Form 10-Q
period 2009-03-31
Territorial Bancorp Inc.
filed 2009-06-26
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File Number 333-155388

TERRITORIAL BANCORP INC.

(Exact Name of Registrant as Specified in Charter)

Maryland	26-4674701
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

15W060 North Frontage Road, Burr Ridge, Illinois	60527
(Address of Principal Executive Offices)	(Zip Code)

(800) 894-6900

Registrant’s telephone number, including area code

Not Applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date.

Zero shares of Common Stock, par value $0.01 per share, were issued and outstanding as of June 22, 2009.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

EXPLANATORY NOTE

Territorial Bancorp Inc., a Maryland corporation (the “Registrant”), was formed to serve as the stock holding company for Territorial Savings Bank as part of the mutual-to-stock conversion of Territorial Mutual Holding Company (the “MHC”). As of March 31, 2009, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the MHC is included in this Quarterly Report.

PART I

ITEM 1.	FINANCIAL STATEMENTS

TERRITORIAL MUTUAL HOLDING COMPANY

AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$32,925	$11,216
Investment securities held to maturity, at amortized cost (fair value of $519,576 and $535,590 at March 31, 2009 and December 31, 2008, respectively)	506,865	527,767
Federal Home Loan Bank stock, at cost	12,348	12,348
Loans held for sale	14,414	—
Loans receivable, net	616,373	633,160
Accrued interest receivable	4,641	4,787
Premises and equipment, net	4,495	4,444
Real estate owned	131	131
Bank-owned life insurance	27,362	27,107
Prepaid expenses and other assets	4,269	3,486

Total assets	$1,223,823	$1,224,446

LIABILITIES AND EQUITY
Liabilities
Deposits	$941,584	$923,914
Advances from the Federal Home Loan Bank	—	35,791
Securities sold under agreements to repurchase	130,200	115,200
Subordinated debentures	24,226	24,221
Accounts payable and accrued expenses	19,669	18,634
Current income taxes payable	1,534	963
Deferred income taxes payable	2,726	3,228
Advance payments by borrowers for taxes and insurance	1,917	3,114

Total liabilities	1,121,856	1,125,065

Commitments and contingencies

Equity
Retained earnings	105,092	100,897
Accumulated other comprehensive loss	(3,125)	(1,516)

Total equity	101,967	99,381

Total liabilities and equity	$1,223,823	$1,224,446

See accompanying notes to consolidated financial statements.

TERRITORIAL MUTUAL HOLDING COMPANY

AND SUBSIDIARIES

Consolidated Statements Of Income (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Interest and dividend income:
Investment securities	$6,272	$6,449
Tax-exempt investment securities	—	98
Dividends on Federal Home Loan Bank stock	—	31
Loans	9,448	8,357
Other investments	—	5

Total interest and dividend income	15,720	14,940

Interest expense:
Deposits	3,794	5,182
Advances from the Federal Home Loan Bank	33	311
Securities sold under agreements to repurchase	1,214	1,002
Subordinated debentures and other borrowings	301	536

Total interest expense	5,342	7,031

Net interest income	10,378	7,909

Provision for loan losses	1,102	6

Net interest income after provision for loan losses	9,276	7,903

Noninterest income:
Total other-than-temporary impairment losses	(436)	—
Portion of loss recognized in other comprehensive income (before taxes)	138	—

Net other-than-temporary impairment losses	(298)	—
Service fees on loan and deposit accounts	667	722
Income on bank-owned life insurance	255	261
Gain on sale of investment securities	—	65
Gain (loss) on sale of loans	799	—
Other	74	112

Total noninterest income	1,497	1,160

Noninterest expense:
Salaries and employee benefits	3,797	3,563
Occupancy	1,130	1,018
Equipment	704	701
Federal deposit insurance premiums	134	295
Other general and administrative expenses	870	752

Total noninterest expense	6,635	6,329

Income before income taxes	4,138	2,734

Income taxes	1,467	921

Net income	$2,671	$1,813

See accompanying notes to consolidated financial statements.

TERRITORIAL MUTUAL HOLDING COMPANY

AND SUBSIDIARIES

Consolidated Statements Of Equity And

Comprehensive Income (Unaudited)

(Dollars in thousands)

	Retained earnings	Accumulated other comprehensive income (loss)	Equity
Balances at December 31, 2007	$93,700	(1,221)	92,479
Comprehensive income:
Net income	1,813	—	1,813

Total comprehensive income			1,813

Balances at March 31, 2008	$95,513	(1,221)	94,292

Balances at December 31, 2008	$100,897	(1,516)	99,381

Cumulative effect from adoption of FSP FAS 115-2 and FAS 124-2, net of taxes of $958	1,524	(1,524)	—

Balances at December 31, 2008, as revised	$102,421	(3,040)	99,381

Comprehensive income:
Net income	2,671	—	2,671
Other comprehensive loss, net of tax:
Investment securities:
Noncredit related losses on securities not expected to be sold, net of taxes of $53		(85)	(85)

Total comprehensive income			2,586

Balances at March 31, 2009	$105,092	(3,125)	101,967

See accompanying notes to consolidated financial statements.

TERRITORIAL MUTUAL HOLDING COMPANY

AND SUBSIDIARIES

Consolidated Statements Of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$2,671	1,813
Adjustments to reconcile to net income to net cash provided by (used in) operating activities: Provision for loan losses	1,102	6
Depreciation and amortization	234	263
Deferred income tax (benefit) expense	(449)	290
Amortization of fees, discounts, and premiums	(374)	(65)
Origination of loans held for sale	(38,719)	—
Proceeds from sales of loans held for sale	24,503	—
Gain on sale of loans, net	(198)	—
Other-than-temporary impairment loss on investment	298	—
Gain on sale of investment securities	—	(65)
(Increase) decrease in accrued interest receivable	146	(70)
Net increase in bank-owned life insurance	(255)	(262)
Net increase in prepaid expenses and other assets	(783)	(265)
Net increase in accounts payable and accrued expenses	1,035	1,518
Net increase (decrease) in federal and state income taxes, net	571	(276)

Net cash provided by (used in) operating activities	(10,218)	2,887

Cash flows from investing activities:
Purchases of investment securities held to maturity	—	(8,318)
Purchases of investment securities available for sale	—	(2,867)
Principal repayments on investment securities held to maturity	20,375	13,111
Proceeds from sale of investment securities available for sale	—	2,932
Loan originations, net of principal repayments on loans receivable	16,155	(36,310)
Purchases of premises and equipment	(285)	(179)

Net cash (used in) provided by investing activities	36,245	(31,631)

(Continued)

TERRITORIAL MUTUAL HOLDING COMPANY

AND SUBSIDIARIES

Consolidated Statements Of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from financing activities:
Net increase in deposits	$17,670	9,994
Proceeds from advances from the Federal Home Loan Bank	50,476	232,283
Repayments of advances from the Federal Home Loan Bank	(86,267)	(278,794)
Proceeds from reverse repurchase agreements	15,000	152,000
Repayments of reverse repurchase agreements	—	(99,000)
Purchases of Fed Funds	39,367	167,287
Sales of Fed Funds	(39,367)	(161,847)
Net decrease in advance payments by borrowers for taxes and insurance	(1,197)	(948)

Net cash provided by (used in) financing activities	(4,318)	20,975

Net (decrease) increase in cash and cash equivalents	21,709	(7,769)

Cash and cash equivalents at beginning of the period	11,216	19,755

Cash and cash equivalents at end of the period	$32,925	11,986

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$5,411	$7,341
Income taxes	1,345	907

See accompanying notes to consolidated financial statements.

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Territorial Mutual Holding Company (referred to herein as “the Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed as part of Territorial Bancorp Inc.’s Prospectus dated May 15, 2009, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 26, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

(2)	Recently Issued Accounting Pronouncements

In February 2008, the FASB amended SFAS 157 through the issuance of FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157. FSP FAS 157-2 is effective upon issuance and delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of FSP FAS 157-2 on January 1, 2009 and such adoption did not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest (minority interest) in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase and determining what information should be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted the provisions of SFAS 141(R) on January 1, 2009 and such adoption did not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company adopted the provisions of SFAS 160 on January 1, 2009 and such adoption did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS 161 requires (1) disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation; (2) disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; (3) disclosure of information about credit-risk-related contingent features; and (4) cross-reference from the derivative note to other notes in which derivative-related information is disclosed. The Company adopted the provisions of SFAS 161 on January 1, 2009 and such adoption did not have a material impact on its consolidated financial statements.

In June 2008, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 08-3, Accounting by Lessees for Maintenance Deposits (EITF 08-3). EITF 08-3 states that lessees shall account for nonrefundable maintenance deposits as a deposit asset if it is probable that the maintenance activities will occur and the deposit is realizable. The Company adopted the provisions of EITF 08-03 on January 1, 2009 and such adoption did not have any impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS Nos. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). This FSP amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles and disclosure requirements in the financial statements. For securities not expected to be sold, credit related other-than-temporary impairment is recognized in earnings while noncredit related impairment is recognized in other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company early adopted the provisions of FSP FAS 115-2 and FAS 124-2 on January 1, 2009. As a result, a $1.5 million cumulative adjustment for prior year impairment losses was recorded that increased retained earnings and decreased accumulated other comprehensive income as of the beginning of the year.

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company early adopted the provisions of FSP FAS 157-4 on January 1, 2009 and such adoption did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of this pronouncement to have a material effect on its consolidated financial statements.

(3)	Investment Securities

The amortized cost and fair values of securities classified as held-to-maturity are as follows:

(Dollars in thousands)	Amortized cost	Gross unrealized		Estimated fair value
		Gains	Losses
March 31, 2009:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$502,761	15,577	(23)	$518,315
Trust preferred securities	4,104	—	(2,843)	1,261

Total	$506,865	15,577	(2,866)	$519,576

December 31, 2008:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$523,228	10,617	(331)	$533,514
Trust preferred securities	4,539	—	(2,463)	2,076

Total	$527,767	10,617	(2,794)	$535,590

The amortized cost and estimated fair value of investment securities at March 31, 2009 are shown below. Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Estimated fair value
Due after 1 year through 5 years	$6,582	6,576
Due after 5 years through 10 years	26,856	27,573
Due after 10 years	473,427	485,427

Total	$506,865	519,576

There were no sales of securities available for sale during the three months ended March 31, 2009. Proceeds from sales of securities available for sale were $2.9 million for the three months ended March 31, 2008, resulting in gross realized gains of $0.1 million.

Investment securities with carrying values of $303.8 million at March 31, 2009 were pledged to secure public deposits, reverse repurchase agreements, and transaction clearing accounts.

Provided below is a summary of investment securities, which were in an unrealized loss position at March 31, 2009 and December 31, 2008. The Company has the ability to hold these securities until such time as the value recovers or the securities mature.

	Less than 12 months		12 months or longer		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses
(Dollars in thousands)

March 31, 2009
Mortgage-backed securities	$6,576	5	414	18	7	6,990	23
Trust preferred securities	—	—	1,261	2,843	2	1,261	2,843

Total	$6,576	5	1,675	2,861	9	8,251	2,866

December 31, 2008:
Mortgage-backed securities	$7,423	7	60,241	324	16	67,664	331
Trust preferred securities	—	—	2,076	2,463	2	2,076	2,463

Total	$7,423	7	62,317	2,787	18	69,740	2,794

Trust Preferred Securities. At March 31, 2009, the Company owned trust preferred securities with a carrying value of $4.1 million. The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. All of these securities are classified in the Bank’s held to maturity investment portfolio.

We review our securities investment portfolio on a quarterly basis for indications of impairment. On January 1, 2009, the Bank adopted FSP FAS 157-4, 115-2 and 124-2 which provide further guidance on whether a market for an asset is distressed or inactive, determining whether an entity has the intent and ability to hold a security to its anticipated recovery and whether an investment is other-than-temporarily impaired (OTTI). In accordance with the adoption of these new accounting statements, management has analyzed all investment securities which have an amortized cost that exceeds fair value as of March 31, 2009.

As of March 31, 2009 the amortized cost of the two trust preferred securities owned by the Bank exceeded fair value. Our pooled trust preferred securities are beneficial interests in securitized financial assets within the scope of EITF 99-20 and are therefore evaluated for OTTI by discounting management’s best estimate of future cash flows. The assumptions used in the discounted cash flow analysis included the following: estimated discount rates based on yields of comparably traded instruments adjusted for illiquidity and other risk factors, estimated deferral and default rates on collateral, and estimated cash flows. The discounted cash flow analysis included a review of all issuers within each collateral pool and incorporated higher deferral and default rates in the cash flow projections over the next five years with a forecast of default and deferral rates reverting to historical averages in later periods.

The discounted cash flow analysis is considered our primary evidence in determining whether OTTI has occurred. If the present value of cash flows is less than amortized cost, OTTI has occurred. The difference between the present value of cash flows and amortized cost is considered a credit loss and recorded through earnings. The amount of OTTI related to other factors is recorded in other comprehensive income.

The Company had previously considered its investment in PreTSL XXIV other-than-temporarily impaired as of December 31, 2008, and the Company recorded a $2.5 million impairment charge during the quarter ended December 31, 2008. Based on its continued review, the Company considered its investment in this security to have experienced additional OTTI as of March 31, 2009, and recorded an additional $436,000 impairment charge during the quarter ended March 31, 2009, of which $298,000 was a credit loss recorded through the income statement as a debit to non-interest income, and $138,000 was recorded as an increase to other comprehensive loss. In addition, the cumulative effect of the Company’s adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2, effective March 31, 2009, resulted in the reclassification of $1.5 million of securities impairment from retained earnings to accumulated other comprehensive loss.

In reviewing its investment in the second trust preferred security (PreTSL XXIII), the Company’s discounted cash flow analysis indicated that it should be able to recover the entire amortized cost basis of the security. Accordingly, as of March 31, 2009, the Company did not consider its investment in the second trust preferred security to have experienced OTTI.

The trust preferred securities were rated BBB watch as of March 31, 2009. On April 9, 2009 PreTSL XXIII was downgraded to CC while PreTSL XXIV was downgraded to C.

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)
Balance, January 1, 2009	$1
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—
Credit losses on debt securities for which other-than-temporary impairment was previously recognized	298

Balance at March 31, 2009	$299

(4)	Loans Receivable

The components of loans receivable at March 31, 2009 and December 31, 2008 are as follows:

(Dollars in thousands)	March 31, 2009	December 31 2008
Real estate loans:
First mortgages:
One to four family residential	$569,196	581,251
Multifamily residential	3,742	3,756
Construction, commercial, and other	19,992	21,042
Home equity loans and lines of credit	26,382	29,956

Total real estate loans	619,312	636,005

Other loans:
Loans on deposit accounts	1,370	1,305
Consumer and other loans	4,982	4,792

Total other loans	6,352	6,097

Less:
Net unearned fees and discounts	(5,210)	(5,100)
Undisbursed loan funds	(2,080)	(2,943)
Allowance for loan losses	(2,001)	(899)

	(9,291)	(8,942)

	$616,373	633,160

The Company had five impaired loans at March 31, 2009 amounting to $1.0 million with specific reserves of $251,957. There were no impaired loans at December 31, 2008.

The Company had five nonaccrual loans for $1.0 million at March 31, 2009 and one nonaccrual loan for $0.1 million as of December 31, 2008. The Company did not collect or recognize any interest income on nonaccrual loans. The Company would have recognized additional interest income of $30,191 and $2,576 for the three months ended March 31, 2009 and throughout 2008, respectively, had the loans been accruing interest. The Company did not have any loans more than 90 days past due and still accruing interest as of March 31, 2009 or December 31, 2008.

The Company sold $24.7 million of mortgage loans during the three months ended March 31, 2009 and recognized a gain of $0.6 million. In 2008, the Company sold $1.4 million of mortgage loans and recognized a gain of $1,602.

The Company serviced loans for others of $ 85.1 million at March 31, 2009 and $63.2 million at December 31, 2008. Of these amounts, $12.5 million and $12.7 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at March 31, 2009 and December 31, 2008. The amount of contractually specified servicing fees earned was $0.1 million for the three months ended March 31, 2009 and $0.2 million for 2008. The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

(5)	Allowance for Loan Losses

The activity in the allowance for loan losses on loans receivable is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Balance at beginning of period	$899	768
Provision	1,102	6

	2,001	774

Charge-offs	(1)	(6)
Recoveries	1	1

Net charge-offs	—	(5)

Balance at end of period	$2,001	769

(6)	Securities Sold under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts. Securities sold under agreements to repurchase at March 31, 2009 and December 31, 2008 are summarized as follows:

	March 31, 2009		December 31, 2008
(Dollars in thousands)	Repurchase liability	Weighted average rate	Repurchase liability	Weighted average rate
Maturing:
Within 1 year	$25,000	3.13%	$—	—%
Over 1 year to 2 years	25,000	2.97	25,000	3.13
Over 2 years to 3 years	21,900	4.13	43,900	3.53
Over 3 years to 4 years	40,300	4.12	28,300	4.75
Over 4 years to 5 years	18,000	4.87	18,000	4.87
Over 5 years	—	—	—	—

	$130,200	3.82%	$115,200	3.95%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at March 31, 2009. The amount at risk is the greater of the carrying value or fair value over the repurchase liability. All the agreements to repurchase are with JP Morgan and the securities pledged are issued and guaranteed by U.S. government-sponsored enterprises.

(Dollars in thousands)	Carrying value of securities	Fair value of securities	Repurchase liability	Amount at risk	Weighted average maturity
Maturing:
Over 90 days	$144,629	150,125	130,200	19,925	32

	$144,629	150,125	130,200	19,925	32

(7)	Employee Benefit Plans

The Company has a noncontributory defined benefit pension plan (Pension Plan) that covers substantially all employees with at least one year of service. Effective December 31, 2008, under approved changes to the Pension Plan, there were no further accruals of benefits for any participants.

In addition, the Company sponsors a Supplemental Employee Retirement Plan (SERP), a noncontributory supplemental retirement benefit plan, which covers certain current and former employees of the Company for amounts in addition to those provided under the defined pension plan.

The components of net periodic benefit cost were as follows:

	Pension benefits		SERP
	Three Months Ended March 31,
(Dollars in thousands)	2009	2008	2009	2008
Net periodic benefit cost for the period:
Service cost	$—	149	134	128
Interest cost	—	147	77	67
Expected return on plan assets	—	(176)	—	—
Amortization of prior service cost	—	1	—	—
Recognized actuarial loss	—	27	—	—
Recognized curtailment loss	—	—	—	—

Net periodic benefit cost	$—	148	211	195

(8)	Fair Value of Financial Instruments

SFAS 157, “Fair Value Measurements”, defines fair value and the methods used for measuring fair value as well as requiring additional disclosures. FASB Staff Position FAS 157-2,“Effective Date of FASB Statement No. 157”, delayed the effective date of SFAS 157 to January 1, 2009 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FASB also issued Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” in October 2008, which clarified the application of SFAS 157 in a market that is not active. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for The Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” was issued in April 2009 and provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157 when the volume and level of activity for assets or liabilities have significantly decreased. We early adopted FSP FAS 157-4 on March 31, 2009.

Under SFAS 157, the Company groups its financial assets and liabilities at fair value into three levels based on the markets in which the financial assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

•

Level 1 – Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities traded in active markets. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

•

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect management’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of discounted cash flow models and similar techniques that require the use of significant judgment or estimation.

Under SFAS 157, the Company bases its fair values on the price that it would expect to receive if an asset were sold or pay to transfer a liability in an orderly transaction between market participants at the measurement date. As required under SFAS 157, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements.

The fair values for investment securities were based on quoted market prices, if available, and were classified as Level 1. The estimated fair value of U.S. government-sponsored mortgage-backed securities are based on quoted market prices and considered to be level 1 inputs. If quoted market prices were not available, the valuation for investment securities utilized pricing models that varied based on asset class and included trade, bid and other observable market information. Securities priced using this information were classified as Level 2.

Our pooled trust preferred securities are collateralized debt obligations secured by trust preferred securities issued primarily by banks and bank holding companies in the United States. Since there has been no active trading in these markets for the past nine months, fair value was determined by considering a range of fair value estimates provided by a pricing service and using a discounted cash flow analysis prepared by management. The primary difference between the fair value estimate prepared by our pricing service and our discounted cash flow analysis is the discount rate. As of March 31, 2009, we utilized the yield on corporate bonds plus a 1% liquidity premium to arrive at a risk-adjusted discount rate of 13.11%. Our pricing service used a discount rate of 20.97%. The pricing service provided fair value estimates of $16.42 for PreTSL XXIII and $12.21 for PreTSL XXIV.

The assumptions used by management in the discounted cash flow analysis included the following: estimated discount rates based on yields of comparably traded instruments adjusted for illiquidity and other risk factors, estimated deferral and default rates on collateral, and estimated cash flows. The discounted cash flow analysis included a review of all issuers within each collateral pool and incorporated higher deferral and default rates in the cash flow projections over the next five years with a forecast of default and deferral rates reverting to historical averages in later periods.

Management considered the range of fair value estimates and decided that our pricing service’s estimate of fair value should be assigned a 70% weight and our discounted cash flow estimate should be assigned a 30% weight. We gave a greater weighting to the fair value estimate of our pricing service because of their experience in these matters as an independent third-party service provider. The fair value estimates provided by the pricing service and management’s discounted cash flow analysis resulted in a weighted fair value estimate of $19.74 for PreTSL XXIII and $16.13 for PreTSL XXIV. The fair value estimates of the trust preferred securities are classified as level 3 inputs because they are based on discounted cash flow models.

The Company uses fair value measurements to determine fair value disclosures. The Company has no material assets or liabilities measured at fair value on a recurring basis. From time to time, the Company may be required to record other financial assets at fair value on a nonrecurring basis, such as loans held for sale, impaired loans, and mortgage servicing assets. These nonrecurring fair value adjustments typically involve application of the lower of cost or fair value accounting or write-downs of individual assets. There were no material assets or liabilities measured at fair value on a nonrecurring basis.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Quarterly Report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities, if any;

•	changes in consumer spending, borrowing and savings habits;

•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Territorial Bancorp Inc.’s Prospectus dated May 15, 2009, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 26, 2009.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Assets. At March 31, 2009, our assets were $1.224 billion, a decrease of $623,000, or 0.1%, from $1.224 billion at December 31, 2008. The decrease was caused by decreases in investment securities and loans, partially offset by an increase in cash and cash equivalents.

Loans. At March 31, 2009, total loans (including loans held for sale of $14.4 million) were $640.3 million, or 52.3% of total assets. During the three months ended March 31, 2009, the loan portfolio decreased $1.8 million, or 0.3%. The decrease was caused primarily by a decrease in home equity loans and lines of credit of $3.6 million. One- to four-family residential real estate loans increased $2.5 million despite our selling $24.7 million of longer-term, one- to four-family residential real estate loans during the three months ended March 31, 2009.

Securities. At March 31, 2009, our securities portfolio totaled $506.9 million, or 41.4% of assets. At March 31, 2009, all of such securities were classified as held-to-maturity, and none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as loans having less than full documentation) loans. At March 31, 2009, we held no common or preferred stock of Fannie Mae or Freddie Mac.

During the three months ended March 31, 2009, our securities portfolio decreased $20.9 million, or 4.0%, as repayments exceeded purchases of securities.

At March 31, 2009, we owned trust preferred securities with a carrying value of $4.1 million. This portfolio consists of two securities (PreTSL XXIII and PreTSL XXIV), which represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.

On April 9, 2009, the Financial Accounting Standards Board issued Financial Accounting Standards Board Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in a company’s financial statements. Before these recent staff positions, to conclude that an impairment was not other than temporary an entity was required, among other considerations, to assert that it had the intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 5M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities,” and other authoritative literature. As a result of these recent staff positions, an entity should assess whether the entity (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery (for example, if its cash or working capital requirements or contractual or regulatory obligations indicate that the debt security will be required to be sold before the forecasted recovery occurs). FSP FAS 115-2 and FAS 124-2 also changes the trigger used to assess the collectibility of cash flows from “probable that the investor will be unable to collect all amounts due” to “the entity does not expect to recover the entire amortized cost basis of the security.” If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, an other-than-temporary impairment shall have occurred. We adopted FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 for the quarter ended March 31, 2009.

In reviewing our investment in the trust preferred securities, we concluded that we did not have the intent to sell either trust preferred security, and it was not more likely than not that we would be required to sell either trust preferred security before the anticipated recovery.

The trust preferred securities market is considered to be inactive as only two sales transactions have occurred over the past nine months. In addition, there have been no new issues of pooled trust preferred securities since 2007. Because the trust preferred securities market is inactive, we use a discounted cash flow model to determine the estimated fair value of the trust preferred securities and to determine whether they are other-than-temporarily impaired.

We had previously considered our investment in PreTSL XXIV other-than-temporarily impaired as of December 31, 2008, and we recorded a $2.5 million impairment charge during the quarter ended December 31, 2008. Based on our continued review, we considered our investment in this security to have experienced additional other-than-temporary impairment as of March 31, 2009, and recorded an additional $436,000 impairment charge with respect to this security during the quarter ended March 31, 2009, of which $298,000 was a credit loss recorded through our income statement as a debit to non-interest income, and $138,000 was recorded as an increase to other comprehensive loss. In addition, the cumulative effect of our adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2, effective March 31, 2009, resulted in the reclassification of $1.5 million of securities impairment from retained earnings to accumulated other comprehensive loss.

In reviewing our investment in the second trust preferred security (PreTSL XXIII), our discounted cash flow analysis indicated that we should be able to recover the entire amortized cost basis of the security. Accordingly, as of March 31, 2009, we did not consider our investment in the second trust preferred security to have experienced other-than-temporary impairment. Both of these securities were downgraded as of April 9, 2009.

We own common stock of the Federal Home Loan Bank of Seattle with an aggregate cost and fair value as of March 31, 2009 of $12.3 million based on its par value. There is no market for our Federal Home Loan Bank of Seattle common stock.

Recent published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capital of a Federal Home Loan Bank, including the Federal Home Loan Bank of Seattle, could be substantially diminished or reduced to zero. In addition, the Federal Home Loan Bank of Seattle stopped paying dividends during the fourth quarter of 2008.

Deposits. During the three months ended March 31, 2009, our deposits grew $17.7 million, or 1.9%. The increase was caused by our continuing to promote higher than market rates for our savings accounts (which increased $37.0 million during the quarter), offsetting a decrease of $14.5 million in certificates of deposit. We have lowered the rates we pay on certificates of deposit because of increased liquidity from other sources, such as loan and securities repayments, allowing these deposits to run off.

Borrowings. Historically, our borrowings consisted primarily of advances from the Federal Home Loan Bank of Seattle and funds borrowed under repurchase agreements. During the quarter ended March 31, 2009, our borrowings decreased $20.8 million, or 13.8%. During the quarter ended March 31, 2009, we repaid all of our outstanding Federal Home Loan Bank advances. Our reverse repurchase agreements increased $15.0 million, or 13.0%, as we did not require further borrowings to fund our operations. Instead, we funded our operations with additional deposits and principal repayments on loans and mortgage-backed securities.

Equity. At March 31, 2009, our equity was $102.0 million, an increase of $2.6 million, or 2.6%, from $99.4 million at December 31, 2008. The increase resulted from net income of $2.7 million for the quarter ended March 31, 2009.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

General. Net income increased $858,000, or 47.3%, to $2.7 million for the three months ended March 31, 2009 from $1.8 million for the three months ended March 31, 2008. The increase was primarily caused by a $2.5 million increase in net interest income, partially offset by an increase in the provision for loan losses of $1.1 million and an increase in non-interest expense of $306,000.

Net Interest Income. Net interest income increased $2.5 million, or 31.2%, to $10.4 million for the three months ended March 31, 2009 from $7.9 million for the three months ended March 31, 2008. Interest and dividend income increased $780,000, or 5.2%, as our average balance of loans increased by $66.2 million, or 11.6%. Interest expense decreased $1.7 million, or 24.0%, as declining market interest rates for certificates of deposits allowed us to reduce our deposit expense by $1.4 million. We also experienced a $278,000 decrease in interest expense on Federal Home Loan Bank advances. The interest rate spread and net interest margin were 3.39% and 3.54%, respectively, for the three months ended March 31, 2009, compared to 2.61% and 2.82% for the three months ended March 31, 2008. The improvement in the interest rate spread was the result of a decrease in the average cost of interest-bearing liabilities of 74 basis points, and an increase in the average yield on interest-earning assets of four basis points.

Interest and Dividend Income. Interest and dividend income increased $780,000 to $15.7 million for the three months ended March 31, 2009 from $14.9 million for the three months ended March 31,

2008. An increase in interest income on loans was partially offset by a decrease in interest income on investment securities. Interest income on loans increased $1.1 million, or 13.1%, to $9.4 million for the three months ended March 31, 2009 from $8.4 million for the three months ended March 31, 2008, as our average balance of loans increased $66.2 million, or 11.6%. Interest income on securities decreased $275,000, or 4.2%, to $6.3 million for the three months ended March 31, 2009 from $6.5 million for the three months ended March 31, 2008, as our average balance of investment securities decreased $17.5 million, or 3.3%. The reduction in our average securities portfolio was caused by repayments on mortgage-backed securities exceeding new purchases. There were no material changes in the rates we earned on loans or investment securities between the periods.

Interest Expense. Interest expense decreased $1.7 million, or 24.0%, to $5.3 million for the three months ended March 31, 2009 from $7.0 million for the three months ended March 31, 2008. Interest expense on deposits decreased $1.4 million, or 26.8%, caused by a decrease in interest expense on certificates of deposit of $1.7 million, or 44.7%. The rates we paid on certificates of deposit decreased 164 basis points, and we experienced a $10.2 million, or 2.6%, decrease in the average balance of certificates of deposit. We have lowered the rates we pay on certificates of deposit because of increased liquidity from other sources, such as loan and securities repayments, allowing these deposits to run off. In addition, interest expense on Federal Home Loan Bank advances decreased $278,000, or 89.4%. During the quarter ended March 31, 2009, we repaid all of our outstanding Federal Home Loan Bank advances.

Provision for Loan Losses. We recorded a provision for loan losses of $1.1 million for the three months ended March 31, 2009 compared to a provision of $6,000 for the three months ended March 31, 2008. The provisions made during 2009 were general reserves for one- to four-family residential real estate loans in recognition of increased non-performing loans and deteriorating environmental factors. Non-performing loans totaled $1.0 million at March 31, 2009, or 0.16% of total loans at that date, compared to $149,000 of non-performing loans at December 31, 2008, $159,000 of non-performing loans at March 31, 2008 and $106,000 of non-performing loans at December 31, 2007. Non-performing loans as of March 31, 2009 consisted primarily of one- to four-family residential real estate loans. We experienced net chargeoffs (recoveries) of $(1,000) and $5,000 for the three months ended March 31, 2009 and 2008, respectively. The allowance for loan losses to total loans was 0.32% and 0.13% at March 31, 2009 and 2008, respectively. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at March 31, 2009 and 2008.

Non-Interest Income. The following table summarizes changes in non-interest income between the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,		Change
	2009	2008	$ Change	% Change
	(In thousands)
Service fees on loan and deposit accounts	$667	$722	$(55)	(7.6)%
Income on bank-owned life insurance	255	261	(6)	(2.3)%
Other-than-temporary impairment loss on investments	(298)	—	(298)	N/A
Gain on sale of investment securities	—	65	(65)	(100.0)%
Gain on sale of loans	799	—	799	N/A
Other	74	112	(38)	(33.9)%

Total	$1,497	$1,160	$337	29.1%

We sold $24.7 million and $0 of loans during the three months ended March 31, 2009 and 2008, respectively. We recognized a $298,000 loss for other-than-temporary impairment on our investments in trust preferred securities in the first quarter of 2009, as described in “—Comparison of Financial Condition at March 31, 2009 and December 31, 2008—Securities.”

Non-Interest Expense. The following table summarizes changes in non-interest expense between the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,		Change
	2009	2008	$ Change	% Change
	(In thousands)
Salaries and employee benefits	$3,797	$3,563	$234	6.6%
Occupancy	1,130	1,018	112	11.0%
Equipment	704	701	3	0.4%
Federal deposit insurance premiums	134	295	(161)	(54.6)%
Other	870	752	118	15.7%

Total	$6,635	$6,329	$306	4.8%

Salaries and employee benefits expense increased as compensation expense, payroll tax expense and health insurance expense increased by $271,000, $56,000 and $25,000, respectively. The increase in compensation expense resulted primarily from increases in bonus accruals ($324,000 for the three months ended March 31, 2009 compared to $178,000 for the three months ended March 31, 2008) and loan agent commissions ($60,000 for the three months ended March 31, 2009 compared to $41,000 for the three months ended March 31, 2008). These increases were partially offset by a decrease of $136,000 in pension plan expense, resulting from our freezing our pension plan effective December 31, 2008.

Income Tax Expense. Income taxes were $1.5 million for the three months ended March 31, 2009, reflecting an effective tax rate of 35.5% compared to $921,000 for the three months ended March 31, 2008, reflecting an effective tax rate of 33.7%. The change in our effective tax rates was primarily attributable to a decline in tax-exempt interest earned on municipal securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the Company’s interest rate risk position as of December 31, 2008 disclosed in Territorial Bancorp Inc.’s Prospectus dated May 15, 2009, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 26, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2009. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2009, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to various legal actions that are considered ordinary routine litigation incidental to the business of the Company, and no claim for money damages exceeds ten percent of the Company’s consolidated assets. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors disclosed in Territorial Bancorp Inc.’s Prospectus dated May 15, 2009, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 26, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRITORIAL BANCORP INC.
(Registrant)

Date: June 26, 2009	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and Chief Executive Officer

Date: June 26, 2009	/s/ Melvin M. Miyamoto
Melvin M. Miyamoto
Senior Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Allan S. Kitagawa, Chairman of the Board, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Melvin M. Miyamoto, Senior Vice President and Treasurer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of Allan S. Kitagawa, Chairman of the Board, President and Chief Executive Officer, and Melvin M. Miyamoto, Senior Vice President and Treasurer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.