Form 10-Q
period 2009-06-30
Territorial Bancorp Inc.
filed 2009-08-14
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File Number 1-34403

TERRITORIAL BANCORP INC.

(Exact Name of Registrant as Specified in Charter)

Maryland	26-4674701
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1132 Bishop Street, Suite 2200, Honolulu, Hawaii	96813
(Address of Principal Executive Offices)	(Zip Code)

(808) 946-1400

Registrant’s telephone number, including area code

Not Applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐.

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

12,233,125 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of August 10, 2009.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

EXPLANATORY NOTE

Territorial Bancorp Inc., a Maryland corporation (the “Registrant”), headquartered in Honolulu, Hawaii, was formed to serve as the stock holding company for Territorial Savings Bank as part of the mutual-to-stock conversion of Territorial Mutual Holding Company (the “MHC”). As of June 30, 2009, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the MHC is included in this Quarterly Report.

PART I

ITEM 1.	FINANCIAL STATEMENTS

TERRITORIAL MUTUAL HOLDING COMPANY

AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$322,008	$11,216
Investment securities held to maturity, at amortized cost (fair value of $516,221 and $535,590 at June 30, 2009 and December 31, 2008, respectively)	509,857	527,767
Federal Home Loan Bank stock, at cost	12,348	12,348
Loans held for sale	2,438	—
Loans receivable, net	604,828	633,160
Accrued interest receivable	4,607	4,787
Premises and equipment, net	4,747	4,444
Real estate owned	131	131
Bank-owned life insurance	27,620	27,107
Investment receivable	15,198	—
Prepaid expenses and other assets	5,203	3,486

Total assets	$1,508,985	$1,224,446

LIABILITIES AND EQUITY
Liabilities
Deposits	$1,221,699	$923,914
Advances from the Federal Home Loan Bank	—	35,791
Securities sold under agreements to repurchase	130,200	115,200
Subordinated debentures	24,232	24,221
Accounts payable and accrued expenses	22,833	18,634
Current income taxes payable	520	963
Deferred income taxes payable	2,434	3,228
Advance payments by borrowers for taxes and insurance	2,820	3,114

Total liabilities	1,404,738	1,125,065

Commitments and contingencies

Equity
Retained earnings	107,347	100,897
Accumulated other comprehensive loss	(3,100)	(1,516)

Total equity	104,247	99,381

Total liabilities and equity	$1,508,985	$1,224,446

See accompanying notes to consolidated financial statements.

TERRITORIAL MUTUAL HOLDING COMPANY

AND SUBSIDIARIES

Consolidated Statements Of Income (Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest and dividend income:
Investment securities	$5,957	$6,465	$12,229	$12,914
Tax-exempt investment securities	—	14	—	112
Dividends on Federal Home Loan Bank stock	—	43	—	74
Loans	8,984	8,681	18,432	17,038
Other investments	23	19	23	24

Total interest and dividend income	14,964	15,222	30,684	30,162

Interest expense:
Deposits	3,833	4,725	7,627	9,907
Advances from the Federal Home Loan Bank	—	10	33	321
Securities sold under agreements to repurchase	1,255	1,157	2,469	2,159
Subordinated debentures and other borrowings	283	380	584	916

Total interest expense	5,371	6,272	10,713	13,303

Net interest income	9,593	8,950	19,971	16,859

Provision for loan losses	—	(2)	1,102	4

Net interest income after provision for loan losses	9,593	8,952	18,869	16,855

Noninterest income:
Total other-than-temporary impairment losses	(426)	—	(862)	—
Portion of loss recognized in other comprehensive income (before taxes)	(41)	—	97	—

Net other-than-temporary impairment losses	(467)	—	(765)	—
Service fees on loan and deposit accounts	650	742	1,317	1,464
Income on bank-owned life insurance	258	261	513	522
Gain on sale of investment securities	230	68	230	133
Gain on sale of loans	378	—	1,177	—
Other	68	185	142	297

Total noninterest income	1,117	1,256	2,614	2,416

Noninterest expense:
Salaries and employee benefits	3,748	3,758	7,545	7,321
Occupancy	1,098	1,069	2,228	2,087
Equipment	764	663	1,468	1,364
Federal deposit insurance premiums	1,049	276	1,183	571
Other general and administrative expenses	704	813	1,574	1,565

Total noninterest expense	7,363	6,579	13,998	12,908

Income before income taxes	3,347	3,629	7,485	6,363

Income taxes	1,092	1,301	2,559	2,222

Net income	$2,255	$2,328	$4,926	$4,141

See accompanying notes to consolidated financial statements.

TERRITORIAL MUTUAL HOLDING COMPANY

AND SUBSIDIARIES

Consolidated Statements Of Equity And

Comprehensive Income (Unaudited)

(Dollars in thousands)

	Retained earnings	Accumulated other comprehensive income (loss)	Equity

Balances at December 31, 2008	$100,897	(1,516)	99,381

Cumulative effect from adoption of FSP FAS 115-2 and FAS 124-2, net of taxes of $958	1,524	(1,524)	—

Balances at December 31, 2008, as revised	$102,421	(3,040)	99,381

Comprehensive income:
Net income	4,926	—	4,926
Other comprehensive loss, net of tax:
Investment securities:
Noncredit related losses on securities not expected to be sold, net of taxes of $37		(60)	(60)

Total comprehensive income			4,866

Balances at June 30, 2009	$107,347	(3,100)	104,247

Balances at December 31, 2007	$93,700	(1,221)	92,479

Comprehensive income:
Net income	4,141	—	4,141
Other comprehensive loss, net of tax:
Retirement benefit plans
Less: Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost net of taxes of $23		34	34

Total comprehensive income			4,175

Balances at June 30, 2008	$97,841	(1,187)	96,654

See accompanying notes to consolidated financial statements.

TERRITORIAL MUTUAL HOLDING COMPANY

AND SUBSIDIARIES

Consolidated Statements Of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$4,926	4,141
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,102	4
Depreciation and amortization	472	521
Deferred income tax (benefit) expense	(757)	150
Amortization of fees, discounts, and premiums	(587)	(194)
Origination of loans held for sale	(59,842)	—
Proceeds from sales of loans held for sale	57,783	—
Gain on sale of loans, net	(379)	—
Other-than-temporary impairment loss on investment	765	—
Gain on sale of investment securities	(230)	(133)
Net gain on sale of premises and equipment	(3)	(9)
(Increase) decrease in accrued interest receivable	180	(116)
Net increase in bank-owned life insurance	(513)	(522)
Net increase in prepaid expenses and other assets	(1,717)	(93)
Net increase (decrease) in accounts payable and accrued expenses	4,199	(637)
Net increase (decrease) in federal and state income taxes, net	(443)	458

Net cash provided by operating activities	4,956	3,570

Cash flows from investing activities:
Purchases of investment securities held to maturity	(42,824)	(31,688)
Purchases of investment securities available for sale	(14,967)	(8,764)
Principal repayments on investment securities held to maturity	59,641	28,698
Proceeds from sale of investment securities available for sale	—	18,449
Loan originations, net of principal repayments on loans receivable	28,058	(49,065)
Purchases of premises and equipment	(775)	(355)
Proceeds from disposals of premises and equipment	3	9

Net cash (used in) provided by investing activities	29,136	(42,716)

(Continued)

TERRITORIAL MUTUAL HOLDING COMPANY

AND SUBSIDIARIES

Consolidated Statements Of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2009	2008

Cash flows from financing activities:
Net increase in deposits	$297,785	41,071
Proceeds from advances from the Federal Home Loan Bank	50,476	256,719
Repayments of advances from the Federal Home Loan Bank	(86,267)	(327,509)
Proceeds from reverse repurchase agreements	15,000	205,350
Repayments of reverse repurchase agreements	—	(145,350)
Purchases of Fed Funds	39,367	241,733
Sales of Fed Funds	(39,367)	(241,733)
Net decrease (increase) in advance payments by borrowers for taxes and insurance	(294)	54

Net cash provided by financing activities	276,700	30,335

Net (decrease) increase in cash and cash equivalents	310,792	(8,811)

Cash and cash equivalents at beginning of the period	11,216	19,755

Cash and cash equivalents at end of the period	$322,008	10,944

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$10,667	$13,514
Income taxes	3,759	1,614
Supplemental disclosure of noncash investing activities:
Investments sold, not settled	$15,198	—

See accompanying notes to consolidated financial statements.

TERRITORIAL MUTUAL HOLDING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

(2)	Recently Issued Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) amended Statement of Financial Accounting Standards (“SFAS”) 157 through the issuance of FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157. FSP FAS 157-2 is effective upon issuance and delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of FSP FAS 157-2 on January 1, 2009 and such adoption did not have a material impact on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS 161 requires (1) disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation; (2) disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; (3) disclosure of information about credit-risk-related contingent features; and (4) cross-reference from the derivative note to other notes in which derivative-related information is disclosed. The Company adopted the provisions of SFAS 161 on January 1, 2009 and such adoption did not have a material impact on its consolidated financial statements.

In June 2008, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 08-3, Accounting by Lessees for Maintenance Deposits (EITF 08-3). EITF 08-3 states that lessees shall account for nonrefundable maintenance deposits as a deposit asset if it is probable that the maintenance activities will occur and the deposit is realizable. The Company adopted the provisions of EITF 08-3 on January 1, 2009 and such adoption did not have any impact on its consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company early adopted the provisions of FSP FAS 157-4 on January 1, 2009 and such adoption did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 on April 1, 2009 and such adoption did not have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards for the accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 on June 30, 2009 and such adoption did not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (SFAS 166). SFAS 166 seeks to improve the usefulness of the information a company provides about a transfer of financial assets, the effects of the transfer on its financial position, performance and cash flows, and its continuing involvement in the transferred financial assets. SFAS 166 is effective as of the beginning of the first annual reporting period that ends after November 15, 2009. The Company is currently evaluating the impact of adopting SFAS 166 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 seeks to improve financial reporting by enterprises involved with variable interest entities and also addresses the effects of SFAS 166 on certain provisions of SFAS 46(R). SFAS 167 is effective as of the beginning of the first annual reporting period that ends after November 15, 2009. The Company is currently evaluating the impact of adopting SFAS 167 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 is effective for financial statements issued after September 15, 2009 and becomes the source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied by nongovernmental entities. The pronouncement primarily impacts the way GAAP is referenced in financial statements and the Company does not expect the adoption of this statement to have any impact on its consolidated financial statements.

(3)	Cash and Cash Equivalents

Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, federal funds sold, and short-term, highly liquid investments with original maturities of three months or less. The table below presents the balances of cash and cash equivalents as of June 30, 2009 and December 31, 2008.

(Dollars in thousands)	June 30, 2009	December 31, 2008

Cash and due from banks	$11,370	10,136
Interest-bearing deposits in other banks	5,122	1,080
Short-term investments	305,516	—

Cash and cash equivalents	$322,008	11,216

Short term investments rose by $305.5 million primarily because of an increase in loan repayments and deposits. During the six-month period ending June 30, 2009, deposits grew by $297.8 million. $248.9 million of the increase in deposits represent orders of common stock in our subscription offering.

(4)	Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized	Gross unrealized		Estimated
(Dollars in thousands)	cost	Gains	Losses	fair value

June 30, 2009:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$506,178	10,423	(924)	$515,677
Trust preferred securities	3,679	—	(3,135)	544

Total	$509,857	10,423	(4,059)	$516,221

December 31, 2008:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$523,228	10,617	(331)	$533,514
Trust preferred securities	4,539	—	(2,463)	2,076

Total	$527,767	10,617	(2,794)	$535,590

The amortized cost and estimated fair value of investment securities at June 30, 2009 are shown below. Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Estimated fair value

Held to maturity:
Due after 1 year through 5 years	$5,858	5,918
Due after 5 years through 10 years	24,658	25,389
Due after 10 years	479,341	484,914

Total	$509,857	516,221

Proceeds from sales of securities available for sale were $15.2 million for the three months ended June 30, 2009, resulting in gross realized gains of $230,000. Proceeds from sales of securities available for sale were $5.0 million for the three months ended June 30, 2008, resulting in gross realized gains of $61,000.

Proceeds from sales of securities available for sale were $15.2 million for the six months ended June 30, 2009, resulting in gross realized gains of $230,000. Proceeds from sales of securities available for sale were $7.9 million for the six months ended June 30, 2008, resulting in gross realized gains of $126,000.

The Company received proceeds of $10.5 million from the sale of $10.5 million of held-to-maturity municipal bonds during the three months ended June 30, 2008, resulting in gross realized gains and losses of $81,000 and $80,000, respectively. Approximately $5.5 million of these securities experienced a credit downgrade. The remaining securities were sold because of concerns about a potential downgrade of the bond’s insurers. There were no other sales of held-to-maturity securities during the six month periods ended June 30, 2009 and 2008.

Investment securities with carrying values of $296.7 million at June 30, 2009 were pledged to secure public deposits, reverse repurchase agreements, and transaction clearing accounts.

Provided below is a summary of investment securities, which were in an unrealized loss position at June 30, 2009 and December 31, 2008. The Company has the ability to hold these securities until such time as the value recovers or the securities mature.

	Less than 12 months		12 months or longer		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses
(Dollars in thousands)

June 30, 2009
Mortgage-backed securities	$69,323	908	405	16	13	69,728	924
Trust preferred securities	—	—	544	3,135	2	544	3,135

Total	$69,323	908	949	3,151	15	70,272	4,059

December 31, 2008:
Mortgage-backed securities	$7,423	7	60,241	324	16	67,664	331
Trust preferred securities	—	—	2,076	2,463	2	2,076	2,463

Total	$7,423	7	62,317	2,787	18	69,740	2,794

Trust Preferred Securities. At June 30, 2009, the Company owned trust preferred securities with a carrying value of $3.7 million. The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. All of these securities are classified in the Bank’s held-to-maturity investment portfolio.

We review our securities investment portfolio on a quarterly basis for indications of impairment. On January 1, 2009, the Bank adopted FSP FAS 157-4, 115-2 and 124-2 which provide further guidance on whether a market for an asset is distressed or inactive, determining whether an entity has the intent and ability to hold a security to its anticipated recovery and whether an investment is other-than-temporarily impaired (OTTI). In accordance with the adoption of these new accounting statements, management has analyzed all investment securities which have an amortized cost that exceeds fair value as of June 30, 2009.

As of June 30, 2009 the amortized cost of the two trust preferred securities exceeded fair value. Our pooled trust preferred securities are beneficial interests in securitized financial assets within the scope of EITF 99-20 and are therefore evaluated for OTTI by discounting management’s best estimate of future cash flows. The assumptions used in the discounted cash flow analysis included the following: a discount rate based on the current effective yield of each security, estimated deferral and default rates on collateral, and estimated cash flows. The discounted cash flow analysis included a review of all issuers within each collateral pool and incorporated higher deferral and default rates in the cash flow projections over the next two years with a forecast of lower deferral and default rates in later years.

The discounted cash flow analysis is considered our primary evidence in determining whether

OTTI has occurred. If the present value of cash flows is less than amortized cost, OTTI has occurred. The difference between the present value of cash flows and amortized cost is considered a credit loss and is recorded through earnings. The amount of OTTI related to other factors is recorded in other comprehensive income.

The Company had previously considered its investment in PreTSL XXIV other-than-temporarily impaired as of March 31, 2009 and the Company recorded impairment charges of $299,000 through March 31, 2009. Based on its continued review, the Company considered its investment in this security to have experienced additional OTTI as of June 30, 2009, and recorded an impairment charge of $467,000, which was considered to be a credit loss recorded through the income statement.

In reviewing its investment in the second trust preferred security (PreTSL XXIII), the Company’s discounted cash flow analysis indicated that it should be able to recover the entire amortized cost basis of the security. Accordingly, as of June 30, 2009, the Company did not consider its investment in the second trust preferred security to have experienced OTTI.

At June 30, 2009, PreTSL XXIII is rated CC while PreTSL XXIV is rated C.

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)

Balance, January 1, 2009	$1
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—
Credit losses on debt securities for which other-than-temporary impairment was previously recognized	765

Balance at June 30, 2009	$766

(5)	Federal Home Loan Bank Stock

The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of June 30, 2009, consistent with its accounting policies. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory capital situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss. Moody’s Investor Service and Standard and Poor’s Rating Services have affirmed the FHLB of Seattle’s credit rating of Aaa and AA+/A1+, respectively. Standard and Poor’s also removed the FHLB of Seattle from Credit Watch Negative. Even though the Company did not recognize an other-than-temporary impairment loss during the six-month period ending June 30, 2009, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

(6)	Loans Receivable

The components of loans receivable at June 30, 2009 and December 31, 2008 are as follows:

(Dollars in thousands)	June 30, 2009	December 31 2008

Real estate loans:
First mortgages:
One- to-four family residential	$559,316	581,251
Multifamily residential	3,702	3,756
Construction, commercial, and other	19,227	21,042
Home equity loans and lines of credit	24,426	29,956

Total real estate loans	606,671	636,005

Other loans:
Loans on deposit accounts	1,373	1,305
Consumer and other loans	5,539	4,792

Total other loans	6,912	6,097

Less:
Net unearned fees and discounts	(5,148)	(5,100)
Undisbursed loan funds	(1,606)	(2,943)
Allowance for loan losses	(2,001)	(899)

	(8,755)	(8,942)

	$604,828	633,160

The Company had five impaired loans at June 30, 2009 amounting to $1.0 million with specific reserves of $103,000. There were no impaired loans at December 31, 2008.

The Company had five nonaccrual loans for $1.0 million at June 30, 2009 and one nonaccrual loan for $149,000 as of December 31, 2008. The Company did not collect or recognize any interest income on nonaccrual loans. The Company did not have any loans more than 90 days past due and still accruing interest as of June 30, 2009 or December 31, 2008.

The Company sold $57.4 million of mortgage loans during the six months ended June 30, 2009 and recognized a gain of $1.1 million. No loans were sold during the six months ended June 30, 2008.

The Company serviced loans for others of $116.0 million at June 30, 2009 and $63.2 million at December 31, 2008. Of these amounts, $11.9 million and $12.7 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at June 30, 2009 and December 31, 2008. The amount of contractually specified servicing fees earned for the six-month periods ended June 30, 2009 and June 30, 2008 was $145,000 and $125,000, respectively. The amount of contractually specified servicing fees earned for the three-month periods ended June 30, 2009 and June 30, 2008 was $84,000 and $61,000, respectively. The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

(7)	Allowance for Loan Losses

The activity in the allowance for loan losses on loans receivable is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Balance, beginning of period	$2,001	769	$899	768
Provision	—	(2)	1,102	4

	2,001	767	2,001	772

Charge-offs	(2)	(1)	(3)	(7)
Recoveries	2	3	3	4

Net charge-offs	—	2	—	(3)

Balance, end of period	$2,001	769	$2,001	769

(8)	Mortgage Servicing Assets

Mortgage servicing assets are created when the Company sells mortgage loans and retains the rights to service the loans. Mortgage servicing assets are accounted for using SFAS 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140, and are initially valued at fair value and subsequently at the lower of cost or fair value. We amortize mortgage servicing rights in proportion to and over the period of estimated net servicing income. All servicing rights are included in a single class. Mortgage servicing assets related to loan sales are recorded as a gain on sale of loans and totaled $310,000 and $725,000 for the three and six months ended June 30, 2009, respectively, and $0 for both the three and six months ended June 30, 2008.

The table below presents the changes in our mortgage servicing assets for the six months ended June 30, 2009:

(Dollars in thousands)	June 30, 2009

Balance at beginning of period	$376
Additions	725
Amortization	(54)

Balance at end of period	$1,047

The valuation of new servicing assets is obtained from a cash flow model prepared by an independent third-party appraiser. The valuation reports prepared by the third-party are also used to assess impairment of servicing assets. Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates, cost of servicing and ancillary income.

Prepayment speed may be affected by economic factors such as home price appreciation, market interest rates, the availability of other loan products to our borrowers and customer payment patterns. Prepayment speeds include the impact of all borrower prepayments, including full payoffs, additional principal payments and the impact of loans paid off due to foreclosure liquidations. As market interest rates decline, prepayment speeds will generally increase as customers refinance existing mortgage loans under more favorable interest rate terms. As prepayment speeds increase, anticipated cash flows will generally decline resulting in a potential reduction, or impairment, to the fair value of the mortgage servicing assets, Alternatively, an increase in market interest rates may cause a decrease in prepayment speeds and therefore an increase in the fair value of mortgage servicing assets.

The table below presents the fair value and key assumptions used in determining the fair value of our mortgage servicing assets:

(Dollars in thousands)	June 30, 2009	December 31, 2008

Fair value, beginning of period	$382	472
Fair value, end of period	1,106	382

Weighted average discount rate	10.00%	10.00%
Weighted average prepayment speed assumption (PSA prepayment speed)	130.9 PSA	125.9 PSA

The PSA prepayment model assumes increasing prepayment rates for the first 30 months of a loan’s term and constant prepayment rates thereafter.

(9)	Interest Rate Lock and Forward Loan Sale Commitments

The Company may enter into interest rate lock commitments with borrowers on loans intended to be sold. To manage interest rate risk on the lock commitments, the Company may also enter into forward loan sale commitments. The interest rate lock commitments and forward loan sale commitments are treated as derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. They are recorded at their fair values in prepaid expenses and other assets or in accounts payable and accrued expenses. Changes in fair value are recorded in current earnings. At June 30, 2009, interest rate locks and forward loan sale commitments on loans held for sale amounted to $4.7 million and $7.2 million, respectively.

The table below presents the location of assets and liabilities related to derivatives.

		Asset Derivatives		Liability Derivatives
(Dollars in thousands)	Location on Balance Sheet	Fair Value at June 30, 2009	Fair Value at December 31, 2008	Fair Value at June 30, 2009	Fair Value at December 31, 2008

Interest rate contracts	Prepaid expenses and other assets/ Accounts payable and accrued expenses	$120	—	48	—

Total derivatives		$120	—	48	—

The table below presents the location of gains and losses related to derivatives.

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Location of gain (loss) on Statement of Income	2009	2008	2009	2008

Interest rate contracts	Gain on sale of loans	$(115)	—	72	—

Total derivatives		$(115)	—	72	—

(10)	Deposits

Deposit accounts by type are summarized with their respective weighted average interest rates as follows:

	June 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest bearing	$14,090	—%	$14,965	—%

Savings accounts	504,848	1.69%	407,252	1.59%

Certificates of deposit with an original term of:
3 months	4,655	0.74	8,323	1.74
6 months	44,346	1.26	81,600	2.37
9 months	3,316	1.20	26,197	2.63
1 year	133,136	2.68	129,810	2.93
2 years	22,816	3.03	18,705	3.28
3 years	6,747	3.11	2,833	3.55
4 years	962	3.54	576	3.73
5 years and above	14,426	3.56	11,169	3.55
Jumbo	123,425	0.58	117,956	1.56

	353,829		397,169

Money market	329,227	0.92	84,763	0.06
Checking and Super NOW	19,705	0.06	19,765	0.06

	$1,221,699	1.47	$923,914	1.74

The maturity of certificate of deposit accounts is as follows (dollars in thousands):

Maturing in:
One year or less	$313,720
Over one year through two years	23,290
Over two years through three years	7,210
Over three years through four years	2,275
Over four years through five years	7,334

$353,829

Certificates of deposit with balances greater than or equal to $100,000 totaled $181.7 million and $185.2 million at June 30, 2009 and December 31, 2008, respectively. Accounts in the Bank are insured by the FDIC, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the FDIC increased the deposit insurance available on deposit accounts to $250,000 per depositor effective until December 31, 2013.

At June 30, 2009 and December 31, 2008, overdrawn deposit accounts totaled $119,000 and $150,000, respectively, and have been reclassified as loans in the consolidated balance sheets.

(11)	Securities Sold under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts. Securities sold under agreements to repurchase at June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009		December 31, 2008
(Dollars in thousands)	Repurchase liability	Weighted average rate	Repurchase liability	Weighted average rate
Maturing:
Within 1 year	$25,000	3.13%	$—	—%
Over 1 year to 2 years	32,000	3.11	25,000	3.13
Over 2 years to 3 years	14,900	4.38	43,900	3.53
Over 3 years to 4 years	40,300	4.12	28,300	4.75
Over 4 years to 5 years	18,000	4.87	18,000	4.87
Over 5 years	—	—	—	—

	$130,200	3.82%	$115,200	3.95%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at June 30, 2009. The amount at risk is the greater of the carrying value or fair value over the repurchase liability. All the agreements to repurchase are with JP Morgan Chase Bank and the securities pledged are issued and guaranteed by U.S. government-sponsored enterprises.

(Dollars in thousands)	Carrying value of securities	Fair value of securities	Repurchase liability	Amount at risk	Weighted average months to maturity
Maturing:
Over 90 days	$148,810	152,245	130,200	22,045	29

	$148,810	152,245	130,200	22,045	29

(12)	Employee Benefit Plans

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

The components of net periodic benefit cost were as follows:

	Pension benefits		SERP
	Three Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Net periodic benefit cost for the period
Service cost	$—	149	134	127
Interest cost	—	147	77	67
Expected return on plan assets	—	(177)	—	—
Amortization of prior service cost	—	—	—	—
Recognized actuarial loss	—	28	—	—
Recognized curtailment loss	—	—	—	—

Net periodic benefit cost	$—	147	211	194

	Pension benefits		SERP
	Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Net periodic benefit cost for the period
Service cost	$—	298	268	255
Interest cost	—	294	154	134
Expected return on plan assets	—	(353)	—	—
Amortization of prior service cost	—	1	—	—
Recognized actuarial loss	—	55	—	—
Recognized curtailment loss	—	—	—	—

Net periodic benefit cost	$—	295	422	389

(13)	Fair Value of Financial Instruments

SFAS 157, Fair Value Measurements, defines fair value and the methods used for measuring fair value as well as requiring additional disclosures. FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, delayed the effective date of SFAS 157 to January 1, 2009 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FASB also issued Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active in October 2008, which clarified the application of SFAS 157 in a market that is not active. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly was issued in April 2009 and provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157 when the volume and level of activity for assets or liabilities have significantly decreased. We early adopted FSP FAS 157-4 on January 1, 2009.

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

The Company uses fair value measurements to determine fair value disclosures. Investment securities held for sale and derivatives are recorded at fair value on a recurring basis. From time to time, the Company may be required to record other financial assets at fair value on a nonrecurring basis, such as loans held for sale, impaired loans and investments, and mortgage servicing assets. These nonrecurring fair value adjustments typically involve application of the lower of cost or fair value accounting or write-downs of individual assets.

Cash, Accrued Interest Receivable, Accounts Payable and Accrued Expenses, Current Income Taxes Payable, and Advance Payments by Borrowers for Taxes and Insurance. The carrying amount approximates fair value because of the short maturity of these instruments.

Investment Securities. The fair values for investment securities were based on quoted market prices, if available, and were classified as Level 1. The estimated fair value of U.S. government-sponsored mortgage-backed securities are considered to be Level 1 inputs. If quoted market prices were not available, the valuation for investment securities utilized pricing models that varied based on asset class and included trade, bid and other observable market information. Securities priced using this information were classified as Level 2.

Our pooled trust preferred securities are collateralized debt obligations secured by trust preferred securities issued primarily by banks and bank holding companies in the United States. Since there has been no active trading in these markets for the past nine months, fair value was determined by considering a range of fair value estimates provided by a pricing service and using a discounted cash flow analysis prepared by management. The primary difference between the fair value estimate prepared by our pricing service and our discounted cash flow analysis is the discount rate. As of June 30, 2009, we utilized the yield on similarly rated trust preferred securities issued by banks plus a credit and liquidity premium of 2.00% to arrive at a risk-adjusted discount rate of 14.51%. Our pricing service used a discount rate of 21.00% for PreTSL XXIII and 22.00% for PreTSL XXIV. The pricing service provided fair value estimates of $10.25 for PreTSL XXIII and $1.04 for PreTSL XXIV.

The assumptions used by management in the discounted cash flow analysis included the following: estimated discount rates based on yields of comparably traded instruments adjusted for illiquidity and other risk factors, estimated deferral and default rates on collateral, and estimated cash flows. The discounted cash flow analysis included a review of all issuers within each collateral pool and incorporated higher deferral and default rates in the cash flow projections over the next two years and a forecast of lower deferral and default rates in later years.

Management considered the range of fair value estimates and decided that our pricing service’s estimate of fair value should be assigned a 70% weight and our discounted cash flow estimate should be assigned a 30% weight. We gave a greater weighting to the fair value estimate of our pricing service because of their experience in these matters as an independent third-party service provider. The fair value estimates provided by the pricing service and management’s discounted cash flow analysis resulted in a weighted fair value estimate of $11.50 for PreTSL XXIII and $3.93 for PreTSL XXIV. The fair value of the trust preferred securities are classified as Level 3 inputs because they are based on discounted cash flow models.

FHLB Stock. FHLB stock, which is redeemable for cash at par value, is reported at its par value.

Loans. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Short-Term Investments. The fair value of short-term investments is estimated by discounting the future cash flows using the rates currently offered for investments of similar remaining maturities.

Deposits. The fair value of checking and Super NOW savings accounts, passbook accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting future cash flows using the rates currently offered for deposits of similar remaining maturities.

Advances from the FHLB and Securities Sold under Agreements to Repurchase. Fair value is estimated by discounting future cash flows using the rates currently offered to the Company for debt of similar remaining maturities.

Subordinated Debentures. Fair value is estimated by discounting future cash flows using the rates currently offered to the Company for debt of similar remaining maturities adjusted for nonperformance, credit, and liquidity risks.

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
(Dollars in thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

Assets

Cash	$16,492	16,492	11,216	11,216
Short-term investments	305,516	305,517	—	—
Investment securities held to maturity	509,857	516,221	527,767	535,590
FHLB stock	12,348	12,348	12,348	12,348
Loans held for sale	2,438	2,460	—	—
Loans receivable, net	604,828	613,615	633,160	641,427
Accrued interest receivable	4,607	4,607	4,787	4,787

Liabilities

Deposits	$1,221,699	1,224,496	923,914	925,951
Advances from the FHLB	—	—	35,791	35,798
Securities sold under agreements to repurchase	130,200	134,896	115,200	119,860
Subordinated debentures	24,232	7,315	24,221	7,918
Accounts payable and accrued expenses	22,833	22,833	18,634	18,634
Current income taxes payable	520	520	963	963
Advance payments by borrowers for taxes and insurance	2,820	2,820	3,114	3,114

At June 30, 2009 and December 31, 2008, neither the commitment fees received on commitments to extend credit nor the fair value thereof was significant to the consolidated financial statements of the Company.

The table below presents the balance of assets measured at fair value on a recurring basis as of June 30, 2009. There were no assets or liabilities measured at fair value as of December 31, 2008.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Interest rate contracts, net	$—	72	—	72

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of June 30, 2009 and December 31, 2008.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

June 30, 2009
Delinquent loan	$—	312	—	312
Trust preferred securities	—	—	137	137

December 31, 2008
Trust preferred securities		$—	998	998

(14)	Subsequent Events

Subsequent events have been evaluated through August 14, 2009, the issue date of the financial statements.

On July 10, 2009, the Company completed its plan of conversion and reorganization from a mutual holding company to a stock holding company. In accordance with the plan, Territorial Mutual Holding Company and Territorial Savings Group ceased to exist as separate legal entities and a stock holding company, Territorial Bancorp Inc. (of which Territorial Savings Bank became a wholly-owned subsidiary) issued and sold shares of capital stock to eligible depositors and borrowers of Territorial Savings Bank. A total of 12,233,125 shares were issued in the conversion at $10 per share, raising $122.3 million of gross proceeds. Approximately $3.6 million of conversion expenses have been offset against the gross proceeds. Territorial Bancorp Inc.’s common stock began trading on the NASDAQ Global Select Market under the symbol “TBNK” on July 13, 2009.

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

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Assets. At June 30, 2009, our assets were $1.509 billion, an increase of $284.5 million, or 23.2%, from $1.224 billion at December 31, 2008. The increase was caused by an increase in cash and cash equivalents, partially offset by decreases in loans and investment securities held to maturity.

Cash and Cash Equivalents. Cash and cash equivalents were $322.0 million at June 30, 2009 compared to $11.2 million at December 31, 2008. The increase resulted from the receipt of funds for the purchase of shares of common stock in our stock offering, which did not close until July 10, 2009. We received orders for approximately $284.4 million of shares of common stock in our subscription offering. Of the total subscription orders received, $248.9 million of payments came from new funds deposited and $35.5 million came from existing deposits. The increase in cash and cash equivalents also resulted from repayments of investment securities held to maturity and loan repayments and prepayments exceeding the cash we needed to fund loan originations and other operations.

Loans. At June 30, 2009, total loans (including loans held for sale of $2.4 million) were $616.0 million, or 40.8% of total assets. During the six months ended June 30, 2009, the loan portfolio decreased $26.1 million, or 4.1%. The decrease was caused primarily by a decrease in one- to four-family residential real estate loans of $19.5 million, as we sold $58.2 million of longer-term loans during the six months ended June 30, 2009. Home equity loans and lines of credit also decreased by $5.5 million.

Securities. At June 30, 2009, our securities portfolio totaled $509.9 million, or 33.8% of assets. At June 30, 2009, all of such securities were classified as held-to-maturity, and none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as loans having less than full documentation) loans. At June 30, 2009, we held no common or preferred stock of Fannie Mae or Freddie Mac.

During the six months ended June 30, 2009, our securities portfolio decreased $17.9 million, or 3.4%, as repayments exceeded purchases of securities.

At June 30, 2009, we owned trust preferred securities with a carrying value of $3.7 million. This portfolio consists of two securities (PreTSL XXIII and PreTSL XXIV), which represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. At June 30, 2009, these securities were graded CC and C, respectively.

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

The trust preferred securities market is considered to be inactive as only two sales transactions of similarly rated securities have occurred over the past 12 months. In addition, there have been no new issues of pooled trust preferred securities since 2007. Because the trust preferred securities market is inactive, we use a discounted cash flow model to determine the estimated fair value of the trust preferred securities and to determine whether they are other-than-temporarily impaired.

We had previously considered our investment in PreTSL XXIV other-than-temporarily impaired as of December 31, 2008, and we recorded a $2.5 million impairment charge during the quarter ended December 31, 2008. Based on our continued review, we considered our investment in this security to have experienced additional other-than-temporary impairment as of March 31, 2009 and June 30, 2009, and recorded an additional $862,000 impairment charge with respect to this security during the six months ended June 30, 2009, of which $765,000 was a credit loss recorded through our income statement as a debit to non-interest income, and $97,000 was recorded as an increase to other comprehensive loss. In addition, the cumulative effect of our adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2, effective March 31, 2009, resulted in the reclassification of $1.5 million, net of tax of $958,000, of securities impairment from retained earnings to accumulated other comprehensive loss.

In reviewing our investment in the second trust preferred security (PreTSL XXIII), our discounted cash flow analysis indicated that we should be able to recover the entire amortized cost basis of the security. Accordingly, as of June 30, 2009, we did not consider our investment in the second trust preferred security to have experienced other-than-temporary impairment.

We own common stock of the Federal Home Loan Bank of Seattle with an aggregate cost and fair value as of June 30, 2009 of $12.3 million based on its par value. There is no market for our Federal Home Loan Bank of Seattle common stock. In May 2009, the FHLB of Seattle reported a net loss for the first quarter of 2009 and continued to have a risk-based capital deficiency. Moody’s Investor Service and Standard and Poor’s Rating Services have affirmed the FHLB of Seattle’s credit rating of Aaa and AA+/A1+, respectively. Standard and Poor’s also removed the FHLB of Seattle from Credit Watch Negative.

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

Deposits. During the six months ended June 30, 2009, our deposits grew $297.8 million, or 32.2%. The increase resulted from the receipt of funds for the purchase of shares of common stock in our stock offering, which did not close until July 10, 2009. We received orders for approximately $284.4 million of shares of common stock in our subscription offering. Of the total subscription orders received, $248.9 million of payments came from new funds deposited and $35.5 million came from existing deposits. The increase was also caused by our continuing to promote higher than market rates for our savings accounts (which increased $97.6 million during the six-month period), offsetting a decrease of $43.3 million in certificates of deposit. During the six months ended June 30, 2009, we continued to lower the rates we pay on certificates of deposit because of increased liquidity from other sources, such as principal repayments on loans and mortgage-backed securities, allowing these deposits to run off.

Borrowings. Historically, our borrowings consisted primarily of advances from the Federal Home Loan Bank of Seattle and funds borrowed under repurchase agreements. During the six months ended June 30, 2009, our borrowings decreased $20.8 million, or 13.8%. During the quarter ended March 31, 2009, we repaid all of our outstanding Federal Home Loan Bank advances, and our reverse repurchase agreements increased $15.0 million, or 13.0%. We did not require further borrowings to fund our operations. Instead, we funded our operations with additional deposits and principal repayments on loans and mortgage-backed securities.

Equity. At June 30, 2009, our equity was $104.2 million, an increase of $4.9 million, or 4.9%, from $99.4 million at December 31, 2008. The increase resulted from net income of $4.9 million for the six months ended June 30, 2009.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and rates, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended June 30,
	2009			2008
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential	$561,074	$8,098	5.77%	$539,886	$7,642	5.66%
Multi-family residential	3,720	66	7.10	4,361	78	7.15
Construction, commercial and other	18,494	292	6.32	20,063	347	6.92
Home equity loans and lines of credit	25,296	417	6.59	28,566	497	6.96
Other loans	6,594	111	6.73	6,480	117	7.22

Total loans	615,178	8,984	5.84	599,356	8,681	5.79
Investment securities:
U.S. government sponsored mortgage-backed securities	498,388	5,957	4.78	520,159	6,368	4.90
Municipal bonds	—	—	—	1,622	14	3.45
Trust preferred securities	4,099	—	—	7,065	87	4.93
Other	—	—	—	1,846	10	2.17

Total securities	502,487	5,957	4.74	530,692	6,479	4.88
Other	101,178	23	0.09	16,633	62	1.49

Total interest-earning assets	1,218,843	14,964	4.91	1,146,681	15,222	5.31
Non-interest-earning assets	61,724			49,958

Total assets	$1,280,567			$1,196,639

Interest-bearing liabilities:
Savings accounts	$468,878	$1,947	1.66%	$402,162	$1,547	1.54%
Certificates of deposit	370,816	1,756	1.89	406,052	3,162	3.11
Money market accounts	116,914	127	0.43	83,978	12	0.06
Checking and Super NOW accounts	19,967	3	0.06	21,105	4	0.08

Total interest-bearing deposit	976,575	3,833	1.57	913,297	4,725	2.07
Federal Home Loan Bank advances	—	—	—	1,203	10	3.33
Other borrowings	154,429	1,538	3.98	141,798	1,537	4.34

Total interest-bearing liabilities	1,131,004	5,371	1.90	1,056,298	6,272	2.38
Non-interest-bearing liabilities	45,145			43,408

Total liabilities	1,176,149			1,099,706
Equity	104,418			96,933

Total liabilities and equity	$1,280,567			$1,196,639

Net interest income		$9,593			$8,950

Net interest rate spread (2)			3.01%			2.93%
Net interest-earning assets (3)	$87,839			$90,383

Net interest margin (4)			3.15%			3.12%

Average of interest-earning assets to interest-bearing liabilities	107.77%			108.56%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2009			2008
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential	$570,886	$16,607	5.82%	$527,027	$14,992	5.69%
Multi-family residential	3,731	133	7.13	4,402	158	7.18
Construction, commercial and other	18,239	583	6.39	19,046	668	7.01
Home equity loans and lines of credit	26,835	896	6.68	28,194	985	6.99
Other loans	6,384	213	6.67	6,479	235	7.25

Total loans	626,075	18,432	5.89	585,148	17,038	5.82
Investment securities:
U.S. government sponsored mortgage-backed securities	507,094	12,237	4.83	519,884	12,695	4.88
Municipal bonds	—	—	—	6,034	112	3.71
Trust preferred securities	3,894	(8)	(0.41)	7,069	209	5.91
Other	—	—	—	923	10	2.17

Total securities	510,988	12,229	4.79	533,910	13,026	4.88
Other	58,000	23	0.08	15,219	98	1.29

Total interest-earning assets	1,195,063	30,684	5.14	1,134,277	30,162	5.32
Non-interest-earning assets	57,614			50,469

Total assets	$1,252,677			$1,184,746

Interest-bearing liabilities:
Savings accounts	$446,953	$3,648	1.63%	$390,665	$2,955	1.51%
Certificates of deposit	378,688	3,834	2.02	401,428	6,921	3.45
Money market accounts	98,236	140	0.29	82,985	25	0.06
Checking and Super NOW accounts	19,883	5	0.05	20,976	6	0.06

Total interest-bearing deposits	943,760	7,627	1.62	896,054	9,907	2.21
Federal Home Loan Bank advances	7,900	33	0.84	16,615	321	3.86
Other borrowings	152,705	3,053	4.00	133,023	3,075	4.62

Total interest-bearing liabilities	1,104,365	10,713	1.94	1,045,692	13,303	2.54
Non-interest-bearing liabilities	45,482			43,533

Total liabilities	1,149,847			1,089,225
Equity	102,830			95,521

Total liabilities and equity	$1,252,677			$1,184,746

Net interest income		$19,971			$16,859

Net interest rate spread (2)			3.20%			2.78%
Net interest-earning assets (3)	$90,698			$88,585

Net interest margin (4)			3.34%			2.97%

Average of interest-earning assets to interest-bearing liabilities	108.21%			108.47%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008

General. Net income decreased $73,000 to $2.26 million for the three months ended June 30, 2009 from $2.33 million for the three months ended June 30, 2008. The decrease was primarily caused by an increase in non-interest expense of $784,000, offset by an increase in net interest income of $643,000.

Net Interest Income. Net interest income increased $643,000, or 7.2%, to $9.6 million for the three months ended June 30, 2009 from $9.0 million for the three months ended June 30, 2008. Interest expense decreased $901,000, or 14.4%, as declining market interest rates for certificates of deposit allowed us to reduce our deposit expense by $892,000. Interest and dividend income decreased $258,000, or 1.7%, as our average balance of investment securities decreased by $28.2 million, or 5.3%, and the average yield we earned on investment securities decreased 14 basis points to 4.74% for the three months ended June 30, 2009 compared to 4.88% for the three months ended June 30, 2008. The interest rate spread and net interest margin were 3.01% and 3.15%, respectively, for the three months ended June 30, 2009, compared to 2.93% and 3.12% for the three months ended June 30, 2008.

Interest and Dividend Income. Interest and dividend income decreased $258,000, or 1.7%, to $15.0 million for the three months ended June 30, 2009 from $15.2 million for the three months ended June 30, 2008. A decrease in interest income on securities was partially offset by an increase in interest income on loans. Interest income on securities decreased $522,000, or 8.1%, to $6.0 million for the three months ended June 30, 2009 from $6.5 million for the three months ended June 30, 2008, as our average balance of investment securities decreased $28.2 million, or 5.3%, and the yield we earned on investment securities decreased 14 basis points to 4.74% for the three months ended June 30, 2009 compared to 4.88% for the three months ended June 30, 2008. The reduction in our average securities portfolio was caused primarily by repayments on mortgage-backed securities exceeding new purchases. Interest income on loans increased $303,000, or 3.5%, to $9.0 million for the three months ended June 30, 2009 from $8.7 million for the three months ended June 30, 2008, as our average balance of loans increased $15.8 million, or 2.6%. There were no material changes in the rates we earned on loans between the periods.

Interest Expense. Interest expense decreased $901,000, or 14.4%, to $5.4 million for the three months ended June 30, 2009 from $6.3 million for the three months ended June 30, 2008. Interest expense on deposits decreased $892,000, or 18.9%, caused by a decrease in interest expense on certificates of deposit of $1.4 million, or 44.5%. The rates we paid on certificates of deposit decreased 122 basis points, and we experienced a $35.2 million, or 8.7%, decrease in the average balance of certificates of deposit. We have lowered the rates we pay on certificates of deposit because of increased liquidity from other sources, such as principal repayments on loans and mortgage-backed securities, allowing these deposits to run off. However, interest expense on passbook and statement savings accounts increased $400,000, or 25.9%, to $1.9 million for the three months ended June 30, 2009 from $1.5 million for the three months ended June 30, 2008. The average balance of these deposits increased $66.7 million, or 16.6%, to $468.9 million for the three months ended June 30, 2009 from $402.2 million for the three months ended June 30, 2008, and the average rate we paid on these deposits increased 12 basis points to 1.66% for the three months ended June 30, 2009 compared to 1.54% for the three months ended June 30, 2008. The increases were caused by our continuing to promote higher than market rates for our savings accounts. Interest expense on borrowings was virtually unchanged during the periods, as an increase in the average balance of other borrowings (primarily repurchase agreements) was offset by a decrease in the rate we paid on these borrowings.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended June 30, 2009 compared to a $2,000 reversal of allowance for the three months ended June 30, 2008. Non-performing loans totaled $956,000 at June 30, 2009, or 0.16% of total loans at that date, compared to $149,000 of non-performing loans at December 31, 2008, $186,000 of non-performing loans at June 30, 2008 and $106,000 of non-performing loans at December 31, 2007. Non-performing loans as of June 30, 2009 consisted primarily of one- to four-family residential real estate loans. We experienced net recoveries of $0 and $2,000 for the three months ended June 30, 2009 and 2008, respectively. The allowance for loan losses to total loans was 0.33% and 0.13% at June 30, 2009 and 2008, respectively. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2009 and 2008.

Non-Interest Income. The following table summarizes changes in non-interest income between the three months ended June 30, 2009 and 2008.

	Three Months Ended
	June 30,		Change
	2009	2008	$ Change	% Change
	(In thousands)
Other-than-temporary impairment loss on investments, net	$(467)	$—	$(467)	N/A
Service fees on loan and deposit accounts	650	742	(92)	(12.4)%
Income on bank-owned life insurance	258	261	(3)	(1.1)%
Gain on sale of investment securities	230	68	162	238.2%
Gain on sale of loans	378	—	378	N/A
Other	68	185	(117)	(63.2)%

Total	$1,117	$1,256	$(139)	(11.1)%

We sold $33.6 million and $0 of loans during the three months ended June 30, 2009 and 2008, respectively, and $14.9 million and $15.5 million of securities during the three months ended June 30, 2009 and 2008, respectively. We recognized a $467,000 loss for other-than-temporary impairment on our investments in trust preferred securities in the second quarter of 2009, as described in “—Comparison of Financial Condition at June 30, 2009 and December 31, 2008—Securities.”

Non-Interest Expense. The following table summarizes changes in non-interest expense between the three months ended June 30, 2009 and 2008.

	Three Months Ended
	June 30,		Change
	2009	2008	$ Change	% Change
	(In thousands)
Salaries and employee benefits	$3,748	$3,758	$(10)	(0.3)%
Occupancy	1,098	1,069	29	2.7%
Equipment	764	663	101	15.2%
Federal deposit insurance premiums	1,049	276	773	280.1%
Other	704	813	(109)	13.4%

Total	$7,363	$6,579	$784	11.9%

Federal deposit insurance premiums increased as a result of a special one-time premium imposed on all Federal Deposit Insurance Corporation insured financial institutions, as well as an increase in the regular premium rate.

Income Tax Expense. Income taxes were $1.1 million for the three months ended June 30, 2009, reflecting an effective tax rate of 32.6% compared to $1.3 million for the three months ended June 30, 2008, reflecting an effective tax rate of 35.9%. The decrease in the effective tax rate for the three months ended June 30, 2009 is due to a decline in taxes provided on deferred tax assets.

Comparison of Operating Results for the Six Months Ended June 30, 2009 and 2008

General. Net income increased $785,000 to $4.9 million for the six months ended June 30, 2009 from $4.1 million for the six months ended June 30, 2008. The increase was caused primarily by a decrease in interest expense of $2.6 million, partially offset by an increase in non-interest expense of $1.1 million.

Net Interest Income. Net interest income increased $3.1 million, or 18.5%, to $20.0 million for the six months ended June 30, 2009 from $16.9 million for the six months ended June 30, 2008. Interest expense decreased $2.6 million, or 19.5%, as declining market interest rates for certificates of deposit allowed us to reduce our deposit expense by $2.3 million. Interest and dividend income increased $522,000, or 1.7%, as our average balance of loans increased by $40.9 million, or 7.0%, and the average yield we earned on loans increased seven basis points to 5.89% for the six months ended June 30, 2009 compared to 5.82% for the six months ended June 30, 2008. The interest rate spread and net interest margin were 3.20% and 3.34%, respectively, for the six months ended June 30, 2009, compared to 2.78% and 2.97% for the six months ended June 30, 2008. The improvement in the interest rate spread was the result of a decrease in the average cost of interest-bearing liabilities of 60 basis points, partially offset by a decrease in the average yield on interest-earning assets of 18 basis points.

Interest and Dividend Income. Interest and dividend income increased $522,000, or 1.7%, to $30.7 million for the six months ended June 30, 2009 from $30.2 million for the six months ended June 30, 2008. An increase in interest income on loans was partially offset by a decrease in interest income on securities. Interest income on loans increased $1.4 million, or 8.2%, to $18.4 million for the six months ended June 30, 2009 from $17.0 million for the six months ended June 30, 2008, as our average balance of loans increased $40.9 million, or 7.0%. The average balance of loans increased because all loan production for 2008 was retained in our portfolio. The average yield we earned on loans increased seven basis points to 5.89% for the six months ended June 30, 2009 compared to 5.82% for the six months ended June 30, 2008. Interest income on securities decreased $797,000, or 6.1%, to $12.2 million for the six months ended June 30, 2009 from $13.0 million for the six months ended June 30, 2008, as our average balance of investment securities decreased $22.9 million, or 4.3%, and the yield we earned on investment securities decreased nine basis points to 4.79% for the six months ended June 30, 2009 compared to 4.88% for the six months ended June 30, 2008. The reduction in our average securities portfolio was caused primarily by repayments on mortgage-backed securities exceeding new purchases.

Interest Expense. Interest expense decreased $2.6 million, or 19.5%, to $10.7 million for the six months ended June 30, 2009 from $13.3 million for the six months ended June 30, 2008. Interest expense on deposits decreased $2.3 million, or 23.0%, caused by a decrease in interest expense on certificates of deposit of $3.1 million, or 44.6%. The rates we paid on certificates of deposit decreased 143 basis points, and we experienced a $22.7 million, or 5.7%, decrease in the average balance of certificates of deposit. During the six months ended June 30, 2009, we continued to lower the rates we pay on certificates of deposit because of increased liquidity from other sources, such as principal repayments on loans and mortgage-backed securities, allowing these deposits to run off. However, interest expense on passbook and statement savings accounts increased $693,000, or 23.5%, to $3.6 million for the six months ended June 30, 2009 from $3.0 million for the six months ended June 30, 2008. The average balance of these deposits increased $56.3 million, or 14.4%, to $447.0 million for the six months ended June 30, 2009 from $390.7 million for the six months ended June 30, 2008, and the average rate we paid on these deposits increased 12 basis points to 1.63% for the six months ended June 30, 2009 compared to 1.51% for the six months ended June 30, 2008. The increases were caused by our continuing to promote higher than market rates for our savings accounts. Interest expense on borrowings decreased $310,000, or 9.1%, resulting from our repaying all of our Federal Home Loan Bank advances during the quarter ended March 31, 2009.

Provision for Loan Losses. We recorded provisions for loan losses of $1.1 million and $4,000 for the six months ended June 30, 2009 and 2008, respectively. The provisions made during 2009 were general and specific reserves for one- to four-family residential real estate loans in recognition of increased non-performing loans and deteriorating environmental factors. Non-performing loans totaled $956,000 at June 30, 2009, or 0.16% of total loans at that date, compared to $149,000 of non-performing loans at December 31, 2008, $186,000 of non-performing loans at June 30, 2008 and $106,000 of non-performing loans at December 31, 2007. Non-performing loans as of June 30, 2009 consisted primarily of one- to four-family residential real estate loans. We experienced net recoveries of $0 and $3,000 for the six months ended June 30, 2009 and 2008, respectively. The allowance for loan losses to total loans was 0.33% and 0.13% at June 30, 2009 and 2008, respectively. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2009 and 2008.

Non-Interest Income. The following table summarizes changes in non-interest income between the six months ended June 30, 2009 and 2008.

	Six Months Ended
	June 30,		Change
	2009	2008	$ Change	% Change
	(In thousands)
Other-than-temporary impairment loss on investments, net	$(765)	$—	$(765)	N/A
Service fees on loan and deposit accounts	1,317	1,464	(147)	(10.0)%
Income on bank-owned life insurance	513	522	(9)	(1.7)%
Gain on sale of investment securities	230	133	97	72.9%
Gain on sale of loans	1,177	—	1,177	N/A
Other	142	297	(155)	(52.2)%

Total	$2,614	$2,416	$198	8.2%

We sold $58.2 million and $0 of loans during the six months ended June 30, 2009 and 2008, respectively, and $14.9 million and $18.3 of securities during the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009, we recognized a $862,000 impairment charge with respect to our investments in trust preferred securities, of which $765,000 was a credit loss recorded through our income statement as a debit to non-interest income, and $97,000 was recorded as an increase to other comprehensive loss. See “—Comparison of Financial Condition at June 30, 2009 and December 31, 2008—Securities.”

Non-Interest Expense. The following table summarizes changes in non-interest expense between the six months ended June 30, 2009 and 2008.

	Six Months Ended
	June 30,		Change
	2009	2008	$ Change	% Change
	(In thousands)
Salaries and employee benefits	$7,545	$7,321	$224	3.1%
Occupancy	2,228	2,087	141	6.8%
Equipment	1,468	1,364	104	7.6%
Federal deposit insurance premiums	1,183	571	612	107.2%
Other	1,574	1,565	9	0.6%

Total	$13,998	$12,908	$1,090	8.4%

Federal deposit insurance premiums increased as a result of a special one-time premium imposed on all Federal Deposit Insurance Corporation insured financial institutions, as well as an increase in the regular premium rate.

Income Tax Expense. Income taxes were $2.6 million for the six months ended June 30, 2009, reflecting an effective tax rate of 34.2% compared to $2.2 million for the six months ended June 30, 2008, reflecting an effective tax rate of 34.9%.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Our Board of Directors has established an Asset/Liability Management Committee, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

Because we have historically operated as a traditional thrift institution, the significant majority of our assets consist of long-term, fixed rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with checking and savings accounts and short-term borrowings. In addition, there is little demand for adjustable rate mortgage loans in the Hawaii market area. This has resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets.

Our policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.

Net Portfolio Value. The Office of Thrift Supervision requires the computation of amounts by which the difference between the present value of an institution’s assets and liabilities (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with a report that measures the sensitivity of net portfolio value. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract using the current interest rate yield curve with instantaneous increases or decreases of 100 to 300 basis points in 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. Given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared. The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

The table below sets forth, as of March 31, 2009, the Office of Thrift Supervision’s calculation of the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the interest rate yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We believe there has been no material change in our interest rate risk position as of June 30, 2009.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent or Present value of Assets (3)(4)

+300	$137,581	$(58,294)	(29.76)%	11.17%	(3.86)%
+200	$167,426	$(28,449)	(14.52)%	13.22%	(1.80)%
+100	$189,854	$(6,021)	(3.07)%	14.68%	(.34)%
0	$195,875	—	—	15.02%	—
(100)	$191,395	$(4,480)	(2.29)%	14.68%	(.35)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at March 31, 2009, in the event of a 200 basis point increase in interest rates, we would experience a 14.52% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 2.29% decrease in net portfolio value.

In addition to the Office of Thrift Supervision’s calculations with respect to the effects of changes in interest rates on net portfolio value, we prepare our own internal calculations, which utilizes a single interest rate scenario and prepayment assumption in calculating the market value of fixed- and adjustable-rate loans (compared to the Office of Thrift Supervision model, which uses an option-based pricing methodology). Our model also calculates the average life and value for core deposit intangibles that is based on a core deposit study we completed in 2006, whereas the Office of Thrift Supervision model uses a nationwide study to estimate the average life and value for core deposit intangibles. The following table presents our internal calculations of the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the interest rate yield curve as of March 31, 2009. We believe there has been no material change in our interest rate risk position as of June 30, 2009.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent or Present value of Assets (3)(4)
+300	$125,047	$(42,300)	(25.28)%	10.28%	(2.87)%
+200	$148,389	$(18,958)	(11.33)%	11.92%	(1.22)%
+100	$167,974	$627.37%		13.24%	.09%
0	$167,347	—	—	13.15%	—
(100)	$140,234	$(27,113)	(16.20)%	11.21%	(1.94)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net portfolio value. Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net portfolio value and will differ from actual results.

ITEM 4.	CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2009. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2009, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Prospectus, as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Any Future FDIC Insurance Premiums Will Adversely Impact Our Earnings.

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment is payable on September 30, 2009. We recorded an expense of $689,000 during the quarter ended June 30, 2009, to reflect the special assessment. The final rule permits the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero. The FDIC has publicly announced that it is probable that it will levy an additional special assessment of up to five basis points later in 2009, the amount and timing of which are currently uncertain. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period. In addition, the FDIC materially increased the general assessment rate and, therefore, our FDIC general insurance premium expense will increase substantially compared to prior periods.

A Legislative Proposal Has Been Introduced That Would Eliminate our Primary Federal Regulator and Require Us to Convert to a National Bank or State Bank.

The U.S. Treasury Department recently released a legislative proposal that would implement sweeping changes to the current bank regulatory structure. The proposal would create a new federal banking regulator, the National Bank Supervisor, and merge our current primary federal regulator, the Office of Thrift Supervision, as well as the Office of the Comptroller of the Currency (the primary federal regulator for national banks) into this new federal bank regulator. The proposal would also eliminate federal savings banks and require all federal savings banks, such as Territorial Savings Bank, to elect, within six months of the effective date of the legislation, to convert to either a national bank, state bank or state savings association. A federal savings association that does not make the election would, by operation of law, be converted into a national bank within one year of the effective date of the legislation. As of the date of this Quarterly Report on Form 10-Q, the legislative proposals contained in the Treasury white paper, including its proposal to eliminate the federal thrift charter, have not been formally considered by either house of the U.S. Congress. Accordingly, it is not clear whether the proposal to eliminate the federal thrift charter will become law.

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

TERRITORIAL BANCORP INC.
(Registrant)

Date: August 14, 2009	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and
Chief Executive Officer

Date: August 14, 2009	/s/ Melvin M. Miyamoto
Melvin M. Miyamoto
Senior Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Allan S. Kitagawa, Chairman of the Board, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Melvin M. Miyamoto, Senior Vice President and Treasurer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of Allan S. Kitagawa, Chairman of the Board, President and Chief Executive Officer, and Melvin M. Miyamoto, Senior Vice President and Treasurer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.