Form 10-Q
period 2009-09-30
Territorial Bancorp Inc.
filed 2009-11-13
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2009

or

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

12,233,125 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of November 13, 2009.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.	FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	September 30, 2009	December 31, 2008

ASSETS
Cash and cash equivalents	$123,251	$11,216
Investment securities held to maturity, at amortized cost (fair value of $588,609 and $535,590 at September 30, 2009 and December 31, 2008, respectively)	575,176	527,767
Federal Home Loan Bank stock, at cost	12,348	12,348
Loans held for sale	3,244	—
Loans receivable, net	602,644	633,160
Accrued interest receivable	4,739	4,787
Premises and equipment, net	4,670	4,444
Real estate owned	131	131
Bank-owned life insurance	27,882	27,107
Prepaid expenses and other assets	2,438	3,486

Total assets	$1,356,523	$1,224,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$985,584	$923,914
Advances from the Federal Home Loan Bank	—	35,791
Securities sold under agreements to repurchase	130,200	115,200
Subordinated debentures	—	24,221
Accounts payable and accrued expenses	20,136	18,634
Current income taxes payable	521	963
Deferred income taxes payable	2,460	3,228
Advance payments by borrowers for taxes and insurance	1,831	3,114

Total liabilities	1,140,732	1,125,065

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 12,233,125 and 0 shares at September 30, 2009 and December 31, 2008	122	—
Additional paid-in capital	118,651	—
Unearned ESOP shares	(9,542)	—
Retained earnings	108,076	100,897
Accumulated other comprehensive loss	(1,516)	(1,516)

Total stockholders’ equity	215,791	99,381

Total liabilities and stockholders’ equity	$1,356,523	$1,224,446

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest and dividend income:
Investment securities	$6,529	$6,476	$18,758	$19,390
Tax-exempt investment securities	—	—	—	112
Dividends on Federal Home Loan Bank stock	—	43	—	117
Loans	8,725	8,995	27,157	26,033
Other investments	49	5	72	29

Total interest and dividend income	15,303	15,519	45,987	45,681

Interest expense:
Deposits	3,417	4,343	11,044	14,250
Advances from the Federal Home Loan Bank	—	119	33	440
Securities sold under agreements to repurchase	1,270	1,165	3,739	3,324
Subordinated debentures and other borrowings	230	396	814	1,312

Total interest expense	4,917	6,023	15,630	19,326

Net interest income	10,386	9,496	30,357	26,355

Provision for loan losses	10	(13)	1,112	(9)

Net interest income after provision for loan losses	10,376	9,509	29,245	26,364

Noninterest income:
Total other-than-temporary impairment losses	(2,619)	—	(3,481)	—
Portion of loss reclassified from other comprehensive income	(97)	—	—	—

Net other-than-temporary impairment losses	(2,716)	—	(3,481)	—
Service fees on loan and deposit accounts	651	720	1,968	2,184
Income on bank-owned life insurance	262	261	775	783
Gain on sale of investment securities	37	12	267	145
Gain on sale of loans	265	—	1,442	—
Other	75	188	217	485

Total noninterest income	(1,426)	1,181	1,188	3,597

Noninterest expense:
Salaries and employee benefits	4,337	4,042	11,882	11,363
Occupancy	1,133	1,104	3,361	3,191
Equipment	757	754	2,225	2,118
Loss on extinguishment of debt	507	—	507	—
Federal deposit insurance premiums	350	242	1,533	813
Other general and administrative expenses	812	827	2,386	2,392

Total noninterest expense	7,896	6,969	21,894	19,877

Income before income taxes	1,054	3,721	8,539	10,084

Income taxes	325	1,335	2,884	3,557

Net income	$729	$2,386	$5,655	$6,527

Basic earnings per share (1)	$.06	N/A	$.50	N/A

Basic weighted average shares outstanding (1)	11,402,459	N/A	11,402,459	N/A

(1)	Calculated from the effective date of July 10, 2009 to the period end

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income (Unaudited)

(Dollars in thousands, except share data)

	Common Stock	Additional paid-in capital	Unearned ESOP shares	Retained earnings	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity

Balances at December 31, 2008	$—	—	—	100,897	(1,516)	99,381

Cumulative effect from adoption of FASB ASC Topic 320, net of taxes of $958	—	—	—	1,524	(1,524)	—

Balances at December 31, 2008, as revised	$—	—	—	102,421	(3,040)	99,381

Comprehensive income:
Net income				5,655	—	5,655
Other comprehensive loss, net of tax:
Investment securities:
Reduction of noncredit related losses on securities not expected to be sold, net of taxes of $(958)					1,524	1,524

Total comprehensive income						7,179

Issuance of 12,233,125 shares of common stock net of offering costs	122	118,521				118,643
Purchase of 978,650 ESOP shares			(9,787)			(9,787)
Allocation of 24,467 ESOP shares		130	245			375

Balances at September 30, 2009	$122	118,651	(9,542)	108,076	(1,516)	215,791

Balances at December 31, 2007	$—	—	—	93,700	(1,221)	92,479

Comprehensive income:
Net income				6,527	—	6,527
Other comprehensive loss, net of tax:
Retirement benefit plans
Less: Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost net of taxes of $34					51	51

Total comprehensive income						6,578

Balances at September 30, 2008	$—	—	—	100,227	(1,170)	99,057

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$5,655	$6,527
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (reversal of allowance) for loan losses	1,112	(9)
Depreciation and amortization	714	774
Deferred income tax (benefit) expense	(1,726)	149
Amortization of fees, discounts, and premiums	(763)	(307)
Origination of loans held for sale	(76,788)	(859)
Proceeds from sales of loans held for sale	74,986	504
Gain on sale of loans, net	(1,442)	—
Other-than-temporary impairment loss on investment	3,481	—
Gain on sale of investment securities	(267)	(145)
Loss on extinguishment of debt	507	—
Net loss (gain) on sale of premises and equipment	(3)	9
ESOP expense	375	—
(Increase) decrease in accrued interest receivable	48	(124)
Net increase in bank-owned life insurance	(775)	(783)
Net increase (decrease) in prepaid expenses and other assets	1,048	(272)
Net increase in accounts payable and accrued expenses	1,502	2,456
Net decrease in federal and state income taxes, net	(442)	(9)

Net cash provided by operating activities	7,222	7,911

Cash flows from investing activities:
Purchases of investment securities held to maturity	(137,349)	(34,655)
Purchases of investment securities available for sale	(17,928)	(9,736)
Principal repayments on investment securities held to maturity	88,624	40,212
Principal repayments on investment securities available for sale	23	—
Proceeds from sale of investment securities held to maturity	—	10,538
Proceeds from sale of investment securities available for sale	18,172	9,871
Loan originations, net of principal repayments on loans receivable	30,500	(66,581)
Purchases of premises and equipment	(940)	(876)
Proceeds from disposals of premises and equipment	3	9

Net cash used in investing activities	(18,895)	(51,218)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2009	2008

Cash flows from financing activities:
Net increase in deposits	$61,670	$17,936
Proceeds from advances from the Federal Home Loan Bank	55,692	375,595
Repayments of advances from the Federal Home Loan Bank	(91,483)	(419,091)
Proceeds from reverse repurchase agreements	15,000	205,350
Repayments of reverse repurchase agreements	—	(145,350)
Purchases of Fed Funds	39,367	—
Sales of Fed Funds	(39,367)	—
Repayments of subordinated debt	(24,744)	—
Net increase in advance payments by borrowers for taxes and insurance	(1,283)	(740)
Proceeds from issuance of common stock, net of costs	108,856	—

Net cash provided by financing activities	123,708	33,700

Net increase (decrease) in cash and cash equivalents	112,035	(9,607)

Cash and cash equivalents at beginning of the period	11,216	19,755

Cash and cash equivalents at end of the period	$123,251	$10,148

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$15,733	$19,393
Income taxes	5,053	3,485

Non cash financing activities:

During July 2009, the Company loaned $9.8 million to the Employee Stock Ownership Plan, which was used to acquire 978,650 shares of the Company’s common stock. The loan is secured by the shares purchased and is shown as Unearned ESOP shares in the consolidated balance sheets.

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Territorial Bancorp Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto filed as part of Territorial Bancorp Inc.’s Prospectus dated May 15, 2009, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 26, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

As used in this Quarterly Report on Form 10-Q, the words “Company,” “we,” “us” and “our” are intended to refer to Territorial Bancorp Inc. with respect to matters and time periods occurring on and after July 10, 2009.

(2) Plan of Conversion and Reorganization

On November 4, 2008, the Board of Directors of Territorial Mutual Holding Company approved a plan of conversion and reorganization under which Territorial Mutual Holding Company would convert from a mutual holding company to a stock holding company. The conversion to a stock holding company was approved by the depositors and borrowers of Territorial Savings Bank and the Office of Thrift Supervision (OTS) and included the filing of a registration statement with the U.S. Securities and Exchange Commission. Upon the completion of the conversion and reorganization on July 10, 2009, Territorial Mutual Holding Company and Territorial Savings Group, Inc. ceased to exist as separate legal entities and Territorial Bancorp Inc. became the holding company for Territorial Savings Bank. A total of 12,233,125 shares were issued in the conversion at $10 per share, raising $122.3 million of gross proceeds. Approximately $3.7 million of conversion expenses have been offset against the gross proceeds. Territorial Bancorp Inc.’s common stock began trading on the NASDAQ Global Select Market under the symbol “TBNK” on July 13, 2009.

Upon completion of the conversion and reorganization, a special “liquidation account” was established in an amount equal to the total equity of Territorial Mutual Holding Company as of December 31, 2008. The liquidation account is to provide eligible account holders and supplemental eligible account holders who maintain their deposit accounts with Territorial Savings Bank after the conversion with a liquidation interest in the unlikely event of the complete liquidation of Territorial Savings Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s or supplemental eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of Territorial Savings Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

(3) Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“ASC”). The Codification supersedes all previously existing, non-SEC accounting and reporting standards and becomes the source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied by nongovernmental entities. The Codification primarily impacts the way GAAP is referenced in financial statements. The Company adopted the Codification on September 30, 2009 and such adoption did not have any impact on its consolidated financial statements.

In February 2008, the FASB amended the Fair Value Measurements and Disclosures topic of the FASB ASC. The amendment is effective upon issuance and delays the effective date of the parts of the topic related to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In accordance with the amendment, the Company fully adopted the Fair Value Measurements and Disclosures standard on January 1, 2009 and such adoption did not have a material impact on its consolidated financial statements.

In December 2007, the FASB revised the Business Combination topic of the FASB ASC. The revision establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest (minority interest) in the acquiree. The revision also provides guidance for recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase and determining what information should be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted the provisions of the revision on January 1, 2009 and such adoption did not have a material impact on its consolidated financial statements.

In December 2007, the FASB amended the Consolidation topic of the FASB ASC. The amendment establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this amendment requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The amendment clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this amendment requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The amendment also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company adopted the provisions of the amendment on January 1, 2009 and such adoption did not have a material impact on its consolidated financial statements.

In March 2008, the FASB amended the Derivatives and Hedging topic of the FASB ASC. The amendment enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, the amendment requires (1) disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation; (2) disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; (3) disclosure of information about credit-risk-related contingent features; and (4) cross-reference from the derivative note to other notes in which derivative-related information is disclosed. The Company adopted the provisions of the amendment on January 1, 2009 and such adoption did not have a material impact on its consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

In April 2009, the FASB amended the Investments—Debt and Equity Securities topic of the FASB ASC. This amendment changes the other-than-temporary impairment guidance in U.S. GAAP and disclosure requirements in the financial statements. For securities not expected to be sold, credit related other-than-temporary impairment is recognized in earnings while noncredit related impairment is recognized in other comprehensive income. The amendment is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company early adopted the provisions of the amendment on January 1, 2009. As a result, a $1.5 million cumulative adjustment for prior year impairment losses was recorded that increased retained earnings and decreased accumulated other comprehensive income as of the beginning of the year.

In April 2009, the FASB provided additional guidance for estimating fair value in accordance with the Fair Value Measurements and Disclosures topic of the FASB ASC when the volume and level of activity for the asset or liability have significantly decreased. The FASB also included guidance on identifying circumstances that indicate a transaction is not orderly. The guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company early adopted the provisions of the new guidance on January 1, 2009 and such adoption did not have a material impact on its consolidated financial statements.

In April 2009, the FASB amended the Financial Instruments topic of the FASB ASC. The amendment changes disclosures required about the fair value of financial instruments for interim and annual reporting periods. The amendment is effective for interim reporting periods ending after June 15, 2009. The Company adopted the amendment on April 1, 2009 and such adoption did not have a material impact on its consolidated financial statements.

In May 2009, the FASB issued the Subsequent Events topic of the FASB ASC. This topic establishes general standards for the accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. The standards are effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of these standards on June 30, 2009 and such adoption did not have a material impact on its consolidated financial statements.

In June 2009, the FASB amended the Transfers and Servicing topic of the FASB ASC. The amendment seeks to improve the usefulness of the information a company provides about a transfer of financial assets, the effects of the transfer on its financial position, performance and cash flows, and its continuing involvement in the transferred financial assets. The amendment is effective as of the beginning of the first annual reporting period that ends after November 15, 2009. The Company is currently evaluating the impact of adopting the amendment on its consolidated financial statements.

In June 2009, the FASB amended the Consolidation topic of the FASB ASC. The amendment seeks to improve financial reporting by enterprises involved with variable interest entities and also addresses the effects on consolidations of the June 2009 amendment to the Transfers and Servicing topic of the FASB ASC. The amendment is effective as of the beginning of the first annual reporting period that ends after November 15, 2009. The Company is currently evaluating the impact of adopting the amendment on its consolidated financial statements.

In August 2009, the FASB amended the Fair Value Measurements and Disclosures topic of the FASB ASC. The amendment addresses situations where there is a lack of observable market information

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

to measure the fair value of a liability. In such situations, the amendment provides that quoted prices of identical or similar liabilities may be used, either when traded as liabilities or as assets. The amendment is effective for reporting periods beginning after its issuance. The Company does not expect the adoption of this amendment to have any impact on its consolidated financial statements.

(4) Cash and Cash Equivalents

Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, federal funds sold, and short-term, highly liquid investments with original maturities of three months or less. The table below presents the balances of cash and cash equivalents as of September 30, 2009 and December 31, 2008.

(Dollars in thousands)	September 30, 2009	December 31, 2008

Cash and due from banks	$6,619	$10,136
Interest-bearing deposits in other banks	116,632	1,080
Short-term investments	—	—

Cash and cash equivalents	$123,251	$11,216

(5) Investment Securities

The amortized cost and fair values of investment securities are as follows:

(Dollars in thousands)	Amortized Cost	Gross unrealized		Estimated fair value
		Gains	Losses

September 30, 2009:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$571,634	17,066	(154)	$588,546
Trust preferred securities	3,542	—	(3,479)	63

Total	$575,176	17,066	(3,633)	$588,609

December 31, 2008:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$523,228	10,617	(331)	$533,514
Trust preferred securities	4,539	—	(2,463)	2,076

Total	$527,767	10,617	(2,794)	$535,590

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The amortized cost and estimated fair value of investment securities at September 30, 2009 are shown below. Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Estimated fair value

Held to maturity:
Due after 5 years through 10 years	$22,369	23,130
Due after 10 years	552,807	565,479

Total	$575,176	588,609

Proceeds from sales of securities available for sale were $18.2 million for the nine months ended September 30, 2009, resulting in gross realized gains of $267,000. Proceeds from sales of securities available for sale were $9.9 million for the nine months ended September 30, 2008, resulting in gross realized gains of $145,000. All sales of securities available for sale for the nine months ended September 2009 and 2008 were U.S. government-sponsored mortgage-backed securities. The Company received proceeds of $10.5 million from the sale of $10.5 million of held-to-maturity municipal bonds during the nine months ended September 30, 2008, resulting in gross realized gains and losses of $81,000 and $80,000, respectively. Approximately $5.5 million of these securities experienced a credit downgrade. The remaining securities were sold because of concerns about a potential downgrade of the bond’s insurers. There were no other sales of held-to-maturity securities during the nine month periods ended September 30, 2009 and 2008.

Investment securities with carrying values of $331.2 million at September 30, 2009 were pledged to secure public deposits, reverse repurchase agreements, and transaction clearing accounts.

Provided below is a summary of investment securities, which were in an unrealized loss position at September 30, 2009 and December 31, 2008. The Company has the ability to hold these securities until such time as the value recovers or the securities mature.

	Less than 12 months		12 months or longer		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses

(Dollars in thousands)

September 30, 2009
Mortgage-backed securities	$19,631	139	399	15	9	20,030	154
Trust preferred securities	—	—	63	3,479	2	63	3,479

Total	$19,631	139	462	3,494	11	20,093	3,633

December 31, 2008:
Mortgage-backed securities	$7,423	7	60,241	324	16	67,664	331
Trust preferred securities	—	—	2,076	2,463	2	2,076	2,463

Total	$7,423	7	62,317	2,787	18	69,740	2,794

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Trust Preferred Securities. At September 30, 2009, the Company owned trust preferred securities with a carrying value of $3.5 million. The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. All of these securities are classified in the Bank’s held-to-maturity investment portfolio.

We review our securities investment portfolio on a quarterly basis for indications of impairment. On January 1, 2009, the Bank adopted the amendment to the Investments—Debt and Equity Securities topic of the FASB ASC and the additional guidance to the Fair Value Measurements and Disclosures topic of the FASB ASC, which provide further guidance on whether a market for an asset is distressed or inactive, determining whether an entity has the intent and ability to hold a security to its anticipated recovery and whether an investment is other-than-temporarily impaired (OTTI). The cumulative effect of our adoption of new accounting pronouncements, effective January 1, 2009, resulted in the reclassification of $1.5 million, net of tax of $958,000, of securities impairment from retained earnings to other comprehensive income. In accordance with the adoption of these new accounting standards, management has analyzed all investment securities which have an amortized cost that exceeds fair value as of September 30, 2009.

As of September 30, 2009, the amortized cost of the two trust preferred securities exceeded fair value. Our pooled trust preferred securities are beneficial interests in securitized financial assets within the scope of the Investments—Other topic of the FASB ASC and are therefore evaluated for OTTI utilizing a discounted cash flow analysis. The assumptions used in the discounted cash flow analysis included the following: a discount rate based on the current effective yield of each security, estimated deferral and default rates on collateral, and estimated cash flows. The discounted cash flow analysis included a review of all issuers within each collateral pool and incorporated higher deferral and default rates in the cash flow projections over the next two years with a forecast of lower deferral and default rates in later years.

The discounted cash flow analysis is considered our primary evidence in determining whether OTTI has occurred. If the discounted present value of cash flows is less than amortized cost, OTTI has occurred. The difference between the discounted present value of cash flows and amortized cost is considered a credit loss and is recorded through earnings. The amount of OTTI related to other factors is recorded in other comprehensive income.

The Company had previously considered its investment in PreTSL XXIV other-than-temporarily impaired as of June 30, 2009 and the Company recorded an impairment charge of $765,000 which was recorded through the income statement as a credit loss . Based on its continued review, the Company considered its investment in this security to have experienced additional OTTI as of September 30, 2009, and recorded an impairment charge of $2,716,000, which was considered a credit loss recorded through the income statement.

In reviewing its investment in the second trust preferred security (PreTSL XXIII), the Company’s discounted cash flow analysis indicated that it should be able to recover the entire amortized cost basis of the security. Accordingly, as of September 30, 2009, the Company did not consider its investment in the second trust preferred security to have experienced OTTI.

At September 30, 2009, PreTSL XXIII is rated CC while PreTSL XXIV is rated C.

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)
Balance, January 1, 2009	$1
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—
Credit losses on debt securities for which other-than-temporary impairment was previously recognized	3,480

Balance at September 30, 2009	$3,481

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

(6) Federal Home Loan Bank Stock

The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of September 30, 2009, consistent with its accounting policies. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory capital situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an OTTI loss. Moody’s Investor Service and Standard and Poor’s Rating Services have affirmed the FHLB of Seattle’s credit ratings of Aaa and AA+/A1+, respectively. Standard and Poor’s also removed the FHLB of Seattle from Credit Watch Negative. Even though the Company did not recognize an OTTI loss during the nine-month period ending September 30, 2009, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

(7) Loans Receivable

The components of loans receivable at September 30, 2009 and December 31, 2008 are as follows:

(Dollars in thousands)	September 30, 2009	December 31 2008

Real estate loans:
First mortgages:
One- to four- family residential	$558,585	581,251
Multifamily residential	3,668	3,756
Construction, commercial, and other	19,498	21,042
Home equity loans and lines of credit	22,871	29,956

Total real estate loans	604,622	636,005

Other loans:
Loans on deposit accounts	1,145	1,305
Consumer and other loans	5,903	4,792

Total other loans	7,048	6,097

Less:
Net unearned fees and discounts	(5,256)	(5,100)
Undisbursed loan funds	(1,857)	(2,943)
Allowance for loan losses	(1,913)	(899)

	(9,026)	(8,942)

Loans Receivable, net	$602,644	633,160

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The Company had ten impaired loans at September 30, 2009 amounting to $3.0 million with specific reserves of $287,000. There were no impaired loans at December 31, 2008.

The Company had six nonaccrual loans for $1.4 million at September 30, 2009 and one nonaccrual loan for $149,000 as of December 31, 2008. The Company did not collect or recognize any interest income on nonaccrual loans during the nine months ended September 2009 or 2008. The Company did not have any loans more than 90 days past due and still accruing interest as of September 30, 2009 or December 31, 2008.

The Company sold $74.6 million of mortgage loans during the nine months ended September 30, 2009 and recognized a gain of $1.4 million. During the nine months ended September 30, 2008, $500,000 of loans were sold for no gain or loss.

The Company serviced loans for others of $128.7 million at September 30, 2009 and $63.2 million at December 31, 2008. Of these amounts, $11.2 million and $12.7 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at September 30, 2009 and December 31, 2008. The amount of contractually specified servicing fees earned for the nine-month periods ended September 30, 2009 and 2008 was $236,000 and $184,000, respectively. The amount of contractually specified servicing fees earned for the three-month periods ended September 30, 2009 and 2008 was $90,000 and $59,000, respectively. The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

(8) Allowance for Loan Losses

The activity in the allowance for loan losses on loans receivable is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008

Balance, beginning of period	$2,001	769	$899	768
Provision for loan losses	10	(13)	1,112	(9)

	2,011	756	2,011	759

Charge-offs	(101)	(6)	(104)	(13)
Recoveries	3	0	6	4

Net charge-offs	(98)	(6)	(98)	(9)

Balance, end of period	$1,913	750	$1,913	750

(9) Mortgage Servicing Assets

Mortgage servicing assets are created when the Company sells mortgage loans and retains the rights to service the loans. Mortgage servicing assets are accounted for in accordance with the Transfers and Servicing topic of the FASB ASC and are initially valued at fair value and subsequently at the lower of cost or fair value. We amortize mortgage servicing rights in proportion to and over the period of estimated net servicing income. All servicing rights are included in a single class. Mortgage servicing

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

assets related to loan sales are recorded as a gain on sale of loans and totaled $160,000 and $885,000 for the three and nine months ended September 30, 2009, respectively, and $0 for both the three and nine months ended September 30, 2008.

The table below presents the changes in our mortgage servicing assets for the nine months ended September 30, 2009:

(Dollars in thousands)	Nine Months Ended September 30, 2009

Balance at beginning of period	$376
Additions	885
Amortization	(108)

Balance at end of period	$1,153

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

The table below presents the fair value and key assumptions used in determining the fair value of our mortgage servicing assets:

(Dollars in thousands)	Nine Months Ended September 30, 2009	Year Ended December 31, 2008

Fair value, beginning of period	$382	472
Fair value, end of period	1,194	382

Weighted average discount rate	10.00%	10.00%
Weighted average prepayment speed assumption (PSA prepayment speed)	178.1 PSA	125.9 PSA

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The PSA prepayment model assumes increasing prepayment rates for the first 30 months of a loan’s term and constant prepayment rates thereafter.

(10) Interest Rate Lock and Forward Loan Sale Commitments

The Company may enter into interest rate lock commitments with borrowers on loans intended to be sold. To manage interest rate risk on the lock commitments, the Company may also enter into forward loan sale commitments. The interest rate lock commitments and forward loan sale commitments are treated as derivatives as required by the Derivatives and Hedging topic of the FASB ASC. They are recorded at their fair values in prepaid expenses and other assets or in accounts payable and accrued expenses. Changes in fair value are recorded in current earnings. At September 30, 2009, interest rate locks and forward loan sale commitments on loans held for sale amounted to $4.2 million and $7.5 million, respectively.

The table below presents the location of assets and liabilities related to derivatives:

		Asset Derivatives		Liability Derivatives
(Dollars in thousands)	Location on Balance Sheet	Fair Value at September 30, 2009	Fair Value at December 31, 2008	Fair Value at September 30, 2009	Fair Value at December 31, 2008

Interest rate contracts	Prepaid expenses and other assets	$123	0	—	—

Interest rate contracts	Accounts payable and accrued expenses	—	—	44	0

Total derivatives		$123	0	44	0

The table below presents the location of gains related to derivatives:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	Location of gain on Statement of Income	2009	2008	2009	2008
Interest rate contracts	Gain on sale of loans	$7	0	79	0

Total derivatives		$7	0	79	0

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

(11) Securities Sold under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts. Securities sold under agreements to repurchase at September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Repurchase liability	Weighted average rate	Repurchase liability	Weighted average rate

Maturing:
1 year or less	$25,000	3.13%	$0	0.00%
Over 1 year to 2 years	32,000	3.11	25,000	3.13
Over 2 years to 3 years	40,200	4.72	43,900	3.53
Over 3 years to 4 years	33,000	3.91	28,300	4.75
Over 4 years to 5 years	0	0.00	18,000	4.87

	$130,200	3.82%	$115,200	3.95%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at September 30, 2009. The amount at risk is the greater of the carrying value or fair value over the repurchase liability. All the agreements to repurchase are with JP Morgan Chase Bank and the securities pledged are issued and guaranteed by U.S. government-sponsored enterprises.

(Dollars in thousands)	Carrying value of Securities	Fair value of securities	Repurchase liability	Amount at risk	Weighted average months to maturity

Maturing:
Over 90 days	$162,866	168,446	130,200	38,246	26

	$162,866	168,446	130,200	38,246	26

(12) Subordinated Debentures

The Company had three wholly owned trust subsidiaries, Territorial Savings Statutory Trust I, Territorial Savings Statutory Trust II, and Territorial Savings Statutory Trust III. The trusts issued a total of $24.0 million of trust preferred securities. The proceeds from the issuance of the trust preferred securities, along with cash from the initial trust capitalizations, were used to invest in $24.7 million of the Company’s convertible junior subordinated debentures.

In September 2009, the Company paid off the $24.7 million of subordinated debentures using part of the proceeds received from the issuance of common stock in its conversion from a mutual holding company to a stock holding company. As part of the transaction, unamortized discounts of $507,000 related to the subordinated debt issuance were written off as a loss on extinguishment of debt. Concurrent with the payoff of the subordinated debentures, all the trust preferred securities issued by the trusts were retired and the trusts were terminated.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

(13) Employee Benefit Plans

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

The components of net periodic benefit cost were as follows:

	Pension benefits		SERP
	Three Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Net periodic benefit cost for the period
Service cost	$0	149	135	128
Interest cost	0	147	76	67
Expected return on plan assets	0	(176)	0	0
Amortization of prior service cost	0	1	0	0
Recognized actuarial loss	0	27	0	0
Recognized curtailment loss	0	0	0	0

Net periodic benefit cost	$0	148	211	195

	Pension benefits		SERP
	Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Net periodic benefit cost for the period
Service cost	$0	447	403	383
Interest cost	0	441	230	201
Expected return on plan assets	0	(529)	0	0
Amortization of prior service cost	0	2	0	0
Recognized actuarial loss	0	82	0	0
Recognized curtailment loss	0	0	0	0

Net periodic benefit cost	$0	443	633	584

(14) Employee Stock Ownership Plan

Effective January 1, 2009, Territorial Savings Bank adopted an Employee Stock Ownership Plan (ESOP) for eligible employees. The ESOP borrowed $9.8 million from the Company and used those funds to acquire 978,650 shares or 8% of the total number of shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share.

The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 20-year term of the loan with funds from Territorial Savings Bank’s contributions to the ESOP

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

and dividends payable on stock. The interest rate on the ESOP loan is an adjustable rate equal to the prime rate, as published in The Wall Street Journal. The interest rate will adjust annually and will be the prime rate on the first business day of the calendar year.

Shares purchased by the ESOP will be held by a trustee in an unallocated suspense account, and shares will be released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity. Compensation expense recognized for the three months ended September 30, 2009 amounted to $375,000.

Shares held by the ESOP trust at September 30, 2009 were as follows:

Allocated shares	24,467
Unearned shares	954,183

Total ESOP shares	978,650

Fair value of unearned shares, in thousands	$14,599

(15) Earnings Per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The Company has no dilutive potential common shares for the three- month period ended September 30, 2009. Because the mutual to stock conversion was not completed until July 10, 2009, per share earnings data is not presented for the three- and nine-month periods ended September 30, 2008.

(Dollars in thousands, except per share data)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Basic
Earnings:
Net income	$729	$5,655

Shares:
Weighted average common shares outstanding (1)	11,402,459	11,402,459

Net income per common share, basic (1)	$0.06	$0.50

(1)	Calculated from the effective date of July 10, 2009 to the period end

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

(16) Fair Value of Financial Instruments

The Fair Value Measurements and Disclosures topic of the FASB ASC defines fair value and the methods used for measuring fair value as well as requiring additional disclosures. Various amendments to the topic (a) delayed to January 1, 2009 the effective date of the parts of the topic related to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually); (b) clarified the application of the topic in a market that is not active; and (c) provided guidelines for making fair value measurements more consistent with the principles presented in the topic when the volume and level of activity for assets or liabilities have significantly decreased. We adopted all the provisions of Fair Value Measurements and Disclosures standard on January 1, 2009.

In accordance with the Fair Value Measurements and Disclosures topic, the Company groups its financial assets and liabilities at fair value into three levels based on the markets in which the financial assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

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

In accordance with the Fair Value Measurements and Disclosures topic, the Company bases its fair values on the price that it would expect to receive if an asset were sold or pay to transfer a liability in an orderly transaction between market participants at the measurement date. Also as required, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements.

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

Investment Securities. The fair values for investment securities were based on quoted market prices, if available, and were classified as Level 1. The estimated fair value of U.S. government-sponsored mortgage-backed securities are considered Level 1 inputs. If quoted market prices were not available, the valuation for investment securities utilized pricing models that varied based on asset class and included trade, bid and other observable market information. Securities priced using this information were classified as Level 2.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Our pooled trust preferred securities are collateralized debt obligations secured by trust preferred securities issued primarily by banks and bank holding companies in the United States. The trust preferred securities market is considered to be inactive since there have been only four sales transactions of similary rated securities over the past 12 months and no new issues of pooled trust preferred securities have occurred since 2007, The fair value of our trust preferred securities was determined by considering a range of fair value estimates provided by an independent third-party pricing service and using a discounted cash flow analysis prepared by management. The primary difference between the fair value estimate prepared by the pricing service and our discounted cash flow analysis is the discount rate. As of September 30, 2009, we utilized the yield on similarly rated corporate bonds issued by banks plus a credit and liquidity premium of 4.00% to arrive at a risk-adjusted discount rate of 17.12%. Our pricing service used a discount rate of 22.00% for PreTSL XXIII. The pricing service provided fair value estimates of $2.56 per $100 of par value for PreTSL XXIII. The pricing service estimate of the fair value of PreTSL XXIV of $0.00 reflects no projected cash flows for this security.

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

Management considered the range of fair value estimates and assigned the pricing service’s estimate of fair value a 70% weight and our discounted cash flow estimate a 30% weight. We gave a greater weighting to the pricing service’s fair value estimate because of their experience in these matters as an independent third-party service provider. The fair value estimates provided by the pricing service and management’s discounted cash flow analysis resulted in a weighted fair value estimate of $3.55 per $100 of par value for PreTSL XXIII and $0.00 per $100 of par value for PreTSL XXIV. The fair value of the trust preferred securities are classified as Level 3 inputs because they are based on discounted cash flow models.

FHLB Stock. FHLB stock, which is redeemable for cash at par value, is reported at its par value.

Loans. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Short-Term Investments. The fair value of short-term investments is estimated by discounting the future cash flows using the rates currently offered for investments with similar remaining maturities.

Deposits. The fair value of checking and Super NOW savings accounts, passbook accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting future cash flows using the rates currently offered for deposits with similar remaining maturities.

Advances from the FHLB and Securities Sold under Agreements to Repurchase. Fair value is estimated by discounting future cash flows using the rates currently offered to the Company for debt with similar remaining maturities.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Subordinated Debentures. Fair value is estimated by discounting future cash flows using the rates currently offered to the Company for debt of similar remaining maturities adjusted for nonperformance, credit, and liquidity risks.

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

Assets

Cash	$123,251	123,251	11,216	11,216
Investment securities held to maturity	575,176	588,609	527,767	535,590
FHLB stock	12,348	12,348	12,348	12,348
Loans held for sale	3,244	3,244	—	—
Loans receivable, net	602,644	611,825	633,160	641,427
Accrued interest receivable	4,739	4,739	4,787	4,787

Liabilities

Deposits	$985,584	987,824	923,914	925,951
Advances from the FHLB	—	—	35,791	35,798
Securities sold under agreements to repurchase	130,200	137,359	115,200	119,860
Subordinated debentures	—	—	24,221	7,918
Accounts payable and accrued expenses	20,136	20,136	18,634	18,634
Current income taxes payable	521	521	963	963
Advance payments by borrowers for taxes and insurance	1,831	1,831	3,114	3,114

At September 30, 2009 and December 31, 2008, neither the commitment fees received on commitments to extend credit nor the fair value thereof was significant to the consolidated financial statements of the Company.

The table below presents the balance of assets measured at fair value on a recurring basis as of September 30, 2009 and the related gains for the nine months ended September 30, 2009. There were no assets or liabilities measured at fair value as of December 31, 2008.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total Gains

Interest rate contracts, net	$—	79	—	79	79

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of September 30, 2009 and December 31, 2008 and the related losses for the nine months ended September 30, 2009 and the year-ended December 31, 2008:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total Losses

September 30, 2009
Impaired loans	$—	119	—	119	86
Trust preferred securities	—	—	0	0	3,481

December 31, 2008
Trust preferred securities	$—	—	998	998	2,483

(17) Subsequent Events

Subsequent events have been evaluated through November 13, 2009, the issue date of the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Assets. At September 30, 2009, our assets were $1.4 billion, an increase of $132.1 million, or 10.8%, from $1.2 billion at December 31, 2008. The increase was caused by increases in cash and cash equivalents and investment securities held to maturity, partially offset by a decrease in loans.

Cash and Cash Equivalents. Cash and cash equivalents were $123.3 million at September 30, 2009 compared to $11.2 million at December 31, 2008. The increase resulted primarily from the receipt of net proceeds from our stock offering, which closed on July 10, 2009.

Loans. At September 30, 2009, total loans (including loans held for sale of $3.2 million) were $614.9 million, or 45.3% of total assets. During the nine months ended September 30, 2009, the loan portfolio decreased $27.2 million, or 4.2%. The decrease was caused primarily by a decrease in one- to four-family residential real estate loans of $19.4 million, as we sold $74.6 million of longer-term loans during the nine months ended September 30, 2009. Home equity loans and lines of credit also decreased by $7.1 million.

Securities. At September 30, 2009, our securities portfolio totaled $575.2 million, or 42.4% of assets. At September 30, 2009, all of such securities were classified as held-to-maturity, and none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as loans having less than full documentation) loans.

During the nine months ended September 30, 2009, our securities portfolio increased $47.4 million, or 9.0%, as we invested the increase in deposits, loan repayments and a portion of the net proceeds of our stock offering into Freddie Mac, Fannie Mae, and Ginnie Mae mortgage-backed securities and collateralized mortgage obligations.

At September 30, 2009, we owned trust preferred securities with a carrying value of $3.5 million. This portfolio consists of two securities (PreTSL XXIII and PreTSL XXIV), which represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. At September 30, 2009, these securities were graded CC and C, respectively.

In reviewing our investment in the trust preferred securities, we concluded that we did not have the intent to sell either trust preferred security, and it was not more likely than not that we would be required to sell either trust preferred security before the anticipated recovery.

The trust preferred securities market is considered inactive as only four sales transactions of similarly rated securities have occurred over the past twelve months. In addition, there have been no new issues of pooled trust preferred securities since 2007. Because the trust preferred securities market is inactive, we use a discounted cash flow model to determine the estimated fair value of the trust preferred securities and to determine whether they are other-than-temporarily impaired.

We had previously considered our investment in PreTSL XXIV other-than-temporarily impaired as of December 31, 2008, and we recorded a $2.5 million impairment charge during the quarter ended December 31, 2008. The cumulative effect of our adoption of new accounting pronouncements, effective January 1, 2009, resulted in the reclassification of $1.5 million, net of tax of $958,000, of securities impairment from retained earnings to accumulated other comprehensive loss. Based on our continued review, we considered our investment in this security to have experienced additional other-than-temporary impairment as of March 31, 2009, June 30, 2009 and September 30, 2009, and recorded an additional $3.5 million impairment charge due to credit losses with respect to this security during the nine months ended September 30, 2009

In reviewing our investment in the second trust preferred security (PreTSL XXIII), our discounted cash flow analysis indicated that we should be able to recover the entire amortized cost basis of the security. Accordingly, as of September 30, 2009, we did not consider our investment in the second trust preferred security to have experienced other-than-temporary impairment.

We own common stock of the Federal Home Loan Bank of Seattle with an aggregate cost and fair value as of September 30, 2009 of $12.3 million based on its par value. There is no market for our Federal Home Loan Bank of Seattle common stock. Moody’s Investor Service and Standard and Poor’s Rating Services have affirmed the FHLB of Seattle’s credit rating of Aaa and AA+/A1+, respectively. Standard and Poor’s also removed the FHLB of Seattle from Credit Watch Negative.

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

Deposits. During the nine months ended September 30, 2009, our deposits grew $61.7 million, or 6.7%. The increase was caused by our continuing to promote higher than market rates for our savings accounts (which increased $173.1 million during the nine-month period), offsetting a decrease of $103.9 million in certificates of deposit. During the nine months ended September 30, 2009, we continued to lower the rates we pay on certificates of deposit because of increased liquidity from other sources, such as the net proceeds from our stock offering, as well as principal repayments on loans and mortgage-backed securities, allowing these deposits to run off.

Borrowings. Historically, our borrowings consisted primarily of advances from the Federal Home Loan Bank of Seattle and funds borrowed under repurchase agreements. During the nine months ended September 30, 2009, our borrowings decreased $45 million, or 25.7%. During the quarter ended March 31, 2009, we repaid all of our outstanding Federal Home Loan Bank advances, and our reverse repurchase agreements increased $15.0 million, or 13.0% during that quarter. We also repaid $24.7 million of subordinated debentures during the quarter ended September 30, 2009. We have not required further borrowings to fund our operations. Instead, we have funded our operations with the net proceeds from our stock offering, additional deposits and principal repayments on loans and mortgage-backed securities.

Equity. At September 30, 2009, our equity was $215.8 million, an increase of $116.4 million, or 117.1%, from $99.4 million at December 31, 2008. The increase resulted from the completion of our stock offering in July 2009, as well as net income of $5.7 million for the nine months ended September 30, 2009.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and rates, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended September 30,
	2009			2008
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (5)	$557,497	$7,882	5.66%	$556,017	$7,968	5.73%
Multi-family residential	3,681	65	7.06	4,241	77	7.26
Construction, commercial and other	17,672	280	6.34	19,260	332	6.90
Home equity loans and lines of credit	23,268	382	6.57	29,522	515	6.98
Other loans	7,013	116	6.62	5,806	103	7.10

Total loans	609,131	8,725	5.73	614,846	8,995	5.85
Investment securities:
U.S. government sponsored mortgage-backed securities	545,943	6,529	4.78	520,512	6,389	4.91
Municipal bonds	—	—	—	—	—	—
Trust preferred securities	3,677	—	—	7,054	87	4.93
Other	—	—	—	—	—	—

Total securities	549,620	6,529	4.75	527,566	6,476	4.91
Other	207,420	49	0.09	13,018	48	1.47

Total interest-earning assets	1,366,171	15,303	4.48	1,155,430	15,519	5.37
Non-interest-earning assets	36,363			73,525

Total assets	$1,402,534			$1,228,955

Interest-bearing liabilities:
Savings accounts	$536,263	$1,946	1.45%	$397,863	$1,528	1.54%
Certificates of deposit	324,937	1,381	1.70	402,673	2,800	2.78
Money market accounts	102,907	87	0.34	81,582	12	0.06
Checking and Super NOW accounts	19,343	3	0.06	20,371	3	0.06

Total interest-bearing deposit	983,450	3,417	1.39	902,489	4,343	1.92
Federal Home Loan Bank advances	57	—	—	18,995	119	2.51
Other borrowings	152,091	1,500	3.95	140,433	1,561	4.45

Total interest-bearing liabilities	1,135,598	4,917	1.73	1,061,917	6,023	2.27
Non-interest-bearing liabilities	62,248			68,917

Total liabilities	1,197,846			1,130,834
Equity	204,688			98,121

Total liabilities and equity	$1,402,534			$1,228,955

Net interest income		$10,386			$9,496

Net interest rate spread (2)			2.75%			3.10%
Net interest-earning assets (3)	$230,573			$93,513

Net interest margin (4)			3.04%			3.29%

Average of interest-earning assets to interest-bearing liabilities	120.30%			108.81%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Average balance includes loans held for sale.

	For the Nine Months Ended September 30,
	2009			2008
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (5)	$566,374	$24,489	5.77%	$536,761	$22,960	5.70%
Multi-family residential	3,714	198	7.11	4,348	235	7.21
Construction, commercial and other	18,048	863	6.38	19,118	1,000	6.97
Home equity loans and lines of credit	25,633	1,278	6.65	28,640	1,500	6.98
Other loans	6,596	329	6.65	6,253	338	7.21

Total loans	620,365	27,157	5.84	595,120	26,033	5.83
Investment securities:
U.S. government sponsored mortgage-backed securities	520,186	18,766	4.81	520,095	19,084	4.89
Municipal bonds	—	—	—	4,008	112	3.73
Trust preferred securities	3,821	(8)	(0.28)	7,064	296	5.59
Other	—	—	—	613	10	2.18

Total securities	524,007	18,758	4.77	531,780	19,502	4.89
Other	108,354	72	0.09	14,480	146	1.34

Total interest-earning assets	1,252,726	45,987	4.89	1,141,380	45,681	5.34
Non-interest-earning assets	50,452			58,210

Total assets	$1,303,178			$1,199,590

Interest-bearing liabilities:
Savings accounts	$477,050	$5,594	1.56%	$393,082	$4,483	1.52%
Certificates of deposit	360,574	5,215	1.93	401,846	9,721	3.23
Money market accounts	99,810	227	0.30	82,514	37	0.06
Checking and Super NOW accounts	19,701	8	0.05	20,773	9	0.06

Total interest-bearing deposits	957,135	11,044	1.54	898,215	14,250	2.12
Federal Home Loan Bank advances	5,257	33	0.84	17,414	440	3.37
Other borrowings	152,498	4,553	3.98	135,511	4,636	4.56

Total interest-bearing liabilities	1,114,890	15,630	1.87	1,051,140	19,326	2.45
Non-interest-bearing liabilities	51,132			52,056

Total liabilities	1,166,022			1,103,196
Equity	137,156			96,394

Total liabilities and equity	$1,303,178			$1,199,590

Net interest income		$30,357			$26,355

Net interest rate spread (2)			3.02%			2.89%
Net interest-earning assets (3)	$137,836			$90,240

Net interest margin (4)			3.23%			3.08%

Average of interest-earning assets to interest-bearing liabilities	112.36%			108.58%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Average balance includes loans held for sale.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008

General. Net income decreased $1.7 million, or 69.4%, to $729,000 for the three months ended September 30, 2009 from $2.4 million for the three months ended September 30, 2008. The decrease was primarily caused by a reduction in non-interest income of $2.6 million and an increase in non-interest expense of $927,000, offset by an increase in net interest income of $890,000.

Net Interest Income. Net interest income increased $890,000, or 9.4%, to $10.4 million for the three months ended September 30, 2009 from $9.5 million for the three months ended September 30, 2008. Interest expense decreased $1.1 million, or 18.4%, as declining market interest rates for certificates of deposit and certificate of deposit runoff allowed us to reduce our total deposit expense by $926,000. Interest and dividend income decreased $216,000, or 1.4%, as our average balance of loans decreased by $5.7 million, or 0.9%, and the average yield we earned on loans decreased 12 basis points to 5.73% for the three months ended September 30, 2009 compared to 5.85% for the three months ended September 30, 2008. The interest rate spread and net interest margin were 2.75% and 3.04%, respectively, for the three months ended September 30, 2009, compared to 3.10% and 3.29% for the three months ended September 30, 2008.

Interest and Dividend Income. Interest and dividend income decreased $216,000, or 1.4%, to $15.3 million for the three months ended September 30, 2009 from $15.5 million for the three months ended September 30, 2008. A decrease in interest income on loans was partially offset by an increase in interest income on securities. Interest income on loans decreased $270,000, or 3.0%, to $8.7 million for the three months ended September 30, 2009 from $9.0 million for the three months ended September 30, 2008, as our average balance of loans decreased $5.7 million, or 0.9%, and the rate we earned on loans decreased 12 basis points to 5.73% for the three months ended September 30, 2009 compared to 5.85% for the three months ended September 30, 2008. Our average balance of home equity loans and lines of credit decreased $6.3 million, or 21.2%, as a result of loan payoffs. All of our loan categories experienced decreased interest rates, reflecting continued decreases in market interest rates. Interest income on securities increased $53,000 to $6.53 million for the three months ended September 30, 2009 from $6.48 million for the three months ended September 30, 2008, as our average balance of investment securities increased $22.1 million, or 4.2%, and the yield we earned on investment securities decreased 16 basis points to 4.75% for the three months ended September 30, 2009 compared to 4.91% for the three months ended September 30, 2008. The increase in our average securities portfolio was caused primarily by our investing the increase in funding from deposits, loan repayments and a portion of the net proceeds of our stock offering into Freddie Mac, Fannie Mae, and Ginnie Mae mortgage-backed securities and collateralized mortgage obligations.

Interest Expense. Interest expense decreased $1.1 million, or 18.4%, to $4.9 million for the three months ended September 30, 2009 from $6.0 million for the three months ended September 30, 2008. Interest expense on deposits decreased $926,000, or 21.3%, caused by a decrease in interest expense on certificates of deposit of $1.4 million, or 50.7%. The rates we paid on certificates of deposit decreased 108 basis points, and we experienced a $77.7 million, or 19.3%, decrease in the average balance of certificates of deposit. We have lowered the rates we pay on certificates of deposit because of increased liquidity from other sources, such as the net proceeds from our stock offering and principal repayments on loans and mortgage-backed securities, allowing these deposits to run off. However, interest expense on passbook and statement savings accounts increased $418,000, or 27.4%, to $1.9 million for the three months ended September 30, 2009 from $1.5 million for the three months ended September 30, 2008. The average balance of these deposits increased $138.4 million, or 34.8%, to $536.3 million for the three months ended September 30, 2009 from $397.9 million for the three months ended September 30, 2008. The increase was caused by our continuing to promote higher than market rates for our savings accounts, as well as our holding subscription funds for our stock offering in passbook savings accounts. Interest expense on borrowings decreased $180,000, or 10.7%, resulting from our repaying all of our outstanding Federal Home Loan Bank advances and subordinated debentures, and the average rate we paid on borrowings decreased, reflecting continued decreases in market interest rates.

Provision for Loan Losses. We recorded a provision for loan losses of $10,000 and a reversal of provision of $13,000 for the three months ended September 30, 2009 and 2008, respectively. Non-performing loans totaled $3.0 million at September 30, 2009, or 0.49% of total loans at that date, compared to $149,000 of non-performing loans at December 31, 2008, $4,000 of non-performing loans at September 30, 2008 and $106,000 of non-performing loans at December 31, 2007. Non-performing loans as of September 30, 2009 consisted primarily of one- to four-family residential real estate loans. We experienced net recoveries of $3,000 and $0 for the three months ended September 30, 2009 and 2008, respectively. The allowance for loan losses to total loans was 0.32% and 0.12% at September 30, 2009 and 2008, respectively. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2009 and 2008.

Non-Interest Income. The following table summarizes changes in non-interest income between the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Change
	2009	2008	$ Change	% Change
	(In thousands)

Other-than-temporary impairment loss on investments, net	$(2,716)	$—	$(2,716)	N/A
Service fees on loan and deposit accounts	651	720	(69)	(9.6)%
Income on bank-owned life insurance	262	261	1	0.4%
Gain on sale of investment securities	37	12	25	208.3%
Gain on sale of loans	265	—	265	N/A
Other	75	188	(113)	(60.1)%

Total	$(1,426)	$1,181	$(2,607)	(220.7)%

We recognized a $265,000 and $0 gain on sale of loans for the three months ended September 30, 2009 and 2008, primarily due to the sale of $16.4 million and $500,000 of loans, respectively. We recognized a $2.7 million loss for other-than-temporary impairment on our investments in trust preferred securities in the third quarter of 2009, as described in “—Comparison of Financial Condition at September 30, 2009 and December 31, 2008—Securities.”

Non-Interest Expense. The following table summarizes changes in non-interest expense between the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Change
	2009	2008	$ Change	% Change
	(In thousands)

Salaries and employee benefits	$4,337	$4,042	$295	7.3%
Occupancy	1,133	1,104	29	2.6%
Equipment	757	754	3	0.4%
Loss on extinguishment of debt	507	—	507	N/A
Federal deposit insurance premiums	350	242	108	44.6%
Other	812	827	(15)	(1.8)%

Total	$7,896	$6,969	$927	13.3%

Loss on extinguishment of debt increased because we paid off $24.7 million of subordinated debentures and recognized a loss of $507,000 related to the cost of issuing these debentures.

Income Tax Expense. Income taxes were $325,000 for the three months ended September 30, 2009, reflecting an effective tax rate of 30.8% compared to $1.3 million for the three months ended September 30, 2008, reflecting an effective tax rate of 35.9%. The decrease in the effective tax rate for the three months ended September 30, 2009 is primarily due to the amount of income received from bank-owned life insurance, which is tax-free for federal and state tax purposes, relative to total pre-tax income for each year.

Comparison of Operating Results for the Nine Months Ended September 30, 2009 and 2008

General. Net income decreased $872,000 to $5.7 million for the nine months ended September 30, 2009 from $6.5 million for the nine months ended September 30, 2008. The decrease was caused by a decrease in non-interest income of $2.4 million, an increase in non-interest expense of $2.0 million and an increase in the provision for loan losses of $1.1 million, partially offset by an increase in net interest income of $4.0 million.

Net Interest Income. Net interest income increased $4.0 million, or 15.2%, to $30.4 million for the nine months ended September 30, 2009 from $26.4 million for the nine months ended September 30, 2008. Interest expense decreased $3.7 million, or 19.1%, as declining market interest rates for certificates of deposit allowed us to reduce our total deposit expense by $3.2 million. Interest and dividend income increased $306,000, or 0.7%, as our average balance of loans increased by $25.2 million, or 4.2%. The interest rate spread and net interest margin were 3.02% and 3.23%, respectively, for the nine months ended September 30, 2009, compared to 2.89% and 3.08% for the nine months ended September 30, 2008. The improvement in the interest rate spread was the result of a decrease in the average cost of interest-bearing liabilities of 58 basis points, partially offset by a decrease in the average yield on interest-earning assets of 45 basis points.

Interest and Dividend Income. Interest and dividend income increased $306,000, or 0.7%, to $46.0 million for the nine months ended September 30, 2009 from $45.7 million for the nine months ended September 30, 2008. An increase in interest income on loans was partially offset by a decrease in interest income on securities. Interest income on loans increased $1.1 million, or 4.3%, to $27.2 million for the nine months ended September 30, 2009 from $26.0 million for the nine months ended September 30,

2008, as our average balance of loans increased $25.2 million, or 4.2%. The average balance of loans increased because all loan production for 2008 and approximately half of our production for 2009 was retained in our portfolio. The average yield we earned on loans increased one basis point to 5.84% for the nine months ended September 30, 2009 compared to 5.83% for the nine months ended September 30, 2008. Interest income on securities decreased $744,000, or 3.8%, to $18.8 million for the nine months ended September 30, 2009 from $19.5 million for the nine months ended September 30, 2008, as our average balance of investment securities decreased $7.8 million, or 1.5%, and the yield we earned on investment securities decreased 12 basis points to 4.77% for the nine months ended September 30, 2009 compared to 4.89% for the nine months ended September 30, 2008. The reduction in our average securities portfolio was caused primarily by repayments on mortgage-backed securities exceeding new purchases until the completion of our stock offering on July 10, 2009. We used some of the proceeds of the stock offering to purchase new mortgage-backed securities to replace repayments.

Interest Expense. Interest expense decreased $3.7 million, or 19.1%, to $15.6 million for the nine months ended September 30, 2009 from $19.3 million for the nine months ended September 30, 2008. Interest expense on deposits decreased $3.2 million, or 22.5%, caused by a decrease in interest expense on certificates of deposit of $4.5 million, or 46.4%. The rates we paid on certificates of deposit decreased 130 basis points, and we experienced a $41.3 million, or 10.3%, decrease in the average balance of certificates of deposit. During the nine months ended September 30, 2009, we continued to lower the rates we pay on certificates of deposit because of increased liquidity from other sources, such as the net proceeds from our stock offering, the increase in savings and principal repayments on loans and mortgage-backed securities, allowing these deposits to run off. However, interest expense on passbook and statement savings accounts increased $1.1 million, or 24.8%, to $5.6 million for the nine months ended September 30, 2009 from $4.5 million for the nine months ended September 30, 2008. The average balance of these deposits increased $84.0 million, or 21.4%, to $477.1 million for the nine months ended September 30, 2009 from $393.1 million for the nine months ended September 30, 2008. The increase was caused by our continuing to promote higher than market rates for our savings accounts, as well as our holding subscription funds for our stock offering in passbook savings accounts. Interest expense on borrowings decreased $490,000 or 9.7%, resulting from our repaying all of our Federal Home Loan Bank advances and subordinated debt.

Provision for Loan Losses. We recorded a provision for loan losses of $1.1 million and a reversal of provision of $9,000 for the nine months ended September 30, 2009 and 2008, respectively. The provisions made during 2009 were general and specific reserves for one- to four-family residential real estate loans in recognition of increased non-performing loans and deteriorating environmental factors. Non-performing loans totaled $3.0 million at September 30, 2009, or 0.49% of total loans at that date, compared to $149,000 of non-performing loans at December 31, 2008, $4,000 of non-performing loans at September 30, 2008 and $106,000 of non-performing loans at December 31, 2007. Non-performing loans as of September 30, 2009 consisted primarily of one- to four-family residential real estate loans. We experienced net recoveries of $6,000 and $4,000 for the nine months ended September 30, 2009 and 2008, respectively. The allowance for loan losses to total loans was 0.32% and 0.12% at September 30, 2009 and 2008, respectively. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2009 and 2008.

Non-Interest Income. The following table summarizes changes in non-interest income between the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,		Change
	2009	2008	$ Change	% Change
	(In thousands)
Other-than-temporary impairment loss on investments, net	$(3,481)	$—	$(3,481)	N/A
Service fees on loan and deposit accounts	1,968	2,184	(216)	(9.9)%
Income on bank-owned life insurance	775	783	(8)	(1.0)%
Gain on sale of investment securities	267	145	122	84.1%
Gain on sale of loans	1,442	—	1,442	N/A
Other	217	485	(268)	(55.3)%

Total	$1,188	$3,597	$(2,409)	(67.0)%

We sold $74.6 million and $500,000 of loans during the nine months ended September 30, 2009 and 2008, and recognized gains of $1.4 million and $ 0, respectively. We also sold $17.9 million and $20.3 million of securities during the nine months ended September 30, 2009 and 2008, and recognized gains of $267,000 and $145,000, respectively. During the nine months ended September 30, 2009, we recorded a $3.5 million impairment charge due to credit losses with respect to our investment in trust preferred securities, and $2.5 million was recorded as a decrease to other comprehensive loss. See “—Comparison of Financial Condition at September 30, 2009 and December 31, 2008—Securities.”

Non-Interest Expense. The following table summarizes changes in non-interest expense between the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,		Change
	2009	2008	$ Change	% Change
	(In thousands)
Salaries and employee benefits	$11,882	$11,363	$519	4.6%
Occupancy	3,361	3,191	170	5.3%
Equipment	2,225	2,118	107	5.1%
Loss on extinguishment of debt	507	—	507	N/A
Federal deposit insurance premiums	1,533	813	720	88.6%
Other	2,386	2,392	(6)	(0.3)%

Total	$21,894	$19,877	$2,017	10.1%

Federal deposit insurance premiums increased as a result of a special one-time premium imposed on all Federal Deposit Insurance Corporation insured financial institutions, as well as an increase in the regular premium rate, while loss on extinguishment of debt increased because we paid off $24.7 million of subordinated debentures and recognized a loss of $507,000 related to the cost of issuing these debentures.

Income Tax Expense. Income taxes were $2.9 million for the nine months ended September 30, 2009, reflecting an effective tax rate of 33.8% compared to $3.6 million for the nine months ended

September 30, 2008, reflecting an effective tax rate of 35.3%. The decrease in the effective tax rate for the three months ended September 30, 2009 is primarily due to the amount of income received from bank-owned life insurance, which is tax-free for federal and state tax purposes, relative to total pre-tax income for each year.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Seattle, reverse repurchase agreements, maturities and principal repayments on held-to-maturity and available for sale securities and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We monitor our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

(i)	expected loan demand;

(ii)	expected deposit flows and borrowing maturities;

(iii)	yields available on interest-earning deposits and securities; and

(iv)	the objectives of our asset/liability management program.

Excess liquid assets are generally invested in interest-earning deposits and short-term securities and are also used to pay off short-term borrowings. As of September 30, 2009, we had $25.0 million of short-term borrowings.

Our most liquid asset is cash. The level of this asset is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2009, cash totaled $123.3 million. On that date, we had no Federal Home Loan Bank advances outstanding and $130.2 million in reverse repurchase agreements outstanding, with the ability to borrow an additional $339.1 million under Federal Home Loan Bank advances. At such date, we also had the ability to borrow an additional $19.8 million using reverse repurchase agreements.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2009, we had $11.9 million in loan commitments outstanding, all of which were for fixed-rate loans. In addition to commitments to originate loans, we had $15.9 million in unused lines of credit to borrowers as of September 30, 2009. Certificates of deposit due within one year at September 30, 2009 totaled $244.2 million, or 24.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, brokered deposits, reverse repurchase agreements and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or after September 30, 2009. We believe, based on past experience, a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and investing in mortgage-backed securities. During the three months and nine months ended September 30, 2009, we originated $41.9 million and $148.6 million of loans, respectively and purchased $97.5 million and $155.3 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in deposits of $61.7 million for the nine months ended September 30, 2009 compared to a net increase in deposits of $17.9 million for the nine months ended September 30, 2008. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Seattle, which provide an additional source of funds. We also utilize securities sold under agreements to repurchase as another borrowing source. Federal Home Loan Bank advances decreased by $35.8 million during the nine months ended September 30, 2009 and, as of such date, we had the ability to borrow up to an additional $339.1 million from the Federal Home Loan Bank of Seattle. Securities sold under agreements to repurchase increased by $15.0 million for the nine months ended September 30, 2009.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2009, Territorial Savings Bank exceeded all regulatory capital requirements. Territorial Savings Bank is considered “well capitalized” under regulatory guidelines. The table below presents the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained at September 30, 2009.

	As of September 30, 2009 (dollars in thousands) Required	Territorial Savings Bank
Tier 1 Capital	4%	$193,289	14.25%
Total Risk-Based Capital	8%	$194,881	37.72%
Tier 1 Risk-Based Capital	4%	$193,289	37.41%

	As of December 31, 2008 (dollars in thousands) Required	Territorial Savings Bank
Tier 1 Capital	4%	$120,928	9.89%
Total Risk-Based Capital	8%	$121,678	24.97%
Tier 1 Risk-Based Capital	4%	$120,928	24.82%

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we enter into commitments to sell mortgage loans.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments. Except for the repayment of $24.7 million subordinated debentures and for a decrease of $103.9 million in certificates of deposit between December 31, 2008 and September 30, 2009, there have not been any material changes in contractual obligations and funding needs since December 31, 2008.

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

Because we have historically operated as a traditional thrift institution, the significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with checking and savings accounts and short-term borrowings. In addition, there is little demand for adjustable rate mortgage loans in the Hawaii market area. This has resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets.

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

The table below sets forth, as of June 30, 2009, the Office of Thrift Supervision’s calculation of the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the interest rate yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We believe our interest rate risk position as of September 30, 2009 has improved because $61.2 million of the capital raised in the initial public offering was contributed to the Bank and interest rates for the three months ended September 30, 2009 were lower than the three months ended June 30, 2009. Lower interest rates increase NPV and lower interest rate risk.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent of Present value of Assets (3)(4)
+300	$133,554	$(66,605)	(33.28)%	8.85%	(3.76)%
+200	$158,437	$(41,722)	(20.84)%	10.30%	(2.31)%
+100	$183,038	$(17,121)	(8.55)%	11.69%	(.92)%
0	$200,159	—	—	12.61%	—
(100)	$201,559	$1,400	0.70%	12.65%	.04%

(1)	Assumes an instantaneous uniform change in interest rates for all maturities.
(2)	NPV is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at June 30, 2009, in the event of a 200 basis point increase in interest rates, we would experience a 20.84% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a .70% increase in net portfolio value.

In addition to the Office of Thrift Supervision’s calculations with respect to the effects of changes in interest rates on net portfolio value, we prepare our own internal calculations, which utilize a single interest rate scenario and prepayment assumption in calculating the market value of fixed- and adjustable-rate loans (compared to the Office of Thrift Supervision model, which uses an option-based pricing methodology). Our model also calculates the average life and value for core deposit intangibles that is based on a core deposit study we completed in 2006, whereas the Office of Thrift Supervision model uses a nationwide study to estimate the average life and value for core deposit intangibles. The following table presents our internal calculations of the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the interest rate yield curve as of September 30, 2009:

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent of Present value of Assets (3)(4)
+300	$205,004	$(52,090)	(20.26)%	15.04%	(2.98)%
+200	$230,308	$(26,786)	(10.42)%	16.55%	(1.47)%
+100	$248,423	$(8,671)	(3.37)%	17.57%	(0.45)%
0	$257,094	—	—	18.02%	—
(100)	$231,272	$(25,822)	(10.04)%	16.45%	(1.57)%

(1)	Assumes an instantaneous uniform change in interest rates for all maturities.
(2)	NPV is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at September 30, 2009, in the event of a 200 basis point increase in interest rates, we would experience a 10.42% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 10.04% decrease in net portfolio value.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2009. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2009, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Federal Deposit Insurance Corporation has proposed a rule that would require us to prepay deposit insurance premiums.

On September 29, 2009, the Federal Deposit Insurance Corporation issued a proposed rule pursuant to which all insured depository institutions would be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Under the proposed rule, this prepayment would be due on December 30, 2009. Under the proposed rule, the assessment rate for the fourth quarter of 2009 and for 2010 would be based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional three basis points. In addition, each institution’s base assessment rate for each period would be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Based on our deposits and assessment rate at September 30, 2009, we estimate that our prepayment amount will be approximately $5.1 million.

Another legislative proposal has been introduced that would eliminate our primary federal regulator and require us to convert to a national bank or state bank.

The House Financial Services Committee has released a draft of proposed restructuring legislation that would implement sweeping changes to the current bank regulatory structure. The proposed legislation, developed in conjunction with the U.S. Treasury Department, would establish a Financial Services Oversight Council and merge our primary regulator, the Office of Thrift Supervision, into the Office of the Comptroller of the Currency, the primary federal regulator for national banks. The proposal also contemplates that a division of thrift supervision within the Office of the Comptroller of the Currency would regulate federal thrifts. The proposal, if adopted, also would subject all holding companies of federal savings banks such as Territorial Bancorp Inc. to regulation by the Federal Reserve Bank.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) On November 4, 2008, the Board of Directors of Territorial Mutual Holding Company adopted a plan of conversion and reorganization, pursuant to which Territorial Mutual Holding Company would convert from the mutual to the stock form of ownership, and Territorial Bancorp Inc. would sell shares of common stock to the public. On November 14, 2008, Territorial Bancorp Inc. filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (File No. 333-155388) with respect to the shares to be offered and sold pursuant to the stock issuance plan. Territorial Bancorp Inc. registered for offer and sale 12,233,125 shares of common stock, par value $0.01 per share, at a sales price of $10.00 per share. The registration statement was declared effective by the Securities and Exchange Commission on May 14, 2009.

The public stock offering closed on July 10, 2009, and on July 13, 2009 the common stock began trading on the Nasdaq Global Select Market under the symbol “TBNK.”

In accordance with the plan of conversion and pursuant to the registration statement, the shares of common stock were offered to eligible depositors and borrowers of Territorial Savings Bank, Territorial Savings Bank’s employee stock ownership plan and members of the general public. Keefe, Bruyette & Woods, Inc. was engaged to assist in the marketing of the common stock. For their services, Keefe, Bruyette & Woods, Inc. received a fee of 1.00% of the aggregate dollar amount of the shares of common stock sold in the subscription and community offerings, excluding shares sold to the employee stock ownership plan, the 401(k) plan and to our officers, employees and directors and members of their immediate families.

The stock offering resulted in gross proceeds of $122.3 million through the sale of 12,233,125 shares at $10.00 per share. Expenses related to the offering were approximately $3.7 million, including a fee of $1.3 million paid to Keefe, Bruyette & Woods, Inc. Territorial Bancorp Inc. received net proceeds from the initial public offering of $118.6 million and loaned $9.8 million to Territorial Savings Bank’s employee stock ownership plan to enable it to purchase 978,650 shares of common stock in the offering. The remaining net proceeds were $108.8 million, of which $61.2 million was contributed to Territorial Savings Bank in the form of additional paid in capital, $24.7 million was utilized to repay subordinated debentures related to trust preferred securities, and the remainder has been retained by Territorial Bancorp Inc. to be utilized for general corporate purposes.

(c) Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRITORIAL BANCORP INC.
(Registrant)

Date: November 13, 2009	/S/ ALLAN S. KITAGAWA
Allan S. Kitagawa
Chairman of the Board, President and Chief Executive Officer

Date: November 13, 2009	/S/ MELVIN M. MIYAMOTO
Melvin M. Miyamoto
Senior Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Allan S. Kitagawa, Chairman of the Board, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Melvin M. Miyamoto, Senior Vice President and Treasurer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of Allan S. Kitagawa, Chairman of the Board, President and Chief Executive Officer, and Melvin M. Miyamoto, Senior Vice President and Treasurer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.