Form 10-K
period 2009-12-31
Territorial Bancorp Inc.
filed 2010-03-31
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-34403

Territorial Bancorp Inc.

(Name of Registrant as Specified in its Charter)

Maryland	26-4674701
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1132 Bishop Street, Suite 2200, Honolulu, Hawaii	96813
(Address of Principal Executive Office)	(Zip Code)

(808) 946-1400

(Registrant’s Telephone Number including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

The NASDAQ Stock Market LLC

(Name of exchange on which registered)

Securities Registered Under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports), and (2) has been subject to such requirements for the past 90 days.

(1)    YES  ☒     NO  ☐

(2)    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  YES    ☒  NO

There was no outstanding voting common equity of the Registrant as of June 30, 2009. The aggregate value of the voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price of the Registrant’s shares of common stock as of July 13, 2009 ($14.99) was $179.01 million.

As of March 15, 2010, there were 12,233,125 shares outstanding of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TERRITORIAL BANCORP, INC.

FORM 10-K

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Annual Report.

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

•	changes in our organization, compensation and benefit plans;

•	the timing and amount of revenues that we may recognize;

•	the value and marketability of collateral underlying our loan portfolios;

•	the impact of current governmental efforts to restructure the U.S. financial and regulatory system;

•	the quality and composition of our investment portfolio;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

PART I

ITEM 1.	Business

Territorial Bancorp Inc.

Territorial Bancorp Inc. is a Maryland corporation and owns 100% of the common stock of Territorial Savings Bank. On July 10, 2009, we completed our initial public offering of common stock in connection with the mutual-to-stock conversion of Territorial Mutual Holding Company, selling 12,233,125 shares of common stock at $10.00 per share and raising $122.3 million of gross proceeds. Since the completion of our initial public offering, we have not engaged in any significant business activity other than owning the common stock of and having savings deposits in Territorial Savings Bank. At December 31, 2009, we had consolidated assets of $1.390 billion, consolidated deposits of $1.015 billion and consolidated stockholders’equity of $219.7 million.

Our executive offices are located at 1132 Bishop Street, Suite 2200, Honolulu, Hawaii 96813. Our telephone number at this address is (808) 946-1400.

Territorial Savings Bank

Territorial Savings Bank is a federally chartered savings bank headquartered in Honolulu, Hawaii. Territorial Savings Bank was organized in 1921, and reorganized into the mutual holding company structure in 2002. Territorial Savings Bank is currently the wholly-owned subsidiary of Territorial Bancorp Inc. We provide financial services to individuals, families and businesses through our 25 banking offices located throughout the State of Hawaii.

Territorial Savings Bank’s executive offices are located at 1132 Bishop Street, Suite 2200, Honolulu, Hawaii 96813. Our telephone number at this address is (808) 946-1400.

Available Information

Territorial Bancorp Inc. is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission. These respective reports are on file and a matter of public record with the Securities and Exchange Commission and may be read and copied at the Securities and

Exchange Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

Our website address is www.territorialsavings.net. Information on our website should not be considered a part of this annual report.

General

Territorial Savings Bank’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential mortgage loans and investment securities. To a much lesser extent, we also originate home equity loans and lines of credit, construction, commercial and other non-residential real estate loans, consumer loans, multi-family mortgage loans and other loans. Territorial Savings Bank offers a variety of deposit accounts, including passbook and statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts and Super NOW accounts. Through our subsidiary, Territorial Financial Services, Inc., we engage in insurance agency activities. We also offer various non-deposit investments to our customers, including annuities and mutual funds, through a third-party broker-dealer.

Market Area

We conduct our operations from our operations center and from our 25 full-service branch offices located throughout the State of Hawaii.

The two largest components of Hawaii’s economy are tourism and the federal government, including the military. The State of Hawaii has been striving to diversify the state’s economy by attracting more high-technology businesses to the state. The Hawaii Department of Business, Economic Development and Tourism reported a 2.6% increase in tourists for the month of December 2009 compared to the month of December 2008, and a decline of 4.1% in the number of tourists for the first 11 months of 2009 versus the same time period in 2008. Some of the largest individual private employers in the state include a staffing company, financial services companies, the University of Hawaii System of higher education and research and health services companies.

The population in the State of Hawaii grew at an annualized rate of 1.0% from 2000 to 2009, compared to an annualized growth rate of 1.2% for the United States as a whole over the same time period. Median household income increased to $61,537 in 2009, representing an annualized growth rate of 3.1% from 2000, compared to median household income of $54,719 in 2009 for the United States as a whole, and an annualized growth rate of 3.8% from 2000. The unemployment rate for the State of Hawaii was 6.5% as of December 2009, representing an increase from a rate of 5.1% as of December 2008. This rate continued to be lower than the unemployment rate for the United States as a whole during the same time period, which increased to 10.0% as of December 2009 from 3.8% from December 2008.

Through December 2009, the Hawaiian real estate market has experienced declining trends similar to the mainland, although sales activity and home prices have not declined as severly compared to the mainland.

On the island of Oahu, the primary real estate market in Hawaii, sales of existing single-family homes totaled 2,658 units for the year ended December 2009, a decrease of 3.0% compared to sales in

2008. The number of condominium sales, a notable portion of the overall housing market, declined by 10.0% in 2009 compared to 2008. The median price paid on Oahu for a single-family home in 2009 was $578,000, a decrease of 7.0% compared to the median price in 2008. The median price paid on Oahu for condominiums in 2009 was $305,000, a decrease of 6.2% compared to the median price in 2008.

On the island of Maui, the second largest real estate market in Hawaii, sales of existing single-family homes totaled 693 units for 2009, a decrease of 23.9% compared to similar sales during 2008. The number of condominium sales increased by 4.3% in 2009 compared to 2008. The median price paid for a single-family home on Maui in 2009 was $493,000, a decrease of 15.0% compared to the median price in 2008. The median price paid on Maui for condominiums in 2009 was $485,900, a 10.0% decrease compared to the median price in 2008.

The slowing Hawaiian economy also resulted in a rise in delinquency and foreclosure rates. For the third quarter of 2009, Hawaii’s foreclosure rate of one filing per 185 households was ranked 14th highest in the nation, lower than the national average of one foreclosure for every 136 households. The number of foreclosures has recently increased from an average of approximately 630 foreclosures per month during the first six months of 2009 to 1,534 foreclosures in the month of December 2009. Approximately one in 21 Hawaii homeowners was delinquent in their mortgage payments as of September 2009, which was lower than the national average of one in 16 homeowners that was delinquent.

Competition

We face intense competition in our market area both in making loans and attracting deposits. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies and investment banking firms. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide.

Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in all four counties in the State of Hawaii. As of June 30, 2009 (the latest date for which information is publicly available), we ranked fifth in deposit market share (out of 11 banks and thrift institutions with offices in Hawaii) in the State of Hawaii, with a 4.31% market share. As of that date, our largest market share was in the County of Honolulu, where we ranked fifth in deposit market share (out of 11 banks and thrift institutions with offices in Hawaii) with a 4.59% market share.

Lending Activities

Our primary lending activity is the origination of one- to four-family residential mortgage loans. To a much lesser extent, we also originate home equity loans and lines of credit, construction, commercial and other non-residential real estate loans, consumer loans, multi-family mortgage loans and commercial business loans.

One- to Four-Family Residential Mortgage Loans. At December 31, 2009, $555.5 million, or 91.3% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities generally up to 30 years, and to a much more limited extent, of up to 40 years and non-conforming loans with maturities of up to 50 years. There has been little demand for adjustable-rate mortgage loans in our market area.

One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which is currently $625,500 for single-family homes located in the State of Hawaii. We also originate loans above this amount, which are referred to as “jumbo loans.” Our maximum loan amount for these loans is generally $1.0 million. We originate fixed-rate jumbo loans with terms of up to 30 years due to customer preference for fixed-rate loans. We have not originated significant amounts of adjustable-rate jumbo loans in recent years due to customer preference for fixed-rate loans in our market area. We generally underwrite jumbo loans in a manner similar to conforming loans. Jumbo loans are not uncommon in our market area.

We will originate loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 100%. We generally require private mortgage insurance for loans with loan-to-value ratios in excess of 80%. During the year ended December 31, 2009, we originated $17.2 million of one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80%. We currently retain the servicing rights on loans sold to generate fee income, although we expect that we will be selling loans on a servicing-released basis at some point in the year ending December 31, 2010. For the year ended December 31, 2009, we received servicing fees of $333,000. As of December 31, 2009, the principal balance of loans serviced for others totaled $135.6 million.

We offer a variety of credit programs for low- to moderate-income and first-time home purchasers. These include our first time home purchaser program, where the borrower will receive a 100 basis points reduction in points charged in connection with the loan. We will also originate first mortgage loans to lower-income individuals who reside in rural census tracts where the U.S. Department of Agriculture will issue a second mortgage and complete the underwriting of the loan, subject to our review before origination. We also offer both FHA and VA fixed-rate loans.

Other than our loans for the construction of one- to four-family residential mortgage loans (described under “—Nonresidential Real Estate Loans”), we currently do not originate new “interest only” mortgage loans on one- to four-family residential properties (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (traditionally defined as non-conforming loans having less than full documentation).

Home Equity Loans and Lines of Credit. In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence. Home equity lines of credit have a maximum term of 10 years during which time the borrower is required to make payments to principal based on the amortization of 0.125% of principal outstanding per month. The borrower is permitted to draw against the line during the entire term. Our home equity lines of credit are originated with adjustable rates of interest or with fixed rates of interest that convert to adjustable rates of interest after an initial period of up to three years. Our home equity loans are originated with fixed rates of interest and with terms of up to 30 years. Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite one- to four-family residential mortgage loans. Home equity loans may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan, while lines of credit for owner-occupied properties and investment properties may be underwritten with loan-to-value ratios of 75% and 65%, respectively, when combined with the principal balance of the existing mortgage loan. We require appraisals on home equity loans and lines of credit when the aggregate loan amount exceeds 60% of the property’s tax assessed value or when the home equity loan or line of credit is $250,000 or greater. At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral. At December 31, 2009, the outstanding balance of home equity loans totaled $13.4 million, or 2.2% of our total loan portfolio, and the outstanding balance of home equity lines of credit totaled $8.4 million, or 1.4% of our total loan portfolio.

Nonresidential Real Estate Loans. Our non-residential real estate loans consist primarily of commercial real estate loans and construction loans for residential real estate projects. These loans totaled $20.8 million, or 3.4% of our loan portfolio as of December 31, 2009. The commercial real estate properties primarily include owner-occupied light industrial properties. We seek to originate commercial real estate loans with initial principal balances of $1.0 million or less. Loans secured by commercial real estate totaled $9.1 million, or 1.5%, of our total loan portfolio at December 31, 2009, and consisted of 14 loans outstanding with an average loan balance of approximately $652,000, although we originate loans with balances greater than this average. All of our nonresidential real estate loans are secured by properties located in our primary market area. At December 31, 2009, our largest commercial real estate loan had a principal balance of $1.7 million and was secured by real property and a building. This loan was performing in accordance with its terms at December 31, 2009.

In the underwriting of commercial real estate loans, we generally lend up to the lesser of 75% of the property’s appraised value or purchase price. We base our decision to lend primarily on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 115%), computed after deduction for a vacancy factor and property expenses we deem appropriate. Personal guarantees are usually obtained from commercial real estate borrowers. We require title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property. Almost all of our commercial real estate loans are generated internally by our loan officers.

Commercial real estate loans generally carry higher interest rates and have shorter terms than one- to four-family residential mortgage loans. Commercial real estate loans, however, entail greater credit risks compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties.

We also originate a limited amount of construction loans to experienced developers, almost exclusively for the construction of residential real estate projects. Construction loans are also made to individuals for the construction of their personal residences. Construction loans to individuals are generally “interest-only” loans during the construction period, and convert to permanent, amortizing financing following the completion of construction. At December 31, 2009, construction loans totaled $5.3 million, or 0.9% of total loans receivable. At December 31, 2009, the additional unadvanced portion of these construction loans totaled $4.1 million.

Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to an 80% loan-to-completed-appraised-value ratio. Repayment of construction loans on residential properties is normally expected from the sale of units to individual purchasers. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. We typically provide the permanent mortgage financing on our construction loans on income-producing property.

Before making a commitment to fund a construction loan, we require an appraisal of the property by a licensed appraiser. We review and inspect properties before disbursement of funds during the term of the construction loan.

Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. In the event we make a land acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

Loan Originations, Purchases, Sales, Participations and Servicing. All loans that we originate are underwritten pursuant to our policies and procedures, which incorporate standard underwriting guidelines, including those of Freddie Mac and Fannie Mae, to the extent applicable. We originate both adjustable-rate and fixed-rate loans. However, in our market area, customer demand is primarily for fixed-rate loans. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Most of our one- to four-family residential mortgage loan originations are generated by our branch managers and employees located in our banking offices and our additional commissioned loan officers located in our corporate headquarters. We also advertise throughout our market area.

Historically, we have retained the servicing rights on residential mortgage loans we sell, although we expect that we will be selling loans on a servicing-released basis at some point in the year ending December 31, 2010. In 2007, in an effort to manage interest rate risk, we sold $43.0 million of fixed-rate loans with terms of 10, 15 and 20 years that we had been holding in our portfolio. In addition, we are authorized to sell loans as originated to assist us in managing interest rate risk. We sold $85.2 million and $1.4 million of residential mortgage loans (all fixed-rate loans, with terms of 10 years or longer) during the years ended December 31, 2009 and 2008. We had four loans totaling $1.1 million classified as held for sale at December 31, 2009.

We sell our loans without recourse, except for normal representations and warranties provided in sales transactions. Historically, we have retained the servicing rights on residential mortgage loans that we sell. At December 31, 2009, we were servicing loans owned by others with a principal balance of $135.6 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. We have not entered into loan participations in recent years.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and value of the property that will secure the loan. To assess the borrower’s ability to repay, we review the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower.

Our policies and loan approval limits are established by the Board of Directors. Aggregate lending relationships in amounts up to $2.0 million can be approved by designated individual officers or officers acting together with specific lending approval authority. Relationships in excess of $2.0 million require the approval of the Board of Directors.

Territorial Savings Bank also uses automated underwriting systems to review one- to four-family residential mortgage loans. We require appraisals of all real property securing one- to four-family residential real estate loans, and on property securing home equity lines of credit when the aggregate loan amount exceeds 60% of the property’s tax assessed value or when the line of credit is $250,000 or greater. All appraisers are licensed appraisers and all third-party appraisers are approved by the Board of Directors annually.

Investments

Our Board of Directors has primary responsibility for establishing and overseeing our investment policy. The Board of Directors has delegated authority to implement the investment policy to our Investment Committee, consisting of the same members as our Asset/Liability Management Committee. The investment policy is reviewed at least annually by the Investment Committee, and any changes to the policy are subject to approval by the full Board of Directors. The overall objectives of the Investment Policy are to maintain a portfolio of high quality and diversified investments to maximize interest income over the long term and to minimize risk, to provide collateral for borrowings, to provide additional earnings when loan production is low, and to reduce our tax liability. The policy dictates that investment decisions give consideration to the safety of principal, liquidity requirements and potential returns. Our Senior Vice President and Treasurer executes our securities portfolio transactions as directed by the Investment Committee. All purchase and sale transactions are reported to the Board of Directors on a monthly basis.

Our current investment policy permits investments in securities issued by the United States Government as well as mortgage-backed securities and direct obligations of Fannie Mae, Freddie Mac and Ginnie Mae. The investment policy also permits, with certain limitations, investments in certificates of deposit, bank owned life insurance, collateralized mortgage obligations, trust preferred securities, municipal securities and stock in the Federal Home Loan Bank of Seattle. We purchased stock in the Federal Home Loan Bank of Seattle in order to obtain services such as demand deposit accounts, certificates of deposit, security safekeeping services and borrowings in the form of advances.

Our current investment policy does not permit investment in stripped mortgage-backed securities, complex securities and derivatives as defined in federal banking regulations and other high-risk securities. As of December 31, 2009, we held no asset-backed securities other than mortgage-backed securities. As a federal savings bank, Territorial Savings Bank is not permitted to invest in equity securities. This general restriction does not apply to Territorial Bancorp Inc.

Our current policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.

The Investments – Debt and Equity Securities topic of the FASB ASC requires that, at the time of purchase, we designate a security as either held to maturity, available-for-sale, or trading, based upon our ability and intent. Securities available-for-sale and trading securities are reported at market value and securities held to maturity are reported at amortized cost. A periodic review and evaluation of the available-for-sale and held to maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. If we do not have the intent to sell a security and it is not more likely than not that we will be required to sell a security, impairment occurs when the present value of the remaining cash flows is less than the remaining amortized cost basis. The difference between the present value of current remaining cash flows and the remaining amortized cost basis is considered a credit loss. If a credit loss has occurred, impairment is recorded by writing down the value of a security to its fair market value. The difference between the write down and the credit loss is considered other comprehensive loss, which is a reduction of net worth.

Our securities portfolio at December 31, 2009, consisted primarily of securities with the following amortized cost: $419.8 million of mortgage-backed securities, $175.1 million of collateralized mortgage obligations and $3.5 million of trust preferred securities, all of which were issued by pools of issuers consisting primarily of financial institution holding companies. All of our mortgage-backed securities and collateralized mortgage obligations were issued by Ginnie Mae, Freddie Mac or Fannie Mae. At December 31, 2009, all of such securities were classified as held to maturity. At December 31, 2009, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Securities” for a discussion of the recent performance of our securities portfolio. The fair values of our securities, which, at December 31, 2009, consisted primarily of mortgage-backed securities, are based on published or securities dealers’ market values.

We purchase mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Historically, we invested in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae or Ginnie Mae. However, in September 2008, the Federal Housing Finance Agency placed Freddie Mac and Fannie Mae into conservatorship. The U.S. Treasury Department has established financing agreements to ensure that Freddie Mac and Fannie Mae meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed. These actions have not affected the markets for mortgage-backed securities issued by Freddie Mac or Fannie Mae.

Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Territorial Savings Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. Ginnie Mae, a United States Government agency, and government sponsored enterprises, such as Fannie Mae and Freddie Mac, either guarantee the payments or guarantee the timely payment of principal and interest to investors. Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our borrowings. Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

Sources of Funds

General. Deposits traditionally have been our primary source of funds for our investment and lending activities. We also borrow from the Federal Home Loan Bank of Seattle and from securities dealers to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds. Our additional sources of funds are scheduled loan payments, maturing investments, loan repayments, retained earnings, income on other earning assets and the proceeds of loan sales.

Deposits. We accept deposits primarily from the areas in which our offices are located. We rely on our competitive pricing and products, convenient locations and quality customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of passbook and statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts and Super NOW accounts. Historically, we have not accepted brokered deposits.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals.

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Seattle and funds borrowed from securities dealers under repurchase agreements. At December 31, 2009, our repurchase agreements totaled $130.2 million, or 11.1% of total liabilities, and there were no outstanding Federal Home Loan Bank advances. At December 31, 2009, we had access to additional Federal Home Loan Bank advances of up to $339.1 million. Advances from the Federal Home Loan Bank of Seattle are secured by our investment in the common stock of the Federal Home Loan Bank of Seattle as well as by a blanket pledge on our assets not otherwise pledged. Repurchase agreements are secured by mortgage-backed securities.

Subsidiary Activities

Territorial Savings Bank owns 100% of the common stock of Territorial Holdings, Inc., a Hawaii corporation, which in turn owns 100% of the voting common stock of Territorial Realty, Inc. Territorial Realty, Inc. is a Hawaii real estate investment trust that holds mortgage loans and mortgage-backed securities. These entities enable Territorial Savings Bank to segregate certain assets for management purposes, and promote Territorial Savings Bank’s ability to raise regulatory capital in the future through the sale of preferred stock or other capital-enhancing securities by these entities. At December 31, 2009, Territorial Savings Bank’s investment in Territorial Holdings, Inc. was $480.3 million, and Territorial Holdings, Inc. had assets of $480.4 million at that date. At December 31, 2009, Territorial Holdings, Inc.’s investment in Territorial Realty, Inc. was $480.3 million, and Territorial Realty, Inc. had $480.5 million in assets at that date.

Territorial Savings Bank owns 100% of the common stock of Territorial Financial Services, Inc., a Hawaii corporation that engages primarily in insurance activities. At December 31, 2009, Territorial Savings Bank’s investment in Territorial Financial Services, Inc. was $12,000, and Territorial Financial Services, Inc. had assets of $59,000 at that date. Territorial Savings Bank also owns 100% of the common stock of Territorial Real Estate Co., Inc., an inactive Hawaii corporation that is authorized to manage and dispose of troubled real estate.

Personnel

As of December 31, 2009, we had 250 full-time employees and 11 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

FEDERAL AND STATE TAXATION

Federal Taxation

General. Territorial Bancorp Inc. and Territorial Savings Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Territorial Bancorp Inc. and Territorial Savings Bank.

Method of Accounting. For federal income tax purposes, Territorial Savings Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31st for filing its consolidated federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2009, Territorial Savings Bank had no alternative minimum tax credit carryforward.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. However, as a result of recent legislation, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years. At December 31, 2009, Territorial Savings Bank had no net operating loss carryforward for federal income tax purposes.

Corporate Dividends. We may exclude from our income 100% of dividends received from Territorial Savings Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. Territorial Savings Bank’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

Territorial Bancorp Inc. and Territorial Savings Bank are subject to a franchise tax imposed under Hawaii law at a rate of 7.92% of net income. The net income to which the tax rate is applied is determined in a manner consistent with the taxable income determined for federal purposes with some adjustments. The principal adjustment to federal taxable income is the inclusion of interest received on municipal bonds in gross income for Hawaii franchise tax purposes.

SUPERVISION AND REGULATION

General

Territorial Savings Bank is examined and supervised by the Office of Thrift Supervision and is subject to examination by the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors, and not for the protection of security holders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Territorial Savings Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines Territorial Savings Bank and prepares reports for the consideration of its Board of Directors on any operating deficiencies. Territorial Savings Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Territorial Savings Bank’s loan documents.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on Territorial Bancorp Inc., Territorial Savings Bank and their operations.

Territorial Bancorp Inc., as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision. Territorial Bancorp Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Certain of the regulatory requirements that are applicable to Territorial Savings Bank and Territorial Bancorp Inc. are described below. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Territorial Savings Bank and Territorial Bancorp Inc. and is qualified in its entirety by reference to the actual statutes and regulations.

Proposed Federal Legislation

Legislation has been proposed that would implement sweeping changes to the current bank regulatory structure, including eliminating our current primary federal regulator, the Office of Thrift Supervision, by merging the Office of Thrift Supervision into the Comptroller of the Currency (the primary federal regulator for national banks). The proposed legislation would also establish a Financial Services Oversight Council and grant the Board of Governors of the Federal Reserve System exclusive authority to regulate all bank and thrift holding companies. As a result, Territorial Bancorp Inc. would become a holding company subject to supervision by the Federal Reserve Board as opposed to the Office of Thrift Supervision, and would become subject to the Federal Reserve’s regulations, including holding company capital requirements, that Territorial Bancorp Inc. would not be subject to as a savings and loan holding company. In addition, compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, Territorial Savings Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Territorial Savings Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Territorial Savings Bank, including real estate investment and securities and insurance brokerage.

Capital Requirements. Office of Thrift Supervision regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank. In assessing an institution’s capital adequacy, the Office of Thrift Supervision takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

At December 31, 2009, Territorial Savings Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2009, Territorial Savings Bank’s largest lending relationship with a single or related group of borrowers totaled $3.3 million, which represented 1.5% of unimpaired capital and surplus. Therefore, Territorial Savings Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, Territorial Savings Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Territorial Savings Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

Territorial Savings Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings bank that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions set forth in the Home Owners’ Loan Act. At December 31, 2009, Territorial Savings Bank maintained approximately 95.1% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the savings bank’s capital account. A savings bank must file an application for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•	the savings bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

•	the savings bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. Our primary source of liquidity to meet our short- and long-term funding needs are cash balances at the Federal Reserve Bank, savings deposits, loan repayments, reverse repurchase agreements with security dealers and borrowing lines at the Federal Home Loan Bank of Seattle. At December 31, 2009, we had $136.0 million of cash and cash equivalents which primarily represents the proceeds from our stock offering. We also had the capacity to borrow up to $339.1 million from the Federal Home Loan Bank of Seattle at December 31, 2009.

Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings bank, the Office of Thrift Supervision is required to assess the savings bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Territorial Savings Bank received a satisfactory Community Reinvestment Act rating in its most recent federal examination. The Community Reinvestment Act requires all Federal Deposit Insurance-insured institutions to publicly disclose their rating.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Board of Governors of the Federal Reserve System. An affiliate is generally a company that controls, is controlled by, or is under common control with an insured depository institution such as Territorial Savings Bank. Territorial Bancorp Inc. is an affiliate of Territorial Savings Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In addition, Office of Thrift Supervision regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The Office of Thrift Supervision requires savings banks to maintain detailed records of all transactions with affiliates.

Territorial Savings Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders:

(i)	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and

(ii)	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Territorial Savings Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Territorial Savings Bank’s Board of Directors.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Action Regulations. Under prompt corrective action regulations, the Office of Thrift Supervision is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital (3% for savings banks with a composite examination rating of 1), 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 4% leverage capital (3% for savings banks with a composite examination rating of 1), 4% Tier 1 risk-based capital or 8% total risk-based capital);

•	significantly undercapitalized (less than 3% leverage capital, 3% Tier 1 risk-based capital or 6% total risk-based capital); and

•	critically undercapitalized (less than 2% tangible capital).

Generally, the Office of Thrift Supervision is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings bank’s assets at the time it was notified or deemed to be undercapitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the Office of Thrift Supervision notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2009, Territorial Savings Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. In October 2008, deposit insurance by the Federal Deposit Insurance Corporation was increased to a maximum of $250,000 per depositor. On January 1, 2014, the maximum insurance amount will return to $100,000 per depositor for all deposit accounts except certain retirement accounts, which will remain at $250,000 per depositor. In addition, under the Federal Deposit Insurance Corporation’s Transaction Account Guarantee Program, most of our non-interest-bearing transaction accounts are guaranteed regardless of amount until June 30, 2010.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the Federal Deposit Insurance Corporation is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. As of June 30, 2008, the reserve ratio had decreased to 1.01% as a result of bank failures. As part of a plan to restore the reserve ratio to 1.15%, the Federal Deposit Insurance Corporation imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009. In addition, the Federal Deposit Insurance Corporation has increased its quarterly deposit insurance assessment rates and amended the method by which rates are calculated. Beginning in the second quarter of 2009, institutions are assigned an initial base assessment rate ranging from 12 to 45 basis points of deposits depending on risk category. The initial base assessment is then adjusted based upon the level of unsecured debt, secured liabilities, and brokered deposits to establish a total base assessment rate ranging from seven to 77.5 basis points.

On November 12, 2009, the Federal Deposit Insurance Corporation approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 are based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates. In addition, a 5% annual growth in the assessment base is assumed. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. On December 30, 2009, we prepaid $4.3 million in estimated assessment fees for the fourth quarter of 2009 through 2012. Because the prepaid assessments represent the prepayment of future expense, they do not affect our regulatory capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound business practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

We do not currently know of any practice, condition or violation that might lead to termination of our deposit insurance.

Besides the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2009, the annualized FICO assessment was equal to 1.06 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program. On October 14, 2008, the Federal Deposit Insurance Corporation announced a new program – the Temporary Liquidity Guarantee Program. This program has two components. One guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The guarantee will remain in effect until June 30, 2012. We opted not to participate in this component of the Temporary Liquidity Guarantee Program.

The remaining applicable component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until June 30, 2010. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. We opted to participate in this component of the Temporary Liquidity Guarantee Program.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. The Emergency Economic Stabilization Act of 2008 was enacted to provide the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department. We opted not to participate in the CPP.

Prohibitions Against Tying Arrangements. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. Territorial Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Seattle, Territorial Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2009, Territorial Savings Bank held $12.3 million of capital stock in the Federal Home Loan Bank of Seattle and was in compliance with this requirement.

Overdraft fees. New restrictions mandated by the Federal Reserve Board under Regulation E are currently set to take effect on July 1, 2010. These restrictions will ban overdraft fees on ATM withdrawals or signature debit transactions unless consumers voluntarily opt in for overdraft protection.

We are currently assessing the impact of the new regulation on future earnings. However, we expect compliance with this new regulation to reduce our non-interest income.

Other Regulations

Interest and other charges collected or contracted for by Territorial Savings Bank are subject to state usury laws and federal laws concerning interest rates. Territorial Savings Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Territorial Savings Bank also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. Territorial Bancorp Inc. is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, Territorial Bancorp Inc. is registered with the Office of Thrift Supervision and subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Territorial Bancorp Inc. and its subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve Board.

Permissible Activities. The business activities of Territorial Bancorp Inc. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.

Federal law prohibits a savings and loan holding company, including Territorial Bancorp Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Federal Securities Laws

Territorial Bancorp Inc.’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Territorial Bancorp Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Territorial Bancorp Inc. common stock held by persons who are affiliates (generally officers, directors and principal shareholders) of Territorial Bancorp Inc. may not be resold without registration or unless sold in accordance with certain resale restrictions. If Territorial Bancorp Inc. meets specified current public information requirements, each affiliate of Territorial Bancorp Inc. is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We will be subject to further reporting and audit requirements beginning with the year ending December 31, 2010 under the requirements of the Sarbanes-Oxley Act. We will prepare policies, procedures and systems designed to ensure compliance with these regulations.

ITEM 1A.	Risk Factors

Future changes in interest rates could reduce our profits.

Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

•	the interest income we earn on our interest-earning assets, such as loans and securities; and

•	the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

As a result of our focus on one- to four-family residential real estate loans and the low demand for adjustable-rate loans in our market area, the interest rates we earn on our loans are generally fixed for a longer period of time. Additionally, many of our securities investments are of longer maturities with fixed interest rates. Like many savings institutions, our focus on deposit accounts as a source of funds, which have no stated maturity date or shorter contractual maturities than loans, results in our liabilities having a shorter duration than our assets. For example, as of December 31, 2009, 88.2% of our loans had maturities of 15 years or longer, while 81.6% of our certificates of deposits had maturities of one year or less. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets, such as loans and investments, may not increase as rapidly as the interest paid on our liabilities, such as deposits. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these cash flows at lower interest rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A reduction in interest rates results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans.

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2009, the fair value of our investment and mortgage-backed securities, all classified as held to maturity, totaled $606.3 million. Net unrealized gains on these securities totaled $7.9 million at December 31, 2009.

At December 31, 2009, the Office of Thrift Supervision “rate shock” analysis indicated that our net portfolio value (the difference between the present value of our assets and the present value of our liabilities) would decrease by $77.6 million if there was an instantaneous 200 basis point increase in market interest rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Our lending activities provide lower interest rates than financial institutions that originate more commercial loans.

Our principal lending activity consists of originating one- to four-family residential real estate mortgage loans. As of December 31, 2009, these loans totaled $555.5 million, or 91.3% of total loans as of that date. We originate our loans with a focus on limiting credit risk and not to generate the highest return or create the greatest difference between our cost of funds and the yield on our interest-earning assets (interest rate spread). We intend to continue our focus on residential real estate lending.

Residential real estate mortgage loans generally have lower interest rates than commercial business loans, commercial real estate loans and consumer loans. As a result, we may generate lower interest rate spreads and rates of return when compared to our competitors who originate more consumer or commercial loans than we do.

We could record future losses on our holdings of trust preferred securities that we purchased from issuer pools consisting primarily of financial institution holding companies. In addition, we may not receive full future interest payments on these securities.

We own shares of trust preferred securities with an adjusted cost basis of $3.5 million, and a fair value of $100,000 at December 31, 2009. The trust preferred securities are debt obligations issued by two issuer pools (Preferred Term Securities XXIII, Ltd. co-marketed by Keefe, Bruyette & Woods, Inc. and FTN Financial Capital Markets (“PreTSL XXIII”) and Preferred Term Securities XXIV, Ltd. co-marketed by Keefe, Bruyette & Woods, Inc. and FTN Financial Capital Markets (“PreTSL XXIV”)), consisting primarily of holding companies for Federal Deposit Insurance Corporation-insured financial institutions. Each of these securities is a Class D security, and was originated with a credit rating of BBB. As of December 31, 2009, PreTSL XXIII and PreTSL XXIV were rated CC and C, respectively. PreTSL XXIII’s credit rating was downgraded to C on February 12, 2010. We recognized a pre-tax loss for other-than-temporary impairment of $2.5 million on PreTSL XXIV for the year ended December 31, 2008. In addition, effective January 1, 2009, the cumulative effect of our adoption of revisions to the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) resulted in the reclassification of $1.5 million of securities impairment from retained earnings to accumulated other comprehensive loss. In subsequent quarters, we determined that PreTSL XXIV was other-than-temporarily impaired and recorded an additional impairment charge of $1.0 million in 2009, of which $3.5 million was a credit loss recorded through our income statement as a charge to non-interest income, and $2.5 million was recorded as a decrease to other comprehensive loss. The $3.5 million impairment charge for 2009 includes the $2.5 million that was previously reflected as a charge against income in the last quarter of 2008, but due to revisions in accounting pronouncements, the Company was required to once again charge income in the amount of $2.5 million for the year ended December 31, 2009 for the same security. Our investment in PreTSL XXIII is not other-than-temporarily impaired because we will not more likely than not be required to sell this security before recovering the amortized cost basis of $3.5 million.

The following table sets forth information with respect to these securities as of December 31, 2009.

Pool Deal Name	Book Value	Fair Value	Unrealized Gain (Loss)	Credit Rating	Number of Financial Institutions in Pool	Deferrals and Defaults as a % of Collateral	Excess Subordination (1)
(Dollars in Thousands)
PreTSL XXIII	$3,542	$100	$(3,442)	CC	117	22.6%	$81,000
PreTSL XXIV	$0	$0	$0	C	83	29.4%	$0

(1)	Estimated present value of future cash flows in excess of amortized cost basis, assuming that 50% of the security collateral is called in the 10th year following issuance.

A number of factors or combinations of factors could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to PreTSL XXIII constitutes an impairment that is other than temporary, which could result in material losses to us. These factors include, but are not limited to, continued failure to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value. In addition, the fair value of PreTSL XXIII could decline if the overall economy and the financial condition of some of the issuers continue to deteriorate and there remains limited liquidity for these securities.

For the year ended December 31, 2009, we received no interest payments on the trust preferred securities. The continued failure of the trust preferred issuers to make interest payments for any quarter will reduce our earnings during that quarter.

The United States economy is in a deep recession. A prolonged economic downturn, especially one affecting our geographic market area, would likely adversely affect our business and financial results.

Negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets during the latter half of 2007 and during 2008 and 2009, with the expectation of the general economic downturn continuing into 2010. Loan portfolio quality has deteriorated at many institutions, reflecting in part, the deteriorating U.S. economy and rising unemployment. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. The continuing real estate slump also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans. Bank and bank holding company stock prices have declined substantially, and it is significantly more difficult for banks and bank holding companies to raise capital or borrow in the debt markets.

Specifically, the Federal Deposit Insurance Corporation Quarterly Banking Profile has reported that noncurrent assets plus other real estate owned as a percentage of assets for FDIC insured financial institutions rose to 5.37% as of December 31, 2009, compared to 2.97% as of December 31, 2008. For the year ended December 31, 2009, the Federal Deposit Insurance Corporation Quarterly Banking Profile has reported that return on average assets was 0.03% for FDIC insured financial institutions compared to -1.10% for the year ended December 31, 2008. The NASDAQ Bank Index declined 18.50% between December 31, 2008 and December 31, 2009.

Continued negative developments in the financial industry and the domestic and international credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability. Further, continued declines in the stock market in general, or for stock of financial institutions and their holding companies, could affect our stock performance.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.

In response to the developments described above, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the Federal Deposit Insurance Corporation has taken actions to increase insurance coverage on deposit accounts. In addition, there have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.

The potential exists for additional federal or state laws and regulations, or changes in policy, regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Bank regulatory agencies, such as the Office of

Thrift Supervision and the Federal Deposit Insurance Corporation, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws, regulations, and other regulatory changes may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws, regulations, and other regulatory changes may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability. Proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.

If our investment in the Federal Home Loan Bank of Seattle is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholders’ equity could decrease.

We own common stock of the Federal Home Loan Bank of Seattle. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Seattle’s advance program. The aggregate cost and fair value of our Federal Home Loan Bank of Seattle common stock as of December 31, 2009 was $12.3 million based on its par value. There is no market for our Federal Home Loan Bank of Seattle common stock.

Recent published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. Specifically, in 2009, the Federal Home Loan Bank of Seattle has incurred credit losses on its investment in private-label mortgage-backed securities. These losses have reduced the Federal Home Loan Bank of Seattle’s net income and net worth. The Federal Home loan Bank of Seattle has met all of its regulatory capital requirements but its regulator, the Federal Housing Finance Agency, has classified it as undercapitalized because further losses on private-label mortgage-backed securities will reduce capital. In an extreme situation, it is possible that the capital of a Federal Home Loan Bank, including the Federal Home Loan Bank of Seattle, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in Federal Home Loan Bank of Seattle common stock could be impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

The Federal Home Loan Bank of Seattle stopped paying dividends during the fourth quarter of 2008. This will negatively affect our earnings.

The Federal Home Loan Bank of Seattle stopped paying dividends during the fourth quarter of 2008, and would be prohibited from paying dividends in the future so long as it fails to meet any of its regulatory capital requirements. The failure of the Federal Home Loan Bank of Seattle to pay dividends for any quarter will reduce our earnings during that quarter.

Non-residential real estate loans increase our exposure to credit risks.

At December 31, 2009, our portfolio of commercial real estate, construction and other non-residential real estate loans totaled $20.8 million, or 3.4% of total loans. These loans generally expose us to a greater risk of non-payment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans.

We target our business lending and marketing strategy towards small to medium-sized businesses. These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, our results of operations and financial condition may be adversely affected.

Strong competition within our market areas may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market areas. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected. For additional information see “Item 1. Business—Competition.”

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was 0.3% of total loans at December 31, 2009, material additions to our allowance could materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

Concentration of loans in our primary market area, which has recently experienced an economic downturn, may increase risk.

Our success depends primarily on the general economic conditions in the State of Hawaii, as nearly all of our loans are to customers in the state. Accordingly, the local economic conditions in the State of Hawaii have a significant impact on the ability of borrowers to repay loans as well as our ability to originate new loans. As such, a decline in real estate valuations in this market would lower the value of the collateral securing those loans. In addition, a significant weakening in general economic conditions such as inflation, recession, unemployment or other factors beyond our control could negatively affect our financial results.

On the island of Oahu, the primary real estate market in Hawaii, sales of existing single-family homes totaled 2,658 units during the year ended December 31, 2009, a decrease of 3.0% compared to similar sales during the year ended December 31, 2008. The number of condominium sales (which was greater than the number of single-family home resales) declined by 10.0% during the year ended December 31, 2009 compared to the year ended December 31, 2008.

On the island of Maui, the second largest real estate market, sales of existing single-family homes totaled 693 units for 2009, a decrease of 23.9% compared to 2008, while the median price for the year ended December 31, 2009 declined by 15.0% compared to the median price for the year ended December 31, 2008. The number of condominium sales increased by 4.3% between 2008 and 2009.

The slowing Hawaiian economy also resulted in a rise in delinquency and foreclosure rates. The number of foreclosures in the State of Hawaii has recently increased from an average of approximately 630 foreclosure filings per month for the six months ended June 2009 to 1,534 foreclosures during December 2009. Approximately one in twenty-one Hawaii homeowners was delinquent in their mortgage payments as of September 2009.

Our local economy relies heavily on the tourism industry. Continued downturns in this industry could affect our operations and results.

Tourism is one of the two largest components of Hawaii’s economy. The Hawaii Department of Business, Economic Development and Tourism reported a 2.6% increase in tourists for the month of December 2009 compared to December 2008. Tourism, however, declined 4.1% when comparing the first 11 months of 2009 to the first 11 months of 2008. Similarly, the unemployment rate in the State of Hawaii increased to 6.5% as of December 2009, compared to 5.1% as of December 2008. Continued downturns in the tourism industry, and the related loss of jobs or operating income for businesses, could have a significant impact on our ability to originate loans, and the ability of borrowers to repay loans, either of which could adversely affect our financial condition and results of operations.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision, and examination by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. Such regulators govern the activities in which we may engage, primarily for the protection of depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulation, or legislation, could have a material impact on us and our operations. Because our business is highly regulated, the laws, rules and applicable regulations are subject to regular modification and change. There can be no assurance that proposed laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

Severe weather, natural disasters and other external events could significantly affect our operations and results.

Because all of our office locations are located in the State of Hawaii, severe weather or natural disasters, such as tsunamis, hurricanes and earthquakes and other adverse external events could have a significant effect on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Accordingly, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could adversely affect our financial condition and results of operations.

Higher Federal Deposit Insurance Corporation insurance premiums and special assessments will adversely affect our earnings.

On May 22, 2009, the Federal Deposit Insurance Corporation adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. We recorded an expense of $689,000 during the quarter ended June 30, 2009, to reflect the special assessment. Any further special assessments that the Federal Deposit Insurance Corporation levies will be recorded as an expense during the appropriate period. In addition, the Federal Deposit Insurance Corporation increased the general deposit insurance assessment rate and, therefore, our Federal Deposit Insurance Corporation insurance premium expense will increase compared to prior periods.

The Federal Deposit Insurance Corporation also adopted a rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. The prepayment amount was collected on December 30, 2009. The assessment rate for the fourth quarter of 2009 and for 2010 is based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment rate plus an additional three basis points. In addition, each institution’s base assessment rate for each period will be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. We recorded the pre-payment as a prepaid expense, which will be amortized to expense over three years. Based on our deposits and assessment rate as of September 30, 2009, our prepayment amount was $4.3 million.

Legislative proposals have been introduced that would eliminate the Office of Thrift Supervision, which would require Territorial Bancorp Inc. to become a bank holding company.

Legislation has been proposed that would implement sweeping changes to the current bank regulatory structure, including eliminating our current primary federal regulator, the Office of Thrift Supervision, by merging the Office of Thrift Supervision into the Comptroller of the Currency (the primary federal regulator for national banks). The proposed legislation would also establish a Financial Services Oversight Council and grant the Board of Governors of the Federal Reserve System exclusive authority to regulate all bank and thrift holding companies. As a result, Territorial Bancorp Inc. would become a holding company subject to supervision by the Federal Reserve Board as opposed to the Office of Thrift Supervision, and would become subject to the Federal Reserve’s regulations, including holding company capital requirements, that Territorial Bancorp Inc. would not be subject to as a savings and loan holding company. In addition, compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

Our stock value may be negatively affected by federal regulations that restrict takeovers.

For three years following our stock offering, Office of Thrift Supervision regulations prohibit any person from acquiring or offering to acquire more than 10% of our common stock without the prior written approval of the Office of Thrift Supervision.

The corporate governance provisions in our articles of incorporation and bylaws, and the corporate governance provisions under Maryland law, may prevent or impede the holders of our common stock from obtaining representation on our Board of Directors and may impede takeovers of the company that our board might conclude are not in the best interest of Territorial Bancorp Inc. or its stockholders.

Provisions in our articles of incorporation and bylaws may prevent or impede holders of our common stock from obtaining representation on our Board of Directors and may make takeovers of Territorial Bancorp Inc. more difficult. For example, our Board of Directors is divided into three staggered classes. A classified board makes it more difficult for stockholders to change a majority of the directors because it generally takes at least two annual elections of directors for this to occur. Our articles of incorporation include a provision that no person will be entitled to vote any shares of our common stock in excess of 10% of our outstanding shares of common stock. This limitation does not apply to the purchase of shares by a tax-qualified employee stock benefit plan established by us. In addition, our articles of incorporation and bylaws restrict who may call special meetings of stockholders and how directors may be removed from office. Additionally, in certain instances, the Maryland General Corporation Law requires a supermajority vote of our stockholders to approve a merger or other business combination with a large stockholder, if the proposed transaction is not approved by a majority of our directors.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

We operate from our corporate office in Honolulu, Hawaii, and from our 25 full-service branches located in the State of Hawaii. The net book value of our premises, land and equipment was $4.5 million at December 31, 2009. The following table sets forth information with respect to our full-service banking offices, including the expiration date of leases with respect to leased facilities.

ALA MOANA CENTER 1450 Ala Moana Boulevard Honolulu, Oahu 96814 12/31/2017	KAIMUKI 1108 12th Avenue Honolulu, Oahu 96816 12/31/2018	KIHEI Azeka Shopping Center 1279 South Kihei Road Kihei, Maui 96753 1/31/2019	PEARLRIDGE 98-084 Kamehameha Highway Aiea, Oahu 96701 6/30/2012

DOWNTOWN 1000 Bishop Street Honolulu, Oahu 96813 12/31/2015	KALIHI-KAPALAMA 1199 Dillingham Boulevard Honolulu, Oahu 96817 8/31/2012	KONA Crossroads Shopping Center 75-1027 Henry Street Kailua-Kona, Hawaii 96740 8/31/2015	SALT LAKE Salt Lake Shopping Center 848 Ala Lilikoi Street Honolulu, Oahu 96818 1/31/2011

HAWAII KAI Hawaii Kai Shopping Center 377 Keahole Street Honolulu, Oahu 96825 9/30/2013	KAMEHAMEHA SHOPPING CENTER 1620 North School Street Honolulu, Oahu 96817 9/30/2015	LAHAINA Old Lahaina Center 170 Papalaua Street Lahaina, Maui 96761 3/31/2013	WAIPAHU Waipahu Town Center 94-050 Farrington Highway Waipahu, Oahu 96797 12/31/2014

HILO Waiakea Center 315 Makaala Street Hilo, Hawaii 96720 12/31/2018	KANEOHE 46-005 Kawa Street Kaneohe, Oahu 96744 12/31/2014	McCULLY 1111 McCully Street Honolulu, Oahu 96826 5/31/2013	WAIPIO Laniakea Plaza 94-1221 Ka Uka Boulevard Waipahu, Oahu 96797 9/30/2016

KAHALA 4819 Kilauea Avenue Honolulu, Oahu 96816 3/16/2015	KAPAHULU Kilohana Square 1016 Kapahulu Avenue Honolulu, Oahu 96816 11/14/2013	MILILANI Town Center of Mililani 95-1249 Meheula Parkway Mililani, Oahu 96789 10/11/2014

KAHULUI Kaahumanu Center 275 W. Kaahumanu Avenue Kahului, Maui 96732 12/31/2019	KAPOLEI Ace Center at Kapolei 480 Kamokila Boulevard Kapolei, Oahu 96707 7/31/2014	NUUANU Nuuanu Shopping Center 1613 Nuuanu Avenue Honolulu, Oahu 96817 7/22/2016

KAILUA 19 Oneawa Street Kailua, Oahu 96734	KAUAI Kukui Grove Shopping Center 4393 Kukui Grove Street Lihue, Kauai 96766 2/28/2013	PEARL CITY Pearl City Shopping Center 850 Kamehameha Highway Pearl City, Oahu 96782 9/22/2014

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. Except as previously disclosed, at December 31, 2009, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	[Reserved]

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market, Holder and Dividend Information. Our common stock is traded on the NASDAQ Global Select Market under the symbol “TBNK.” The approximate number of holders of record of Territorial Bancorp Inc.’s common stock as of February 28, 2010 was 1,438. Certain shares of Territorial Bancorp Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Territorial Bancorp Inc.’s common stock for the period beginning July 10, 2009 (the date of completion of our initial public offering) and ended December 31, 2009. The following information with respect to trading prices was provided by the NASDAQ Global Select Market.

	High	Low	Dividends Declared

Year Ended December 31, 2009
Quarter ended December 31, 2009	$18.85	$15.69	—
Quarter ended September 30, 2009	$16.23	$10.00	—

Dividend payments by Territorial Bancorp Inc. are dependent on dividends it receives from Territorial Savings Bank, because Territorial Bancorp Inc. has no source of income other than dividends from Territorial Savings Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by Territorial Bancorp Inc. and interest payments with respect to Territorial Bancorp Inc.’s loan to the Employee Stock Ownership Plan. See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Distributions.”

(b) Sales of Unregistered Securities. Not applicable.

(c) Use of Proceeds. Not applicable.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(e) Stock Repurchases. Not applicable.

(f) Stock Performance Graph. Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on our shares of common stock between July 13, 2009 and December 31, 2009, (b) the cumulative total return on stocks included in the Total Return Index for the Nasdaq Stock Market (US) over such period, and (c) the cumulative total return on stocks included in the Nasdaq Bank Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that the Company’s stock performance will continue in the future with the same or similar trend depicted in the graph. The Company will not make or endorse any predictions as to future stock performance.

	Period Ending
	7/13/09	8/31/09	9/30/09	10/31/09	11/30/09	12/31/09
Territorial Bancorp Inc.	100.00	106.67	104.60	110.01	113.28	120.41

SNL Bank and Thrift	100.00	122.92	122.73	113.14	117.32	114.18

NASDAQ Composite	100.00	112.04	118.36	114.05	119.60	126.54

ITEM 6.	Selected Financial Data

The following selected consolidated financial and other data has been derived, in part, from the consolidated financial statements and notes appearing elsewhere in this annual report.

	At December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Selected Financial Condition Data:

Total assets	$1,389,612	$1,224,446	$1,162,018	$1,299,783	$1,244,834
Cash and cash equivalents	135,953	11,216	19,755	88,512	15,085
Investment securities held to maturity	598,394	527,767	538,025	621,339	669,853
Loans receivable, net	597,700	633,160	554,795	546,201	516,090
Bank owned life insurance	28,249	27,107	26,068	20,026	19,301
Federal Home Loan Bank of Seattle stock, at cost	12,348	12,348	12,348	12,348	12,348
Deposits	1,014,668	923,914	892,316	981,354	1,016,051
Federal Home Loan Bank of Seattle advances	—	35,791	72,000	100,000	100,317
Securities sold under agreements to repurchase	130,200	115,200	55,200	60,545	—
Subordinated debentures	—	24,221	24,199	24,178	24,156
Stockholders’ equity	219,671	99,381	92,479	86,829	79,367

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Selected Operating Data:

Interest and dividend income	$61,525	$61,220	$60,947	$61,887	$61,230
Interest expense	19,984	25,247	32,368	28,836	21,842

Net interest income	41,541	35,973	28,579	33,051	39,388
Provision (reversal of allowance) for loan losses	1,198	149	25	6	(15)

Net interest and dividend income after provision (reversal of allowance) for loan losses	40,343	35,824	28,554	33,045	39,403
Non-interest income	2,505	2,173	3,876	4,013	4,143
Non-interest expense	29,545	27,003	24,047	25,100	22,666

Income before income taxes	13,303	10,994	8,383	11,958	20,880
Income taxes	4,639	3,794	2,615	4,247	7,912

Net income	$8,664	$7,200	$5,768	$7,711	$12,968

	At or For the Years Ended December 31,
	2009	2008	2007	2006	2005

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.66%	0.60%	0.48%	0.62%	1.04%
Return on average equity (ratio of net income to average equity)	5.50%	7.37%	6.35%	8.93%	17.42%
Interest rate spread (1)	3.04%	2.95%	2.25%	2.60%	3.20%
Net interest margin (2)	3.26%	3.14%	2.48%	2.78%	3.30%
Efficiency ratio (3)	67.08%	70.79%	74.09%	67.72%	52.07%
Non-interest expense to average total assets	2.24%	2.25%	2.01%	2.03%	1.82%
Average interest-earning assets to average interest-bearing liabilities	114.30%	108.71%	108.16%	107.18%	105.55%
Average equity to average total assets	11.93%	8.15%	7.58%	6.99%	5.99%
Basic earnings per share	$0.77	N/A	N/A	N/A	N/A
Diluted earnings per share	$0.77	N/A	N/A	N/A	N/A
Dividend payout ratio	N/A	N/A	N/A	N/A	N/A

Asset Quality Ratios:
Non-performing assets to total assets	0.05%	0.02%	0.01%	0.05%	0.01%
Non-performing loans to total loans	0.09%	0.02%	0.02%	0.11%	0.02%
Allowance for loan losses to non-performing loans	323.27%	603.36%	724.53%	129.51%	712.96%
Allowance for loan losses to total loans	0.28%	0.14%	0.14%	0.14%	0.15%

Capital Ratios (bank-level only):
Total capital (to risk-weighted assets)	37.18%	24.97%	25.33%	23.57%	23.60%
Tier I capital (to risk-weighted assets)	36.85%	24.82%	25.17%	23.41%	23.43%
Tier I capital (to total assets)	13.67%	9.89%	9.83%	8.39%	8.11%

Other Data:
Number of full service offices	25	24	24	24	22
Full time equivalent employees	256	250	244	226	220

(1)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The objective of this section is to help readers understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in the annual report.

Overview

We have historically operated as a traditional thrift institution. The significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit accounts, reverse repurchase agreements and Federal Home Loan Bank advances. This has resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets.

We have continued our focus on originating one- to four-family residential real estate loans. Our emphasis on conservative loan underwriting has resulted in low levels of non-performing assets at a time when many financial institutions are experiencing significant asset quality issues. Our non-performing assets totaled $1.0 million, or 0.05% of total assets at December 31, 2009, compared to $280,000 or

0.02% of total assets at December 31, 2008, and $106,000 or 0.01% of total assets at December 31, 2007. As of December 31, 2009, we had $159,000 of real estate owned and one delinquent mortgage loan for $274,000. Total loan delinquencies as of December 31, 2009 were $278,000. Our non-performing loans and loss experience has enabled us to maintain a relatively low allowance for loan losses in relation to other peer institutions and correspondingly resulted in low levels of provisions for loan losses. Our provision for loan losses was $1.2 million, $149,000 and $25,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Other than our loans for the construction of one- to four-family residential mortgage loans, we do not offer “interest only” mortgage loans on one- to four-family residential properties (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (traditionally defined as non-conforming loans having less than full documentation). We also do not own any private label mortgage-backed securities that are collateralized by ALT-A, low or no documentation or subprime mortgage loans.

Our operations in 2008 and 2007 have been affected by our efforts to manage our interest rate risk position. Specifically, in 2007, we sold $43.0 million of 10-, 15- and 20-year fixed-rate mortgage loans and $21.7 million of fixed-rate mortgage-backed securities classified as held to maturity where we had already received a substantial portion (at least 85%) of the principal outstanding at the acquisition date due to prepayments or scheduled repayments (as permitted by the Investments—Debt and Equity Securities topic of the FASB ASC), and used the net proceeds of the sales to repay short-term borrowings. The loan sales resulted in a loss on loan sales during 2007 of $1.1 million, while the securities sales resulted in gains on securities sales during 2007 of $731,000. In 2007 we also obtained $55.2 million of long-term fixed-rate reverse repurchase agreements to reduce our interest rate risk. We continued our efforts to reduce interest rate risk in 2008 and 2009 by obtaining an additional $60.0 million and $15.0 million, respectively, of long-term, fixed-rate reverse repurchase agreements and through the purchase of $36.8 million and $91.4 million, respectively, of shorter-duration mortgage-backed securities. In 2009 we also sold $85.2 million of fixed-rate mortgage loan originations and raised $122.3 million of capital in a stock conversion to reduce our interest rate risk. See “—Management of Market Risk” for a discussion of all of the actions we took in 2007, 2008 and 2009 in managing interest rate risk.

All of the Bank’s mortgage-backed securities and collateralized mortgage obligations have been issued by Freddie Mac, Fannie Mae or Ginnie Mae, U.S. government-sponsored enterprises. These agencies guarantee the payment of principal and interest on the Bank’s mortgage-backed securities. We do not own any preferred stock issued by Fannie Mae or Freddie Mac. As of December 31, 2009, our available credit line at the Federal Home Loan Bank of Seattle has not been reduced compared to levels from December 31, 2008 or 2007.

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies:

Allowance for Loan Losses. We maintain an allowance for loan losses at an amount estimated to equal all credit losses incurred in our loan portfolio that are both probable and reasonable to estimate at a balance sheet date. We establish specific allowances for impaired loans, and general allowances for the remaining loans in our loan portfolio. To estimate credit losses on impaired loans (in accordance with the Receivables topic of the FASB ASC), we evaluate numerous factors, as described below in “—Allowance for Loan Losses.” Based on our estimate of the level of allowance for loan losses required, we record a provision for loan losses to maintain the allowance for loan losses at an appropriate level.

Since we cannot predict with certainty the amount of loan charge-offs that will be incurred and because the eventual level of loan charge-offs is affected by numerous conditions beyond our control, a range of loss estimates can reasonably be used to determine the allowance for loan losses and the related provisions for loan losses. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Accordingly, actual results could differ from those estimates.

Deterioration in the Hawaii real estate market could result in an increase in loan delinquencies, additional increases in our allowance for loan losses and provision for loan losses, as well as an increase in loan charge-offs.

Securities Impairment. We periodically perform analyses to determine whether there has been an other-than-temporary decline in the value of one or more of our securities. Our securities, all of which are classified as held to maturity, consist primarily of debt securities for which we have a positive intent and ability to hold to maturity, and are carried at amortized cost. We conduct a quarterly review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, we would adjust the cost basis of the security by writing down the security for any credit losses through a charge on the income statement. The market values of our securities are affected by changes in interest rates as well as shifts in the market’s perception of the issuers. The fair value of investment securities is usually based on quoted market prices or dealer quotes. However, if there are no observable market inputs (for securities such as trust preferred securities), we estimate the fair value using unobservable inputs. We obtain estimates of the fair value of trust preferred securities from pricing services and by discounting projected cash flows using a risk-adjusted discount rate in accordance with the Fair Value Measurements and Disclosures topic of the FASB ASC. As discussed in greater detail below, the fair value of the trust preferred securities for disclosure purposes is estimated by considering the reasonableness of the range of fair value estimates provided by a pricing service and the discounted cash values.

On April 9, 2009, the Financial Accounting Standards Board revised the Investments—Debt and Equity Securities and the Fair Value Measurements topics of the FASB ASC. The revisions amend the other-than-temporary impairment guidance for U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in a company’s financial statements. Before these recent revisions, to conclude that an impairment was not other than temporary an entity was required, among other considerations, to assert that it had the intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 5M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities,” and other authoritative literature. As a result of these recent revisions, an entity should assess whether the entity (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery (for example, if its cash or working capital requirements or contractual or regulatory obligations indicate that the debt security will be required to be sold before the forecasted recovery occurs). The revisions also change the trigger used to assess the collectability of cash flows from “probable that the investor will be unable to collect all amounts due” to “the entity does not expect to recover the entire amortized cost basis of the security.” If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, an other-than-temporary impairment shall have occurred. We adopted the two revisions to the FASB ASC for the quarter ended March 31, 2009.

We had previously considered our investment in one of the trust preferred securities (PreTSL XXIV) other-than-temporarily impaired as of December 31, 2008, and we recorded a $2.5 million impairment charge during the quarter ended December 31, 2008. In addition, effective January 1, 2009, the cumulative effect of our adoption of the revisions to the FASB ASC resulted in the reclassification of $1.5 million of securities impairment from retained earnings to accumulated other comprehensive loss. In subsequent quarters, we determined that PreTSL XXIV was other-than-temporarily impaired and recorded an additional impairment charge of $1.0 million in 2009, of which $3.5 million was a credit loss recorded through our income statement as a charge to non-interest income, and $2.5 million was recorded as an increase to other comprehensive loss. The $3.5 million impairment charge for 2009 includes the $2.5 million that was previously reflected as a charge against income in the last quarter of 2008, but due to the revisions in accounting pronouncements, the Company was required to once again charge income in the amount of $2.5 million for the year ended December 31, 2009 for the same security. Our investment in PreTSL XXIII is not other-than-temporarily impaired because it is not more likely than not that we will be required to sell this security before recovering the amortized cost basis of $3.5 million.

The trust preferred securities market is considered to be inactive as only five sales transactions of similarly rated PreTSL securities have occurred in 2009. In addition, there have been no new issues of pooled trust preferred securities since 2007. Because the trust preferred securities market is inactive, we use a discounted cash flow model to determine the estimated fair value of the trust preferred securities and to determine whether they are other-than-temporarily impaired.

As stated above, the fair value of the trust preferred securities for disclosure purposes is estimated by considering the reasonableness of the range of fair value estimates provided by a pricing service and the discounted cash values. The primary difference between the fair value estimates prepared by our pricing service and our estimates is the discount rate assumption. As of December 31, 2009, we utilized a yield on corporate bonds issued by banks and thrifts plus a 4.69% liquidity premium to arrive at a risk-adjusted discount rate of 18.72%. Our discounted cash flow determined fair value to be $3.74 per $100 of par value. Our pricing service uses a discount rate of 21.00% and determined fair value to be $2.41 per $100 of par value.

Management considered the range of values and decided that our pricing service’s estimate of value should be assigned a 70% weight and our discounted cash flow estimate should be assigned a 30% weight, which, as of December 31, 2009, resulted in a fair value estimate for PreTSL XXIII of $2.81 per $100 of par value. We give a greater weighting to the value established by the pricing service because of its experience in these matters as an independent third-party service provider.

At December 31, 2009, PreTSL XXIII has a book value of $3.5 million and a fair value of $100,000. PreTSL XXIV is other-than temporarily impaired and has a book value of $0.

We evaluated our $12.3 million investment in FHLB stock for other-than-temporary impairment as of December 31, 2009. Considering the long-term nature of this investment, the liquidity position of the FHLB of Seattle, the actions taken by the FHLB of Seattle to meet its regulatory capital requirement, and our intent and ability to hold this investment for a period of time sufficient to recover the par value, our FHLB stock was not considered other-than-temporarily impaired. As of December 31, 2009, the FHLB of Seattle has met all of its regulatory capital requirements. Moody’s Investor Services and Standard and Poor’s have given the FHLB of Seattle a long-term credit rating of AAA. Even though we did not recognize an other-than-temporary impairment loss on our investment in FHLB stock in 2009, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

Deferred Tax Assets. Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. A valuation allowance may be required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years, to the extent that carrybacks are permitted under current tax laws, as well as estimates of future taxable income and tax planning strategies that could be implemented to accelerate taxable income if necessary. If our estimates of future taxable income were materially overstated or if our assumptions regarding the tax consequences of tax planning strategies were inaccurate, some or all of our deferred tax assets may not be realized, which would result in a charge to earnings.

Defined Benefit Retirement Plan. Defined benefit plan obligations and related assets of our defined benefit retirement plan are presented in Note 17 to the Consolidated Financial Statements. Effective December 31, 2008, the defined benefit retirement plan was frozen and all plan benefits were fixed as of that date. Plan assets, which consist primarily of marketable equity and debt securities, are typically valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate, we utilize a yield that reflects the top 50% of the universe of bonds, ranked in the order of the highest yield. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.

At December 31, 2009, we used weighted-average discount rates of 6.30% and 6.20% for calculating annual pension expense and projected plan liabilities, respectively, and an expected long-term rate of return on plan assets of 8.00% for calculating annual pension expense. At December 31, 2008, we used a weighted-average discount rate of 6.00% and 6.30% for calculating annual pension expense and projected plan liabilities, respectively, and an expected long-term rate of return on plan assets of 8.00% for calculating annual pension expense. For both the discount rate and the asset return rate, a range of estimates could reasonably have been used, which would affect the amount of pension expense and pension liability recorded.

An increase in the discount rate or asset return rate would reduce pension expense in 2009, while a decrease in the discount rate or asset return rate would have the opposite effect. A 25 basis point decrease in the discount rate assumptions would increase 2009 pension expense by $4,000 and year-end 2009 pension liability by $325,000, while a 25 basis point decrease in the asset return rate would increase 2009 pension expense by $21,000.

Balance Sheet Analysis

Assets. At December 31, 2009, our assets were $1.390 billion, an increase of $165.2 million, or 13.5%, from $1.224 billion at December 31, 2008. The increase was caused by an increase in cash and cash equivalents of $124.7 million, or 1,112.1% due primarily to the receipt of net proceeds from our stock offering, which closed on July 10, 2009. In addition, investment securities increased by $70.6 million, or 13.4%, as we invested the increase in deposits and loan repayments into Freddie Mac and Ginnie Mae mortgage-backed securities and collateralized mortgage obligations. This was partially offset by a $35.5 million, or 5.6% decrease in the loan portfolio. The decrease was caused primarily by an increase in loan repayments and the sale of mortgage loans which resulted in a $25.8 million or 4.4% decrease in one- to four-family residential real estate loans and a $8.2 million or 27.3% decrease in home equity loans and lines of credit.

Cash and Cash Equivalents. At December 31, 2009, we had $136.0 million of cash and cash equivalents, which primarily represents the proceeds from our stock offering.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
First mortgage:
One- to four-family residential	$555,473	91.25%	$581,251	90.52%	$506,410	90.21%	$516,554	93.26%	$498,809	95.69%
Multi-family residential	3,807	0.63	3,756	0.58	4,488	0.80	4,983	0.90	4,759	0.91
Construction, commercial and other	20,762	3.41	21,042	3.28	17,041	3.04	14,784	2.67	8,625	1.65
Home equity loans and lines of credit	21,789	3.58	29,956	4.67	26,828	4.78	12,763	2.30	5,879	1.13
Other loans	6,895	1.13	6,097	0.95	6,579	1.17	4,830	0.87	3,232	0.62

Total loans	608,726	100.00%	642,102	100.00%	561,346	100.00%	553,914	100.00%	521,304	100.00%

Other items:
Unearned fees and discounts, net	(5,255)		(5,100)		(4,375)		(4,415)		(4,095)
Undisbursed loan funds	(4,090)		(2,943)		(1,408)		(2,530)		(349)
Allowance for loan losses	(1,681)		(899)		(768)		(768)		(770)

Loans receivable, net	$597,700		$633,160		$554,795		$546,201		$516,090

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled maturities of our loan portfolio at December 31, 2009. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to four-family residential real estate		Multi-family residential real estate		Construction, commercial and other real estate
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2010	$43	6.63%	$—	—%	$1,464	5.75%
2011 to 2014	904	6.32	834	7.01	1,858	6.82
2015 and beyond	554,526	5.40	2,973	7.03	17,440	6.08

Total	$555,473	5.41%	$3,807	7.02%	$20,762	6.12%

	Home equity loans and lines of credit		Other loans		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2010	$1,327	5.26%	$1,540	6.02%	$4,374	5.71%
2011 to 2014	2,532	5.86	1,846	7.41	7,974	6.61
2015 and beyond	17,930	6.62	3,509	6.29	596,378	5.47

Total	$21,789	6.45%	$6,895	6.53%	$608,726	5.49%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2009 that are contractually due after December 31, 2010.

	Due After December 31, 2010
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
First mortgage:
One- to four-family residential	$547,526	$7,904	$555,430
Multi-family residential	3,420	387	3,807
Construction, commercial and other	15,694	3,604	19,298
Home equity loans and lines of credit	13,383	7,079	20,462
Other loans	4,615	740	5,355

Total loans	$584,638	$19,714	$604,352

Securities. At December 31, 2009, our securities portfolio totaled $598.4 million, or 43.1% of assets. At that date, our securities portfolio consisted primarily of securities with the following amortized cost: $419.8 million of mortgage-backed securities and $175.1 million of collateralized mortgage obligations and $3.5 million of trust preferred securities. All of the mortgage-backed securities and collateralized mortgage obligations were issued by Fannie Mae, Freddie Mac or Ginnie Mae. At December 31, 2009, all of such securities were classified as held to maturity, and none of the underlying collateral consisted of subprime or Alt-A loans (traditionally defined as non-conforming loans having less than full documentation). At December 31, 2009, we held no common or preferred stock of Fannie Mae or Freddie Mac.

During the year ended December 31, 2009, our securities portfolio increased $70.6 million, or 13.4%, as we invested the increase in deposits and loan repayments into Freddie Mac and Ginnie Mae mortgage-backed securities and collateralized mortgage obligations.

The following table sets forth the amortized cost and estimated fair value of our securities portfolios (excluding Federal Home Loan Bank of Seattle common stock) at the dates indicated. All of such securities were classified as held to maturity at the dates indicated.

	At December 31,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

U.S. government sponsored mortgage-backed securities:
Fannie Mae	$81,234	$83,538	$103,313	$105,272	$115,004	$113,040
Freddie Mac	299,143	305,166	308,522	315,823	316,546	310,614
Collateralized mortgage obligations	175,100	178,049	111,328	112,358	88,779	88,481
Other	39,375	39,416	65	61	83	80

Total U.S. government sponsored mortgage-backed securities	594,852	606,169	523,228	533,514	520,412	512,215

Municipal bonds	—	—	—	—	10,539	10,592
Trust preferred securities	3,542	100	4,539	2,076	7,074	6,500

Total	$598,394	$606,269	$527,767	$535,590	$538,025	$529,307

Unrealized losses on individual mortgage-backed securities as of December 31, 2009, 2008 and 2007 were caused by increases in current market interest rates. All of our mortgage-backed securities are guaranteed by U.S. government-sponsored enterprises. Since the decline in market value had been attributable to changes in interest rates and not credit quality, and we have had, and continue to have, the intent and ability to hold these investments to maturity, we have not considered these investments to be other-than-temporarily impaired as of December 31, 2009, 2008 or 2007.

We sold our municipal bonds in 2008 because $5.5 million of these securities had experienced a credit downgrade and because of the possibility of a potential downgrade of both the issuers of and the insurers on the remaining bonds. The unrealized losses on our investment in municipal bonds at December 31, 2007 were caused by increases in current market interest rates. All of the municipal bonds were rated AA or better by S&P and/or Moody’s and insured. Prior to sale, we expected full repayment at maturity, and had the ability to hold these investments to maturity. Therefore, we did not consider these investments to be other-than-temporarily impaired as of December 31, 2007.

At December 31, 2009, we owned trust preferred securities with a carrying value of $3.5 million. This portfolio consists of two securities, which represent investments in a pool of debt obligations issued by Federal Deposit Insurance Corporation-insured financial institutions, insurance companies and real estate investment trusts.

Since the trust preferred securities market is considered to be inactive, we used a discounted cash flow model to determine the estimated fair value and to determine whether these securities are other-than-temporarily impaired. Based on our review, we considered our investment in one of the trust preferred securities, PreTSL XXIV other-than-temporarily impaired as of December 31, 2008, for which we recorded a $2.5 million impairment charge in accordance with the accounting pronouncements at that time. In addition, effective January 1, 2009, the cumulative effect of our adoption of revisions to the FASB ASC resulted in the reclassification of $1.5 million of securities impairment from retained earnings to accumulated other comprehensive loss. During the year ended December 31, 2009, we recognized an additional $1.0 million impairment charge on PreTSL XXIV, of which $3.5 million was a credit loss recognized through our income statement as a charge to non-interest income, and $2.5 million was recorded as an increase to other comprehensive loss. The $3.5 million impairment charge for 2009 includes the $2.5 million that was previously reflected as a charge against income in the last quarter of 2008, but due to revisions in accounting pronouncements, the Company was required to once again charge income in the amount of $2.5 million for the year ended December 31, 2009 for the same security. Our investment in PreTSL XXIII is not other-than-temporarily impaired because we will not more likely than not be required to sell this security before recovering the amortized cost basis of $3.5 million.

At December 31, 2009, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our consolidated equity.

Bank Owned Life Insurance. We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations. Bank owned life insurance also generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2009, this limit was $47.9 million, and we had invested $28.2 million in bank owned life insurance at that date.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2009 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent adjustments have been made, as we did not hold any tax-free investment securities at December 31, 2009.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

U.S. government sponsored mortgage-backed securities
Fannie Mae	$—	—%	$—	—%	$267	4.54%	$80,967	5.08%	$81,234	$83,538	5.07%
Freddie Mac	—	—	—	—	32	4.50	299,111	4.85	299,143	305,166	4.85
Collateralized mortgage obligations	—	—	—	—	25,501	4.41	149,599	4.82	175,100	178,049	4.76
Other	—	—	—	—	—	—	39,375	4.50	39,375	39,416	4.50

Total U.S. government sponsored mortgage-backed securities	—	—	—	—	25,800	4.41	569,052	4.85	594,852	606,169	4.83
Trust preferred securities	—	—	—	—	—	—	3,542	2.35	3,542	100	2.35

Total	$—	—%	$—	—%	$25,800	4.41%	$572,594	4.84%	$598,394	$606,269	4.82%

Deposits. We accept deposits primarily from the areas in which our offices are located. We rely on our competitive pricing, convenient locations and customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of passbook and statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts and Super NOW accounts. Historically, we have not accepted brokered deposits.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals.

During the year ended December 31, 2009, our deposits grew $90.8 million, or 9.8%. The increase was caused by our promoting higher than market rates for our passbook and statement savings accounts. Savings accounts grew by $231.5 million or 56.8% because of higher interest rates and the ability to get immediate access to their funds without incurring an early withdrawal penalty appealed to customers.

At December 31, 2009, we had a total of $254.4 million in certificates of deposit, of which $207.7 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a portion of these accounts upon maturity.

The following tables set forth the distribution of our average total deposit accounts (including interest-bearing and non-interest bearing deposits), by account type, for the periods indicated.

	For the Years Ended December 31,
	2009			2008
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Deposit type:
Noninterest bearing	$33,583	3.4%	—%	$13,303	1.4%	—%
Savings accounts	511,152	51.3	1.52%	392,041	43.0	1.53%
Certificates of deposit	337,487	33.9	1.81%	403,405	44.3	3.09%
Money market	94,857	9.5	0.25%	81,691	9.0	0.06%
Checking and Super NOW	19,554	1.9	0.06%	20,530	2.3	0.05%

Total deposits	$996,633	100.0%	1.42%	$910,970	100.0%	2.03%

	For the Year Ended December 31, 2007
	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Deposit type:
Noninterest bearing	$12,319	1.4%	—%
Savings accounts	396,209	42.5	1.40%
Certificates of deposit	422,173	45.3	4.32%
Money market	80,283	8.6	0.07%
Checking and Super NOW	20,799	2.2	0.07%

Total deposits	$931,783	100.0%	2.56%

As of December 31, 2009, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $147.2 million. The following table sets forth the maturity of those certificates as of December 31, 2009.

At December 31, 2009
(In thousands)

Three months or less	$117,771
Over three months through six months	2,958
Over six months through one year	8,685
Over one year to three years	8,414
Over three years	9,411

Total	$147,239

Borrowings and Subordinated Debentures. Our borrowings consist primarily of advances from the Federal Home Loan Bank of Seattle and funds borrowed under repurchase agreements. At December 31, 2009, our repurchase agreements totaled $130.2 million, or 11.1% of total liabilities. During 2009, all Federal Home Loan Bank advances were paid off and no advances were outstanding as of December 31, 2009. At December 31, 2009, we had the capability to borrow up to $339.1 million in the form of advances from the Federal Home Loan Bank.

During the year ended December 31, 2009, our borrowings decreased $20.8 million, or 13.8%. The decrease was caused by the pay off of $35.8 million of Federal Home Loan Bank advances using the funds received from our increase in deposits. This was partially offset by the addition of $15.0 million of long-term, fixed-rate reverse repurchase agreements. The shift from short-term Federal Home Loan Bank advances to longer-term reverse purchase agreements is part of our continued effort to reduce interest rate risk. See “—Management of Market Risk.”

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Balance at end of year	$—	$35,791	$72,000
Average balance during year	$3,932	$21,033	$70,178
Maximum outstanding at any month end	$29,381	$43,875	$127,659
Weighted average interest rate at end of year	0.00%	0.63%	4.62%
Average interest rate during year	0.84%	2.45%	5.28%

The following table sets forth information concerning balances and interest rates on our repurchase agreements at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Balance at end of year	$130,200	$115,200	$55,200
Average balance during year	$129,214	$110,871	$48,912
Maximum outstanding at any month end	$130,200	$123,200	$61,422
Weighted average interest rate at end of year	3.82%	3.95%	4.85%
Average interest rate during year	3.88%	4.05%	5.26%

In the quarter ending September 30, 2009, we repaid $24.7 million of subordinated debentures. We recognized a loss of $507,000 relating to the cost of issuing these debentures.

Stockholders’ Equity. At December 31, 2009, our stockholders’ equity was $219.7 million, an increase of $120.3 million, or 121.0%, from $99.4 million at December 31, 2008. The increase resulted from the completion of our stock offering in July 2009, as well as net income of $8.7 million for the year ended December 31, 2009.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and rates, and certain other information for the years indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are amortized or accreted to interest income.

	For the Year Ended December 31, 2009
	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential	$563,094	$32,267	5.73%
Multi-family residential	3,742	266	7.11
Construction, commercial and other	17,733	1,169	6.59
Home equity loans and lines of credit	24,709	1,630	6.60
Other loans	6,679	443	6.63

Total loans	615,957	35,775	5.81
Investment securities
U.S. government sponsored mortgage-backed securities	536,441	25,609	4.77
Municipal bonds	—	—	—
Trust preferred securities (4)	3,751	(8)	-0.21
Other	—	—	—

Total securities	540,192	25,601	4.74
Other	117,045	149	0.13

Total interest-earning assets	1,273,194	61,525	4.83
Non-interest-earning assets	48,574

Total assets	$1,321,768

Interest-bearing liabilities:
Savings accounts	$511,152	7,761	1.52%
Certificates of deposit	337,487	6,118	1.81
Money market accounts	94,857	239	0.25
Checking and Super NOW accounts	19,554	11	0.06

Total interest-bearing deposits	963,050	14,129	1.47
Federal Home Loan Bank advances	3,932	33	0.84
Other borrowings	146,878	5,822	3.96

Total interest-bearing liabilities	1,113,860	19,984	1.79
Non-interest-bearing liabilities	50,285

Total liabilities	1,164,145
Stockholders’ equity	157,623

Total liabilities and stockholders’ equity	$1,321,768

Net interest income		$41,541

Net interest rate spread (1)			3.04%
Net interest-earning assets (2)	$159,334

Net interest margin (3)			3.26%

Average interest-earning assets to interest-bearing liabilities	114.30%

(footnotes on following page)

	For the Years Ended December 31,
	2008			2007
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential	$544,920	$31,087	5.70%	$521,348	$29,524	5.66%
Multi-family residential	4,174	301	7.21	4,746	343	7.23
Construction, commercial and other	19,168	1,319	6.88	12,946	952	7.35
Home equity loans and lines of credit	28,910	2,012	6.96	18,060	1,293	7.16
Other loans	6,074	434	7.15	5,472	402	7.35

Total loans	603,246	35,153	5.83	562,572	32,514	5.78
Investment securities
U.S. government sponsored mortgage-backed securities	519,400	25,439	4.90	556,629	27,356	4.91
Municipal bonds	3,000	112	3.73	10,544	392	3.72
Trust preferred securities	7,049	361	5.12	7,096	539	7.60
Other	459	9	1.96	150	13	8.67

Total securities	529,908	25,921	4.89	574,419	28,300	4.93
Other	13,957	146	1.05	13,528	133	0.98

Total interest-earning assets	1,147,111	61,220	5.34	1,150,519	60,947	5.30
Non-interest-earning assets	50,362			47,400

Total assets	$1,197,473			$1,197,919

Interest-bearing liabilities:
Savings accounts	$392,041	6,003	1.53%	$396,209	$5,546	1.40%
Certificates of deposit	403,405	12,457	3.09	422,173	18,243	4.32
Money market accounts	81,691	51	0.06	80,283	60	0.07
Checking and Super NOW accounts	20,530	10	0.05	20,799	14	0.07

Total interest-bearing deposits	897,667	18,521	2.06	919,464	23,863	2.60
Federal Home Loan Bank advances	21,033	515	2.45	70,178	3,709	5.29
Other borrowings	136,493	6,211	4.55	74,051	4,796	6.48

Total interest-bearing liabilities	1,055,193	25,247	2.39	1,063,693	32,368	3.05
Non-interest-bearing liabilities	44,642			43,379

Total liabilities	1,099,835			1,107,072
Stockholders’ equity	97,638			90,847

Total liabilities and stockholders’ equity	$1,197,473			$1,197,919

Net interest income		$35,973			$28,579

Net interest rate spread (1)			2.95%			2.25%
Net interest-earning assets (2)	$91,918			$86,826

Net interest margin (3)			3.14%			2.48%

Average of interest-earning assets to interest-bearing liabilities	108.71%			108.16%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Interest on trust preferred securities has a negative balance because interest owed on these securities was reversed in 2009

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Years Ended December 31, 2009 vs. 2008			Years Ended December 31, 2008 vs. 2007
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential	$1,041	$139	$1,180	$1,343	$220	$1,563
Multi-family residential	(31)	(4)	(35)	(41)	(1)	(42)
Construction, commercial and other	(96)	(54)	(150)	424	(57)	367
Home equity loans and lines of credit	(281)	(101)	(382)	754	(35)	719
Other loans	32	(23)	9	43	(11)	32

Total loans	665	(43)	622	2,523	116	2,639
Investment securities
U.S. government sponsored mortgage-backed securities	742	(572)	170	(1,824)	(93)	(1,917)
Municipal bonds	(112)	—	(112)	(282)	2	(280)
Trust preferred securities	(114)	(255)	(369)	(4)	(174)	(178)
Other	(9)	—	(9)	(6)	2	(4)

Total securities	507	(827)	(320)	(2,116)	(263)	(2,379)
Other	3	—	3	4	9	13

Total interest-earning assets	$1,175	$(870)	$305	$411	$(138)	$273

Interest-bearing liabilities:
Savings accounts	$1,808	$(50)	$1,758	$(58)	$515	$457
Certificates of deposit	(1,797)	(4,542)	(6,339)	(780)	(5,006)	(5,786)
Money market accounts	9	179	188	1	(10)	(9)
Checking and Super NOW accounts	—	1	1	—	(4)	(4)

Total interest-bearing deposits	20	(4,412)	(4,392)	(837)	(4,505)	(5,342)
Federal Home Loan Bank advances	(267)	(215)	(482)	(1,808)	(1,386)	(3,194)
Other borrowings	560	(949)	(389)	2,186	(771)	1,415

Total interest-bearing liabilities	$313	$(5,576)	$(5,263)	$(459)	$(6,662)	$(7,121)

Change in net interest income	$862	$4,706	$5,568	$870	$6,524	$7,394

Comparison of Operating Results for the Years Ended December 31, 2009, 2008 and 2007

General. Net income increased $1.5 million, or 20.3%, to $8.7 million for the year ended December 31, 2009 from $7.2 million for the year ended December 31, 2008. The increase was primarily caused by a $5.3 million decrease in interest expense, partially offset by an increase in non-interest expense of $2.5 million and an increase in the provision for loan losses of $1.0 million.

Net income increased $1.4 million, or 24.8%, to $7.2 million for the year ended December 31, 2008 from $5.8 million for the year ended December 31, 2007. The increase was primarily caused by a $7.1 million decrease in interest expense partially offset by an increase in non-interest expense of $3.0 million and a decrease in non-interest income of $1.7 million.

Net Interest Income. Net interest income increased $5.6 million, or 15.5%, for the year ended December 31, 2009, compared to the prior year. Interest expense decreased $5.3 million as declining market interest rates for certificates of deposits allowed us to reduce our deposit expense by $4.4 million. In addition, interest expense on borrowings and subordinated debt decreased $871,000 as Federal Home Loan Bank advances and subordinated debentures were paid off. Interest and dividend income increased $305,000 as interest income on loans increased $622,000 due to a higher average balance and interest income on investment securities declined by $320,000 primarily due to lower yields on securities. The interest rate spread and net interest margin were 3.04% and 3.26%, respectively, for the year ended December 31, 2009, compared to 2.95% and 3.14% for 2008. The improvement in the interest rate spread was the result of a 60 basis points decrease in the average cost of interest-bearing liabilities that was partially offset by a 51 basis points decrease in the average yield on interest-earning assets.

Net interest income increased $7.4 million, or 25.9%, for the year ended December 31, 2008, compared to the prior year. Interest expense decreased $7.1 million as declining market interest rates for certificates of deposit allowed us to reduce our interest expense by $5.3 million. A $3.2 million decrease in interest expense on Federal Home Loan Bank advances was partially offset by an increase in expense on reverse repurchase agreements and subordinated debt of $1.4 million. Interest and dividend income increased $273,000 as interest income on loans increased $2.6 million due to portfolio growth and interest income on investment securities declined by $2.4 million primarily due to a lower average balance of securities. The interest rate spread and net interest margin were 2.95% and 3.14%, respectively, for the year ended December 31, 2008, compared to 2.25% and 2.48% for 2007. The improvement in the interest rate spread was the result of a 66 basis point decrease in the average cost of interest-bearing liabilities and a four basis point increase in the average yield on interest-earning assets.

Interest and Dividend Income. Interest and dividend income increased $305,000 to $61.5 million for the year ended December 31, 2009 from $61.2 million for the year ended December 31, 2008. An increase in interest income on loans offset a decrease in interest income on investment securities. Interest income on loans increased $622,000, or 1.8%, to $35.8 million for the year ended December 31, 2009 from $35.2 million for the year ended December 31, 2008, as our average balance of loans increased $12.7 million, or 2.1%. Interest income on securities decreased $320,000, or 1.2%, to $25.6 million for the year ended December 31, 2009 from $25.9 million for the year ended December 31, 2008, as the average yield on investments decreased 15 basis points.

Interest and dividend income increased $273,000 to $61.2 million for the year ended December 31, 2008 from $60.9 million for the year ended December 31, 2007. An increase in interest income on loans offset a decrease in interest income on investment securities. Interest income on loans increased $2.6 million, or 8.1%, to $35.2 million for the year ended December 31, 2008 from $32.5 million for the year ended December 31, 2007, as our average balance of loans increased $40.7 million, or 7.2%. Our average balance of loans increased despite our selling $43.0 million of 10-, 15- and 20-year fixed-rate residential mortgage loans in November 2007 as part of our efforts to manage interest rate risk. Interest income on securities decreased $2.4 million, or 8.4%, to $25.9 million for the year ended December 31, 2008 from $28.3 million for the year ended December 31, 2007, as our average balance of investment securities decreased $44.5 million, or 7.7%. In an effort to manage interest rate risk, we sold $21.7 million of fixed-rate mortgage-backed securities in May 2007 and used the proceeds of the sales to repay borrowings. We sold these securities, which were classified as held to maturity, without reclassifying the remainder of our mortgage-backed securities portfolio to available for sale, as permitted by the Investments—Debt and Equity Securities topic of the FASB ASC as we had received a substantial portion (at least 85%) of the principal outstanding at the acquisition date due to prepayments or scheduled repayments in the securities sold. The remaining reduction in our average securities portfolio was caused by principal repayments exceeding securities purchases. There were no material changes in the rates we earned on loans or investment securities between the years.

Interest Expense. Interest expense decreased $5.3 million, or 20.8%, to $20.0 million for the year ended December 31, 2009 from $25.2 million for the year ended December 31, 2008. Interest expense on deposits decreased $4.4 million, or 23.7%, caused by a $6.3 million or 50.9% decrease in interest expense on certificates of deposit. The average balance of certificates of deposit decreased by $65.9 million, or 16.3%, and the rates we paid on certificates of deposit decreased 128 basis points. In addition, interest expense on Federal Home Loan Bank advances decreased $482,000, or 93.6%, and interest expense on other borrowings, primarily reverse repurchase agreements, decreased by $389,000, or 6.3%.

Interest expense decreased $7.1 million, or 22.0%, to $25.2 million for the year ended December 31, 2008 from $32.4 million for the year ended December 31, 2007. Interest expense on deposits decreased $5.3 million, or 22.4%, caused by a decrease in interest expense on certificates of deposit of $5.8 million, or 31.7%. We were able to retain a significant portion of our certificates of deposit during a period of declining market interest rates, as the rates we paid on certificates of deposit decreased 123 basis points. In addition, interest expense on Federal Home Loan Bank advances decreased $3.2 million, or 86.1%, offsetting an increase in interest expense on other borrowings, primarily reverse repurchase agreements, of $1.4 million, or 29.5%. We increased our balances of other borrowings by $62.4 million, or 84.3%, to lengthen the term of our liabilities in an effort to reduce interest rate risk.

Provision for Loan Losses. Based on our analysis of the factors described in “—Allowance for Loan Losses,” we recorded provisions for loan losses of $1.2 million, $149,000 and $25,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The provisions for loan losses reflected net chargeoffs of $416,000, $18,000 and $25,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.28%, 0.14% and 0.14% at December 31, 2009, 2008 and 2007, respectively. Non-accrual loans totaled $1.0 million, $149,000 and $106,000 at December 31, 2009, 2008 and 2007, respectively. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at December 31, 2009, 2008 and 2007.

Non-Interest Income. The following table summarizes changes in non-interest income between the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,			Change 2009/2008		Change 2008/2007
	2009	2008	2007	$ Change	% Change	$ Change	% Change
	(In thousands)

Service fees on loan and deposit accounts	$2,611	$2,918	$2,729	$(307)	(10.5)%	$189	6.9%
Income on bank-owned life insurance	1,142	1,039	942	103	9.9%	97	10.3%
Other-than-temporary-impairment loss on investments	(3,481)	(2,483)	—	(998)	40.2%	(2,483)	—
Gain on sale of investment securities	266	146	731	120	82.2%	(585)	(80.0)%
Gain (loss) on sale of loans	1,636	2	(1,062)	1,634	81,700.0%	1,064	(100.2)%
Other	331	551	536	(220)	(39.9)%	15	2.8%

Total	$2,505	$2,173	$3,876	$332	15.3%	$(1,703)	(43.9)%

During the year ended December 31, 2008, we recognized a loss of $2.5 million from an other-than-temporary impairment to the carrying value of trust preferred securities in accordance with accounting pronouncements existing at that time. During the year ended December 31, 2009, we recognized an additional $1.0 million impairment charge with respect to our investments in trust preferred securities, of which $3.5 million was a credit loss recorded through our income statement as a debit to non-interest income, and $2.5 million was recorded as an increase to other comprehensive loss. Gain on sale of investment securities decreased from the year ended December 31, 2007 to the year ended December 31, 2008 due to the sale of $21.7 million of mortgage-backed securities in 2007. As permitted by the Investments—Debt and Equity topic of the FASB ASC, these sales did not require us to reclassify our remaining securities held to maturity as available for sale because we had already received a substantial portion (at least 85%) of the principal outstanding at the acquisition date due to prepayments or scheduled repayments. We also sold $14.8 million of securities in 2007 from our available-for-sale securities portfolio. We sold $9.7 million of available-for-sale mortgage-backed securities during the year ended December 31, 2008 as well as $10.5 million of municipal bonds that were classified as held to maturity. Of these municipal bonds, $5.5 million had experienced credit downgrades of two or more credit grades, thereby exhibiting a significant decline in credit quality. The remaining bonds exhibited inherent credit risks because of the concerns of potential downgrades of both the bond issuers and the bonds’ insurers. There were no securities classified as available for sale at December 31, 2009 and 2008. We sold $85.2 million and $1.4 million of mortgage loans to reduce our interest rate risk during the years ended December 31, 2009 and 2008 and recognized gains of $1.6 million and $2,000, respectively. In 2007, we sold $43.0 million of mortgage loans as part of our interest rate risk reduction plan and recognized a loss of $1.1 million.

Non-Interest Expense. The following table summarizes changes in non-interest expense between the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,			Change 2009/2008		Change 2008/2007
	2009	2008	2007	$ Change	% Change	$ Change	% Change
	(In thousands)
Salaries and employee benefits	$16,449	$15,430	$13,447	$1,019	6.6%	$1,983	14.7%
Occupancy	4,492	4,291	3,990	201	4.7%	301	7.5%
Equipment	2,967	2,866	2,858	101	3.5%	8	0.3%
Loss on extinguishment of debt	507	—	—	507	—%	—	—%
Federal deposit insurance premiums	1,747	1,079	548	668	61.9%	531	96.9%
Other	3,383	3,337	3,204	46	1.4%	133	4.2%

Total	$29,545	$27,003	$24,047	$2,542	9.4%	$2,956	12.3%

Salaries and employee benefits expense increased between 2009 and 2008 primarily due to a bank-wide budgeted salary increase of approximately 2.5%. In addition, we recognized $902,000 of expenses related to our ESOP plans that were partially offset by a $576,000 decrease in pension plan expense. Federal deposit insurance premiums increased by $668,000 as a result of a special one-time premium imposed on all Federal Deposit Insurance Corporation insured financial institutions. In 2009, we also recognized a $507,000 loss on extinguishment of debt when we paid off $24.7 million of subordinated debentures and wrote off unamortized discounts related to the issuance of these debentures.

Salaries and employee benefits expense increased between 2008 and 2007 primarily because of a bank-wide budgeted salary increase of approximately 3.50% and accruals for higher cash bonuses under our Executive Incentive Compensation Plan (which plan is described in “Item 11. Executive Compensation—Executive Officer Compensation—Executive Incentive Compensation Plan”) and to other senior officers at the Bank. Federal deposit insurance premiums increased due to higher insurance rates in 2008 and a one-time credit of $363,000 that we recognized in 2007 resulting from the Federal Deposit Insurance Reform Act of 2005.

Income Tax Expense. Income taxes were $4.6 million for 2009, reflecting an effective tax rate of 34.9%, $3.8 million for 2008, reflecting an effective tax rate of 34.5% and $2.6 million for 2007, reflecting an effective tax rate of 31.2%. The effective tax rate in 2007 was lower than the tax rates in 2009 and 2008 primarily due to the amount of income received from bank-owned life insurance and interest earned on municipal bonds, relative to the total pre-tax income for each year. Income received from bank-owned life insurance is tax-free for both federal and state tax purposes, while interest earned on municipal bonds is tax-free for federal tax purposes.

Non-performing and Problem Assets

When a residential mortgage loan or home equity line of credit is 15 days past due, we attempt personal, direct contact with the borrower to determine when payment will be made. On the first day of the following month, we mail a letter reminding the borrower of the delinquency, and will send an additional letter when a loan is 60 days or more past due. If necessary, subsequent late charges are issued and the account will be monitored on a regular basis thereafter. By the 75th day of delinquency, unless the borrower has made arrangements to bring the loan current on its payments, we will refer the loan to legal counsel to commence foreclosure proceedings. Upon the recommendation of our Vice President of Mortgage Loan Servicing, our Senior Vice President of Special Credits can shorten these time frames.

Commercial business loans, commercial real estate loans and consumer loans are generally handled in the same manner as residential mortgage loans or home equity lines of credit. All commercial business loans that are 15 days past due are immediately referred to our senior lending officer. In addition, we generate past due notices and attempt direct contact with a borrower when a consumer loan is 10 days past due. Because of the nature of the collateral securing consumer loans, we may commence collection procedures faster for consumer loans than for residential mortgage loans or home equity lines of credit.

Loans are placed on non-accrual status when payment of principal or interest is more than 90 days delinquent. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if both principal and interest payments are brought current and full payment of principal and interest is expected.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At December 31, 2009, 2008, 2007, 2006 and 2005, we had troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates less than current market rates) of $3.0 million, $309,000, $0, $0 and $0, respectively.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
First mortgage:
One- to four-family residential	$517	$—	$99	$561	$104
Multi-family residential	—	—	—	—	—
Construction, commercial and other	—	—	—	—	—
Home equity loans and lines of credit	—	149	—	32	—
Other loans	3	—	7	—	4

Total non-accrual loans	520	149	106	593	108

Real estate owned:
Real estate loans:
First mortgage:
One- to four-family residential	159	131	—	—	—
Multi-family residential	—	—	—	—	—
Construction, commercial and other	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Other loans	—	—	—	—	—

Total real estate owned	159	131	—	—	—

Total non-performing assets	679	280	106	593	108

Loans delinquent 90 days or greater and still accruing interest:
Real estate loans:
First mortgage:
One- to four-family residential	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Construction, commercial and other	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Other loans	—	—	—	—	—

Total loans delinquent 90 days or greater and still accruing interest	—	—	—	—	—

Restructured loans still accruing interest:
Real estate loans:
First mortgage:
One- to four-family residential	2,724	309	—	—	—
Multi-family residential	—	—	—	—	—
Construction, commercial and other	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Other loans	—	—	—	—	—

Total restructured loans still accruing interest	2,724	309	—	—	—

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Total non-performing assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$3,403	$589	$106	$593	$108

Ratios:
Non-performing loans to total loans	0.09%	0.02%	0.02%	0.11%	0.02%
Non-performing assets to total assets	0.05%	0.02%	0.01%	0.05%	0.01%

For the year ended December 31, 2009, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $21,000. We recognized $5,000 of interest income on such non-accruing loans on a cash basis during the year.

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2009
Real estate loans:
First mortgage:
One- to four-family residential	—	$—	1	$274	1	$274
Multi-family residential	—	—	—	—	—	—
Construction, commercial and other	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	—
Other loans	1	1	4	3	5	4

Total loans	1	$1	5	$277	6	$278

At December 31, 2008
Real estate loans:
First mortgage:
One- to four-family residential	3	$871	—	$—	3	$871
Multi-family residential	—	—	—	—	—	—
Construction, commercial and other	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	—
Other loans	1	3	—	—	1	3

Total loans	4	$874	—	$—	4	$874

At December 31, 2007
Real estate loans:
First mortgage:
One- to four-family residential	—	$—	1	$99	1	$99
Multi-family residential	—	—	—	—	—	—
Construction, commercial and other	—	—	—	—	—	—
Home equity loans and lines of credit	1	55	—	—	1	55
Other loans	3	4	2	7	5	11

Total loans	4	$59	3	$106	7	$165

At December 31, 2006
Real estate loans:
First mortgage:
One- to four-family residential	1	$99	2	$561	3	$660
Multi-family residential	—	—	—	—	—	—
Construction, commercial and other	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	1	32	1	32
Other loans	1	3	—	—	1	3

Total loans	2	$102	3	$593	5	$695

At December 31, 2005
Real estate loans:
First mortgage:
One- to four-family residential	—	$—	1	$104	1	$104
Multi-family residential	—	—	—	—	—	—
Construction, commercial and other	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	—
Other loans	3	8	2	4	5	12

Total loans	3	$8	3	$108	6	$116

Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at estimated fair market value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At December 31, 2009, 2008, 2007, 2006 and 2005 we had real estate owned of $159,000, $131,000, $0, $0 and $0, respectively.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of December 31, 2009, we had no assets designated as special mention.

We maintain an allowance for loan losses at an amount estimated to equal all credit losses incurred in our loan portfolio that are both probable and reasonable to estimate at a balance sheet date. Our determination as to the classification of our assets and the amount of our loss allowances is subject to review by our principal federal regulator, the Office of Thrift Supervision, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at December 31, 2009, classified assets consisted of substandard assets of $6.9 million, no doubtful assets and loss assets of $21. The classified assets total at December 31, 2009 includes $269,000 of nonperforming loans, $3.5 million of trust preferred securities and $3.0 million of troubled debt restructuring.

Allowance for Loan Losses

We provide for loan losses based upon the consistent application of our documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with GAAP. The allowance for loan losses consists primarily of two components:

(1)	specific allowances established for impaired loans (generally defined as loans delinquent 90 days or greater). The amount of impairment provided for as a specific allowance is represented by the deficiency, if any, between the estimated fair value of the loan, or the loan’s observable market price, if any, or the underlying collateral, if the loan is collateral dependent, and the carrying value of the loan. Impaired loans for which the estimated fair value of the loan, or the loan’s observable market price or the fair value of the underlying collateral, if the loan is collateral dependent, exceeds the carrying value of the loan are not considered in establishing specific allowances for loan losses; and

(2)	general allowances established for loan losses on a portfolio basis for loans that do not meet the definition of impaired in accordance with current accounting standards. The portfolio is grouped into similar risk characteristics, primarily loan type, loan-to-value, if collateral dependent, and delinquency status. We apply an estimated loss rate to each loan group. The loss rates applied are based upon our loss experience adjusted, as appropriate, for the environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.

The adjustments to historical loss experience are based on our evaluation of several qualitative and environmental factors, including:

•	changes in lending policies and procedures, including changes in underwriting standards and collections, chargeoff and recovery practices;

•	changes in international, national, and local economic trends;

•	changes in the types of loans in the loan portfolio;

•	changes in the experience and ability of personnel in the mortgage loan origination and loan servicing departments;

•	changes in the number and amount of delinquent loans and classified assets;

•	changes in the type and volume of loans being originated;

•	changes in the value of underlying collateral for collateral dependent loans;

•	changes in any concentration of credit; and

•	external factors such as competition, legal and regulatory requirements on the level of estimated credit losses in the existing loan portfolio.

In addition, if we have a limited loss experience for any segment of our portfolio, we may utilize the loan loss experience of other financial institutions in the State of Hawaii. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but are not reflected in the allocated allowance.

We evaluate the allowance for loan losses based upon the combined total of the specific and general components. Generally when the loan portfolio increases, absent other factors, the allowance for loan loss methodology results in a higher dollar amount of estimated probable losses than would be the case without the increase. Generally when the loan portfolio decreases, absent other factors, the allowance for loan loss methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease.

Commercial real estate loans generally have greater credit risks compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related business and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

Construction loans generally have greater credit risk than traditional one- to four-family residential mortgage loans. The repayment of these loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make a loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. An increase in the balances or concentration of these loans generally results in an increase to our allowance for loan losses.

We evaluate the loan portfolio on a quarterly basis and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Office of Thrift Supervision will periodically review the allowance for loan losses. The Office of Thrift Supervision may require us to recognize additions to the allowance based on their analysis of information available to them at the time of their examination.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2009	2008	2007	2006	2005

Balance at beginning of period	$899	$768	$768	$770	$750

Charge-offs:
Real estate loans:
First mortgage:
One- to four-family residential	268	—	—	—	—
Multi-family residential	—	—	—	—	—
Construction, commercial and other	—	—	—	—	—
Home equity loans and lines of credit	149	—	—	—	5
Other loans	9	23	27	10	5

Total charge-offs	426	23	27	10	10

Recoveries:
Real estate loans:
First mortgage:
One- to four-family residential	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Construction, commercial and other	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Other loans	10	5	2	2	45

Total recoveries	10	5	2	2	45

Net (charge-offs) recoveries	(416)	(18)	(25)	(8)	35
Provision (recovery to allowance) for loan losses	1,198	149	25	6	(15)

Balance at end of year	$1,681	$899	$768	$768	$770

Ratios:
Net charge-offs (recoveries) to average loans outstanding	0.07%	0.00%	0.00%	0.00%	(0.01)%
Allowance for loan losses to non-performing loans at end of year	323.27%	603.36%	724.53%	129.51%	712.96%
Allowance for loan losses to total loans at end of year	0.28%	0.14%	0.14%	0.14%	0.15%

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories. We have reduced the amount of the unallocated portion of the allowance for loan losses in recent years as a result of refinements to our allowance for loan loss methodology. The allowance for loan losses for each category is affected by external factors affecting the national and Hawaii economies, specific industries and sectors and interest rates. In prior years, the effect of these external factors was reflected in the unallocated category of the allowance for loan losses; however, beginning in 2007 these factors are largely reflected in the allowance for loan losses allocated to each specific loan category.

	At December 31,
	2009		2008		2007
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$536	91.25%	$53	90.52%	$17	90.21%
Multi-family residential	14	0.63	5	0.58	—	0.80
Construction, commercial and other	183	3.41	171	3.28	169	3.04
Home equity loans and lines of credit	573	3.58	405	4.67	260	4.78
Other loans	219	1.13	222	0.95	238	1.17

Total allocated allowance	1,525	100.00	856	100.00	684	100.00
Unallocated	156	—	43	—	84	—

Total	$1,681	100.00%	$899	100.00%	$768	100.00%

	At December 31,
	2006		2005
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real estate loans:
First mortgage:
One- to four-family residential	$17	93.26%	$17	95.69%
Multi-family residential	—	0.90	—	0.91
Construction, commercial and other	109	2.67	114	1.65
Home equity loans and lines of credit	221	2.30	134	1.13
Other loans	174	0.87	124	0.62

Total allocated allowance	521	100.00	389	100.00
Unallocated	247	—	381	—

Total	$768	100.00%	$770	100.00%

Management of Market Risk

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

Because we have historically operated as a traditional thrift institution, the significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage backed securities, which we have funded primarily with checking and savings accounts and short-term borrowings. In addition, there is little demand for adjustable-rate mortgage loans in the Hawaii market area. This has resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets.

In 2007, our Board of Directors adopted an Interest Rate Risk Reduction Plan to assist us in reversing this trend and the negative effect on our net income. We hired an outside third-party consultant to assist us in formulating strategies to restructure our balance sheet and reduce our interest rate risk. Following our review of the consultant’s suggestions, we have implemented the following strategies to manage our interest rate risk:

•	Selling $43.0 million of 10-, 15- and 20-year fixed-rate mortgage loans in November 2007 and using the net proceeds of the loan sales to repay short-term borrowings;

•

Extending the maturity of our liabilities by obtaining $55.2 million of long-term, fixed-rate reverse repurchase agreements at interest rates that were approximately 21 basis points lower than the rates paid on then-available Federal Home Loan Bank advances;

•	Using cash generated from repayments on fixed-rate mortgage-backed securities to fund savings withdrawals; and

•

Selling $21.7 million of fixed-rate mortgage-backed securities in May 2007 classified as held to maturity where we had already received a substantial portion (at least 85%) of the principal outstanding at the acquisition date due to prepayments or scheduled repayments (as permitted by the Investments—Debt and Equity Securities topic of the FASB ASC) and using the net proceeds of the sales to repay short-term borrowings.

We continued our efforts to reduce interest rate risk in 2008 by obtaining an additional $60.0 million of long-term, fixed-rate reverse repurchase agreements and through the purchase of $36.8 million of shorter-duration mortgage-backed securities. In 2009, we obtained an additional $15.0 million of long-term, fixed-rate reverse repurchase agreements and purchased $91.4 million of shorter-duration mortgage-backed securities. In 2009 we also sold $85.2 million of fixed-rate mortgage loan originations and raised $122.3 million of capital in a stock conversion to reduce our interest rate risk. In addition, we may utilize the following strategies to further reduce our interest rate risk:

•	Continuing our efforts to increase our personal and business checking accounts, which are less rate-sensitive than certificates of deposit and which provide us with a stable, low-cost source of funds;

•	Continuing to repay short-term borrowings;

•	Purchasing mortgage-backed securities with shorter durations; and

•

Subject to the maintenance of our credit quality standards, originating commercial loans and home equity lines of credit, which have adjustable interest rates and shorter average lives than first mortgage loans.

Our policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities. We have no current intention to sell additional loans classified as held for investment at this time.

Net Portfolio Value. The Office of Thrift Supervision requires the computation of amounts by which the difference between the present value of an institution’s assets and liabilities (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with a report that measures the sensitivity of net portfolio value. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract using the current interest rate yield curve with instantaneous increases or decreases of 100 to 300 basis points in 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. Given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared. The Office of Thrift Supervision provides us with the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

The table below sets forth, as of December 31, 2009, the Office of Thrift Supervision’s calculation of the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the interest rate yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent of Present value of Assets (3)(4)
+300	$149,514	$(124,965)	(45.53)%	11.10%	(7.43)%
+200	$196,887	$(77,592)	(28.27)%	14.09%	(4.44)%
+100	$238,560	$(35,919)	(13.09)%	16.54%	(1.99)%
0	$274,479	—	—	18.53%	—
(100)	$294,859	$20,380	7.42%	19.59%	1.06%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2009, in the event of a 200 basis point increase in interest rates, we would experience a 28.3% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 7.4% increase in net portfolio value.

In addition to the Office of Thrift Supervision’s calculations with respect to the effects of changes in interest rates on net portfolio value, we prepare our own internal calculations, which utilizes a single interest rate scenario and prepayment assumption in calculating the market value of fixed- and adjustable-rate loans (compared to the Office of Thrift Supervision model, which uses an option-based pricing methodology). Our model also calculates the average life and value for core deposit intangibles that is based on a core deposit study we completed in 2009, whereas the Office of Thrift Supervision model uses a nationwide study to estimate the average life and value for core deposit intangibles. The following table presents our internal calculations of the estimated changes in our net portfolio value as of December 31, 2009 that would result from the designated instantaneous changes in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent of Present value of Assets (3)(4)
+300	$194,501	$(77,724)	(28.55)%	14.00%	(4.42)%
+200	$233,332	$(38,893)	(14.29)%	16.30%	(2.12)%
+100	$260,782	$(11,443)	(4.20)%	17.83%	(0.59)%
0	$272,225	—	—	18.42%	—
(100)	$260,931	$(11,294)	(4.15)%	17.74%	(0.68)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net portfolio value. Modeling changes in net portfolio value requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan repayments, advances from the Federal Home Loan Bank of Seattle, reverse repurchase agreements, maturities and principal repayments on held-to-maturity and available-for-sale securities and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Treasurer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2009.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

(i)	expected loan demand;

(ii)	expected deposit flows and borrowing maturities;

(iii)	yields available on interest-earning deposits and securities; and

(iv)	the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits or short-term securities and may also be used to pay off short-term borrowings.

Our most liquid asset is cash. The level of this asset is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2009, cash and cash equivalents totaled $136.0 million. On that date, we had no Federal Home Loan Bank advances outstanding and $130.2 million in reverse repurchase agreements outstanding, with the ability to borrow an additional $339.1 million under Federal Home Loan Bank advances.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2009, we had $10.1 million in loan commitments outstanding, all of which were for fixed-rate loans. In addition to commitments to originate loans, we had $16.4 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2009 totaled $207.7 million, or 20.5% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, reverse repurchase agreements and

Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2010. We believe, however, based on past experience that a portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans and purchasing mortgage-backed securities. During the years ended December 31, 2009, 2008 and 2007, we originated $189.2 million, $149.0 million and $114.7 million of loans, respectively. During these years, we purchased $202.5 million, $62.8 million and $14.9 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in deposits of $90.8 million for the year ended December 31, 2009 compared to a net increase in total deposits of $31.6 million for the year ended December 31, 2008. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Seattle, which provide an additional source of funds. We also utilize securities sold under agreements to repurchase as another borrowing source. Federal Home Loan Bank advances decreased by $35.8 million for the year ended December 31, 2009, compared to a decrease of $36.2 million for the year ended December 31, 2008. At December 31, 2009, we had the ability to borrow up to an additional $339.1 million from the Federal Home Loan Bank of Seattle. Securities sold under agreements to repurchase increased by $15.0 million for the year ended December 31, 2009, compared to an increase of $60.0 million for the year ended December 31, 2008.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2009, Territorial Savings Bank exceeded all regulatory capital requirements. Territorial Savings Bank is considered “well capitalized” under regulatory guidelines. See Note 21 of the Notes to the Consolidated Financial Statements.

The net proceeds from the stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity will be adversely affected following the stock offering.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we enter into commitments to sell mortgage loans. For additional information, see Note 20 of the Notes to the Consolidated Financial Statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2009. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(In thousands)

Long-term debt	$25,000	$72,200	$33,000	$—	$130,200
Operating leases	2,165	3,981	2,116	2,230	10,492
Capitalized leases	—	—	—	—	—
Purchase obligations	2,420	3,921	3,559	—	9,900
Certificates of deposit	207,715	28,458	18,253	—	254,426
Other long-term liabilities	—	—	—	—	—

Total	$237,300	$108,560	$56,928	$2,230	$405,018

Commitments to extend credit	$10,135	$—	$—	$—	$10,135

Recent Accounting Pronouncements

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

In June 2009, the FASB amended the Transfers and Servicing topic of the FASB ASC. The amendment seeks to improve the usefulness of the information a company provides about a transfer of financial assets, the effects of the transfer on its financial position, performance and cash flows, and its continuing involvement in the transferred financial assets. The amendment is effective as of the beginning of the first annual reporting period that ends after November 15, 2009. The Company does not expect the adoption of this amendment to have a significant impact on its consolidated financial statements.

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

In January 2010, the FASB amended the Fair Value Measurements and Disclosures topic of the FASB ASC. The amendment requires disclosures about the significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, and requires the reconciliation of activity in Level 3 fair value measurements be made on a gross basis. The amendment also clarifies the level of disaggregation required in disclosures and the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 or Level 3 items. The part of the amendment related to the reconciliation of Level 3 activity is effective for interim and annual periods beginning after December 15, 2010. The remaining parts of the amendment are effective for interim and annual periods beginning after December 15, 2009. The Company does not expect the adoption of this amendment to have a significant impact on its consolidated financial statements.

Impact of Inflation and Changing Prices

Our consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP. U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” above.

ITEM 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

TERRITORIAL BANCORP INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Territorial Bancorp Inc.:

We have audited the accompanying consolidated balance sheets of Territorial Bancorp Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Territorial Bancorp and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Honolulu, Hawaii

March 31, 2010

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	2009	2008
Assets
Cash and cash equivalents	$135,953	$11,216
Investment securities held to maturity, at amortized cost (fair value of $606,269 and $535,590 at December 31, 2009 and 2008, respectively)	598,394	527,767
Federal Home Loan Bank stock, at cost	12,348	12,348
Loans held for sale	1,084	—
Loans receivable, net	597,700	633,160
Accrued interest receivable	4,781	4,787
Premises and equipment, net	4,495	4,444
Real estate owned	159	131
Bank-owned life insurance	28,249	27,107
Prepaid expenses and other assets	6,449	3,486

Total assets	$1,389,612	$1,224,446

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,014,668	$923,914
Advances from the Federal Home Loan Bank	—	35,791
Securities sold under agreements to repurchase	130,200	115,200
Subordinated debentures	—	24,221
Accounts payable and accrued expenses	18,837	18,634
Current income taxes payable	670	963
Deferred income taxes payable	2,661	3,228
Advance payments by borrowers for taxes and insurance	2,905	3,114

Total liabilities	1,169,941	1,125,065

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares, issued and outstanding 12,233,125 and 0 shares at December 31, 2009 and December 31, 2008	122	—
Additional paid-in capital	118,823	—
Unearned ESOP shares	(9,297)	—
Retained earnings	111,082	100,897
Accumulated other comprehensive loss	(1,059)	(1,516)

Total stockholders’ equity	219,671	99,381

Total liabilities and stockholders’ equity	$1,389,612	$1,224,446

See accompanying notes to consolidated financial statements

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	2009	2008	2007
Interest and dividend income:
Investment securities	$25,601	25,809	27,908
Tax-exempt investment securities	—	112	392
Dividends on Federal Home Loan Bank stock	—	117	74
Loans	35,775	35,153	32,514
Other investments	149	29	59

Total interest and dividend income	61,525	61,220	60,947

Interest expense:
Deposits	14,129	18,521	23,863
Advances from the Federal Home Loan Bank	33	515	3,709
Securities sold under agreements to repurchase	5,008	4,486	2,574
Subordinated debentures and other borrowings	814	1,725	2,222

Total interest expense	19,984	25,247	32,368

Net interest income	41,541	35,973	28,579

Provision for loan losses	1,198	149	25

Net interest income after provision for loan losses	40,343	35,824	28,554

Noninterest income:
Other-than-temporary impairment losses	(3,481)	(2,483)	—
Service fees on loan and deposit accounts	2,611	2,918	2,729
Income on bank-owned life insurance	1,142	1,039	942
Gain on sale of investment securities	266	146	731
Gain (loss) on sale of loans	1,636	2	(1,062)
Other	331	551	536

Total noninterest income	2,505	2,173	3,876

Noninterest expense:
Salaries and employee benefits	16,449	15,430	13,447
Occupancy	4,492	4,291	3,990
Equipment	2,967	2,866	2,858
Loss on extinguishment of debt	507	—	—
Federal deposit insurance premiums	1,747	1,079	548
Other general and administrative expenses	3,383	3,337	3,204

Total noninterest expense	29,545	27,003	24,047

Income before income taxes	13,303	10,994	8,383

Income taxes	4,639	3,794	2,615

Net income	$8,664	7,200	5,768

Basic earnings per share (1)	$.77	N/A	N/A

Basic weighted average shares outstanding	11,279,716	N/A	N/A

(1)	Calculated from the effective date of July 10, 2009 to the period end

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income

(Dollars in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained earnings	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity
Balances at December 31, 2006	$—	—	—	87,935	(1,106)	86,829

Comprehensive income:
Net income				5,768	—	5,768
Other comprehensive loss, net of tax:
Retirement benefit plans:
Net losses arising during the period, net of tax benefits of $121					(183)	(183)
Less: Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost net of taxes of $45					68	68

Total comprehensive income						5,653

Cash dividends declared				(3)		(3)

Balances at December 31, 2007	$—	—	—	93,700	(1,221)	92,479

Comprehensive income:
Net income				7,200	—	7,200
Other comprehensive loss, net of tax:
Retirement benefit plans:
Net losses arising during the period, net of tax benefits of $248					(373)	(373)
Less: Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost net of taxes of $51					78	78

Total comprehensive income						6,905

Cash dividends declared				(3)		(3)

Balances at December 31, 2008	$—	—	—	100,897	(1,516)	99,381

Cumulative effect from adoption of FASB ASC Topic 320, net of taxes of $958				1,524	(1,524)	—

Balances at December 31, 2008, as revised	$—	—	—	102,421	(3,040)	99,381

Comprehensive income:
Net income				8,664	—	8,664
Other comprehensive loss, net of tax:
Retirement benefit plans:
Net gains arising during the period, net of taxes of $284					428	428
Less: Net losses recognized during the period in net periodic benefit cost net of taxes of $20					29	29
Investment securities:
Reduction of noncredit related losses on securities not expected to be sold, net of taxes of $958					1,524	1,524

Total comprehensive income						10,645
Issuance of 12,233,125 shares of common stock net of offering costs	122	118,521				118,643
Purchase of 978,650 ESOP shares			(9,787)			(9,787)
Allocation of 48,933 ESOP shares		302	490			792
Cash dividends declared				(3)		(3)

Balances at December 31, 2009	$122	118,823	(9,297)	111,082	(1,059)	219,671

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income	$8,664	7,200	5,768
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,198	149	25
Depreciation and amortization	943	1,020	1,064
Deferred income tax (benefit) expense	(1,829)	(1,014)	235
Amortization of fees, discounts, and premiums	(885)	(375)	(482)
Origination of loans held for sale	(85,060)	(1,449)	—
Proceeds from sales of loans held for sale	85,612	1,438	—
(Gain) loss on sale of loans, net	(1,636)	(2)	1,062
Other-than-temporary impairment loss on investment	3,481	2,483	—
Gain on sale of investment securities	(266)	(146)	(731)
Loss on extinguishment of debt	507	—	—
Net (gain) loss on sale of premises and equipment	(4)	(13)	7
ESOP expense	792	—	—
(Increase) decrease in accrued interest receivable	6	(216)	292
Net increase in bank-owned life insurance	(1,142)	(1,039)	(6,042)
Net increase in prepaid expenses and other assets	(2,963)	(1,493)	(582)
Net increase (decrease) in accounts payable and accrued expenses	964	71	(21,953)
Net increase (decrease) in federal and state income taxes, net	(293)	243	417

Net cash provided by (used in) operating activities	8,089	6,857	(20,920)

Cash flows from investing activities:
Purchases of investment securities held to maturity	(184,527)	(53,085)	—
Purchases of investment securities available for sale	(17,928)	(9,736)	(14,866)
Principal repayments on investment securities held to maturity	112,440	50,183	61,508
Principal repayments on investment securities available for sale	23	—	—
Proceeds from sale of investment securities held to maturity	—	10,538	22,366
Proceeds from sale of investment securities available for sale	18,172	9,871	14,904
Loan originations, net of principal repayments on loans receivable	35,623	(78,082)	(50,142)
Proceeds from sales of loans held for investment	—	—	41,098
Increase in acquisition value of real estate owned	(28)	—	—
Purchases of premises and equipment	(997)	(1,022)	(452)
Proceeds from disposals of premises and equipment	7	31	—

Net cash (used in) provided by investing activities	(37,215)	(71,302)	74,416

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	2009	2008	2007
Cash flows from financing activities:
Net increase (decrease) in deposits	$90,754	31,598	(89,038)
Proceeds from advances from the Federal Home Loan Bank	55,692	645,317	928,517
Repayments of advances from the Federal Home Loan Bank	(91,483)	(681,526)	(956,517)
Proceeds from reverse repurchase agreements	15,000	205,350	294,870
Repayments of reverse repurchase agreements	—	(145,350)	(300,215)
Purchases of Fed Funds	39,367	—	—
Sales of Fed Funds	(39,367)	—	—
Repayments of subordinated debt	(24,744)	—	—
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(209)	520	133
Proceeds from issuance of common stock, net of costs	108,856	—	—
Cash dividends paid	(3)	(3)	(3)

Net cash provided by (used in) financing activities	153,863	55,906	(122,253)

Net increase (decrease) in cash and cash equivalents	124,737	(8,539)	(68,757)

Cash and cash equivalents at beginning of the year	11,216	19,755	88,512

Cash and cash equivalents at end of the year	$135,953	11,216	19,755

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$20,095	25,460	32,367
Income taxes	6,761	4,565	1,810

Supplemental disclosure of noncash investing activities:
Loans transferred to real estate owned	$—	131	—

Supplemental disclosure of noncash financing activities:

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

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

(1) Organization

On November 4, 2008, the Board of Directors of Territorial Mutual Holding Company approved a plan of conversion and reorganization under which the Company would convert from a mutual holding company to a stock holding company. The conversion to a stock holding company was approved by the depositors and borrowers of Territorial Savings Bank and the Office of Thrift Supervision (OTS) and included the filing of a registration statement with the U.S. Securities and Exchange Commission. Upon the completion of the conversion and reorganization on July 10, 2009, Territorial Mutual Holding Company and Territorial Savings Group, Inc. ceased to exist as separate legal entities and Territorial Bancorp Inc. became the holding company for Territorial Savings Bank. A total of 12,233,125 shares were issued in the conversion at $10 per share, raising $122.3 million of gross proceeds. Approximately $3.7 million of conversion expenses have been offset against the gross proceeds. Territorial Bancorp Inc.’s common stock began trading on the NASDAQ Global Select Market under the symbol “TBNK” on July 13, 2009.

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

(2) Summary of Significant Accounting Policies

(a) Description of Business

The Company provides loan and deposit products and services primarily to individual customers through 25 branches located throughout Hawaii. We deal primarily in residential mortgage loans in the state of Hawaii. The Company’s earnings depend primarily on its net interest income, which is the difference between the interest income earned on interest-earning assets (loans receivable and investments) and the interest expense incurred on interest-bearing liabilities (deposit liabilities and borrowings). Deposits traditionally have been the principal source of the Bank’s funds for use in lending, meeting liquidity requirements, and making investments. The Company also derives funds from receipt of interest and principal on outstanding loans receivable and investments, borrowings from the Federal Home Loan Bank (FHLB) of Seattle, securities sold under reverse repurchase agreements, and proceeds from issuance of common stock.

(b) Principles of Consolidation

The consolidated financial statements include the accounts and results of operations of Territorial Bancorp Inc. and its wholly owned subsidiaries, Territorial Savings Bank, Territorial Real Estate Company, Inc., Territorial Financial Services, Inc., and Territorial Holdings, Inc. Territorial Holdings, Inc. includes the accounts and results of operations of Territorial Realty, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

As of December 31, 2008, the Company had three wholly owned statutory trusts that were considered variable interest entities. In accordance with then existing accounting standards, the trusts were not consolidated as the Company was not the primary beneficiary. The Company determined the primary beneficiary based on the entity that received the majority of the trusts’ expected losses and residual returns. All three trusts were terminated in September 2009.

(c) Investment Securities

The Company classifies and accounts for its investment securities as follows: (1) held-to-maturity debt securities in which the Company has the positive intent and ability to hold to maturity are reported at amortized cost; (2) trading securities that are purchased for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in current earnings; and (3) available-for-sale securities not classified as either held-to-maturity or trading securities are reported at fair value, with unrealized gains and losses excluded from current earnings and reported as a separate component of equity. At December 31, 2009 and 2008, the Company classified its investments as held-to-maturity.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in an impairment to reduce the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and whether it is not more likely than not will be required to sell securities before recovering the remaining amortized cost basis. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

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

Gains or losses on the sale of investment securities are computed using the specific-identification method. The Company amortizes premiums and accretes discounts associated with investment securities using the interest method over the contractual life of the respective investment security. Such amortization and accretion is included in the interest and dividend income line item in the consolidated statements of income. Dividend and interest income are recognized when earned.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(d) Loans Receivable

Loans receivable are stated at the principal amount outstanding, less the allowance for loan losses, loan origination fees and costs, and commitment fees. Interest on loans receivable is accrued as earned. The Company has a policy of placing loans on a nonaccrual basis when more than 90 days contractually delinquent, or when, in the opinion of management, collection of all or part of the principal balance appears doubtful. Interest, net deferred fees, and discounts on loans classified as nonaccrual are generally recognized on a cash basis. The Company, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, if the loan is considered to be collateral dependent, based on the fair value of the collateral. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Similarly, interest, net deferred fees, and discounts on impaired loans are recognized on a cash basis. A nonaccrual loan may be restored to an accrual basis when principal and interest payments are current and full payment of principal and interest is expected.

(e) Loans Held for Sale

Loans held for sale are stated at the lower of aggregate cost or market value. Net fees and costs of originating loans held for sale are deferred and are included in the basis for determining the gain or loss on sales of loans held for sale.

(f) Deferred Loan Origination Fees and Unearned Loan Discounts

Loan origination and commitment fees and certain direct loan origination costs are being deferred, and the net amount is recognized over the life of the related loan as an adjustment to yield. Net deferred loan fees are amortized using the interest method over the contractual term of the loan, adjusted for actual prepayments. Net unamortized fees on loans paid in full are recognized as a component of interest income.

(g) Real Estate Owned

Real estate operations, net, include operating income and expenses, gains and losses on sales of real estate, and provisions for losses resulting from subsequent declines in fair values. Real estate is valued at the time of foreclosure at fair value, less estimated cost to sell, thereby establishing a new cost basis. The Company obtains appraisals based on recent comparable sales to assist management in estimating the fair value of real estate owned. Subsequent to acquisition, real estate owned is valued at the lower of cost or fair value, less estimated cost to sell. Declines in value are charged to expense through a valuation allowance. Costs related to holding real estate are charged to expense while costs related to development and improvements are capitalized.

Profits from the sale of real estate are recognized when title has passed, minimum down payment requirements are met, the terms of any notes received are such as to satisfy continuing investment requirements, and the Company is relieved of any requirements for continued involvement with the properties. If the minimum down payment or the continuing investment is not adequate to meet the criteria specified in the Property, Plant and Equipment topic of the Financial Accounting Standards

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Board (FASB) Accounting Standards Codification (ASC), the Company will defer income recognition and account for such sales using alternative methods, such as installment, deposit, or cost recovery.

(h) Allowance for Loan Losses

The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. All loan losses are charged, and all recoveries are credited, to the allowance for loan losses. Additions to the allowance for loan losses are provided by charges to income based on various factors, which, in the Company’s judgment, deserve current recognition in estimating probable losses. Charge-offs to the allowance are made when management determines that collectibility of all or a portion of a loan is doubtful and available collateral is insufficient to repay the loan. The allowance for loan losses consists primarily of two components:

(1)	Specific allowances established for impaired loans. The amount of impairment provided for as a specific allowance is represented by the deficiency, if any, between the estimated fair value of the loan, or the loan’s observable market price, if any, or the underlying collateral, if the loan is collateral dependent, and the carrying value of the loan. Impaired loans for which the estimated fair value of the loan, or the loan’s observable market price or the fair value of the underlying collateral, if the loan is collateral dependent, exceeds the carrying value of the loan are not considered in establishing specific allowances for loan losses.

(2)	General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired, in accordance with the Receivables topic of the FASB ASC. The portfolio is grouped into similar risk characteristics, primarily loan type, loan-to-value, if collateral dependent, and delinquency status. The Company applies an estimated loss rate to each loan group. The loss rates applied are based upon its loss experience adjusted, as appropriate, for environmental factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.

Actual loan losses may be significantly more than the allowance for loan losses the Company has established, which could have a material negative effect on its financial results.

(i) Transfer of Financial Assets

Transfers of financial assets are accounted for as sales when control is surrendered. Control is surrendered when the assets have been isolated from the Company, the transferee obtains the right to pledge or exchange the assets without constraint, and the Company does not maintain effective control over the transferred assets. Mortgage loans sold for cash are accounted for as sales as the above criteria have been met.

Mortgage loans may also be packaged into securities that are issued and guaranteed by U.S. government-sponsored enterprises. The Company receives 100% of the mortgage-backed securities issued. Securitizations are not accounted for as sales and no gain or loss is recognized. The mortgage-backed securities received in securitizations are valued at amortized cost and classified as held-to-maturity.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Mortgage loan transfers accounted for as sales and securitizations are without recourse and the Company generally retains the related rights to service the loans. The retained servicing rights create mortgage servicing assets that are accounted for in accordance with the Transfers and Servicing topic of the FASB ASC. Mortgage servicing assets are initially valued at fair market value and subsequently at the lower of cost or market value and are amortized in proportion to and over the period of estimated net servicing income. Valuations are obtained from independent third-party appraisers on a quarterly basis.

(j) Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is principally computed on the straight-line method over the estimated useful lives of the respective assets. The estimated useful life of buildings and improvements is 30 years, furniture, fixtures, and equipment is 3 to 10 years, and automobiles is 3 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

(k) Income Taxes

The Company files a consolidated federal income tax return and a consolidated tax return for state franchise and corporate income taxes.

Deferred tax assets and liabilities are recognized using the asset and liability method of accounting for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In June 2006, the FASB revised the Income Taxes topic of the ASC. The revision prescribes a “more-likely-than-not” recognition threshold and measurement attribute (the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution with tax authorities) for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. A liability for income tax uncertainties would be recorded for unrecognized tax benefits related to uncertain tax positions where it is more likely than not that the position will be sustained upon examination by a taxing authority. The Company adopted the ASC revision effective January 1, 2007.

In 2009, the Company did not incur any interest or penalties on income taxes. The Company will record interest on income tax penalties, if any, when they are incurred in other expense.

As of December 31, 2009 and 2008, the Company has not recognized a liability for income tax uncertainties in the accompanying consolidated balance sheets. Management concluded that a liability for income tax uncertainties is not expected to be recorded within the next 12 months.

Tax years 2006 to 2008 currently remain subject to examination by the Internal Revenue Service and by the Department of Taxation of the State of Hawaii.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(l) Impairment of Long-Lived Assets

Long-lived assets, such as premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheets.

(m) Pension Plan

Pension benefit costs (returns) are charged (credited) to salaries and employee benefits expense, and the corresponding prepaid (accrued) pension cost is recorded in prepaid expenses and other assets or accounts payable and accrued expenses in the consolidated balance sheets. The Company’s policy is to fund pension costs in amounts that will not be less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and will not exceed the maximum tax-deductible amounts. The Company generally funds at least the net periodic pension cost, subject to limits and targeted funded status as determined with the consulting actuary.

(n) Employee Stock Ownership Plan (ESOP)

The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

(o) Earnings Per Share

Basic earning per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. ESOP shares not committed to be released are not considered outstanding.

(p) Bank-Owned Life Insurance

The Company invests in bank-owned life insurance to provide a funding source for benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Federal regulations generally limit the investment in bank-owned life insurance to 25% of the Company’s Tier 1 capital plus the allowance for loan losses. At December 31, 2009, this limit was $47.9 million, and the Company had invested $28.2 million in bank-owned life insurance at that date.

(q) Use of Estimates

The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

reported amount of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the allowance for loan losses; valuation of certain investment securities and determination as to whether declines in fair value below amortized cost are other than temporary; valuation allowances for deferred income tax assets; and assets and obligations related to employee benefit plans. With respect to the allowance for loan losses, management believes the allowance for loan losses is adequate. While management utilizes available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions, particularly in the state of Hawaii. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require management to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Accordingly, actual results could differ from those estimates.

(r) Recently Issued Accounting Pronouncements

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

In June 2009, the FASB amended the Transfers and Servicing topic of the FASB ASC. The amendment seeks to improve the usefulness of the information a company provides about a transfer of financial assets, the effects of the transfer on its financial position, performance and cash flows, and its continuing involvement in the transferred financial assets. The amendment is effective as of the beginning of the first annual reporting period that ends after November 15, 2009. The Company does not expect the adoption of this amendment to have a significant impact on its consolidated financial statements.

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

In January 2010, the FASB amended the Fair Value Measurements and Disclosures topic of the FASB ASC. The amendment requires disclosures about the significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, and requires the reconciliation of activity in Level 3 fair value measurements be made on a gross basis. The amendment also clarifies the level of disaggregation required in disclosures and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3 items. The part of the amendment related to the reconciliation of Level 3 activity is effective for interim and annual periods beginning after December 15, 2010. The remaining parts of the amendment are effective for interim and annual periods beginning after December 15, 2009. The Company does not expect the adoption of this amendment to have a significant impact on its consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(3) Cash and Cash Equivalents

Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, federal funds sold, and short-term, highly liquid investments with original maturities of three months or less. The table below presents the balances of cash and cash equivalents as of December 31, 2009 and December 31, 2008.

(Dollars in thousands)	December 31, 2009	December 31, 2008
Cash and due from banks	$12,466	$10,136
Interest-bearing deposits in other banks	123,487	1,080

Cash and cash equivalents	$135,953	$11,216

(4) Investment Securities

The amortized cost and fair values of securities classified as held-to-maturity are as follows:

	Amortized Cost	Gross unrealized		Estimated fair value
(Dollars in thousands)		Gains	Losses
December 31, 2009:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$594,852	12,555	(1,238)	$606,169
Trust preferred securities	3,542	—	(3,442)	100

Total	$598,394	12,555	(4,680)	$606,269

December 31, 2008:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$523,228	10,617	(331)	$533,514
Trust preferred securities	4,539	—	(2,463)	2,076

Total	$527,767	10,617	(2,794)	$535,590

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

The amortized cost and estimated fair value of investment securities at December 31, 2009 are shown below. Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Estimated fair value
Held to maturity:
Due after 5 years through 10 years	$25,800	26,387
Due after 10 years	572,594	579,882

Total	$598,394	606,269

Realized gains and losses and the proceeds from sales of securities available for sale for the years ended December 31 are shown in the table below. All sales of securities available for sale were U.S. government-sponsored mortgage-backed securities.

(Dollars in thousands)	2009	2008	2007
Proceeds from sales	$18,172	9,871	14,904
Gross gains	266	145	38
Gross losses	—	—	—

There were no sales of held-to-maturity securities during 2009. In 2008, the Company received proceeds of $10.5 million from the sale of $10.5 million of held-to-maturity municipal bonds, resulting in gross realized gains and losses of $81,303 and $80,242, respectively. Approximately $5.5 million of these securities experienced a credit downgrade. The remaining securities were sold because of concerns about a potential downgrade of the bond’s insurers. In 2007, the Company received proceeds of $22.4 million from the sale of $21.7 million of held-to-maturity debt securities, resulting in gross realized gains and losses of $1.0 million and $0.3 million, respectively. The sale of the securities occurred after the Company had already collected a substantial portion (at least 85%) of the principal outstanding at acquisition.

Investment securities with carrying values of $315.5 million and $255.3 million at December 31, 2009 and 2008, respectively, were pledged to secure public deposits, reverse repurchase agreements, and transaction clearing accounts.

Provided below is a summary of investment securities, which were in an unrealized loss position at December 31, 2009 and 2008. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

	Less than 12 months		12 months or longer		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized losses
(Dollars in thousands)
December 31, 2009
Mortgage-backed securities	$123,463	1,227	362	11	25	123,825	1,238
Trust preferred securities	—	—	100	3,442	1	100	3,442

Total	$123,463	1,227	462	3,453	26	123,925	4,680

December 31, 2008:
Mortgage-backed securities	$7,423	7	60,241	324	16	67,664	331
Trust preferred securities	—	—	2,076	2,463	2	2,076	2,463

Total	$7,423	7	62,317	2,787	18	69,740	2,794

Mortgage-Backed Securities. The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in current market interest rates. All of the mortgage-backed securities are guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae, which are U.S. government-sponsored enterprises. Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company has the intent and ability to hold these investments to maturity, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2009 and 2008.

Trust Preferred Securities. At December 31, 2009, the Company owned trust preferred securities with a carrying value of $3.5 million. Trust preferred securities represent investments in a pool of debt obligations issued by holding companies for Federal Deposit Insurance Corporation (FDIC)-insured financial institutions, insurance companies, and real estate investment trusts.

The trust preferred securities market is considered to be inactive as only five transactions have occurred over the past twelve months in similar tranches to the securities owned by the Company. The Company used a discounted cash flow model to determine the estimated fair value of its trust preferred securities and whether they are other-than-temporarily impaired. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in one of the trust preferred securities is impaired. After consideration of the duration and severity of the impairment, as well as the reasons for the decline in value and the potential recovery period, the Company believes that such impairment is “other-than-temporary” at December 31, 2009. As a result, in 2009, the Company recorded a $3.5 million credit-related impairment charge. This amount is included in other-than-temporary impairment loss on investments in the accompanying consolidated statements of income.

A discounted cash flow analysis indicates that the Company will be able to collect all of the principal and interest in accordance with the original terms of the second trust preferred security it owns. The discounted cash flow analysis included a review of all issuers within the collateral pool and incorporated higher deferral and default rates in the cash flow projections over the next three years with a forecast of default and deferral rates reverting to historical averages in later periods. The Company has the ability and intent to hold this security to maturity and does not consider this investment to be other-than-temporarily impaired as of December 31, 2009. This security has been downgraded from its original Fitch’s BBB rating to CC and the Company is not receiving interest payments on the security.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

It is reasonably possible that the fair values of the trust preferred securities could decline in the near term if the overall economy and the financial condition of some of the issuers continue to deteriorate and the liquidity of these securities remains low. As a result, there is a risk that other-than-temporary impairments may occur in the near term and any such amounts could be material to the Company’s consolidated statements of income.

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)
Balance, January 1, 2009	$1
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—
Credit losses on debt securities for which other-than-temporary impairment was previously recognized	3,480

Balance at December 31, 2009	$3,481

(5) Federal Home Loan Bank Stock

The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of December 31, 2009, consistent with its accounting policies. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory capital situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not consider its FHLB stock other-than-temporarily impaired. As of December 31, 2009, the FHLB of Seattle has met all of its regulatory capital requirements. Moody’s Investor Service and Standard and Poor’s Rating Services have given the FHLB of Seattle’s credit ratings of Aaa and AA+, respectively. Even though the Company did not recognize an OTTI loss on its investment in FHLB stock in 2009, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(6) Loans Receivable

The components of loans receivable at December 31, 2009 and 2008 are as follows:

(Dollars in thousands)	December 31, 2009	December 31, 2008
Real estate loans:
First mortgages:
One- to four- family residential	$555,473	581,251
Multifamily residential	3,807	3,756
Construction, commercial, and other	20,762	21,042
Home equity loans and lines of credit	21,789	29,956

Total real estate loans	601,831	636,005

Other loans:
Loans on deposit accounts	1,109	1,305
Consumer and other loans	5,786	4,792

Total other loans	6,895	6,097

Less:
Net unearned fees and discounts	(5,255)	(5,100)
Undisbursed loan funds	(4,090)	(2,943)
Allowance for loan losses	(1,681)	(899)

	(11,026)	(8,942)

Loans Receivable, net	$597,700	633,160

Impaired loans at December 31, 2009 and 2008 amounted to $3.2 million and $309,000, respectively, and included all nonaccrual and restructured loans. There were no impaired loans requiring an allowance. In 2009, the average recorded investment in impaired loans was $3.3 million and interest income recognized on impaired loans was $78,446. In 2008, the average recorded investment in impaired loans was $309,000 and no interest income was recognized.

The Company had two nonaccrual loans for $1.0 million as of December 31, 2009 and one nonaccrual loan for $0.1 million as of December 31, 2008. The Company collected and recognized interest income on nonaccrual loans of $5,067 and $0 during 2009 and 2008, respectively. The Company would have recognized additional interest income of $21,489 and $2,576 throughout 2009 and 2008, respectively, had the loans been accruing interest. The Company did not have any loans more than 90 days past due and still accruing interest as of December 31, 2009 or 2008.

The Company had nine restructured one- to four- family residential mortgage loans totaling $3.0 million as of December 31, 2009 that were considered to be impaired. Eight of the loans totaling $2.7 million were still accruing interest. There was one restructured one- to four- family residential mortgage loan totaling $309,000 as of December 31, 2008 and the loan was still accruing interest. Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers. We have no commitments to lend any additional funds to these borrowers.

The majority of loans receivable are collateralized by real estate located in the state of Hawaii. Loan-to-value ratios generally do not exceed 80% at the time of origination.

The Company sold $85.2 million of mortgage loans held for sale in 2009 and recognized a gain of $1.6 million. In 2008, $1.4 million of mortgage loans were sold with a gain of $1,602. In 2007, $43.0 million of mortgage loans were sold at a loss of $1.1 million. At December 31, 2009, the Company had four loans held for sale totaling $1.1 million and none as of December 31, 2008.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

The Company serviced loans for others of $135.6 million, $63.2 million, and $71.0 million at December 31, 2009, 2008, and 2007, respectively. Of these amounts, $10.4 million, $12.7 million, and $13.8 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at December 31, 2009, 2008, and 2007. The amount of contractually specified servicing fees earned was $0.3 million, $0.2 million, and $0.2 million for 2009, 2008, and 2007, respectively. The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

In the normal course of business, the Company has made loans to certain directors and executive officers under terms which management believes are consistent with the Company’s general lending policies. Loans to directors and executive officers amounted to $1.5 million and $1.6 million at December 31, 2009 and 2008, respectively.

(7) Allowance for Loan Losses

The activity in the allowance for loan losses on loans receivable is as follows for the years ended December 31:

(Dollars in thousands)	2009	2008	2007
Balance, beginning of year	$899	768	768
Provision for loan losses	1,198	149	25

	2,097	917	793

Charge-offs	(426)	(23)	(27)
Recoveries	10	5	2

Net charge-offs	(416)	(18)	(25)

Balance, end of year	$1,681	899	768

(8) Accrued Interest Receivable

The components of accrued interest receivable at December 31, 2009 and 2008 are as follows:

(Dollars in thousands)	2009	2008
Investment securities	$2,380	2,178
Loans receivable	2,388	2,609
Interest-bearing deposits	13	—

Total	$4,781	4,787

(9) Mortgage Servicing Assets

Mortgage servicing assets are created when the Company sells mortgage loans and retains the rights to service the loans. Mortgage servicing assets are accounted for in accordance with the Transfers and Servicing topic of the FASB ASC and are initially valued at fair value and subsequently at the lower of cost or fair value. We amortize mortgage servicing assets in proportion to and over the period of estimated

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

net servicing income. All servicing assets are grouped into categories based on the interest rate and original term of the loan sold. Mortgage servicing assets related to loan sales are recorded as a gain on sale of loans and totaled $1,011,000 and $0 for the years ended December 31, 2009 and 2008, respectively.

The table below presents the changes in our mortgage servicing assets for the year ended December 31, 2009:

(Dollars in thousands)	2009	2008
Balance at beginning of year	$376	465
Additions	1,011	—
Impairments	(21)	(4)
Amortization	(129)	(85)

Balance at end of year	$1,237	376

The table below presents the gross carrying values, accumulated amortization, and net carrying values of our mortgage servicing assets for the years ended December 31, 2009 and 2008:

(Dollars in thousands)	2009	2008
Gross carrying value	$1,458	468
Accumulated amortization	(221)	(92)

Net carrying value	$1,237	376

The estimated amortization expense for our mortgage servicing assets for the next five years and all years thereafter are as follows:

(Dollars in thousands)
2010	$168
2011	157
2012	140
2013	122
2014	105
Thereafter	545

$1,237

The valuation of new servicing assets is obtained from a cash flow model prepared by an independent third-party appraiser. The valuation reports prepared by the third party are also used to assess impairment of servicing assets. Impairments are recorded as adjustments to amortization expense and included in service fees on loan and deposit accounts in the statements of income. Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates, cost of servicing and ancillary income.

Prepayment speed may be affected by economic factors such as home price appreciation, market interest rates, the availability of other loan products to our borrowers and customer payment patterns. Prepayment

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

speeds include the impact of all borrower prepayments, including full payoffs, additional principal payments and the impact of loans paid off due to foreclosure liquidations. As market interest rates decline, prepayment speeds will generally increase as customers refinance existing mortgage loans under more favorable interest rate terms and anticipated cash flows will generally decline resulting in a potential reduction, or impairment, to the fair value of the mortgage servicing assets. Alternatively, an increase in market interest rates may cause a decrease in prepayment speeds and therefore an increase in the fair value of mortgage servicing assets.

The table below presents the fair values and key assumptions used in determining the fair values of our mortgage servicing assets as of December 31, 2009 and 2008:

(Dollars in thousands)	2009	2008
Fair value, beginning of year	$382	472
Fair value, end of year	1,346	382
Weighted average discount rate	10.00%	10.00%
Weighted average prepayment speed assumption (PSA prepayment speed)	152.4 PSA	125.9 PSA

The PSA prepayment model assumes increasing prepayment rates for the first 30 months of a loan’s term and constant prepayment rates thereafter.

(10) Interest Rate Lock and Forward Loan Sale Commitments

The Company may enter into interest rate lock commitments with borrowers on loans intended to be sold. To manage interest rate risk on the lock commitments, the Company may also enter into forward loan sale commitments. The interest rate lock commitments and forward loan sale commitments are treated as derivatives and are recorded at their fair values in prepaid expenses and other assets or in accounts payable and accrued expenses. Changes in fair value are recorded in current earnings. At December 31, 2009, interest rate locks and forward loan sale commitments on loans held for sale amounted to $3.1 million and $4.2 million, respectively.

The table below presents the location of assets and liabilities related to derivatives:

		Asset Derivatives		Liability Derivatives
(Dollars in thousands)	Location on Balance Sheet	Fair Value at December 30, 2009	Fair Value at December 31, 2008	Fair Value at December 30, 2009	Fair Value at December 31, 2008
Interest rate contracts	Prepaid expenses and other assets	$69	0	—	—
Interest rate contracts	Accounts payable and accrued expenses	—	—	20	0

Total derivatives		$69	0	20	0

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

The table below presents the location of gains related to derivatives:

(Dollars in thousands)	Location of gain on Statement of Income	2009	2008
Interest rate contracts	Gain on sale of loans	$49	0

Total derivatives		$49	0

(11) Premises and Equipment

Premises and equipment for the periods indicated are as follows:

(Dollars in thousands)	2009	2008
Land	$585	585
Buildings and improvements	577	575
Leasehold improvements	8,185	7,826
Furniture, fixtures and equipment	4,541	4,089
Automobiles	104	94

	13,992	13,169
Less accumulated depreciation and amortization	(10,286)	(9,401)

	3,706	3,768
Construction in progress	789	676

	$4,495	4,444

(12) Deposits

Deposit accounts by type are summarized with their respective weighted average interest rates as follows:

	2009		2008
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$18,414	—	$14,965	—
Savings accounts	638,752	1.41%	407,252	1.59%
Certificates of deposit	254,426	1.24	397,169	2.40
Money market	82,487.06		84,763.06
Checking and Super NOW	20,589.05		19,765.06

	$1,014,668	1.20%	$923,914	1.74%

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

The maturity of certificate of deposit accounts is as follows (dollars in thousands):

Maturing in:
2010	$207,715
2011	12,257
2012	16,201
2013	4,331
2014 and thereafter	13,922

$254,426

Certificates of deposit with balances greater than or equal to $100,000 totaled $147.2 million and $185.2 million at December 31, 2009 and 2008, respectively. Accounts in the Bank are insured by the FDIC, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, pursuant to its statutory authority, the FDIC increased the deposit insurance available on deposit accounts to $250,000 effective until December 31, 2013.

Interest expense by type of deposit is as follows:

(Dollars in thousands)	2009	2008	2007
Savings	$7,761	6,003	5,546
Certificates of deposit and money market	6,124	12,459	18,247
Checking and Super NOW	244	59	70

Total	$14,129	18,521	23,863

At December 31, 2009 and 2008, overdrawn deposit accounts totaled $0.1 million and $0.1 million, respectively, and have been reclassified as loans in the consolidated balance sheets.

(13) Advances from the Federal Home Loan Bank

The FHLB advances are secured by a blanket pledge on the Bank’s assets. At December 31, 2009 and 2008, the Company had available additional unused FHLB advances of approximately $339.1 million and $270.0 million.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Advances outstanding for the periods indicated consisted of the following:

	2009		2008		2007
(Dollars in thousands)	Amount	Weighted average rate	Amount	Weighted average rate	Amount	Weighted average rate
Due within one year	$0	—	$35,791	0.63%	$72,000	4.62%

The Company, as a member of the FHLB system, is required to obtain and hold shares of capital stock of the FHLB in an amount equal to the greater of 0.50% of mortgage loans and mortgage-backed securities or $500. At December 31, 2009 and 2008, the Company met such requirement. At December 31, 2009 and 2008, the Company owned $12.3 million of capital stock of the FHLB.

(14) Securities Sold under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts. Securities sold under agreements to repurchase at December 31, 2009 and 2008 are summarized as follows:

	2009		2008
(Dollars in thousands)	Repurchase liability	Weighted average rate	Repurchase liability	Weighted average rate
Maturing:
1 year or less	$25,000	3.13%	$0	0.00%
Over 1 year to 2 years	43,900	3.53	25,000	3.13
Over 2 years to 3 years	28,300	4.75	43,900	3.53
Over 3 years to 4 years	33,000	3.91	28,300	4.75
Over 4 years to 5 years	0	0.00	18,000	4.87

	$130,200	3.82%	$115,200	3.95%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at December 31, 2009. The amount at risk is the greater of the carrying value or fair value over the repurchase liability. All the agreements to repurchase are with JP Morgan and the securities pledged are issued and guaranteed by U.S. government-sponsored enterprises.

(Dollars in thousands)	Carrying value of Securities	Fair value of securities	Repurchase liability	Amount at risk	Weighted average months to maturity
Maturing:
Over 90 days	$155,952	159,823	130,200	29,623	23

	$155,952	159,823	130,200	29,623	23

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(15) Income Taxes

Allocation of federal and state income taxes between current and deferred provisions is as follows:

(Dollars in thousands)	2009	2008	2007
Current
Federal	$5,767	4,117	1,969
State	701	691	411

	6,468	4,808	2,380

Deferred
Federal	(1,569)	(813)	384
State	(260)	(201)	(149)

	(1,829)	(1,014)	235

	$4,639	3,794	2,615

The federal statutory corporate tax rate for the years ended December 31, 2009, 2008, and 2007 was 34%. A reconciliation of the tax provision based on the statutory corporate rate on pretax income and the provision for taxes as shown in the accompanying consolidated statements of income is as follows:

(Dollars in thousands)	2009	2008	2007
Income tax expense at statutory rate	$4,523	3,738	2,850
Income tax effect of:
Tax-exempt interest	—	(44)	(154)
Other tax-exempt income	(448)	(407)	(370)
State income taxes, net of federal income tax benefits	291	323	173
Other	273	184	116

Total income tax expense	$4,639	3,794	2,615

Effective income tax rate	34.87%	34.51%	31.16%

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

The components of income taxes payable are as follows:

(Dollars in thousands)	2009	2008
Current taxes payable:
Federal	$(387)	189
State	1,057	774

	670	963

Deferred taxes payable
Federal	2,324	2,812
State	337	416

	2,661	3,228

Total	$3,331	4,191

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below:

(Dollars in thousands)	2009	2008
Deferred tax assets:
Premises and equipment	$1,009	999
Hawaii franchise tax	472	350
Unfunded pension liability	681	1,009
Allowance for loan losses	648	359
Impaired asset write-down	1,344	992

	4,154	3,709

Deferred tax liabilities:
Net deferred loan fees	3,416	3,701
FHLB stock dividends	2,557	2,653
Prepaid expense	365	433
Premiums on loans sold	477	150

	6,815	6,937

Net deferred tax liabilities	$(2,661)	(3,228)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. There was no valuation allowance for deferred tax assets as of December 31, 2009 and 2008.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(16) Subordinated Debentures

As of December 31, 2008, the Company had three wholly owned trust subsidiaries, Territorial Savings Statutory Trust I, Territorial Savings Statutory Trust II, and Territorial Savings Statutory Trust III. The trusts issued a total of $24.0 million of trust preferred securities. The proceeds from the issuance of the trust preferred securities, along with cash from the initial trust capitalizations, were used to invest in $24.7 million of the Company’s convertible junior subordinated debentures.

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

(17) Employee Benefit Plans

The Company has a noncontributory defined benefit pension plan (Pension Plan) that covers substantially all employees with at least one year of service. The benefits are based on years of service and the employees’ compensation during the service period. The Company’s policy is to accrue the actuarially determined pension costs and to fund pension costs within regulatory guidelines. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprehensive income (AOCI) beginning in 2006 and amortized to net periodic benefit cost over future periods using the corridor method. The Company believes that the assumptions utilized in recording its obligations under the plans are reasonable based on its experience and market conditions.

In addition, the Company sponsors a Supplemental Employee Retirement Plan (SERP), a noncontributory supplemental retirement benefit plan, which covers certain current and former employees of the Company for amounts in addition to those provided under the defined pension plan.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

The following table sets forth the status of the Pension Plan and SERP at the dates indicated:

	Pension Plan		SERP
	December 31
(Dollars in thousands)	2009	2008	2009	2008
Accumulated benefit obligation at end of year	$10,004	9,370	6,609	5,722

Change in projected benefit obligation:
Benefit obligation at beginning of year	$9,370	9,925	5,722	4,960
Service cost	61	596	596	511
Interest cost	589	588	308	268
Actuarial (gain) loss	214	(483)	—	—
Benefits paid	(230)	(221)	(17)	(17)
Curtailments	—	(1,035)	—	—

Benefit obligation at end of year	10,004	9,370	6,609	5,722

Change in plan assets:
Fair value of plan assets at beginning of year	8,561	9,014	—	—
Actual return on plan assets	1,595	(1,432)	—	—
Employer contributions	—	1,200	17	17
Benefits paid	(230)	(221)	(17)	(17)

Fair value of plan assets at end of year	9,926	8,561	—	—

Funded status at end of year	$(78)	(809)	(6,609)	(5,722)

Amounts recognized in the consolidated balance sheets:
Accounts payable and accrued expenses	$(78)	(809)	(6,609)	(5,722)

Liability	$(78)	(809)	(6,609)	(5,722)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$1,764	2,525	—	—
Prior service cost	—	—	—	—

Accumulated other comprehensive loss, before tax	$1,764	2,525	—	—

The following table sets forth the changes recognized in accumulated other comprehensive loss at the dates indicated:

	Pension benefits
	Year ended December 31
(Dollars in thousands)	2009	2008
Accumulated other comprehensive loss at beginning of year, before tax	$2,525	2,033

Actuarial net (gain) loss arising during the period	(712)	621
Amortizations (recognized in net periodic benefit cost):
Actuarial loss	(49)	(110)
Prior service cost	—	(19)

Total recognized in other comprehensive income	(761)	492

Accumulated other comprehensive loss at end of year, before tax	$1,764	2,525

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

For the fiscal years ended December 31, 2009 and 2008, the following weighted average assumptions were used to determine benefit obligations at the end of the fiscal years:

	Pension benefits		SERP
	Year ended December 31,
	2009	2008	2009	2008
Assumptions used to determine the fiscal year-end benefit obligations:
Discount rate	6.20%	6.30%	5.03%	5.04%
Rate of compensation increase	N/A	4.00	5.00%	5.00

The Company does not expect any plan assets to be returned to the Company during calendar year 2010.

The dates used to determine retirement measurements for the Pension Plan were December 31, 2009 and 2008.

The defined benefit retirement plan assets primarily consist of equity and debt securities. The Company’s asset allocations at December 31, 2009 and 2008, by asset category, are as follows:

	2009	2008
Equity securities	28.71%	29.50%
Bonds	34.68%	38.40
Cash and money market funds	36.61%	32.10

Total	100.00%	100.00%

The Company’s investment strategy for the defined benefit retirement plan is to maintain a consistent rate of return with primary emphasis on capital appreciation and secondary emphasis on income to enhance the purchasing power of the plan’s assets over the long-term and to preserve capital. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate. Normal target allocations at December 31, 2009 were 53% domestic equity securities, 12% international equity securities and 35% bonds. Equity securities primarily include investment in exchange traded funds and large-cap, mid-cap and small-cap mutual funds. Fixed income securities include U.S. Treasuries, mortgage-backed securities and corporate bonds of companies in diversified industries. Other types of investments include money market mutual funds and savings accounts opened with the Company.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

As of December 31, 2009, the Pension Plan’s assets measured at fair value were classified as follows:

		Fair value of measurements at report date using:
Assets:	December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash	$950	$950	$—	$—
Money market funds	1,564	1,564	—	—
Mutual funds (a)	7,412	7,412	—	—

Total	$9,926	$9,926	$—	$—

(a)	This category includes mutual funds that invest in stocks and fixed income securities. The mutual fund managers have the ability to change the amounts invested in stocks and bonds depending on their investment outlook.

Estimated future benefit payments reflecting expected future service at December 31, 2009 are as follows:

(Dollars in thousands)	Pension benefits	SERP
2010	$388	17
2011	467	375
2012	505	648
2013	514	648
2014	543	648
2015 – 2019	3,236	3,472

	$5,653	5,808

For the fiscal years ended December 31, 2009, 2008, and 2007, the following weighted average assumptions were used to determine net periodic benefit cost for the fiscal years shown:

	Pension benefits			SERP
	Year ended December 31
(Dollars in thousands)	2009	2008	2007	2009	2008	2007
Assumptions used to determine the net periodic benefit cost:
Discount rate	6.30%	6.00%	6.00%	5.01%	5.02%	6.50%
Expected return on plan assets	8.00	8.00	8.00	—	—	—
Rate of compensation increase	4.00	4.00	3.00	5.00	5.00	5.00

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

The components of net periodic benefit cost were as follows:

	Pension benefits			SERP
	Year ended December 31
(Dollars in thousands)	2009	2008	2007	2009	2008	2007
Net periodic benefit cost for the year:
Service cost	$61	596	515	596	511	405
Interest cost	589	588	520	308	268	297
Expected return on plan assets	(669)	(706)	(640)	—	—	—
Amortization of prior service cost	—	3	1	—	—	—
Recognized actuarial loss	49	110	112	—	—	—
Recognized curtailment loss	—	16	—	—	—	—

Net periodic benefit cost	$30	607	508	904	779	702

The estimated prior service cost and net actuarial loss that will be amortized from AOCI into net periodic pension benefit cost in 2010 are $0 and $21,832, respectively.

The expected return on plan assets is based on the weighted-average long-term rates of return for the types of assets held in the plan. The expected return on plan assets is adjusted when there is a change in the expected long-term rate of return or in the composition of assets held in the plan.

On November 4, 2008, the Board of Directors approved changes to the Company’s defined benefit pension plan. Effective December 31, 2008, there will be no further accrual of benefits for any participants, and benefits will not increase with any additional years of service. Employees already enrolled in the Pension Plan as of December 31, 2008 will be 100% vested if they have at least five years of service. For employees with less than five years of service, vesting would occur at the employee’s five-year anniversary date.

Based on actuarial calculations, the Company is not expected to make a contribution to the defined benefit pension plan in 2010. The Company expects to make a $17,000 contribution to the SERP in 2010 to cover actual benefit payments.

The Company also has a 401(k) defined contribution plan and profit sharing plan covering all employees after one year of service. The 401(k) plan provides for employer matching contributions, as determined by the Company, based on a percentage of employees’ contributions subject to a maximum amount defined in the plan agreement. The Company’s 401(k) matching contributions, based on 10% of employees’ contributions for 2009 and 15% for 2008, and 2007, amounted to $89,595, $0.1 million, and $0.1 million, respectively. The Company contributes an amount determined by the board of directors to the profit sharing plan. No contributions were made to the profit sharing plan for year ended December 31, 2009, 2008, and 2007.

(18) Employee Stock Ownership Plan

Effective January 1, 2009, Territorial Savings Bank adopted an Employee Stock Ownership Plan (ESOP) for eligible employees. The ESOP borrowed $9.8 million from the Company and used those funds to acquire 978,650 shares or 8% of the total number of shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share.

The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 20-year term of the loan with funds from Territorial Savings Bank’s contributions to the ESOP and

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

dividends payable on stock. The interest rate on the ESOP loan is an adjustable rate equal to the prime rate, as published in The Wall Street Journal. The interest rate will adjust annually and will be the prime rate on the first business day of the calendar year.

Shares purchased by the ESOP will be held by a trustee in an unallocated suspense account, and shares will be released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity. The committed to be released shares are considered outstanding for earnings per share computations. Compensation expense recognized for the year ended December 31, 2009 amounted to $792,000.

Shares held by the ESOP trust at December 31, 2009 were as follows:

Allocated shares	48,933
Unearned shares	929,717

Total ESOP shares	978,650

Fair value of unearned shares, in thousands	$16,781

The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits. At December 31, 2009 and 2008, we had accrued $111,526 and $0, respectively for the ESOP restoration plan.

(19) Earnings Per Share

The table below presents the information used to compute basic earnings per share for the year ended December 31, 2009. The Company has no dilutive potential common shares for the year ended December 31, 2009. Because the mutual to stock conversion was not completed until July 10, 2009, per share earnings data is not presented for the year ended December 31, 2008.

(Dollars in thousands, except per share data)	For the year ended December 31, 2009
Basic
Earnings:
Net income	$8,664

Shares:
Weighted average common shares outstanding (1)	11,279,716

Net income per common share, basic (1)	$0.77

(1)	Calculated from the effective date of July 10, 2009 to the year end

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(20) Commitments

(a) Loan Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on an individual basis. The Company’s policy is to require suitable collateral, primarily real estate, to be provided by customers prior to disbursement of approved loans. At December 31, 2009 and 2008, the Company had loan commitments aggregating $10.1 million (interest rates from 4.375% to 5.75%) and $8.3 million (interest rates from 4.25% to 7.00%), respectively, primarily consisting of fixed-rate residential first mortgage loans.

(b) Lease Commitments

The Company leases a majority of its premises under operating leases expiring on various dates through 2020. Total rental expense comprised minimum rentals of $2.4 million, $2.2 million, and $2.0 million for the years ended December 31, 2009, 2008, and 2007, respectively.

At December 31, 2009, future minimum rental commitments under all noncancelable operating leases are as follows:

(Dollars in thousands)
2010	$2,165
2011	2,164
2012	1,817
2013	1,137
2014	979
Thereafter	2,230

$10,492

Certain leases are renegotiable during the period of the lease or have renewal options at the expiration of the lease term. The majority of lease agreements relate to real estate and generally provide that the Company pay taxes, maintenance, insurance, and certain other operating expenses applicable to the leased premises.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

In addition, the Company leases to a tenant certain property that it owns. Future minimum rental income for this noncancelable lease is as follows:

(Dollars in thousands)
2010	$80
2011	80
2012	80
2013	80
2014	80
Thereafter	1,360

$1,760

Rental income comprised of minimum rentals for 2009, 2008, and 2007 was approximately $80,000 per year.

(c) Reserve Requirements

The Company is required by the Federal Reserve Bank to maintain reserves based on the amount of deposits held. The reserve requirements at December 31, 2009 and 2008 were $.9 million and $.5 million, respectively, and the Company met such requirements.

(21) Regulatory Capital and Supervision

(a) Financial Institutions Reform, Recovery, and Enforcement Act (FIRREA)

Under the provisions of FIRREA, the Bank is required to meet a minimum 4.0% leverage (core) capital ratio, a minimum regulatory tangible capital equal to 1.5% of adjusted total assets, an 8.0% risk-based capital ratio, and a 4.0% tier 1 risk-based capital ratio.

At December 31, 2009 and 2008, the Bank’s core, tangible, risk-based, and tier 1 risk-based capital exceeded the minimum required regulatory capital ratios as follows:

	Required		Actual		Excess over
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	requirement
December 31, 2009:
Core (Tier 1) capital	$55,636	4.00%	$190,078	13.67%	$134,442
Tangible capital	20,863	1.50	190,078	13.67	169,215
Risk-based capital	41,260	8.00	191,759	37.18	150,499
Tier 1 risk-based capital	20,630	4.00	190,078	36.85	169,448

December 31, 2008:
Core (Tier 1) capital	$48,896	4.00%	$120,928	9.89%	$72,032
Tangible capital	18,336	1.50	120,928	9.89	102,592
Risk-based capital	38,985	8.00	121,678	24.97	82,693
Tier 1 risk-based capital	19,492	4.00	120,928	24.82	101,436

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

The following is a reconciliation of Bank equity to regulatory capital:

	2009	2008
Bank equity	$189,188	119,587
Intangible assets	(169)	(188)
Minority interest	—	13
Accumulated other comprehensive loss	1,059	1,516

Core and tangible capital	190,078	120,928
Allowance for loan losses – general	1,681	750

Regulatory risk-based capital – computed	$191,759	121,678

(b) Federal Deposit Insurance Corporation Improvement Act (FDICIA)

FDICIA was signed into law and regulations implementing the Prompt Corrective Action provisions of FDICIA became effective on December 19, 1992. In addition to the Prompt Corrective Action requirements, FDICIA includes significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits; increased supervision by the federal regulatory agencies; increased reporting requirements for insured institutions; and new regulations concerning internal controls, accounting, and operations.

The Prompt Corrective Action provisions define specific capital categories based on an institution’s capital ratios. However, the regulators may impose higher minimum capital standards on individual institutions or may downgrade an institution from one capital category to a lower category because of safety and soundness concerns. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

The Prompt Corrective Action provisions impose certain restrictions on institutions that are undercapitalized. The restrictions imposed become increasingly more severe as an institution’s capital category declines from “undercapitalized” to “critically undercapitalized.”

At December 31, 2009 and 2008, the Bank’s core, tangible, Tier 1/risk-based, and total risk-based ratios exceeded the minimum capital thresholds for a “well-capitalized” institution. There are no conditions or events that management believes have changed the institution’s category under the capital guidelines.

The Bank is required to notify Office of Thrift Supervision (OTS) when dividends are paid to the parent company.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(22) Contingencies

The Company is involved in various claims and legal actions arising out of the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated balance sheets.

(23) Fair Value of Financial Instruments

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

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

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

Our pooled trust preferred securities are collateralized debt obligations secured by trust preferred securities issued primarily by banks and bank holding companies in the United States. The trust preferred securities market is considered to be inactive since there have been only five sales transactions of similar rated securities over the past 12 months and no new issues of pooled trust preferred securities have occurred since 2007, the fair value of our trust preferred securities was determined using a discounted cash flow analysis. The assumptions used in the discounted cash flow analysis included the following: estimated discount rates based on yields of comparably traded instruments adjusted for illiquidity and other risk factors, estimated deferral and default rates on collateral, and estimated cash flows. The discounted cash flow analysis included a review of all issuers within each collateral pool and incorporated higher deferral and default rates in the cash flow projections over the next two years and a forecast of lower deferral and default rates in later years.

The fair value of our trust preferred securities was determined by considering a range of fair value estimates provided by an independent third-party pricing service and using a discounted cash flow analysis prepared by management. The primary difference between the fair value estimate prepared by the pricing service and our discounted cash flow analysis is the discount rate. As of December 31, 2009, we utilized the yield on similarly rated high yield corporate bonds issued by banks plus a credit and liquidity premium of 4.69% to arrive at a risk-adjusted discount rate of 18.72%. Management estimated the fair value of PreTSL XXIII to be $3.74 per $100 of par value. Our pricing service used a discount rate of 21.00% for PreTSL XXIII. The pricing service provided fair value estimates of $2.41 per $100 of par value for PreTSL XXIII. Management considered the range of fair value estimates and assigned the pricing service’s estimate of fair value a 70% weight and our discounted cash flow estimate a 30% weight. We gave a greater weighting to the pricing service’s fair value estimate because of their experience in these matters as an independent third-party service provider. The fair value estimates provided by the pricing service and management’s discounted cash flow analysis resulted in a weighted fair value estimate of $2.81 per $100 of par value for PreTSL XXIII and $0.00 per $100 of par value for PreTSL XXIV. The fair value of the trust preferred securities are classified as Level 3 inputs because they are based on discounted cash flow models.

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

December 31, 2009, 2008 and 2007

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

The estimated fair values of the Company’s financial instruments are as follows:

	2009		2008
(Dollars in thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets
Cash	$135,953	135,953	11,216	11,216
Investment securities held to maturity	598,394	606,269	527,767	535,590
FHLB stock	12,348	12,348	12,348	12,348
Loans held for sale	1,084	1,084	—	—
Loans receivable, net	597,700	615,858	633,160	641,427
Accrued interest receivable	4,781	4,781	4,787	4,787
Liabilities
Deposits	$1,014,668	1,017,396	923,914	925,951
Advances from the FHLB	—	—	35,791	35,798
Securities sold under agreements to repurchase	130,200	136,029	115,200	119,860
Subordinated debentures	—	—	24,221	7,918
Accounts payable and accrued expenses	18,837	18,837	18,634	18,634
Current income taxes payable	670	670	963	963
Advance payments by borrowers for taxes and insurance	2,905	2,905	3,114	3,114

At December 31, 2009 and 2008, neither the commitment fees received on commitments to extend credit nor the fair value thereof was significant to the consolidated financial statements of the Company.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

The table below presents the balance of assets measured at fair value on a recurring basis as of December 31, 2009 and the related gains for the year then ended. There were no assets or liabilities measured at fair value as of December 31, 2008.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total Gains
Interest rate contracts, net	$—	49	—	49	49

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of December 31, 2009 and 2008 and the related losses for the years then ended:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total Losses
December 31, 2009
Impaired loans	$—	—	2,668	2,668	182
Trust preferred securities	—	—	0	0	3,481

December 31, 2008
Trust preferred securities	$—	—	998	998	2,483

(24) Parent Company Only

Presented below are the condensed balance sheet, statement of income, and statement of cash flows for Territorial Bancorp Inc.

Condensed Balance Sheet

(Dollars in thousands)	December 31, 2009

Assets
Cash	$23,705
Investment in Territorial Savings Bank	189,176
Prepaid expenses and other assets	8,260

Total assets	$221,141

Liabilities and Equity
Other liabilities	$1,470
Equity	219,671

Total liabilities and equity	$221,141

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Condensed Statement of Income

(Dollars in thousands)	Period from 7/10/09 through 12/31/09
Interest and dividend income:
Dividends from Territorial Savings Bank	$6.294
Interest-bearing deposit with Territorial Savings Bank	59
Other dividends	7

Total interest and dividend income	6,360
Interest expense:
Long-term debentures	206

Total interest expense	206
Noninterest expense:
Salaries	15
Other general and administrative expenses	778

Total noninterest expense	793
Income before income taxes and equity in undistributed earnings in subsidiaries	5,361
Income taxes	(187)

Income before equity in undistributed earnings in subsidiaries	5,548
Equity in undistributed earnings of Territorial Savings Bank, net of dividends	(1,786)

Net income	$3,762

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Condensed Statement of Cash Flows

(Dollars in thousands)	Period from 7/10/09 through 12/31/09
Cash flows from operating activities:
Net income	$3,762
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of Territorial Savings Bank, net of dividends	1,786
Amortization of fees, discounts and premiums	5
Loss on extinguishment of debt	507
ESOP expense	792
Net increase in prepaid expenses and other assets	(3,934)
Net decrease in other liabilities	(2,154)

Net cash provided by operating activities	764

Cash flows from investing activities:
Investment in Territorial Savings Bank	(61,171)

Net cash used in investing activities	(61,171)
Cash flows from financing activities:
Repayment of subordinated debt	(24,744)
Proceeds from issuance of common stock, net of cost	108,856

Net cash provided by financing activities	84,112
Net increase in cash	23,705
Cash at beginning of the period	—

Cash at end of the period	$23,705

Supplemental disclosure of noncash financing activities:

During July 2009, the Company loaned $9.8 million to the Employee Stock Ownership Plan, which was used to acquire 978,650 shares of the Company’s common stock. The loan is secured by the shares purchased and is shown as Unearned ESOP shares in the consolidated balance sheets.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(25) Unaudited Quarterly Financial Information

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Dollars in thousands, except per share data)
2009:
Interest and dividend income	$15,720	$14,964	$15,303	$15,538	$61,525
Interest expense	5,342	5,371	4,917	4,354	19,984
Net interest income	10,378	9,593	10,386	11,184	41,541
Provision for loan losses	1,102	—	10	86	1,198
Net interest income after provision for loan losses	9,276	9,593	10,376	11,098	40,343
Noninterest income	1,497	1,117	(1,426)	1,317	2,505
Noninterest expense	6,635	7,363	7,896	7,651	29,545
Income before income taxes	4,138	3,347	1,054	4,764	13,303
Income taxes	1,467	1,092	325	1,755	4,639
Net income	2,671	2,255	729	3,009	8,664
Basic earnings per share (1)	N/A	N/A	.06	.27	.77

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Dollars in thousands, except per share data)
2008:
Interest and dividend income	$14,940	$15,222	$15,519	$15,539	$61,220
Interest expense	7,031	6,272	6,023	5,921	25,247
Net interest income	7,909	8,950	9,496	9,618	35,973
Provision for loan losses	6	(2)	(13)	158	149
Net interest income after provision for loan losses	7,903	8,952	9,509	9,460	35,824
Noninterest income	1,160	1,256	1,181	(1,424)	2,173
Noninterest expense	6,329	6,579	6,969	7,126	27,003
Income before income taxes	2,734	3,629	3,721	910	10,994
Income taxes	921	1,301	1,335	237	3,794
Net income	1,813	2,328	2,386	673	7,200
Basic earnings per share	N/A	N/A	N/A	N/A	N/A

(1)	Calculated from the effective date of July 10, 2009 to the period end

(26) Subsequent Events

On February 5, 2010, the Board of Directors of Territorial Bancorp approved a quarterly cash dividend of $.05 per share of common stock. The dividend was paid on March 5, 2010 to stockholders of record as of February 19, 2010.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Not applicable.

ITEM 9A(T).	Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2009. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2009, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b) Management’s annual report on internal control over financial reporting.

This annual report does not include management’s report on internal control over financial reporting or an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our Board of Directors is comprised of six members. Our Bylaws provide that Directors are divided into three classes, with one class of Directors elected annually. Our Directors are generally elected to serve for a three-year period and until their respective successors shall have been elected and shall qualify. Our Officers are generally appointed to serve for a one-year period and until their respective successors have been chosen.

The table below sets forth certain information regarding our Board of Directors and Executive Officers who are not Directors, including the terms of office of board members.

Name	Position(s) Held With Territorial Bancorp Inc.	Age (1)	Director Since (2)	Current Term Expires	Shares Beneficially Owned (3)		Percent of Class

DIRECTORS

Allan S. Kitagawa	Chairman of the Board, President and Chief Executive Officer	64	1986	2012	60,151	(4)	*
Kirk W. Caldwell	Director	57	2007	2010	9,236		*
Howard Y. Ikeda	Director	64	1988	2011	34,300	(5)	*
David S. Murakami (6)	Director	70	2006	2011	10,900	(7)	*
Richard I. Murakami (6)	Director	82	1981	2012	10,000		*
Harold H. Ohama	Director	74	1996	2010	10,000		*

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Vernon Hirata	Vice Chairman, Co-Chief Operating Officer, General Counsel and Corporate Secretary	57			50,006	(8)	*
Ralph Y. Nakatsuka	Vice Chairman and Co-Chief Operating Officer	54			50,000		*
Karen J. Cox	Senior Vice President-Administration	64			12,684	(9)	*
Richard K.C. Lau	Senior Vice President and Chief Lending Officer	67			31,920	(10)	*
Melvin M. Miyamoto	Senior Vice President and Treasurer	56			12,784	(11)	*

All Directors and Executive Officers as a Group (11 persons)					291,981		2.39%

*	Less than 1%.
(1)	As of December 31, 2009.
(2)	Includes services with Territorial Savings Bank.
(3)	As of December 31, 2009.
(4)	Includes 25,151 shares held through the Territorial Savings Bank Profit Sharing and 401(k) Plan and 10,000 shares held by Mr. Kitagawa’s spouse.
(5)	Includes 3,200 shares held by an individual retirement account, 6,100 shares held by Mr. Ikeda’s spouse’s individual retirement account, 10,000 shares held as trustee and 4,000 held jointly with Mr. Ikeda’s child.
(6)	David S. Murakami and Richard I. Murakami are not related.
(7)	Includes 900 shares held jointly by David S. Murakami’s spouse and his children.
(8)	Represents 34,406 shares held through the Territorial Savings Bank Profit Sharing and 401(k) Plan and 15,600 shares held in trust.
(9)	Represents shares held through the Territorial Savings Bank Profit Sharing and 401(k) Plan.
(10)	Includes 10,420 shares held through the Territorial Savings Bank Profit Sharing and 401(k) Plan and 1,500 shares held by a corporation.
(11)	Represents shares held through the Territorial Savings Bank Profit Sharing and 401(k) Plan.

The Business Background of Our Directors and Executive Officers

The business experience for the past five years of each of our directors and executive officers is set forth below. The biographies of each of the nominees and continuing board members below contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Nominating Committee and the Board of Directors to determine that the person should serve as a director. Each director is also a director of Territorial Savings Bank. Unless otherwise indicated, directors and executive officers have held their positions for the past five years.

All of the nominees and directors continuing in office are long-time residents of the communities served by Territorial Bancorp Inc. and its subsidiaries and many of such individuals have operated, or currently operate, businesses located in such communities. As a result, each nominee and director continuing in office has significant knowledge of the businesses that operate in Territorial Bancorp Inc.’s market area, an understanding of the general real estate market, values and trends in such communities and an understanding of the overall demographics of such communities. Additionally, as residents of such communities, each nominee and continuing director has direct knowledge of the trends and developments occurring in such communities. As the holding company for a community banking institution, Territorial Bancorp Inc. believes that the local knowledge and experience of its directors assists Territorial Bancorp Inc. in assessing the credit and banking needs of its customers, developing products and services to better serve its customers and assessing the risks inherent in its lending operations, and provides Territorial Bancorp Inc. with greater business development opportunities. As local residents, our nominees and directors are also exposed to the advertising, product offerings and community development efforts of competing institutions which, in turn, assists Territorial Bancorp Inc. in structuring its marketing efforts and community outreach programs.

Directors:

Allan S. Kitagawa has served as Chairman of the Board and Chief Executive Officer of Territorial Savings Bank since 1986, and was named President in 2007. Mr. Kitagawa worked with American Savings and Loan Association from 1974 to 1986, including service as Executive Vice President and Chief Executive Officer of the Hawaii Division. Mr. Kitagawa is a Certified Public Accountant. Under Mr. Kitagawa’s leadership, Territorial Savings Bank has grown from $282 million in assets at December 31, 1986 to $1.4 billion at December 31, 2009, while Territorial Savings Bank’s conservative lending practices have resulted in continued low levels of non-performing assets at a time when many financial institutions are experiencing significant asset quality issues.

Kirk W. Caldwell was appointed the Managing Director of the City and County of Honolulu, Hawaii in January 2009. Prior to this appointment, Mr. Caldwell was a partner with the law firm of Ashford & Wriston, where he had worked since 1984. Much of his practice consisted of representing financial institutions, including Territorial Savings Bank. Prior to his appointment as Managing Director of the City and County of Honolulu, Mr. Caldwell also served as the majority leader of the State of Hawaii House of Representatives, and had served as a state representative since 2002. Because of his current and past positions, Mr. Caldwell is uniquely positioned to advise the Board of Directors on community and economic developments affecting the State of Hawaii and the localities in which we operate.

Howard Y. Ikeda is the President of Ikeda and Wong, CPA, Inc., an independent public accounting firm in the State of Hawaii. Mr. Ikeda is a Certified Public Accountant licensed to practice in the State of Hawaii. He has been in public accounting for 39 years. Mr. Ikeda’s professional and business experience provide the Board of Directors with valuable insight into the accounting issues Territorial Bancorp Inc. faces and in assessing strategic transactions involving Territorial Bancorp Inc. and Territorial Savings Bank. His experience as a Certified Public Accountant qualifies him to be a member of the Audit Committee as a “financial expert” for purposes of the rules and regulations of the Securities and Exchange Commission.

David S. Murakami is a Certified Residential Appraiser in the State of Hawaii, and has been the owner of DSM Appraisal Company since 1982. Mr. Murakami previously worked as a Senior Vice President-Loan Administrator with financial institutions in the State of Hawaii beginning in 1962. Mr. Murakami’s employment experience, both with financial institutions and as a Certified Residential Appraiser, gives him extensive insights into Territorial Savings Bank’s challenges and opportunities in its overall operations and lending activities. He is also well known in the local community as he was a long-time assistant coach for the highly visible University of Hawaii-Manoa baseball program.

Richard I. Murakami is the retired President of a major building, material and bonding company and previously was employed for 20 years as a Vice President of a Hawaii based commercial bank. Mr. Murakami is a well-known and respected member of the Japanese-American community. He also provides insight into the traditional savings and loan depositor as these customers constitute a significant part of the customer base of Territorial Savings Bank.

Harold H. Ohama is a licensed real estate broker and currently acts as a real estate consultant. Mr. Ohama has also served as a trustee for businesses in bankruptcy. Through his business contacts, he is aware of many of the major business transactions and real estate developments and transactions in the State of Hawaii. Mr. Ohama’s experience with real estate provides him with extensive insights into Territorial Savings Bank’s challenges and opportunities in its lending activities.

Executive Officers Who Are Not Also Directors:

Vernon Hirata has served as Territorial Savings Bank’s Vice Chairman, Co-Chief Operating Officer, General Counsel and Corporate Secretary since 2007. Mr. Hirata joined Territorial Savings Bank in 1986 as Senior Vice President/General Counsel, and was named Executive Vice President/General Counsel and Corporate Secretary in 1987. Previously, Mr. Hirata was employed at American Savings and Loan Association from 1978 to 1986, including service as Senior Vice President and General Counsel.

Ralph Y. Nakatsuka joined Territorial Savings Bank in 2007 as Vice Chairman and Co-Chief Operating Officer, and was employed at American Savings Bank from 1980 to 2007, including service as Executive Vice President of Lending and Chief Lending Officer from 1997 to 2007 and Chief Financial Officer from 1987 to 1997. Mr. Nakatsuka is a Certified Public Accountant.

Karen J. Cox has served as Senior Vice President of Administration of Territorial Savings Bank since 1984, and has been employed by Territorial Savings Bank since 1968. Ms. Cox previously worked with other financial institutions in the State of Hawaii beginning in 1964.

Richard K.C. Lau has served as Senior Vice President and Chief Lending Officer of Territorial Savings Bank since 1985. Mr. Lau was employed at other financial institutions in the State of Hawaii beginning in 1970.

Melvin M. Miyamoto has served as Senior Vice President and Treasurer of Territorial Savings Bank since 1986, and has been employed by Territorial Savings Bank since 1984. Mr. Miyamoto is a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis.

Based solely on the review of copies of the reports we have received and written representations provided to us from the individuals required to file the reports, we believe that each of our executive officers and directors has complied with applicable reporting requirements for transactions in Territorial Bancorp Inc. common stock during the year ended December 31, 2009.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that is designed to promote the highest standards of ethical conduct by our directors, executive officers and employees. The Code of Ethics and Business Conduct requires that our directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. Under the terms of the Code of Ethics and Business Conduct, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics and Business Conduct. A copy of the Code of Ethics and Business Conduct can be found in the “Investor Relations—Corporate Governance” section of our website, www.territorialsavings.net.

As a mechanism to encourage compliance with the Code of Ethics and Business Conduct, we have established procedures to receive, retain and treat complaints regarding accounting, internal accounting controls and auditing matters. These procedures ensure that individuals may submit concerns regarding questionable accounting or auditing matters in a confidential and anonymous manner. The Code of Ethics and Business Conduct also prohibits us from retaliating against any director, executive officer or employee who reports actual or apparent violations of the Code of Ethics and Business Conduct.

In addition, we have adopted a Code of Ethics for Senior Officers that is applicable to our senior financial officers, including our principal executive officer, principal financial officer, principal accounting officer and all officers performing similar functions. A copy of the Code of Ethics for Senior Officers can be found in the “Investor Relations—Corporate Governance” section of our website, www.territorialsavings.net.

Procedures to be Followed by Stockholders to Submit Recommendations for Director Candidates

During the year ended December 31, 2009, we adopted procedures for stockholders to submit recommendations for director candidates. To submit a recommendation of a director candidate to the Nominating/Corporate Governance Committee, a stockholder should submit the following information in writing to our main office of the Company, addressed to the Chairman of the Nominating/Corporate Governance Committee, care of the Corporate Secretary, 1132 Bishop Street, Suite 2200, Honolulu, Hawaii 96813:

1.	The name of the person recommended as a director candidate;

2.	All information relating to such person that is required to be disclosed in solicitations of proxies for election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934;

3.	The written consent of the person being recommended as a director candidate to being named in the proxy statement as a nominee and to serving as a director if elected;

4.	As to the stockholder making the recommendation, the name and address of such stockholder as they appear on our books; provided, however, that if the stockholder is not a registered holder of our common stock, the stockholder should submit his or her name and address along with a current written statement from the record holder of the shares that reflects ownership of our common stock; and

5.	A statement disclosing whether such stockholder is acting with or on behalf of any other person and, if applicable, the identity of such person.

In order for a director candidate to be considered for nomination at our annual meeting of stockholders, the recommendation must be received by the Nominating/Corporate Governance Committee by January 1 of the year in which the election is proposed.

Audit Committee

Messrs. Ikeda (Chairman), Ohama and Richard I. Murakami serve as members of the Audit Committee and each is an “independent” director as defined in applicable rules of the Nasdaq listing standards. The Board of Directors has designated Mr. Ikeda as an “Audit Committee Financial Expert” for the Audit Committee, as that term is defined by the rules and regulations of the Securities and Exchange Commission.

ITEM 11.	Executive Compensation

Director Fees

Each of Territorial Savings Bank’s outside directors receives an annual retainer for board meetings of $32,000 per year and an annual retainer for committee meetings of $2,400 per year. Each of Territorial Bancorp Inc.’s outside directors receives an annual retainer for board meetings of $5,000 per year and an annual retainer for committee meetings of $600 per year. The retainer fees are increased to the following amounts for the following committees: the Chairman of Territorial Savings Bank’s Audit Committee receives a committee retainer of $2,600 and the Chairman of Territorial Bancorp Inc.’s Audit Committee receives a committee retainer of $8,400; the Chairman of Territorial Savings Bank’s Compensation Committee receives a committee retainer of $4,800 and the Chairman of Territorial Bancorp Inc.’s Compensation Committee receives a committee retainer of $1,200 and the Vice-Chairman of Territorial Savings Bank’s Compensation Committee receives a committee retainer of $3,200 and the Vice-Chairman of Territorial Bancorp Inc.’s Compensation Committee receives a committee retainer of $800. Receipt of full retainer payments is based upon a director attending at least 75% of board or committee meetings, as applicable, with reductions for the failure to attend such number of board or committee meetings.

The following table sets forth for the year ended December 31, 2009 certain information as to the total remuneration we paid to our directors. Beginning in 2009, Mr. Kitagawa no longer received separate director fees. Information with respect to director fees paid to Mr. Kitagawa for the years ended December 31, 2008 and 2007 is included below in “Executive Officer Compensation—Summary Compensation Table.”

Director Compensation Table For the Year Ended December 31, 2009
Name	Fees earned or paid in cash ($)	Total ($)
David S. Murakami	$42,548	$42,548
Richard I. Murakami	43,898	43,898
Howard Y. Ikeda	51,632	51,632
Harold H. Ohama	46,948	46,948
Kirk W. Caldwell	44,312	44,312

Compensation Discussion and Analysis

Compensation Philosophy and Objectives. Our Compensation Committee has the responsibility for establishing and reviewing our compensation philosophy and objectives. In this role, the Compensation Committee has sought to design a compensation structure that attracts and retains qualified and experienced officers and, at the same time, is reasonable and competitive, taking into account both short and long-term incentives. Prior to our initial public offering, our compensation consisted primarily of cash compensation, salary and bonuses, and retirement benefits. As a public company, we intend to adopt a stock-based benefit plan, subject to stockholder approval at the 2010 annual meeting of stockholders. We expect that this stock-based plan will help us to attract and retain employees consistent with our growth plans as well as providing longer term incentives. We also expect that this stock-based benefit plan will play a significant role in our future compensation considerations, particularly for our named executive officers (we refer to Allan S. Kitagawa, Chairman of the Board, President and Chief Executive Officer, Melvin M. Miyamoto, Senior Vice President and Treasurer, Vernon Hirata, Vice Chairman, Co-Chief Operating Officer, General Counsel and Corporate Secretary, Ralph Y. Nakatsuka, Vice Chairman, Co-Chief Operating Officer and Richard K.C. Lau, Senior Vice President and Chief Lending Officer, as our named executive officers).

Role of Executive Officers and Management. Mr. Kitagawa, our Chairman of the Board, President and Chief Executive Officer, provides recommendations to the Compensation Committee on matters of compensation philosophy, plan design and the general guidelines for employee compensation, however, Mr. Kitagawa does not vote on and is not present for any discussion of his own compensation. These recommendations are then considered by the Compensation Committee. During 2009, consistent with our amended Compensation Committee Charter, Mr. Kitagawa did not attend Compensation Committee meetings where his compensation was discussed. Certain members of our management team participate in the Compensation Committee meetings to provide information to the committee on an as-needed basis.

During 2009, we retained Amalfi Consulting, LLC, a nationwide benefits consulting firm, to review our compensation structure and levels of compensation. Amalfi Consulting reviewed our compensation practices, including salary and bonus in comparison to a number of different peer groups including approximately 14 bank and thrift institutions. Amalfi Consulting also assisted the Compensation Committee in reviewing our cash bonus program and supplemental executive retirement plans. We believe these programs properly allocate cash compensation between long-term and currently paid compensation. The Compensation Committee considered Amalfi Consulting’s review of compensation levels in establishing the compensation amounts for the named executive officers in 2009.

Elements of Executive Compensation. The compensation we provide to our named executive officers and other employees primarily consists of the following:

•	annual base salary;

•	annual cash bonuses which, for certain executives, are based on specified goals and benchmarks designated each year and for other executives are discretionary;

•	retirement benefits, which are determined without regard to gains from other elements of compensation; and

•	perquisites and other personal benefits.

When setting the compensation of Messrs. Kitagawa, Hirata and Nakatsuka, the Compensation Committee generally seeks to provide total compensation (base salary, incentive payments under our Equity Incentive Plan, accruals under our Supplemental Executive Retirement Agreements and our Pension Plan, and all other compensation) for these executive officers at the 50 th to the 75th percentiles of total compensation for our peer group. Subjective adjustments can be made based on Territorial Savings Bank’s financial performance or an officer’s experience or proven contribution to Territorial Savings Bank over time. Compensation for Messrs. Miyamoto and Lau is determined without reference to targets or peer group information.

For 2009, the Compensation Committee reviewed publicly available information for the three highest paid officers of the Coast Peer Group companies (described below in “—Peer Group Information”) paid during the year ended December 31, 2007 (aged to reflect a 4% general market increase in compensation), as provided by Amalfi Consulting. Total compensation (including salary, annual cash bonuses/incentives, equity awards, all other compensation and retirement benefits) for the three highest paid officers of these companies, for each of the 50th and 75th percentiles, were as follows:

Officer	Total Peer Group Compensation
	50th Percentile	75th Percentile
Highest Paid	$1,293,900	$1,698,300
Second Highest Paid	730,000	898,300
Third Highest Paid	490,700	725,100

Total	$2,514,600	$3,321,700

The following table provides the potential total compensation that could have been received by Messrs. Kitagawa, Hirata and Nakatsuka for 2009 based upon estimates prepared by Amalfi Consulting as of January 2009.

Officer	Total Compensation Based Upon Incentive Payments of
	35% of Base Salary	70% of Base Salary
Allan S. Kitagawa	$1,807,400	$2,195,500
Vernon Hirata	605,800	744,400
Ralph Y. Nakatsuka	534,200	672,800

Total	$2,947,400	$3,612,700

In reviewing the reasonableness of the potential compensation for our officers for 2009 compared to the compensation of the peer group for 2007 aged to reflect a 4% general market increase in compensation, the Compensation Committee considered that officer compensation would be paid one year after the peer group information. The peer group information was not adjusted to reflect regular salary increases, inflation or other adjustments that would have increased the peer group compensation during this one-year period. Additionally, in reviewing the reasonableness of the potential compensation for Mr. Kitagawa, the Compensation Committee considered non-formula criteria discussed under “—Base Salary.” For a discussion of the determination of the individual components, see “—Base Salary,” “—Cash Bonuses under our Executive Incentive Compensation Plan,” “Pension Benefits—Supplemental Executive Retirement Agreements,” “Pension Benefits—Pension Plan” and “Retirement Plans and Other Benefits—Perquisites.”

Base Salary. Base salary is the primary source of compensation for services performed during the year for all employees. Base salary ranges for named executive officers are determined based on the executive’s position and performance and, for Messrs. Kitagawa, Hirata and Nakatsuka, compensation levels paid by our peers to executives in similar positions.

During its review of base salaries for executives, the Compensation Committee primarily considers:

•	market data for peer institutions, direct competitors and publicly held businesses located in Hawaii;

•	internal review of the executive’s compensation, both individually and relative to other officers;

•	individual performance of the executive;

•	qualifications and experience of the executive; and

•	our financial condition and results of operations, including the tax and accounting impact of particular forms of compensation.

Base salaries are reviewed annually and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

For 2009, Amalfi Consulting provided peer group information with respect to the three highest paid officers of the peer group companies. Base salaries for each of the 50th and 75th percentiles were as follows:

Officer	Base Salary Compensation
	50th Percentile	75th Percentile
Highest Paid	$477,800	$556,500
Second Highest Paid	273,000	312,000
Third Highest Paid	229,900	241,500

Total	$980,700	$1,110,000

Base salaries established for Messrs. Kitagawa, Hirata and Nakatsuka for 2009 were $801,954, $282,555 and $282,555. Mr. Kitagawa’s base salary significantly exceeds the 75th percentile of base salaries set forth above for the highest paid officer of the peer group companies. The Compensation Committee’s determination to pay this level of base salary was based upon non-formula criteria, including

Mr. Kitagawa’s considerable experience in the banking industry and his contribution to Territorial Savings Bank as Chairman of the Board and Chief Executive Officer over the course of more than 20 years. Mr. Hirata’s base salary was near the 75th percentile of base salaries set forth above for the second highest paid officer of the peer group companies, and reflects his considerable experience in the banking industry and his contribution to Territorial Savings Bank over the course of more than 20 years. Mr. Nakatsuka’s base salary was established at the same level as Mr. Hirata’s base salary, reflecting Mr. Nakatsuka’s position with Territorial Savings Bank as well as his considerable experience in the banking industry.

Cash Bonuses under our Executive Incentive Compensation Plan. Messrs. Kitagawa, Hirata and Nakatsuka are eligible to receive an annual cash bonus under our Executive Incentive Compensation Plan. Messrs. Miyamoto and Lau do not participate in the Executive Incentive Compensation Plan. The amount of the bonuses paid for 2009 under the Executive Incentive Compensation Plan is included in the Summary Compensation Table in the column labeled “Non-Equity Incentive Plan Compensation.” For 2009, under the Executive Incentive Compensation Plan, the amount of the incentive cash bonus could range from 0% to 70% of an executive’s salary, based on the following three components:

•

an award of up to 35% of the executive’s salary amount based on return on assets and return on equity targets (for the first six months of 2009), equally weighted between these two measurements, and return on assets targets for the second six months of 2009;

•	an award of up to 21% of an executive’s salary based on non-financial goals for each year; and

•	an award of up to 14% of an executive’s salary based on our long-term performance.

The target and maximum bonus opportunities are established so that the total compensation package for Messrs. Kitagawa, Hirata and Nakatsuka described above under “—Elements of Executive Compensation” may fall between the 50th to the 75th percentiles of total compensation for our peer group, such that satisfying target performance goals would generally result in total compensation of approximately the 50th percentile of peer group total compensation, while superior performance would generally result in total compensation of approximately the 75th percentile of peer group total compensation.

For 2010, the Compensation Committee has determined to increase the maximum amount payable under the long-term performance component under the Executive Incentive Compensation Plan from 14% of base salary to 44% of base salary, thus increasing the maximum bonus payable under the Executive Incentive Compensation Plan from 70% of base salary to 100% of base salary.

For the first half of 2009, return on assets and return on equity targets were established at the 50th percentile of Territorial Savings Bank’s peer groups (as described below in “—Peer Group Information”), calculated at a bank-only level. For the first half of 2009, peer group information was provided in Federal Deposit Insurance Corporation Quarterly Reports. For the second half of 2009, return on assets targets were established at the 50th percentile of Territorial Savings Bank’s peer groups, calculated at a holding company consolidated level. For the second half of 2009, Amalfi Consulting, LLC provided peer group information that was published in earnings releases and other publicly available information as of February 23, 2010, resulting in certain peer group information that was not yet publicly available being excluded from the calculation of the performance ranges. Performance goals are calculated at a threshold, target and maximum achievement level. No award is paid if actual results are below the threshold level. For 2009, the Compensation Committee reviewed peer groups information weighted as follows: Coast Peer Group—40%, Loan Composition Peer Group—30% and OTS Peer Group—30%. Peer group information was calculated for both financial institution-only performance and for holding company performance, allocated to reflect that we were in the holding company structure for only a portion of the year.

These weightings resulted in the following performance ranges:

Performance Measure	Threshold	Target	Maximum
Bank-only Return on Assets for First Six Months of 2009	0.43%	0.50%	0.58%
Bank-only Return on Equity for First Six Months of 2009	3.05%	3.59%	4.13%
Consolidated Return on Assets for Second Six Months of 2009	0.32%	0.38%	0.44%

Territorial Savings Bank’s return on assets and return on equity for the first six months of 2009 were 0.80% and 8.61%, respectively, and Territorial Bancorp Inc.’s consolidated return on assets for the second six months of 2009 was 0.54%. Therefore, our Compensation Committee awarded $280,684, $98,894 and $98,894 to Messrs. Kitagawa, Hirata and Nakatsuka, respectively. These amounts represent the maximum amount payable for this portion of the bonus (35% of base salary for Messrs. Kitagawa, Hirata and Nakatsuka, respectively).

In 2008, Territorial Savings Bank also paid the maximum bonus to Messrs. Kitagawa, Hirata and Nakatsuka under this portion of the Executive Incentive Compensation Plan, which was 35% of their 2008 base salary.

For 2010, it is expected that this portion of the cash incentive award will be based only on a return on assets target, which will continue to be established at the 50th percentile of Territorial Savings Bank’s peer group, calculated for holding company performance.

For 2009, Messrs. Kitagawa, Hirata and Nakatsuka were eligible to earn a bonus up to 21% of base salary by meeting each of the following non-financial goals (with a maximum bonus of 10.5% of salary for meeting each of the following goals):

•	successful completion of Territorial Mutual Holding Company’s mutual-to-stock conversion; and

•

achieving actions outlined for 2009 in our interest rate risk reduction plan. Specifically, the improvement of Territorial Savings Bank’s interest rate risk position by one classification according to calculations provided by the Office of Thrift Supervision on a quarterly basis (which is one component of an interest rate classification established by an Office of Thrift Supervision regulatory examination report).

The Compensation Committee determined that each of these goals was met. Based on this performance, our Compensation Committee awarded $168,410, $59,337 and $59,337 to Messrs. Kitagawa, Hirata and Nakatsuka, respectively. These amounts represent the maximum amount payable for this portion of the bonus (21% of base salary for Messrs. Kitagawa, Hirata and Nakatsuka, respectively).

In 2008, Territorial Savings Bank also paid the maximum bonus to Messrs. Kitagawa, Hirata and Nakatsuka under this portion of the Executive Incentive Compensation Plan, which was 21% of their 2008 base salary.

For 2010, non-financial goals will consist of achieving actions outlined for 2010 in our interest rate risk reduction plan (which would be maintaining our current interest rate risk classification according to calculations provided by the Office of Thrift Supervision on a quarterly basis) and conducting the testing of internal controls by year-end 2010 as required by the Sarbanes-Oxley Act of 2002.

For 2009, long-term goals consisted of achieving a three-year average return on assets with a target equal to the 50th percentile of Territorial Savings Bank’s peer group over the same three-year period, and includes performance goals at a threshold, target and maximum achievement level. No award is paid if actual results are below the threshold level. Threshold, target and maximum achievement levels are based upon peer group information, and the peer groups were weighted in the same manner as described above for determining return on assets and return on equity targets, including an allocation for 2009 for both financial institution-only performance and for holding company performance, which resulted in the following range:

Performance Measure	Threshold	Target	Maximum
Return on Assets	0.37%	0.44%	0.51%

Territorial Savings Bank’s three-year average return on assets for 2007, 2008 and 2009 was 0.69%. Based on this performance, which exceeded the maximum target for 2009, our Compensation Committee awarded $112,274, $39,558 and $39,558 to Messrs. Kitagawa, Hirata and Nakatsuka, respectively. These amounts represent the maximum amount payable for this portion of the bonus (14% of base salary for Messrs. Kitagawa, Hirata and Nakatsuka, respectively).

In 2008, Territorial Savings Bank also paid the maximum bonus to Messrs. Kitagawa, Hirata and Nakatsuka under this portion of the Executive Incentive Compensation Plan, which was 14% of their 2008 base salary.

For 2009 return on assets, the Compensation Committee adjusted the return on assets to reflect prior reductions for other-than-temporary impairment charges for trust preferred securities, which charges were recognized in two different years because of changes in accounting rules.

The Compensation Committee has determined that the terms of the Executive Incentive Compensation Plan are appropriate in comparison to the bonuses paid to employees with the same position at comparable organizations, as reported in publicly available salary surveys, as well as in the 2009 Amalfi Consulting Survey that was specifically prepared for us. The Compensation Committee also considers the overall market for executive officer level positions at publicly held businesses located in Hawaii. Cash bonuses paid under the Executive Incentive Compensation Plan are approved by the Compensation Committee.

Discretionary Cash Bonuses. Messrs. Miyamoto and Lau are eligible to receive an annual cash bonus, the amount of which is discretionary and is not determined by a written cash bonus plan. Messrs. Kitagawa, Hirata and Nakatsuka do not receive any discretionary cash bonuses. The amount of the bonuses paid for 2009 to Messrs. Miyamoto and Lau are included in the Summary Compensation Table in the column labeled “Bonus.” These discretionary cash bonuses are recommended by the President and Chief Executive Officer and approved by the Compensation Committee. The President and Chief Executive Officer’s recommendation was based on subjective consideration of each of these senior executive’s contribution to our organization, and was not based on a formula or other pre-established criteria.

Peer Group Information. A peer group survey prepared for us in 2007 contained data from four peer groups that we use as a reference to assess our competitive position with respect to the overall compensation paid to Messrs. Kitagawa, Hirata and Nakatsuka. For 2009, we used this 2007 peer group, revised only to reflect financial institutions that were no longer operating entities, either due to mergers or otherwise. This survey utilized data from the following peer groups of $1 billion to $5 billion in assets:

•	an Office of Thrift Supervision peer group that consists of 27 organizations,

•	a coast peer group, that consists of banks that are located on either the east or west coast (consisting of 14 institutions, which are a sub-set of the OTS peer group),

•

a loan composition peer group, comprised of financial institutions that have the highest concentration of loans secured by residential real estate and consumer loans (consisting of 14 institutions, which are a sub-set of the OTS peer group), and

•	Hawaiian public organizations, that consists of 11 publicly traded organizations located in Hawaii.

The coast peer group consisted of the following institutions:

Boston Private Financial Holdings, Inc.	Kearny Financial Corp. (MHC)
Brookline Bancorp, Inc.	OceanFirst Financial Corp.
Charter Financial Corporation (MHC)	Provident Financial Holdings, Inc.
Dime Community Bancshares, Inc.	Provident New York Bancorp
First Financial Holdings, Inc.	TrustCo Bank Corp NY
Flushing Financial Corporation	United Financial Bancorp, Inc.
Harrington West Financial Bancorp, Inc.	WSFS Financial Corporation

The loan composition peer group consisted of the following institutions:

Bank Mutual Corporation	OceanFirst Financial Corp.
Boston Private Financial Holdings, Inc.	Provident Financial Holdings, Inc.
Brookline Bancorp, Inc.	Provident New York Bancorp
Charter Financial Corporation (MHC)	Pulaski Financial Corp.
First Financial Holdings, Inc.	TrustCo Bank Corp. NY
First Place Financial Corp.	United Financial Bancorp, Inc.
Kearny Financial Corp. (MHC)	ViewPoint Financial Group (MHC)

The Office of Thrift Supervision peer group consisted of the following institutions:

Anchor BanCorp Wisconsin Inc.	Kearny Financial Corp. (MHC)
BankFinancial Corporation	NASB Financial, Inc.
Bank Mutual Corporation	OceanFirst Financial Corp.
Boston Private Financial Holdings, Inc.	Provident Financial Holdings, Inc.
Brookline Bancorp, Inc.	Provident New York Bancorp
CFS Bancorp, Inc.	Pulaski Financial Corp.
Charter Financial Corporation (MHC)	Superior Bancorp
Dime Community Bancshares, Inc.	TierOne Corporation
First Defiance Financial Corp.	TrustCo Bank Corp NY
First Financial Holdings, Inc.	United Financial Bancorp, Inc.
First Place Financial Corp.	United Western Bancorp, Inc.
Flushing Financial Corporation	ViewPoint Financial Group (MHC)
Harrington West Financial Group, Inc.	WSFS Financial Corporation
HMN Financial, Inc.

The Hawaiian public organization peer group consisted of the following institutions:

Alexander & Baldwin, Inc.	Hawaiian Holdings, Inc.
Bank of Hawaii Corp.	Hawaiian Telcom Communications, Inc.
Barnwell Industries	Hoku Scientific, Inc.
Central Pacific Financial Corp.	Maui Land & Pineapple Co.
Cyanotech Corp.	MI Macadamia Orchards -LP
Hawaiian Electric Industries

Employment Agreements. We maintain employment agreements with Messrs. Kitagawa, Hirata and Nakatsuka, which provide severance payments in the event of involuntary or good reason termination of employment or termination following a change in control. The rationale for providing these payments is to provide security for our key executives and stability among our senior management team. For a discussion of these agreements and the payments that would be received by the named executive officers under certain scenarios with respect to those agreements, see “—Employment Agreements” below.

Retirement Plans and Other Benefits

401(k) Plan. We also provide all of our employees, including our named executive officers, with tax-qualified retirement benefits through our 401(k) plan. All employees who meet the age and service requirements may participate in the 401(k) plan on a non-discriminatory basis. We provide a 401(k) match equal to at least 5% of a participant’s salary deferral and we may exercise our discretion to increase the amount of the match.

Employee Stock Ownership Plan. In connection with our stock offering, we implemented an employee stock ownership plan (“ESOP”), using the proceeds of a loan from Territorial Bancorp Inc. to purchase Territorial Bancorp Inc. common stock pursuant to applicable regulatory guidelines. The ESOP provides our employees with additional retirement savings in the form of our common stock and encourages employee ownership in Territorial Bancorp Inc. See “—Tax-Qualified Benefit Plans—Employee Stock Ownership Plan” for further description of the terms of the employee stock ownership plan.

Supplemental Employee Stock Ownership Plan. Territorial Savings Bank adopted the Supplemental Employee Stock Ownership Plan (“Supplemental ESOP”) effective January 1, 2009 to provide certain executives with benefits that they otherwise would be entitled to under the tax-qualified ESOP, but for limitations imposed by the Internal Revenue Code. During 2009, three employees participated in the Supplemental ESOP. The Compensation Committee of the Board of Directors of Territorial Savings Bank administers the Supplemental ESOP. Each year, participants in the Supplemental ESOP are credited with a dollar amount equal to the difference between the value of the shares of Territorial Bancorp Inc. common stock that would have been allocated to the participant under the tax-qualified ESOP, but for the limitations imposed by the Internal Revenue Code, and the actual value of shares of Territorial Bancorp Inc. common stock allocated to the participant under the ESOP for the relevant plan year. Participants in the Supplemental ESOP may direct the investment of their Supplemental ESOP accounts among a select group of broadly diversified mutual funds selected by the Compensation Committee. Benefits are generally payable in a cash lump sum within 90 days of the first to occur of (i) the participant’s separation from service; (ii) the participant’s death; (iii) the participant’s disability; or (iv) a change in control of Territorial Savings Bank or Territorial Bancorp Inc., but, in order to comply with Section 409A of the Internal Revenue Code, payments will be delayed for six months for any “specified employee” (as defined in Section 409A of the Internal Revenue Code).

Supplemental Executive Retirement Agreement. We provide supplemental executive retirement benefits for Messrs. Kitagawa, Hirata and Nakatsuka. We provide these retirement benefits in order to remain competitive and to attract and retain these executive officers. See “—Pension Benefits—Supplemental Executive Retirement Agreements” for further description of the terms of the agreements.

Perquisites. We offer various fringe benefits to all of our employees, including our named executive officers, including group policies for medical insurance. We provide individual coverage to employees, with the employee being responsible for a portion of the premium. Our named executive officers are provided with an automobile or automobile allowance, life insurance, long-term care insurance and long-term disability insurance. In addition, for some of our named executive officers (Messrs. Kitagawa, Hirata and Nakatsuka) we pay club dues and provide cellular phone reimbursement and spousal travel. The Compensation Committee believes these benefits are appropriate and assist these officers in fulfilling their employment obligations.

Pension Plan. In 2008, we froze our tax-qualified defined benefit plan such that no further benefit accruals will be earned after December 31, 2008; however, participants will continue to earn vesting credit. We made this change because many of our peer banks have also frozen or terminated their defined benefit pension plans, and we have found that a 401(k) plan is a more attractive retirement vehicle in recruiting employees.

Tax and Accounting Implications. In consultation with our advisors, we evaluate the tax and accounting treatment of each of our compensation programs at the time of adoption and on an annual basis to ensure that we understand the financial impact of the program. Our analysis includes a detailed review of recently adopted and pending changes in tax and accounting requirements. As part of our review, we consider modifications and/or alternatives to existing programs to take advantage of favorable changes in the tax or accounting environment or to avoid adverse consequences. To preserve maximum flexibility in the design and implementation of our compensation program, we have not adopted a formal policy that requires all compensation to be tax deductible. However, to the greatest extent possible, it is our intent to structure our compensation programs in a tax efficient manner.

Review of Risk Related to Compensation Policies and Procedures. The Compensation Committee of the Board of Directors is responsible for the oversight of employee compensation policies and procedures, including the determination of whether any material risk is imposed on Territorial

Bancorp Inc. from our compensation policies and procedures. The Compensation Committee has reviewed our compensation policies and procedures, including those related to the payment of commissions and bonuses, and believes that any risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on Territorial Bancorp Inc. and Territorial Savings Bank.

Executive Officer Compensation

Summary Compensation Table. The table below summarizes the total compensation paid to or earned by our named executive officers for the years ended December 31, 2009, 2008 and 2007.

Name and principal position	Year	Salary (1)	Bonus (2)	Non-Equity Incentive Plan Compensation (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (4)	All Other Compensation		Total

Allan S. Kitagawa Chairman of the Board, President and Chief Executive Officer	2009	$801,954	$—	$561,368	$716,517	$147,489	(5)	$2,227,328
	2008	766,080	—	527,436	661,907	22,297		1,977,720
	2007	738,800	—	152,880	613,212	25,508		1,530,400

Melvin M. Miyamoto Senior Vice President and Treasurer (principal financial officer)	2009	$130,208	45,572	—	33,945	34,794	(6)	244,519
	2008	123,073	37,560	—	33,945	19,395		213,973
	2007	118,619	14,513	—	31,621	19,713		184,466

Vernon Hirata Vice Chairman, Co-Chief Operating Officer, General Counsel and Corporate Secretary	2009	$282,555	—	197,789	158,035	67,464	(7)	705,843
	2008	269,100	—	188,370	123,912	23,662		605,044
	2007	260,000	—	54,600	169,589	26,200		510,389

Ralph Y. Nakatsuka Vice Chairman and Co-Chief Operating Officer	2009	$282,555	—	197,789	123,766	62,570	(8)	666,680
	2008	269,100	—	188,370	111,820	16,985		586,275
	2007	121,333	—	54,600	—	12,792		188,725

Richard K.C. Lau Senior Vice President and Chief Lending Officer	2009	$152,776	45,832	—	55,128	40,836	(9)	294,572
	2008	144,057	44,070	—	49,375	20,695		258,197
	2007	138,752	16,946	—	44,343	19,826		219,867

(footnotes begin on following page)

(footnotes from previous page)

(1)	For Mr. Kitagawa, includes fees relating to service as Chairman of the Board. Mr. Nakatsuka was hired on July 12, 2007 and his annual base salary for 2007 was $260,000.
(2)	The amounts in this column represent discretionary cash bonuses.
(3)	The amounts in this column represent the dollar value of the cash bonus incentives earned under the executive incentive compensation plan.
(4)	For 2009, the amounts in this column for Mr. Kitagawa represent a change in value of $65,529 for the pension plan, $618,722 for the supplemental executive retirement agreement and $32,266 for above-market earnings (defined for these purposes as the difference between 7%, which is the annual amount of interest paid on the deferred account balances, and 5.02%, which is 120% of the applicable federal long-term rate), for Mr. Miyamoto a change in value of $33,945 for the pension plan, for Mr. Hirata a change in value of $53,796 for the pension plan, $98,338 for the supplemental executive retirement agreement and $5,901 for above-market earnings, for Mr. Nakatsuka a change in value of $1,939 for the pension plan, $121,827 for the supplemental executive retirement agreement and $0 for above-market earnings and for Mr. Lau a change in value of $55,128 for the pension plan. For 2008, the amounts in this column for Mr. Kitagawa represent a change in value of $65,529 for the pension plan, $571,249 for the supplemental executive retirement agreement and $25,129 for above-market earnings (defined for these purposes as the difference between 7%, which is the annual amount of interest paid on the deferred account balances, and 5.35%, which is 120% of the applicable federal long-term rate), for Mr. Miyamoto a change in value of $33,945 for the pension plan, for Mr. Hirata a change in value of $53,796 for the pension plan, $65,520 for the supplemental executive retirement agreement and $4,596 for above-market earnings, for Mr. Nakatsuka a change in value of $1,939 for the pension plan, $109,881 for the supplemental executive retirement agreement and $0 for above-market earnings and for Mr. Lau a change in value of $49,375 for the pension plan. For 2007, the amounts in this column for Mr. Kitagawa represent a change in value of $61,695 for the pension plan, $550,032 for the supplemental executive retirement agreement and $1,485 for above-market earnings (defined for these purposes as the difference between 7%, which is the annual amount of interest paid on the deferred account balances, and 5.51%, which is 120% of the applicable federal long-term rate), for Mr. Miyamoto a change in value of $31,621 for the pension plan, for Mr. Hirata a change in value of $49,962 for the pension plan, $119,355 for the supplemental executive retirement agreement and $272 for above-market earnings and for Mr. Lau a change in value of $44,343 for the pension plan. Mr. Miyamoto and Mr. Lau do not participate in a supplemental executive retirement agreement.
(5)	Includes $1,660 for 401(k) plan matching contributions, $1,533 for long-term care premiums, $4,465 for health insurance premiums, $1,323 for long-term disability insurance premiums, $755 for basic life insurance premiums, $2,612 for personal use of company automobile, $9,453 for club dues and fees, $1,339 for cell phone reimbursement, $3,774 for spousal travel expense, $22,146 for ESOP allocations, and $98,429 for non-qualified supplemental ESOP allocations.
(6)	Includes $1,660 for 401(k) plan matching contributions, $772 for long-term care premiums, $4,465 for health insurance premiums, $631 for long-term disability insurance premiums, $505 for basic life insurance premiums, $7,200 for automobile allowance, $3,600 for parking, and $15,961 for ESOP allocations.
(7)	Includes $1,660 for 401(k) plan matching contributions, $1,195 for long-term care premiums, $3,167 for health insurance premiums, $1,323 for long-term disability insurance premiums, $755 for basic life insurance premiums, $12,410 for personal use of company automobile, $1,572 for club dues and fees, $1,008 for cell phone reimbursement, $1,730 for spousal travel expense, $22,146 for ESOP allocations, and $20,498 for non-qualified supplemental ESOP allocations.
(8)	Includes $1,660 for 401(k) plan matching contributions, $1,231 for long-term care premiums, $6,312 for health insurance premiums, $1,323 for long-term disability insurance premiums, $755 for basic life insurance premiums, $2,589 for personal use of company automobile, $3,571 for club dues and fees, $540 for cell phone reimbursement, $1,781 for spousal travel expense, $22,146 for ESOP allocations, and $20,662 for non-qualified supplemental ESOP allocations.
(9)	Includes $1,660 for 401(k) plan matching contributions, $1,185 for long-term care premiums, $4,465 for health insurance premiums, $741 for long-term disability insurance premiums, $379 for basic life insurance premiums, $7,200 for automobile allowance, $4,500 for parking, $1,967 for club dues and fees and $18,739 for ESOP allocations.

Plan-Based Awards. The following table sets forth for the year ended December 31, 2009 certain information as to grants of plan-based awards for the named executive officers under the terms of the Executive Incentive Compensation Plan. For the year ended December 31, 2009, payments were paid in February 2010 in the amounts listed in the “Summary Compensation Table.” For a discussion of this plan, see “Compensation Discussion and Analysis—Cash Bonuses under our Executive Incentive Compensation Plan” and “Executive Officer Compensation—Executive Incentive Compensation Plan.”

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Allan S. Kitagawa	(1)	$—	$280,683	$561,368
Melvin M. Miyamoto	—	—	—	—
Vernon Hirata	(1)	—	98,894	197,789
Ralph Y. Nakatsuka	(1)	—	98,894	197,789
Richard K.C. Lau	—	—	—	—

(1)	On an annual basis, Messrs. Kitagawa, Hirata and Nakatsuka are eligible to receive incentive cash bonuses under the Executive Incentive Compensation Plan. Mr. Miyamoto and Mr. Lau do not participate in the plan.

Employment Agreements. Territorial Savings Bank has entered into separate employment agreements with Messrs. Kitagawa, Hirata and Nakatsuka (referred to below as the “executives” or “executive”). Upon completion of the conversion, Territorial Bancorp Inc. entered into separate employment agreements with each executive, which have essentially identical provisions as the Territorial Savings Bank agreements, except that the employment agreements will provide that Territorial Bancorp Inc. will make any payments not made by Territorial Savings Bank under its agreements with the executives and that the executives will not receive any duplicate payments. Our continued success depends to a significant degree on the skills and competence of these officers, and the employment agreements are intended to ensure that we maintain a stable management base following the offering. The discussion below addresses the employment agreements for each executive with Territorial Savings Bank and Territorial Bancorp Inc.

The employment agreements each provide for three-year terms, subject to annual renewal by the Board of Directors for an additional year beyond the then-current expiration date. The 2009 base salaries under the employment agreements are $801,954 for Mr. Kitagawa, $282,555 for Mr. Hirata and $282,555 for Mr. Nakatsuka. The agreements also provide for participation in employee benefit plans and programs maintained for the benefit of senior management personnel, including discretionary bonuses, participation in stock-based benefit plans, and certain fringe benefits as described in the agreements.

Upon termination of an executive’s employment for cause, as defined in each of the agreements, the executive will receive no further compensation or benefits under the agreement. If we terminate the executive for reasons other than for cause or if the executive terminates voluntarily under specified circumstances that constitute constructive termination, the executive will receive an amount equal to the base salary and cash bonus and employer contributions to benefit plans that would have been payable for the remaining term of the agreement. We will also continue to pay for each executive’s life, health and dental coverage for up to three years, with the executive responsible for his share of the employee premium.

If the executive terminates employment for any reason other than for cause within 12 months following a change in control, the executive will receive the greater of (a) the amount he would have received if we terminated the executive for a reason other than for cause or if the executive voluntarily terminated under specified circumstances that constitute constructive termination (as described in the immediately preceding paragraph), or (b) three times his prior five-year average of taxable compensation less one dollar. We will also continue to pay for each executive’s life, health and dental coverage for up to three years, with the executive responsible for his share of the employee premium.

Upon termination of employment (other than a termination in connection with a change in control), each executive will be required to adhere to a one-year non-competition provision. The executive will be required to release us from any and all claims in order to receive any payments and benefits under their agreements. We will agree to pay all reasonable costs and legal fees of the executives in relation to the enforcement of the employment agreements, provided the executives succeed on the merits in a legal judgment, arbitration proceeding or settlement. The employment agreements also provide for indemnification of the executives to the fullest extent legally permissible.

Separation Pay Plan. The Territorial Savings Bank Separation Pay Plan provides severance benefits to eligible employees whose employment is involuntarily terminated within 24 months after a change in control of Territorial Bancorp Inc. All regular employees who do not receive severance pay under an employment or change in control agreement are participants in this plan. Terminated employees will receive a severance payment of one month of base compensation for each year of service, up to a maximum of 24 months of base compensation, and employees who are at the level of Senior Vice President or above will receive a minimum severance payment of 12 months of base compensation. In addition, terminated employees who are at the level of senior vice president and above will also be eligible to continue to participate in our health insurance plan for up to one year, with the employee responsible for his share of the employee premium.

Executive Incentive Compensation Plan. Territorial Savings Bank maintains the Executive Incentive Compensation Plan (the “EICP”). Messrs. Kitagawa, Hirata and Nakatsuka are currently the only participants in the EICP. The purpose of the EICP is to provide structured annual bonuses to key management personnel for their contributions to the achievement of strategic organizational objectives of Territorial Savings Bank. The participants’ bonuses are determined based on bank-wide performance measures, non-financial goals and Territorial Savings Bank’s long-term performance. For 2009, the bank-wide performance measures are based on Territorial Savings Bank’s return on assets and return on equity. The amount of the bonus for the participants is the sum of the bank-wide performance measures, non-financial goals and Territorial Savings Bank’s long-term performance. The amount of bonus awarded shall be determined as a percentage of the participants’ base salary, where such percentage shall, for 2009, not exceed 70% of base salary, and beginning in 2010, 100% of base salary. At the end of each fiscal year, the Compensation Committee will calculate each participant’s award. Bonuses, if any, are paid in a single cash lump sum distribution within 75 days of the close of the fiscal year or as soon as the performance data is available to compute the amount of the awards.

Pension Benefits

The following table sets forth the actuarial present value of each named executive officer’s accumulated benefit under our pension plan, along with the number of years of credited service, and for Messrs. Kitagawa, Hirata, and Nakatsuka, the value of their benefits in each of their supplemental executive retirement agreements.

Pension Benefits At And For The Year Ended December 31, 2009
Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit (1)	Payments During Last Fiscal Year
Allan S. Kitagawa	Pension Plan	22	$685,287	$—
	Supplemental Executive Retirement Agreement	N/A	5,384,722	—

Melvin M. Miyamoto	Pension Plan	25	206,583	—

Vernon Hirata	Pension Plan	22	347,693	—
	Supplemental Executive Retirement Agreement	N/A	621,950	—

Ralph Y. Nakatsuka	Pension Plan	2	10,461	—
	Supplemental Executive Retirement Agreement	N/A	231,708	—

Richard K.C. Lau	Pension Plan	26	546,866	—

(1)	Present value of accumulated benefits under the pension plan and the supplemental executive retirement agreement as of December 31, 2009, determined using interest rate and mortality rate assumptions consistent with those used for our financial reporting purposes, assuming that the executive’s normal retirement age is his retirement date. The valuation method and all material assumptions applied in quantifying the present value of the current accrued benefit are set forth in the footnotes to the consolidated financial statements.

Pension Plan. Territorial Savings Bank sponsors the Territorial Savings Bank Employee Retirement Plan, a defined benefit pension plan that covers substantially all of our employees. Employees become eligible for participation in the pension plan on the first day of the calendar month on or after completing one year of service and attaining age 21. Effective December 31, 2008, the pension plan was frozen, such that no further benefit accruals will be earned after that date; however, participants will continue to earn vesting credit.

Participants in the pension plan become fully vested in their retirement benefits upon completion of five years of service. They also become 100% vested upon attaining age 65 or upon death. A participant who terminates employment on or after reaching age 65 is entitled to the full retirement benefit. A participant’s normal retirement benefit is generally based on a formula that takes into account the amount credited under the pension plan for service before January 1, 1984 and the amount credited under the pension plan for service from 1984 to 1998 and the amount credited from 1998 to 2008, as well as salary and certain other compensation. The plan does not grant additional years of service for any purpose.

The pension plan permits early retirement at age 55. Participants who retire after age 65 will be entitled to the full amount of their benefit, generally calculated through their late retirement date. Eligible participants who elect an early retirement benefit will receive a reduced normal retirement benefit. As of December 31, 2009, each named executive officer was eligible for early retirement, and Mr. Lau was eligible for normal retirement.

The normal form of retirement for participants who are not married is a single life annuity. The normal form of retirement benefit for participants who are married is a 50% joint and survivor annuity. Other optional forms of benefit are available, such as an early retirement benefit, and all optional forms of benefit are the actuarial equivalent of the normal form (e.g., a participant does not receive more or less by selecting an optional form of benefit). In the event of the participant’s death, benefits normally will be paid to the participant’s spouse unless the spouse consents to an alternative beneficiary in writing. In the event of death any time after a participant is vested or eligible for a pension benefit, provided the participant has been married for at least one year and provided that benefits have not commenced at the time of death, the participant’s spouse may either receive the full benefit when the participant would have reached age 65 or receive a reduced benefit anytime after the deceased participant would have attained age 55.

For the 2009 plan year, we made no contributions to the pension plan.

Supplemental Executive Retirement Agreements. We have entered into a supplemental executive retirement agreement with each of Messrs. Kitagawa, Hirata and Nakatsuka. Under Mr. Kitagawa’s agreement, the executive is entitled to receive an amount equal to the present value of $600,000 per year for 15 years payable in a lump sum on the first day of the month upon retirement after attaining age 66. Under the agreements with Messrs. Hirata and Nakatsuka, the executive will receive an annual benefit upon retirement after age 66 equal to 65% of the average of his compensation for the three years immediately preceding his termination of employment reduced by the sum of the benefits payable under the pension plan and Social Security benefits. Mr. Hirata’s benefits will be paid in monthly installments for 15 years and Mr. Nakatsuka will receive a lump sum.

Each executive may also retire early, before attaining age 66, and receive a reduced benefit. Mr. Kitagawa will receive the amount accrued for accounting purposes as of the end of the calendar year before his termination of employment, payable in a lump sum. Messrs. Hirata’s and Nakatsuka’s benefits are reduced by a fraction, the numerator of which is completed years of service and the denominator of which is the executive’s potential years of service if he had remained employed until age 66, with such benefits paid by lump sum for Mr. Nakatsuka and in installments for Mr. Hirata over 15 years.

For Mr. Kitagawa, if his employment is terminated within three years following a change in control, he will receive his normal retirement benefit. Messrs. Hirata and Nakatsuka will each receive 65% of their final average compensation projected to age 66, without any reduction for amounts payable under the pension plan or Social Security. All amounts are paid as a lump sum except Mr. Hirata will receive installments for 15 years. The agreements contain change of control “tax gross up” provisions such that if a payment to any of the three executives exceeds the limit on such payments pursuant to Internal Revenue Code Section 280G, and thereby imposes an excise tax on the officer, Territorial Savings Bank, or its successor, will pay such executive additional amounts to compensate for the excise tax.

In the event of disability or death, Messrs. Hirata and Nakatsuka will receive the same benefit as if they had terminated employment following a change in control. Upon death, Mr. Kitagawa will receive a lump-sum payment equal to the present value of his projected normal retirement benefit and upon disability Mr. Kitagawa will receive a lump sum equal to the amount accrued for accounting purposes under the plan.

No benefits are payable in the event of a termination for cause.

Nonqualified Deferred Compensation Plans

The following table provides information with respect to each nonqualified deferred compensation plan in which the named executive officers participated in 2009.

Nonqualified Deferred Compensation At And For The Year Ended December 31, 2009

Name	Plan Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year (1)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End (2)
Allan S. Kitagawa	Executive Deferred Incentive Agreement	$—	$—	$114,072	$—	$1,743,678

Vernon Hirata	Executive Deferred Incentive Agreement	—	—	20,861	—	318,888

(1)	The amounts in this column include above-market earnings for the executive deferred incentive agreements in the amount of $32,266 and $5,901 for Messrs. Kitagawa and Hirata, respectively, which amounts have been reported as compensation for the year ended December 31, 2009 in the Summary Compensation Table. The account balances accrue interest at the rate of 7% per year. We ceased making contributions to the agreements for calendar years beginning after 2006 (other than the interest crediting).
(2)	Amounts attributed to above-market earnings have been reported as compensation for the years ended December 31, 2009, 2008 and 2007 in the Summary Compensation Table.

Executive Deferred Incentive Agreement. We have entered into an executive deferred incentive agreement with each of Mr. Kitagawa and Mr. Hirata. Each agreement was frozen effective August 29, 2007. Before the agreements were frozen, each agreement provided for the grant of annual cash awards equal to a specified percentage of base salary, based on the attainment of established criteria. Payment of all awards is deferred until the earlier of:

•	normal retirement age,

•	early termination,

•	separation from service within three years following a change in control,

•	termination due to disability, or

•	death, when the executive will receive a lump sum.

Potential Payments on Termination or Change in Control

Assuming that each of our named executive officers terminated employment as of December 31, 2009, they would be entitled to certain payments and benefits. The following tables set forth payments that would have been made to Messrs. Kitagawa, Hirata and Nakatsuka pursuant to their employment agreements had their employment been terminated for the following reasons as of December 31, 2009. No other named executive officer was a party to an employment agreement as of December 31, 2009. There are no payments or benefits payable solely on account of a change in control.

Allan S. Kitagawa

Payments and Benefits	Voluntary Termination or Retirement	Involuntary Termination for Cause	Involuntary Termination Without Cause or Termination by the Executive for Good Reason	Change in Control With Termination of Employment	Termination Upon Death (3)	Termination Upon Disability (4)
Severance Pay (1)	$—	$—	$6,026,126	$4,139,309	$131,828	$373,891
Health, Dental, Life Insurance Continuation (2)	—	—	15,474	15,474	—	—

Total	$—	$—	$6,041,600	$4,154,783	$131,828	$373,891

Vernon Hirata

Payments and Benefits	Voluntary Termination or Retirement	Involuntary Termination for Cause	Involuntary Termination Without Cause or Termination by the Executive for Good Reason	Change in Control With Termination of Employment	Termination Upon Death (3)	Termination Upon Disability (4)
Severance Pay (1)	$—	$—	$1,826,991	$1,013,256	$46,447	$2,722,535
Health, Dental, Life Insurance Continuation (2)	—	—	11,634	11,634	—	—

Total	$—	$—	$1,838,625	$1,024,890	$46,447	$2,722,535

Ralph Y. Nakatsuka

Payments and Benefits	Voluntary Termination or Retirement	Involuntary Termination for Cause	Involuntary Termination Without Cause or Termination by the Executive for Good Reason	Change in Control With Termination of Employment	Termination Upon Death(3)	Termination Upon Disability(4)
Severance Pay (1)	$—	$—	$1,687,673	$799,887	$46,447	$3,855,698
Health, Dental, Life Insurance Continuation (2)	—	—	21,027	21,027	—	—

Total	$—	$—	$1,708,700	$820,914	$46,447	$3,855,698

(footnotes begin on following page)

(footnotes from previous page)

(1)

These severance payments are payable if the executive’s employment is terminated either (i) by Territorial Savings Bank or Territorial Bancorp Inc. for any reason other than cause, death or disability or (ii) by the executive if Territorial Savings Bank or Territorial Bancorp Inc. takes certain adverse actions (a “good reason” termination). The Involuntary Termination Without Cause or Termination by the Executive for Good Reason column represents a lump sum payment equal to the base salary and bonus and retirement benefits the executive would have received for the remaining term of his employment agreement, which is 2 years and 10 months for each of Messrs. Kitagawa, Hirata and Nakatsuka. The Change in Control With Termination of Employment column represents the greater of (a) the amount shown in the Involuntary Termination Without Cause or Termination by the Executive for Good Reason column, or (b) a lump sum payment equal to three times the executive’s prior five-year average of taxable compensation less one dollar, provided that the amount may not exceed three times the executive’s average taxable income for the five years ended December 31, 2008 (the “280G Threshold”). The amounts in the Change in Control With Termination of Employment column for Mr. Kitagawa are reduced by $15,474, for Mr. Hirata are reduced by $11,634 and for Mr. Nakatsuka are reduced by $21,027 due to the 280G Threshold. The amounts are not discounted to present value. The severance payments are lower if the termination of employment occurs concurrently with or subsequent to a change in control due to the 280G Threshold. The amounts shown in the above tables are based on the terms of the amended Territorial Savings Bank employment agreements, which were adopted on October 29, 2008, and the new Territorial Bancorp Inc. employment agreements adopted on November 13, 2009.

(2)	Represents the estimated cost of continuing medical, dental and life insurance premiums for three years for each executive. The estimated costs do not assume an increase in current premiums and the amounts have not been discounted to present value.
(3)	If the executive’s employment is terminated due to death, the executive’s beneficiaries or estate will receive an amount equal to sixty days of the executive’s current base salary.
(4)	If an executive’s employment is terminated due to disability, Mr. Kitagawa would receive disability benefits of $83,087 per month, Mr. Hirata would receive disability benefits of $29,433 per month and Mr. Nakatsuka would receive disability benefits of $29,433 per month until they reach their normal retirement age of 65. Territorial Savings Bank is required to pay these monthly amounts, less the amount of monthly disability income insurance benefits which are $15,000 for Mr. Kitagawa, $15,000 for Mr. Hirata and $15,000 for Mr. Nakatsuka. The Termination Upon Disability column represents the total amount of disability benefits payable and the amount has not been discounted to present value.

The above table does not include the value of the benefits to be paid under the supplemental employee retirement agreement in the event an executive terminates employment due to early retirement, disability, change in control or death, which had an estimated present value of $5,384,722 for early retirement and $6,349,107 for disability, change in control and death for Mr. Kitagawa, $519,649, $1,803,970, $1,803,970 and $2,775,338, respectively, for Mr. Hirata and $146,689, $1,783,104, $1,783,104 and $2,743,237, respectively, for Mr. Nakatsuka as of December 31, 2009. None of Mr. Kitagawa, Mr. Hirata or Mr. Nakatsuka would have been entitled to a normal retirement benefit as of December 31, 2009. Messrs. Kitagawa and Nakatsuka’s benefits are payable by lump sum and Mr. Hirata’s benefits are payable over 15 years. The present value amounts shown for Mr. Hirata represent the present value of the 15 years of payments to be made to him. In addition, the above table does not include the value of the benefits to be paid under the executive deferred incentive agreement in the event the executive terminates employment due to normal or early retirement, disability, change in control or death, which was $1,743,678 for Mr. Kitagawa and $318,888 for Mr. Hirata. Mr. Nakatsuka does not participate in the executive deferred incentive agreement.

Messrs. Miyamoto and Lau would not have been entitled to any severance or continued insurance coverage if their employment terminated as of December 31, 2009. Under our pension plan, Messrs. Miyamoto and Lau would have been entitled to $2,829 and $4,594, respectively, if their employment terminated as of December 31, 2009; under our long-term disability insurance plan, Messrs. Miyamoto and Lau would have been entitled to $7,233 and $8,487, respectively, if their employment terminated as of December 31, 2009; and under life insurance policies, Messrs. Miyamoto and Lau would have been entitled to $196,000 and $149,500, respectively, if their employment terminated as of December 31, 2009.

Tax-Qualified Benefit Plans

Territorial Savings Bank Profit Sharing and 401(k) Plan. We sponsor the Territorial Savings Bank Profit Sharing and 401(k) Plan, a tax-qualified defined contribution plan, for all employees who have satisfied the plan’s eligibility requirements. Employees may begin deferring their compensation and are eligible to receive matching contributions and profit sharing contributions as of the first day of the month following the completion of 12 months of employment during which they worked at least 1,000 hours. All contributions are 100% vested.

Employee Stock Ownership Plan. Effective January 1, 2009, Territorial Savings Bank adopted an employee stock ownership plan for eligible employees. Eligible employees who have attained age 21 and were employed by us as of January 1, 2009 will begin participation in the employee stock ownership plan on the later of the effective date of the employee stock ownership plan or upon the first entry date commencing on or after the eligible employee’s completion of 1,000 hours of service during a continuous 12-month period.

The employee stock ownership plan trustee purchased, on behalf of the employee stock ownership plan, 978,650 shares of Territorial Bancorp Inc. common stock issued in the offering. The employee stock ownership plan funded its stock purchase with a loan from Territorial Bancorp Inc. equal to the aggregate purchase price of the common stock. The loan will be repaid principally through Territorial Savings Bank’s contribution to the employee stock ownership plan and dividends payable on common stock held by the employee stock ownership plan over the anticipated 20-year term of the loan. The interest rate for the employee stock ownership plan loan is an adjustable rate equal to the prime rate, as published in The Wall Street Journal, which adjusts annually.

The trustee holds the shares purchased by the employee stock ownership plan in an unallocated suspense account, and shares will be released from the suspense account on a pro-rata basis as we repay the loan. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. Participants become 100% vested upon the completion of three years of service. Participants who were employed by Territorial Savings Bank immediately prior to the offering will receive credit for vesting purposes for years of service prior to adoption of the employee stock ownership plan. Participants also will become fully vested automatically upon normal retirement, death or disability, a change in control, or termination of the employee stock ownership plan. Generally, participants will receive distributions from the employee stock ownership plan upon separation from service. The employee stock ownership plan reallocates any unvested shares forfeited upon termination of employment among the remaining participants.

The employee stock ownership plan permits participants to direct the trustee as to how to vote the shares of common stock allocated to their accounts. The trustee votes unallocated shares and allocated shares for which participants do not provide instructions on any matter in the same ratio as those shares for which participants provide instructions, subject to fulfillment of the trustee’s fiduciary responsibilities.

Under applicable accounting requirements, Territorial Savings Bank will record a compensation expense for the employee stock ownership plan at the fair market value of the shares as they are committed to be released from the unallocated suspense account to participants’ accounts. The compensation expense resulting from the release of the common stock from the suspense account and allocation to plan participants will result in a corresponding reduction in Territorial Bancorp Inc.’s earnings.

Supplemental Employee Stock Ownership Plan. Territorial Savings Bank adopted the Supplemental Employee Stock Ownership Plan (“Supplemental ESOP”) effective January 1, 2009 to provide certain executives with benefits that they would otherwise be entitled to under the tax-qualified employee stock ownership plan, but for limitations imposed by the Internal Revenue Code. See “Compensation Discussion and Analysis-Retirement Plans and Other Benefits-Supplemental Employee Stock Ownership Plan” for further information about the Supplemental ESOP.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis that is required by the rules established by the Securities and Exchange Commission. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report.

Compensation Committee of the Board of Directors of

Territorial Bancorp Inc.

Harold H. Ohama

Howard Y. Ikeda

Kirk W. Caldwell

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee determines the salaries to be paid each year to the Chief Executive Officer and those executive officers who report directly to the Chief Executive Officer. The Compensation Committee consists of Directors Ohama, who serves as Chairman, Caldwell, who serves as Vice-Chairman and Ikeda. None of these individuals was an officer or employee of Territorial Bancorp Inc. during the year ended December 31, 2009, or is a former officer of Territorial Bancorp Inc. For the year ended December 31, 2009, none of the members of the Compensation Committee had any relationship requiring disclosure under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Certain Related Persons.”

During the year ended December 31, 2009, (i) no executive of Territorial Bancorp Inc. served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served on the Compensation Committee of Territorial Bancorp Inc.; (ii) no executive officer of Territorial Bancorp Inc. served as a director of another entity, one of whose executive officers served on the Compensation Committee of Territorial Bancorp Inc.; and (iii) no executive officer of Territorial Bancorp Inc. served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served as a director of Territorial Bancorp Inc.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of February 28, 2010, with respect to persons known by us to be the beneficial owners of more than 5% of our outstanding common stock. Percentages are based on 12,233,125 shares of common stock issued and outstanding as of February 28, 2010.

Name and Address	Number of Shares Owned	Percent of Common Stock Outstanding
Wellington Management Company, LLP 75 State Street Boston, MA 02109	1,211,067	9.9%

Territorial Savings Bank Employee Stock Ownership Plan 1132 Bishop St., Suite 2200 Honolulu, Hawaii 96813	978,650	8.0%

Capital World Investors 333 South Hope Street, 55th Floor Los Angeles, CA 90071	782,500	6.4%

Information with respect to the security ownership of our directors and executive officers is included above in “Item 10. Directors, Executive Officers and Corporate Governance,” and is incorporated herein by reference.

We do not have any equity compensation program other than our employee stock ownership plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Certain Related Persons

The Sarbanes-Oxley Act of 2002 generally prohibits us from making loans to our executive officers and directors, but it contains a specific exemption from such prohibition for loans made by Territorial Savings Bank to our executive officers and directors in compliance with federal banking regulations.

At December 31, 2009, all of our loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Territorial Savings Bank, and did not involve more than the normal risk of collectability or present other unfavorable features. These loans were performing according to their original terms at December 31, 2009, and were made in compliance with federal banking regulations.

Pursuant to Territorial Bancorp Inc.’s Policy and Procedures for Approval of Related Person Transactions, the Audit Committee periodically reviews, no less frequently than twice a year, a summary of transactions in excess of $50,000 with our directors, executive officers and their family members, for the purpose of determining whether the transactions are within our policies and should be ratified and approved. Additionally, pursuant to our Code of Ethics and Business Conduct, all of our executive officers and directors must disclose any existing or emerging conflicts of interest to our Chairman of the Board and Chief Executive Officer. Such potential conflicts of interest include, but are not limited to, the following: (i) our conducting business with or competing against an organization in which a family member of an executive officer or director has an ownership or employment interest and (ii) the ownership of more than 1% of the outstanding securities or 5% of total assets of any business entity that does business with or is in competition with us.

Board Independence

The Board of Directors has determined that each of our directors, with the exception of Chairman of the Board, President and Chief Executive Officer Allan S. Kitagawa, is “independent” as defined in the listing standards of the Nasdaq Stock Market. Mr. Kitagawa is not independent because he is one of our executive officers.

In determining the independence of the directors listed above, the Board of Directors reviewed the following transactions, none of which are required to be reported under “—Transactions With Certain Related Persons,” above. Director Kirk Caldwell has served as a partner of a law firm that performs legal services for Territorial Savings Bank. Director Caldwell also has a mortgage loan with Territorial Savings Bank. Director David Murakami performs appraisal services for Territorial Savings Bank. Director Murakami also has a mortgage loan, a home equity line of credit and overdraft protection with Territorial Savings Bank. Director Richard Murakami has a mortgage loan and overdraft protection with Territorial Savings Bank.

ITEM 14.	Principal Accountant Fees and Services

Audit Fees

The following table sets forth the fees we paid to KPMG LLP for the years ended December 31, 2009 and 2008.

	2009	2008
Audit fees (1)	$472,000	$690,000
Audit-related fees (2)	$186,000	$31,000
Tax fees (3)	$66,000	$47,000
All other fees	$—	$—

(1)	Audit fees relate to the audit of Territorial Bancorp Inc.’s consolidated financial statements and to SEC registration statements.
(2)	Audit-related fees pertain to the audit of the financial statements of certain employee benefit plans. For 2009, fees also pertain to the documentation of internal control policies and procedures over financial reporting.
(3)	Tax fees consist of tax return preparation and other tax matters.

Pre-Approval of Services by the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter adopted in connection with our becoming a public company, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. Such approval process ensures that the external auditor does not provide any non-audit services to us that are prohibited by law or regulation.

In addition, in connection with our becoming a publicly-traded company, the Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. Requests for services by the independent registered public accounting firm for compliance with the audit or services policy must be specific as to the particular services to be provided. The request may be made with respect to either specific services or a type of service for predictable or recurring services. During each of the years ended December 31, 2009 and 2008, 100% of audit services were approved, in advance, by the Audit Committee.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements

The following documents are filed as part of this annual report:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets at December 31, 2009 and 2008

(iii)	Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007

(iv)	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

(vi)	Notes to Consolidated Financial Statements

(b)	Exhibits.

3.1	Articles of Incorporation of Territorial Bancorp Inc.*

3.2	Bylaws of Territorial Bancorp Inc.*

4	Form of Common Stock Certificate of Territorial Bancorp Inc.*

10.1	Employment Agreement between Territorial Bancorp Inc. and Allan S. Kitagawa**

10.2	Employment Agreement between Territorial Savings Bank and Allan S. Kitagawa*

10.3	Employment Agreement between Territorial Bancorp Inc. and Vernon Hirata**

10.4	Employment Agreement between Territorial Savings Bank and Vernon Hirata*

10.5	Employment Agreement between Territorial Bancorp Inc. and Ralph Y. Nakatsuka**

10.6	Employment Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka*

10.7	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Allan S. Kitagawa*

10.8	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Vernon Hirata*

10.9	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka*

10.10	Executive Deferred Incentive Agreement between Territorial Savings Bank and Allan S. Kitagawa*

10.11	Executive Deferred Incentive Agreement between Territorial Savings Bank and Vernon Hirata*

10.12	Territorial Savings Bank Employee Stock Ownership Plan*

10.13	Territorial Savings Bank Non-Qualified Supplemental Employee Stock Ownership Plan**

10.14	Territorial Savings Bank Executive Incentive Compensation Plan*

10.15	First Amendment to Territorial Savings Bank Executive Incentive Compensation Plan*

10.16	Territorial Savings Bank Separation Pay Plan and Summary Plan Description*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-155388), initially filed November 14, 2008.
**	Incorporated by reference to the Current Report on Form 8-K (file no. 1-34403), filed November 18, 2009.

(c)	Financial Statement Schedules

Not applicable.

SIGNATURES

In accordance with Section 13 of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRITORIAL BANCORP INC.

By:	/s/ ALLAN S. KITAGAWA
Allan S. Kitagawa
Chairman of the Board, President and Chief Executive Officer
(Duly Authorized Representative)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ALLAN S. KITAGAWA	Chairman of the Board, President and	March 29, 2010
Allan S. Kitagawa	Chief Executive Officer (Principal Executive Officer)

/s/ MELVIN M. MIYAMOTO	Senior Vice President and Treasurer	March 29, 2010
Melvin M. Miyamoto	(Principal Financial and Accounting Officer)

/s/ KIRK W. CALDWELL	Director	March 29, 2010
Kirk W. Caldwell

/s/ HOWARD Y. IKEDA	Director	March 29, 2010
Howard Y. Ikeda

/s/ DAVID S. MURAKAMI	Director	March 29, 2010
David S. Murakami

/s/ RICHARD I. MURAKAMI	Director	March 29, 2010
Richard I. Murakami

/s/ HAROLD H. OHAMA	Director	March 29, 2010
Harold H. Ohama