Form 10-Q
period 2010-03-31
Territorial Bancorp Inc.
filed 2010-05-13
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2010

or

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

12,233,125 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of May 7, 2010.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.	FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	March 31, 2010	December 31, 2009

ASSETS
Cash and cash equivalents	$150,916	$135,953
Investment securities available for sale	8,006	—
Investment securities held to maturity, at amortized cost (fair value of $601,221 and $606,269 at March 31, 2010 and December 31, 2009, respectively)	586,459	598,394
Federal Home Loan Bank stock, at cost	12,348	12,348
Loans held for sale	4,067	1,084
Loans receivable, net	602,667	597,700
Accrued interest receivable	4,765	4,781
Premises and equipment, net	4,498	4,495
Real estate owned	159	159
Bank-owned life insurance	28,504	28,249
Prepaid expenses and other assets	6,436	6,449

Total assets	$1,408,825	$1,389,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$1,044,288	$1,014,668
Securities sold under agreements to repurchase	105,200	130,200
Investment purchases pending settlement	13,085	—
Accounts payable and accrued expenses	21,393	18,837
Current income taxes payable	1,522	670
Deferred income taxes payable	1,469	2,661
Advance payments by borrowers for taxes and insurance	1,753	2,905

Total liabilities	1,188,710	1,169,941

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 12,233,125 shares at March 31, 2010 and December 31, 2009	122	122
Additional paid-in capital	118,934	118,823
Unearned ESOP shares	(9,175)	(9,297)
Retained earnings	111,980	111,082
Accumulated other comprehensive loss	(1,746)	(1,059)

Total stockholders’ equity	220,115	219,671

Total liabilities and stockholders’ equity	$1,408,825	$1,389,612

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Interest and dividend income:
Investment securities	$6,807	$6,272
Loans	8,529	9,448
Other investments	76	—

Total interest and dividend income	15,412	15,720

Interest expense:
Deposits	2,959	3,794
Advances from the Federal Home Loan Bank	—	33
Securities sold under agreements to repurchase	1,084	1,214
Subordinated debentures and other borrowings	—	301

Total interest expense	4,043	5,342

Net interest income	11,369	10,378

Provision for loan losses	—	1,102

Net interest income after provision for loan losses	11,369	9,276

Non-interest income:
Total other-than-temporary impairment losses	(3,510)	(436)
Portion of loss recognized in other comprehensive income (before taxes)	1,106	138

Net other-than-temporary impairment losses	(2,404)	(298)
Service fees on loan and deposit accounts	623	667
Income on bank-owned life insurance	255	255
Gain on sale of investment securities	68	—
Gain on sale of loans	80	799
Other	46	74

Total non-interest income	(1,332)	1,497

Non-interest expense:
Salaries and employee benefits	4,660	3,797
Occupancy	1,139	1,130
Equipment	716	704
Federal deposit insurance premiums	292	134
Other general and administrative expenses	982	870

Total non-interest expense	7,789	6,635

Income before income taxes	2,248	4,138

Income taxes	787	1,467

Net income	$1,461	$2,671

Basic earnings per share	$.13	N/A

Cash dividends declared per common share	$.05	N/A

Basic weighted average shares outstanding	11,309,596	N/A

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income (Unaudited)

(Dollars in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balances at December 31, 2008	$—	—	—	100,897	(1,516)	99,381

Cumulative effect from adoption of FASB ASC Topic 320, net of taxes of $958	—	—	—	1,524	(1,524)	—

Balances at December 31, 2008, as revised	$—	—	—	102,421	(3,040)	99,381

Comprehensive income:
Net income	—	—	—	2,671	—	2,671
Other comprehensive loss, net of tax:
Investment securities:
Noncredit related losses on securities not expected to be sold, net of taxes of $53	—	—	—	—	(85)	(85)

Total comprehensive income						2,586

Balances at March 31, 2009	$—	—	—	105,092	(3,125)	101,967

Balances at December 31, 2009	$122	118,823	(9,297)	111,082	(1,059)	219,671

Comprehensive income:
Net income	—	—	—	1,461	—	1,461
Other comprehensive loss, net of tax:
Investment securities:
Noncredit related losses on securities not expected to be sold, net of taxes of $427	—	—	—	—	(679)	(679)
Unrealized loss on investment securities available for sale, net of taxes of $5	—	—	—	—	(8)	(8)

Total comprehensive income						774
Cash dividends declared	—	—	—	(563)	—	(563)
Allocation of 12,233 ESOP shares	—	111	122	—	—	233

Balances at March 31, 2010	$122	118,934	(9,175)	111,980	(1,746)	220,115

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$1,461	$2,671
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	1,102
Depreciation and amortization	221	234
Deferred income tax benefit	(760)	(449)
Amortization of fees, discounts, and premiums	32	(374)
Origination of loans held for sale	(11,189)	(38,719)
Proceeds from sales of loans held for sale	7,202	24,503
Gain on sale of loans, net	(80)	(198)
Other-than-temporary impairment loss on investment	2,404	298
Gain on sale of investment securities	(68)	—
ESOP expense	233	—
Decrease in accrued interest receivable	16	146
Net increase in bank-owned life insurance	(255)	(255)
Net (increase) decrease in prepaid expenses and other assets	13	(783)
Net increase in accounts payable and accrued expenses	2,556	1,035
Net increase in federal and state income taxes, net	852	571

Net cash provided by (used in) operating activities	2,638	(10,218)

Cash flows from investing activities:
Purchases of investment securities held to maturity	(25,443)	—
Purchases of investment securities available for sale	(18,112)	—
Principal repayments on investment securities held to maturity	33,643	20,375
Principal repayments on investment securities available for sale	44	—
Proceeds from sale of investment securities available for sale	23,201	—
Loan originations, net of principal repayments on loans receivable	(3,689)	16,155
Purchases of premises and equipment	(224)	(285)

Net cash provided by investing activities	9,420	36,245

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from financing activities:
Net increase in deposits	$29,620	$17,670
Proceeds from advances from the Federal Home Loan Bank	—	50,476
Repayments of advances from the Federal Home Loan Bank	—	(86,267)
Proceeds from reverse repurchase agreements	—	15,000
Repayments of reverse repurchase agreements	(25,000)	—
Purchases of Fed Funds	—	39,367
Sales of Fed Funds	—	(39,367)
Net decrease in advance payments by borrowers for taxes and insurance	(1,152)	(1,197)
Cash dividends paid	(563)	—

Net cash provided by (used in) financing activities	2,905	(4,318)

Net increase in cash and cash equivalents	14,963	21,709

Cash and cash equivalents at beginning of the period	135,953	11,216

Cash and cash equivalents at end of the period	$150,916	$32,925

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$4,204	$5,411
Income taxes	695	1,345

Supplemental disclosure of noncash investing activities:
Investments purchased, not settled	$13,085	$—

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Territorial Bancorp Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes should be read in conjunction with Territorial Bancorp Inc.’s consolidated financial statements and notes thereto filed as part of the Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

As used in this Quarterly Report on Form 10-Q, the words “Company,” “we,” “us” and “our” are intended to refer to Territorial Bancorp Inc. with respect to matters and time periods occurring on and after July 10, 2009.

(2)	Organization

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

(3)	Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) amended the Transfers and Servicing topic of the FASB Accounting Standards Codification (“ASC”). The amendment seeks to improve the usefulness of the information a company provides about a transfer of financial assets, the effects of the transfer on its financial position, performance and cash flows, and its continuing involvement in the transferred financial assets. The amendment is effective as of the beginning of the first annual reporting period that ends after November 15, 2009. The Company adopted this amendment on January 1, 2010 and such adoption did not have a significant impact on its consolidated financial statements.

In June 2009, the FASB amended the Consolidation topic of the FASB ASC. The amendment seeks to improve financial reporting by enterprises involved with variable interest entities and also addresses the effects on consolidations of the June 2009 amendment to the Transfers and Servicing topic of the FASB ASC. The amendment is effective as of the beginning of the first annual reporting period that ends after November 15, 2009. The Company adopted this amendment on January 1, 2010 and such adoption did not have any impact on its consolidated financial statements.

In January 2010, the FASB amended the Fair Value Measurements and Disclosures topic of the FASB ASC. The amendment requires disclosures about the significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, and requires the reconciliation of activity in Level 3 fair value measurements be made on a gross basis. The amendment also clarifies the level of disaggregation required in disclosures and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3 items. The part of the amendment related to the reconciliation of Level 3 activity is effective for interim and annual periods beginning after December 15, 2010. The remaining parts of the amendment are effective for interim and annual periods beginning after December 15, 2009. Except for the part related to the reconciliation of Level 3 activity, the Company adopted the amendment on January 1, 2010 and the Fair Value of Financial Instruments footnote has been updated to include the revised disclosures. The Company does not expect the adoption of the remainder of the amendment to have a significant impact on its consolidated financial statements.

(4)	Cash and Cash Equivalents

Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, federal funds sold, and short-term, highly liquid investments with original maturities of three months or less. The table below presents the balances of cash and cash equivalents as of March 31, 2010 and December 31, 2009:

(Dollars in thousands)	March 31, 2010	December 31, 2009

Cash and due from banks	$9,403	$12,466
Interest-bearing deposits in other banks	141,513	123,487

Cash and cash equivalents	$150,916	$135,953

(5)	Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized Cost	Gross unrealized		Estimated fair value
(Dollars in thousands)		Gains	Losses

March 31, 2010:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$586,427	15,675	(913)	$601,189
Trust preferred securities	32	—	—	32

Total	$586,459	15,675	(913)	$601,221

Available for sale:
U.S. government-sponsored mortgage-backed securities	$8,019	—	(13)	$8,006

Total	$8,019	—	(13)	$8,006

December 31, 2009:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$594,852	12,555	(1,238)	$606,169
Trust preferred securities	3,542	—	(3,442)	100

Total	$598,394	12,555	(4,680)	$606,269

The amortized cost and estimated fair value of investment securities at March 31, 2010 are shown below. Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Estimated fair value
Held to maturity:
Due after 5 years through 10 years	$22,404	23,015
Due after 10 years	564,055	578,206

Total	$586,459	601,221

Available for sale:
Due after 10 years	8,019	8,006

Total	$8,019	8,006

Proceeds from sales of securities available for sale were $23.2 million for the three months ended March 31, 2010, resulting in gross realized gains of $68,000. There we no sales of securities available for sale during the three months ended March 31, 2009. All sales of securities available for sale for the three months ended March 31, 2010 were U.S. government-sponsored mortgage-backed securities.

Investment securities with carrying values of $318.3 million at March 31, 2010 were pledged to secure public deposits, reverse repurchase agreements, and transaction clearing accounts.

Provided below is a summary of investment securities, which were in an unrealized loss position at March 31, 2010 and December 31, 2009. The Company has the ability to hold these securities until such time as the value recovers or the securities mature.

	Less than 12 months		12 months or longer		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses

(Dollars in thousands)

March 31, 2010
Mortgage-backed securities	$77,780	919	357	7	20	78,137	926
Trust preferred securities	—	—	32	—	1	32	—

Total	$77,780	919	389	7	21	78,169	926

December 31, 2009:
Mortgage-backed securities	$123,463	1,227	362	11	25	123,825	1,238
Trust preferred securities	—	—	100	3,442	1	100	3,442

Total	$123,463	1,227	462	3,453	26	123,925	4,680

Trust Preferred Securities. At March 31, 2010, the Company owns two trust preferred securities with a carrying value of $32,234. The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. All of these securities are classified in the Bank’s held-to-maturity investment portfolio.

The trust preferred securities market is considered to be inactive as only four transactions have occurred over the past 12 months in similar tranches to the securities owned by the Company. The Company used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in trust preferred securities was impaired as of March 31, 2010. After consideration of the duration and severity of the impairment, as well as the reasons for the decline in value and the potential recovery period, the Company believes that such impairment is “other-than-temporary” at March 31, 2010. As a result, for the quarter ending March 31, 2010, the Company recorded a $2.4 million credit related impairment charge on PreTSL XXIII, one of its two trust preferred securities holdings. This is included in net other-than-temporary impairment losses in the accompanying consolidated statements of income.

At March 31, 2010, PreTSL XXIII and XXIV are rated C by Fitch.

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

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)	2010	2009
Balance at January 1	$3,481	$1
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	2,404	—
Credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	298

Balance at March 31	$5,885	$299

The table below shows the components of comprehensive loss, net of taxes, resulting from other-than-temporarily impaired securities:

(Dollars in thousands)	March 31, 2010	March 31, 2009
Non-credit losses on other-than-temporarily impaired securities	$(679)	$(1,609)

(6)	Loans Receivable

The components of loans receivable at March 31, 2010 and December 31, 2009 are as follows:

(Dollars in thousands)	March 31, 2010	December 31, 2009
Real estate loans:
First mortgages:
One- to four- family residential	$559,321	555,473
Multifamily residential	4,625	3,807
Construction, commercial, and other	19,673	20,762
Home equity loans and lines of credit	21,914	21,789

Total real estate loans	605,533	601,831

Other loans:
Loans on deposit accounts	956	1,109
Consumer and other loans	5,559	5,786

Total other loans	6,515	6,895

Less:
Net unearned fees and discounts	(5,307)	(5,255)
Undisbursed loan funds	(2,416)	(4,090)
Allowance for loan losses	(1,658)	(1,681)

	(9,381)	(11,026)

Loans Receivable, net	$602,667	597,700

Impaired loans at March 31, 2010 and December 31, 2009 amounted to $3.8 million and $3.2 million, respectively, and included all nonaccrual and restructured loans. There was one impaired loan for $178,000 requiring an allowance at March 31, 2010 and none at December 31, 2009. During the three months ended March 31, 2010, the average recorded investment in impaired loans was $3.8 million and interest income recognized on impaired loans was $44,000. During the three months ended March 31, 2009, the average recorded investment in impaired loans was $1.3 million and interest income recognized on impaired loans was $30,000.

The Company had three nonaccrual loans for $645,000 at March 31, 2010 and two nonaccrual loans for $1.0 million as of December 31, 2009. The Company collected and recognized interest income on nonaccrual loans of $2,000 and $30,000 during the three months ended March 31, 2010 and March 31, 2009, respectively. The Company would have recognized additional interest income of $9,000 and $30,000 during the three months ended March 31, 2010 and 2009, respectively, had the loans been accruing interest. The Company did not have any loans more than 90 days past due and still accruing interest as of March 31, 2010 and December 31, 2009.

The Company had 11 restructured one- to four-family residential mortgage loans totaling $3.4 million as of March 31, 2010 that were considered to be impaired. Ten of the loans totaling $3.2 million were still accruing interest. There were nine restructured one- to four-family residential mortgage loan totaling $3.0 million as of December 31, 2009 that were considered to be impaired. Eight of the loans totaling $2.7 million were still accruing interest. Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers. We have no commitments to lend any additional funds to these borrowers.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the three months ended March 31, 2010 and 2009, the Company sold $7.2 million and $24.7 million, respectively, of mortgage loans held for sale and recognized a gain of $134,000 and $612,000, respectively. The Company had 15 loans held for sale totaling $4.1 million at March 31, 2010 and 49 loans held for sale totaling $14.4 million at March 31, 2009.

The Company serviced loans for others of $140.0 million at March 31, 2010 and $85.1 million at March 31, 2009. Of these amounts, $9.8 million and $12.5 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at March 31, 2010 and 2009, respectively. The amount of contractually specified servicing fees earned for the three-month periods ended March 31, 2010 and March 31, 2009 was $99,000 and $61,000, respectively. The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

(7)	Allowance for Loan Losses

The activity in the allowance for loan losses on loans receivable is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Balance, beginning of period	$1,681	899
Provision for loan losses	–	1,102

	1,681	2,001

Charge-offs	(28)	(1)
Recoveries	5	1

Net charge-offs	(23)	–

Balance, end of period	$1,658	2,001

(8)	Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts. Securities sold under agreements to repurchase at March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Repurchase liability	Weighted average rate	Repurchase liability	Weighted average rate
Maturing:
1 year or less	$25,000	2.97%	$25,000	3.13%
Over 1 year to 2 years	21,900	4.13	43,900	3.53
Over 2 years to 3 years	40,300	4.12	28,300	4.75
Over 3 years to 4 years	18,000	4.87	33,000	3.91

	$105,200	3.98%	$130,200	3.82%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at March 31, 2010. The amount at risk is the greater of the carrying value or fair value over the repurchase liability. All the agreements to repurchase are with JP Morgan Chase Bank N.A. and the securities pledged are issued and guaranteed by U.S. government-sponsored enterprises.

(Dollars in thousands)	Carrying value of securities	Fair value of securities	Repurchase liability	Amount at risk	Weighted average months to maturity
Maturing:
Over 90 days	$127,358	131,271	105,200	26,071	25

	$127,358	131,271	105,200	26,071	25

(9)	Employee Benefit Plans

The Company has a noncontributory defined benefit pension plan (Pension Plan) that covers substantially all employees with at least one year of service. Effective December 31, 2008, under approved changes to the Pension Plan, there were no further accruals of benefits for any participants and benefits will not increase with any additional years of service. Net periodic benefit cost subsequent to December 31, 2008 have not been significant and are not disclosed in the table below.

In addition, the Company sponsors a Supplemental Employee Retirement Plan (SERP), a noncontributory supplemental retirement benefit plan, which covers certain current and former employees of the Company for amounts in addition to those provided under the defined pension plan.

The components of net periodic benefit cost were as follows:

	SERP
	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Net periodic benefit cost for the period
Service cost	155	134
Interest cost	89	77
Expected return on plan assets	—	—
Amortization of prior service cost	—	—
Recognized actuarial loss	—	—
Recognized curtailment loss	—	—

Net periodic benefit cost	244	211

(10)	Employee Stock Ownership Plan

Effective January 1, 2009, Territorial Savings Bank adopted an Employee Stock Ownership Plan (ESOP) for eligible employees. The ESOP borrowed $9.8 million from the Company and used those funds to acquire 978,650 shares or 8% of the total number of shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share.

The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 20-year term of the loan with funds from Territorial Savings Bank’s contributions to the ESOP and dividends payable on stock. The interest rate on the ESOP loan is an adjustable rate equal to the prime rate, as published in The Wall Street Journal. The interest rate will adjust annually and will be the prime rate on the first business day of the calendar year.

Shares purchased by the ESOP will be held by a trustee in an unallocated suspense account, and shares will be released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity. The committed to be released shares are considered outstanding for earnings per share computations. Compensation expense recognized for the three months ended March 31, 2010 and 2009 amounted to $234,000 and $0, respectively.

Shares held by the ESOP trust at March 31, 2010 were as follows:

Allocated shares	61,166
Unearned shares	917,484

Total ESOP shares	978,650

Fair value of unearned shares, in thousands	$17,460

The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits. For the three months ended March 31, 2010 and 2009, we accrued $180,000 and $0, respectively for the ESOP restoration plan.

(11)	Earnings Per Share

The table below presents the information used to compute basic earnings per share for the three months ended March 31, 2010. The Company has no dilutive potential common shares for the three- month period ended March 31, 2010. Because the mutual to stock conversion was not completed until July 10, 2009, per share earnings data is not presented for the three-month period ended March 31, 2009.

(Dollars in thousands, except per share data)	Three Months Ended March 31, 2010

Basic
Earnings:
Net income	$1,461

Shares:
Weighted average common shares outstanding	11,309,596

Net income per common share, basic	$0.13

(12)	Fair Value of Financial Instruments

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

Investment Securities. The fair values for investment securities were based on quoted market prices, if available, and were classified as Level 1. The estimated fair values of U.S. government-sponsored mortgage-backed securities are considered Level 1 inputs. If quoted market prices were not available, the valuation for investment securities utilized pricing models that varied based on asset class and included trade, bid and other observable market information. Securities priced using this information were classified as Level 2.

Our pooled trust preferred securities are collateralized debt obligations secured by trust preferred securities issued primarily by banks and bank holding companies in the United States. The trust preferred securities market is considered to be inactive since there have been only four sales transactions of similar rated securities over the past 12 months and no new issues of pooled trust preferred securities have occurred since 2007. The fair value of our trust preferred securities was determined by an independent third-party pricing service which used a discounted cash flow model. Our pricing service used a discount rate of 23.00% and provided a fair value estimate of $0.91 per $100 of par value for PreTSL XXIII.

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

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Estimated fair value	Carrying amount	Estimated fair value

Assets

Cash	$150,916	150,916	135,953	135,953
Investment securities held for sale	8,006	8,006	—	—
Investment securities held to maturity	586,459	601,221	598,394	606,269
FHLB stock	12,348	12,348	12,348	12,348
Loans held for sale	4,067	4,153	1,084	1,084
Loans receivable, net	602,667	613,325	597,700	615,858
Accrued interest receivable	4,765	4,765	4,781	4,781

Liabilities

Deposits	$1,044,288	1,049,725	1,014,668	1,017,396
Securities sold under agreements to repurchase	105,200	109,573	130,200	136,029
Investment purchases pending settlement	13,085	13,085	—	—
Accounts payable and accrued expenses	21,393	21,393	18,837	18,837
Current income taxes payable	1,522	1,522	670	670
Advance payments by borrowers for taxes and insurance	1,753	1,753	2,905	2,905

At March 31, 2010 and December 31, 2009, neither the commitment fees received on commitments to extend credit nor the fair value thereof was significant to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 and the related gains for the quarter ended March 31, 2010 and the year ended December 31, 2009.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total Gains (Losses)

March 31, 2010
Interest rate contracts – assets	$—	55	—	55	(14)
Interest rate contracts – liabilities	—	(60)	—	(60)	(40)

December 31, 2009
Interest rate contracts – assets	$—	69	—	69	69
Interest rate contracts – liabilities	—	(20)	—	(20)	(20)

The fair value of interest rate contracts was determined by referring to prices quoted in the secondary market for similar contracts. Gains and losses are included in gain on sale of loans in the consolidated statements of income.

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of March 31, 2010 and December 31, 2009 and the related losses for the quarter ended March 31, 2010 and the year ended December 31, 2009:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total Losses

March 31, 2010
Impaired loans	$—	—	2,681	2,681	23
Trust preferred securities	—	—	32	32	2,404

December 31, 2009
Impaired loans	$—	—	2,668	2,668	182
Trust preferred securities	—	—	0	0	3,481

The fair value of impaired loans that are considered to be collateral-dependent is determined using the value of collateral less estimated selling costs. The fair value of trust preferred securities was determined by an independent third-party pricing service using a discounted cash flow model. The assumptions used in the discounted cash flow model are discussed above. Losses on trust preferred securities are included in net other-than-temporary impairment losses in the consolidated statements of income.

(13)	Subsequent Events

On May 7, 2010, the Board of Directors of Territorial Bancorp Inc. approved a quarterly cash dividend of $0.05 per share of common stock. The dividend will be paid on June 4, 2010 to stockholders of record as of May 21, 2010.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

Assets. At March 31, 2010, our assets were $1.409 billion, an increase of $19.2 million, or 1.4%, from $1.390 billion at December 31, 2009. The increase was caused primarily by increases in cash and cash equivalents and in the loan portfolio.

Cash and Cash Equivalents. Cash and cash equivalents were $150.9 million at March 31, 2010 compared to $136.0 million at December 31, 2009. The increase resulted primarily from $33.6 million of repayments on investment securities held to maturity and a $29.6 million increase in deposits. This was partially offset by the purchase of $25.4 million of investment securities held to maturity and the repayment of $25.0 million of reverse repurchase agreements.

Loans. Total loans, including $4.1 million of loans held for sale, were $606.7 million at March 31, 2010, or 43.1% of total assets. During the three months ended March 31, 2010, the loan portfolio increased by $8.0 million, or 1.3%. The increase resulted primarily from one- to four-family residential loan production exceeding principal repayments and loan sales.

Securities. At March 31, 2010, our securities portfolio totaled $594.5 million, or 42.2% of assets and included $586.5 million classified as held-to-maturity and $8.0 million classified as available for sale. None of the underlying collateral consisted of subprime or Alt-A (traditionally defined as non-conforming loans having less than full documentation) loans.

During the three months ended March 31, 2010, our securities portfolio decreased $3.9 million, or 0.7%, primarily due to an other-than-temporary impairment loss on one of our investments in trust preferred securities.

At March 31, 2010, we owned trust preferred securities with a carrying value of $32,000. This portfolio consists of two securities (PreTSL XXIII and PreTSL XXIV), which represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.

The trust preferred securities market is considered inactive as only four sales transactions of similarly rated securities have occurred over the past twelve months. In addition, there have been no new issues of pooled trust preferred securities since 2007. Because the trust preferred securities market is inactive, we use a discounted cash flow model to determine whether they are other-than-temporarily impaired. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in trust preferred securities was impaired as of March 31, 2010. After consideration of the duration and severity of the impairment, as well as the reasons for the decline in value and the potential recovery period, the Company believes that such impairment is “other-than-temporary” at March 31, 2010. As a result, for the quarter ending March 31, 2010, the Company recorded a $2.4M credit related impairment charge on PreTSL XXIII. These amounts are included in net other-than-temporary impairment losses in the accompanying consolidated statements of income.

At March 31, 2010, PreTSL XXIII and XXIV are rated C by Fitch.

It is reasonably possible that the fair values of the trust preferred securities could decline in the near term if the overall economy and the financial condition of some of the issuers continue to deteriorate and the liquidity of these securities remains low. As a result, there is a risk that other-than-temporary impairments may occur in the near term and any such amounts could be material to the Company’s consolidated statements of income. The remaining amount of PreTSL XXIII which may be recognized in the future as a credit loss in the income statement is $1.1 million. PreTSL XXIV was previously written down to $0 in prior periods.

Borrowings. Historically, our borrowings consisted primarily of advances from the Federal Home Loan Bank of Seattle and funds borrowed under repurchase agreements. During the three months ended March 31, 2010, our borrowings decreased $25.0 million, or 19.2%, due to the payoff of $25.0 million of fixed-rate reverse repurchase agreements. At March 31, 2010, there were no Federal Home Loan Bank advances outstanding. We have not required further borrowings to fund our operations. Instead, we have funded our operations with the net proceeds from our stock offering, additional deposits and principal repayments on loans and mortgage-backed securities.

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

	For the Three Months Ended March 31,
	2010			2009
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (5)	$554,716	$7,753	5.59%	$580,807	$8,509	5.86%
Multi-family residential	3,854	67	6.95	3,742	67	7.16
Construction, commercial and other	17,113	264	6.17	17,981	291	6.47
Home equity loans and lines of credit	21,457	340	6.34	28,391	479	6.75
Other loans	6,659	105	6.31	6,172	102	6.61

Total loans	603,799	8,529	5.65	637,093	9,448	5.93
Investment securities:
U.S. government sponsored mortgage-backed securities (5)	593,854	6,807	4.58	515,897	6,280	4.87
Trust preferred securities (6)	3,503	—	—	3,687	(8)	(0.87)

Total securities	597,357	6,807	4.56	519,584	6,272	4.83
Other	143,440	76	0.21	14,342	—	—

Total interest-earning assets	1,344,596	15,412	4.58	1,171,019	15,720	5.37
Non-interest-earning assets	50,379			53,458

Total assets	$1,394,975			$1,224,477

Interest-bearing liabilities:
Savings accounts	$667,118	$2,221	1.33%	$424,784	$1,701	1.60%
Certificates of deposit	247,700	724	1.17	386,647	2,078	2.15
Money market accounts	75,574	11	0.06	79,350	13	0.07
Checking and Super NOW accounts	24,555	3	0.05	19,798	2	0.04

Total interest-bearing deposits	1,014,947	2,959	1.17	910,579	3,794	1.67
Federal Home Loan Bank advances	—	—	—	15,888	33	0.83
Other borrowings	110,144	1,084	3.94	150,962	1,515	4.01

Total interest-bearing liabilities	1,125,091	4,043	1.44	1,077,429	5,342	1.98
Non-interest-bearing liabilities	48,024			45,824

Total liabilities	1,173,115			1,123,253
Stockholders’ equity	221,860			101,224

Total liabilities and stockholders’ equity	$1,394,975			$1,224,477

Net interest income		$11,369			$10,378

Net interest rate spread (2)			3.14%			3.39%
Net interest-earning assets (3)	$219,505			$93,590

Net interest margin (4)			3.38%			3.54%

Average of interest-earning assets to interest-bearing liabilities	119.51%			108.69%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Average balance includes loans or investments available for sale.
(6)	Interest on trust preferred securities for the 2009 period has a negative balance because accrued interest receivable on these securities was reversed in 2009.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

General. Net income decreased $1.2 million, or 45.3%, to $1.5 million for the three months ended March 31, 2010 from $2.7 million for the three months ended March 31, 2009. The decrease in net income was primarily caused by an increase of $2.1 million in other-than-temporary impairment losses on our investment in trust preferred securities and an increase in non-interest expense of $1.2 million. This was partially offset by a $1.3 million decrease in interest expense and a $1.1 million decrease in the provision for loan losses.

Net Interest Income. Net interest income increased $991,000, or 9.5%, to $11.4 million for the three months ended March 31, 2010 from $10.4 million for the three months ended March 31, 2009. Interest expense decreased $1.3 million, or 24.3%, due to a decrease in the average cost of interest-bearing deposits of 50 basis points. Interest and dividend income decreased $308,000, or 2.0%, as interest income earned on loans decreased $919,000. Our average balance of loans decreased by $33.3 million, or 5.2%, and the average yield we earned on loans decreased 28 basis points to 5.65% for the three months ended March 31, 2010 compared to 5.93% for the three months ended March 31, 2009. This was partially offset by a $535,000 increase in interest income on investment securities due to a $77.8 million increase in the average balance of investment securities. The interest rate spread and net interest margin were 3.14% and 3.38%, respectively, for the three months ended March 31, 2010, compared to 3.39% and 3.54%, respectively, for the three months ended March 31, 2009.

Interest and Dividend Income. Interest and dividend income decreased $308,000, or 2.0%, to $15.4 million for the three months ended March 31, 2010 from $15.7 million for the three months ended March 31, 2009. Interest income on loans decreased $919,000, or 9.7%, to $8.5 million for the three months ended March 31, 2010 from $9.4 million for the three months ended March 31, 2009. The average balance of one- to four-family residential real estate loans decreased by $26.1 million, or 4.5%, because of an increase in loan repayments and the sale of mortgage loans. We sold mortgage loans as part of our plan to reduce interest rate risk. Our average balance of home equity loans and lines of credit decreased $6.9 million, or 24.4%, as a result of loan payoffs. All of our loan categories experienced decreased interest rates, reflecting continued decreases in market interest rates. The decrease in interest income on loans was partially offset by an increase in interest income on securities. Interest income on securities grew $535,000 to $6.8 million for the three months ended March 31, 2010 from $6.3 million for the three months ended March 31, 2009. The increase occurred because our average balance of investment securities grew $77.8 million, or 15.0%, when we purchased Freddie Mac mortgage-backed securities and collateralized mortgage obligations. The growth in interest income that occurred with the increase in the average investment balance was partially offset by a 27 basis point decline in the average yield on investment securities to 4.56% for the three months ended March 31, 2010 from 4.83% for the three months ended March 31, 2009.

Interest Expense. Interest expense decreased $1.3 million, or 24.3%, to $4.0 million for the three months ended March 31, 2010 from $5.3 million for the three months ended March 31, 2009. Interest expense on deposits decreased $835,000, or 22.0%, to $3.0 million for the three months ended March 31, 2010 from $3.8 million for the three months ended March 31, 2009. This was caused by a decrease of $1.4 million in interest expense on certificates of deposit. The rates we paid on certificates of deposit decreased 98 basis points, and we experienced a $138.9 million, or 35.9%, decrease in the average balance of certificates of deposit. We lowered the rates we pay on certificates of deposit due to declining market interest rates and increased liquidity from other sources, such as principal repayments on loans and mortgage-backed securities, allowing these deposits to run off. The decrease in interest expense on certificates of deposit was partially offset by an increase in interest expense on passbook and statement savings accounts of $520,000, or 30.6%, to $2.2 million for the three months ended March 31, 2010 from $1.7 million for the three months ended March 31, 2009. The average balance of savings accounts increased $242.3 million, or 57.0%, to $667.1 million for the three months ended March 31, 2010 from $424.8 million for the three months ended March 31, 2009. The increase in savings accounts was caused by our continuing to promote higher than market rates for these accounts. Interest expense on borrowings decreased $464,000, or 30.0% to $1.1 million for the three months ended March 31, 2010 from $1.5 million for the three months ended March 31, 2009. Interest expense related to reverse repurchase agreements decreased by $130,000 because the average balance decreased $16.1 million to $110.1 million for the three months ended March 31, 2010. The decrease in the average balance occurred as we paid off $25.0 million of repurchase agreements in the three months ended March 31, 2010. During the three months ended March 31, 2010, interest expense on FHLB advances was $0 because there were no advances outstanding during the period. Interest expense on subordinated debentures was also $0 during the quarter ending March 31, 2010 because the debentures were paid off in 2009.

Provision for Loan Losses. No provision for loan losses was established for the three months ended March 31, 2010 due to stabilization of our loan delinquencies compared to a loan loss provision of $1.1 million for the three months ended March 31, 2009. The provision made during 2009 related to general reserves for one- to four-family residential real estate loans in recognition of increased non-performing loans and deteriorating environmental factors. Non-performing loans totaled $645,000 at March 31, 2010, or 0.10% of total loans at that date, compared to $520,000 of non-performing loans at December 31, 2009 or 0.09% of total loans at that date. Non-performing loans as of March 31, 2010 consisted primarily of one- to four-family residential real estate loans. We experienced charge offs of $28,000 and $1,000 and net recoveries of $5,000 and $1,000 for the three months ended March 31, 2010 and 2009, respectively. The allowance for loan losses to total loans was 0.28% and 0.32% at March 31, 2010 and 2009, respectively. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at March 31, 2010 and 2009.

Non-Interest Income. The following table summarizes changes in non-interest income between the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,		Change
	2010	2009	$ Change	% Change
	(In thousands)
Other-than-temporary impairment loss on investments, net	$(2,404)	$(298)	$(2,106)	706.7%
Service fees on loan and deposit accounts	623	667	(44)	(6.6)%
Income on bank-owned life insurance	255	255	—	—
Gain on sale of investment securities	68	—	68	N/A
Gain on sale of loans	80	799	(719)	(90.0)%
Other	46	74	(28)	(37.8)%

Total	$(1,332)	$1,497	$(2,829)	(189.0)%

We recognized an $80,000 and $799,000 gain on sale of loans for the three months ended March 31, 2010 and 2009, primarily due to the sale of $7.2 million and $24.7 million of loans, respectively. We recognized a $2.4 million and $298,000 loss for other-than-temporary impairment on our investments in trust preferred securities during the three months ended March 31, 2010 and 2009, respectively, as described in “—Comparison of Financial Condition at March 31, 2010 and December 31, 2009—Securities.”

Non-Interest Expense. The following table summarizes changes in non-interest expense between the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,		Change
	2010	2009	$ Change	% Change
	(In thousands)
Salaries and employee benefits	$4,660	$3,797	$863	22.7%
Occupancy	1,139	1,130	9	0.8%
Equipment	716	704	12	1.7%
Federal deposit insurance premiums	292	134	158	117.9%
Other general and administrative expenses	982	870	112	12.9%

Total	$7,789	$6,635	$1,154	17.4%

Salaries and employee benefits increased in the quarter ending March 31, 2010 primarily because of $414,000 of expenses accrued for the employee stock ownership plan. In addition, the Company incurred a bank-wide budgeted salary increase of approximately 2.5% which was effective July 1, 2009, higher cash bonuses accruals and supplemental employee retirement plan expenses.

Other general and administrative expenses were $982,000 for the quarter ending March 31, 2010 compared to $870,000 for the quarter ending March 31, 2009. The increase in other general and administrative costs can be primarily attributed to the higher costs, such as insurance, accounting and legal expenses, of being a publicly traded company.

Income Tax Expense. Income taxes were $787,000 for the three months ended March 31, 2010, reflecting an effective tax rate of 35.0% compared to $1.5 million for the three months ended March 31, 2009, reflecting an effective tax rate of 35.5%. The decrease in the effective tax rate for the three months ended March 31, 2010 is primarily due to the amount of income received from bank-owned life insurance, which is tax-free for federal and state tax purposes, relative to total pre-tax income for each year.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan repayments, advances from the Federal Home Loan Bank of Seattle, reverse repurchase agreements, maturities and principal repayments on held-to-maturity and available for sale securities and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Treasurer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2010.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

(i)	expected loan demand;

(ii)	expected deposit flows and borrowing maturities;

(iii)	yields available on interest-earning deposits and securities; and

(iv)	the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short-term securities and may also be used to pay off short-term borrowings.

Our most liquid asset is cash and cash equivalents. The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2010, cash and cash equivalents totaled $150.9 million. On that date, we had no Federal Home Loan Bank advances outstanding with the ability to borrow an additional $347.8 million of advances. We also had $105.2 million in reverse repurchase agreements outstanding that included $25.0 million maturing within one year.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2010, we had $8.1 million in loan commitments outstanding, all of which were for fixed-rate loans. In addition to commitments to originate loans, we had $17.0 million in unused lines of credit to borrowers as of March 31, 2010. Certificates of deposit due within one year at March 31, 2010 totaled $190.5 million, or 18.2% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, reverse repurchase agreements and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2011. We believe, however, based on past experience that a portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans and purchasing mortgage-backed securities. During the three months ended March 31, 2010, we originated $32.3 million of loans and purchased $53.6 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in deposits of $29.6 million for the three months ended March 31, 2010 compared to a net increase in deposits of $17.7 million for the three months ended March 31, 2009. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Seattle, which provide an additional source of funds. We also utilize securities sold under agreements to repurchase as another borrowing source. There were no Federal Home Loan Bank advances outstanding during the three months ended March 31, 2010 and, as of such date, we had the ability to borrow up to an additional $347.8 million from the Federal Home Loan Bank of Seattle. Securities sold under agreements to repurchase decreased by $25.0 million for the three months ended March 31, 2010, compared to an increase of $15.0 million for the three months ended March 31, 2009. As of March 31, 2010, we had $25.0 million of short-term reverse repurchase agreements outstanding.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2010, Territorial Savings Bank exceeded all regulatory capital requirements. Territorial Savings Bank is considered “well capitalized” under regulatory guidelines. The tables below present the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained at March 31, 2010.

	As of March 31, 2010
	(dollars in thousands)
	Required	Territorial Savings Bank
Tier 1 Capital	4%	$191,591	13.59%
Total Risk-Based Capital	8%	$193,071	40.69%
Tier 1 Risk-Based Capital	4%	$191,591	40.38%

	As of December 31, 2009
	(dollars in thousands)
	Required	Territorial Savings Bank
Tier 1 Capital	4%	$190,078	13.67%
Total Risk-Based Capital	8%	$191,759	37.18%
Tier 1 Risk-Based Capital	4%	$190,078	36.85%

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

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments. Except for the repayment of $25.0 million of securities sold under agreements to repurchase and for a decrease of $14.9 million in certificates of deposit between December 31, 2009 and March 31, 2010, there have not been any material changes in contractual obligations and funding needs since December 31, 2009.

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

Our policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities. We have no current intentions to sell additional loans classified as held for investment at this time.

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

In addition to the Office of Thrift Supervision’s calculations with respect to the effects of changes in interest rates on net portfolio value, we prepare our own internal calculations, which utilize a single interest rate scenario and prepayment assumption in calculating the market value of fixed- and adjustable-rate loans (compared to the Office of Thrift Supervision model, which uses an option-based pricing methodology). Our model also calculates the average life and value for core deposit intangibles that is based on a core deposit study we completed in 2009, whereas the Office of Thrift Supervision model uses a nationwide study to estimate the average life and value for core deposit intangibles. The following table presents our internal calculations of the estimated changes in our net portfolio value as of December 31, 2009 that would result from the designated instantaneous changes in the interest rate yield curve:

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

We believe that there has been no material change between December 31, 2009 and March 31,2010 with respect to our interest rate risk position disclosed in the tables above.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2010. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to various legal actions that are considered ordinary, routine litigation incidental to the business of the Company, and no claim for money damages exceeds ten percent of the Company’s consolidated assets. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes from Risk Factors as previously disclosed in our Annual Report on Form 10-K filed with the SEC for the period ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[RESERVED]

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRITORIAL BANCORP INC.
(Registrant)

Date: May 13, 2010	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and Chief Executive Officer

Date: May 13, 2010	/s/ Melvin M. Miyamoto
Melvin M. Miyamoto
Senior Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Allan S. Kitagawa, Chairman of the Board, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Melvin M. Miyamoto, Senior Vice President and Treasurer, Pursuant to Rule 13a- 14(a) and Rule 15d-14(a).

32	Certification of Allan S. Kitagawa, Chairman of the Board, President and Chief Executive Officer, and Melvin M. Miyamoto, Senior Vice President and Treasurer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.