Form 10-Q
period 2010-06-30
Territorial Bancorp Inc.
filed 2010-08-12
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2010

or

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

12,233,125 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of July 29, 2010.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.	FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	June 30, 2010	December 31, 2009

ASSETS
Cash and cash equivalents	$201,682	$135,953
Investment securities held to maturity, at amortized cost (fair value of $587,140 and $606,269 at June 30, 2010 and December 31, 2009, respectively)	560,956	598,394
Federal Home Loan Bank stock, at cost	12,348	12,348
Loans held for sale	438	1,084
Loans receivable, net	626,976	597,700
Accrued interest receivable	4,734	4,781
Premises and equipment, net	4,793	4,495
Real estate owned	—	159
Bank-owned life insurance	28,758	28,249
Prepaid expenses and other assets	6,124	6,449

Total assets	$1,446,809	$1,389,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$1,083,899	$1,014,668
Advances from the Federal Home Loan Bank	10,000	—
Securities sold under agreements to repurchase	105,200	130,200
Accounts payable and accrued expenses	19,269	18,837
Current income taxes payable	1,375	670
Deferred income taxes payable	1,115	2,661
Advance payments by borrowers for taxes and insurance	2,925	2,905

Total liabilities	1,223,783	1,169,941

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 12,233,125 shares at June 30, 2010 and December 31, 2009	122	122
Additional paid-in capital	119,048	118,823
Unearned ESOP shares	(9,053)	(9,297)
Retained earnings	114,647	111,082
Accumulated other comprehensive loss	(1,738)	(1,059)

Total stockholders’ equity	223,026	219,671

Total liabilities and stockholders’ equity	$1,446,809	$1,389,612

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest and dividend income:
Investment securities	$6,641	$5,957	$13,448	$12,229
Loans	8,582	8,984	17,111	18,432
Other investments	99	23	175	23

Total interest and dividend income	15,322	14,964	30,734	30,684

Interest expense:
Deposits	2,970	3,833	5,929	7,627
Advances from the Federal Home Loan Bank	45	—	45	33
Securities sold under agreements to repurchase	1,057	1,255	2,141	2,469
Subordinated debentures and other borrowings	—	283	—	584

Total interest expense	4,072	5,371	8,115	10,713

Net interest income	11,250	9,593	22,619	19,971

Provision for loan losses	158	—	158	1,102

Net interest income after provision for loan losses	11,092	9,593	22,461	18,869

Non-interest income:
Total other-than-temporary impairment losses	—	(426)	(3,510)	(862)
Portion of loss recognized in other comprehensive income (before taxes)	—	(41)	1,106	97

Net other-than-temporary impairment losses	—	(467)	(2,404)	(765)
Service fees on loan and deposit accounts	665	650	1,288	1,317
Income on bank-owned life insurance	254	258	509	513
Gain on sale of investment securities	282	230	350	230
Gain on sale of loans	175	378	255	1,177
Other	102	68	148	142

Total non-interest income	1,478	1,117	146	2,614

Non-interest expense:
Salaries and employee benefits	4,347	3,748	9,007	7,545
Occupancy	1,143	1,098	2,282	2,228
Equipment	734	764	1,450	1,468
Federal deposit insurance premiums	298	1,049	590	1,183
Other general and administrative expenses	909	704	1,891	1,574

Total non-interest expense	7,431	7,363	15,220	13,998

Income before income taxes	5,139	3,347	7,387	7,485

Income taxes	1,904	1,092	2,691	2,559

Net income	$3,235	$2,255	$4,696	$4,926

Basic earnings per share	$.29	N/A	$.41	N/A

Cash dividends declared per common share	$.05	N/A	$.10	N/A

Basic weighted average shares outstanding	11,321,814	N/A	11,315,738	N/A

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balances at December 31, 2008	$—	—	—	100,897	(1,516)	99,381

Cumulative effect from adoption of FASB ASC Topic 320, net of taxes of $958	—	—	—	1,524	(1,524)	—

Balances at December 31, 2008, as revised	$—	—	—	102,421	(3,040)	99,381

Comprehensive income:
Net income	—	—	—	4,926	—	4,926
Other comprehensive loss, net of tax:
Investment securities:
Noncredit related losses on securities not expected to be sold, net of taxes of $37	—	—	—	—	(60)	(60)

Total comprehensive income						4,866

Balances at June 30, 2009	$—	—	—	107,347	(3,100)	104,247

Balances at December 31, 2009	$122	118,823	(9,297)	111,082	(1,059)	219,671

Comprehensive income:
Net income	—	—	—	4,696	—	4,696
Other comprehensive loss, net of tax:
Investment securities:
Noncredit related losses on securities not expected to be sold, net of taxes of $427	—	—	—	—	(679)	(679)

Total comprehensive income						4,017
Cash dividends declared	—	—	—	(1,131)	—	(1,131)
Allocation of 24,466 ESOP shares	—	225	244	—	—	469

Balances at June 30, 2010	$122	119,048	(9,053)	114,647	(1,738)	223,026

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$4,696	$4,926
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	158	1,102
Depreciation and amortization	444	472
Deferred income tax benefit	(1,119)	(757)
Amortization of fees, discounts, and premiums	90	(587)
Origination of loans held for sale	(18,872)	(59,842)
Proceeds from sales of loans held for sale	18,689	57,783
Gain on sale of loans, net	(255)	(379)
Net gain on sale of real estate owned	(1)	—
Other-than-temporary impairment loss on investment	2,404	765
Purchases of investment securities held for trading	(18,143)	—
Proceeds from sale of investment securities held for trading	18,244	—
Gain on sale of investment securities held for trading	(101)	—
Gain on sale of investment securities available for sale	(249)	(230)
Net gain on sale of premises and equipment	—	(3)
ESOP expense	469	—
Decrease in accrued interest receivable	47	180
Net increase in bank-owned life insurance	(509)	(513)
Net (increase) decrease in prepaid expenses and other assets	325	(1,717)
Net increase in accounts payable and accrued expenses	432	4,199
Net increase (decrease) in federal and state income taxes, net	705	(443)

Net cash provided by operating activities	7,454	4,956

Cash flows from investing activities:
Purchases of investment securities held to maturity	(30,505)	(42,824)
Purchases of investment securities available for sale	(49,206)	(14,967)
Principal repayments on investment securities held to maturity	63,957	59,641
Principal repayments on investment securities available for sale	90	—
Proceeds from sale of investment securities available for sale	49,365	—
Loan originations, net of principal repayments on loans receivable	(27,964)	28,058
Proceeds from sale of real estate owned	160	—
Proceeds from disposals of premises and equipment	—	3
Purchases of premises and equipment	(742)	(775)

Net cash provided by investing activities	5,155	29,136

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2010	2009

Cash flows from financing activities:
Net increase in deposits	$69,231	$297,785
Proceeds from advances from the Federal Home Loan Bank	10,000	50,476
Repayments of advances from the Federal Home Loan Bank	—	(86,267)
Proceeds from securities sold under agreements to repurchase	1,136	15,000
Repayments of securities sold under agreements to repurchase	(26,136)	—
Purchases of Fed Funds	10	39,367
Sales of Fed Funds	(10)	(39,367)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	20	(294)
Cash dividends paid	(1,131)	—

Net cash provided by financing activities	53,120	276,700

Net increase in cash and cash equivalents	65,729	310,792

Cash and cash equivalents at beginning of the period	135,953	11,216

Cash and cash equivalents at end of the period	$201,682	$322,008

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$8,249	$10,667
Income taxes	3,105	3,759

Supplemental disclosure of noncash investing activities:
Investments sold, not settled	$—	$15,198

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

In July 2010, the FASB amended the Receivables topic of the FASB ASC. The amendment requires a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. The amendment also requires disclosures of credit quality indicators, past due information, and modifications of financing receivables. The amendment is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company does not expect the adoption of this amendment to have a significant impact on its consolidated financial statements.

(4)	Cash and Cash Equivalents

Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, federal funds sold, and short-term, highly liquid investments with original maturities of three months or less. The table below presents the balances of cash and cash equivalents as of June 30, 2010 and December 31, 2009:

(Dollars in thousands)	June 30, 2010	December 31, 2009

Cash and due from banks	$10,948	$12,466
Interest-bearing deposits in other banks	190,734	123,487

Cash and cash equivalents	$201,682	$135,953

(5)	Investment Securities

The amortized cost and fair values of investment securities are as follows:

(Dollars in thousands)	Amortized Cost	Gross unrealized		Estimated fair value
		Gains	Losses

June 30, 2010:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$560,924	26,266	(118)	$587,072
Trust preferred securities	32	36	—	68

Total	$560,956	26,302	(118)	$587,140

December 31, 2009:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$594,852	12,555	(1,238)	$606,169
Trust preferred securities	3,542	—	(3,442)	100

Total	$598,394	12,555	(4,680)	$606,269

The amortized cost and estimated fair value of investment securities at June 30, 2010 are shown below. Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated fair value

Held to maturity:
Due after 5 years through 10 years	$19,623	20,235
Due after 10 years	541,333	566,905

Total	$560,956	587,140

Proceeds from sales of securities available for sale and in the trading account were $44.4 million for the three months ended June 30, 2010, resulting in gross realized gains of $282,000. Proceeds from sales of securities available for sale were $15.2 million for the three months ended June 30, 2009, resulting in gross realized gains of $230,000.

Proceeds from sales of securities available for sale and in the trading account were $67.6 million for the six months ended June 30, 2010, resulting in gross realized gains of $350,000. Proceeds from sales of securities available for sale were $15.2 million for the six months ended June 30, 2009, resulting in gross realized gains of $230,000. All sales of securities classified as available for sale and trading for the six months ended June 30, 2010 and 2009 were U.S. government-sponsored mortgage-backed securities.

The Company did not have any securities classified as available for sale or trading at June 30, 2010 and December 31, 2009.

Investment securities with carrying values of $303.2 million at June 30, 2010 were pledged to secure public deposits, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities, which were in an unrealized loss position at June 30, 2010 and December 31, 2009. The Company has the ability to hold these securities until such time as the value recovers or the securities mature.

	Less than 12 months		12 months or longer		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized losses

(Dollars in thousands)

June 30, 2010
Mortgage-backed securities	$7,894	114	214	4	8	8,108	118
Trust preferred securities	—	—	—	—	—	—	—

Total	$7,894	114	214	4	8	8,108	118

December 31, 2009:
Mortgage-backed securities	$123,463	1,227	362	11	25	123,825	1,238
Trust preferred securities	—	—	100	3,442	1	100	3,442

Total	$123,463	1,227	462	3,453	26	123,925	4,680

Trust Preferred Securities. At June 30, 2010, the Company owns two trust preferred securities, PreTSL XXIII and XXIV, with a carrying value of $32,000. The difference between the carrying value of $32,000 and the remaining amortized cost basis of $1.1 million is reported as other comprehensive income and is related to non-credit factors such as the trust preferred securities market being inactive. The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. All of these securities are classified in the Bank’s held-to-maturity investment portfolio.

The trust preferred securities market is considered to be inactive as only five transactions have occurred over the past 12 months in similar tranches to the securities owned by the Company. The Company used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in trust preferred securities did not incur additional impairment charges during the quarter ending June 30, 2010 as the present value of cash flows exceed the amortized cost basis of $1.1 million.

At June 30, 2010, PreTSL XXIII and XXIV are rated C by Fitch.

It is reasonably possible that the fair values of the trust preferred securities could decline in the near term if the overall economy and the financial condition of some of the issuers continue to deteriorate and the liquidity of these securities remains low. As a result, there is a risk that the Company’s amortized cost basis of $1.1 million on its trust preferred securities could be other-than-temporarily impaired in the near term. The impairment could be material to the Company’s consolidated statements of income.

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)	2010	2009

Balance at January 1	$3,481	$1
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	2,404	—
Credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	298

Balance at June 30	$5,885	$299

The table below shows the components of comprehensive loss, net of taxes, resulting from other-than-temporarily impaired securities:

(Dollars in thousands)	June 30, 2010	June 30, 2009

Non-credit losses on other-than-temporarily impaired securities	$679	$1,584

(6)	Loans Receivable

The components of loans receivable at June 30, 2010 and December 31, 2009 are as follows:

(Dollars in thousands)	June 30, 2010	December 31, 2009

Real estate loans:
First mortgages:
One- to four- family residential	$584,501	555,473
Multifamily residential	4,598	3,807
Construction, commercial, and other	18,335	20,762
Home equity loans and lines of credit	20,790	21,789

Total real estate loans	628,224	601,831

Other loans:
Loans on deposit accounts	1,029	1,109
Consumer and other loans	5,531	5,786

Total other loans	6,560	6,895

Less:
Net unearned fees and discounts	(5,476)	(5,255)
Undisbursed loan funds	(595)	(4,090)
Allowance for loan losses	(1,737)	(1,681)

	(7,808)	(11,026)

Loans Receivable, net	$626,976	597,700

Impaired loans at June 30, 2010 and December 31, 2009 amounted to $3.9 million and $3.2 million, respectively, and included all nonaccrual and restructured loans. During the six months ended June 30, 2010, the average recorded investment in impaired loans was $3.9 million and interest income recognized on impaired loans was $77,000. During the six months ended June 30, 2009, the average recorded investment in impaired loans was $1.3 million and interest income recognized on impaired loans was $0.

The Company had five nonaccrual loans for $692,000 at June 30, 2010 and six nonaccrual loans for $520,000 as of December 31, 2009. The Company collected and recognized interest income on nonaccrual loans of $4,000 and $0 during the six months ended June 30, 2010 and June 30, 2009, respectively. The Company would have recognized additional interest income of $16,000 and $41,000 during the six months ended June 30, 2010 and 2009, respectively, had the loans been accruing interest. The Company did not have any loans more than 90 days past due and still accruing interest as of June 30, 2010 and December 31, 2009.

The Company had ten troubled debt restructurings totaling $3.1 million as of June 30, 2010, all of which were one- to four-family residential mortgage loans and considered to be impaired. Nine of the loans totaling $2.9 million are performing and still accruing interest at June 30, 2010. There were nine restructured one- to four-family residential mortgage loan totaling $3.0 million as of December 31, 2009 that were considered to be impaired. Eight of the loans totaling $2.7 million were still accruing interest at December 31, 2009. Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers. We have no commitments to lend any additional funds to these borrowers.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the six months ended June 30, 2010 and 2009, the Company sold $18.7 million and $58.2 million, respectively, of mortgage loans held for sale and recognized a gain of $248,000 and $1.1 million, respectively. During the three months ended June 30, 2010 and 2009, the Company sold $11.5 million and $33.6 million, respectively, of mortgage loans held for sale and recognized a gain of $114,000 and $492,000, respectively. The Company had three loans held for sale totaling $438,000 at June 30, 2010 and seven loans held for sale totaling $1.1 million at December 31, 2009.

The Company serviced loans for others of $142.1 million at June 30, 2010 and $135.6 million at December 31, 2009. Of these amounts, $9.5 million and $11.9 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at June 30, 2010 and 2009, respectively. The amount of contractually specified servicing fees earned for the six-month periods ended June 30, 2010 and June 30, 2009 was $202,000 and $145,000, respectively. The amount of contractually specified servicing fees earned for the three-month periods ended June 30, 2010 and June 30, 2009 was $103,000 and $84,000, respectively. The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

(7)	Allowance for Loan Losses

The activity in the allowance for loan losses on loans receivable is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009

Balance, beginning of period	$1,658	$2,001	$1,681	$899
Provision for loan losses	158	–	158	1,102

	1,816	2,001	1,839	2,001

Charge-offs	(95)	(2)	(123)	(3)
Recoveries	16	2	21	3

Net charge-offs	(79)	—	(102)	—

Balance, end of period	$1,737	$2,001	$1,737	$2,001

(8)	Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts. Securities sold under agreements to repurchase at June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Repurchase liability	Weighted average rate	Repurchase liability	Weighted average rate

Maturing:
1 year or less	$32,000	3.11%	$25,000	3.13%
Over 1 year to 2 years	14,900	4.38	43,900	3.53
Over 2 years to 3 years	40,300	4.12	28,300	4.75
Over 3 years to 4 years	18,000	4.87	33,000	3.91

	$105,200	3.98%	$130,200	3.82%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at June 30, 2010. The amount at risk is the greater of the carrying value or fair value over the repurchase liability. All the agreements to repurchase are with JP Morgan Chase Bank N.A and the securities pledged are issued and guaranteed by U.S. government-sponsored enterprises.

(Dollars in thousands)	Carrying value of securities	Fair value of securities	Repurchase liability	Amount at risk	Weighted average months to maturity

Maturing:
Over 90 days	$121,693	128,724	105,200	23,524	22

	$121,693	128,724	105,200	23,524	22

(9)	Employee Benefit Plans

The Company has a noncontributory defined benefit pension plan (Pension Plan) that covers substantially all employees with at least one year of service. Effective December 31, 2008, under approved changes to the Pension Plan, there were no further accruals of benefits for any participants and benefits will not increase with any additional years of service. Net periodic benefit cost, subsequent to December 31, 2008, has not been significant and is not disclosed in the table below.

In addition, the Company sponsors a Supplemental Employee Retirement Plan (SERP), a noncontributory supplemental retirement benefit plan, which covers certain current and former employees of the Company for amounts in addition to those provided under the defined pension plan.

The components of net periodic benefit cost were as follows:

	SERP		SERP
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Net periodic benefit cost for the period
Service cost	155	134	310	268
Interest cost	89	77	177	154
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized actuarial loss	—	—	—	—
Recognized curtailment loss	—	—	—	—

Net periodic benefit cost	244	211	487	422

(10)	Employee Stock Ownership Plan

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

Shares purchased by the ESOP will be held by a trustee in an unallocated suspense account, and shares will be released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity. The shares committed to be released are considered outstanding for earnings per share computations. Compensation expense recognized for the three months ended June 30, 2010 and 2009 amounted to $231,000 and $0, respectively. Compensation expense recognized for the six months ended June 30, 2010 and 2009 amounted to $465,000 and $0, respectively.

Shares held by the ESOP trust at June 30, 2010 were as follows:

Allocated shares	73,399
Unearned shares	905,251

Total ESOP shares	978,650

Fair value of unearned shares, in thousands	$17,155

The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits. For the three months ended June 30, 2010, we reversed $25,000 of expense for the ESOP restoration plan. For the three months ended June 30, 2009, the ESOP restoration plan expense was $0. For the six months ended June 30, 2010 and 2009, we accrued $155,000 and $0, respectively for the ESOP restoration plan.

(11)	Earnings Per Share

The table below presents the information used to compute basic earnings per share for the three and six months ended June 30, 2010. The Company has no dilutive potential common shares for the three and six-month periods ended June 30, 2010. Because the mutual-to-stock conversion was not completed until July 10, 2009, per share earnings data is not presented for the three and six-month periods ended June 30, 2009.

	Three Months Ended	Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2010	June 30, 2010

Basic
Earnings:
Net income	$3,235	$4,696

Shares:
Weighted average common shares outstanding	11,321,814	11,315,738

Net income per common share, basic	$0.29	$0.41

(12)	Fair Value of Financial Instruments

In accordance with the Fair Value Measurements and Disclosures topic of the FASB ASC, the Company groups its financial assets and liabilities at fair value into three levels based on the markets in which the financial assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

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

Cash and Cash Equivalents, Accrued Interest Receivable, Accounts Payable and Accrued Expenses, Current Income Taxes Payable, and Advance Payments by Borrowers for Taxes and Insurance. The carrying amount approximates fair value because of the short maturity of these instruments.

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

Our pooled trust preferred securities are collateralized debt obligations issued primarily by banks and bank holding companies in the United States. The trust preferred securities market is considered to be inactive since there have been only five sales transactions of similar rated securities over the past 12 months and no new issues of pooled trust preferred securities have occurred since 2007. The fair value of our trust preferred securities was determined by an independent third-party pricing service which used a discounted cash flow model. Our pricing service used a discount rate of 22.00% and provided a fair value estimate of $1.93 per $100 of par value for PreTSL XXIII.

The discounted cash flow analysis included a review of all issuers within each collateral pool and incorporated higher deferral and default rates in the cash flow projections over the next three years and a forecast of lower deferral and default rates in later years. The fair value of the trust preferred securities are classified as Level 3 inputs because they are based on discounted cash flow models.

FHLB Stock. FHLB stock, which is redeemable for cash at par value, is reported at its par value.

Loans. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of loans is not based on the concept of exit price.

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

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Estimated fair value	Carrying amount	Estimated fair value

Assets

Cash and cash equivalents	$201,682	201,682	135,953	135,953
Investment securities held to maturity	560,956	587,140	598,394	606,269
FHLB stock	12,348	12,348	12,348	12,348
Loans held for sale	438	452	1,084	1,084
Loans receivable, net	626,976	654,236	597,700	615,858
Accrued interest receivable	4,734	4,734	4,781	4,781

Liabilities

Deposits	$1,083,899	1,086,231	1,014,668	1,017,396
Advances from the Federal Home Loan Bank	10,000	10,222	—	—
Securities sold under agreements to repurchase	105,200	118,478	130,200	136,029
Accounts payable and accrued expenses	19,269	19,269	18,837	18,837
Current income taxes payable	1,375	1,375	670	670
Advance payments by borrowers for taxes and insurance	2,925	2,925	2,905	2,905

At June 30, 2010 and December 31, 2009, neither the commitment fees received on commitments to extend credit nor the fair value thereof was significant to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 and the related gains and losses for the six months ended June 30, 2010 and the year ended December 31, 2009:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total Gains (Losses)

June 30, 2010
Interest rate contracts – assets	$—	100	—	100	32
Interest rate contracts – liabilities	—	(44)	—	(44)	(24)

December 31, 2009
Interest rate contracts – assets	$—	69	—	69	69
Interest rate contracts – liabilities	—	(20)	—	(20)	(20)

The fair value of interest rate contracts was determined by referring to prices quoted in the secondary market for similar contracts. Gains and losses are included in gain on sale of loans in the consolidated statements of income.

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of June 30, 2010 and December 31, 2009 and the related losses for the six months ended June 30, 2010 and the year ended December 31, 2009:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total Losses

June 30, 2010
Impaired loans	$—	—	2,906	2,906	12
Trust preferred securities	—	—	68	68	2,404

December 31, 2009
Impaired loans	$—	—	2,668	2,668	182
Trust preferred securities	—	—	0	0	3,481

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

On August 5, 2010, the Board of Directors of Territorial Bancorp Inc. approved a quarterly cash dividend of $0.07 per share of common stock. The dividend is expected to be paid on September 2, 2010 to stockholders of record as of August 19, 2010.

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

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Assets. At June 30, 2010, our assets were $1.447 billion, an increase of $57.2 million, or 4.1%, from $1.390 billion at December 31, 2009. The growth in assets was primarily the result of increases in cash and cash equivalents and loans, which were partially offset by a decrease in investment securities.

Cash and Cash Equivalents. Cash and cash equivalents were $201.7 million at June 30, 2010, an increase of $65.7 million since December 31, 2009. The growth in cash and cash equivalents resulted primarily from a $69.2 million increase in savings deposits. The increase in savings deposits was caused by our continuing to promote higher than market rates for savings accounts.

Loans. Total loans, including $438,000 of loans held for sale, were $627.4 million at June 30, 2010, or 43.4% of total assets. During the six months ended June 30, 2010, the loan portfolio increased by $28.6 million, or 4.8%. The increase in the loan portfolio occurred as one- to four-family residential loan production exceeded principal repayments and loan sales due to continued high levels of loan originations in the current interest rate environment.

Securities. At June 30, 2010, our securities portfolio totaled $561.0 million, or 38.8% of assets. At June 30, 2010, all of such securities were classified as held-to-maturity and none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as non-conforming loans having less than full documentation) loans. During the six months ended June 30, 2010, our securities portfolio decreased $37.4 million, or 6.3%, primarily due to repayments exceeding purchases.

At June 30, 2010, we owned trust preferred securities with a carrying value of $32,000. This portfolio consists of two securities (PreTSL XXIII and PreTSL XXIV), which represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.

The trust preferred securities market is considered inactive as only five sales transactions of similarly rated securities have occurred over the past twelve months. In addition, there have been no new issues of pooled trust preferred securities since 2007. Because the trust preferred securities market is inactive, we use a discounted cash flow model to determine whether they are other-than-temporarily impaired. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in trust preferred securities did not incur additional impairment during the quarter ending June 30, 2010 as the present value of cash flows exceeded the amortized cost basis of $1.1 million.

At June 30, 2010, PreTSL XXIII and XXIV are rated C by Fitch.

It is reasonably possible that the fair values of the trust preferred securities could decline in the near term if the overall economy and the financial condition of some of the issuers continue to deteriorate and the liquidity of these securities remains low. As a result, there is a risk that the Company’s amortized cost basis of $1.1 million on its trust preferred securities could become other-than-temporarily impaired in the near term. The impairment could be material to the Company’s consolidated statement of income.

Borrowings. Historically, our borrowings consisted primarily of advances from the Federal Home Loan Bank of Seattle and funds borrowed under securities sold under agreements to repurchase. During the six months ended June 30, 2010, our borrowings decreased $15.0 million, or 11.5%, due to the payoff of $25.0 million of securities sold under agreements to repurchase which was partially offset when we obtained $10.0 million of Federal Home Loan Bank advances. We have not required any other borrowings to fund our operations. Instead, we have primarily funded our operations with the net proceeds from our stock offering, additional deposits and principal repayments on loans and mortgage-backed securities.

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
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (5)	$563,414	$7,769	5.52%	$561,074	$8,098	5.77%
Multi-family residential	4,612	79	6.85	3,720	66	7.10
Construction, commercial and other	17,352	297	6.85	18,494	292	6.32
Home equity loans and lines of credit	21,248	334	6.29	25,296	417	6.59
Other loans	6,420	103	6.42	6,594	111	6.73

Total loans	613,046	8,582	5.60	615,178	8,984	5.84
Investment securities:
U.S. government sponsored mortgage-backed securities (5)	587,527	6,641	4.52	498,388	5,957	4.78
Trust preferred securities	32	—	—	4,099	—	—

Total securities	587,559	6,641	4.52	502,487	5,957	4.74
Other	178,936	99	0.22	101,178	23	0.09

Total interest-earning assets	1,379,541	15,322	4.44	1,218,843	14,964	4.91
Non-interest-earning assets	49,430			61,724

Total assets	$1,428,971			$1,280,567

Interest-bearing liabilities:
Savings accounts	$707,067	$2,289	1.29%	$468,878	$1,947	1.66%
Certificates of deposit	233,839	666	1.14	370,816	1,756	1.89
Money market accounts	533	1	0.75	116,914	127	0.43
Checking and Super NOW accounts	102,238	14	0.05	19,967	3	0.06

Total interest-bearing deposits	1,043,677	2,970	1.14	976,575	3,833	1.57
Federal Home Loan Bank advances	8,791	45	2.05	—	—	—
Other borrowings	105,213	1,057	4.02	154,429	1,538	3.98

Total interest-bearing liabilities	1,157,681	4,072	1.41	1,131,004	5,371	1.90
Non-interest-bearing liabilities	48,893			45,145

Total liabilities	1,206,574			1,176,149
Stockholders’ equity	222,397			104,418

Total liabilities and stockholders’ equity	$1,428,971			$1,280,567

Net interest income		$11,250			$9,593

Net interest rate spread (2)			3.03%			3.01%
Net interest-earning assets (3)	$221,860			$87,839

Net interest margin (4)			3.26%			3.15%

Average of interest-earning assets to interest-bearing liabilities	119.16%			107.77%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Average balance includes loans or investments available for sale.

	For the Six Months Ended June 30,
	2010			2009
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (5)	$559,089	$15,522	5.55%	$570,886	$16,607	5.82%
Multi-family residential	4,235	146	6.89	3,731	133	7.13
Construction, commercial and other	17,233	561	6.51	18,239	583	6.39
Home equity loans and lines of credit	21,352	674	6.31	26,835	896	6.68
Other loans	6,539	208	6.36	6,384	213	6.67

Total loans	608,448	17,111	5.62	626,075	18,432	5.89
Investment securities:
U.S. government sponsored mortgage-backed securities (5)	590,673	13,448	4.55	507,094	12,237	4.83
Trust preferred securities (6)	1,758	—	—	3,894	(8)	(0.41)

Total securities	592,431	13,448	4.54	510,988	12,229	4.79
Other	161,286	175	0.22	58,000	23	0.08

Total interest-earning assets	1,362,165	30,734	4.51	1,195,063	30,684	5.14
Non-interest-earning assets	49,902			57,614

Total assets	$1,412,067			$1,252,677

Interest-bearing liabilities:
Savings accounts	$687,203	$4,510	1.31%	$446,953	$3,648	1.63%
Certificates of deposit	240,731	1,390	1.15	378,688	3,834	2.02
Money market accounts	37,846	12	0.06	98,236	140	0.29
Checking and Super NOW accounts	63,611	17	0.05	19,883	5	0.05

Total interest-bearing deposits	1,029,391	5,929	1.15	943,760	7,627	1.62
Federal Home Loan Bank advances	4,420	45	2.04	7,900	33	0.84
Other borrowings	107,665	2,141	3.98	152,705	3,053	4.00

Total interest-bearing liabilities	1,141,476	8,115	1.42	1,104,365	10,713	1.94
Non-interest-bearing liabilities	48,461			45,482

Total liabilities	1,189,937			1,149,847
Stockholders’ equity	222,130			102,830

Total liabilities and stockholders’ equity	$1,412,067			$1,252,677

Net interest income		$22,619			$19,971

Net interest rate spread (2)			3.09%			3.20%
Net interest-earning assets (3)	$220,689			$90,698

Net interest margin (4)			3.32%			3.34%

Average of interest-earning assets to interest-bearing liabilities	119.33%			108.21%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Average balance includes loans or investments available for sale.
(6)	Interest on trust preferred securities for the 2009 period has a negative balance because accrued interest receivable on these securities was reversed in 2009.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

General. Net income increased $1.0 million, or 43.5%, to $3.2 million for the three months ended June 30, 2010 from $2.3 million for the three months ended June 30, 2009. The increase in net income was primarily caused by a $1.3 million decrease in interest expense.

Net Interest Income. Net interest income increased $1.7 million, or 17.3%, to $11.3 million for the three months ended June 30, 2010 compared to $9.6 million for the three months ended June 30, 2009. Interest expense decreased $1.3 million, or 24.2%, due to a 43 basis point decrease in the average cost of interest-bearing deposits. Interest and dividend income increased $358,000, or 2.4%, as interest income earned on investment securities increased $684,000 due to an $85.1 million increase in the average balance of investment securities. This was partially offset by a $402,000 decrease in interest income earned on loans. The interest rate spread and net interest margin were 3.03% and 3.26%, respectively, for the three months ended June 30, 2010, compared to 3.01% and 3.15%, respectively, for the three months ended June 30, 2009.

Interest and Dividend Income. Interest and dividend income increased $358,000, or 2.4%, to $15.3 million for the three months ended June 30, 2010 from $15.0 million for the three months ended June 30, 2009. Interest income on securities increased $684,000 to $6.6 million for the three months ended June 30, 2010 from $6.0 million for the three months ended June 30, 2009. The increase occurred because our average balance of investment securities grew $85.1 million, or 16.9%, when we purchased Freddie Mac mortgage-backed securities and collateralized mortgage obligations. The growth in interest income that occurred with the increase in the average investment balance was partially offset by a 22 basis point decline in the average yield on investment securities to 4.52% for the three months ended June 30, 2010 from 4.74% for the three months ended June 30, 2009. The increase in interest income on securities was partially offset by a decrease in interest income on loans. Interest income on loans decreased $402,000, or 4.5%, to $8.6 million for the three months ended June 30, 2010 from $9.0 million for the three months ended June 30, 2009. The average balance of total loans decreased by $2.1 million, or 0.3%, as loan repayments and the sale of mortgage loans exceeded new loan originations. We sold mortgage loans as part of our plan to reduce interest rate risk. Our average balance of home equity loans and lines of credit decreased $4.0 million, or 16.0%, as a result of loan payoffs. The average yield on loans declined by 24 basis points to 5.60% for the three months ended June 30, 2010 due to a decrease in the yield on new loans.

Interest Expense. Interest expense decreased $1.3 million, or 24.2%, to $4.1 million for the three months ended June 30, 2010 compared to $5.4 million for the three months ended June 30, 2009. Interest expense on deposits decreased $863,000, or 22.5%, to $3.0 million for the three months ended June 30, 2010 from $3.8 million for the three months ended June 30, 2009. This was caused by a decrease of $1.1 million in interest expense on certificates of deposit. The average interest rate on certificates of deposit decreased 75 basis points, and we experienced a $137.0 million, or 36.9%, decrease in the average balance of certificates of deposit. We lowered the rates we pay on certificates of deposit due to declining market interest rates and increased liquidity from other sources, such as principal repayments on loans and mortgage-backed securities, allowing these certificates of deposit to mature. Most of the funds from these maturing certificates of deposit were transferred to savings accounts. The decrease in interest expense on certificates of deposit was partially offset by a $342,000, or 17.6%, increase in interest expense on savings accounts. Interest expense on savings accounts rose from $1.9 million for the three months ended June 30, 2009 to $2.3 million for the three months ended June 30, 2010. The average balance of savings accounts grew by $238.2 million, or 50.8%, to $707.1 million for the three months ended June 30, 2010 from $468.9 million for the three months ended June 30, 2009.

The increase in savings accounts was caused by our continuing to promote higher than market rates for these accounts. Interest expense on borrowings decreased $436,000, or 28.3%, to $1.1 million for the three months ended June 30, 2010 compared to $1.5 million for the three months ended June 30, 2009. Interest expense related to securities sold under agreements to repurchase decreased by $198,000 because the average balance decreased $25.0 million to $105.2 million for the three months ended June 30, 2010 when we paid off $25.0 million of repurchase agreements. During the three months ended June 30, 2010, we obtained a $10.0 million Federal Home Loan Bank advance resulting in interest expense of $45,000. Interest expense on subordinated debentures was $0 during the quarter ending June 30, 2010 compared to $583,000 during the quarter ending June 30, 2009 because the debentures were paid off in 2009.

Provision for Loan Losses. We recorded provisions for loan losses of $158,000 and $0 for the three months ended June 30, 2010 and 2009, respectively. The provisions made during the three months ended June 30, 2010 included specific reserves of $142,000 related to $567,000 of loans consisting of two one- to four-family residential real estate loans and one commercial loan. We also increased general loan loss provisions by $30,000 in the three months ended June 30, 2010 in recognition of deteriorating environmental factors. Non-performing loans totaled $692,000 at June 30, 2010, or 0.11% of total loans at that date, compared to $956,000 of non-performing loans at June 30, 2009 or 0.16% of total loans at that date. Non-performing loans as of June 30, 2010 and 2009 consisted primarily of one- to four-family residential real estate and commercial loans. We experienced charge offs of $95,000 and $2,000 and recoveries of $16,000 and $2,000 for the three months ended June 30, 2010 and 2009, respectively. The allowance for loan losses to total loans was 0.28% and 0.33%, respectively, at June 30, 2010 and 2009. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2010 and 2009.

Non-Interest Income. The following table summarizes changes in non-interest income between the three months ended June 30, 2010 and 2009.

	Three Months Ended
	June 30,		Change
	2010	2009	$ Change	% Change
	(In thousands)

Other-than-temporary impairment loss on investments, net	$—	$(467)	$467	(100.0)%
Service fees on loan and deposit accounts	665	650	15	2.3%
Income on bank-owned life insurance	254	258	(4)	(1.6)%
Gain on sale of investment securities	282	230	52	22.6%
Gain on sale of loans	175	378	(203)	(53.7)%
Other	102	68	34	50.0%

Total	$1,478	$1,117	$361	32.3%

Gain on sale of loans declined by $203,000 primarily due to a decrease in loans sold. Loans sold during the three months ended June 30, 2010 and 2009 were $11.5 million and $33.6 million, respectively. We recognized a $467,000 loss for other-than-temporary impairment on our investments in trust preferred securities during the three months ended June 30, 2009 as described in “—Comparison of Financial Condition at June 30, 2010 and December 31, 2009—Securities.”

Non-Interest Expense. The following table summarizes changes in non-interest expense between the three months ended June 30, 2010 and 2009.

	Three Months Ended
	June 30,		Change
	2010	2009	$ Change	% Change
	(In thousands)

Salaries and employee benefits	$4,347	$3,748	$599	16.0%
Occupancy	1,143	1,098	45	4.1%
Equipment	734	764	(30)	(3.9)%
Federal deposit insurance premiums	298	1,049	(751)	(71.6)%
Other general and administrative expenses	909	704	205	29.1%

Total	$7,431	$7,363	$68	0.9%

Salaries and employee benefits increased in the quarter ending June 30, 2010 primarily because of $206,000 of expenses accrued for the employee stock ownership plan which was not in existence during the June 2009 period. In addition, the Company incurred a bank-wide budgeted salary increase of approximately 2.5%, which was effective July 1, 2009, and higher cash bonus accruals, supplemental employee retirement plan expenses and state payroll taxes.

Federal deposit insurance premiums were $298,000 for the quarter ending June 30, 2010 compared to $1.0 million for the quarter ending June 30, 2009. The decrease was primarily due to a $689,000 FDIC special assessment paid in June 2009.

Other general and administrative expenses were $909,000 for the quarter ending June 30, 2010 compared to $704,000 for the quarter ending June 30, 2009. The increase in other general and administrative costs can be primarily attributed to the higher costs, such as insurance, accounting and legal expenses, of being a publicly traded company.

Income Tax Expense. Income taxes were $1.9 million for the three months ended June 30, 2010, reflecting an effective tax rate of 37.1% compared to $1.1 million for the three months ended June 30, 2009, reflecting an effective tax rate of 32.6%. The increase in the effective tax rate for the three months ended June 30, 2010 is primarily due to fluctuations in the amount of income received from bank-owned life insurance, which is tax-free for federal and state tax purposes, relative to total pre-tax income for each year.

Comparison of Operating Results for the Six Months Ended June 30, 2010 and 2009

General. Net income decreased $230,000, or 4.7%, to $4.7 million for the six months ended June 30, 2010 compared to $4.9 million for the same period last year. The decrease in net income was primarily caused by a $2.5 million decrease in non-interest income and a $1.2 million increase in non-interest expense. These changes were offset by a $2.6 million decrease in interest expense and a $1.0 million decrease in the provision for loan losses.

Net Interest Income. Net interest income increased $2.6 million, or 13.3%, to $22.6 million for the six months ended June 30, 2010 from $20.0 million for the six months ended June 30, 2009. This was because interest expense decreased $2.6 million, or 24.3%, due to a 47 basis point decrease in the average cost of interest-bearing deposits. The interest rate spread and net interest margin were 3.09% and 3.32%, respectively, for the six months ended June 30, 2010, compared to 3.20% and 3.34%, respectively, for the six months ended June 30, 2009.

Interest and Dividend Income. Interest and dividend income increased $50,000, or 0.2%, to $30.7 million for the six months ended June 30, 2010 compared to the same period last year. Interest income on securities grew $1.2 million, or 10.0%, to $13.4 million for the six months ended June 30, 2010 compared to the same period last year. The increase in interest income on securities occurred because our average balance of investment securities grew $81.4 million, or 15.9%, as we purchased Freddie Mac mortgage-backed securities and collateralized mortgage obligations. The growth in interest income that occurred because of the increase in the average investment balance was partially offset by a 25 basis point decline in the average yield on investment securities. The average yield on investment securities was 4.54% for the six months ended June 30, 2010 compared to 4.79% for the six months ended June 30, 2009. Interest and dividend income also increased $152,000 during the six months ended June 30, 2010 due to earnings on excess cash balances. The increase in interest income was partially offset by a decrease in interest income on loans of $1.3 million, or 7.2%, to $17.1 million for the six months ended June 30, 2010 from $18.4 million for the six months ended June 30, 2009. The average balance of one- to four-family residential real estate loans decreased by $11.8 million, or 2.1%, as loan repayments and the sale of mortgage loans exceeded new loan originations. We sold mortgage loans as part of our plan to reduce interest rate risk. Our average balance of home equity loans and lines of credit decreased $5.5 million, or 20.4%, as a result of loan payoffs. The average yield on loans declined by 27 basis points to 5.62% for the six months ended June 30, 2010 due to a decrease in the yield on new loans.

Interest Expense. Interest expense decreased $2.6 million, or 24.3%, to $8.1 million for the six months ended June 30, 2010 from $10.7 million for the six months ended June 30, 2009. Interest expense on deposits decreased $1.7 million, or 22.3%, to $5.9 million for the six months ended June 30, 2010 compared to the same period last year. The decline in interest expense on deposits was caused primarily by a $2.4 million decrease in interest expense on certificates of deposit. The average rate we paid on certificates of deposit decreased 87 basis points, and we experienced a $138.0 million, or 36.4%, decrease in the average balance of certificates of deposit. We lowered the rates we pay on certificates of deposit due to declining market interest rates and increased liquidity from other sources, such as principal repayments on loans and mortgage-backed securities, allowing these certificates of deposit to mature. Most of the funds from these maturing certificates of deposit were transferred to savings accounts. The decrease in interest expense on certificates of deposit was partially offset by an $862,000, or 23.6%, increase in interest expense on savings accounts. Interest expense on passbook and statement savings accounts rose from $3.6 million for the six months ended June 30, 2009 to $4.5 million for the first six months of 2010. The average balance of savings accounts increased $240.3 million, or 53.8%, to $687.2 million for the six months ended June 30, 2010 from $447.0 million for the six months ended June 30, 2009. The increase in savings accounts was caused by our continuing to promote higher than market rates for these accounts. Interest expense on borrowings decreased $900,000, or 29.2% to $2.2 million for the six months ended June 30, 2010 from $3.1 million for the six months ended June 30, 2009. Interest expense related to subordinated debentures and other borrowings and securities sold under agreements to repurchase decreased by $912,000 because the average balance decreased by $45.0 million to $107.7 million for the six months ended June 30, 2010. The decrease in the average balance occurred as we paid off $25.0 million of securities sold under agreements to repurchase in the three months ended March 31, 2010 and $24.7 million of subordinated debentures in the three months ending September 30, 2009. Interest expense on Federal Home Loan Bank advances was $45,000 as we obtained a $10.0 million advance during the three months ended June 30, 2010.

Provision for Loan Losses. We recorded provisions for loan losses of $158,000 and $1.1 million for the six months ended June 30, 2010 and 2009, respectively. The provision made during 2009 related to general reserves for one- to four-family residential real estate loans in recognition of an increase in non-performing loans and deteriorating environmental factors. Non-performing loans totaled $692,000 at June 30, 2010, or 0.11% of total loans at that date, compared to $956,000 of non-performing loans at June 30, 2009 or 0.16% of total loans at that date. Non-performing loans as of June 30, 2010 consisted primarily of one- to four-family residential real estate and commercial loans. We experienced charge offs of $123,000 and $3,000 and recoveries of $21,000 and $3,000 for the six months ended June 30, 2010 and 2009, respectively. The allowance for loan losses to total loans was 0.28% and 0.33% at June 30, 2010 and 2009, respectively. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2010 and 2009.

Non-Interest Income. The following table summarizes changes in non-interest income between the six months ended June 30, 2010 and 2009.

	Six Months Ended
	June 30,		Change
	2010	2009	$ Change	% Change
	(In thousands)

Other-than-temporary impairment loss on investments, net	$(2,404)	$(765)	$(1,639)	214.2%
Service fees on loan and deposit accounts	1,288	1,317	(29)	(2.2)%
Income on bank-owned life insurance	509	513	(4)	(0.8)%
Gain on sale of investment securities	350	230	120	52.2%
Gain on sale of loans	255	1,177	(922)	(78.3)%
Other	148	142	6	4.2%

Total	$146	$2,614	$(2,468)	(94.4)%

Gain on sale of loans declined by $922,000 primarily due to a decrease in loans sold. Loans sold during the six months ended June 30, 2010 and 2009 were $18.7 million and $58.2 million, respectively. We also recognized losses of $2.4 million and $765,000 for other-than-temporary impairment on our investment in trust preferred securities during the six months ended June 30, 2010 and 2009, respectively, as described in “—Comparison of Financial Condition at June 30, 2010 and December 31, 2009—Securities.”

Non-Interest Expense. The following table summarizes changes in non-interest expense between the six months ended June 30, 2010 and 2009.

	Six Months Ended
	June 30,		Change
	2010	2009	$ Change	% Change
	(In thousands)

Salaries and employee benefits	$9,007	$7,545	$1,462	19.4%
Occupancy	2,282	2,228	54	2.4%
Equipment	1,450	1,468	(18)	(1.2)%
Federal deposit insurance premiums	590	1,183	(593)	(50.1)%
Other general and administrative expenses	1,891	1,574	317	20.1%

Total	$15,220	$13,998	$1,222	8.7%

Salaries and employee benefits increased in the six months ending June 30, 2010 primarily because of $620,000 of expenses accrued for the employee stock ownership plan. In addition, the Company incurred a bank-wide budgeted salary increase of approximately 2.5%, which was effective July 1, 2009, and higher cash bonus accruals and supplemental employee retirement plan expenses.

Federal deposit insurance premiums were $590,000 for the six months ending June 30, 2010 compared to $1.2 million for the six months ending June 30, 2009. This decrease is primarily due to a $689,000 FDIC special assessment made in June 2009.

Other general and administrative expenses were $1.9 million for the six months ending June 30, 2010 compared to $1.6 million for the six months ending June 30, 2009. The increase in other general and administrative costs can be primarily attributed to the higher costs, such as insurance, accounting and legal expenses, of being a publicly traded company.

Income Tax Expense. Income taxes were $2.7 million for the six months ended June 30, 2010, reflecting an effective tax rate of 36.4% compared to $2.6 million for the six months ended June 30, 2009, reflecting an effective tax rate of 34.2%. The increase in the effective tax rate for the six months ended June 30, 2010 is primarily due to fluctuations in the amount of income received from bank-owned life insurance, which is tax-free for federal and state tax purposes, relative to total pre-tax income for each year.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan repayments, advances from the Federal Home Loan Bank of Seattle, borrowings using securities sold under agreements to repurchase, maturities and principal repayments on held-to-maturity and available for sale securities and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Treasurer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2010.

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

Our most liquid asset is cash and cash equivalents. The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2010, cash and cash equivalents totaled $201.7 million. On that date, we had $10.0 million of Federal Home Loan Bank advances outstanding with the ability to borrow an additional $342.3 million of advances. We also had $105.2 million in reverse repurchase agreements outstanding that included $32.0 million maturing within one year.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2010, we had $15.9 million in loan commitments outstanding, all of which were for fixed-rate loans. In addition to commitments to originate loans, we had $17.0 million in unused lines of credit to borrowers as of June 30, 2010. Certificates of deposit due within one year at June 30, 2010 totaled $177.4 million, or 16.4% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, advances from the Federal Home Loan Bank and borrowings using securities sold under agreements to repurchase. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2011. We believe, however, based on past experience that a portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans and purchasing mortgage-backed securities. During the three months and six months ended June 30, 2010, we originated $46.0 million and $78.3 million of loans, respectively and purchased $5.1 million and $30.5 million of securities, respectively, that were added to our held to maturity investment portfolio.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in deposits of $69.2 million for the six months ended June 30, 2010 compared to a net increase in deposits of $297.8 million for the six months ended June 30, 2009. The large increase in deposits during the six months ended June 30, 2009 is due primarily to the receipt of stock subscription orders for our initial public offering which closed in July 2009. We sold $122.3 million in our initial public offering and refunded the stock subscription orders that were not filled. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Seattle, which provide an additional source of funds. We also utilize securities sold under agreements to repurchase as another borrowing source. We had $10.0 million of Federal Home Loan Bank advances outstanding at June 30, 2010 and we had the ability to borrow up to an additional $342.3 million from the Federal Home Loan Bank of Seattle as of that date. The balance of securities sold under agreements to repurchase decreased by $25.0 million during the six months ended June 30, 2010, compared to an increase of $15.0 million for the six months ended June 30, 2009. As of June 30, 2010, we had $32.0 million of securities sold under agreements to repurchase which mature within one year.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2010, Territorial Savings Bank exceeded all regulatory capital requirements. Territorial Savings Bank is considered “well capitalized” under regulatory guidelines. The tables below present the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained at June 30, 2010.

As of June 30, 2010

(dollars in thousands)

	Required	Territorial Savings Bank
Tier 1 Capital	4%	$194,946	13.47%
Total Risk-Based Capital	8%	$196,456	41.55%
Tier 1 Risk-Based Capital	4%	$194,946	41.23%

As of December 31, 2009

(dollars in thousands)

	Required	Territorial Savings Bank
Tier 1 Capital	4%	$190,078	13.67%
Total Risk-Based Capital	8%	$191,759	37.18%
Tier 1 Risk-Based Capital	4%	$190,078	36.85%

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

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments. Except for obtaining $10.0 million of Federal Home Loan Bank advances and for a decrease of $26.2 million in certificates of deposit between December 31, 2009 and June 30, 2010, there have not been any material changes in contractual obligations and funding needs since December 31, 2009.

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

The table below presents, as of March 31, 2010, the Office of Thrift Supervision’s calculation of the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the interest rate yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent of Present Value of Assets (3)(4)

+300	$154,252	$(124,680)	(44.70)%	11.25%	(7.29)%
+200	$201,809	$(77,123)	(27.65)%	14.19%	(4.35)%
+100	$243,394	$(35,538)	(12.74)%	16.60%	(1.94)%
0	$278,932	—	—	18.54%	—
(100)	$298,586	$19,654	7.05%	19.54%	1.00%

(1)	Assumes an instantaneous uniform change in interest rates for all maturities.
(2)	NPV is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at March 31, 2010, in the event of a 200 basis point increase in interest rates, we would experience a 27.7% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 7.1% increase in net portfolio value.

In addition to the Office of Thrift Supervision’s calculations with respect to the effects of changes in interest rates on net portfolio value, we prepare our own internal calculations, which utilize a single interest rate scenario and prepayment assumption in calculating the market value of fixed- and adjustable-rate loans (compared to the Office of Thrift Supervision model, which uses an option-based pricing methodology). Our model also calculates the average life and value for core deposit intangibles that is based on a core deposit study we completed in 2009, whereas the Office of Thrift Supervision model uses a nationwide study to estimate the average life and value for core deposit intangibles. The following table presents our internal calculations of the estimated changes in our net portfolio value as of March 31, 2010 that would result from the designated instantaneous changes in the interest rate yield curve:

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent of Present Value of Assets (3)(4)

+300	$187,400	$(74,315)	(28.40)%	13.34%	(4.26)%
+200	$226,709	$(35,006)	(13.38)%	15.67%	(1.93)%
+100	$252,815	$(8,900)	(3.40)%	17.13%	(0.47)%
0	$261,715	—	—	17.60%	—
(100)	$245,277	$(16,438)	(6.28)%	16.64%	(0.96)%

(1)	Assumes an instantaneous uniform change in interest rates for all maturities.
(2)	NPV is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

We believe that our interest rate risk position has not declined between March 31, 2010 and June 30, 2010.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2010. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2010. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Financial reform legislation recently enacted by Congress will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term effect on us. For example, the new law provides that the Office of Thrift Supervision, which currently is the primary federal regulator for Territorial Bancorp Inc. and its subsidiary, Territorial Savings Bank, will cease to exist one year from the date of the new law’s enactment. The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including Territorial Bancorp Inc.

Also effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse effect on our interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorize the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

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

TERRITORIAL BANCORP INC.
(Registrant)

Date: August 12, 2010	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and Chief Executive Officer

Date: August 12, 2010	/s/ Melvin M. Miyamoto
Melvin M. Miyamoto
Senior Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Allan S. Kitagawa, Chairman of the Board, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Melvin M. Miyamoto, Senior Vice President and Treasurer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of Allan S. Kitagawa, Chairman of the Board, President and Chief Executive Officer, and Melvin M. Miyamoto, Senior Vice President and Treasurer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.