Form 10-Q
period 2010-09-30
Territorial Bancorp Inc.
filed 2010-11-12
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2010

or

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

12,233,125 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of October 29, 2010.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.	FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$174,802	$135,953
Investment securities held to maturity, at amortized cost (fair value of $595,457 and $606,269 at September 30, 2010 and December 31, 2009, respectively)	570,988	598,394
Federal Home Loan Bank stock, at cost	12,348	12,348
Loans held for sale	947	1,084
Loans receivable, net	637,766	597,700
Accrued interest receivable	4,738	4,781
Premises and equipment, net	4,751	4,495
Real estate owned	—	159
Bank-owned life insurance	29,014	28,249
Prepaid expenses and other assets	5,992	6,449

Total assets	$1,441,346	$1,389,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$1,078,894	$1,014,668
Advances from the Federal Home Loan Bank	10,000	—
Securities sold under agreements to repurchase	105,200	130,200
Accounts payable and accrued expenses	17,830	18,837
Current income taxes payable	496	670
Deferred income taxes payable	919	2,661
Advance payments by borrowers for taxes and insurance	2,189	2,905

Total liabilities	1,215,528	1,169,941

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 12,233,125 shares at September 30, 2010 and December 31, 2009	122	122
Additional paid-in capital	119,374	118,823
Unearned ESOP shares	(8,930)	(9,297)
Retained earnings	116,990	111,082
Accumulated other comprehensive loss	(1,738)	(1,059)

Total stockholders’ equity	225,818	219,671

Total liabilities and stockholders’ equity	$1,441,346	$1,389,612

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest and dividend income:
Investment securities	$6,371	$6,529	$19,819	$18,758
Loans	8,907	8,725	26,018	27,157
Other investments	115	49	290	72

Total interest and dividend income	15,393	15,303	46,127	45,987

Interest expense:
Deposits	2,555	3,417	8,484	11,044
Advances from the Federal Home Loan Bank	54	—	99	33
Securities sold under agreements to repurchase	1,070	1,270	3,211	3,739
Subordinated debentures and other borrowings	—	230	—	814

Total interest expense	3,679	4,917	11,794	15,630

Net interest income	11,714	10,386	34,333	30,357
Provision for loan losses	118	10	276	1,112

Net interest income after provision for loan losses	11,596	10,376	34,057	29,245

Non-interest income:
Total other-than-temporary impairment losses	—	(2,619)	(3,510)	(3,481)
Portion of loss recognized in other comprehensive income (before taxes)	—	(97)	1,106	—

Net other-than-temporary impairment losses	—	(2,716)	(2,404)	(3,481)
Service fees on loan and deposit accounts	546	651	1,834	1,968
Income on bank-owned life insurance	256	262	765	775
Gain on sale of investment securities	—	37	350	267
Gain on sale of loans	165	265	420	1,442
Other	76	75	224	217

Total non-interest income	1,043	(1,426)	1,189	1,188

Non-interest expense:
Salaries and employee benefits	4,526	4,337	13,533	11,882
Occupancy	1,146	1,133	3,428	3,361
Equipment	734	757	2,184	2,225
Loss on extinguishment of debt	—	507	—	507
Federal deposit insurance premiums	308	350	898	1,533
Other general and administrative expenses	952	812	2,843	2,386

Total non-interest expense	7,666	7,896	22,886	21,894

Income before income taxes	4,973	1,054	12,360	8,539
Income taxes	1,839	325	4,530	2,884

Net income	$3,134	$729	$7,830	$5,655

Basic earnings per share (1)	$.28	$.06	$.69	$.50
Diluted earnings per share (1)	$.28	$.06	$.69	$.50
Cash dividends declared per common share	$.07	N/A	$.17	N/A
Basic weighted average shares outstanding (1)	11,334,058	11,266,863	11,321,912	11,266,863
Diluted weighted average shares outstanding (1)	11,344,622	11,266,863	11,356,737	11,266,863

(1)	Number of shares for the three and nine months ended September 30, 2009 are calculated from the effective date of July 10, 2009 to the period end

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at December 31, 2008	$—	—	—	100,897	(1,516)	99,381

Cumulative effect from adoption of FASB ASC Topic 320, net of taxes of $958	—	—	—	1,524	(1,524)	—

Balances at December 31, 2008, as revised	—	—	—	102,421	(3,040)	99,381

Comprehensive income:
Net income	—	—	—	5,655	—	5,655
Other comprehensive income, net of tax:
Investment securities:
Reduction of noncredit related losses on securities not expected to be sold, net of taxes of $(958)	—	—	—	—	1,524	1,524

Total comprehensive income	—	—	—	—	—	7,179

Issuance of 12,233,125 shares of common stock, net of offering costs	122	118,521	—	—	—	118,643
Purchase of 978,650 ESOP shares	—	—	(9,787)	—	—	(9,787)
Allocation of 24,467 ESOP shares	—	130	245	—	—	375

Balances at September 30, 2009	$122	118,651	(9,542)	108,076	(1,516)	215,791

Balances at December 31, 2009	$122	118,823	(9,297)	111,082	(1,059)	219,671

Comprehensive income:
Net income	—	—	—	7,830	—	7,830
Other comprehensive loss, net of tax:
Investment securities:
Noncredit related losses on securities not expected to be sold, net of taxes of $427	—	—	—	—	(679)	(679)

Total comprehensive income						7,151

Cash dividends declared	—	—	—	(1,922)	—	(1,922)
Stock compensation expense	—	233	—	—	—	233
Allocation of 36,699 ESOP shares	—	318	367	—	—	685

Balances at September 30, 2010	$122	119,374	(8,930)	116,990	(1,738)	225,818

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$7,830	$5,655
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	276	1,112
Depreciation and amortization	681	714
Deferred income tax benefit	(1,315)	(1,726)
Amortization of fees, discounts, and premiums	50	(763)
Origination of loans held for sale	(31,686)	(76,788)
Proceeds from sales of loans held for sale	31,161	74,986
Gain on sale of loans, net	(420)	(1,442)
Net gain on sale of real estate owned	(1)	—
Other-than-temporary impairment loss on investment	2,404	3,481
Purchases of investment securities held for trading	(18,143)	—
Proceeds from sale of investment securities held for trading	18,244	—
Gain on sale of investment securities held for trading	(101)	—
Gain on sale of investment securities available for sale	(249)	(267)
Loss on extinguishment of debt	—	507
Net (gain) loss on sale of premises and equipment	59	(3)
ESOP expense	685	375
Share-based compensation expense	233	—
Decrease in accrued interest receivable	43	48
Net increase in bank-owned life insurance	(765)	(775)
Net decrease in prepaid expenses and other assets	457	1,048
Net increase (decrease) in accounts payable and accrued expenses	(1,007)	1,502
Net decrease in federal and state income taxes, net	(174)	(442)

Net cash provided by operating activities	8,262	7,222

Cash flows from investing activities:
Purchases of investment securities held to maturity	(81,730)	(137,349)
Purchases of investment securities available for sale	(49,206)	(17,928)
Principal repayments on investment securities held to maturity	104,872	88,624
Principal repayments on investment securities available for sale	90	23
Proceeds from sale of investment securities available for sale	49,365	18,172
Loan originations, net of principal repayments on loans receivable	(38,556)	30,500
Proceeds from sale of real estate owned	160	—
Proceeds from disposals of premises and equipment	—	3
Purchases of premises and equipment	(996)	(940)

Net cash used in investing activities	(16,001)	(18,895)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2010	2009

Cash flows from financing activities:
Net increase in deposits	$64,226	$61,670
Proceeds from advances from the Federal Home Loan Bank	10,000	55,692
Repayments of advances from the Federal Home Loan Bank	—	(91,483)
Proceeds from securities sold under agreements to repurchase	1,136	15,000
Repayments of securities sold under agreements to repurchase	(26,136)	—
Purchases of Fed Funds	10	39,367
Sales of Fed Funds	(10)	(39,367)
Repayments of subordinated debt	—	(24,744)
Net decrease in advance payments by borrowers for taxes and insurance	(716)	(1,283)
Proceeds from issuance of common stock, net of costs	—	108,856
Cash dividends paid	(1,922)	—

Net cash provided by financing activities	46,588	123,708

Net increase in cash and cash equivalents	38,849	112,035

Cash and cash equivalents at beginning of the period	135,953	11,216

Cash and cash equivalents at end of the period	$174,802	$123,251

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$11,917	$15,733
Income taxes	6,019	5,053

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

(3)	Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) amended the Transfers and

Servicing topic of the FASB Accounting Standards Codification (“ASC”). The amendment seeks to improve the usefulness of the information a company provides about a transfer of financial assets, the effects of the transfer on its financial position, performance and cash flows, and its continuing involvement in the transferred financial assets. The amendment is effective as of the beginning of the first annual reporting period that ends after November 15, 2009. The Company adopted this amendment on January 1, 2010 and such adoption did not have a material impact on its consolidated financial statements.

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

In January 2010, the FASB amended the Fair Value Measurements and Disclosures topic of the FASB ASC. The amendment requires disclosures about the significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, and requires the reconciliation of activity in Level 3 fair value measurements be made on a gross basis. The amendment also clarifies the level of disaggregation required in disclosures and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3 items. The part of the amendment related to the reconciliation of Level 3 activity is effective for interim and annual periods beginning after December 15, 2010. The remaining parts of the amendment are effective for interim and annual periods beginning after December 15, 2009. Except for the part related to the reconciliation of Level 3 activity, the Company adopted the amendment on January 1, 2010 and the Fair Value of Financial Instruments footnote has been updated to include the revised disclosures. The Company does not expect the adoption of the remainder of the amendment to have a material impact on its consolidated financial statements.

In July 2010, the FASB amended the Receivables topic of the FASB ASC. The amendment requires a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. The amendment also requires disclosures of credit quality indicators, past due information, and modifications of financing receivables. The amendment is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

(4)	Cash and Cash Equivalents

Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, federal funds sold, and short-term, highly liquid investments with original maturities of three months or less. The table below presents the balances of cash and cash equivalents as of September 30, 2010 and December 31, 2009:

(Dollars in thousands)	September 30, 2010	December 31, 2009

Cash and due from banks	$8,211	$12,466
Interest-bearing deposits in other banks	166,591	123,487

Cash and cash equivalents	$174,802	$135,953

(5)	Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized cost	Gross unrealized		Estimated fair value
(Dollars in thousands)		Gains	Losses

September 30, 2010:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$570,956	24,453	(88)	$595,321
Trust preferred securities	32	104	—	136

Total	$570,988	24,557	(88)	$595,457

December 31, 2009:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$594,852	12,555	(1,238)	$606,169
Trust preferred securities	3,542	—	(3,442)	100

Total	$598,394	12,555	(4,680)	$606,269

The amortized cost and estimated fair value of investment securities at September 30, 2010 are shown below. Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Estimated fair value

Held to maturity:
Due after 5 years through 10 years	$16,976	17,478
Due after 10 years	554,012	577,979

Total	$570,988	595,457

There were no sales of securities available for sale during the three months ended September 30, 2010. Proceeds from sales of securities available for sale were $3.0 million for the three months ended September 30, 2009, resulting in gross realized gains of $37,000.

Proceeds from sales of securities available for sale and in the trading account were $67.6 million for the nine months ended September 30, 2010, resulting in gross realized gains of $350,000. Proceeds from sales of securities available for sale were $18.2 million for the nine months ended September 30, 2009, resulting in gross realized gains of $267,000. All sales of securities classified as available for sale and trading for the nine months ended September 30, 2010 and 2009 were U.S. government-sponsored mortgage-backed securities.

The Company did not have any securities classified as available for sale or trading at September 30, 2010 and December 31, 2009.

Investment securities with carrying values of $279.6 million at September 30, 2010 were pledged to secure public deposits, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at September 30, 2010 and December 31, 2009. The Company has the ability to hold these securities until such time as the value recovers or the securities mature.

	Less than 12 months		12 months or longer		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses

(Dollars in thousands)

September 30, 2010
Mortgage-backed securities	$21,883	85	211	3	8	22,094	88
Trust preferred securities	—	—	—	—	—	—	—

Total	$21,883	85	211	3	8	22,094	88

December 31, 2009:
Mortgage-backed securities	$123,463	1,227	362	11	25	123,825	1,238
Trust preferred securities	—	—	100	3,442	1	100	3,442

Total	$123,463	1,227	462	3,453	26	123,925	4,680

Trust Preferred Securities. At September 30, 2010, the Company owns two trust preferred securities, PreTSL XXIII and XXIV, with a carrying value of $32,000. The difference between the carrying value of $32,000 and the remaining amortized cost basis of $1.1 million is reported as other comprehensive income and is related to non-credit factors such as the trust preferred securities market being inactive. The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. All of these securities are classified in the Bank’s held-to-maturity investment portfolio.

The trust preferred securities market is considered to be inactive as only seven transactions have occurred over the past 12 months in similar tranches to the securities owned by the Company. The Company used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in trust preferred securities did not incur additional impairment during the quarter ending September 30, 2010 as the present value of cash flows exceed the amortized cost basis of $1.1 million.

At September 30, 2010, PreTSL XXIII and XXIV are rated C by Fitch.

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

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)	2010	2009

Balance at January 1	$3,481	$1
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	2,404	—
Credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	3,480

Balance at September 30	$5,885	$3,481

The table below shows the components of comprehensive loss, net of taxes, resulting from other-than-temporarily impaired securities:

	September 30,
(Dollars in thousands)	2010	2009

Non-credit losses on other-than-temporarily impaired securities	$679	$0

(6)	Loans Receivable

The components of loans receivable at September 30, 2010 and December 31, 2009 are as follows:

(Dollars in thousands)	September 30, 2010	December 31, 2009

Real estate loans:
First mortgages:
One- to four-family residential	$596,276	$555,473
Multifamily residential	5,461	3,807
Construction, commercial, and other	18,725	20,762
Home equity loans and lines of credit	20,066	21,789

Total real estate loans	640,528	601,831

Other loans:
Loans on deposit accounts	951	1,109
Consumer and other loans	5,085	5,786

Total other loans	6,036	6,895

Less:
Net unearned fees and discounts	(5,553)	(5,255)
Undisbursed loan funds	(1,674)	(4,090)
Allowance for loan losses	(1,571)	(1,681)

	(8,798)	(11,026)

Loans receivable, net	$637,766	$597,700

Impaired loans at September 30, 2010 and December 31, 2009 amounted to $3.1 million and $3.2 million, respectively, and included all nonaccrual and restructured loans. During the nine months ended September 30, 2010, the average recorded investment in impaired loans was $3.2 million and interest income recognized on impaired loans was $98,000. During the nine months ended September 30, 2009, the average recorded investment in impaired loans was $3.0 million and interest income recognized on impaired loans was $8,000.

The Company had eight nonaccrual loans with a book value of $509,000 at September 30, 2010 and six nonaccrual loans with a book value of $520,000 as of December 31, 2009. The Company did not collect or recognize any interest income on nonaccrual loans during the nine months ended September 30, 2010 and September 30, 2009, respectively. The Company would have recognized additional interest income of $19,000 and $60,000 during the nine months ended September 30, 2010 and 2009, respectively, had the loans been accruing interest. The Company did not have any loans more than 90 days past due and still accruing interest as of September 30, 2010 and December 31, 2009.

The Company had nine troubled debt restructurings totaling $2.6 million as of September 30, 2010, all of which were one- to four-family residential mortgage loans and considered to be impaired. All of the loans are performing in accordance with their restructured terms and accruing interest at September 30, 2010. There were nine restructured one- to four-family residential mortgage loans totaling $3.0 million as of December 31, 2009 that were considered to be impaired. Eight of the loans totaling $2.7 million were still accruing interest at December 31, 2009. Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers. We have no commitments to lend any additional funds to these borrowers.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the nine months ended September 30, 2010 and 2009, the Company sold $31.1 million and $74.6 million, respectively, of mortgage loans held for sale and recognized gains of $311,000 and $1.4 million, respectively. During the three months ended September 30, 2010 and 2009, the Company sold $12.4 million and $16.4 million, respectively, of mortgage loans held for sale and recognized gains of $63,000 and $259,000, respectively. The Company had three loans held for sale totaling $947,000 at September 30, 2010 and seven loans held for sale totaling $1.1 million at December 31, 2009.

The Company serviced loans for others of $137.6 million at September 30, 2010 and $135.6 million at December 31, 2009. Of these amounts, $9.0 million and $11.2 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at September 30, 2010 and 2009, respectively. The amount of contractually specified servicing fees earned for the nine-month periods ended September 30, 2010 and September 30, 2009 was $302,000 and $236,000, respectively. The amount of contractually specified servicing fees earned for the three-month periods ended September 30, 2010 and September 30, 2009 was $100,000 and $90,000, respectively. The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

(7)	Allowance for Loan Losses

The activity in the allowance for loan losses on loans receivable is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009

Balance, beginning of period	$1,737	$2,001	$1,681	$899
Provision for loan losses	118	10	276	1,112

	1,855	2,011	1,957	2,011

Charge-offs	(378)	(101)	(501)	(104)
Recoveries	94	3	115	6

Net charge-offs	(284)	(98)	(386)	(98)

Balance, end of period	$1,571	$1,913	$1,571	$1,913

(8)	Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts. Securities sold under agreements to repurchase at September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Repurchase liability	Weighted average rate	Repurchase liability	Weighted average rate

Maturing:
1 year or less	$32,000	3.11%	$25,000	3.13%
Over 1 year to 2 years	40,200	4.72	43,900	3.53
Over 2 years to 3 years	33,000	3.91	28,300	4.75
Over 3 years to 4 years	—	—	33,000	3.91

	$105,200	3.98%	$130,200	3.82%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at September 30, 2010. The amount at risk is the greater of the carrying value or fair value over the repurchase liability. All the agreements to repurchase are with JP Morgan Chase Bank N.A. and the securities pledged are issued and guaranteed by U.S. government-sponsored enterprises.

(Dollars in thousands)	Carrying value of securities	Fair value of securities	Repurchase liability	Amount at risk	Weighted average months to maturity

Maturing:
Over 90 days	$113,172	119,576	105,200	14,376	19

	$113,172	119,576	105,200	14,376	19

(9)	Employee Benefit Plans

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

In addition, the Company sponsors a Supplemental Employee Retirement Plan (SERP), a noncontributory supplemental retirement benefit plan, which covers certain current and former employees of the Company for amounts in addition to those provided under the Pension Plan.

The components of net periodic benefit cost were as follows:

	SERP		SERP
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Net periodic benefit cost for the period
Service cost	$155	135	465	403
Interest cost	89	76	266	230
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized actuarial loss	—	—	—	—
Recognized curtailment loss	—	—	—	—

Net periodic benefit cost	$244	211	731	633

(10)	Employee Stock Ownership Plan

Effective January 1, 2009, Territorial Savings Bank adopted an Employee Stock Ownership Plan (ESOP) for eligible employees. The ESOP borrowed $9.8 million from the Company and used those funds to acquire 978,650 shares or 8% of the total number of shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share.

The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 20-year term of the loan with funds from Territorial Savings Bank’s contributions to the ESOP and dividends payable on the shares. The interest rate on the ESOP loan is an adjustable rate equal to the prime rate, as published in The Wall Street Journal. The interest rate will adjust annually and will be the prime rate on the first business day of the calendar year.

Shares purchased by the ESOP will be held by a trustee in an unallocated suspense account, and shares will be released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity. The shares committed to be released are considered outstanding for earnings per share computations. Compensation expense recognized for the three months ended September 30, 2010 and 2009 amounted to $212,000 and $375,000, respectively. Compensation expense recognized for the nine months ended September 30, 2010 and 2009 amounted to $677,000 and $375,000, respectively.

Shares held by the ESOP trust at September 30, 2010 were as follows:

Allocated shares	85,632
Unearned shares	893,018

Total ESOP shares	978,650

Fair value of unearned shares, in thousands	$15,029

The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits. For the three months ended September 30, 2010 and 2009, we accrued $3,000 and $0, respectively for the ESOP restoration plan. For the nine months ended September 30, 2010 and 2009, we accrued $158,000 and $0, respectively for the ESOP restoration plan.

(11)	Share-Based Compensation

On August 19, 2010, Territorial Bancorp Inc. adopted the 2010 Equity Incentive Plan, which provides for awards of stock options and restricted stock to key officers and outside directors. In accordance with the Compensation – Stock Compensation topic of the FASB ASC, the cost of the 2010 Equity Incentive Plan is based on the fair value of the awards on the grant date. The fair value of restricted stock is based on the closing price of the Company’s stock on the grant date. The fair value of stock options is estimated using a Black-Scholes option pricing model using assumptions for dividend yield, stock price volatility, risk-free interest rate and option term. These assumptions are based on our judgments regarding future events, are subjective in nature, and cannot be determined with precision. The cost of the awards will be recognized on a straight-line basis over the six-year vesting period during which participants are required to provide services in exchange for the awards.

Shares of our common stock issued under the Plan shall be authorized unissued shares or treasury shares. The maximum number of shares that will be awarded under the plan will be 1,712,637 shares. Share-based compensation expense for the quarter ending September 30, 2010 was $233,618.

Stock Options

The table below presents the stock option activity for the nine months ended September 30, 2010:

	Options	Weighted average exercise price	Remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding at December 31, 2009	—	$—	—	$—
Granted	871,144	17.36	9.89	0
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Options outstanding at September 30, 2010	871,144	$17.36	9.89	$0

As of September 30, 2010, the Company had $4.4 million of unrecognized compensation costs related to the stock option plan. The cost of the stock option plan will be amortized in equal annual installments over the six-year vesting period. There were no shares vested in 2010.

The fair value of the Company’s stock options was determined using the Black-Scholes option pricing formula. The following assumptions were used in the formula:

Expected volatility	31.98%
Risk-free interest rate	2.58%
Expected dividends	1.61%
Expected life (in years)	6.75
Grant price for the stock options	$17.36

Expected volatility - Based on the historical volatility of the Company’s stock and a peer group of comparable thrifts.

Risk-free interest rate - Based on the U.S. Treasury yield curve and expected life of the options at the time of grant.

Expected dividends - Based on the quarterly dividend and the price of the Company’s stock at the time of grant.

Expected life - Based on a weighted-average of the six-year vesting period and the 10-year contractual term of the stock option plan.

Grant price for the stock options - Based on the closing price of the Company’s stock at the time of grant.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant. Unvested restricted stock awards may not be disposed of or transferred during the vesting period. Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity for the nine months ended September 30, 2010:

	Restricted stock awards	Weighted average grant date fair value
Non-vested at December 31, 2009	—	$—
Granted	713,600	17.36
Vested	—	—
Forfeited	—	—

Non-vested at September 30, 2010	713,600	$17.36

There were no shares vested in 2010.

As of September 30, 2010, the company had $12.2 million of unrecognized compensation cost related to restricted stock awards. The cost of the restricted stock awards will be amortized in equal annual installments over the six-year vesting period.

(12)	Earnings Per Share

The table below presents the information used to compute basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009

Net income	$3,134	$729	$7,830	$5,655

Weighted average number of shares used in:
Basic earnings per share	11,334,058	11,266,863	11,321,912	11,266,863
Dilutive common stock equivalents:
Stock options and restricted stock units	10,564	—	34,825	—

Diluted earnings per share	11,344,622	11,266,863	11,356,737	11,266,863

Net income per common share, basic	$0.28	$0.06	$0.69	$0.50

Net income per common share, diluted	$0.28	$0.06	$0.69	$0.50

(13)	Fair Value of Financial Instruments

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

The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. The trust preferred securities market is considered to be inactive since there have been only seven sales transactions of similar rated securities over the past 12 months and no new issues of pooled trust preferred securities have occurred since 2007. The fair value of our trust preferred securities was determined by an independent third-party pricing service which used a discounted cash flow model. Our pricing service used a discount rate of 21.00% and provided a fair value estimate of $3.85 per $100 of par value for PreTSL XXIII.

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

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

Assets

Cash and cash equivalents	$174,802	174,802	135,953	135,953
Investment securities held to maturity	570,988	595,457	598,394	606,269
FHLB stock	12,348	12,348	12,348	12,348
Loans held for sale	947	981	1,084	1,084
Loans receivable, net	637,766	662,349	597,700	615,858
Accrued interest receivable	4,738	4,738	4,781	4,781

Liabilities

Deposits	$1,078,894	1,080,243	1,014,668	1,017,396
Advances from the Federal Home Loan Bank	10,000	10,079	—	—
Securities sold under agreements to repurchase	105,200	110,503	130,200	136,029
Accounts payable and accrued expenses	17,830	17,830	18,837	18,837
Current income taxes payable	496	496	670	670
Advance payments by borrowers for taxes and insurance	2,189	2,189	2,905	2,905

At September 30, 2010 and December 31, 2009, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 and the related gains and losses for the nine months ended September 30, 2010 and the year ended December 31, 2009:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total gains (losses)

September 30, 2010
Interest rate contracts – assets	$—	201	—	201	$132
Interest rate contracts – liabilities	—	(44)	—	(44)	(23)

December 31, 2009
Interest rate contracts – assets	$—	69	—	69	$69
Interest rate contracts – liabilities	—	(20)	—	(20)	(20)

The fair value of interest rate contracts was determined by referring to prices quoted in the secondary market for similar contracts. Gains and losses are included in gain on sale of loans in the consolidated statements of income.

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of September 30, 2010 and December 31, 2009 and the related gains and losses for the nine months ended September 30, 2010 and the year ended December 31, 2009:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total gains (losses)

September 30, 2010
Impaired loans	$—	—	2,430	2,430	$70
Trust preferred securities	—	—	136	136	(2,404)
Mortgage servicing assets	—	—	1,183	1,183	(64)

December 31, 2009
Impaired loans	$—	—	2,668	2,668	$(182)
Trust preferred securities	—	—	—	—	(3,481)

The fair value of impaired loans that are considered to be collateral-dependent is determined using the value of collateral less estimated selling costs. Gains and losses are included in the provision for loan losses in the consolidated statements of income. The fair value of trust preferred securities was determined by an independent third-party pricing service using a discounted cash flow model. The assumptions used in the discounted cash flow model are discussed above. Losses on trust preferred securities are included in net other-than-temporary impairment losses in the consolidated statements of income. Mortgage servicing assets are valued using a cash flow model prepared by an independent third-party appraiser. Assumptions used in the model include mortgage prepayment speeds, discount rates, cost of servicing and ancillary income. Losses on mortgage servicing assets are included in service fees on loan and deposit accounts in the consolidated statements of income.

(14)	Subsequent Events

On November 4, 2010, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.07 per share of common stock. The dividend is expected to be paid on December 2, 2010 to stockholders of record as of November 18, 2010.

The Company also announced that it expects to receive a tax refund of $1.0 million from the State of Hawaii in connection with a proposed settlement with the State. The Company believes it will have an executed settlement agreement prior to year-end.

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

Critical Accounting Policies

On August 19, 2010, Territorial Bancorp Inc. adopted the 2010 Equity Incentive Plan, which provides for awards of stock options and restricted stock to key officers and outside directors. In accordance with the Compensation – Stock Compensation topic of the FASB ASC, the cost of the 2010 Equity Incentive Plan is based on the fair value of the awards on the grant date. The fair value of restricted stock is based on the closing price of the Company’s stock on the grant date. The fair value of stock options is estimated using a Black-Scholes option pricing model using assumptions for dividend yield, stock price volatility, risk-free interest rate and option term. These assumptions are based on our judgments regarding future events, are subjective in nature, and cannot be determined with precision. The cost of the awards will be recognized on a straight-line basis over the six-year vesting period during which participants are required to provide services in exchange for the awards.

There are no other material changes to the critical accounting policies disclosed in Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Assets. At September 30, 2010, our assets were $1.441 billion, an increase of $51.7 million, or 3.7%, from $1.390 billion at December 31, 2009. The growth in assets was primarily the result of increases in cash and cash equivalents and loans receivable, which were partially offset by a decrease in investment securities.

Cash and Cash Equivalents. Cash and cash equivalents were $174.8 million at September 30, 2010, an increase of $38.8 million since December 31, 2009. The growth in cash and cash equivalents resulted primarily from a $64.2 million increase in deposits.

Loans. Total loans, including $947,000 of loans held for sale, were $638.7 million at September 30, 2010, or 44.3% of total assets. During the nine months ended September 30, 2010, the loan portfolio increased by $39.9 million, or 6.7%. The increase in the loan portfolio occurred as one- to four-family residential loan production exceeded principal repayments and loan sales due to continued high levels of loan originations in the current interest rate environment.

Securities. At September 30, 2010, our securities portfolio totaled $571.0 million, or 39.6% of assets. At September 30, 2010, all of such securities were classified as held-to-maturity and none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as non-conforming loans having less than full documentation) loans. During the nine months ended September 30, 2010, our securities portfolio decreased by $27.4 million, or 4.6%, primarily due to repayments exceeding purchases.

At September 30, 2010, we owned trust preferred securities with a carrying value of $32,000. This portfolio consists of two securities (PreTSL XXIII and PreTSL XXIV), which represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.

The trust preferred securities market is considered inactive as only seven sales transactions of similarly rated securities have occurred over the past twelve months. In addition, there have been no new issues of pooled trust preferred securities since 2007. Because the trust preferred securities market is inactive, we use a discounted cash flow model to determine whether they are other-than-temporarily impaired. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in trust preferred securities did not incur additional impairment during the quarter ending September 30, 2010 as the present value of cash flows exceeded the amortized cost basis of $1.1 million.

At September 30, 2010, PreTSL XXIII and XXIV are rated C by Fitch.

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

Deposits. Deposits were $1.079 billion at September 30, 2010, an increase of $64.2 million or 6.3% since December 31, 2009. The increase in deposits was caused by our continuing to promote higher than market rates for savings accounts.

Borrowings. Historically, our borrowings consisted primarily of advances from the Federal Home Loan Bank of Seattle and funds borrowed under securities sold under agreements to repurchase. During the nine months ended September 30, 2010, our borrowings decreased by $15.0 million, or 11.5%, due to the payoff of $25.0 million of securities sold under agreements to repurchase which was partially offset when we obtained $10.0 million of Federal Home Loan Bank advances. We have not required any other borrowings to fund our operations. Instead, we have primarily funded our operations with the net proceeds from our stock offering, additional deposits and principal repayments on loans and mortgage-backed securities.

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
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (5)	$585,520	$8,154	5.57%	$557,497	$7,882	5.66%
Multi-family residential	5,012	84	6.70	3,681	65	7.06
Construction, commercial and other	16,972	260	6.13	17,672	280	6.34
Home equity loans and lines of credit	20,491	317	6.19	23,268	382	6.57
Other loans	6,112	92	6.02	7,013	116	6.62

Total loans	634,107	8,907	5.62	609,131	8,725	5.73

Investment securities:
U.S. government sponsored mortgage-backed securities (5)	569,364	6,371	4.48	545,943	6,529	4.78
Trust preferred securities	31	—	—	3,677	—	—

Total securities	569,395	6,371	4.48	549,620	6,529	4.75
Other	201,910	115	0.23	207,420	49	0.09

Total interest-earning assets	1,405,412	15,393	4.38	1,366,171	15,303	4.48
Non-interest-earning assets	50,468			36,363

Total assets	$1,455,880			$1,402,534

Interest-bearing liabilities:
Savings accounts	$745,040	$1,887	1.01%	$536,263	$1,946	1.45%
Certificates of deposit	222,001	653	1.18	324,937	1,381	1.70
Money market accounts	504	—	—	102,907	87	0.34
Checking and Super NOW accounts	101,128	15	0.06	19,343	3	0.06

Total interest-bearing deposits	1,068,673	2,555	0.96	983,450	3,417	1.39
Federal Home Loan Bank advances	9,999	54	2.16	57	—	—
Other borrowings	105,199	1,070	4.07	152,091	1,500	3.95

Total interest-bearing liabilities	1,183,871	3,679	1.24	1,135,598	4,917	1.73
Non-interest-bearing liabilities	46,722			62,248

Total liabilities	1,230,593			1,197,846
Stockholders’ equity	225,287			204,688

Total liabilities and stockholders’ equity	$1,455,880			$1,402,534

Net interest income		$11,714			$10,386

Net interest rate spread (2)			3.14%			2.75%
Net interest-earning assets (3)	$221,541			$230,573

Net interest margin (4)			3.33%			3.04%

Interest-earning assets to interest-bearing liabilities	118.71%			120.30%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Average balance includes loans or investments available for sale.

	For the Nine Months Ended September 30,
	2010			2009
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (5)	$567,996	$23,676	5.56%	$566,374	$24,489	5.77%
Multi-family residential	4,497	230	6.82	3,714	198	7.11
Construction, commercial and other	17,145	821	6.38	18,048	863	6.38
Home equity loans and lines of credit	21,062	991	6.27	25,633	1,278	6.65
Other loans	6,395	300	6.25	6,596	329	6.65

Total loans	617,095	26,018	5.62	620,365	27,157	5.84
Investment securities:
U.S. government sponsored mortgage-backed securities (5)	583,492	19,819	4.53	520,186	18,766	4.81
Trust preferred securities (6)	1,176	—	—	3,821	(8)	(0.28)

Total securities	584,668	19,819	4.52	524,007	18,758	4.77
Other	174,976	290	0.22	108,354	72	0.09

Total interest-earning assets	1,376,739	46,127	4.47	1,252,726	45,987	4.89
Non-interest-earning assets	50,093			50,452

Total assets	$1,426,832			$1,303,178

Interest-bearing liabilities:
Savings accounts	$706,694	$6,397	1.21%	$477,050	$5,594	1.56%
Certificates of deposit	234,419	2,043	1.16	360,574	5,215	1.93
Money market accounts	25,262	12	0.06	99,810	227	0.30
Checking and Super NOW accounts	76,254	32	0.06	19,701	8	0.05

Total interest-bearing deposits	1,042,629	8,484	1.08	957,135	11,044	1.54
Federal Home Loan Bank advances	6,300	99	2.10	5,257	33	0.84
Other borrowings	106,834	3,211	4.01	152,498	4,553	3.98

Total interest-bearing liabilities	1,155,763	11,794	1.36	1,114,890	15,630	1.87
Non-interest-bearing liabilities	47,875			51,132

Total liabilities	1,203,638			1,166,022
Stockholders’ equity	223,194			137,156

Total liabilities and stockholders’ equity	$1,426,832			$1,303,178

Net interest income		$34,333			$30,357

Net interest rate spread (2)			3.11%			3.02%
Net interest-earning assets (3)	$220,976			$137,836

Net interest margin (4)			3.33%			3.23%

Interest-earning assets to interest-bearing liabilities	119.12%			112.36%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Average balance includes loans or investments available for sale.
(6)	Interest on trust preferred securities for the 2009 period has a negative balance because accrued interest receivable on these securities was reversed in 2009.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

General. Net income increased by $2.4 million, or 329.9%, to $3.1 million for the three months ended September 30, 2010 from $729,000 for the three months ended September 30, 2009. The increase in net income was primarily caused by a $2.5 million increase in non-interest income and a $1.2 million decrease in interest expense that was partially offset by a $1.5 million increase in income taxes.

Net Interest Income. Net interest income increased by $1.3 million, or 12.8%, to $11.7 million for the three months ended September 30, 2010 compared to $10.4 million for the three months ended September 30, 2009. Interest expense decreased by $1.2 million, or 25.2%, due to a 49 basis point decrease in the average cost of interest-bearing liabilities. Interest and dividend income increased by $90,000, or 0.6% as the average balance of interest earning assets rose by $39.2 million to $1.405 billion for the three months ended September 30, 2010. The interest rate spread and net interest margin were 3.14% and 3.33%, respectively, for the three months ended September 30, 2010, compared to 2.75% and 3.04%, respectively, for the three months ended September 30, 2009.

Interest and Dividend Income. Interest and dividend income increased by $90,000, or 0.6%, to $15.4 million for the three months ended September 30, 2010 from $15.3 million for the three months ended September 30, 2009. Interest income on loans increased by $182,000 to $8.9 million for the three months ended September 30, 2010 from $8.7 million for the three months ended September 30, 2009. The increase occurred because the average balance of loans increased by $25.0 million, or 4.1%, as new loan originations exceeded loan repayments and loan sales. However, we continue to sell mortgage loans as part of our plan to reduce interest rate risk. The average yield on loans declined by 11 basis points to 5.62% for the three months ended September 30, 2010 due to a decrease in the yield on new loans. The increase in interest income on loans was partially offset by a decrease in interest income on investment securities of $158,000 to $6.4 million for the three months ended September 30, 2010 from $6.5 million for the three months ended September 30, 2009. The decrease in interest income on securities occurred primarily because of a 27 basis point decrease in the average yield on securities which occurred as the Company purchased mortgage-backed securities. These securities had lower yields because of a decline in the overall level of interest rates. The decline in interest rates also caused an increase in prepayments on higher yielding mortgage-backed securities. The decrease in the average yield on investment securities was partially offset by a $19.8 million, or 3.6%, increase in the average balance of investment securities due to the purchase of government-sponsored mortgage-backed securities.

Interest Expense. Interest expense decreased by $1.2 million, or 25.2%, to $3.7 million for the three months ended September 30, 2010 compared to $4.9 million for the three months ended September 30, 2009. Interest expense on deposits decreased by $862,000, or 25.2%, to $2.6 million for the three months ended September 30, 2010 from $3.4 million for the three months ended September 30, 2009. The decline in interest expense on deposits was caused primarily by a $728,000 decrease in interest expense on certificates of deposit. The average interest rate on certificates of deposit decreased by 52 basis points, and we experienced a $102.9 million, or 31.7%, decrease in the average balance of certificates of deposit. We lowered the rates we pay on certificates of deposit due to declining market interest rates and increased liquidity from other sources, such as principal repayments on loans and mortgage-backed securities, allowing these certificates of deposit to mature. Most of the funds from these maturing certificates of deposit were transferred to savings accounts. Interest expense on savings accounts decreased by $59,000 from $1.9 million for the three months ended September 30, 2009 to $1.9 million for the three months ended September 30, 2010. The average balance of savings accounts grew by $208.8 million, or 38.9%, to $745.0 million for the three months ended September 30, 2010 from $536.3 million for the three months ended September 30, 2009. The increase in savings accounts was caused by our continuing to promote higher than market rates for these accounts. Interest expense on borrowings decreased by $376,000, or 25.1%, to $1.1 million for the three months ended September 30, 2010 compared to $1.5 million for the three months ended September 30, 2009. The decrease in interest expense on borrowings is due primarily to the payoff of $25.0 million of securities sold under agreements to repurchase and $24.7 million of subordinated debentures

Provision for Loan Losses. We recorded provisions for loan losses of $118,000 and $10,000 for the three months ended September 30, 2010 and 2009, respectively. The provisions made during the three months ended September 30, 2010 included specific reserves of $274,000 related to $368,000 of loans consisting of two one- to four-family residential real estate loans and one commercial loan. This was partially offset by the reversal of an $84,000 write down on a restructured loan that was paid off and a reduction in the general loan loss provision of $80,000 in the three months ended September 30, 2010.  General loan loss provisions were reduced because of the decrease in non-performing loans. Non-performing loans totaled $509,000 at September 30, 2010, or 0.08% of total loans at that date, compared to $1.4 million of non-performing loans at September 30, 2009 or 0.23% of total loans at that date. Non-performing loans as of September 30, 2010 and 2009 consisted primarily of one- to four-family residential real estate and commercial loans. We experienced charge offs of $378,000 and $101,000 and recoveries of $94,000 and $3,000 for the three months ended September 30, 2010 and 2009, respectively. The allowance for loan losses to total loans was 0.25% and 0.32% at September 30, 2010 and 2009, respectively. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2010 and 2009.

Non-Interest Income. The following table summarizes changes in non-interest income between the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Change
	2010	2009	$ Change	% Change
	(In thousands)

Other-than-temporary impairment loss on investments, net	$—	$(2,716)	$2,716	(100.0)%
Service fees on loan and deposit accounts	546	651	(105)	(16.1)%
Income on bank-owned life insurance	256	262	(6)	(2.3)%
Gain on sale of investment securities	—	37	(37)	(100.0)%
Gain on sale of loans	165	265	(100)	(37.7)%
Other	76	75	1	1.3%

Total	$1,043	$(1,426)	$2,469	173.1%

We recognized a $2.7 million loss for other-than-temporary impairment on our investments in trust preferred securities during the three months ended September 30, 2009. See “—Comparison of Financial Condition at September 30, 2010 and December 31, 2009—Securities” for a discussion of these securities.

Non-Interest Expense. The following table summarizes changes in non-interest expense between the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Change
	2010	2009	$ Change	% Change
	(In thousands)

Salaries and employee benefits	$4,526	$4,337	$189	4.4%
Occupancy	1,146	1,133	13	1.1%
Equipment	734	757	(23)	(3.0)%
Loss on extinguishment of debt	—	507	(507)	(100.0)%
Federal deposit insurance premiums	308	350	(42)	(12.0)%
Other general and administrative expenses	952	812	140	17.2%

Total	$7,666	$7,896	$(230)	(2.9)%

Salaries and employee benefits increased for the quarter ending September 30, 2010 primarily because of $234,000 of expenses accrued for the equity incentive plan, which was not in existence during 2009.

During the three months ending September 30, 2009, we incurred a $507,000 loss on extinguishment of debt because we paid off $24.7 million of subordinated debentures and recognized a one-time expense related to the cost of issuing these debentures.

Other general and administrative expenses increased by $140,000 or 17.2% to $952,000 for the three months ended September 30, 2010. The increase in other general and administrative costs can be primarily attributed to increases in accounting and legal expenses.

Income Tax Expense. Income taxes were $1.8 million for the three months ended September 30, 2010, reflecting an effective tax rate of 37.0% compared to $325,000 for the three months ended September 30, 2009, reflecting an effective tax rate of 30.8%. The increase in the effective tax rate for the three months ended September 30, 2010 is primarily due to fluctuations in the amount of income received from bank-owned life insurance, which is tax-free for federal and state tax purposes, relative to total pre-tax income for each year.

Comparison of Operating Results for the Nine Months Ended September 30, 2010 and 2009

General. Net income increased by $2.2 million, or 38.5%, to $7.8 million for the nine months ended September 30, 2010 compared to $5.7 million for the same period last year. The increase in net income was caused primarily by a $3.8 million decrease in interest expense and an $836,000 decrease in the provision for loan losses. These changes were partially offset by a $992,000 increase in non-interest expense and a $1.6 million increase in income taxes.

Net Interest Income. Net interest income increased by $4.0 million, or 13.1%, to $34.3 million for the nine months ended September 30, 2010 from $30.4 million for the nine months ended September 30, 2009. The increase in net interest income occurred primarily because of a $3.8 million decrease in interest expense. Interest expense decreased by 24.5% due to a 51 basis point decline in the average cost of interest-bearing liabilities. The interest rate spread and net interest margin were 3.11% and 3.33%, respectively, for the nine months ended September 30, 2010, compared to 3.02% and 3.23%, respectively, for the nine months ended September 30, 2009.

Interest and Dividend Income. Interest and dividend income increased by $140,000, or 0.3%, to $46.1 million for the nine months ended September 30, 2010 compared to $46.0 million for the same period last year. Interest income on securities grew by $1.1 million, or 5.7%, to $19.8 million for the nine months ended September 30, 2010 compared to $18.8 million for the same period last year. The increase in interest income on securities occurred because our average balance of investment securities grew by $60.7 million, or 11.6%, as we purchased government-sponsored mortgage-backed securities. The growth in interest income on securities that occurred because of the increase in the average investment balance was partially offset by a 25 basis point decline in the average yield on investment securities. The average yield on investment securities was 4.52% for the nine months ended September 30, 2010 compared to 4.77% for the nine months ended September 30, 2009. The decrease in the average yield on securities occurred as the Company purchased mortgage-backed securities and collateralized mortgage obligations. These securities had lower yields because of a decline in the overall level of interest rates. The decline in interest rates also caused an increase in prepayments on higher yielding mortgage-backed securities. Other interest and dividend income also increased by $218,000 during the nine months ended September 30, 2010 due to earnings on higher cash balances held at other banks. The increase in interest income was partially offset by a decrease in interest income on loans of $1.1 million, or 4.2%, to $26.0 million for the nine months ended September 30, 2010 from $27.2 million for the nine months ended September 30, 2009. The average yield on loans decreased by 22 basis points, or 3.8%. The average loan balance also declined by $3.3 million, or 0.5%, to $617.1 million as of September 30, 2010 compared to the same period last year. The decrease in the loan portfolio and average yield occurred because lower mortgage interest rates caused an increase in loan payoffs as borrowers refinanced their higher yielding mortgage loans at lower rates.

Interest Expense. Interest expense decreased by $3.8 million, or 24.5%, to $11.8 million for the nine months ended September 30, 2010 from $15.6 million for the nine months ended September 30, 2009. Interest expense on deposits decreased by $2.6 million, or 23.2%, to $8.5 million for the nine months ended September 30, 2010 compared to $11.0 million for the same period last year. The decline in interest expense on deposits was caused primarily by a $3.2 million decrease in interest expense on certificates of deposit. The average rate we paid on certificates of deposit decreased by 77 basis points, and we experienced a $126.2 million, or 35.0%, decrease in the average balance of certificates of deposit. We lowered the rates we pay on certificates of deposit due to declining market interest rates and increased liquidity from other sources, such as principal repayments on loans and mortgage-backed securities, allowing these certificates of deposit to mature. Most of the funds from these maturing certificates of deposit were transferred to savings accounts. The decrease in interest expense on certificates of deposit was partially offset by an $803,000, or 14.4%, increase in interest expense on savings accounts. Interest expense on passbook and statement savings accounts rose from $5.6 million for the nine months ended September 30, 2009 to $6.4 million for the first nine months of 2010. The average balance of savings accounts increased by $229.6 million, or 48.1%, to $706.7 million for the nine months ended September 30, 2010 from $477.1 million for the nine months ended September 30, 2009. The increase in savings accounts was caused by our continuing to promote higher than market rates for these accounts. Interest expense on borrowings decreased by $1.3 million, or 27.8% to $3.3 million for the nine months ended September 30, 2010 from $4.6 million for the nine months ended September 30, 2009. Interest expense on subordinated debentures, Fed Funds purchased and securities sold under agreements to repurchase decreased by $1.3 million because the average balance decreased by $45.7 million to $106.8 million for the nine months ended September 30, 2010. The decrease in the average balance occurred as we paid off $25.0 million of securities sold under agreements to repurchase in the three months ended March 31, 2010 and $24.7 million of subordinated debentures in the three months ending September 30, 2009. Interest expense on Federal Home Loan Bank advances was

$99,000 during the nine months ended September 30, 2010 as we obtained a $10.0 million advance during the three months ended June 30, 2010.

Provision for Loan Losses. We recorded provisions for loan losses of $276,000 and $1.1 million for the nine months ended September 30, 2010 and 2009, respectively. The provision made during 2009 related to general reserves for one- to four-family residential real estate loans in recognition of an increase in non-performing loans and deteriorating environmental factors. Non-performing loans totaled $509,000 at September 30, 2010, or 0.08% of total loans at that date, compared to $1.4 million of non-performing loans at September 30, 2009 or 0.23% of total loans at that date. Non-performing loans as of September 30, 2010 consisted primarily of one- to four-family residential real estate and commercial loans. We experienced charge offs of $501,000 and $104,000 and recoveries of $115,000 and $6,000 for the nine months ended September 30, 2010 and 2009, respectively. The allowance for loan losses to total loans was 0.25% and 0.32% at September 30, 2010 and 2009, respectively. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2010 and 2009.

Non-Interest Income. The following table summarizes changes in non-interest income between the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,		Change
	2010	2009	$ Change	% Change
	(In thousands)

Other-than-temporary impairment loss on investments, net	$(2,404)	$(3,481)	$1,077	(30.9)%
Service fees on loan and deposit accounts	1,834	1,968	(134)	(6.8)%
Income on bank-owned life insurance	765	775	(10)	(1.3)%
Gain on sale of investment securities	350	267	83	31.1%
Gain on sale of loans	420	1,442	(1,022)	(70.9)%
Other	224	217	7	3.2%

Total	$1,189	$1,188	$1	0.1%

Gain on sale of loans declined by $1.0 million primarily due to a decrease in loans sold. Loans sold during the nine months ended September 30, 2010 and 2009 were $31.1 million and $74.6 million, respectively. We also recognized losses of $2.4 million and $3.5 million for other-than-temporary impairment on our investment in trust preferred securities during the nine months ended September 30, 2010 and 2009, respectively. See “—Comparison of Financial Condition at September 30, 2010 and December 31, 2009—Securities” for a discussion of these securities.

Non-Interest Expense. The following table summarizes changes in non-interest expense between the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,		Change
	2010	2009	$ Change	% Change
	(In thousands)
Salaries and employee benefits	$13,533	$11,882	$1,651	13.9%
Occupancy	3,428	3,361	67	2.0%
Equipment	2,184	2,225	(41)	(1.8)%
Loss on extinguishment of debt	—	507	(507)	(100.0)%
Federal deposit insurance premiums	898	1,533	(635)	(41.4)%
Other general and administrative expenses	2,843	2,386	457	19.2%

Total	$22,886	$21,894	$992	4.5%

Salaries and employee benefits increased in the nine months ending September 30, 2010 primarily because of $460,000 of higher expenses accrued for the employee stock ownership plan and $234,000 for the equity incentive plan, which was not in existence in 2009. In addition, the Company incurred a bank-wide budgeted salary increase of approximately 2.5%, which was effective July 1, 2009, and higher cash bonus accruals and supplemental employee retirement plan expenses.

During the nine months ending September 30, 2009, we incurred a $507,000 loss on extinguishment of debt because we paid off $24.7 million of subordinated debentures and recognized a one-time expense related to the cost of issuing these debentures.

Federal deposit insurance premiums were $898,000 for the nine months ending September 30, 2010 compared to $1.5 million for the nine months ending September 30, 2009. This decrease is primarily due to a $689,000 FDIC special assessment made in June 2009.

Other general and administrative expenses were $2.8 million for the nine months ending September 30, 2010 compared to $2.4 million for the nine months ending September 30, 2009. The increase in other general and administrative costs can be primarily attributed to higher insurance, accounting and legal expenses.

Income Tax Expense. Income taxes were $4.5 million for the nine months ended September 30, 2010, reflecting an effective tax rate of 36.7% compared to $2.9 million for the nine months ended September 30, 2009, reflecting an effective tax rate of 33.8%. The increase in the effective tax rate for the nine months ended September 30, 2010 is primarily due to fluctuations in the amount of income received from bank-owned life insurance, which is tax-free for federal and state tax purposes, relative to total pre-tax income for each year.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan repayments, advances from the Federal Home Loan Bank of Seattle, borrowings using securities sold under agreements to repurchase, maturities and principal repayments on held-to-maturity and available for sale securities and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We have established an

Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Treasurer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2010.

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

Our most liquid asset is cash and cash equivalents. The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2010, cash and cash equivalents totaled $174.8 million. On that date, we had $10.0 million of Federal Home Loan Bank advances outstanding with the ability to borrow an additional $351.7 million. We also had $105.2 million outstanding in securities sold under agreements to repurchase that included $32.0 million maturing within one year.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2010, we had $30.9 million in loan commitments outstanding, all of which were for fixed-rate loans. In addition to commitments to originate loans, we had $17.9 million in unused lines of credit to borrowers as of September 30, 2010. Certificates of deposit due within one year at September 30, 2010 totaled $162.4 million, or 15.1% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, advances from the Federal Home Loan Bank and borrowings using securities sold under agreements to repurchase. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2011. We believe, however, based on past experience that a portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans and purchasing mortgage-backed securities. During the three months and nine months ended September 30, 2010, we originated $63.6 million and $141.9 million of loans, respectively and purchased $51.2 million and $81.7 million of securities, respectively, that were added to our held to maturity investment portfolio.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced net increases in deposits of $64.2 million and $61.7 million for the nine months ended September 30, 2010 and 2009, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Seattle, which provide an additional source of funds. We also utilize securities sold under agreements to repurchase as another borrowing source. We had $10.0 million of Federal Home Loan Bank advances outstanding at September 30, 2010 and we had the ability to borrow up to an additional $351.7 million from the Federal Home Loan Bank of Seattle as of that date. The balance of securities sold under agreements to repurchase decreased by $25.0 million during the nine months ended September 30, 2010, compared to an increase of $15.0 million for the nine months ended September 30, 2009. As of September 30, 2010, we had $32.0 million of securities sold under agreements to repurchase which mature within one year.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2010, Territorial Savings Bank exceeded all regulatory capital requirements. Territorial Savings Bank is considered “well capitalized” under regulatory guidelines. The tables below present the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained at September 30, 2010.

As of September 30, 2010
(dollars in thousands)
	Required	Territorial Savings Bank
Tier 1 Capital	4%	$198,461	13.76%
Total Risk-Based Capital	8%	$199,891	41.75%
Tier 1 Risk-Based Capital	4%	$198,461	41.45%

As of December 31, 2009
(dollars in thousands)
	Required	Territorial Savings Bank
Tier 1 Capital	4%	$190,078	13.67%
Total Risk-Based Capital	8%	$191,759	37.18%
Tier 1 Risk-Based Capital	4%	$190,078	36.85%

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

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments. Except for obtaining $10.0 million of Federal Home Loan Bank advances and for a decrease of $38.0 million in certificates of deposit between December 31, 2009 and September 30, 2010, there have not been any material changes in contractual obligations and funding needs since December 31, 2009.

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

The table below presents, as of June 30, 2010, the Office of Thrift Supervision’s calculation of the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the interest rate yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent of Present Value of Assets (3)(4)
+300	$198,546	$(104,358)	(34.45)%	13.68%	(5.69)%
+200	$244,587	$(58,317)	(19.25)%	16.31%	(3.06)%
+100	$281,656	$(21,248)	(7.01)%	18.30%	(1.07)%
0	$302,904	—	—	19.37%	—
(100)	$302,965	$61	0.02%	19.33%	(0.04)%

(1)	Assumes an instantaneous uniform change in interest rates for all maturities.
(2)	NPV is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at June 30, 2010, in the event of a 200 basis point increase in interest rates, we would experience a 19.25% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 0.02% increase in net portfolio value.

In addition to the Office of Thrift Supervision’s calculations with respect to the effects of changes in interest rates on net portfolio value, we prepare our own internal calculations, which utilize a single interest rate scenario and prepayment assumption in calculating the market value of fixed- and adjustable-rate loans (compared to the Office of Thrift Supervision model, which uses an option-based pricing methodology). Our model also calculates the average life and value for core deposit intangibles that is based on a core deposit study we completed in 2009, whereas the Office of Thrift Supervision model uses a nationwide study to estimate the average life and value for core deposit intangibles. The following table presents our internal calculations of the estimated changes in our net portfolio value as of June 30, 2010 that would result from the designated instantaneous changes in the interest rate yield curve:

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent of Present Value of Assets (3)(4)
+300	$219,823	$(33,417)	(13.20)%	14.82%	(1.97)%
+200	$258,809	$5,569	2.20%	17.04%	0.25%
+100	$265,990	$12,750	5.03%	17.47%	0.67%
0	$253,240	—	—	16.80%	—
(100)	$226,225	$(27,015)	(10.67)%	15.30%	(1.49)%

(1)	Assumes an instantaneous uniform change in interest rates for all maturities.
(2)	NPV is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

We believe that our interest rate risk position has not weakened between June 30, 2010 and September 30, 2010.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2010. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Federal Home Loan Bank of Seattle has entered into a consent order with the Federal Housing Finance Agency. If our investment in the Federal Home Loan Bank of Seattle is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholders’ equity could decrease.

We own common stock in the Federal Home Loan Bank of Seattle (FHLB). We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB’s advance program. The aggregate cost and fair value of our FHLB common stock as of September 30, 2010 was $12.3 million based on its par value. There is no market for our FHLB common stock.

On October 25, 2010, the FHLB entered into a consent order with the Federal Housing Finance Agency (“the FHFA”), which requires the FHLB to take certain specified actions related to its business and operations. Following the filing of the FHLB’s second quarter 2011 quarterly report on Form 10-Q with the Securities and Exchange Commission, and once the FHLB reaches and maintains certain thresholds, the bank may begin repurchasing member capital stock at par. Further, the FHLB may again be in position to redeem certain capital stock from members and begin paying dividends once the FHLB:

•	achieves and maintains certain other financial and operational metrics;

•

remediates certain concerns regarding its oversight and management, asset improvement program, capital adequacy and retained earnings, risk management, compensation practices, examination findings, and information technology; and

•	returns to a “safe and sound” condition as determined by the FHFA.

Any stock repurchases, redemptions and dividend payments will be subject to FHFA approval.

There continues to be a risk that the FHLB may not be permitted to redeem certain capital stock from members and begin paying dividends in the future, and that our investment in FHLB common stock could be impaired at some time in the future. If this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

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

TERRITORIAL BANCORP INC.
(Registrant)

Date: November 12, 2010	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and Chief Executive Officer

Date: November 12, 2010	/s/ Melvin M. Miyamoto
Melvin M. Miyamoto
Senior Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Allan S. Kitagawa, Chairman of the Board, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Melvin M. Miyamoto, Senior Vice President and Treasurer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of Allan S. Kitagawa, Chairman of the Board, President and Chief Executive Officer, and Melvin M. Miyamoto, Senior Vice President and Treasurer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.