Form 10-K
period 2010-12-31
Territorial Bancorp Inc.
filed 2011-03-14
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  YES    ☒  NO

The aggregate value of the voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price of the Registrant’s shares of common stock as of June 30, 2010 ($18.95) was $226.1 million.

As of February 28, 2011, there were 12,127,068 shares outstanding of the Registrant’s common stock.

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

•	changes in our organization, compensation and benefit plans;

•	the timing and amount of revenues that we may recognize;

•	the value and marketability of collateral underlying our loan portfolios;

•	the impact of recent legislation to restructure the U.S. financial and regulatory system;

•	the quality and composition of our investment portfolio;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please also see “Item 1A. Risk Factors.”

PART I

ITEM 1.	Business

Territorial Bancorp Inc.

Territorial Bancorp Inc. is a Maryland corporation and owns 100% of the common stock of Territorial Savings Bank. On July 10, 2009, we completed our initial public offering of common stock in connection with the mutual-to-stock conversion of Territorial Mutual Holding Company, selling 12,233,125 shares of common stock at $10.00 per share and raising $122.3 million of gross proceeds. Since the completion of our initial public offering, we have not engaged in any significant business activity other than owning the common stock of and having savings deposits in Territorial Savings Bank. At December 31, 2010, we had consolidated assets of $1.443 billion, consolidated deposits of $1.076 billion and consolidated stockholders’ equity of $227.4 million.

Our executive offices are located at 1132 Bishop Street, Suite 2200, Honolulu, Hawaii 96813. Our telephone number at this address is (808) 946-1400.

Territorial Savings Bank

Territorial Savings Bank is a federally chartered savings bank headquartered in Honolulu, Hawaii. Territorial Savings Bank was organized in 1921, and reorganized into the mutual holding company structure in 2002. Territorial Savings Bank is currently the wholly-owned subsidiary of Territorial Bancorp Inc. We provide financial services to individuals, families and businesses through our 26 banking offices located throughout the State of Hawaii.

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

Market Area

We conduct business from our corporate offices and from our 26 full-service branch offices located throughout the State of Hawaii.

The two largest components of Hawaii’s economy are tourism and the federal government, including the military. The Hawaii Department of Business, Economic Development and Tourism reported a 9.6% increase in tourists for the month of December 2010 compared to the month of December 2009, and an 8.7% increase in 2010 compared to 2009. The increase in visitor arrivals is primarily due to growth in the number of visitors from the United States and Canada. Total visitor expenditures in 2010 were approximately 16.2% higher than in 2009. There were 7.1 million visitors to the state in 2010 and total expenditures amounted to $11.4 billion. Activity in the visitor industry in 2010 was lower than the 2007 peak when visitor arrivals totaled 7.4 million with total spending of $12.2 billion.

The unemployment rate for the State of Hawaii was 6.4% in December 2010, representing a decrease from a rate of 6.8% in December 2009. This rate continued to be lower than the unemployment rate for the United States, which decreased to 9.4% in December 2010 from 9.9% from December 2009. Some of the largest individual private employers in the state include a staffing company, financial services companies, the University of Hawaii System of higher education and research and health services companies. Employment in the construction industry has fallen from 39,700 jobs in late 2007 to below 29,000 jobs in the third quarter of 2010. Currently, the only major construction projects in the state are the military’s $3.0 billion housing expansion project, which is expected to be completed over the next 10 years, and the $800.0 million Disney Hotel and Vacation Club on the west side of Oahu.

The number of existing single-family homes and condominium units sold in 2010 has increased compared to 2009 but real estate prices on some islands have declined. Home prices have not declined as severely as those reported on the mainland.

On the island of Oahu, the primary real estate market in Hawaii, sales of existing single-family homes totaled 3,051 units for the year ended December 2010, an increase of 13.4% compared to sales in 2009. The number of condominium sales, a notable portion of the overall housing market, grew by 10.3% in 2010 compared to 2009. The median price paid on Oahu for a single-family home in 2010 was $587,000, an increase of 5.8% compared to the median price in 2009. The median price paid on Oahu for condominiums in 2010 was $303,000, an increase of 0.2% compared to the median price in 2009.

On the island of Maui, the second largest real estate market in Hawaii, sales of existing single-family homes totaled 814 units in 2010, an increase of 17.5% compared to similar sales during 2009. The number of condominium sales increased by 38.9% in 2010 compared to 2009. The median price paid for a single-family home on Maui in 2010 was $460,000, a decrease of 7.7% compared to the median price in 2009. The median price paid on Maui for condominiums in 2010 was $377,500, a 16.1% decrease compared to the median price in 2009.

The slowing Hawaiian economy has caused an increase in foreclosure and bankruptcy filings. There were 12,425 mortgage foreclosure cases in Hawaii in 2010, a 38% increase from 2009. In 2010, Hawaii had the 13th highest number of foreclosure filings per household among the 50 states. In 2010, there were 3,954 bankruptcy filings, an increase of 28% compared to the number of filings in 2009.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in all four counties in the State of Hawaii. As of June 30, 2010 (the latest date for which information is publicly available), we ranked fifth in deposit market share (out of 12 banks and thrift institutions with offices in Hawaii) in the State of Hawaii, with a 3.96% market share. As of that date, our largest market share was in the County of Honolulu, where we ranked fifth in deposit market share (out of 12 banks and thrift institutions with offices in Hawaii) with a 4.17% market share.

Lending Activities

Our primary lending activity is the origination of one- to four-family residential mortgage loans. To a much lesser extent, we also originate home equity loans and lines of credit, construction, commercial and other non-residential real estate loans, consumer loans, multi-family mortgage loans and commercial business loans.

One- to Four-Family Residential Mortgage Loans. At December 31, 2010, $604.5 million, or 93.0% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities generally up to 30 years, and to a much more limited extent, of up to 40 years and non-conforming loans with maturities of up to 50 years. There has been little demand for adjustable-rate mortgage loans in our market area.

One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight,

which is currently $625,500 for single-family homes located in the State of Hawaii. We also originate loans above this amount, which are referred to as “jumbo loans.” These jumbo loan amounts are generally up to $1.0 million, although we do originate loans above this amount. We generally originate fixed-rate jumbo loans with terms of up to 30 years. We have not originated significant amounts of adjustable-rate jumbo loans in recent years due to customer preference for fixed-rate loans in our market area. We generally underwrite jumbo loans in a manner similar to conforming loans. Jumbo loans are not uncommon in our market area.

We will originate loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 100%. We generally require private mortgage insurance for loans with loan-to-value ratios in excess of 80%. During the year ended December 31, 2010, we originated $16.4 million of one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80%. Prior to 2010, we retained the servicing rights on residential mortgage loans sold. In 2010, we began selling loans on a servicing-released basis. For the year ended December 31, 2010, we received servicing fees of $396,000. As of December 31, 2010, the principal balance of loans serviced for others totaled $131.6 million.

We offer a variety of credit programs for low- to moderate-income and first-time home purchasers. These include our first time home purchaser program, where the borrower will receive a 100 basis point reduction in points charged in connection with the loan. We will also originate first mortgage loans to lower-income individuals who reside in rural census tracts where the U.S. Department of Agriculture will issue a second mortgage and complete the underwriting of the loan, subject to our review before origination. We also offer both FHA and VA fixed-rate loans.

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

Home Equity Loans and Lines of Credit. In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and home equity lines of credit that are secured primarily by the borrower’s primary residence. Home equity lines of credit have a maximum term of 10 years during which time the borrower is required to make payments to principal based on the amortization of 0.125% of principal outstanding per month. The borrower is permitted to draw against the line during the entire term. Our home equity lines of credit are originated with adjustable rates of interest or with fixed rates of interest that convert to adjustable rates of interest after an initial period of up to three years. Our home equity loans are originated with fixed rates of interest and with terms of up to 30 years. Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite one- to four-family residential mortgage loans. Home equity loans may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan, while lines of credit for owner-occupied properties and investment properties may be underwritten with loan-to-value ratios of 75% and 65%, respectively, when combined with the principal balance of the existing mortgage loan. We require appraisals on home equity loans and lines of credit when the aggregate loan amount exceeds 60% of the property’s tax assessed value or when the home equity loan or line of credit is

$250,000 or greater. At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral. At December 31, 2010, the outstanding balance of home equity loans totaled $10.5 million, or 1.6% of our total loan portfolio, and the outstanding balance of home equity lines of credit totaled $9.6 million, or 1.5% of our total loan portfolio.

Nonresidential Real Estate Loans. Our non-residential real estate loans consist primarily of commercial real estate loans and construction loans for residential real estate projects. These loans totaled $14.4 million, or 2.2% of our loan portfolio as of December 31, 2010. The commercial real estate properties primarily include owner-occupied light industrial properties. We seek to originate commercial real estate loans with initial principal balances of $1.0 million or less. Loans secured by commercial real estate totaled $8.8 million, or 1.4%, of our total loan portfolio at December 31, 2010, and consisted of 14 loans outstanding with an average loan balance of approximately $629,000. All of our nonresidential real estate loans are secured by properties located in our primary market area. At December 31, 2010, our largest commercial real estate loan had a principal balance of approximately $1.7 million and was secured by real property and a building. This loan was performing in accordance with its terms at December 31, 2010.

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

Commercial real estate loans generally carry higher interest rates and have shorter terms than one- to four-family residential mortgage loans. Commercial real estate loans, however, entail greater credit risks compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties.

We also originate a limited amount of construction loans to experienced developers, almost exclusively for the construction of residential real estate projects. Construction loans are also made to individuals for the construction of their personal residences. Construction loans to individuals are generally “interest-only” loans during the construction period, and convert to permanent, amortizing loans following the completion of construction. At December 31, 2010, construction loans totaled $2.2 million, or 0.3% of total loans receivable. At December 31, 2010, the additional unadvanced portion of these construction loans totaled $1.1 million.

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

Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. In the event we make a land acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. We currently do not have any land acquisition development and construction loans. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

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

Prior to 2010, we retained the servicing rights on residential mortgage loans sold. In 2010, we began selling loans on a servicing-released basis. We sell loans to assist us in managing interest rate risk. We sold $45.1 million, $85.2 million and $1.4 million of residential mortgage loans (all fixed-rate loans, with terms of 10 years or longer) during the years ended December 31, 2010, 2009 and 2008, respectively. We had 13 loans totaling $3.2 million classified as held for sale at December 31, 2010.

We sell our loans without recourse, except for normal representations and warranties provided in sales transactions. At December 31, 2010, we were servicing loans owned by others with a principal balance of $131.6 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. At December 31, 2010, substantially all of the loans serviced for Freddie Mac and Fannie Mae were performing in accordance with their contractual terms and we believe that there are no material repurchase obligations associated with these loans. We have not entered into loan participations in recent years.

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

Our policies and loan approval limits are established by the Board of Directors. Aggregate lending relationships in amounts up to $2.0 million can be approved by designated individual officers or officers acting together with specific lending approval authority. Relationships in excess of $2.0 million require the approval of the Loan Committee of the Board of Directors.

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

Our current investment policy does not permit investment in stripped mortgage-backed securities, complex securities and derivatives as defined in federal banking regulations and other high-risk securities. As of December 31, 2010, we held no asset-backed securities other than mortgage-backed securities. As a federal savings bank, Territorial Savings Bank is not permitted to invest in equity securities. This general restriction does not apply to Territorial Bancorp Inc.

Our current policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.

The Investments – Debt and Equity Securities topic of the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) requires that, at the time of purchase, we designate a security as either held to maturity, available-for-sale, or trading, based upon our ability and intent. Securities available-for-sale and trading securities are reported at market value and securities held to maturity are reported at amortized cost. A periodic review and evaluation of the available-for-sale and held to maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. If we do not have the intent to sell a security and it is not more likely than not that we will be required to sell a security, impairment occurs when the present value of the remaining cash flows is less than the remaining amortized cost basis. The difference between the present value of remaining cash flows and the remaining amortized cost basis is considered a credit loss. If a credit loss has occurred, impairment is recorded by writing down the value of a security to its fair market value. The difference between the write down and the credit loss is considered other comprehensive loss, which is a reduction of net worth.

Our securities held to maturity at December 31, 2010, consisted primarily of securities with the following amortized costs: $408.3 million of mortgage-backed securities, $122.2 million of collateralized mortgage obligations and $32,000 of trust preferred securities which were issued by pools of issuers consisting primarily of financial institution holding companies. All of our mortgage-backed securities and collateralized mortgage obligations were issued by Ginnie Mae, Freddie Mac or Fannie Mae. At December 31, 2010, there were two securities with a fair value of $15.0 million that were classified as available-for-sale. At December 31, 2010, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Securities” for a discussion of the recent performance of our securities portfolio. The fair values of our securities, which, at December 31, 2010, consisted primarily of mortgage-backed securities, are based on published or securities dealers’ market values.

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

Sources of Funds

General. Deposits traditionally have been our primary source of funds for our investment and lending activities. We also borrow from the Federal Home Loan Bank of Seattle and from securities dealers to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds. Our additional sources of funds are loan repayments, maturing investments, retained earnings, income on other earning assets and the proceeds of loan sales.

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

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Seattle and funds borrowed from securities sold under agreements to repurchase. At December 31, 2010, our securities sold under agreements to repurchase totaled $105.2 million, or 8.7% of total liabilities, and Federal Home Loan Bank advances totaled $10.0 million, or 0.8% of total liabilities. At December 31, 2010, we had access to additional Federal Home Loan Bank advances of up to $350.3 million. Advances from the Federal Home Loan Bank of Seattle are secured by our investment in the common stock of the Federal Home Loan Bank of Seattle as well as by a blanket pledge on our assets not otherwise pledged. Securities sold under agreements to repurchase are secured by mortgage-backed securities.

Subsidiary Activities

Through December 30, 2010, Territorial Savings Bank owned 100% of the common stock of Territorial Holdings, Inc., a Hawaii corporation, which in turn owned 100% of the voting common stock of Territorial Realty, Inc. Territorial Realty, Inc. was a Hawaii real estate investment trust that held mortgage loans and mortgage-backed securities. These entities enabled Territorial Savings Bank to segregate certain assets for management purposes, and promoted Territorial Savings Bank’s ability to raise regulatory capital in the future through the sale of preferred stock or other capital-enhancing securities by these entities. On December 31, 2010, Territorial Holdings, Inc. and Territorial Realty, Inc. were liquidated and their accounts and results of operations were incorporated into Territorial Savings Bank.

Territorial Savings Bank owns 100% of the common stock of Territorial Financial Services, Inc., a Hawaii corporation that engages primarily in insurance activities. At December 31, 2010, Territorial Savings Bank’s investment in Territorial Financial Services, Inc. was $12,000, and Territorial Financial Services, Inc. had assets of $65,000 at that date. Territorial Savings Bank also owns 100% of the common stock of Territorial Real Estate Co., Inc., an inactive Hawaii corporation that is authorized to manage and dispose of troubled real estate.

Personnel

As of December 31, 2010, we had 246 full-time employees and 12 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2010 and 2009, Territorial Savings Bank had no alternative minimum tax credit carryforward.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. However, as a result of recent legislation, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years. At December 31, 2010 and 2009, Territorial Savings Bank had no net operating loss carryforward for federal income tax purposes.

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

Legislation has been adopted that would implement sweeping changes to the current bank regulatory structure. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) will eliminate our current primary federal regulator, the Office of Thrift Supervision, by merging the Office of Thrift Supervision into the Comptroller of the Currency (the primary federal regulator for national banks). The Comptroller of the Currency will assume the responsibility for examining, regulating and enforcing laws and regulations against federal savings banks. That will occur on July 21, 2011, subject to a possible six month extension. The legislation would also establish a Financial Services Oversight Council and grant the Board of Governors of the Federal Reserve System exclusive authority to regulate all bank and thrift holding companies. As a result, Territorial Bancorp Inc. would become subject to supervision by the Federal Reserve Board as opposed to the Office of Thrift Supervision, and would become subject to the Federal Reserve’s regulations, including holding company capital requirements, that Territorial Bancorp Inc. would not be subject to as a savings and loan holding company. In addition, compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.

The Dodd-Frank Act also provides for the creation of a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators. However, institutions of $10 billion or fewer in assets will continue to be examined for compliance with such laws and regulations by, and subject to the primary enforcement authority of, the primary banking regulator rather than the Consumer Financial Protection Bureau.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, Territorial Savings Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Territorial Savings Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Territorial Savings Bank, including real estate investment and securities and insurance brokerage. In addition, the Dodd-Frank Act authorizes the payment of interest on commercial checking accounts, effective July 21, 2011.

Capital Requirements. Office of Thrift Supervision regulations requires savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

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

At December 31, 2010, Territorial Savings Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2010, Territorial Savings Bank’s largest lending relationship with a single or related group of borrowers totaled $3.2 million, which represented 1.4% of unimpaired capital and surplus. Therefore, Territorial Savings Bank was in compliance with the loans-to-one borrower limitations.

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

Territorial Savings Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code. A savings bank that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. Additionally, the Dodd-Frank Act makes non-compliance with the QTL Test potentially subject to agency enforcement action for violation of law.

At December 31, 2010, Territorial Savings Bank maintained approximately 95.2% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

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

Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. Our primary source of liquidity to meet our short- and long-term funding needs are cash balances at the Federal Reserve Bank, savings deposits, loan repayments, reverse repurchase agreements with security dealers and borrowing lines at the Federal Home Loan Bank of Seattle. At December 31, 2010, we had $194.4 million of cash and cash equivalents. We also had the capacity to borrow up to $350.3 million from the Federal Home Loan Bank of Seattle at December 31, 2010.

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

The Comptroller of the Currency will assume the Office of Thrift Supervision’s enforcement authority under the Dodd-Frank Act regulatory restructuring.

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

At December 31, 2010, Territorial Savings Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Territorial Savings Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by Federal Deposit Insurance Corporation regulations. Assessment rates currently range from seven to seventy seven basis points of assessable deposits. The Federal Deposit Insurance Corporation may adjust the scale uniformly, except that no adjustment can deviate more than three basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd-Frank Act requires the Federal Deposit Insurance Corporation to revise its procedures to base its assessments upon total assets less tangible equity instead of deposits. The Federal Deposit Insurance Corporation recently finalized a rule that would implement that change, effective April 1, 2011. Among other things, the final rule changes the assessment range.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital (as of June 30, 2009), capped at ten basis points of an institution’s deposit assessment base, in order to cover losses to the Deposit Insurance Fund. We accrued $ 689,000 for the special assessment in the quarter ended June 30, 2009. The special assessment was paid on September 30, 2009. The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary.

In lieu of further special assessments, however, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which included an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. On

December 30, 2009, we prepaid $4.3 million in estimated assessments for the fourth quarter of 2009 through 2012. As of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000. That coverage was made permanent by the Dodd-Frank Act. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012. Territorial Savings Bank opted to participate in the unlimited noninterest- bearing transaction account coverage through June 30, 2010. Territorial Savings Bank did not participate in the unlimited noninterest-bearing transaction account coverage program after June 30, 2010. Territorial Savings Bank and Territorial Bancorp, Inc. opted not to participate in the unsecured debt guarantee program. The Dodd-Frank Act extended the unlimited coverage for certain noninterest-bearing transaction accounts from January 1, 2011 until December 31, 2012 without the opportunity for opt out.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended December 31, 2010 averaged 1.045 basis points of assessable deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has recently exercised that discretion by establishing a long range fund ratio of 2%.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

Federal Home Loan Bank System. Territorial Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Seattle, Territorial Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2010, Territorial Savings Bank held $12.3 million of capital stock in the Federal Home Loan Bank of Seattle and was in compliance with this requirement.

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

Holding Company Regulation

General. Territorial Bancorp Inc. is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, Territorial Bancorp Inc. is registered with the Office of Thrift Supervision and subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Territorial Bancorp Inc. and its subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Dodd-Frank Act regulatory restructuring transfers the responsibility for regulating and supervising savings and loan holding companies to the Federal Reserve Board. That will occur one year from the July 21, 2010 effective date of the Dodd-Frank Act, subject to a possible six month extension.

Permissible Activities. The business activities of Territorial Bancorp Inc. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. The Dodd-Frank Act added that any savings and loan holding company that engages in activities permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.

Federal law prohibits a savings and loan holding company, including Territorial Bancorp Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

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

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. We have prepared policies, procedures and systems designed to ensure compliance with the Sarbanes-Oxley Act and related regulations.

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

As a result of our focus on one- to four-family residential real estate loans and the low demand for adjustable-rate loans in our market area, the interest rates we earn on our loans are generally fixed for long periods of time. Additionally, many of our securities investments are of long maturities with fixed interest rates. Like many savings institutions, our focus on deposit accounts as a source of funds, which have no stated maturity date or shorter contractual maturities than loans, results in our liabilities having a shorter duration than our assets. For example, as of December 31, 2010, 89.8% of our loans had maturities of 15 years or longer, while 72.5% of our certificates of deposits had maturities of one year or less. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets, such as loans and investments, may not increase as rapidly as the interest paid on our liabilities, such as deposits. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities, thereby requiring us to reinvest these cash flows at lower interest rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2010, the fair value of our investment in held-to-maturity securities, totaled $546.8 million. Net unrealized gains on these securities totaled $16.3 million at December 31, 2010.

At December 31, 2010, the Office of Thrift Supervision “rate shock” analysis indicated that our net portfolio value (the difference between the present value of our assets and the present value of our liabilities) would decrease by $76.9 million if there was an instantaneous 200 basis point increase in market interest rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Our lending activities provide lower interest rates than financial institutions that originate more commercial loans.

Our principal lending activity consists of originating one- to four-family residential real estate mortgage loans. As of December 31, 2010, these loans totaled $604.5 million, or 93.0% of total loans as of that date. We originate our loans with a focus on limiting credit risk and not to generate the highest return or create the greatest difference between our cost of funds and the yield on our interest-earning assets (interest rate spread).

Residential real estate mortgage loans generally have lower interest rates than commercial business loans, commercial real estate loans and consumer loans. As a result, we may generate lower interest rate spreads and rates of return when compared to our competitors who originate more consumer or commercial loans than we do. We intend to continue our focus on residential real estate lending.

We could record future losses on our holdings of trust preferred securities that we purchased from issuer pools consisting primarily of financial institution holding companies. In addition, we may not receive full future interest payments on these securities.

We own shares of trust preferred securities with an adjusted cost basis of $32,000, and a fair value of $128,000 at December 31, 2010. The trust preferred securities are debt obligations issued by two issuer pools (Preferred Term Securities XXIII, Ltd. co-marketed by Keefe, Bruyette & Woods, Inc. and FTN Financial Capital Markets (“PreTSL XXIII”) and Preferred Term Securities XXIV, Ltd. co-marketed by Keefe, Bruyette & Woods, Inc. and FTN Financial Capital Markets (“PreTSL XXIV”)), consisting primarily of holding companies for Federal Deposit Insurance Corporation-insured financial institutions. Each of these securities is a Class D security, and was originated with a credit rating of BBB. As of December 31, 2010, both PreTSL XXIII and PreTSL XXIV were rated C by Fitch. We recognized a pre-tax loss for other-than-temporary impairment of $2.5 million on PreTSL XXIV for the year ended December 31, 2008. In addition, effective January 1, 2009, the cumulative effect of our adoption of revisions to the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) resulted in the reclassification of $1.5 million of securities impairment from retained earnings to accumulated other comprehensive loss. In subsequent quarters, we determined that PreTSL XXIV was other-than-temporarily impaired and recorded an additional impairment charge of $1.0 million in 2009, of which $3.5 million was a credit loss recorded through our income statement as a charge to non-interest income, and $2.5 million was recorded as a decrease to other comprehensive loss. The $3.5 million impairment charge for 2009 includes the $2.5 million that was previously reflected as a charge against income in the last quarter of 2008. Due to revisions in accounting pronouncements, we were required to once again charge income in the amount of $2.5 million for the year ended December 31, 2009 for the same security. PreTSL XXIV has a book value of $0.

Our investment in PreTSL XXIII was determined to be other-than temporarily impaired as the present value of cash flows was lower than the amortized cost basis of the security. We recorded an impairment charge of $2.4 million in the year ended December 31, 2010. When the impairment charge of $2.4 million on PreTSL XXIII was recorded, the security was written down to its fair value of $32,000. The $1.1 million difference between the original outstanding principal balance of $3.5 million and the impairment charge of $2.4 million, was reported as other comprehensive loss and is related to non-credit factors such as an inactive trust preferred securities market.

It is reasonably possible that the fair value of PreTSL XXIII could decline in the near term if the overall economy and the financial condition of some of the issuers continue to deteriorate and the liquidity of these securities remains low. As a result, there is a risk that the Company’s remaining outstanding balance of $1.1 million in PreTSL XXIII could be credit-related other-than-temporarily impaired in the near term. The impairment could be material to the Company’s consolidated statement of income.

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

For the year ended December 31, 2010, we received no interest payments on the trust preferred securities. The continued failure of the trust preferred issuers to make interest payments for any quarter will reduce our earnings during that quarter.

The following table sets forth information with respect to these securities as of December 31, 2010:

Pool Deal Name	Book Value	Fair Value	Unrealized Gain (Loss)	Credit Rating	Number of Financial Institutions in Pool	Deferrals and Defaults as a % of Collateral	Excess Subordination (1)
(Dollars in Thousands)
PreTSL XXIII	$32	$128	$96	C	117	27.3%	$0
PreTSL XXIV	$0	$0	$0	C	83	38.5%	$0

(1)	Estimated present value of future cash flows in excess of amortized cost basis, assuming that 50% of the security collateral is called in the 10th year following issuance.

We have been negatively affected by current market and economic conditions. A continuation or worsening of these conditions could adversely affect our operations, financial condition and earnings.

The severe economic recession of 2008 and 2009 and the weak economic recovery since then have resulted in continued uncertainty in the financial markets and the expectation of weak general economic conditions, including high levels of unemployment, continuing through 2011. The resulting economic pressure on consumers and businesses has adversely affected our business, financial condition and results of operations. The credit quality of loan and investment securities portfolios has deteriorated at many financial institutions and the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Financial companies’ stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. A continuation or worsening of these conditions could result in reduced loan demand and further increases in loan delinquencies, loan losses, loan loss provisions, costs associated with monitoring delinquent loans and disposing of foreclosed property, and otherwise negatively affect our operations, financial condition and earnings. Further, a decline in the stock market in general, or for stock of financial institutions and their holding companies, could affect our stock performance.

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

The potential exists for additional federal or state laws and regulations, or changes in policy, regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Bank regulatory agencies, such as the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws, regulations, and other regulatory changes may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws, regulations, and other regulatory changes may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability. Federal and state proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.

The Federal Home Loan Bank of Seattle has entered into a consent order with the Federal Housing Finance Agency. If our investment in the Federal Home Loan Bank of Seattle is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholders’ equity could decrease.

We own common stock of the Federal Home Loan Bank of Seattle. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Seattle’s advance program. The aggregate cost and fair value of our Federal Home Loan Bank of Seattle common stock as of December 31, 2010 was $12.3 million based on its par value. There is no market for our Federal Home Loan Bank of Seattle common stock.

On October 25, 2010, the Federal Home Loan Bank of Seattle entered into a consent order with the Federal Housing Finance Agency (“the FHFA”), which requires the Federal Home Loan Bank of Seattle to take certain specified actions related to its business and operations. Following the filing of the Federal Home Loan Bank of Seattle’s second quarter 2011 quarterly report on Form 10-Q with the Securities and Exchange Commission, and once the Federal Home Loan Bank of Seattle reaches and maintains certain thresholds, the bank may begin repurchasing member capital stock at par. Further, the Federal Home Loan Bank of Seattle may again be in position to redeem certain capital stock from members and begin paying dividends once the bank:

•	Achieves and maintains certain other financial and operational metrics;

•

Remediates certain concerns regarding its oversight and management, asset improvement program, capital adequacy and retained earnings, risk management, compensation practices, examination findings, and information technology; and

•	Returns to a “safe and sound” condition as determined by the FHFA.

Any stock repurchases and redemptions and dividend payments will be subject to FHFA approval.

There continues to be a risk that the Federal Home Loan Bank of Seattle may not be permitted to redeem certain capital stock from members and begin paying dividends in the future, and that our investment in Federal Home Loan Bank of Seattle common stock could be impaired at some time in the future. If this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

Non-residential real estate loans increase our exposure to credit risks.

At December 31, 2010, our portfolio of commercial real estate, construction and other non-residential real estate loans totaled $14.4 million, or 2.2% of total loans. These loans generally expose us to a greater risk of non-payment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans.

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

Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market areas. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected. For additional information see “Item 1. Business—Competition.”

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was 0.2% of total loans at December 31, 2010, material additions to our allowance could materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

Our 2010 Equity Incentive Plan will increase our expenses and reduce our income, and may dilute your ownership interests.

In August 2010, our stockholders approved the Territorial Bancorp, Inc. 2010 Equity Incentive Plan. Stockholders approved the issuance of 736,434 shares of common stock pursuant to restricted stock and the issuance of 976,203 shares of common stock pursuant to stock options. During 2010, we recognized $1.0 million in non-interest expense relating to this stock benefit plan, and we expect to incur similar expenses in the future. The actual amount of future expenses may be greater on an annual basis.

We may fund the 2010 Equity Incentive Plan either through open market purchases or from the issuance of authorized but unissued shares of common stock. Our ability to repurchase shares of common stock to fund this plan will be subject to many factors, including, but not limited to, applicable regulatory restrictions on stock repurchases, the availability of stock in the market, the trading price of the stock, our capital levels, alternative uses for our capital and our financial performance. Our intention is to fund the plan through open market purchases and we have purchased 55,707 shares as of December 31, 2010. However, stockholders would experience a 12.0% reduction in ownership interest in the event newly issued shares of our common stock are used to fund stock options and shares of restricted common stock beyond the shares we have already repurchased.

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

The number of existing single-family homes and condominium units sold in 2010 have increased compared to 2009 but real estate prices on some islands have declined. Home prices have not declined as severely as those reported on the mainland.

On the island of Oahu, the primary real estate market in Hawaii, sales of existing single-family homes totaled 3,051 units for the year ended December 2010, an increase of 13.4% compared to sales in 2009. The number of condominium sales, a notable portion of the overall housing market, grew by 10.3% in 2010 compared to 2009. The median price paid on Oahu for a single-family home in 2010 was $587,000, an increase of 5.8% compared to the median price in 2009. The median price paid on Oahu for condominiums in 2010 was $303,000, an increase of 0.2% compared to the median price in 2009.

On the island of Maui, the second largest real estate market in Hawaii, sales of existing single-family homes totaled 814 units in 2010, an increase of 17.5% compared to similar sales during 2009. The number of condominium sales increased by 38.9% in 2010 compared to 2009. The median price paid for a single-family home on Maui in 2010 was $460,000, a decrease of 7.7% compared to the median price in 2009. The median price paid on Maui for condominiums in 2010 was $377,500, a 16.1% decrease compared to the median price in 2009.

The slowing Hawaiian economy has caused an increase in foreclosure and bankruptcy filings. There were 12,425 mortgage foreclosure cases in Hawaii in 2010, a 38% increase from 2009. In 2010, Hawaii had the 13th highest number of foreclosure filings per household among the 50 states. In 2010 there were 3,954 bankruptcy filings, an increase of 28% compared to the number of filings in 2009.

Our local economy relies heavily on the tourism industry. Downturns in this industry could affect our operations and results.

Tourism is one of the two largest components of Hawaii’s economy. The Hawaii Department of Business, Economic Development and Tourism reported a 9.6% increase in tourists for the month of December 2010 compared to December 2009. Tourism grew by 8.7% in 2010 compared to 2009. A downturn in the tourism industry, and the related loss of jobs or operating income for businesses, could have a significant impact on our ability to originate loans, and the ability of borrowers to repay loans, either of which could adversely affect our financial condition and results of operations.

We are subject to extensive regulatory oversight.

We and our subsidiaries are subject to extensive regulation and supervision. Regulators have intensified their focus on bank lending criteria and controls, and on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements. There also is increased scrutiny of our compliance practices generally and particularly with the rules enforced by the Office of Foreign Assets Control. Our failure to comply with these and other regulatory requirements could lead to, among other remedies, administrative enforcement actions and legal proceedings. In addition, the Dodd-Frank Act and implementing regulations are likely to have a significant effect on the financial services industry, which are likely to increase operating costs and reduce profitability. Regulatory or legislative changes could make regulatory compliance more difficult or expensive for us, and could cause us to change or limit some of our products and services, or the way we operate our business.

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

On May 22, 2009, the Federal Deposit Insurance Corporation adopted a final rule levying a five basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. We recorded an expense of $689,000 during the quarter ended June 30, 2009, to reflect the special assessment. Any further special assessments that the Federal Deposit Insurance Corporation levies will be recorded as an expense during the appropriate period. In addition, the Federal Deposit Insurance Corporation increased the general deposit insurance assessment rate and, therefore, our Federal Deposit Insurance Corporation insurance premium expense will increase compared to prior periods.

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

Our ability to originate mortgage loans may be adversely affected by the retructuring of Freddie Mac and Fannie Mae.

Both Fannie Mae and Freddie Mac are under conservatorship with the Federal Housing Finance Agency, an agency of the U.S. government. On February 11, 2011, the Obama administration presented the U.S. Congress with a report of its proposals for reforming America’s housing finance market with the goal of scaling back the role of the U.S. government in, and promoting the return of private capital to, the mortgage markets and ultimately winding down Fannie Mae and Freddie Mac. Without mentioning a specific time frame, the report calls for the reduction of the role of Fannie Mae and Freddie Mac in the mortgage markets by, among other things, reducing conforming loan limits, increasing guarantee fees and requiring larger down payments by borrowers. The report presents three options for the long-term structure of housing finance, all of which call for the unwinding of Fannie Mae and Freddie Mac and a reduced role of the government in the mortgage market: (i) a system with U.S. government insurance limited to a narrowly targeted group of lower- and moderate-income borrowers; (ii) a system similar to (i) above except with an expanded guarantee during times of crisis; and (iii) a system where the U.S. government offers reinsurance for the securities of a broad range of mortgages behind significant private capital. We cannot be certain if or when Fannie Mae and Freddie Mac will be wound down, if or when reform of the housing finance market will be implemented or what the future role of the U.S. government will be in the mortgage market, and, accordingly, we will not be able to determine the impact that any such reform may have on us until a definitive reform plan is adopted.

Government responses to economic conditions may adversely affect our operations, financial condition and earnings.

Newly enacted financial reform legislation will change the bank regulatory framework, create an independent consumer protection bureau that will assume the consumer protection responsibilities of the various federal banking agencies, and establish more stringent capital standards for banks and bank holding companies. The legislation will also result in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans. These measures are likely to increase our costs of doing business and may have a significant adverse effect on our lending activities, financial performance and operating flexibility. In addition, these risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities. If the Federal Reserve Board increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

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

Legislative proposals would increase our state income taxes.

Recent legislative proposals in the State of Hawaii would increase taxes and other expenses paid by companies like Territorial Bancorp Inc., including increased taxes on banks and other financial corporations, the application of excise taxes on proceeds from bank owned life insurance, and the imposition of other fees on financial institutions. If adopted, these proposals would increase our taxes and other non-interest expenses and reduce our net income.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

We operate from our corporate office in Honolulu, Hawaii, and from our 26 full-service branches located in the State of Hawaii. The net book value of our premises, land and equipment was $5.4 million at December 31, 2010. The following table sets forth information with respect to our full-service banking offices, including the expiration date of leases with respect to leased facilities.

ALA MOANA CENTER 1450 Ala Moana Boulevard Honolulu, Oahu 96814 12/31/2017	KAIMUKI 1108 12th Avenue Honolulu, Oahu 96816 12/31/2018	KIHEI Azeka Shopping Center 1279 South Kihei Road Kihei, Maui 96753 1/31/2019	PEARLRIDGE 98-084 Kamehameha Highway Aiea, Oahu 96701 6/30/2012

DOWNTOWN 1000 Bishop Street Honolulu, Oahu 96813 12/31/2020	KALIHI-KAPALAMA 1199 Dillingham Boulevard Honolulu, Oahu 96817 8/31/2012	KONA Crossroads Shopping Center 75-1027 Henry Street Kailua-Kona, Hawaii 96740 8/31/2015	PIIKOI 1159 South Beretania Street Honolulu, Oahu 96814 12/31/2020

HAWAII KAI Hawaii Kai Shopping Center 377 Keahole Street Honolulu, Oahu 96825 9/30/2013	KAMEHAMEHA SHOPPING CENTER 1620 North School Street Honolulu, Oahu 96817 9/30/2015	LAHAINA Old Lahaina Center 170 Papalaua Street Lahaina, Maui 96761 3/31/2013	SALT LAKE Salt Lake Shopping Center 848 Ala Lilikoi Street Honolulu, Oahu 96818 1/31/2011 (lease is currently being renegotiated)

HILO Waiakea Center 315 Makaala Street Hilo, Hawaii 96720 12/31/2018	KANEOHE 46-005 Kawa Street Kaneohe, Oahu 96744 12/31/2014	McCULLY 1111 McCully Street Honolulu, Oahu 96826 5/31/2013	WAIPAHU Waipahu Town Center 94-050 Farrington Highway Waipahu, Oahu 96797 12/31/2014

KAHALA 4819 Kilauea Avenue Honolulu, Oahu 96816 3/16/2015	KAPAHULU Kilohana Square 1016 Kapahulu Avenue Honolulu, Oahu 96816 11/14/2013	MILILANI Town Center of Mililani 95-1249 Meheula Parkway Mililani, Oahu 96789 10/11/2014	WAIPIO Laniakea Plaza 94-1221 Ka Uka Boulevard Waipahu, Oahu 96797 9/30/2016

KAHULUI Kaahumanu Center 275 W. Kaahumanu Avenue Kahului, Maui 96732 12/31/2019	KAPOLEI Ace Center at Kapolei 480 Kamokila Boulevard Kapolei, Oahu 96707 7/31/2014	NUUANU Nuuanu Shopping Center 1613 Nuuanu Avenue Honolulu, Oahu 96817 7/22/2016

KAILUA 19 Oneawa Street Kailua, Oahu 96734	KAUAI Kukui Grove Shopping Center 4393 Kukui Grove Street Lihue, Kauai 96766 2/28/2013	PEARL CITY Pearl City Shopping Center 850 Kamehameha Highway Pearl City, Oahu 96782 9/22/2014

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. Except as previously disclosed, at December 31, 2010, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	[Reserved]

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market, Holder and Dividend Information. Our common stock is traded on the NASDAQ Global Select Market under the symbol “TBNK.” The approximate number of holders of record of Territorial Bancorp Inc.’s common stock as of February 28, 2011 was 1,348. Certain shares of Territorial Bancorp Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Territorial Bancorp Inc.’s common stock for the period beginning July 10, 2009 (the date of completion of our initial public offering) and ended December 31, 2010. The following information with respect to high and low closing prices was provided by the NASDAQ Global Select Market:

	High	Low	Dividends Declared Per Share
Year Ended December 31, 2010
Quarter ended December 31, 2010	$20.19	$16.74	$0.07
Quarter ended September 30, 2010	$19.04	$16.57	$0.07
Quarter ended June 30, 2010	$20.66	$18.22	$0.05
Quarter ended March 31, 2010	$21.17	$17.72	$0.05
Year Ended December 31, 2009
Quarter ended December 31, 2009	$18.85	$15.69	—
Quarter ended September 30, 2009	$16.23	$10.00	—

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

(e) Stock Repurchases. The following table sets forth information in connection with repurchases of our shares of common stock during the fourth quarter of 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1)
October 1, 2010 through October 31, 2010	—	$—	—	733,988
November 1, 2010 through November 30, 2010	27,104	18.23	27,104	706,884
December 1, 2010 through December 31, 2010	28,603	18.63	28,603	678,281

Total	55,707	$18.44	55,707	678,281

(1)	On September 22, 2010, our Board of Directors authorized the repurchase of up to 733,988 shares of our common stock. In accordance with this authorization, we had repurchased 55,707 shares of our common stock as of December 31, 2010. This repurchase authorization has no expiration date.

(f) Stock Performance Graph. Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on our shares of common stock between July 13, 2009 and December 31, 2010, (b) the cumulative total return on stocks included in the Total Return Index for the NASDAQ Stock Market (US) over such period, and (c) the cumulative total return on stocks included in the NASDAQ Bank Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

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

	At December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,443,412	$1,389,612	$1,224,446	$1,162,018	$1,299,783
Cash and cash equivalents	194,435	135,953	11,216	19,755	88,512
Investment securities held to maturity	530,555	598,394	527,767	538,025	621,339
Loans receivable, net	641,790	597,700	633,160	554,795	546,201
Bank owned life insurance	29,266	28,249	27,107	26,068	20,026
Federal Home Loan Bank of Seattle stock, at cost	12,348	12,348	12,348	12,348	12,348
Deposits	1,076,470	1,014,668	923,914	892,316	981,354
Federal Home Loan Bank of Seattle advances	10,000	—	35,791	72,000	100,000
Securities sold under agreements to repurchase	105,200	130,200	115,200	55,200	60,545
Subordinated debentures	—	—	24,221	24,199	24,178
Stockholders’ equity	227,359	219,671	99,381	92,479	86,829

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Selected Operating Data:
Interest and dividend income	$61,115	$61,525	$61,220	$60,947	$61,887
Interest expense	14,828	19,984	25,247	32,368	28,836

Net interest income	46,287	41,541	35,973	28,579	33,051
Provision for loan losses	345	1,198	149	25	6

Net interest and dividend income after provision for loan losses	45,942	40,343	35,824	28,554	33,045
Non-interest income	2,128	2,505	2,173	3,876	4,013
Non-interest expense	31,530	29,545	27,003	24,047	25,100

Income before income taxes	16,540	13,303	10,994	8,383	11,958
Income taxes	5,512	4,639	3,794	2,615	4,247

Net income	$11,028	$8,664	$7,200	$5,768	$7,711

	At or For the Years Ended December 31,
	2010	2009	2008	2007	2006
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.77%	0.66%	0.60%	0.48%	0.62%
Return on average equity (ratio of net income to average equity)	4.91%	5.50%	7.37%	6.35%	8.93%
Interest rate spread (1)	3.14%	3.04%	2.95%	2.25%	2.60%
Net interest margin (2)	3.35%	3.26%	3.14%	2.48%	2.78%
Efficiency ratio (3)	65.12%	67.08%	70.79%	74.09%	67.72%
Non-interest expense to average total assets	2.20%	2.24%	2.25%	2.01%	2.03%
Average interest-earning assets to average interest-bearing liabilities	119.19%	114.30%	108.71%	108.16%	107.18%
Average equity to average total assets	15.69%	11.93%	8.15%	7.58%	6.99%
Basic earnings per share (4)	$0.97	$0.77	N/A	N/A	N/A
Diluted earnings per share (4)	$0.97	$0.77	N/A	N/A	N/A
Dividend payout ratio	24.74%	N/A	N/A	N/A	N/A
Asset Quality Ratios:
Non-performing assets to total assets	0.06%	0.05%	0.02%	0.01%	0.05%
Non-performing loans to total loans	0.12%	0.09%	0.02%	0.02%	0.11%
Allowance for loan losses to non-performing loans	184.16%	323.27%	603.36%	724.53%	129.51%
Allowance for loan losses to total loans	0.23%	0.28%	0.14%	0.14%	0.14%
Capital Ratios (bank-level only):
Total capital (to risk-weighted assets)	43.06%	37.18%	24.97%	25.33%	23.57%
Tier I capital (to risk-weighted assets)	42.75%	36.85%	24.82%	25.17%	23.41%
Tier I capital (to total assets)	14.02%	13.67%	9.89%	9.83%	8.39%
Other Data:
Number of full service offices	26	25	24	24	24
Full time equivalent employees	252	256	250	244	226

(1)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	The number of shares for the year ended 2009 are calculated from the effective date of July 10, 2009 to the period end.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have continued our focus on originating one- to four-family residential real estate loans. Our emphasis on conservative loan underwriting has resulted in low levels of non-performing assets at a time when many financial institutions are experiencing significant asset quality issues. Our non-performing assets totaled $808,000, or 0.06% of total assets at December 31, 2010, compared to $679,000 or 0.05% of total assets at December 31, 2009, and $280,000 or 0.02% of total assets at December 31, 2008. As of December 31, 2010, we had six delinquent mortgage loans for $803,000 and no real estate owned. Total loan delinquencies as of December 31, 2010 were $808,000. Our non-performing loans and loss experience has enabled us to maintain a relatively low allowance for loan losses in relation to other peer institutions and correspondingly resulted in low levels of provisions for loan losses. Our provision for loan losses was $345,000, $1.2 million and $149,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Our operations in recent years have been affected by our efforts to manage our interest rate risk position. In 2008 and 2009, we obtained $60.0 million and $15.0 million, respectively, of long-term, fixed-rate reverse repurchase agreements and purchased $36.8 million and $91.4 million, respectively, of shorter-duration mortgage-backed securities. In 2009 we also sold $85.2 million of fixed-rate mortgage loan originations and raised $122.3 million of capital in a stock conversion to reduce our interest rate risk. In 2010, we obtained an additional $10.2 million of shorter-duration mortgage-backed securities and sold $45.1 million of fixed-rate mortgage loan production. See “—Management of Market Risk” for a discussion of all of the actions we took in 2008, 2009 and 2010 in managing interest rate risk.

All of the Bank’s mortgage-backed securities and collateralized mortgage obligations have been issued by Freddie Mac, Fannie Mae or Ginnie Mae, U.S. government-sponsored enterprises. These agencies guarantee the payment of principal and interest on the Bank’s mortgage-backed securities. We do not own any preferred stock issued by Fannie Mae or Freddie Mac. As of December 31, 2010, our available credit line at the Federal Home Loan Bank of Seattle has not been reduced compared to levels from December 31, 2009 or 2008.

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

Securities Impairment. We periodically perform analyses to determine whether there has been an other-than-temporary decline in the value of our securities. Our held to maturity securities consist primarily of debt securities for which we have a positive intent and ability to hold to maturity, and are carried at amortized cost. Our available-for-sale securities are carried at fair value. We conduct a quarterly review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, we would adjust the cost basis of the security by writing down the security for any credit losses through a charge on the income statement. The market values of our securities are affected by changes in interest rates as well as shifts in the market’s perception of the issuers. The fair value of investment securities is usually based on quoted market prices or dealer quotes. However, if there are no observable market inputs (for securities such as trust preferred securities), we estimate the fair value using unobservable inputs. We obtain estimates of the fair value of trust preferred securities from pricing services which discount projected cash flows using a risk-adjusted discount rate in accordance with the Fair Value Measurements and Disclosures topic of the FASB ASC.

On April 9, 2009, the Financial Accounting Standards Board revised the Investments – Debt and Equity Securities and the Fair Value Measurements topics of the FASB ASC. The revisions amend the other-than-temporary impairment guidance for U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in a company’s financial statements. Before these recent revisions, to conclude that an impairment was not other than temporary an entity was required, among other considerations, to assert that it had the intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 5M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities,” and other authoritative literature. As a result of these recent revisions, an entity should assess whether the entity (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery (for example, if its cash or working capital requirements or contractual or regulatory obligations indicate that the debt security will be required to be sold before the forecasted recovery occurs). The revisions also change the trigger used to assess the collectability of cash flows from “probable that the investor will be unable to collect all amounts due” to “the entity does not expect to recover the entire amortized cost basis of the security.” If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, an other-than-temporary impairment shall have occurred. We adopted the two revisions to the FASB ASC for the quarter ended March 31, 2009.

We had previously considered our investment in PreTSL XXIV to be other-than-temporarily impaired. PreTSL XXIV has a book value of $0. Our investment in PreTSL XXIII was determined to be other-than temporarily impaired and we recorded an impairment charge of $2.4 million in the year ended

December 31, 2010. When the impairment charge of $2.4 million on PreTSL XXIII was recorded, the security was written to its fair value of $32,000. The $1.1 million difference between the original outstanding principal balance of $3.5 million and the impairment charge of $2.4 million, was reported as other comprehensive loss and is related to non-credit factors such as an inactive trust preferred securities market.

See also “Item 1A. Risk Factors” for a discussion on our investment in trust preferred securities.

We evaluated our $12.3 million investment in FHLB stock for other-than-temporary impairment as of December 31, 2009. Considering the long-term nature of this investment, the liquidity position of the FHLB of Seattle, the actions taken by the FHLB of Seattle to meet its regulatory capital requirement, and our intent not to sell this investment for a period of time sufficient to recover the par value, our FHLB stock was not considered other-than-temporarily impaired. As of December 31, 2010, the FHLB of Seattle has met all of its regulatory capital requirements. Moody’s Investor Services and Standard and Poor’s have given the FHLB of Seattle long-term credit ratings of Aaa and AA+, respectively. Even though we did not recognize an other-than-temporary impairment loss on our investment in FHLB stock in 2010, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

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

Defined Benefit Retirement Plan. Defined benefit plan obligations and related assets of our defined benefit retirement plan are presented in Note 16 to the Consolidated Financial Statements. Effective December 31, 2008, the defined benefit retirement plan was frozen and all plan benefits were fixed as of that date. Plan assets, which consist primarily of marketable equity and debt securities, are typically valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate, we utilize a yield that reflects the top 50% of the universe of bonds, ranked in the order of the highest yield. These bonds provide cash flows which match the timing of expected benefit payments. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.

At December 31, 2010, we used weighted-average discount rates of 6.20% and 5.80% for calculating annual pension expense and projected plan liabilities, respectively, and an expected long-term rate of return on plan assets of 8.00% for calculating annual pension expense. At December 31, 2009, we used a weighted-average discount rate of 6.30% and 6.20% for calculating annual pension expense and projected plan liabilities, respectively, and an expected long-term rate of return on plan assets of 8.00% for calculating annual pension expense. For both the discount rate and the asset return rate, a range of estimates could reasonably have been used, which would affect the amount of pension expense and pension liability recorded.

An increase in the discount rate or asset return rate would reduce pension expense in 2010, while a decrease in the discount rate or asset return rate would have the opposite effect. A 25 basis point decrease in the discount rate assumptions would increase 2010 pension expense by $4,000 and year-end 2010 pension liability by $359,000, while a 25 basis point decrease in the asset return rate would increase 2010 pension expense by $24,000.

Balance Sheet Analysis

Assets. At December 31, 2010, our assets were $1.443 billion, an increase of $53.8 million, or 3.9%, from $1.390 billion at December 31, 2009. The increase was caused by an increase in cash and cash equivalents of $58.5 million, or 43.0% due primarily to a $61.8 million increase in deposits. In addition, loans receivable increased by $44.1 million, or 7.4%, as one- to four-family residential loan production exceeded principal repayments and loan sales due to continued high levels of loan originations in the current interest rate environment. This was partially offset by a $52.8 million, or 8.8%, decrease in investment securities. The decrease in investment securities was primarily due to repayments exceeding purchases.

Cash and Cash Equivalents. At December 31, 2010, we had $194.4 million of cash and cash equivalents, which primarily represents the proceeds from our stock offering and a $61.8 million increase in deposits which occurred in 2010.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$604,456	92.99%	$555,473	91.25%	$581,251	90.52%	$506,410	90.21%	$516,554	93.26%
Multi-family residential	5,408	0.83	3,807	0.63	3,756	0.58	4,488	0.80	4,983	0.90
Construction, commercial and other	14,412	2.22	20,762	3.41	21,042	3.28	17,041	3.04	14,784	2.67
Home equity loans and lines of credit	20,064	3.09	21,789	3.58	29,956	4.67	26,828	4.78	12,763	2.30
Other loans	5,635	0.87	6,895	1.13	6,097	0.95	6,579	1.17	4,830	0.87

Total loans	649,975	100.00%	608,726	100.00%	642,102	100.00%	561,346	100.00%	553,914	100.00%

Other items:
Unearned fees and discounts, net	(5,585)		(5,255)		(5,100)		(4,375)		(4,415)
Undisbursed loan funds	(1,112)		(4,090)		(2,943)		(1,408)		(2,530)
Allowance for loan losses	(1,488)		(1,681)		(899)		(768)		(768)

Loans receivable, net	$641,790		$597,700		$633,160		$554,795		$546,201

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled maturities of our loan portfolio at December 31, 2010. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to four- family residential real estate		Multi-family residential real estate		Construction, commercial and other real estate		Home equity loans and lines of credit		Other loans		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2011	$—	—%	$—	—%	$953	6.57%	$1,001	5.25%	$1,320	5.90%	$3,274	5.90%
2012 to 2015	582	6.00	929	7.00	2,046	7.07	903	5.35	1,532	6.91	5,992	6.66
2016 and beyond	603,874	5.18	4,479	6.61	11,413	5.94	18,160	6.28	2,783	6.34	640,709	5.24

Total	$604,456	5.18%	$5,408	6.68%	$14,412	6.14%	$20,064	6.19%	$5,635	6.39%	$649,975	5.26%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2010 that are contractually due after December 31, 2011.

	Due After December 31, 2011
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$596,845	$7,611	$604,456
Multi-family residential	4,911	497	5,408
Construction, commercial and other	11,789	1,670	13,459
Home equity loans and lines of credit	10,478	8,585	19,063
Other loans	3,637	678	4,315

Total loans	$627,660	$19,041	$646,701

Securities. At December 31, 2010, our securities portfolio totaled $545.6 million, or 37.8% of assets and included $530.6 million classified as held-to-maturity and $15.0 million classified as available for sale. At that date, our securities held-to-maturity consisted primarily of securities with the following amortized costs: $408.3 million of mortgage-backed securities, $122.2 million of collateralized mortgage obligations and $32,000 of trust preferred securities. All of the mortgage-backed securities and collateralized mortgage obligations were issued by Fannie Mae, Freddie Mac or Ginnie Mae. At December 31, 2010, none of the underlying collateral consisted of subprime or Alt-A loans (traditionally defined as non-conforming loans having less than full documentation). At December 31, 2010, we held no common or preferred stock of Fannie Mae or Freddie Mac.

During the year ended December 31, 2010, our securities portfolio decreased $52.8 million, or 8.8%, primarily due to repayments exceeding purchases.

The following table sets forth the amortized cost and estimated fair value of our securities portfolio (excluding Federal Home Loan Bank of Seattle common stock) at the dates indicated.

	At December 31,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Held to Maturity:
U.S. government sponsored mortgage-backed securities:
Fannie Mae	$62,174	$65,576	$81,234	$83,538	$103,313	$105,272
Freddie Mac	301,450	310,082	299,143	305,166	308,522	315,823
Collateralized mortgage obligations	122,209	125,427	175,100	178,049	111,328	112,358
Ginnie Mae	44,690	45,631	39,375	39,416	65	61

Total U.S. government sponsored mortgage-backed securities	530,523	546,716	594,852	606,169	523,228	533,514
Trust preferred securities	32	128	3,542	100	4,539	2,076

Total	$530,555	$546,844	$598,394	$606,269	$527,767	$535,590

Available for Sale:
U.S. government sponsored mortgage-backed securities:
Freddie Mac	$5,148	$4,965	—	—	—	—
Ginnie Mae	10,392	10,045	—	—	—	—

Total U.S. government sponsored mortgage-backed securities	$15,540	$15,010	$—	$—	$—	$—

Unrealized losses on individual mortgage-backed securities as of December 31, 2010, 2009 and 2008 were caused by increases in current market interest rates. All of our mortgage-backed securities are guaranteed by U.S. government-sponsored enterprises. Since the decline in market value had been attributable to changes in interest rates and not credit quality, and we have had, and continue to have, the intent not to sell these investments prior to the recovery of the amortized cost basis, we have not considered these investments to be other-than-temporarily impaired as of December 31, 2010, 2009 or 2008.

At December 31, 2010, we owned trust preferred securities with a carrying value of $32,000. This portfolio consists of two securities, which represent investments in a pool of debt obligations issued by Federal Deposit Insurance Corporation-insured financial institutions, insurance companies and real estate investment trusts.

The trust preferred securities market is considered to be inactive as only three transactions have occurred over the past 12 months in similar tranches to the securities owned by the Company. The Company used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows. Our pricing service uses a discount rate of 22.00% and determined fair value to be $3.61 per $100 of par value.

See also “Item 1A. Risk Factors” for a discussion on our investment in trust preferred securities.

At December 31, 2010, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our consolidated equity.

Portfolio Maturities and Coupons. The composition and maturities of the investment securities portfolio at December 31, 2010 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent adjustments have been made, as we did not hold any tax-free investment securities at December 31, 2010.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Coupon	Amortized Cost	Weighted Average Coupon	Amortized Cost	Weighted Average Coupon	Amortized Cost	Weighted Average Coupon	Amortized Cost	Fair Value	Weighted Average Coupon
	(Dollars in thousands)
Held to Maturity:
U.S. government sponsored mortgage-backed securities
Fannie Mae	$—	—%	$—	—%	$202	4.53%	$61,972	5.07%	$62,174	$65,576	5.06%
Freddie Mac	—	—	—	—	24	4.50	301,426	4.64	301,450	310,082	4.64
Collateralized mortgage obligations	—	—	—	—	13,370	4.34	108,839	4.74	122,209	125,427	4.70
Ginnie Mae	—	—	—	—	—	—	44,690	4.38	44,690	45,631	4.38

Total U.S. government sponsored mortgage-backed securities	—	—	—	—	13,596	4.34	516,927	4.69	530,523	546,716	4.68
Trust preferred securities	—	—	—	—	—	—	32	2.40	32	128	2.40

Total	$—	—%	$—	—%	$13,596	4.34%	$516,959	4.69%	$530,555	$546,844	4.68%

Available for Sale:
U.S. government sponsored mortgage-backed securities
Freddie Mac	$—	—%	$—	—%	$—	—%	$5,148	4.00%	$5,148	$4,965	4.00%
Ginnie Mae	—	—	—	—	—	—	10,392	4.00	10,392	10,045	4.00

Total	$—	—%	$—	—%	$—	—%	$15,540	4.00%	$15,540	$15,010	4.00%

Bank Owned Life Insurance. We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations. Bank owned life insurance also generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2010, this limit was $51.0 million, and we had invested $29.3 million in bank owned life insurance at that date.

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

During the year ended December 31, 2010, our deposits grew by $61.8 million, or 6.1%. The increase was caused by our promoting higher than market rates for our passbook and statement savings accounts. Savings accounts grew by $102.3 million or 16.0% because higher interest rates and the ability to get immediate access to their funds without incurring an early withdrawal penalty appealed to customers.

At December 31, 2010, we had a total of $209.2 million in certificates of deposit, of which $151.6 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a portion of these accounts upon maturity.

The following tables set forth the distribution of our average total deposit accounts (including interest-bearing and non-interest bearing deposits), by account type, for the periods indicated.

	For the Years Ended December 31,
	2010			2009
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Noninterest bearing	$18,788	1.8%	—%	$33,583	3.4%	—%
Savings accounts	715,500	67.2	1.08%	511,152	51.3	1.52%
Certificates of deposit	228,835	21.5	1.14%	337,487	33.9	1.81%
Money market	19,060	1.8	0.06%	94,857	9.5	0.25%
Checking and Super NOW	82,543	7.7	0.06%	19,554	1.9	0.06%

Total deposits	$1,064,726	100.0%	0.99%	$996,633	100.0%	1.42%

	For the Year Ended December 31, 2008
	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Noninterest bearing	$13,303	1.4%	—%
Savings accounts	392,041	43.0	1.53%
Certificates of deposit	403,405	44.3	3.09%
Money market	81,691	9.0	0.06%
Checking and Super NOW	20,530	2.3	0.05%

Total deposits	$910,970	100.0%	2.03%

As of December 31, 2010, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $130.3 million. The following table sets forth the maturity of those certificates as of December 31, 2010.

At December 31, 2010
(In thousands)
Three months or less	$100,064
Over three months through six months	2,672
Over six months through one year	6,274
Over one year to three years	11,097
Over three years	10,193

Total	$130,300

Borrowings and Subordinated Debentures. Our borrowings consist primarily of advances from the Federal Home Loan Bank of Seattle and funds borrowed under repurchase agreements. At December 31, 2010, our repurchase agreements totaled $105.2 million, or 8.7% of total liabilities and our Federal Home Loan Bank advances totaled $10.0 million, or 0.8% of total liabilities. At December 31, 2010, we had the capability to borrow up to $350.3 million in the form of advances from the Federal Home Loan Bank.

During the year ended December 31, 2010, our borrowings decreased $15.0 million, or 11.5%. The decrease was caused by the payoff of $25.0 million of securities sold under agreements to repurchase, which was partially offset when we obtained $10.0 million of Federal Home Loan Bank advances. We have not required any other borrowings to fund our operations. Instead, we have primarily funded our operations with the net proceeds from our stock offering, additional deposits and principal repayments on loans and mortgage-backed securities. The shift from short-term Federal Home Loan Bank advances to longer-term reverse purchase agreements is part of our continued effort to reduce interest rate risk. See “—Management of Market Risk.”

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the years indicated.

	105,200	105,200	105,200
	At or For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Balance at end of year	$10,000	$—	$35,791
Average balance during year	$7,233	$3,932	$21,033
Maximum outstanding at any month end	$10,000	$29,381	$43,875
Weighted average interest rate at end of year	2.12%	0.00%	0.63%
Average interest rate during year	2.11%	0.84%	2.45%

The following table sets forth information concerning balances and interest rates on our securities sold under agreements to repurchase at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Balance at end of year	$105,200	$130,200	$115,200
Average balance during year	$106,422	$129,214	$110,871
Maximum outstanding at any month end	$105,200	$130,200	$123,200
Weighted average interest rate at end of year	3.98%	3.82%	3.95%
Average interest rate during year	4.02%	3.88%	4.05%

In the year ended December 31, 2009, we repaid $24.7 million of subordinated debentures. We recognized a loss of $507,000 when the unamortized costs relating to the issuance of the debentures were written off.

Stockholders’ Equity. At December 31, 2010, our stockholders’ equity was $227.4 million, an increase of $7.7 million, or 3.5%, from $219.7 million at December 31, 2009. The increase primarily resulted from net income of $11.0 million for the year ended December 31, 2010. The increase was partially offset by dividends declared of $2.7 million and the repurchase of 55,707 shares of our common stock for $1.0 million.

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

	For the Year Ended December 31, 2010
	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential	$574,924	$31,879	5.54%
Multi-family residential	4,733	321	6.78
Construction, commercial and other	16,653	1,058	6.35
Home equity loans and lines of credit	20,815	1,303	6.26
Other loans	6,243	398	6.38

Total loans	623,368	34,959	5.61
Investment securities
U.S. government sponsored mortgage-backed securities	577,221	25,754	4.46
Trust preferred securities	888	—	—

Total securities	578,109	25,754	4.45
Other	180,658	402	0.22

Total interest-earning assets	1,382,135	61,115	4.42
Non-interest-earning assets	48,102

Total assets	$1,430,237

Interest-bearing liabilities:
Savings accounts	$715,500	7,722	1.08%
Certificates of deposit	228,835	2,614	1.14
Money market accounts	19,060	12	0.06
Checking and Super NOW accounts	82,543	47	0.06

Total interest-bearing deposits	1,045,938	10,395	0.99
Federal Home Loan Bank advances	7,233	153	2.12
Other borrowings	106,422	4,280	4.02

Total interest-bearing liabilities	1,159,593	14,828	1.28
Non-interest-bearing liabilities	46,224

Total liabilities	1,205,817
Stockholders’ equity	224,420

Total liabilities and stockholders’ equity	$1,430,237

Net interest income		$46,287

Net interest rate spread (1)			3.14%
Net interest-earning assets (2)	$222,542

Net interest margin (3)			3.35%
Average interest-earning assets to interest-bearing liabilities	119.19%

(footnotes on following page)

	For the Years Ended December 31,
	2009			2008
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential	$563,094	$32,267	5.73%	$544,920	$31,087	5.70%
Multi-family residential	3,742	266	7.11	4,174	301	7.21
Construction, commercial and other	17,733	1,169	6.59	19,168	1,319	6.88
Home equity loans and lines of credit	24,709	1,630	6.60	28,910	2,012	6.96
Other loans	6,679	443	6.63	6,074	434	7.15

Total loans	615,957	35,775	5.81	603,246	35,153	5.83
Investment securities
U.S. government sponsored mortgage-backed securities	536,441	25,609	4.77	519,400	25,439	4.90
Municipal bonds	—	—	—	3,000	112	3.73
Trust preferred securities (4)	3,751	(8)	(.21)	7,049	361	5.12
Other	—	—	—	459	9	1.96

Total securities	540,192	25,601	4.74	529,908	25,921	4.89
Other	117,045	149	0.13	13,957	146	1.05

Total interest-earning assets	1,273,194	61,525	4.83	1,147,111	61,220	5.34
Non-interest-earning assets	48,574			50,362

Total assets	$1,321,768			$1,197,473

Interest-bearing liabilities:
Savings accounts	$511,152	7,761	1.52%	$392,041	6,003	1.53%
Certificates of deposit	337,487	6,118	1.81	403,405	12,457	3.09
Money market accounts	94,857	239	0.25	81,691	51	0.06
Checking and Super NOW accounts	19,554	11	0.06	20,530	10	0.05

Total interest-bearing deposits	963,050	14,129	1.47	897,667	18,521	2.06
Federal Home Loan Bank advances	3,932	33	0.84	21,033	515	2.45
Other borrowings	146,878	5,822	3.96	136,493	6,211	4.55

Total interest-bearing liabilities	1,113,860	19,984	1.79	1,055,193	25,247	2.39
Non-interest-bearing liabilities	50,285			44,642

Total liabilities	1,164,145			1,099,835
Stockholders’ equity	157,623			97,638

Total liabilities and stockholders’ equity	$1,321,768			$1,197,473

Net interest income		$41,541			$35,973

Net interest rate spread (1)			3.04%			2.95%
Net interest-earning assets (2)	$159,334			$91,918

Net interest margin (3)			3.26%			3.14%
Average of interest-earning assets to interest-bearing liabilities	114.30%			108.71%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Interest on trust preferred securities for 2009 has a negative balance because interest owed on these securities was reversed in 2009.

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

	Years Ended December 31, 2010 vs. 2009			Years Ended December 31, 2009 vs. 2008
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential	$719	$(1,107)	$(388)	$1,041	$139	$1,180
Multi-family residential	67	(12)	55	(31)	(4)	(35)
Construction, commercial and other	(70)	(41)	(111)	(96)	(54)	(150)
Home equity loans and lines of credit	(247)	(80)	(327)	(281)	(101)	(382)
Other loans	(28)	(17)	(45)	32	(23)	9

Total loans	441	(1,257)	(816)	665	(43)	622
Investment securities
U.S. government sponsored mortgage-backed securities	1,037	(892)	145	742	(572)	170
Municipal bonds	—	—	—	(112)	—	(112)
Trust preferred securities	3	5	8	(114)	(255)	(369)
Other	—	—	—	(9)	—	(9)

Total securities	1,040	(887)	153	507	(827)	(320)
Other	106	147	253	3	—	3

Total interest-earning assets	$1,587	$(1,997)	$(410)	$1,175	$(870)	$305

Interest-bearing liabilities:
Savings accounts	$(141)	$102	$(39)	$1,808	$(50)	$1,758
Certificates of deposit	(1,631)	(1,873)	(3,504)	(1,797)	(4,542)	(6,339)
Money market accounts	(117)	(110)	(227)	9	179	188
Checking and Super NOW accounts	36	—	36	—	1	1

Total interest-bearing deposits	(1,853)	(1,881)	(3,734)	20	(4,412)	(4,392)
Federal Home Loan Bank advances	43	77	120	(267)	(215)	(482)
Other borrowings	(1,628)	86	(1,542)	560	(949)	(389)

Total interest-bearing liabilities	$(3,438)	$(1,718)	$(5,156)	$313	$(5,576)	$(5,263)

Change in net interest income	$5,025	$(279)	$4,746	$862	$4,706	$5,568

Comparison of Operating Results for the Years Ended December 31, 2010, 2009 and 2008

General. Net income increased by $2.4 million, or 27.3%, to $11.0 million for the year ended December 31, 2010 from $8.7 million for the year ended December 31, 2009. The increase was primarily caused by a $5.2 million decrease in interest expense and an $853,000 decrease in the provision for loan losses. These changes were partially offset by a $2.0 million increase in non-interest expense, a $377,000 decrease in non-interest income and an $873,000 increase in income taxes.

Net income increased $1.5 million, or 20.3%, to $8.7 million for the year ended December 31, 2009 from $7.2 million for the year ended December 31, 2008. The increase was primarily caused by a $5.3 million decrease in interest expense. The decrease in interest expense was partially offset by a $2.5 million increase in non-interest expense and a $1.0 million increase in the provision for loan losses.

Net Interest Income. Net interest income increased by $4.7 million, or 11.4%, for the year ended December 31, 2010, compared to the prior year. Interest expense decreased by $5.2 million as declining market interest rates for certificates of deposits allowed us to reduce our deposit expense by $3.7 million. In addition, interest expense on borrowings decreased by $1.4 million to $4.4 million for the year ended December 31, 2010 from $5.9 million for the year ended December 31, 2009. The decrease in interest expense on borrowings is due to the payoff of $24.7 million of subordinated debentures and $25.0 million of securities sold under agreements to repurchase. Interest and dividend income decreased by $410,000 to $61.1 million for the year ended December 31, 2010 from $61.5 million for the year ended December 31, 2009. Interest income on loans decreased $816,000, primarily due to lower loan yields. Interest income on securities rose by $153,000, primarily due to a $37.9 million increase in the average securities balance. Interest income on other interest earning assets grew by $253,000 due to an increase in interest earned on cash invested at the Federal Reserve Bank. The interest rate spread and net interest margin were 3.14% and 3.35%, respectively, for the year ended December 31, 2010, compared to 3.04% and 3.26% for 2009. The improvement in the interest rate spread was the result of a 51 basis point decrease in the average cost of interest-bearing liabilities that was partially offset by a 41 basis point decrease in the average yield on interest-earning assets.

Net interest income increased $5.6 million, or 15.5%, for the year ended December 31, 2009, compared to the prior year. Interest and dividend income rose by $305,000 to $61.5 million for the year ended December 31, 2009 from $61.2 million for the year ended December 31, 2008. Interest expense decreased by $5.3 million or 20.8% to $20.0 million for the year ended December 31, 2009 from $25.2 million for the year ended December 31, 2008. The decline in interest expense is due to a $4.4 million decrease in interest expense on deposits which primarily occurred as a result of a decrease in interest expense on certificates of deposit. In addition, interest expense on FHLB advances and other borrowings decreased by $871,000 as advances and subordinated debentures were paid off. The interest rate spread and net interest margin were 3.04% and 3.26%, respectively, for the year ended December 31, 2009, compared to 2.95% and 3.14% for 2008. The improvement in the interest rate spread was the result of a 60 basis point decrease in the average cost of interest-bearing liabilities that was partially offset by a 51 basis point decrease in the average yield on interest-earning assets.

Interest and Dividend Income. Interest and dividend income decreased $410,000 to $61.1 million for the year ended December 31, 2010 from $61.5 million for the year ended December 31, 2009. In 2010, interest income on loans decreased by $816,000, or 2.3%, to $35.0 million for the year ended December 31, 2010 from $35.8 million for year ended December 31, 2009. The decrease in interest income on loans primarily occurred because of a 20 basis point decrease in the average loan yield to 5.61% for the year ended December 31, 2010 from 5.81% for the year ended December 31, 2009. The decrease in interest income was partially offset by a $7.4 million increase in the average loan balance to $623.4 million for the year ended December 31, 2010 from $616.0 million for the year ended December 31, 2009.

Interest income on securities grew by $153,000, or 0.6%, to $25.8 million for the year ended December 31, 2010 from $25.6 million for the year ended December 31, 2009. The increase in interest income on securities was primarily due to a $37.9 million increase in the average securities balance which was partially offset by a 29 basis point decrease in the average securities yield. Interest income on other interest bearing assets increased by $253,000 to $402,000 for the year ended December 31, 2010 from $149,000 for the year ended December 31, 2009 due to an increase in cash balances invested at the Federal Reserve Bank.

Interest and dividend income increased by $305,000 to $61.5 million for the year ended December 31, 2009 from $61.2 million for the year ended December 31, 2008. Interest income on loans increased by $622,000, or 1.8%, to $35.8 million for the year ended December 31, 2009 from $35.2 million for the year ended December 31, 2008. The increase in interest income on loans was primarily due to a $12.7 million increase in the average balance. Interest income on securities decreased by $320,000, or 1.2%, to $25.6 million for the year ended December 31, 2009 from $25.9 million for the year ended December 31, 2008. The decrease in interest income on securities primarily occurred because of a 15 basis point decrease in the average yield to 4.74% for the year ended December 31, 2009 from 4.89% for the year ended December 31, 2008.

Interest Expense. Interest expense decreased by $5.2 million, or 25.8%, to $14.8 million for the year ended December 31, 2010 from $20.0 million for the year ended December 31, 2009. Interest expense on deposits decreased $3.7 million, or 26.4%, to $10.4 million for the year ended December 31, 2010 compared to $14.1 million for the year ended December 31, 2009. The decline in interest expense on deposits was primarily caused by a $3.5 million decrease in interest expense on certificates of deposit. In 2010, the average rate paid on certificates of deposit decreased by 67 basis points to 1.14% and we experienced a $108.7 million, or 32.2%, decrease in the average balance of certificates of deposit. Most of the funds from these maturing certificates of deposit were transferred to savings accounts. In 2010, the average balance of savings accounts grew by $204.3 million while the average rate we paid on these accounts decreased by 44 basis points. We lowered the rates we pay on certificates of deposit and savings accounts due to declining market interest rates and increased liquidity from principal repayments on loans and mortgage-backed securities. Interest expense on subordinated debentures and securities sold under agreements to repurchase decreased by $1.5 million, or 26.5%, because the average balance decreased by $40.3 million to $106.4 million for the year ended December 31, 2010. The decrease in the average balance occurred when we paid off $25.0 million of securities sold under agreements to repurchase in the three months ended March 31, 2010 and $24.7 million of subordinated debentures in the three months ended September 30, 2009. Interest expense on Federal Home Loan Bank advances increased by $120,000 during the year ended December 31, 2010 as we obtained a $10.0 million advance during the three months ended June 30, 2010.

Interest expense decreased $5.3 million, or 20.8%, to $20.0 million for the year ended December 31, 2009 from $25.2 million for the year ended December 31, 2008. Interest expense on deposits decreased $4.4 million, or 23.7%, caused by a $6.3 million, or 50.9%, decrease in interest expense on certificates of deposit. The decrease in interest expense on certificates of deposit occurred when the average balance of certificates of deposit decreased by $65.9 million, or 16.3%, and the rates we paid on certificates of deposit decreased 128 basis points. The decrease in interest expense on certificates of deposit was partially offset by a $1.8 million increase in interest expense on savings accounts. The increase in interest expense on savings accounts occurred because of a $119.1 million increase in the average balance of savings accounts. The increase in savings accounts occurred as we continued to offer higher than market rates for these accounts. Interest expense on other borrowings also decreased by $389,000, or 6.3%. The decrease in interest expense on other borrowings occurred primarily when the average rate on borrowings declined by 59 basis points from 4.55% for the year ended December 31, 2008 to 3.96% for the year ended December 31, 2009. The decrease in interest expense which occurred because of the drop in the average rate was partially offset by a $10.4 million increase in the average balance of other borrowings. In 2009, interest expense on Federal Home Loan Bank advances decreased by $482,000, or 93.6%, as the average balance of advances decreased by $17.1 million and the average rate we paid decreased by 161 basis points.

Provision for Loan Losses. Based on our analysis of the factors described in “Allowance for Loan Losses,” we recorded provisions for loan losses of $345,000, $1.2 million and $149,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The provisions for loan losses reflected net chargeoffs of $538,000, $416,000 and $18,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.23%, 0.28% and 0.14% at December 31, 2010, 2009 and 2008, respectively. Non-accrual loans totaled $808,000, $520,000 and $149,000 at December 31, 2010, 2009 and 2008, respectively. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at December 31, 2010, 2009 and 2008.

Non-Interest Income. The following table summarizes changes in non-interest income for the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,			Change 2010/2009		Change 2009/2008
	2010	2009	2008	$ Change	% Change	$ Change	% Change
	(In thousands)
Service fees on loan and deposit accounts	$2,401	$2,611	$2,918	$(210)	(8.0)%	$(307)	(10.5)%
Income on bank-owned life insurance	1,017	1,142	1,039	(125)	(10.9)%	103	9.9%
Other-than-temporary-impairment loss on investments	(2,404)	(3,481)	(2,483)	1,077	(30.9)%	(998)	40.2%
Gain on sale of investment securities	350	266	146	84	31.6%	120	82.2%
Gain on sale of loans	442	1,636	2	(1,194)	(73.0)%	1,634	81,700.0%
Other	322	331	551	(9)	(2.7)%	(220)	(39.9)%

Total	$2,128	$2,505	$2,173	$(377)	(15.0)%	$332	15.3%

Non-interest income declined by $377,000 to $2.1 million for the year ended December 31, 2010 from $2.5 million for the year ended December 31, 2009. We recognized other-than-temporary impairment losses on trust preferred securities of $2.4 million and $3.5 million for the years ended December 31, 2010 and 2009. The $3.5 million impairment charge for 2009 includes the $2.5 million that was previously reflected as a charge against income in 2008. Due to revisions in accounting pronouncements, we were required to once again charge income in the amount of $2.5 million for the year ended December 31, 2009 for the same security. Our investment in trust preferred securities is further discussed in “Item 1A. Risk Factors.” We sold $45.1 million of mortgage loans for the year ended December 31, 2010 to reduce our interest rate risk and recognized a gain of $442,000. For the year ended December 31, 2009 we sold $85.2 million of mortgage loans and recognized a gain of $1.6 million.

Non-interest income rose by $332,000 to $2.5 million for the year ended December 31, 2009 from $2.2 million for the year ended December 31, 2008. We recognized an other-than-temporary impairment loss on trust preferred securities of $2.5 million for the year ended December 31, 2008. We sold $1.4 million of mortgage loans for the year ended December 31, 2008 and recognized a gain of $2,000.

Non-Interest Expense. The following table summarizes changes in non-interest expense for the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,			Change 2010/2009		Change 2009/2008
	2010	2009	2008	$ Change	% Change	$ Change	% Change
	(In thousands)
Salaries and employee benefits	$18,793	$16,449	$15,430	$2,344	14.3%	$1,019	6.6%
Occupancy	4,719	4,492	4,291	227	5.1%	201	4.7%
Equipment	2,963	2,967	2,866	(4)	(0.1)%	101	3.5%
Loss on extinguishment of debt	—	507	—	(507)	(100.0)%	507	—%
Federal deposit insurance premiums	1,195	1,747	1,079	(552)	(31.6)%	668	61.9%
Other	3,860	3,383	3,337	477	14.1%	46	1.4%

Total	$31,530	$29,545	$27,003	$1,985	6.7%	$2,542	9.4%

Non-interest expense rose by $2.0 million to $31.5 million for the year-ended December 31, 2010 from $29.5 million for the year ended December 31, 2009. Salaries and employee benefits expense increased by $2.3 million to $18.8 million for the year ended December 31, 2010 from $16.4 million for the year ended December 31, 2009. The increase was primarily due to $989,000 of expenses accrued for the equity incentive plan which was approved by stockholders in August 2010, a $244,000 increase in expenses accrued for our employee stock ownership plan, a 2.0% bank-wide budgeted salary increase which was effective July 1, 2010, higher cash bonus accruals, a $106,000 increase in health insurance expenses, a $125,000 increase in payroll taxes and a $232,000 increase in supplemental employee retirement plan expenses. In 2009, we recognized a $507,000 loss on extinguishment of debt when we paid off $24.7 million of subordinated debentures and wrote off unamortized costs related to the issuance of these debentures. In 2010, Federal deposit insurance premiums decreased by $552,000 primarily as a result of a special one-time premium imposed on all Federal Deposit Insurance Corporation insured financial institutions in 2009. Other non-interest expense rose by $477,000 to $3.9 million for the year ended December 31, 2010 from $3.4 million for the year ended December 31, 2009. The increase in other non-interest expense was primarily due to increases in legal, accounting and insurance expenses associated with being a publicly held company. These include expenses to file SEC reports and to document and test internal controls to comply with the Sarbanes-Oxley Act.

Non-interest expense rose by $2.5 million to $29.5 million for the year ended December 31, 2009 from $27.0 million for the year ended December 31, 2008. Salaries and employee benefits expense increased by $1.0 million to $16.4 million for the year ended December 31, 2009 from $15.4 million for the year ended December 31, 2008. The increase was primarily due to $902,000 of expenses related to our employee stock ownership plan, a 2.5% bank-wide budgeted salary increase which was effective July 1, 2009 and higher cash bonus accruals. The increase in these expenses was partially offset by a $576,000 decrease in pension plan expense which occurred when the pension plan was frozen. Federal deposit insurance premiums increased by $668,000 as a result of a special one-time premium imposed on all Federal Deposit Insurance Corporation insured financial institutions. In 2009, we also recognized a $507,000 loss on extinguishment of debt when we paid off $24.7 million of subordinated debentures and wrote off unamortized costs related to the issuance of these debentures.

Income Tax Expense. Income taxes were $5.5 million for 2010, reflecting an effective tax rate of 33.3%, $4.6 million for 2009, reflecting an effective tax rate of 34.9% and $3.8 million for 2008, reflecting an effective tax rate of 34.5%. The effective tax rate in 2010 was lower than the tax rates in 2009 and 2008 primarily due to a $1.0 million tax refund from the State of Hawaii as settlement of a tax case involving dividend received deductions. The refund was subject to federal and state income taxes.

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

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	0,000	0,000	0,000	0,000	0,000
	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
First mortgage:
One- to four-family residential	$801	$517	$—	$99	$561
Multi-family residential	—	—	—	—	—
Construction, commercial and other	2	—	—	—	—
Home equity loans and lines of credit	—	—	149	—	32
Other loans	5	3	—	7	—

Total non-accrual loans	808	520	149	106	593

Real estate owned:
Real estate loans:
First mortgage:
One- to four-family residential	—	159	131	—	—
Multi-family residential	—	—	—	—	—
Construction, commercial and other	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Other loans	—	—	—	—	—

Total real estate owned	—	159	131	—	—

Total non-performing assets	808	679	280	106	593

	0,000	0,000	0,000	0,000	0,000
	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Loans delinquent 90 days or greater and still accruing interest:
Real estate loans:
First mortgage:
One- to four-family residential	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Construction, commercial and other	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Other loans	—	—	—	—	—

Total loans delinquent 90 days or greater and still accruing interest	—	—	—	—	—

Restructured loans still accruing interest:
Real estate loans:
First mortgage:
One- to four-family residential	2,600	2,724	309	—	—
Multi-family residential	—	—	—	—	—
Construction, commercial and other	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Other loans	—	—	—	—	—

Total restructured loans still accruing interest	2,600	2,724	309	—	—

Total non-performing assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$3,408	$3,403	$589	$106	$593

Ratios:
Non-performing loans to total loans	0.12%	0.09%	0.02%	0.02%	0.11%
Non-performing assets to total assets	0.06%	0.05%	0.02%	0.01%	0.05%

For the year ended December 31, 2010, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $36,000. We recognized $0 interest income on such non-accruing loans on a cash basis during the year.

The Company had nine troubled debt restructurings totaling $2.6 million as of December 31, 2010, all of which were one- to four-family residential mortgage loans and considered to be impaired. All of the loans are performing in accordance with their restructured terms and accruing interest at December 31, 2010. There were nine restructured one- to four-family residential mortgage loans totaling $3.0 million as of December 31, 2009 that were considered to be impaired. Eight of the loans totaling $2.7 million were still accruing interest at December 31, 2009. Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers.

We also grant concessions that we do not consider troubled debt restructurings. At December 31, 2010, we had five such modified loans totaling $1.5 million where we permitted the borrowers to make only interest and escrow payments for a short period of time, not exceeding one year. At December 31, 2009, we had one such modified loan totaling $329,000 where we permitted the borrower to make only interest and escrow payments for a short period of time, not exceeding one year. The loan payments on these modified loans are re-amortized at the end of the loan modification period.

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2010
Real estate loans:
First mortgage:
One- to four-family residential	—	$—	5	$801	5	$801
Multi-family residential	—	—	—	—	—	—
Construction, commercial and other	—	—	1	2	1	2
Home equity loans and lines of credit	—	—	—	—	—	—
Other loans	3	8	1	5	4	13

Total loans	3	$8	7	$808	10	$816

At December 31, 2009
Real estate loans:
First mortgage:
One- to four-family residential	—	$—	1	$274	1	$274
Multi-family residential	—	—	—	—	—	—
Construction, commercial and other	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	—
Other loans	1	1	4	3	5	4

Total loans	1	$1	5	$277	6	$278

At December 31, 2008
Real estate loans:
First mortgage:
One- to four-family residential	3	$871	—	$—	3	$871
Multi-family residential	—	—	—	—	—	—
Construction, commercial and other	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	—
Other loans	1	3	—	—	1	3

Total loans	4	$874	—	$—	4	$874

At December 31, 2007
Real estate loans:
First mortgage:
One- to four-family residential	—	$—	1	$99	1	$99
Multi-family residential	—	—	—	—	—	—
Construction, commercial and other	—	—	—	—	—	—
Home equity loans and lines of credit	1	55	—	—	1	55
Other loans	3	4	2	7	5	11

Total loans	4	$59	3	$106	7	$165

At December 31, 2006
Real estate loans:
First mortgage:
One- to four-family residential	1	$99	2	$561	3	$660
Multi-family residential	—	—	—	—	—	—
Construction, commercial and other	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	1	32	1	32
Other loans	1	3	—	—	1	3

Total loans	2	$102	3	$593	5	$695

Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at estimated fair market value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At December 31, 2010, 2009, 2008, 2007 and 2006 we had real estate owned of $0, $159,000, $131,000, $0 and $0, respectively.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of December 31, 2010, we had no assets designated as special mention.

We maintain an allowance for loan losses at an amount estimated to equal all credit losses incurred in our loan portfolio that are both probable and reasonable to estimate at a balance sheet date. Our determination as to the classification of our assets and the amount of our loss allowances is subject to review by our principal federal regulator, the Office of Thrift Supervision, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at December 31, 2010, classified assets consisted of substandard assets of $3.1 million, no doubtful assets and loss assets of $1.1 million. The classified assets total at December 31, 2010 includes $710,000 of nonperforming loans, $1.1 million of trust preferred securities and $2.3 million of troubled debt restructurings.

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

(1)

specific allowances established for impaired loans (generally defined as loans delinquent 90 days or greater). The amount of impairment provided for as a specific allowance is represented by the deficiency, if any, between the estimated fair value of the loan, less selling costs, and the carrying value of the loan. For collateral dependent loans, the specific allowance is based on the deficiency between the fair value of the underlying collateral, less selling costs, and the carrying value of the loan. If the estimated fair value of the loan or the fair value of the underlying collateral, less selling costs, exceeds the carrying value of the loan, the excess is not considered in establishing specific allowances for loan losses; and

(2)	general allowances established for loan losses on a portfolio basis for loans that do not meet the definition of impaired in accordance with current accounting standards. The portfolio is grouped into similar risk characteristics, primarily loan type and delinquency status. We apply an estimated loss rate to each loan group. The loss rates applied are based upon our loss experience adjusted, as appropriate, for the environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.

Residential mortgage loans represent the largest segment of the Company’s loan portfolio. All of the residential mortgage loans are secured by a first mortgage on residential real estate in Hawaii, consist primarily of fixed-rate mortgage loans which have been underwritten to Freddie Mac and Fannie Mae guidelines and have similar risk characteristics. The loan loss allowance is determined by first calculating the historical loss rate for this segment of the portfolio. The loss rate may be adjusted for qualitative and environmental factors. The allowance for loan loss is calculated by multiplying the adjusted loss rate by the total loans in this segment of the portfolio.

The adjustments to historical loss experience are based on an evaluation of several qualitative and environmental factors, including:

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

The Company has a limited loss experience on certain segments of the loan portfolio. The loan loss allowance on these portfolio segments is determined using the loan loss rate of other financial institutions in the State of Hawaii. The allowance for loan loss is calculated by multiplying the loan loss rate of other financial institutions in the state by the total loans in this segment of the Company’s loan portfolio. The Company uses this method of determining the loan loss allowance for the following portfolio segments:

•	Construction, commercial and other mortgage loans;

•	Home equity and home equity lines of credit; and

•	Consumer and other loans

We evaluate our allowance for loan losses based upon the combined total of the specific and general components. Generally, when the loan portfolio increases, absent other factors, the allowance for loan loss methodology results in a higher dollar amount of estimated probable losses than would be the case without the increase. Generally, when the loan portfolio decreases, absent other factors, the allowance for loan loss methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but are not reflected in the allocated allowance.

We evaluate our loan portfolio on a quarterly basis and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Office of Thrift Supervision will periodically review the allowance for loan losses. The Office of Thrift Supervision may require us to increase the allowance based on their analysis of information available at the time of their examination.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2010	2009	2008	2007	2006
Balance at beginning of period	$1,681	$899	$768	$768	$770

Charge-offs:
Real estate loans:
First mortgage:
One- to four-family residential	238	268	—	—	—
Multi-family residential	—	—	—	—	—
Construction, commercial and other	41	—	—	—	—
Home equity loans and lines of credit	—	149	—	—	—
Other loans	376	9	23	27	10

Total charge-offs	655	426	23	27	10
Recoveries:
Real estate loans:
First mortgage:
One- to four-family residential	99	—	—	—	—
Multi-family residential	—	—	—	—	—
Construction, commercial and other	7	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Other loans	11	10	5	2	2

Total recoveries	117	10	5	2	2
Net charge-offs	(538)	(416)	(18)	(25)	(8)
Provision for loan losses	345	1,198	149	25	6

Balance at end of year	$1,488	$1,681	$899	$768	$768

Ratios:
Net charge-offs to average loans outstanding	0.09%	0.07%	0.00%	0.00%	0.00%
Allowance for loan losses to non-performing loans at end of year	184.16%	323.27%	603.36%	724.53%	129.51%
Allowance for loan losses to total loans at end of year	0.23%	0.28%	0.14%	0.14%	0.14%

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category. We have reduced the amount of the unallocated portion of the allowance for loan losses in recent years as a result of refinements to our allowance for loan loss methodology. The allowance for loan losses for each category is affected by external factors affecting the national and Hawaii economies and interest rates. In prior years, the effect of these external factors was reflected in the unallocated category of the allowance for loan losses, however, beginning in 2007, these factors are largely reflected in the allowance for loan losses allocated to each specific loan category.

	At December 31,
	2010		2009		2008
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$577	92.99%	$536	91.25%	$53	90.52%
Multi-family residential	6	0.83	14	0.63	5	0.58
Construction, commercial and other	277	2.22	183	3.41	171	3.28
Home equity loans and lines of credit	305	3.09	573	3.58	405	4.67
Other loans	208	0.87	219	1.13	222	0.95

Total allocated allowance	1,373	100.00	1,525	100.00	856	100.00
Unallocated	115	—	156	—	43	—

Total	$1,488	100.00%	$1,681	100.00%	$899	100.00%

	At December 31,
	2007		2006
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$17	90.21%	$17	93.26%
Multi-family residential	—	0.80	—	0.90
Construction, commercial and other	169	3.04	109	2.67
Home equity loans and lines of credit	260	4.78	221	2.30
Other loans	238	1.17	174	0.87

Total allocated allowance	684	100.00	521	100.00
Unallocated	84	—	247	—

Total	$768	100.00%	$768	100.00%

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

In 2007, our Board of Directors adopted an Interest Rate Risk Reduction Plan to assist us in reversing this trend and the negative effect on our net income. We hired an outside third-party consultant to assist us in formulating strategies to restructure our balance sheet and reduce our interest rate risk. Following our review of the consultant’s suggestions, we implemented strategies to manage our interest rate risk which included the sale of fixed-rate mortgage loans and extending the maturity of our liabilities.

We continued our efforts to reduce interest rate risk in 2008 by obtaining an additional $60.0 million of long-term, fixed-rate securities sold under agreements to repurchase and through the purchase of $36.8 million of shorter-duration mortgage-backed securities. In 2009, we obtained an additional $15.0 million of long-term, fixed-rate securities sold under agreements to repurchase and purchased $91.4 million of shorter-duration mortgage-backed securities. The interest rates on long-term fixed-rate securities sold under agreements to repurchase in 2008 and 2009 were lower than rates offered on then-available Federal Home Loan Bank advances. In 2009, we also sold $85.2 million of fixed-rate mortgage loan originations and raised $122.3 million of capital in a stock conversion to reduce our interest rate risk. In 2010, we obtained an additional $10.2 million of shorter-duration mortgage-backed securities and sold $45.1 million of fixed-rate mortgage loan originations. In addition, we may utilize the following strategies to further reduce our interest rate risk:

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

The table below sets forth, as of December 31, 2010, the Office of Thrift Supervision’s calculation of the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the interest rate yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent of Present value of Assets (3)(4)
(dollars in thousands)
+300	$165,857	$(122,087)	(42.40)%	11.69%	(7.00)%
+200	$211,018	$(76,926)	(26.72)%	14.41%	(4.28)%
+100	$254,258	$(33,686)	(11.70)%	16.87%	(1.82)%
0	$287,944	—	—	18.69%	—
(100)	$309,573	$21,629	7.51%	19.81%	1.12%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2010, in the event of a 200 basis point increase in interest rates, we would experience a 26.7% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 7.5% increase in net portfolio value.

In addition to the Office of Thrift Supervision’s calculations with respect to the effects of changes in interest rates on net portfolio value, we prepare our own internal calculations, which utilizes a single interest rate scenario and prepayment assumption in calculating the market value of fixed- and adjustable-rate loans (compared to the Office of Thrift Supervision model, which uses an option-based pricing methodology). Our model also calculates the average life and value for core deposit intangibles that is based on a core deposit study we completed in 2009, whereas the Office of Thrift Supervision model uses a nationwide study to estimate the average life and value for core deposit intangibles. The following table presents our internal calculations of the estimated changes in our net portfolio value as of December 31, 2010 that would result from the designated instantaneous changes in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent of Present value of Assets (3)(4)
(dollars in thousands)
+300	$244,045	$(39,104)	(13.81)%	16.31%	(2.14)%
+200	$264,080	$(19,069)	(6.73)%	17.42%	(1.03)%
+100	$280,806	$(2,343)	(0.83)%	18.32%	(0.13)%
0	$283,149	—	—	18.45%	—
(100)	$249,569	$(33,580)	(11.86)%	16.62%	(1.83)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net portfolio value. Modeling changes in net portfolio value requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our NPV and net interest income and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan repayments, advances from the Federal Home Loan Bank of Seattle, securities sold under agreements to repurchase, and maturities and principal repayments on held-to-maturity and available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Treasurer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2010.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

(i)	expected loan demand;

(ii)	expected deposit flows and borrowing maturities;

(iii)	yields available on interest-earning deposits and securities; and

(iv)	the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits or securities and may also be used to pay off short-term borrowings.

Our most liquid asset is cash. The level of this asset is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2010, cash and cash equivalents totaled $194.4 million. On that date, we had $10.0 million of Federal Home Loan Bank advances outstanding and $105.2 million in securities sold under agreements to repurchase outstanding, with the ability to borrow an additional $350.3 million under Federal Home Loan Bank advances.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2010, we had $56.3 million in loan commitments outstanding, most of which were for fixed-rate loans. In addition to commitments to originate loans, we had $18.4 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2010 totaled $151.6 million, or 14.1% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2011. We believe, however, based on past experience that a portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the years ended December 31, 2010, 2009 and 2008, we originated $203.6 million, $189.2 million and $149.0 million of loans, respectively. During these years, we purchased $166.9 million, $202.5 million and $62.8 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in deposits of $61.8 million for the year ended December 31, 2010 compared to a net increase in total deposits of $90.8 million for the year ended December 31, 2009. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Seattle, which provide an additional source of funds. We also utilize securities sold under agreements to repurchase as another borrowing source. Federal Home Loan Bank advances increased by $10.0 million for the year ended December 31, 2010, compared to a decrease of $35.8 million for the year ended December 31, 2009. At December 31, 2010, we had the ability to borrow up to an additional $350.3 million from the Federal Home Loan Bank of Seattle. Securities sold under agreements to repurchase decreased by $25.0 million for the year ended December 31, 2010, compared to an increase of $15.0 million for the year ended December 31, 2009.

In 2010, the Company adopted a common stock repurchase program. Shares repurchased will reduce the amount of shares issued and outstanding. The repurchased shares may be reissued in connection with share-based compensation plans and for general corporate purposes. As of December 31, 2010, the Company repurchased 55,707 shares of the total 733,988 shares authorized by the Board of Directors. The 55,707 shares were repurchased at an average cost of $18.44.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2010, Territorial Savings Bank exceeded all regulatory capital requirements. Territorial Savings Bank is considered “well capitalized” under regulatory guidelines. See Note 22 of the Notes to the Consolidated Financial Statements.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we enter into commitments to sell mortgage loans. For additional information, see Note 21 of the Notes to the Consolidated Financial Statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2010. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(In thousands)
Long-term debt	$43,900	$71,300	$—	$—	$115,200
Operating leases	2,335	4,185	3,288	3,676	13,484
Capitalized leases	—	—	—	—	—
Purchase obligations	2,233	4,042	1,848	—	8,123
Certificates of deposit	151,603	34,753	22,827	—	209,183
Other long-term liabilities	—	—	—	—	—

Total	$200,071	$114,280	$27,963	$3,676	$345,990

Commitments to extend credit	$56,319	$—	$—	$—	$56,319

Recent Accounting Pronouncements

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

In July 2010, the FASB amended the Receivables topic of the FASB ASC. The amendment requires a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. The amendment also requires disclosures of credit quality indicators, past due information, and modifications of financing receivables. The amendment is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company adopted this amendment on December 31, 2010 and the Loans Receivable footnote has been updated to include the revised disclosures.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Territorial Bancorp Inc.:

We have audited the accompanying consolidated balance sheets of Territorial Bancorp Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Territorial Bancorp Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Territorial Bancorp Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Honolulu, Hawaii

March 14, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Territorial Bancorp Inc.:

We have audited Territorial Bancorp Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Territorial Bancorp Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 14, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Honolulu, Hawaii

March 14, 2011

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2010 and 2009

(Dollars in thousands, except share data)

	2010	2009
ASSETS
Cash and cash equivalents	$194,435	$135,953
Investment securities available for sale	15,010	—
Investment securities held to maturity, at amortized cost (fair value of $546,844 and $606,269 at December 31, 2010 and 2009, respectively)	530,555	598,394
Federal Home Loan Bank stock, at cost	12,348	12,348
Loans held for sale	3,234	1,084
Loans receivable, net	641,790	597,700
Accrued interest receivable	4,536	4,781
Premises and equipment, net	5,426	4,495
Real estate owned	—	159
Bank-owned life insurance	29,266	28,249
Deferred income taxes receivable	22	—
Prepaid expenses and other assets	6,790	6,449

Total assets	$1,443,412	$1,389,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,076,470	$1,014,668
Advances from the Federal Home Loan Bank	10,000	—
Securities sold under agreements to repurchase	105,200	130,200
Accounts payable and accrued expenses	20,430	18,837
Current income taxes payable	577	670
Deferred income taxes payable	—	2,661
Advance payments by borrowers for taxes and insurance	3,376	2,905

Total liabilities	1,216,053	1,169,941

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 12,177,418 and 12,233,125 shares at December 31, 2010 and 2009, respectively	122	122
Additional paid-in capital	119,153	118,823
Unearned ESOP shares	(8,808)	(9,297)
Retained earnings	119,397	111,082
Accumulated other comprehensive loss	(2,505)	(1,059)

Total stockholders’ equity	227,359	219,671

Total liabilities and stockholders’ equity	$1,443,412	$1,389,612

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the years ended December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

	2010	2009	2008
Interest and dividend income:
Investment securities	$25,754	$25,601	$25,809
Tax-exempt investment securities	—	—	112
Dividends on Federal Home Loan Bank stock	—	—	117
Loans	34,959	35,775	35,153
Other investments	402	149	29

Total interest and dividend income	61,115	61,525	61,220

Interest expense:
Deposits	10,395	14,129	18,521
Advances from the Federal Home Loan Bank	153	33	515
Securities sold under agreements to repurchase	4,280	5,008	4,486
Subordinated debentures and other borrowings	—	814	1,725

Total interest expense	14,828	19,984	25,247

Net interest income	46,287	41,541	35,973
Provision for loan losses	345	1,198	149

Net interest income after provision for loan losses	45,942	40,343	35,824

Non-interest income:
Other-than-temporary impairment losses	(2,404)	(3,481)	(2,483)
Service fees on loan and deposit accounts	2,401	2,611	2,918
Income on bank-owned life insurance	1,017	1,142	1,039
Gain on sale of investment securities	350	266	146
Gain on sale of loans	442	1,636	2
Other	322	331	551

Total non-interest income	2,128	2,505	2,173

Non-interest expense:
Salaries and employee benefits	18,793	16,449	15,430
Occupancy	4,719	4,492	4,291
Equipment	2,963	2,967	2,866
Loss on extinguishment of debt	—	507	—
Federal deposit insurance premiums	1,195	1,747	1,079
Other general and administrative expenses	3,860	3,383	3,337

Total non-interest expense	31,530	29,545	27,003

Income before income taxes	16,540	13,303	10,994

Income taxes	5,512	4,639	3,794

Net income	$11,028	$8,664	$7,200

Basic earnings per share (1)	$0.97	$0.77	N/A
Diluted earnings per share (1)	$0.97	$0.77	N/A
Cash dividends declared per common share	$0.24	N/A	N/A
Basic weighted average shares outstanding (1)	11,322,798	11,279,716	N/A
Diluted weighted average shares outstanding (1)	11,369,161	11,279,716	N/A

(1)	Number of shares for the year ended 2009 are calculated from the effective date of July 10, 2009 to the period end.

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

And Comprehensive Income

For the years ended December 31, 2010, 2009 and 2008

(Dollars in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
Balances at December 31, 2007	$—	—	—	93,700	(1,221)	92,479
Comprehensive income:
Net income	—	—	—	7,200	—	7,200
Other comprehensive loss, net of tax:
Retirement benefit plans:
Net losses arising during the period, net of tax benefits of $248	—	—	—	—	(373)	(373)
Less: Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes of $51	—	—	—	—	78	78

Total comprehensive income						6,905
Cash dividends declared	—	—	—	(3)	—	(3)

Balances at December 31, 2008	$—	—	—	100,897	(1,516)	99,381
Cumulative effect from adoption of FASB ASC Topic 320, net of taxes of $958	—	—	—	1,524	(1,524)	—

Balances at December 31, 2008, as revised	$—	—	—	102,421	(3,040)	99,381
Comprehensive income:
Net income	—	—	—	8,664	—	8,664
Other comprehensive loss, net of tax:
Retirement benefit plans:
Net gains arising during the period, net of taxes of $284	—	—	—	—	428	428
Less: Net losses recognized during the period in net periodic benefit cost, net of taxes of $20	—	—	—	—	29	29
Investment securities:
Reduction of noncredit related losses on securities not expected to be sold, net of taxes of $958	—	—	—	—	1,524	1,524

Total comprehensive income						10,645
Issuance of 12,233,125 shares of common stock net of offering costs	122	118,521	—	—	—	118,643
Purchase of 978,650 ESOP shares	—	—	(9,787)	—	—	(9,787)
Allocation of 48,933 ESOP shares	—	302	490	—	—	792
Cash dividends declared	—	—	—	(3)	—	(3)

Balances at December 31, 2009	$122	118,823	(9,297)	111,082	(1,059)	219,671
Comprehensive income:
Net income	—	—	—	11,028	—	11,028
Other comprehensive loss, net of tax:
Retirement benefit plans:
Net loss arising during the period, net of taxes of $288	—	—	—	—	(459)	(459)
Less: Net losses recognized during the period in net periodic benefit cost, net of taxes of $9	—	—	—	—	14	14
Investment securities:
Unrealized loss on securities available for sale, net of taxes of $208	—	—	—	—	(322)	(322)
Noncredit related losses on securities not expected to be sold, net of taxes of $427	—	—	—	—	(679)	(679)

Total comprehensive income						9,582
Cash dividends declared ($0.24 per share)	—	—	—	(2,713)	—	(2,713)
Stock compensation expense	—	939	—	—	—	939
Allocation of 48,932 ESOP shares	—	418	489	—	—	907
Purchase of 55,707 shares of company stock	—	(1,027)	—	—	—	(1,027)

Balances at December 31, 2010	$122	119,153	(8,808)	119,397	(2,505)	227,359

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2010, 2009 and 2008

(Dollars in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	$11,028	$8,664	$7,200
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	345	1,198	149
Depreciation and amortization	1,010	943	1,020
Deferred income tax benefit	(1,769)	(1,829)	(1,014)
Amortization of fees, discounts, and premiums	91	(885)	(375)
Origination of loans held for sale	(47,863)	(85,060)	(1,449)
Proceeds from sales of loans held for sale	45,071	85,612	1,438
Gain on sale of loans, net	(442)	(1,636)	(2)
Net gain on sale of real estate owned	(1)	—	—
Other-than-temporary impairment loss on investment	2,404	3,481	2,483
Purchases of investment securities held for trading	(18,143)	—	—
Proceeds from sale of investment securities held for trading	18,244	—	—
Gain on sale of investment securities held for trading	(101)	—	—
Gain on sale of investment securities available for sale	(249)	(266)	(146)
Loss on extinguishment of debt	—	507	—
Net (gain) loss on sale of premises and equipment	68	(4)	(13)
ESOP expense	907	792	—
Share-based compensation expense	939	—	—
(Increase) decrease in accrued interest receivable	245	6	(216)
Net increase in bank-owned life insurance	(1,017)	(1,142)	(1,039)
Net increase in prepaid expenses and other assets	(341)	(2,963)	(1,493)
Net increase in accounts payable and accrued expenses	869	964	71
Net increase (decrease) in federal and state income taxes, net	(93)	(293)	243

Net cash provided by operating activities	11,202	8,089	6,857

Cash flows from investing activities:
Purchases of investment securities held to maturity	(102,139)	(184,527)	(53,085)
Purchases of investment securities available for sale	(64,774)	(17,928)	(9,736)
Principal repayments on investment securities held to maturity	165,291	112,440	50,183
Principal repayments on investment securities available for sale	114	23	—
Proceeds from sale of investment securities held to maturity	—	—	10,538
Proceeds from sale of investment securities available for sale	49,365	18,172	9,871
Loan originations, net of principal repayments on loans receivable	(42,261)	35,623	(78,082)
Increase in acquisition value of real estate owned	—	(28)	—
Proceeds from sale of real estate owned	160	—	—
Purchases of premises and equipment	(2,009)	(997)	(1,022)
Proceeds from disposals of premises and equipment	—	7	31

Net cash provided by (used in) investing activities	3,747	(37,215)	(71,302)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2010, 2009 and 2008

(Dollars in thousands)

	2010	2009	2008
Cash flows from financing activities:
Net increase in deposits	$61,802	$90,754	$31,598
Proceeds from advances from the Federal Home Loan Bank	10,000	55,692	645,317
Repayments of advances from the Federal Home Loan Bank	—	(91,483)	(681,526)
Proceeds from reverse repurchase agreements	1,136	15,000	205,350
Repayments of reverse repurchase agreements	(26,136)	—	(145,350)
Purchases of Fed Funds	10	39,367	—
Sales of Fed Funds	(10)	(39,367)	—
Repayments of subordinated debt	—	(24,744)	—
Net increase (decrease) in advance payments by borrowers for taxes and insurance	471	(209)	520
Proceeds from issuance of common stock, net of costs	—	108,856	—
Purchases of company stock	(1,027)	—	—
Cash dividends paid	(2,713)	(3)	(3)

Net cash provided by financing activities	43,533	153,863	55,906

Net increase (decrease) in cash and cash equivalents	58,482	124,737	(8,539)
Cash and cash equivalents at beginning of the year	135,953	11,216	19,755

Cash and cash equivalents at end of the year	$194,435	$135,953	$11,216

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$14,965	$20,095	$25,460
Income taxes	8,374	6,761	4,565
Supplemental disclosure of noncash investing activities:
Loans transferred to real estate owned	$—	$—	$131
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

December 31, 2010, 2009 and 2008

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

The Company provides loan and deposit products and services primarily to individual customers through 26 branches located throughout Hawaii. We deal primarily in residential mortgage loans in the State of Hawaii. The Company’s earnings depend primarily on its net interest income, which is the difference between the interest income earned on interest-earning assets (loans receivable and investments) and the interest expense incurred on interest-bearing liabilities (deposit liabilities and borrowings). Deposits traditionally have been the principal source of the Bank’s funds for use in lending, meeting liquidity requirements, and making investments. The Company also derives funds from receipt of interest and principal on outstanding loans receivable and investments, borrowings from the Federal Home Loan Bank (FHLB) of Seattle, securities sold under agreements to repurchase, and proceeds from issuance of common stock.

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

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

As of December 31, 2010, Territorial Holdings, Inc. and Territorial Realty, Inc. were liquidated and their accounts and results of operations were incorporated into Territorial Savings Bank.

As of December 31, 2008, the Company had three wholly owned statutory trusts that were considered variable interest entities. In accordance with then existing accounting standards, the trusts were not consolidated as the Company was not the primary beneficiary. All three trusts were terminated in September 2009.

(c)	Reclassifications

Certain prior year amounts in the consolidated financial statement footnotes have been reclassified to conform to the current year presentation.

(d)	Cash and Cash Equivalents

Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, federal funds sold, and short-term, highly liquid investments with original maturities of three months or less.

(e)	Investment Securities

The Company classifies and accounts for its investment securities as follows: (1) held-to-maturity debt securities in which the Company has the positive intent and ability to hold to maturity are reported at amortized cost; (2) trading securities that are purchased for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in current earnings; and (3) available-for-sale securities not classified as either held-to-maturity or trading securities are reported at fair value, with unrealized gains and losses excluded from current earnings and reported as a separate component of equity. At December 31, 2010, the Company classified $15.0 million and $530.6 million of its investments as available-for-sale and held-to-maturity, respectively. At December 31, 2009, the Company classified all of its investments as held-to-maturity.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in an impairment to reduce the carrying amount to fair value. To determine whether an impairment is other than temporary, the Company considers whether it has the intent not to sell the security for a sufficient period of time to recover the remaining amortized cost basis.

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

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

(f)	Loans Receivable

This policy applies to all loan classes. Loans receivable are stated at the principal amount outstanding, less the allowance for loan losses, loan origination fees and costs, and commitment fees. Interest on loans receivable is accrued as earned. The Company has a policy of placing loans on a nonaccrual basis when more than 90 days contractually delinquent, or when, in the opinion of management, collection of all or part of the principal balance appears doubtful. Interest, net deferred fees, and discounts on loans classified as nonaccrual are generally recognized on a cash basis. The Company, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, if the loan is considered to be collateral dependent, based on the fair value of the collateral. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Similarly, interest, net deferred fees, and discounts on impaired loans are recognized on a cash basis. A nonaccrual loan may be restored to an accrual basis when principal and interest payments are current and full payment of principal and interest is expected.

(g)	Loans Held for Sale

Loans held for sale are stated at the lower of aggregate cost or market value. Net fees and costs of originating loans held for sale are deferred and are included in the basis for determining the gain or loss on sales of loans held for sale.

(h)	Deferred Loan Origination Fees and Unearned Loan Discounts

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

(i)	Real Estate Owned

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

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Profits from the sale of real estate are recognized when title has passed, minimum down payment requirements are met, the terms of any notes received are such as to satisfy continuing investment requirements, and the Company is relieved of any requirements for continued involvement with the properties. If the minimum down payment or the continuing investment is not adequate to meet the criteria specified in the Property, Plant and Equipment topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), the Company will defer income recognition and account for such sales using alternative methods, such as installment, deposit, or cost recovery.

(j)	Allowance for Loan Losses

The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. All loan losses are charged, and all recoveries are credited, to the allowance for loan losses. Additions to the allowance for loan losses are provided by charges to income based on various factors, which, in the Company’s judgment, deserve current recognition in estimating probable losses. Charge-offs to the allowance are made when management determines that collectibility of all or a portion of a loan is doubtful and available collateral is insufficient to repay the loan. The allowance for loan losses consists primarily of two components:

(1)	Specific allowances established for impaired loans (generally defined as loans delinquent 90 days or more). The amount of impairment provided as a specific allowance is represented by the deficiency, if any, between the estimated fair value of the loan less selling costs and the carrying value of the loan. For collateral dependent loans, the specific allowance is based on the deficiency between the fair value of the underlying collateral, less selling costs, and the carrying value of the loan. If the estimated fair value of the loan or the fair value of the underlying collateral, less selling costs, exceeds the carrying value of the loan, the excess is not considered in establishing specific allowances for loan losses.

(2)	General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired, in accordance with the Receivables topic of the FASB ASC. The portfolio is grouped into similar risk characteristics, primarily loan type and delinquency status. The Company applies an estimated loss rate to each loan group. The loss rates applied are based upon its loss experience adjusted, as appropriate, for environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses the Company has established, which could have a material negative effect on its financial results.

Residential mortgage loans represent the largest segment of the Company’s loan portfolio. All of the residential mortgage loans are secured by a first mortgage on residential real estate in Hawaii, consist primarily of fixed-rate mortgage loans which have been underwritten to Freddie Mac and Fannie Mae guidelines and have similar risk characteristics. The loan loss allowance is determined by first calculating the historical loss rate for this segment of the portfolio. The loss rate may be adjusted for qualitative and environmental factors. The allowance for loan loss is calculated by multiplying the adjusted loss rate by the total loans in this segment of the portfolio.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

The adjustments to historical loss experience are based on an evaluation of several qualitative and environmental factors, including:

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

The Company has a limited loss experience on certain segments of the loan portfolio. The loan loss allowance on these portfolio segments is determined using the loan loss rate of other financial institutions in the State of Hawaii. The allowance for loan loss is calculated by multiplying the loan loss rate of other financial institutions in the state by the total loans in this segment of the Company’s loan portfolio. The Company uses this method of determining the loan loss allowance for the following portfolio segments:

•	Construction, commercial and other mortgage loans;

•	Home equity and home equity lines of credit; and

•	Consumer and other loans

In addition, the unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but are not reflected in the allocated allowance.

While the Company uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Office of Thrift Supervision will periodically review the allowance for loan losses. The Office of Thrift Supervision may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(k)	Transfer of Financial Assets

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

Mortgage loan transfers accounted for as sales and securitizations are without recourse and the Company may retain the related rights to service the loans. The retained servicing rights create mortgage servicing assets that are accounted for in accordance with the Transfers and Servicing topic of the FASB ASC. Mortgage servicing assets are initially valued at fair market value and subsequently at the lower of cost or market value and are amortized in proportion to and over the period of estimated net servicing income. Valuations are obtained from independent third-party appraisers on a quarterly basis.

(l)	Premises and Equipment

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

(m)	Income Taxes

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

We established income tax contingency reserves for potential tax liabilities related to uncertain tax positions. A liability for income tax uncertainties would be recorded for unrecognized tax benefits related to uncertain tax positions where it is more likely than not that the position will be sustained upon examination by a taxing authority.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

As of December 31, 2010 and 2009, the Company has not recognized a liability for income tax uncertainties in the accompanying consolidated balance sheets. Management concluded that a liability for income tax uncertainties is not expected to be recorded within the next 12 months.

In 2010, the Company did not incur any interest or penalties on income taxes. The Company will record interest on income tax penalties, if any, when they are incurred in other expense.

Tax years 2007 to 2009 currently remain subject to examination by the Internal Revenue Service and by the Department of Taxation of the State of Hawaii.

(n)	Impairment of Long-Lived Assets

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

(o)	Pension Plan

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

(p)	Employee Stock Ownership Plan (ESOP)

The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

(q)	Earnings Per Share

Basic earning per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares outstanding plus the dilutive effect of stock options and restricted stock. ESOP shares not committed to be released are not considered outstanding.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(r)	Common Stock Repurchase Program

In 2010, the Company adopted a common stock repurchase program in which shares repurchased reduce the amount of shares issued and outstanding. The repurchased shares may be reissued in connection with share-based compensation plans and for general corporate purposes. As of December 31, 2010, the Company repurchased 55,707 shares of the total 733,988 shares authorized by the Board of Directors. The 55,707 shares were repurchased at an average cost of $18.44.

(s)	Bank-Owned Life Insurance

The Company invests in bank-owned life insurance to provide a funding source for benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Federal regulations generally limit the investment in bank-owned life insurance to 25% of the Company’s Tier 1 capital plus the allowance for loan losses. At December 31, 2010, this limit was $51.0 million, and the Company had invested $29.3 million in bank-owned life insurance at that date.

(t)	Use of Estimates

The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the allowance for loan losses; valuation of certain investment securities and determination as to whether declines in fair value below amortized cost are other than temporary; valuation allowances for deferred income tax assets; mortgage servicing assets; and assets and obligations related to employee benefit plans. Accordingly, actual results could differ from those estimates.

(u)	Recently Issued Accounting Pronouncements

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

In July 2010, the FASB amended the Receivables topic of the FASB ASC. The amendment requires a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. The amendment also requires disclosures of credit quality indicators, past due information, and modifications of financing receivables. The amendment is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company adopted this amendment on December 31, 2010 and the Loans Receivable footnote has been updated to include the revised disclosures.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(3) Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents as of December 31, 2010 and December 31, 2009:

	December 31,
(Dollars in thousands)	2010	2009
Cash and due from banks	$8,827	$12,466
Interest-bearing deposits in other banks	185,608	123,487

Cash and cash equivalents	$194,435	$135,953

(4) Investment Securities

The amortized cost and fair values of securities classified as held-to-maturity and available for sale are as follows:

	Amortized Cost	Gross unrealized		Estimated fair value
(Dollars in thousands)		Gains	Losses
December 31, 2010:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$530,523	18,191	(1,998)	$546,716
Trust preferred securities	32	96	—	128

Total	$530,555	18,287	(1,998)	$546,844

Available for sale:
U.S. government-sponsored mortgage-backed securities	$15,540	—	(530)	$15,010

Total	$15,540	—	(530)	$15,010

December 31, 2009:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$594,852	12,555	(1,238)	$606,169
Trust preferred securities	3,542	—	(3,442)	100

Total	$598,394	12,555	(4,680)	$606,269

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

The amortized cost and estimated fair value of investment securities at December 31, 2010 are shown below. Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Estimated fair value
Held to maturity:
Due after 5 years through 10 years	$13,596	14,016
Due after 10 years	516,959	532,828

Total	$530,555	546,844

Held for sale:
Due after 10 years	15,540	15,010

Total	$15,540	15,010

Realized gains and losses and the proceeds from sales of securities available for sale and trading for the years ended December 31 are shown in the table below. All sales of securities were U.S. government-sponsored mortgage-backed securities.

(Dollars in thousands)	2010	2009	2008
Proceeds from sales	$67,609	$18,172	$9,871
Gross gains	350	266	145
Gross losses	—	—	—

There were no sales of held-to-maturity securities during 2010 and 2009. In 2008, the Company received proceeds of $10.5 million from the sale of $10.5 million of held-to-maturity municipal bonds, resulting in gross realized gains and losses of $81,000 and $80,000, respectively. Approximately $5.5 million of these securities experienced a credit downgrade. The remaining securities were sold because of concerns about a potential downgrade of the bond’s insurers.

Investment securities with carrying values of $293.3 million and $315.5 million at December 31, 2010 and 2009, respectively, were pledged to secure public deposits, reverse repurchase agreements, and transaction clearing accounts.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Provided below is a summary of investment securities, which were in an unrealized loss position at December 31, 2010 and 2009. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature.

	Less than 12 months		12 months or longer		Total
Description of securities	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized losses
(Dollars in thousands)
December 31, 2010
Mortgage-backed securities	$98,524	2,480	2,962	48	17	101,486	2,528

Total	$98,524	2,480	2,962	48	17	101,486	2,528

December 31, 2009
Mortgage-backed securities	$123,463	1,227	362	11	25	123,825	1,238
Trust preferred securities	—	—	100	3,442	1	100	3,442

Total	$123,463	1,227	462	3,453	26	123,925	4,680

Mortgage-Backed Securities. The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in current market interest rates. All of the mortgage-backed securities are guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae, which are U.S. government-sponsored enterprises. Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company has the intent not to sell these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2010 and 2009.

Trust Preferred Securities. At December 31, 2010, the Company owns two trust preferred securities, PreTSL XXIII and XXIV. The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. All of these securities are classified in the Bank’s held-to-maturity investment portfolio.

The trust preferred securities market is considered to be inactive as only three transactions have occurred over the past 12 months in similar tranches to the securities owned by the Company. The Company used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in trust preferred securities incurred a credit-related impairment loss of $2.4 million during the year ending December 31, 2010.

PreTSL XXIV has a book value of $0. PreTSL XXIII has a book value of $32,000. The difference between the book value of $32,000 and the remaining outstanding principal of $1.1 million is reported as other comprehensive loss and is related to non-credit factors such as the trust preferred securities market being inactive.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

It is reasonably possible that the fair values of the trust preferred securities could decline in the near term if the overall economy and the financial condition of some of the issuers continue to deteriorate and the liquidity of these securities remains low. As a result, there is a risk that the Company’s remaining outstanding principal of $1.1 million on its trust preferred securities could be credit-related other-than-temporarily impaired in the near term. The impairment could be material to the Company’s consolidated statements of income.

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)	2010	2009
Balance at January 1	$3,481	$1
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	2,404	—
Credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	3,480

Balance at December 31	$5,885	$3,481

The table below shows the components of comprehensive loss, net of taxes, resulting from other-than-temporarily impaired securities:

	December 31,
(Dollars in thousands)	2010	2009
Non-credit losses on other-than-temporarily impaired securities, net of taxes of $427	$679	$—

(5) Federal Home Loan Bank Stock

The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of December 31, 2010, consistent with its accounting policies. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory capital situation and the Company’s intent not to sell the investment for a sufficient period of time to recover the par value, the Company did not consider its FHLB stock other-than-temporarily impaired. As of December 31, 2010, the FHLB of Seattle has met all of its regulatory capital requirements. Moody’s Investor Service and Standard and Poor’s Rating Services have given the FHLB of Seattle credit ratings of Aaa and AA+, respectively. Even though the Company did not recognize an OTTI loss on its investment in FHLB stock in 2010, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(6) Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	December 31,
(Dollars in thousands)	2010	2009
Real estate loans:
First mortgages:
One- to four-family residential	$604,456	$555,473
Multifamily residential	5,408	3,807
Construction, commercial, and other	14,412	20,762
Home equity loans and lines of credit	20,064	21,789

Total real estate loans	644,340	601,831

Other loans:
Loans on deposit accounts	895	1,109
Consumer and other loans	4,740	5,786

Total other loans	5,635	6,895

Less:
Net unearned fees and discounts	(5,585)	(5,255)
Undisbursed loan funds	(1,112)	(4,090)
Allowance for loan losses	(1,488)	(1,681)

	(8,185)	(11,026)

Loans receivable, net	$641,790	$597,700

The activity in the allowance for loan losses on loans receivable is as follows:

	For the year ended December 31,
(Dollars in thousands)	2010	2009	2008
Balance, beginning of year	$1,681	$899	$768
Provision for loan losses	345	1,198	149

	2,026	2,097	917

Charge-offs	(655)	(426)	(23)
Recoveries	117	10	5

Net charge-offs	(538)	(416)	(18)

Balance, end of year	$1,488	$1,681	$899

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010:

(Dollars in thousands)	Residential Mortgage	Construction Commercial And Other Mortgage Loans	Home Equity and Lines of Credit	Consumer and Other	Unallocated	Totals
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	583	277	305	208	115	1,488

Total ending allowance balance	$583	$277	$305	$208	$115	$1,488

Loans:
Ending loan balance:
Individually evaluated for impairment	$3,401	$2	$—	$5	$—	$3,408
Collectively evaluated for impairment	600,981	13,185	20,079	5,625	—	639,870

Total ending loan balance	$604,382	$13,187	$20,079	$5,630	$—	$643,278

The table below presents the balance of impaired loans and the related amount of allocated loan loss allowances as of December 31, 2010 and 2009:

(Dollars in thousands)	2010	2009
Loans with no allocated allowance for loan losses	$3,408	$3,241
Loans with allocated allowance for loan losses	—	—

Total impaired loans	$3,408	$3,241

Amount of allocated loan loss allowance	$—	$—

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans as of December 31, 2010 and 2009:

	As of December 31
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
2010:
With no related allowance recorded:
One- to four-family residential mortgages	$3,401	$3,413	$—
Construction, commercial and other mortgages	2	2	—
Consumer and other	5	5	—

Total	$3,408	$3,420	$—

2009:
With no related allowance recorded:
One- to four-family residential mortgages	$3,241	$3,269	$—

Total	$3,241	$3,269	$—

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

There were no loans individually evaluated for impairment with a related allowance for loan loss as of December 31, 2010 or 2009.

Impaired loans at December 31, 2010 and 2009 amounted to $3.4 million and $3.2 million, respectively, and included all nonaccrual and restructured loans. During the years ended December 31, 2010, 2009 and 2008, the average recorded investment in impaired loans was $3.5 million, $3.3 million and $309,000, respectively. Interest income recognized on impaired loans for the years ended December 31, 2010, 2009 and 2008 was $131,000, $78,000 and $0, respectively.

The table below presents the aging of loans and accrual status by class of loans as of December 31, 2010 and 2009:

(Dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total Loans	Nonaccrual Loans	Loans More Than 90 Days Past Due and Still Accruing
2010:
One- to four family residential mortgages	$1,476	$—	$801	$2,277	$596,732	$599,009	$801	$—
Multifamily residential mortgages	—	—	—	—	5,373	5,373	—	—
Construction, commercial and other mortgages	—	—	2	2	13,185	13,187	2	—
Home equity and lines of credit	58	—	—	58	20,021	20,079	—	—
Loans on deposit accounts	—	—	—	—	895	895	—	—
Consumer and other	10	8	5	23	4,712	4,735	5	—

Total	$1,544	$8	$808	$2,360	$640,918	$643,278	$808	$—

2009:
One- to four-family residential mortgages	$464	$—	$269	$733	$549,730	$550,463	$517	$—
Multifamily residential mortgages	—	—	—	—	3,779	3,779	—	—
Construction, commercial and other mortgages	—	—	—	—	16,438	16,438	—	—
Home equity and lines of credit	—	—	—	—	21,815	21,815	—	—
Loans on deposit accounts	—	—	—	—	1,109	1,109	—	—
Consumer and other	31	1	3	35	5,742	5,777	3	—

Total	$495	$1	$272	$768	$598,613	$599,381	$520	$—

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

The Company primarily uses the aging of loans and accrual status to monitor the credit quality of its loan portfolio. When a mortgage loan becomes seriously delinquent (90 days or more contractually past due), it displays weaknesses which may result in a loss. As a loan becomes more delinquent, the likelihood of the borrower repaying the loan decreases and the loan becomes more collateral dependent. A mortgage loan becomes collateral dependent when the proceeds for repayment can be expected to come only from the sale or operation of the collateral and not from borrower repayments. Generally, appraisals are obtained after a loan becomes collateral dependent or is five months delinquent. The carrying value of collateral dependent loans is adjusted to the fair market value of the collateral less selling costs. Any commercial real estate, commercial, construction or equity loans which have a loan balance in excess of a specified amount are also periodically reviewed to determine whether the loan exhibits any weaknesses and are performing in accordance with their contractual terms.

The Company had seven nonaccrual loans with a book value of $808,000 at December 31, 2010 and six nonaccrual loans with a book value of $520,000 as of December 31, 2009. The Company collected and recognized interest income on nonaccrual loans of $0, $5,000 and $0 during 2010, 2009 and 2008, respectively. The Company would have recognized additional interest income of $36,000, $21,000 and $3,000 throughout 2010, 2009 and 2008, respectively, had the loans been accruing interest. The Company did not have any loans more than 90 days past due and still accruing interest as of December 31, 2010 or 2009.

The Company had nine troubled debt restructurings totaling $2.6 million as of December 31, 2010, all of which were one- to four-family residential mortgage loans and considered to be impaired. All of the loans are performing in accordance with their restructured terms and accruing interest at December 31, 2010. There were nine troubled debt restructured one- to four-family residential mortgage loans totaling $3.0 million as of December 31, 2009 that were considered to be impaired. Eight of the loans totaling $2.7 million were still accruing interest at December 31, 2009. Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers. We have no commitments to lend any additional funds to these borrowers.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the years ended December 31, 2010 and 2009, the Company sold $45.1 million and $85.2 million, respectively, of mortgage loans held for sale and recognized gains of $442,000 and $1.6 million, respectively. The Company had 13 loans held for sale totaling $3.2 million at December 31, 2010 and four loans held for sale totaling $1.1 million at December 31, 2009.

The Company serviced loans for others of $131.6 million, $135.6 million, and $63.2 million at December 31, 2010, 2009, and 2008, respectively. Of these amounts, $8.1 million, $10.4 million, and $12.7 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at December 31, 2010, 2009, and 2008, respectively. The amount of contractually specified servicing fees earned was $396,000, $333,000, and $242,000 for 2010, 2009, and 2008, respectively. The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

In the normal course of business, the Company has made loans to certain directors and executive officers under terms which management believes are consistent with the Company’s general lending policies. Loans to directors and executive officers amounted to $1.5 million at December 31, 2010 and 2009.

(7) Accrued Interest Receivable

The components of accrued interest receivable are as follows:

	December 31,
(Dollars in thousands)	2010	2009
Investment securities	$2,102	$2,380
Loans receivable	2,414	2,388
Interest-bearing deposits	20	13

Total	$4,536	$4,781

(8) Mortgage Servicing Assets

Mortgage servicing assets are created when the Company sells mortgage loans and retains the rights to service the loans. Mortgage servicing assets are accounted for in accordance with the Transfers and Servicing topic of the FASB ASC and are initially valued at fair value and subsequently at the lower of cost or fair value. We amortize mortgage servicing assets in proportion to and over the period of estimated net servicing income. All servicing assets are grouped into categories based on the interest rate and original term of the loan sold. Mortgage servicing assets related to loan sales are recorded as a gain on sale of loans and totaled $141,000 and $1.0 million for the years ended December 31, 2010 and 2009, respectively.

The table below presents the changes in our mortgage servicing assets for the years ended December 31, 2010 and 2009:

(Dollars in thousands)	2010	2009
Balance at beginning of year	$1,237	376
Additions	141	1,011
Impairments	(64)	(21)
Amortization	(177)	(129)

Balance at end of year	$1,137	1,237

The table below presents the gross carrying values, accumulated amortization, and net carrying values of our mortgage servicing assets for the years ended December 31, 2010 and 2009:

(Dollars in thousands)	2010	2009
Gross carrying value	$1,535	1,458
Accumulated amortization	(398)	(221)

Net carrying value	$1,137	1,237

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

The estimated amortization expense for our mortgage servicing assets for the next five years and all years thereafter are as follows:

(Dollars in thousands)
2011	$145
2012	134
2013	120
2014	105
2015	91
Thereafter	542

$1,137

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

The table below presents the fair values and key assumptions used in determining the fair values of our mortgage servicing assets as of December 31, 2010 and 2009:

(Dollars in thousands)	2010	2009
Fair value, beginning of year	$1,346	382
Fair value, end of year	1,366	1,346
Weighted average discount rate	10.00%	10.00%
Weighted average prepayment speed assumption (PSA prepayment speed)	135.6 PSA	152.4 PSA

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

The PSA prepayment model assumes increasing prepayment rates for the first 30 months of a loan’s term and constant prepayment rates thereafter.

(9) Interest Rate Lock and Forward Loan Sale Commitments

The Company may enter into interest rate lock commitments with borrowers on loans intended to be sold. To manage interest rate risk on the lock commitments, the Company may also enter into forward loan sale commitments. The interest rate lock commitments and forward loan sale commitments are treated as derivatives and are recorded at their fair values in prepaid expenses and other assets or in accounts payable and accrued expenses. Changes in fair value are recorded in current earnings. At December 31, 2010, interest rate locks and forward loan sale commitments on loans held for sale amounted to $10.4 million and $13.7 million, respectively.

The table below presents the location of assets and liabilities related to derivatives:

		Asset Derivatives		Liability Derivatives
(Dollars in thousands)	Location on Balance Sheet	Fair Value at December 30, 2010	Fair Value at December 31, 2009	Fair Value at December 30, 2010	Fair Value at December 31, 2009
Interest rate contracts	Prepaid expenses and other assets	$456	69	—	—
Interest rate contracts	Accounts payable and accrued expenses	—	—	314	20

Total derivatives		$456	69	314	20

The table below presents the location of gains related to derivatives:

(Dollars in thousands)	Location of gain on Statement of Income	2010	2009
Interest rate contracts	Gain on sale of loans	$93	49

Total derivatives		$93	49

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(10) Premises and Equipment

Premises and equipment are as follows:

	December 31,
(Dollars in thousands)	2010	2009
Land	$585	$585
Buildings and improvements	596	577
Leasehold improvements	8,989	8,185
Furniture, fixtures and equipment	4,767	4,541
Automobiles	104	104

	15,041	13,992
Less accumulated depreciation and amortization	(10,771)	(10,286)

	4,270	3,706
Construction in progress	1,156	789

	$5,426	$4,495

Depreciation expense was $1.0 million, $943,000 and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(11) Deposits

Deposit accounts by type are summarized with their respective weighted average interest rates as follows:

	December 31,
	2010		2009
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$20,485	—	$18,414	—
Savings accounts	741,047	0.68%	638,752	1.41%
Certificates of deposit	209,183	1.02	254,426	1.24
Money market	624	0.40	82,487	0.06
Checking and Super NOW	105,131	0.06	20,589	0.05

	$1,076,470	0.67%	$1,014,668	1.20%

The maturity of certificate of deposit accounts at December 31, 2010 is as follows (dollars in thousands):

Maturing in:
2011	$151,603
2012	28,472
2013	6,281
2014	13,850
2015	8,977

$209,183

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Certificates of deposit with balances greater than or equal to $100,000 totaled $130.3 million and $147.2 million at December 31, 2010 and 2009, respectively. Accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000.

Interest expense by type of deposit is as follows:

(Dollars in thousands)	2010	2009	2008
Savings	$7,722	$7,761	$6,003
Certificates of deposit and money market	2,626	6,357	12,508
Checking and Super NOW	47	11	10

Total	$10,395	$14,129	$18,521

At December 31, 2010 and 2009, overdrawn deposit accounts totaled $87,000 and $105,000, respectively, and have been reclassified as loans in the consolidated balance sheets.

(12) Advances from the Federal Home Loan Bank

The FHLB advances are secured by a blanket pledge on the Bank’s assets. At December 31, 2010 and 2009, the Company had available additional unused FHLB advances of approximately $350.3 million and $339.1 million.

Advances outstanding consisted of the following:

	December 31,
	2010		2009		2008
(Dollars in thousands)	Amount	Weighted average rate	Amount	Weighted average rate	Amount	Weighted average rate
Due within one year	$—	—	$—	—	$35,791	0.63%
Due over 1 year to 2 years	$—	—	$—	—	$—	—
Due over 2 years to 3 years	$10,000	2.12%	$—	—	$—	—

The Company, as a member of the FHLB system, is required to obtain and hold shares of capital stock of the FHLB in an amount equal to the greater of 0.50% of mortgage loans and mortgage-backed securities or $500. At December 31, 2010 and 2009, the Company met such requirement. At December 31, 2010 and 2009, the Company owned $12.3 million of capital stock of the FHLB.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(13) Securities Sold under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts. Securities sold under agreements to repurchase are summarized as follows:

	December 31,
	2010		2009
(Dollars in thousands)	Repurchase liability	Weighted average rate	Repurchase liability	Weighted average rate
Maturing:
1 year or less	$43,900	3.53%	$25,000	3.13%
Over 1 year to 2 years	28,300	4.75	43,900	3.53
Over 2 years to 3 years	33,000	3.91	28,300	4.75
Over 3 years to 4 years	—	—	33,000	3.91

	$105,200	3.95%	$130,200	3.82%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at December 31, 2010. The amount at risk is the greater of the carrying value or fair value over the repurchase liability. All the agreements to repurchase are with JP Morgan Chase Bank N.A. and the securities pledged are issued and guaranteed by U.S. government-sponsored enterprises.

(Dollars in thousands)	Carrying value of securities	Fair value of securities	Repurchase liability	Amount at risk	Weighted average months to maturity
Maturing:
Over 90 days	$125,603	129,640	105,200	24,440	16

	$125,603	129,640	105,200	24,440	16

(14) Income Taxes

Allocation of federal and state income taxes between current and deferred provisions is as follows:

(Dollars in thousands)	2010	2009	2008
Current
Federal	$7,253	$5,767	$4,117
State	28	701	691

	7,281	6,468	4,808

Deferred
Federal	(1,391)	(1,569)	(813)
State	(378)	(260)	(201)

	(1,769)	(1,829)	(1,014)

	$5,512	$4,639	$3,794

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

The federal statutory corporate tax rate for the year ended December 31, 2010 was 35% and 34% for the tax years ended December 31, 2009, and 2008. A reconciliation of the tax provision based on the statutory corporate rate on pretax income and the provision for taxes as shown in the accompanying consolidated statements of income is as follows:

(Dollars in thousands)	2010	2009	2008
Income tax expense at statutory rate	$5,624	$4,523	$3,738
Income tax effect of:
Tax-exempt interest	—	—	(44)
Other tax-exempt income	(399)	(448)	(407)
State income taxes, net of federal income tax benefits	864	291	323
Refund of state franchise taxes (net of taxes)	(608)	—	—
Other	31	273	184

Total income tax expense	$5,512	$4,639	$3,794

Effective income tax rate	33.33%	34.87%	34.51%

The company recorded a $1.0 million tax refund from the State of Hawaii as settlement for litigation related to the State’s denial of a dividend received deduction. After providing taxes on the refund, the Company recognized a net reduction in income tax expense of $608,000.

The components of income taxes payable are as follows:

(Dollars in thousands)	2010	2009
Current taxes payable:
Federal	$(849)	$(387)
State	1,426	1,057

	577	670

Deferred taxes payable (receivable)
Federal	128	2,324
State	(150)	337

	(22)	2,661

Total	$555	$3,331

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below:

(Dollars in thousands)	2010	2009
Deferred tax assets:
Premises and equipment	$1,055	$1,009
Hawaii franchise tax	601	472
Unfunded pension liability	960	681
Allowance for loan losses	574	648
Impaired asset write-down	2,699	1,344
Deferred compensation	132	—
Equity incentive plan	382	—
Unrealized loss on available-for-sale securities	208	—

	6,611	4,154

Deferred tax liabilities:
Net deferred loan fees	3,421	3,416
FHLB stock dividends	2,557	2,557
Prepaid expense	172	365
Premiums on loans sold	439	477

	6,589	6,815

Net deferred tax assets (liabilities)	$22	$(2,661)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. There was no valuation allowance for deferred tax assets as of December 31, 2010 and 2009.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(15) Subordinated Debentures

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

(16) Employee Benefit Plans

The Company has a noncontributory defined benefit pension plan (Pension Plan) that covers substantially all employees with at least one year of service. The benefits are based on years of service and the employees’ compensation during the service period. The Company’s policy is to accrue the actuarially determined pension costs and to fund pension costs within regulatory guidelines. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprehensive income (AOCI) beginning in 2006 and amortized to net periodic benefit cost over future periods using the corridor method. The Company believes that the assumptions utilized in recording its obligations under the plan are reasonable based on its experience and market conditions.

In addition, the Company sponsors a Supplemental Employee Retirement Plan (SERP), a noncontributory supplemental retirement benefit plan, which covers certain current and former employees of the Company for amounts in addition to those provided under the defined pension plan.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

The following table sets forth the status of the Pension Plan and SERP at the dates indicated:

	Pension Plan		SERP
	December 31
(Dollars in thousands)	2010	2009	2010	2009
Accumulated benefit obligation at end of year	$11,111	$10,004	$7,573	$6,609

Change in projected benefit obligation:
Benefit obligation at beginning of year	$10,004	$9,370	6,609	5,722
Service cost	101	61	627	596
Interest cost	609	589	354	308
Actuarial loss	629	214	—	—
Benefits paid	(232)	(230)	(17)	(17)
Curtailments	—	—	—	—

Benefit obligation at end of year	11,111	10,004	7,573	6,609

Change in plan assets:
Fair value of plan assets at beginning of year	9,926	8,561	—	—
Actual return on plan assets	652	1,595	—	—
Employer contributions	—	—	17	17
Benefits paid	(232)	(230)	(17)	(17)

Fair value of plan assets at end of year	10,346	9,926	—	—

Funded status at end of year	$(765)	$(78)	$(7,573)	$(6,609)

Amounts recognized in the consolidated balance sheets:
Accounts payable and accrued expenses	$(765)	$(78)	$(7,573)	$(6,609)

Liability	$(765)	$(78)	$(7,573)	$(6,609)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$2,488	$1,764	$—	$—
Prior service cost	—	—	—	—

Accumulated other comprehensive loss, before tax	$2,488	$1,764	$—	$—

The following table sets forth the changes recognized in accumulated other comprehensive loss at the dates indicated:

	Pension benefits
	Year ended December 31
(Dollars in thousands)	2010	2009
Accumulated other comprehensive loss at beginning of year, before tax	$1,764	$2,525

Actuarial net (gain) loss arising during the period	747	(712)
Amortizations (recognized in net periodic benefit cost):
Actuarial loss	(23)	(49)
Prior service cost	—	—

Total recognized in other comprehensive income	724	(761)

Accumulated other comprehensive loss at end of year, before tax	$2,488	$1,764

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

For the fiscal years ended December 31, 2010 and 2009, the following weighted average assumptions were used to determine benefit obligations at the end of the fiscal years:

	Pension benefits		SERP
	Year ended December 31,
	2010	2009	2010	2009
Assumptions used to determine the fiscal year-end benefit obligations:
Discount rate	5.80%	6.20%	5.03%	5.03%
Rate of compensation increase	N/A	N/A	5.00%	5.00%

The Company does not expect any plan assets to be returned to the Company during calendar year 2011.

The dates used to determine retirement measurements for the Pension Plan were December 31, 2010 and 2009.

The Company’s investment strategy for the defined benefit retirement plan is to maintain a consistent rate of return with primary emphasis on capital appreciation and secondary emphasis on income to enhance the purchasing power of the plan’s assets over the long-term and to preserve capital. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate. Normal target allocations at December 31, 2010 were 53% domestic equity securities, 12% international equity securities and 35% bonds. Equity securities primarily include investment in exchange traded funds and large-cap, mid-cap and small-cap mutual funds. Fixed income securities include U.S. Treasuries, mortgage-backed securities and corporate bonds of companies in diversified industries. Other types of investments include money market mutual funds and savings accounts opened with the Company.

As of December 31, 2010, the Pension Plan’s assets measured at fair value were classified as follows:

		Fair value of measurements at report date using:
	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash	$99	$99	$—	$—
Money market funds	968	968	—	—
Mutual funds (a)	9,279	9,279	—	—

Total	$10,346	$10,346	$—	$—

(a)	This category includes mutual funds that invest in stocks and fixed income securities. The mutual fund managers have the ability to change the amounts invested in stocks and bonds depending on their investment outlook.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Estimated future benefit payments reflecting expected future service at December 31, 2010 are as follows:

(Dollars in thousands)	Pension benefits	SERP
2011	$471	375
2012	512	648
2013	524	648
2014	555	649
2015	581	649
2016 – 2020	3,491	3,654

	$6,134	6,623

For the fiscal years ended December 31, 2010, 2009, and 2008, the following weighted average assumptions were used to determine net periodic benefit cost for the fiscal years shown:

	Pension benefits			SERP
	Year ended December 31
(Dollars in thousands)	2010	2009	2008	2010	2009	2008
Assumptions used to determine the net periodic benefit cost:
Discount rate	6.20%	6.30%	6.00%	5.01%	5.01%	5.02%
Expected return on plan assets	8.00	8.00	8.00	—	—	—
Rate of compensation increase	N/A	4.00	4.00	5.00	5.00	5.00

The components of net periodic benefit cost were as follows:

	Pension benefits			SERP
	Year ended December 31
(Dollars in thousands)	2010	2009	2008	2010	2009	2008
Net periodic benefit cost for the year:
Service cost	$101	$61	$596	$627	$596	$511
Interest cost	609	589	588	354	308	268
Expected return on plan assets	(771)	(669)	(706)	—	—	—
Amortization of prior service cost	—	—	3	—	—	—
Recognized actuarial loss	24	49	110	—	—	—
Recognized curtailment loss	—	—	16	—	—	—

Net periodic benefit cost	$(37)	$30	$607	$981	$904	$779

The estimated prior service cost and net actuarial loss that will be amortized from AOCI into net periodic pension benefit cost in 2011 are $0 and $41,000, respectively.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

Based on actuarial calculations, the Company is not expected to make a contribution to the defined benefit pension plan in 2011. The Company expects to make a $17,000 contribution to the SERP in 2011 to cover actual benefit payments.

The Company also has a 401(k) defined contribution plan and profit sharing plan covering all employees after one year of service. The 401(k) plan provides for employer matching contributions, as determined by the Company, based on a percentage of employees’ contributions subject to a maximum amount defined in the plan agreement. The Company’s 401(k) matching contributions, based on 7% of employees’ contributions for 2010, 10% for 2009, and 15% for 2008, amounted to $69,000, $90,000, and $132,000, respectively. The Company contributes to the profit sharing plan an amount determined by the Board of Directors. No contributions were made to the profit sharing plan for year ended December 31, 2010, 2009, and 2008.

(17) Employee Stock Ownership Plan

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

Shares purchased by the ESOP will be held by a trustee in an unallocated suspense account, and shares will be released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity. The shares committed to be released are considered outstanding for earnings per share computations. Compensation expense recognized for the years ended December 31, 2010 and 2009 amounted to $896,000 and $792,000, respectively.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Shares held by the ESOP trust were as follows:

	December 31,
	2010	2009
Allocated shares	97,865	48,933
Unearned shares	880,785	929,717

Total ESOP shares	978,650	978,650

Fair value of unearned shares, in thousands	$17,536	$16,781

The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits. For the years ended December 31, 2010 and 2009, we accrued $250,000 and $112,000, respectively, for the ESOP restoration plan.

(18) Share-Based Compensation

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

Shares of our common stock issued under the Plan shall be authorized unissued shares. The maximum number of shares that will be awarded under the plan will be 1,712,637 shares. Share-based compensation expense for the year ending December 31, 2010 was $989,000 and the related income tax benefit was $382,000.

Stock Options

The table below presents the stock option activity for the twelve months ended December 31, 2010:

	Options	Weighted average exercise price	Remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding at December 31, 2009	—	$—	—	$—
Granted	871,144	17.36	9.83	0
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Options outstanding at December 31, 2010	871,144	$17.36	9.83	$0

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

As of December 31, 2010, the Company had $4.2 million of unrecognized compensation costs related to the stock option plan. The cost of the stock option plan will be amortized in equal annual installments over the six-year vesting period. There were no shares vested in 2010.

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

The table below presents the restricted stock award activity for the twelve months ended December 31, 2010:

	Restricted stock awards	Weighted average grant date fair value
Non-vested at December 31, 2009	—	$—
Granted	713,600	17.36
Vested	—	—
Forfeited	—	—

Non-vested at December 31, 2010	713,600	$17.36

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

There were no shares vested in 2010.

As of December 31, 2010, the company had $11.7 million of unrecognized compensation cost related to restricted stock awards. The cost of the restricted stock awards will be amortized in equal annual installments over the six-year vesting period.

(19) Earnings Per Share

The table below presents the information used to compute basic and diluted earnings per share for the years ended December 31, 2010 and 2009. Because the mutual to stock conversion was not completed until July 10, 2009, per share earnings data is not presented for the year ended December 31, 2008.

	For the year ended December 31,
(Dollars in thousands, except per share data)	2010	2009
Net income	$11,028	$8,664

Weighted average number of shares used in:
Basic earnings per share	11,322,798	11,279,716
Dilutive common stock equivalents:
Stock options and restricted stock units	46,363	—

Diluted earnings per share(1)	11,369,161	11,279,716

Net income per common share, basic (1)	$0.97	$0.77

Net income per common share, diluted (1)	$0.97	$0.77

(1)	For the year ended December 31, 2009, amount calculated from the effective date of July 10, 2009 to the year end

(20) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows:

	December 31
(Dollars in thousands)	2010	2009
Unfunded pension liability	$1,504	$1,059
Noncredit related losses on securities not expected to be sold	679	—
Unrealized losses on available for sale securities	322	—

Accumulated other comprehensive loss	$2,505	$1,059

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

The changes in accumulated other comprehensive loss, net of taxes, were as follows:

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008
Retirement benefit plans:
Net gain (loss) during the period	$459	$(428)	$373
Net loss recognized in net periodic benefit cost	(14)	(29)	(78)
Unrealized losses on available for sale securities	322	—	—
Change in noncredit related losses on securities not expected to be sold	679	—	—

Change in accumulated other comprehensive loss	$1,446	$(457)	$295

(21) Commitments

(a)	Loan Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on an individual basis. The Company’s policy is to require suitable collateral, primarily real estate, to be provided by customers prior to disbursement of approved loans. At December 31, 2010 and 2009, the Company had loan commitments aggregating $56.3 million (interest rates from 3.25% to 6.00%) and $10.1 million (interest rates from 4.375% to 5.75%), respectively, primarily consisting of fixed-rate residential first mortgage loans.

(b)	Lease Commitments

The Company leases a majority of its premises under operating leases expiring on various dates through 2021. Total rental expense comprised minimum rentals of $2.5 million, $2.4 million, and $2.2 million for the years ended December 31, 2010, 2009, and 2008, respectively.

At December 31, 2010, future minimum rental commitments under all noncancelable operating leases are as follows:

(Dollars in thousands)
2011	$2,335
2012	2,242
2013	1,943
2014	1,792
2015	1,496
Thereafter	3,676

$13,484

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Certain leases are renegotiable during the period of the lease or have renewal options at the expiration of the lease term. The majority of lease agreements relate to real estate and generally provide that the Company pay taxes, maintenance, insurance, and certain other operating expenses applicable to the leased premises.

In addition, the Company leases to a tenant certain property that it owns. Future minimum rental income for this noncancelable lease is as follows:

(Dollars in thousands)
2011	$80
2012	80
2013	80
2014	80
2015	80
Thereafter	1,280

$1,680

Rental income comprised of minimum rentals for 2010, 2009, and 2008 was approximately $80,000 per year.

(c)	Reserve Requirements

The Company is required by the Federal Reserve Bank to maintain reserves based on the amount of deposits held. The reserve requirements at December 31, 2010 and 2009 were $10.1 million and $853,000, respectively, and the Company met such requirements.

(22) Regulatory Capital and Supervision

(a)	Financial Institutions Reform, Recovery, and Enforcement Act (FIRREA)

Under the provisions of FIRREA, the Bank is required to meet a minimum 4.0% leverage (core) capital ratio, a minimum regulatory tangible capital equal to 1.5% of adjusted total assets, an 8.0% risk-based capital ratio, and a 4.0% Tier 1 risk-based capital ratio.

At December 31, 2010 and 2009, the Bank’s core, tangible, risk-based, and Tier 1 risk-based capital exceeded the minimum required regulatory capital ratios as follows:

	Required		Actual		Excess over
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	requirement
December 31, 2010:
Core (Tier 1) capital	$57,777	4.00%	$202,527	14.02%	$144,750
Tangible capital	21,666	1.50	202,527	14.02	180,861
Risk-based capital	37,899	8.00	204,015	43.06	166,116
Tier 1 risk-based capital	18,950	4.00	202,527	42.75	183,577
December 31, 2009:
Core (Tier 1) capital	$55,636	4.00%	$190,078	13.67%	$134,442
Tangible capital	20,863	1.50	190,078	13.67	169,215
Risk-based capital	41,260	8.00	191,759	37.18	150,499
Tier 1 risk-based capital	20,630	4.00	190,078	36.85	169,448

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

The following is a reconciliation of Bank equity to regulatory capital:

	2010	2009
Bank equity	$200,141	$189,188
Intangible assets	(119)	(169)
Minority interest	—	—
Accumulated other comprehensive loss	2,505	1,059

Core and tangible capital	202,527	190,078
Allowance for loan losses – general	1,488	1,681

Regulatory risk-based capital – computed	$204,015	$191,759

(b)	Federal Deposit Insurance Corporation Improvement Act (FDICIA)

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

At December 31, 2010 and 2009, the Bank’s core, tangible, Tier 1/risk-based, and total risk-based ratios exceeded the minimum capital thresholds for a “well-capitalized” institution. There are no conditions or events that have changed the institution’s category under the capital guidelines.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

The Bank is required to notify the Office of Thrift Supervision (OTS) when dividends are paid to the parent company.

(23) Contingencies

The Company is involved in various claims and legal actions arising out of the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated balance sheets.

(24) Fair Value of Financial Instruments

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

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Investment Securities. The estimated fair values of U.S. government-sponsored mortgage-backed securities are considered Level 2 inputs because the valuation for investment securities utilized pricing models that varied based on asset class and included trade, bid and other observable market information.

The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. The trust preferred securities market is considered to be inactive since there have been only three sales transactions of similar rated securities over the past 12 months and no new issues of pooled trust preferred securities have occurred since 2007. The fair value of our trust preferred securities was determined by an independent third-party pricing service which used a discounted cash flow model. Our pricing service used a discount rate of 22.00% and provided a fair value estimate of $3.61 per $100 of par value for PreTSL XXIII.

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

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

The estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2010		2009
(Dollars in thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets
Cash and cash equivalents	$194,435	$194,435	$135,953	$135,953
Investment securities available for sale	15,010	15,010	—	—
Investment securities held to maturity	530,555	546,844	598,394	606,269
FHLB stock	12,348	12,348	12,348	12,348
Loans held for sale	3,234	3,234	1,084	1,084
Loans receivable, net	641,790	666,339	597,700	615,858
Accrued interest receivable	4,536	4,536	4,781	4,781
Liabilities
Deposits	$1,076,470	$1,078,590	$1,014,668	$1,017,396
Advances from the FHLB	10,000	10,274	—	—
Securities sold under agreements to repurchase	105,200	109,953	130,200	136,029
Accounts payable and accrued expenses	20,430	20,430	18,837	18,837
Current income taxes payable	577	577	670	670
Advance payments by borrowers for taxes and insurance	3,376	3,376	2,905	2,905

At December 31, 2010 and 2009, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009 and the related gains and losses for the years then ended:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
December 31, 2010
Interest rate contracts – assets	$—	456	—	456	388
Interest rate contracts – liabilities		(314)	—	(314)	(295)
Available-for-sale investments		15,010	—	15,010	(530)
December 31, 2009
Interest rate contracts – assets	$—	69	—	69	69
Interest rate contracts – liabilities		(20)	—	(20)	(20)

The fair value of interest rate contracts was determined by referring to prices quoted in the secondary market for similar contracts. Gains and losses are included in gain on sale of loans in the consolidated statements of income. The fair value of available-for-sale investments was determined using quoted market prices. The losses, net of taxes, are included in accumulated other comprehensive loss in the consolidated balance sheets.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of December 31, 2010 and December 31, 2009 and the related losses for the years then ended:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total Losses
December 31, 2010
Impaired loans	$—	254	2,429	2,683	183
Trust preferred securities	—	—	128	128	2,404
Mortgage servicing assets	—	—	1,366	1,366	64
December 31, 2009
Impaired loans	$—	—	2,668	2,668	182
Trust preferred securities	—	—	—	—	3,481
Mortgage servicing assets	—	—	1,346	1,346	21

The fair value of impaired loans that are considered to be collateral-dependent is determined using the value of collateral less estimated selling costs. Gains and losses are included in the provision for loans losses in the consolidated statements of income. The fair value of trust preferred securities was determined by an independent third-party pricing service using a discounted cash flow model. The assumptions used in the discounted cash flow model are discussed above. Losses on trust preferred securities are included in net other-than-temporary impairment losses in the consolidated statements of income. Mortgage servicing assets are valued using a cash flow model prepared by an independent third-party appraiser. Assumptions used in the model include mortgage prepayment speeds, discount rates, cost of servicing and ancillary income. Losses on mortgage servicing assets are included in service fees on loan and deposit accounts in the consolidated statements of income.

(25) Parent Company Only

Presented below are the condensed balance sheet, statement of income, and statement of cash flows for Territorial Bancorp Inc.

Condensed Balance Sheet

	December 31,
(Dollars in thousands)	2010	2009
Assets
Cash	$24,550	$23,705
Investment in Territorial Savings Bank	200,141	189,176
Receivable from Territorial Savings Bank	515	—
Prepaid expenses and other assets	2,204	8,260

Total assets	$227,410	$221,141

Liabilities and Equity
Payable to Territorial Savings Bank	$—	$1,457
Other liabilities	51	13
Equity	227,359	219,671

Total liabilities and equity	$227,410	$221,141

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Condensed Statement of Income

(Dollars in thousands)	For the year ended December 31, 2010	Period from 7/10/09 through 12/31/09
Interest and dividend income:
Dividends from Territorial Savings Bank	$—	$6,294
Interest-bearing deposit with Territorial Savings Bank	230	59
Other dividends	—	7

Total interest and dividend income	230	6,360
Interest expense:
Long-term debentures	—	206

Total interest expense	—	206
Noninterest expense:
Salaries	37	15
Other general and administrative expenses	843	778

Total noninterest expense	880	793
Income before income taxes and equity in undistributed earnings in subsidiaries	(650)	5,361
Income taxes	(256)	(187)

Income before equity in undistributed earnings in subsidiaries	(394)	5,548
Equity in undistributed earnings of Territorial Savings Bank, net of dividends	11,422	(1,786)

Net income	$11,028	$3,762

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Condensed Statement of Cash Flows

(Dollars in thousands)	For the year ended December 31, 2010	Period from 7/10/09 through 12/31/09
Cash flows from operating activities:
Net income	$11,028	$3,762
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of Territorial
Savings Bank, net of dividends	(11,422)	1,786
Amortization of fees, discounts and premiums	—	5
Loss on extinguishment of debt	—	507
ESOP expense	907	792
Net (increase) decrease in prepaid expenses and other assets	5,541	(3,934)
Net decrease in other liabilities	(1,418)	(2,154)

Net cash provided by operating activities	4,636	764

Cash flows from investing activities:
Investment in Territorial Savings Bank	(51)	(61,171)

Net cash used in investing activities	(51)	(61,171)
Cash flows from financing activities:
Repayment of subordinated debt	—	(24,744)
Proceeds from issuance of common stock, net of cost	—	108,856
Purchases of company stock	(1,027)	—
Cash dividends paid	(2,713)	—

Net cash provided by (used in) financing activities	(3,740)	84,112
Net increase in cash	845	23,705
Cash at beginning of the period	23,705	—

Cash at end of the period	$24,550	$23,705

Supplemental disclosure of noncash financing activities:

During July 2009, the Company loaned $9.8 million to the Employee Stock Ownership Plan, which was used to acquire 978,650 shares of the Company’s common stock. The loan is secured by the shares purchased and is shown as Unearned ESOP shares in the consolidated balance sheets.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(26) Unaudited Quarterly Financial Information

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Dollars in thousands, except per share data)
2010:
Interest and dividend income	$15,412	$15,322	$15,393	$14,988	$61,115
Interest expense	4,043	4,072	3,679	3,034	14,828
Net interest income	11,369	11,250	11,714	11,954	46,287
Provision for loan losses	—	158	118	69	345
Net interest income after provision for loan losses	11,369	11,092	11,596	11,885	45,942
Noninterest income	(1,332)	1,478	1,043	939	2,128
Noninterest expense	7,789	7,431	7,666	8,644	31,530
Income before income taxes	2,248	5,139	4,973	4,180	16,540
Income taxes	787	1,904	1,839	982	5,512
Net income	1,461	3,235	3,134	3,198	11,028
Basic earnings per share	0.13	0.29	0.28	0.28	0.97
Diluted earnings per share	0.13	0.29	0.28	0.28	0.97
Cash dividends declared	0.05	0.05	0.07	0.07	0.24

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Dollars in thousands, except per share data)
2009:
Interest and dividend income	$15,720	$14,964	$15,303	$15,538	$61,525
Interest expense	5,342	5,371	4,917	4,354	19,984
Net interest income	10,378	9,593	10,386	11,184	41,541
Provision for loan losses	1,102	—	10	86	1,198
Net interest income after provision for loan losses	9,276	9,593	10,376	11,098	40,343
Noninterest income	1,497	1,117	(1,426)	1,317	2,505
Noninterest expense	6,635	7,363	7,896	7,651	29,545
Income before income taxes	4,138	3,347	1,054	4,764	13,303
Income taxes	1,467	1,092	325	1,755	4,639
Net income	2,671	2,255	729	3,009	8,664
Basic earnings per share (1)	N/A	N/A	0.06	0.27	0.77
Diluted earnings per share (1)	N/A	N/A	0.06	0.27	0.77
Cash dividends declared	—	—	—	—	—

(1)	Calculated from the effective date of July 10, 2009 to the period end

(27) Subsequent Events

On February 3, 2011, the Board of Directors of Territorial Bancorp approved a quarterly cash dividend of $.07 per share of common stock. The dividend was paid on March 3, 2011 to stockholders of record as of February 17, 2011.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2010. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b) Management’s annual report on internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as such term is defined in Rule 13a-15(f) in the Exchange Act. The Company’s internal control system is a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, and it is included in Item 8, under Part II of this Annual Report on Form 10-K.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders under the captions “Proposal 1—Election of Directors,” “Information About Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics and Business Conduct,” “Nominating and Corporate Governance Committee Procedures—Procedures to be Followed by Stockholders,” “Committees of the Board of Directors” and “—Audit Committee” is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders under the caption “Executive Compensation” is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders under the caption “Stock Ownership” is incorporated herein by reference. Information with respect to the security ownership of our directors and executive officers is included above in “Item 10. Directors, Executive Officers and Corporate Governance,” and is incorporated herein by reference.

Equity Compensation Plan Information

Set forth below is information as of December 31, 2010 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under stock-based compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	1,587,744	$17.36	(1)	124,893
Equity compensation plans not approved by security holders	N/A	N/A		N/A

Total	1,587,744	$17.36		124,893

(1)	Reflects weighted average price of stock options only

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders under the captions “Transactions with Certain Related Persons” and “Proposal 1 — Election of Directors” is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders under the captions “Proposal II—Ratification of Independent Registered Public Accounting Firm—Audit Fees” and “—Pre-Approval of Services by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements

The following documents are filed as part of this annual report:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets at December 31, 2010 and 2009

(iii)	Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008

(iv)	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2010, 2009 and 2008

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

(vi)	Notes to Consolidated Financial Statements

(b)	Exhibits.

3.1	Articles of Incorporation of Territorial Bancorp Inc.*

3.2	Bylaws of Territorial Bancorp Inc.*

4	Form of Common Stock Certificate of Territorial Bancorp Inc.*

10.1	Employment Agreement between Territorial Bancorp Inc. and Allan S. Kitagawa**

10.2	Employment Agreement between Territorial Savings Bank and Allan S. Kitagawa*

10.3	First Amendment to Employment Agreement between Territorial Savings Bank and Allan S. Kitagawa

10.4	Employment Agreement between Territorial Bancorp Inc. and Vernon Hirata**

10.5	Employment Agreement between Territorial Savings Bank and Vernon Hirata*

10.6	First Amendment to Employment Agreement between Territorial Savings Bank and Vernon Hirata

10.7	Employment Agreement between Territorial Bancorp Inc. and Ralph Y. Nakatsuka**

10.8	Employment Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka*

10.9	First Amendment to Employment Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka

10.10	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Allan S. Kitagawa*

10.11	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Vernon Hirata*

10.12	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka*

10.13	Executive Deferred Incentive Agreement between Territorial Savings Bank and Allan S. Kitagawa*

10.14	Executive Deferred Incentive Agreement between Territorial Savings Bank and Vernon Hirata*

10.15	[Reserved]

10.16	Territorial Savings Bank Non-Qualified Supplemental Employee Stock Ownership Plan**

10.17	Territorial Savings Bank Executive Incentive Compensation Plan*

10.18	First Amendment to Territorial Savings Bank Executive Incentive Compensation Plan*

10.19	Second Amendment to Territorial Savings Bank Executive Incentive Compensation Plan

10.20	Territorial Bancorp Inc. 2010 Equity Incentive Plan***

10.21	Form of Employee Restricted Stock Award

10.22	Form of Employee Stock Option Award

10.23	Form of Director Restricted Stock Award

10.24	Form of Director Stock Option Award

10.25	Territorial Savings Bank Separation Pay Plan and Summary Plan Description*

23	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-155388), initially filed November 14, 2008.
**	Incorporated by reference to the Current Report on Form 8-K (file no. 1-34403), filed November 18, 2009.
***	Incorporated by reference to the Proxy Statement for the 2010 Annual Meeting of Stockholders (file no. 1-34403), filed July 12, 2010.

(c)	Financial Statement Schedules

Not applicable.

Exhibit 23

Consent of Independent Registered Public Accounting Firm

The Board of Directors

Territorial Bancorp Inc.:

We consent to the incorporation by reference in the registration statements No. 333-168839 and No. 333-170579 on Form S-8 of Territorial Bancorp Inc. of our reports dated March 14, 2011, with respect to the consolidated balance sheets of Territorial Bancorp Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and the effectiveness of internal control over financial reporting as of December 31, 2010, which reports appear in the December 31, 2010 annual report on Form 10-K of Territorial Bancorp Inc.

/s/ KPMG LLP

Honolulu, Hawaii

March 14, 2011

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

Signatures	Title	Date

/s/ Allan S. Kitagawa Allan S. Kitagawa	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2011

/s/ Melvin M. Miyamoto Melvin M. Miyamoto	Senior Vice President and Treasurer (Principal Financial and Accounting Officer)	March 14, 2011

/s/ Kirk W. Caldwell Kirk W. Caldwell	Director	March 14, 2011

/s/ Howard Y. Ikeda Howard Y. Ikeda	Director	March 14, 2011

/s/ David S. Murakami David S. Murakami	Director	March 14, 2011

/s/ Richard I. Murakami Richard I. Murakami	Director	March 14, 2011

/s/ Harold H. Ohama Harold H. Ohama	Director	March 14, 2011