Form 10-K/A
period 2010-12-31
Territorial Bancorp Inc.
filed 2011-03-29
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

TERRITORIAL BANCORP, INC.

FORM 10-K/A

Explanatory Note

This amendment to FORM 10-K/A is being filed to include exhibits that were inadvertently omitted from the initial filing.

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

TERRITORIAL BANCORP INC.

Dated: March 24, 2011	By:	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and Chief Executive Officer
(Duly Authorized Representative)