Form 10-Q
period 2011-03-31
Territorial Bancorp Inc.
filed 2011-05-06
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2011

or

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date. 11,980,510 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of April 30, 2011.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.	FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$158,789	$194,435
Investment securities available for sale	14,678	15,010
Investment securities held to maturity, at amortized cost (fair value of $614,466 and $546,844 at March 31, 2011 and December 31, 2010, respectively)	603,496	530,555
Federal Home Loan Bank stock, at cost	12,348	12,348
Loans held for sale	660	3,234
Loans receivable, net	652,487	641,790
Accrued interest receivable	4,840	4,536
Premises and equipment, net	5,385	5,426
Bank-owned life insurance	29,506	29,266
Deferred income taxes receivable	947	22
Prepaid expenses and other assets	5,184	6,790

Total assets	$1,488,320	$1,443,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$1,096,480	$1,076,470
Advances from the Federal Home Loan Bank	20,000	10,000
Securities sold under agreements to repurchase	122,200	105,200
Accounts payable and accrued expenses	17,288	20,430
Current income taxes payable	2,668	577
Advance payments by borrowers for taxes and insurance	2,188	3,376

Total liabilities	1,260,824	1,216,053

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 12,027,642 and 12,177,418 shares at March 31, 2011 and December 31, 2010	122	122
Additional paid-in capital	117,024	119,153
Unearned ESOP shares	(8,686)	(8,808)
Retained earnings	121,606	119,397
Accumulated other comprehensive loss	(2,570)	(2,505)

Total stockholders’ equity	227,496	227,359

Total liabilities and stockholders’ equity	$1,488,320	$1,443,412

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Interest and dividend income:
Investment securities	$6,371	$6,807
Loans	8,883	8,529
Other investments	92	76

Total interest and dividend income	15,346	15,412

Interest expense:
Deposits	1,708	2,959
Advances from the Federal Home Loan Bank	86	—
Securities sold under agreements to repurchase	1,034	1,084

Total interest expense	2,828	4,043

Net interest income	12,518	11,369
Provision for loan losses	108	—

Net interest income after provision for loan losses	12,410	11,369

Non-interest income:
Total other-than-temporary impairment losses	—	(3,510)
Portion of loss recognized in other comprehensive income (before taxes)	—	1,106

Net other-than-temporary impairment losses	—	(2,404)
Service fees on loan and deposit accounts	558	623
Income on bank-owned life insurance	239	255
Gain on sale of investment securities	66	68
Gain on sale of loans	144	80
Other	119	46

Total non-interest income	1,126	(1,332)

Non-interest expense:
Salaries and employee benefits	5,126	4,660
Occupancy	1,221	1,139
Equipment	766	716
Federal deposit insurance premiums	296	292
Other general and administrative expenses	1,000	982

Total non-interest expense	8,409	7,789

Income before income taxes	5,127	2,248
Income taxes	2,127	787

Net income	$3,000	$1,461

Basic earnings per share	$.27	$.13
Diluted earnings per share	$.26	$.13
Cash dividends declared per common share	$.07	.05
Basic weighted average shares outstanding	11,262,399	11,309,596
Diluted weighted average shares outstanding	11,360,654	11,309,596

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at December 31, 2009	$122	118,823	(9,297)	111,082	(1,059)	219,671

Comprehensive income:
Net income	—	—	—	1,461	—	1,461
Other comprehensive loss, net of tax:
Investment securities:
Noncredit related losses on securities not expected to be sold, net of taxes of $427	—	—	—	—	(679)	(679)
Unrealized loss on securities available for sale, net of taxes of $5	—	—	—	—	(8)	(8)

Total comprehensive income	—	—	—	—	—	774
Cash dividends declared	—	—	—	(563)	—	(563)
Allocation of 12,233 ESOP shares	—	111	122	—	—	233

Balances at March 31, 2010	$122	118,934	(9,175)	111,980	(1,746)	220,115

Balances at December 31, 2010	$122	119,153	(8,808)	119,397	(2,505)	227,359

Comprehensive income:
Net income	—	—	—	3,000	—	3,000
Other comprehensive loss, net of tax:
Investment securities:
Unrealized loss on securities available for sale, net of taxes of $41	—	—	—	—	(65)	(65)

Total comprehensive income						2,935
Cash dividends declared	—	—	—	(791)	—	(791)
Stock compensation expense	—	691	—	—	—	691
Allocation of 12,233 ESOP shares	—	118	122	—	—	240
Purchase of 149,776 shares of company stock	—	(2,938)	—	—	—	(2,938)

Balances at March 31, 2011	$122	117,024	(8,686)	121,606	(2,570)	227,496

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$3,000	$1,461
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	108	—
Depreciation and amortization	279	221
Deferred income tax benefit	(884)	(760)
Amortization of fees, discounts, and premiums	(48)	32
Origination of loans held for sale	(19,581)	(11,189)
Proceeds from sales of loans held for sale	19,065	7,202
Gain on sale of loans, net	(144)	(80)
Other-than-temporary impairment loss on investment	—	2,404
Purchases of investment securities held for trading	(19,800)	(3,007)
Proceeds from sale of investment securities held for trading	19,866	3,021
Gain on sale of investment securities held for trading	(66)	(14)
Gain on sale of investment securities available for sale	—	(54)
Net gain on sale of premises and equipment	(5)	—
ESOP expense	240	233
Share-based compensation expense	691	—
(Increase) decrease in accrued interest receivable	(304)	16
Net increase in bank-owned life insurance	(240)	(255)
Net decrease in prepaid expenses and other assets	1,606	13
Net increase (decrease) in accounts payable and accrued expenses	(3,142)	2,556
Net increase in income taxes payable	2,091	852

Net cash provided by operating activities	2,732	2,652

Cash flows from investing activities:
Purchases of investment securities held to maturity	(115,904)	(20,378)
Purchases of investment securities available for sale	—	(20,170)
Principal repayments on investment securities held to maturity	42,666	33,643
Principal repayments on investment securities available for sale	215	44
Proceeds from sale of investment securities available for sale	—	20,180
Loan originations, net of principal repayments on loans receivable	(7,215)	(3,689)
Proceeds from disposals of premises and equipment	5	—
Purchases of premises and equipment	(238)	(224)

Net cash provided by (used in) investing activities	(80,471)	9,406

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from financing activities:
Net increase in deposits	$20,010	$29,620
Proceeds from advances from the Federal Home Loan Bank	10,000	—
Proceeds from securities sold under agreements to repurchase	42,000	—
Repayments of securities sold under agreements to repurchase	(25,000)	(25,000)
Net decrease in advance payments by borrowers for taxes and insurance	(1,188)	(1,152)
Purchases of company stock	(2,938)	—
Cash dividends paid	(791)	(563)

Net cash provided by financing activities	42,093	2,905

Net increase (decrease) in cash and cash equivalents	(35,646)	14,963
Cash and cash equivalents at beginning of the period	194,435	135,953

Cash and cash equivalents at end of the period	$158,789	$150,916

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$2,826	$4,204
Income taxes	919	695
Supplemental disclosure of noncash investing activities:
Investments purchased, not settled	$—	$13,085

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Territorial Bancorp Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes should be read in conjunction with Territorial Bancorp Inc.’s consolidated financial statements and notes thereto filed as part of the Annual Report on Form 10-K for the fiscal year ended December 31, 2010. In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

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

(3)	Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) amended the Fair Value Measurements and Disclosures topic of the FASB Accounting Standards Codification (“ASC”). The amendment requires disclosures about the significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, and requires the reconciliation of activity in Level 3 fair value measurements be made on a gross basis. The amendment also clarifies the level of disaggregation required in disclosures and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3 items. The part of the amendment related to the reconciliation of Level 3 activity is effective for interim and annual periods beginning after December 15, 2010, and was adopted by the Company on January 1, 2011. The remaining parts of the amendment were effective for interim and annual periods beginning after December 15, 2009, and were adopted by the Company on January 1, 2010. The Fair Value of Financial Instruments footnote has been updated to include the revised disclosures.

In April 2011, the FASB amended the Receivables topic of the FASB ASC. The amendment helps creditors determine whether a troubled debt restructuring has occurred by clarifying whether a restructuring constitutes a concession and whether the debtor is experiencing financial difficulties. The amendment also requires disclosures related to troubled debt restructurings that were initially effective for periods ending after December 15, 2010, but deferred to make the effective date concurrent with this amendment. The amendment is effective for the first interim or annual period beginning on or after June 15, 2011. The Company does not expect the adoption of this amendment to have a material effect on its consolidated financial statements.

(4)	Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents as of March 31, 2011 and December 31, 2010:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Cash and due from banks	$8,459	$8,827
Interest-earning deposits in other banks	150,330	185,608

Cash and cash equivalents	$158,789	$194,435

(5)	Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized cost	Gross unrealized		Estimated fair value
(Dollars in thousands)		Gains	Losses
March 31, 2011:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$603,464	14,641	(3,785)	$614,320
Trust preferred securities	32	114	—	146

Total	$603,496	14,755	(3,785)	$614,466

Available for sale:
U.S. government-sponsored mortgage-backed securities	$15,314	—	(636)	$14,678

Total	$15,314	—	(636)	$14,678

December 31, 2010:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$530,523	18,191	(1,998)	$546,716
Trust preferred securities	32	96	—	128

Total	$530,555	18,287	(1,998)	$546,844

Available for sale:
U.S. government-sponsored mortgage-backed securities	$15,540	—	(530)	$15,010

Total	$15,540	—	(530)	$15,010

The amortized cost and estimated fair value of investment securities at March 31, 2011 are shown below. Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Estimated fair value
Held to maturity:
Due after 5 years through 10 years	$11,008	$11,361
Due after 10 years	592,488	603,105

Total	$603,496	$614,466

Held for sale:
Due after 10 years	$15,314	$14,678

Total	$15,314	$14,678

Realized gains and losses and the proceeds from sales of securities available for sale and trading are shown in the table below. All sales of securities were U.S. government-sponsored mortgage-backed securities.

	March 31,
(Dollars in thousands)	2011	2010
Proceeds from sales	$19,866	$23,201
Gross gains	66	68
Gross losses	—	—

Investment securities with carrying values of $292.2 million at March 31, 2011 were pledged to secure public deposits, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at March 31, 2011 and December 31, 2010. The Company has the ability to hold these securities until such time as the value recovers or the securities mature.

	Less than 12 months		12 months or longer		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses
(Dollars in thousands)
March 31, 2011
Mortgage-backed securities	$195,326	4,381	2,168	40	31	197,494	4,421

Total	$195,326	4,381	2,168	40	31	197,494	4,421

December 31, 2010:
Mortgage-backed securities	$98,524	2,480	2,962	48	17	101,486	2,528

Total	$98,524	2,480	2,962	48	17	101,486	2,528

Trust Preferred Securities. At March 31, 2011, the Company owns two trust preferred securities, PreTSL XXIII and XXIV, with a carrying value of $32,000. The difference between the carrying value of $32,000 and the remaining amortized cost basis of $1.1 million is included as a component of accumulated other comprehensive loss, net of taxes, and is related to non-credit factors such as the trust preferred securities market being inactive. The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. All of these securities are classified in the Bank’s held-to-maturity investment portfolio.

The trust preferred securities market is considered to be inactive as there were only three transactions in the last 15 months in similar tranches to the securities owned by the Company. The Company used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in trust preferred securities did not incur additional impairment during the quarter ending March 31, 2011 as the present value of cash flows exceed the amortized cost basis of $1.1 million.

At March 31, 2011, PreTSL XXIII and XXIV are rated C by Fitch.

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

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)	2011	2010
Balance at January 1	$5,885	$3,481
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	2,404
Credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—

Balance at March 31	$5,885	$5,885

The table below shows the components of comprehensive loss, net of taxes, resulting from other-than-temporarily impaired securities:

	March 31,
(Dollars in thousands)	2011	2010
Non-credit losses on other-than-temporarily impaired securities	$679	$679

(6)	Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Real estate loans:
First mortgages:
One- to four-family residential	$615,329	$604,456
Multi-family residential	6,356	5,408
Construction, commercial, and other	16,361	14,412
Home equity loans and lines of credit	18,382	20,064

Total real estate loans	656,428	644,340

Other loans:
Loans on deposit accounts	855	895
Consumer and other loans	4,650	4,740

Total other loans	5,505	5,635

Less:
Net unearned fees and discounts	(5,720)	(5,585)
Undisbursed loan funds	(2,160)	(1,112)
Allowance for loan losses	(1,566)	(1,488)

	(9,446)	(8,185)

Loans receivable, net	$652,487	$641,790

The activity in the allowance for loan losses on loans receivable is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Balance, beginning of period	$1,488	$1,681
Provision for loan losses	108	—

	1,596	1,681

Charge-offs	(40)	(28)
Recoveries	10	5

Net charge-offs	(30)	(23)

Balance, end of period	$1,566	$1,658

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011 and December 31, 2010, and the activity in the allowance for loan losses for the three months ended March 31, 2011:

(Dollars in thousands)	Residential Mortgage	Construction Commercial and Other Mortgage Loans	Home Equity and Lines of Credit	Consumer and Other	Unallocated	Totals
March 31, 2011
Allowance for loan losses:
Balance, beginning of period	$583	$277	$305	$208	$115	$1,488
Provision (reversal of allowance) for loan losses	30	93	(29)	41	(27)	108

	613	370	276	249	88	1,596

Charge-offs	(24)	—	—	(16)	—	(40)
Recoveries	3	—	—	7	—	10

Net charge-offs	(21)	—	—	(9)	—	(30)

Balance, end of period	$592	$370	$276	$240	$88	$1,566

Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	592	370	276	240	88	1,566

Total ending allowance balance	$592	$370	$276	$240	$88	$1,566

Loans:
Ending loan balance:
Individually evaluated for impairment	$3,799	$2	$—	$5	$—	$3,806
Collectively evaluated for impairment	612,292	14,062	18,397	5,496	—	650,247

Total ending loan balance	$616,091	$14,064	$18,397	$5,501	$—	$654,053

December 31, 2010
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	583	277	305	208	115	1,488

Total ending allowance balance	$583	$277	$305	$208	$115	$1,488

Loans:
Ending loan balance:
Individually evaluated for impairment	$3,401	$2	$—	$5	$—	$3,408
Collectively evaluated for impairment	600,981	13,185	20,079	5,625	—	639,870

Total ending loan balance	$604,382	$13,187	$20,079	$5,630	$—	$643,278

The table below presents the balance of impaired loans and the related amount of allocated loan loss allowances as of March 31, 2011 and December 31, 2010:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Loans with no allocated allowance for loan losses	$3,806	$3,408
Loans with allocated allowance for loan losses	—	—

Total impaired loans	$3,806	$3,408

Amount of allocated loan loss allowance	$—	$—

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans as of March 31, 2011 and December 31, 2010:

	As of the end of the period			For the three months ended March 31
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2011:
With no related allowance recorded:
One- to four-family residential mortgages	$3,799	$3,813	$—	$3,805	$33
Construction, commercial and other mortgages	2	2	—	2	—
Consumer and other	5	5	—	5	—

Total	$3,806	$3,820	$—	$3,812	$33

December 31, 2010:
With no related allowance recorded:
One- to four-family residential mortgages	$3,401	$3,413	$—	$3,647	$44
Construction, commercial and other mortgages	2	2	—	—	—
Consumer and other	5	5	—	178	—

Total	$3,408	$3,420	$—	$3,825	$44

There were no loans individually evaluated for impairment with a related allowance for loan loss as of March 31, 2011 or December 31, 2010.

Impaired loans at March 31, 2011 and December 31, 2010 amounted to $3.8 million and $3.4 million, respectively, and included all nonaccrual and restructured loans. During the three months ended March 31, 2011, the average recorded investment in impaired loans was $3.8 million and interest income recognized on impaired loans was $33,000. During the three months ended March 31, 2010, the average recorded investment in impaired loans was $3.8 million and interest income recognized on impaired loans was $44,000.

The table below presents the aging of loans and accrual status by class of loans as of March 31, 2011 and December 31, 2010:

(Dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total Loans	Nonaccrual Loans	Loans More Than 90 Days Past Due and Still Accruing
March 31, 2011:
One- to four family residential mortgages	$1,265	$151	$1,199	$2,615	$607,162	$609,777	$1,199	$—
Multi-family residential mortgages	—	—	—	—	6,314	6,314	—	—
Construction, commercial and other mortgages	—	—	2	2	14,062	14,064	2	—
Home equity and lines of credit	58	—	—	58	18,339	18,397	—	—
Loans on deposit accounts	—	—	—	—	855	855	—	—
Consumer and other	10	—	5	15	4,631	4,646	5	—

Total	$1,333	$151	$1,206	$2,690	$651,363	$654,053	$1,206	$—

December 31, 2010:
One- to four-family residential mortgages	$1,476	$—	$801	$2,277	$596,732	$599,009	$801	$—
Multi-family residential mortgages	—	—	—	—	5,373	5,373	—	—
Construction, commercial and other mortgages	—	—	2	2	13,185	13,187	2	—
Home equity and lines of credit	58	—	—	58	20,021	20,079	—	—
Loans on deposit accounts	—	—	—	—	895	895	—	—
Consumer and other	10	8	5	23	4,712	4,735	5	—

Total	$1,544	$8	$808	$2,360	$640,918	$643,278	$808	$—

The Company primarily uses the aging of loans and accrual status to monitor the credit quality of its loan portfolio. When a mortgage loan becomes seriously delinquent (90 days or more contractually past due), it displays weaknesses which may result in a loss. As a loan becomes more delinquent, the likelihood of the borrower repaying the loan decreases and the loan becomes more collateral dependent. A mortgage loan becomes collateral dependent when the proceeds for repayment can be expected to come only from the sale or operation of the collateral and not from borrower repayments. Generally, appraisals are obtained after a loan becomes collateral dependent or is five months delinquent. The carrying value of collateral dependent loans is adjusted to the fair market value of the collateral less selling costs. Any commercial real estate, commercial, or construction loan that has a loan balance in excess of a specified amount is also periodically reviewed to determine whether the loan exhibits any weaknesses and is performing in accordance with its contractual terms.

The Company had ten nonaccrual loans with a book value of $1.2 million at March 31, 2011 and seven nonaccrual loans with a book value of $808,000 as of December 31, 2010. The Company collected or recognized interest income on nonaccrual loans of $22 and $2,000 during the three months ended March 31, 2011 and 2010, respectively. The Company would have recognized additional interest income of $59,000 and $9,000 during the three months ended March 31, 2011 and 2010, respectively, had the loans been accruing interest. The Company did not have any loans 90 or more days past due and still accruing interest as of March 31, 2011 and December 31, 2010.

The Company had nine troubled debt restructurings totaling $2.6 million as of March 31, 2011, all of which were one- to four-family residential mortgage loans and considered to be impaired. All of the loans are performing in accordance with their restructured terms and accruing interest at March 31, 2011. There were nine restructured one- to four-family residential mortgage loans totaling $2.6 million as of December 31, 2010 that were considered to be impaired. All of the loans were performing in accordance with their restructured terms and accruing interest as of December 31, 2010. Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers. We have no commitments to lend any additional funds to these borrowers.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the three months ended March 31, 2011 and 2010, the Company sold $19.2 million and $7.2 million, respectively, of mortgage loans held for sale and recognized gains of $144,000 and $80,000, respectively. The Company had three loans held for sale totaling $660,000 at March 31, 2011 and 13 loans held for sale totaling $3.2 million at December 31, 2010.

The Company serviced loans for others of $125.3 million at March 31, 2011 and $131.6 million at December 31, 2010. Of these amounts, $7.9 million and $8.1 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at March 31, 2011 and December 31, 2010, respectively. The amount of contractually specified servicing fees earned for the three-month periods ended March 31, 2011 and 2010 was $91,000 and $99,000, respectively. The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

(7)	Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts. Securities sold under agreements to repurchase at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Repurchase liability	Weighted average rate	Repurchase liability	Weighted average Rate
Maturing:
1 year or less	$21,900	4.13%	$43,900	3.53%
Over 1 year to 2 years	40,300	4.12	28,300	4.75
Over 2 years to 3 years	18,000	4.87	33,000	3.91
Over 3 years to 4 years	42,000	2.13	—	—

	$122,200	3.55%	$105,200	3.98%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at March 31, 2011. The amount at risk is the greater of the carrying value or fair value over the repurchase liability. All the agreements to repurchase are with JP Morgan Chase Bank N.A. and JP Morgan Securities LLC. The securities pledged are issued and guaranteed by U.S. government-sponsored enterprises.

(Dollars in thousands)	Carrying value of securities	Fair value of securities	Repurchase liability	Amount at risk	Weighted average months to maturity
Maturing:
Over 90 days	$145,652	$149,049	$122,200	$26,849	28

	$145,652	$149,049	$122,200	$26,849	28

(8)	Employee Benefit Plans

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

The components of net periodic benefit cost were as follows:

	SERP
	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Net periodic benefit cost for the period
Service cost	$110	$155
Interest cost	54	89
Expected return on plan assets	—	—
Amortization of prior service cost	—	—
Recognized actuarial loss	—	—
Recognized curtailment loss	—	—

Net periodic benefit cost	$164	$244

(9)	Employee Stock Ownership Plan

Effective January 1, 2009, Territorial Savings Bank adopted an Employee Stock Ownership Plan (ESOP) for eligible employees. The ESOP borrowed $9.8 million from the Company and used those funds to acquire 978,650 shares, or 8% of the total number of shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share.

The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 20-year term of the loan with funds from Territorial Savings Bank’s contributions to the ESOP and dividends payable on the shares. The interest rate on the ESOP loan is an adjustable rate equal to the prime rate, as published in The Wall Street Journal. The interest rate adjusts annually and will be the prime rate on the first business day of the calendar year.

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity. The shares committed to be released are considered outstanding for earnings per share computations. Compensation expense recognized for the three months ended March 31, 2011 and 2010 amounted to $234,000 and $234,000, respectively.

Shares held by the ESOP trust at March 31, 2011 were as follows:

Allocated shares	110,098
Unearned shares	868,552

Total ESOP shares	978,650

Fair value of unearned shares, in thousands	$17,302

The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits. For the three months ended March 31, 2011 and 2010, we accrued $73,000 and $180,000, respectively, for the ESOP restoration plan.

(10)	Share-Based Compensation

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

Shares of our common stock issued under the Plan shall be authorized but unissued shares. The maximum number of shares that will be awarded under the plan will be 1,712,637 shares. Share-based compensation expense for the quarter ending March 31, 2011 was $226,403.

Stock Options

The table below presents the stock option activity for the three months ended March 31, 2011:

	Options	Weighted average exercise price	Remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding at December 31, 2010	871,144	$17.36	9.42	$2,012
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Options outstanding at March 31, 2011	871,144	$17.36	9.42	$2,012

As of March 31, 2011, the Company had $4.0 million of unrecognized compensation costs related to stock options. The cost of stock options will be amortized in equal annual installments over the six-year vesting period. There were no options vested in the three months ending March 31, 2011.

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

Grant price for the stock options - Based on the closing price of the Company’s stock on the date of grant.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant. Unvested restricted stock awards may not be disposed of or transferred during the vesting period. Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity for the three months ended March 31, 2011:

	Restricted stock awards	Weighted average grant date fair value
Non-vested at December 31, 2010	713,600	$17.36
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at March 31, 2011	713,600	$17.36

There were no shares vested in the three months ending March 31, 2011.

As of March 31, 2011, the Company had $11.2 million of unrecognized compensation cost related to restricted stock awards. The cost of the restricted stock awards will be amortized in equal annual installments over the six-year vesting period.

(11)	Earnings Per Share

The table below presents the information used to compute basic and diluted earnings per share for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
(Dollars in thousands, except share data)	2011	2010
Net income	$3,000	$1,461

Weighted average number of shares used in:
Basic earnings per share	11,262,399	11,309,596
Dilutive common stock equivalents:
Stock options and restricted stock units	98,255	—

Diluted earnings per share	11,360,654	11,309,596

Net income per common share, basic	$0.27	$0.13

Net income per common share, diluted	$0.26	$0.13

(12)	Fair Value of Financial Instruments

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

The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. The trust preferred securities market is considered to be inactive since there have been only three sales transactions of similar rated securities over the past fifteen months and no new issues of pooled trust preferred securities have occurred since 2007. The fair value of our trust preferred securities was determined by an independent third-party pricing service which used a discounted cash flow model. Our pricing service used a discount rate of 22.00% and provided a fair value estimate of $4.14 per $100 of par value for PreTSL XXIII.

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

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets

Cash and cash equivalents	$158,789	158,789	194,435	194,435
Investment securities available for sale	14,678	14,678	15,010	15,010
Investment securities held to maturity	603,496	614,466	530,555	546,844
FHLB stock	12,348	12,348	12,348	12,348
Loans held for sale	660	673	3,234	3,234
Loans receivable, net	652,487	674,725	641,790	666,339
Accrued interest receivable	4,840	4,840	4,536	4,536

Liabilities

Deposits	$1,096,480	1,098,092	1,076,470	1,078,590
Advances from the Federal Home Loan Bank	20,000	20,221	10,000	10,274
Securities sold under agreements to repurchase	122,200	125,920	105,200	109,953
Accounts payable and accrued expenses	17,288	17,288	20,430	20,430
Current income taxes payable	2,668	2,668	577	577
Advance payments by borrowers for taxes and insurance	2,188	2,188	3,376	3,376

At March 31, 2011 and December 31, 2010, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2011
Interest rate contracts – assets	$—	17	—	17
Interest rate contracts – liabilities	—	(15)	—	(15)
Available-for-sale investments	—	14,678	—	14,678

December 31, 2010
Interest rate contracts – assets	$—	456	—	456
Interest rate contracts – liabilities	—	(314)	—	(314)
Available-for-sale investments	—	15,010	—	15,010

The fair value of interest rate contracts was determined by referring to prices quoted in the secondary market for similar contracts. Gains and losses are included in gain on sale of loans in the consolidated statements of income. The fair value of available-for-sale investments was determined using quoted market prices for similar investments. The losses, net of taxes, are included in accumulated other comprehensive loss in the consolidated balance sheets.

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of March 31, 2011 and December 31, 2010 and the related losses for the three months ended March 31, 2011 and the year ended December 31, 2010:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total Losses
March 31, 2011
Impaired loans	$—	67	2,429	2,496	11

December 31, 2010
Impaired loans	$—	254	2,429	2,683	183
Trust preferred securities	—	—	128	128	2,404
Mortgage servicing assets	—	—	1,366	1,366	64

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

(13)	Subsequent Events

On May 4, 2011, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.09 per share of common stock. The dividend is expected to be paid on June 1, 2011 to stockholders of record as of May 18, 2011.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010.

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Assets. At March 31, 2011, our assets were $1.488 billion, an increase of $44.9 million, or 3.1%, from $1.443 billion at December 31, 2010. The growth in assets was primarily the result of an increase in loans receivable and investment securities, which was partially offset by a decrease in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents were $158.8 million at March 31, 2011, a decrease of $35.6 million since December 31, 2010. Cash and cash equivalents, along with the proceeds from a $20.0 million increase in deposits and a $27.0 million increase in borrowings, were primarily used to fund an increase of $72.6 million of investment securities.

Loans. Total loans, including $660,000 of loans held for sale, were $653.1 million at March 31, 2011, or 43.9% of total assets. During the three months ended March 31, 2011, the loan portfolio increased by $8.1 million, or 1.3%. The increase in the loan portfolio occurred as one- to four-family residential loan production exceeded principal repayments and loan sales due to continued high levels of loan originations in the current interest rate environment.

Securities. At March 31, 2011, our securities portfolio totaled $618.2 million, or 41.5% of assets and included $603.5 million classified as held-to-maturity and $14.7 million classified as available for sale. At March 31, 2011, none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as non-conforming loans having less than full documentation) loans. During the three months ended March 31, 2011, our securities portfolio increased by $72.6 million, or 13.3%, primarily due to purchases exceeding repayments.

At March 31, 2011, we owned trust preferred securities with a carrying value of $32,000. This portfolio consists of two securities (PreTSL XXIII and PreTSL XXIV), which represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.

The trust preferred securities market is considered inactive as only three sales transactions of similarly rated securities have occurred over the past fifteen months. In addition, there have been no new issues of pooled trust preferred securities since 2007. Because the trust preferred securities market is inactive, we use a discounted cash flow model to determine whether they are other-than-temporarily impaired. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in trust preferred securities did not incur additional impairment during the quarter ending March 31, 2011 as the present value of cash flows exceeded the amortized cost basis of $1.1 million.

At March 31, 2011, PreTSL XXIII and XXIV are rated C by Fitch.

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

Deposits. Deposits were $1.096 billion at March 31, 2011, an increase of $20.0 million or 1.9% since December 31, 2010. The increase in deposits was caused by our continuing to promote higher than market rates for savings accounts.

Borrowings. Historically, our borrowings consisted primarily of advances from the Federal Home Loan Bank of Seattle and funds borrowed under securities sold under agreements to repurchase. During the three months ended March 31, 2011, our borrowings increased by $27.0 million, or 23.4%, to $142.2 million, due to a $17.0 million net increase in securities sold under agreements to repurchase and a $10.0 million increase in Federal Home Loan Bank advances. The increase in borrowings was part of the Bank’s strategy to control interest rate risk.

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

	For the Three Months Ended March 31,
	2011			2010
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (5)	$609,189	$8,198	5.38%	$554,716	$7,753	5.59%
Multi-family residential	6,049	98	6.48	3,854	67	6.95
Construction, commercial and other	13,737	205	5.97	17,113	264	6.17
Home equity loans and lines of credit	19,262	295	6.13	21,457	340	6.34
Other loans	5,549	87	6.27	6,659	105	6.31

Total loans	653,786	8,883	5.43	603,799	8,529	5.65
Investment securities:
U.S. government sponsored mortgage-backed securities (5)	596,118	6,371	4.27	593,854	6,807	4.58
Trust preferred securities	32	—	—	3,503	—	—

Total securities	596,150	6,371	4.27	597,357	6,807	4.56
Other	169,102	92	0.22	143,440	76	0.21

Total interest-earning assets	1,419,038	15,346	4.33	1,344,596	15,412	4.58
Non-interest-earning assets	49,810			50,379

Total assets	$1,468,848			$1,394,975

Interest-bearing liabilities:
Savings accounts	$753,230	$1,185	0.63%	$667,118	$2,221	1.33%
Certificates of deposit	207,337	509	0.98	247,700	724	1.17
Money market accounts	645	—	—	75,574	11	0.06
Checking and Super NOW accounts	105,029	14	0.05	24,555	3	0.05

Total interest-bearing deposits	1,066,241	1,708	0.64	1,014,947	2,959	1.17
Federal Home Loan Bank advances	16,667	86	2.06	—	—	—
Other borrowings	107,811	1,034	3.84	110,144	1,084	3.94

Total interest-bearing liabilities	1,190,719	2,828	0.95	1,125,091	4,043	1.44
Non-interest-bearing liabilities	48,937			48,024

Total liabilities	1,239,656			1,173,115
Stockholders’ equity	229,192			221,860

Total liabilities and stockholders’ equity	$1,468,848			$1,394,975

Net interest income		$12,518			$11,369

Net interest rate spread (2)			3.38%			3.14%
Net interest-earning assets (3)	$228,319			$219,505

Net interest margin (4)			3.53%			3.38%
Interest-earning assets to interest-bearing liabilities	119.17%			119.51%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Average balance includes loans or investments available for sale.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

General. Net income increased by $1.5 million, or 105.3%, to $3.0 million for the three months ended March 31, 2011 from $1.5 million for the three months ended March 31, 2010. The increase in net income was primarily caused by a $2.5 million increase in non-interest income and a $1.2 million decrease in interest expense that was partially offset by a $1.3 million increase in income taxes.

Net Interest Income. Net interest income increased by $1.1 million, or 10.1%, to $12.5 million for the three months ended March 31, 2011 compared to $11.4 million for the three months ended March 31, 2010. Interest expense decreased by $1.2 million, or 30.1%, due to a 49 basis point decrease in the average cost of interest-bearing liabilities, which was partially offset by a $65.6 million increase in the average balance of interest-bearing liabilities. Interest and dividend income decreased by $66,000, or 0.4% due primarily to a 25 basis point decrease in the average yield on interest-earning assets, which was partially offset by a $74.4 million increase in the average balance of interest-earning assets. The interest rate spread and net interest margin were 3.38% and 3.53%, respectively, for the three months ended March 31, 2011, compared to 3.14% and 3.38%, respectively, for the three months ended March 31, 2010.

Interest and Dividend Income. Interest and dividend income decreased by $66,000, or 0.4%, to $15.3 million for the three months ended March 31, 2011 from $15.4 million for the three months ended March 31, 2010. Interest income on investment securities decreased by $436,000, or 6.4%, to $6.4 million for the three months ended March 31, 2011 from $6.8 million for the three months ended March 31, 2010. The decrease in interest income on securities occurred primarily because of a 29 basis point decrease in the average yield on securities. The decrease in yield occurred because of an increase in repayments on higher-yielding mortgage-backed securities and because the Company purchased new mortgage-backed securities that had lower yields. The decrease in interest income on investment securities was partially offset by a $354,000, or 4.2%, increase in interest on loans to $8.9 million for the three months ended March 31, 2011 from $8.5 million for the three months ended March 31, 2010. The increase in interest income on loans occurred because the average balance of loans grew by $50.0 million, or 8.3%, as new loan originations exceeded loan repayments and loan sales. The increase in interest income which occurred because of growth in the loan portfolio was partially offset by a 22 basis point decline in the average loan yield to 5.43% for the three months ended March 31, 2011. The decline in the average yield on loans occurred because of repayments on higher-yielding loans and as new loans with lower yields were added to the loan portfolio.

Interest Expense. Interest expense decreased by $1.2 million, or 30.1%, to $2.8 million for the three months ended March 31, 2011 compared to $4.0 million for the three months ended March 31, 2010. Interest expense on deposits decreased $1.3 million, or 42.3%, to $1.7 million for the three months ended March 31, 2011 from $3.0 million for the three months ended March 31, 2010. During the three months ended March 31, 2011, interest expense on savings accounts and certificates of deposit declined by $1.0 million and $215,000, respectively. During the three months ended March 31, 2011, the average interest rate on savings accounts and certificates of deposit decreased by 70 and 19 basis points, respectively. We lowered the rates we pay on savings accounts and certificates of deposit due to declining market interest rates and increased liquidity from principal repayments on loans and mortgage-backed securities.

Provision for Loan Losses. We recorded provisions for loan losses of $108,000 and $0 for the three months ended March 31, 2011 and 2010, respectively. The provisions made during the three months ended March 31, 2011 included $78,000 of general loan loss provisions due to the increase in non-performing loans. Non-performing loans totaled $1.2 million at March 31, 2011, or 0.18% of total loans at that date, compared to $645,000 of non-performing loans at March 31, 2010, or 0.10% of total loans at that date. Non-performing loans as of March 31, 2011 and 2010 consisted primarily of one- to four-family residential real estate loans. We experienced charge offs of $40,000 and $28,000 and recoveries of $10,000 and $5,000 for the three months ended March 31, 2011 and 2010, respectively. The allowance for loan losses to total loans was 0.24% and 0.28% at March 31, 2011 and 2010, respectively. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at March 31, 2011 and 2010.

Non-Interest Income. The following table summarizes changes in non-interest income between the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,		Change
	2011	2010	$ Change	% Change
	(In thousands)
Other-than-temporary impairment loss on investments, net	$—	$(2,404)	$2,404	100.0%
Service fees on loan and deposit accounts	558	623	(65)	(10.4)%
Income on bank-owned life insurance	239	255	(16)	(6.3)%
Gain on sale of investment securities	66	68	(2)	(2.9)%
Gain on sale of loans	144	80	64	80.0%
Other	119	46	73	158.7%

Total	$1,126	$(1,332)	$2,458	184.5%

Non-interest income rose by $2.5 million for the three months ended March 31, 2011. We recognized a $2.4 million loss for other-than-temporary impairment on our investments in trust preferred securities during the three months ended March 31, 2010. In the three months ended March 31, 2011, we did not incur any other-than-temporary impairment loss on our investments. See “—Comparison of Financial Condition at March 31, 2011 and December 31, 2010—Securities” for a discussion of these securities.

Non-Interest Expense. The following table summarizes changes in non-interest expense between the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,		Change
	2011	2010	$ Change	% Change
	(In thousands)
Salaries and employee benefits	$5,126	$4,660	$466	10.0%
Occupancy	1,221	1,139	82	7.2%
Equipment	766	716	50	7.0%
Federal deposit insurance premiums	296	292	4	1.4%
Other general and administrative expenses	1,000	982	18	1.8%

Total	$8,409	$7,789	$620	8.0%

Salaries and employee benefits increased for the quarter ending March 31, 2011 primarily because of $740,000 of expenses accrued for the equity incentive plan, which was not in existence during the quarter ended March 31, 2010. This was partially offset by a decrease in other employee benefit expenses.

Income Tax Expense. Income taxes were $2.1 million for the three months ended March 31, 2011, reflecting an effective tax rate of 41.5% compared to $787,000 for the three months ended March 31, 2010, reflecting an effective tax rate of 35.0%. The increase in the effective tax rate for the three months ended March 31, 2011 is primarily due to consistent amounts of tax free income received from bank-owned life insurance relative to an increase in pre-tax income.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan repayments, advances from the Federal Home Loan Bank of Seattle, borrowings using securities sold under agreements to repurchase, maturities and principal repayments on held-to-maturity and available for sale securities and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Treasurer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2011.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

(i)	expected loan demand;

(ii)	expected deposit flows and borrowing maturities;

(iii)	yields available on interest-earning deposits and securities; and

(iv)	the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and mortgage-backed securities. Excess liquid assets may also be used to pay off short-term borrowings.

Our most liquid asset is cash and cash equivalents. The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2011, cash and cash equivalents totaled $158.8 million. On that date, we had $20.0 million of Federal Home Loan Bank advances outstanding and $122.2 million in securities sold under agreements to repurchase outstanding, with the ability to borrow an additional $340.9 million under Federal Home Loan Bank advances.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2011, we had $9.8 million in loan commitments outstanding, most of which were for fixed-rate loans. In addition to commitments to originate loans, we had $19.4 million in unused lines of credit to borrowers as of March 31, 2011. Certificates of deposit due within one year at March 31, 2011 totaled $151.8 million, or 13.8% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2012. We believe, however, based on past experience that a portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the three months ended March 31, 2011 and 2010, we originated $72.8 million and $32.3 million of loans, respectively, and purchased $115.9 million and $53.6 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and securities sold under agreements to repurchase. We experienced net increases in deposits of $20.0 million and $29.6 million for the three months ended March 31, 2011 and 2010, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Seattle, which provide an additional source of funds. We also utilize securities sold under agreements to repurchase as another borrowing source. Federal Home Loan Bank advances increased by $10.0 million for the three months ended March 31, 2011. There were no Federal Home Loan Bank advances outstanding during the three months ended March 31, 2010. We had the ability to borrow up to an additional $340.9 million and $347.8 million from the Federal Home Loan Bank of Seattle as of March 31, 2011 and 2010, respectively. Securities sold under agreements to repurchase increased by $17.0 million for the three months ended March 31, 2011, compared to a decrease of $25.0 million for the three months ended March 31, 2010.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2011, Territorial Savings Bank exceeded all regulatory capital requirements. Territorial Savings Bank is considered “well capitalized” under regulatory guidelines. The tables below present the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained at March 31, 2011 and December 31, 2010.

	As of March 31, 2011 (dollars in thousands)

	Required	Territorial Savings Bank
Tier 1 Capital	4%	$206,287	13.83%
Total Risk-Based Capital	8%	$207,853	41.98%
Tier 1 Risk-Based Capital	4%	$206,287	41.67%

	As of December 31, 2010 (dollars in thousands)

	Required	Territorial Savings Bank
Tier 1 Capital	4%	$202,527	14.02%
Total Risk-Based Capital	8%	$204,015	43.06%
Tier 1 Risk-Based Capital	4%	$202,527	42.75%

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we enter into commitments to sell mortgage loans.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments. Except for obtaining $10.0 million of Federal Home Loan Bank advances, $17.0 million of securities sold under agreements to repurchase and a decrease of $2.9 million in certificates of deposit between December 31, 2010 and March 31, 2011, there have not been any material changes in contractual obligations and funding needs since December 31, 2010.

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

The table below presents, as of December 31, 2010, the Office of Thrift Supervision’s calculation of the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the interest rate yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

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

Interest rates on mortgage-backed securities rose by approximately 20 basis points between December 31, 2010 and March 31, 2011. The increase in rates has likely decreased our NPV. However, we do not believe that the decrease in NPV is material.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2011. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes from Risk Factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2010.

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

TERRITORIAL BANCORP INC. (Registrant)

Date: May 6, 2011	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and Chief Executive Officer

Date: May 6, 2011	/s/ Melvin M. Miyamoto
Melvin M. Miyamoto
Senior Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Amendment One to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Vernon Hirata

10.2	Amendment One to Territorial Savings Bank Supplemental Employee Retirement Agreement for Ralph Nakatsuka

10.3	Amendment One to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Karen J. Cox

31.1	Certification of Allan S. Kitagawa, Chairman of the Board, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Melvin M. Miyamoto, Senior Vice President and Treasurer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of Allan S. Kitagawa, Chairman of the Board, President and Chief Executive Officer, and Melvin M. Miyamoto, Senior Vice President and Treasurer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.