Form 10-Q
period 2011-06-30
Territorial Bancorp Inc.
filed 2011-08-08
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2011

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date.

11,579,493 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of July 31, 2011.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.	FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$124,250	$194,435
Investment securities available for sale	0	15,010
Investment securities held to maturity, at amortized cost (fair value of $662,186 and $546,844 at June 30, 2011 and December 31, 2010, respectively)	642,112	530,555
Federal Home Loan Bank stock, at cost	12,348	12,348
Loans held for sale	1,764	3,234
Loans receivable, net	661,408	641,790
Accrued interest receivable	4,942	4,536
Premises and equipment, net	5,497	5,426
Real estate owned	162	0
Bank-owned life insurance	29,747	29,266
Deferred income taxes receivable	1,090	22
Prepaid expenses and other assets	4,889	6,790

Total assets	$1,488,209	$1,443,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$1,107,021	$1,076,470
Advances from the Federal Home Loan Bank	20,000	10,000
Securities sold under agreements to repurchase	115,200	105,200
Accounts payable and accrued expenses	19,005	20,430
Current income taxes payable	1,416	577
Advance payments by borrowers for taxes and insurance	3,043	3,376

Total liabilities	1,265,685	1,216,053

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	0	0
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 11,592,590 and 12,177,418 shares at June 30, 2011 and December 31, 2010, respectively	116	122
Additional paid-in capital	109,294	119,153
Unearned ESOP shares	(8,563)	(8,808)
Retained earnings	123,995	119,397
Accumulated other comprehensive loss	(2,318)	(2,505)

Total stockholders’ equity	222,524	227,359

Total liabilities and stockholders’ equity	$1,488,209	$1,443,412

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest and dividend income:
Investment securities	$6,889	$6,641	$13,260	$13,448
Loans	8,763	8,582	17,646	17,111
Other investments	81	99	173	175

Total interest and dividend income	15,733	15,322	31,079	30,734

Interest expense:
Deposits	1,701	2,970	3,409	5,929
Advances from the Federal Home Loan Bank	104	45	190	45
Securities sold under agreements to repurchase	1,052	1,057	2,086	2,141

Total interest expense	2,857	4,072	5,685	8,115

Net interest income	12,876	11,250	25,394	22,619
Provision for loan losses	14	158	122	158

Net interest income after provision for loan losses	12,862	11,092	25,272	22,461

Non-interest income:
Total other-than-temporary impairment losses	0	0	0	(3,510)
Portion of loss recognized in other comprehensive income (before taxes)	0	0	0	1,106

Net other-than-temporary impairment losses	0	0	0	(2,404)
Service fees on loan and deposit accounts	598	665	1,156	1,288
Income on bank-owned life insurance	241	254	480	509
Gain on sale of investment securities	0	282	66	350
Gain on sale of loans	92	175	236	255
Other	292	102	411	148

Total non-interest income	1,223	1,478	2,349	146

Non-interest expense:
Salaries and employee benefits	5,487	4,347	10,613	9,007
Occupancy	1,226	1,143	2,447	2,282
Equipment	808	734	1,574	1,450
Federal deposit insurance premiums	191	298	487	590
Other general and administrative expenses	933	909	1,933	1,891

Total non-interest expense	8,645	7,431	17,054	15,220

Income before income taxes	5,440	5,139	10,567	7,387
Income taxes	2,055	1,904	4,182	2,691

Net income	$3,385	$3,235	$6,385	$4,696

Basic earnings per share	$0.31	$0.29	$0.57	$0.41
Diluted earnings per share	$0.30	$0.29	$0.57	$0.41
Cash dividends declared per common share	$0.09	$0.05	$0.16	$0.10
Basic weighted average shares outstanding	10,992,653	11,321,814	11,126,781	11,315,738
Diluted weighted average shares outstanding	11,120,248	11,321,814	11,239,913	11,315,738

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity
Balances at December 31, 2009	$122	118,823	(9,297)	111,082	(1,059)	219,671
Comprehensive income:
Net income	0	0	0	4,696	0	4,696
Other comprehensive loss, net of tax:
Investment securities:
Noncredit related losses on securities not expected to be sold, net of taxes of $427	0	0	0	0	(679)	(679)

Total comprehensive income	0	0	0	0	0	4,017
Cash dividends declared	0	0	0	(1,131)	0	(1,131)
Allocation of 24,466 ESOP shares	0	225	244	0	0	469

Balances at June 30, 2010	$122	119,048	(9,053)	114,647	(1,738)	223,026

Balances at December 31, 2010	$122	119,153	(8,808)	119,397	(2,505)	227,359
Comprehensive income:
Net income	0	0	0	6,385	0	6,385
Other comprehensive loss, net of tax:
Investment securities:
Unrealized gain on securities, net of taxes of $118	0	0	0	0	187	187

Total comprehensive income						6,572
Cash dividends declared	0	0	0	(1,787)	0	(1,787)
Stock compensation expense	0	1,389	0	0	0	1,389
Allocation of 24,466 ESOP shares	0	239	245	0	0	484
Repurchase of 584,828 shares of company stock	(6)	(11,487)	0	0	0	(11,493)

Balances at June 30, 2011	$116	$109,294	(8,563)	123,995	(2,318)	222,524

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$6,385	$4,696
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	122	158
Depreciation and amortization	557	444
Deferred income tax benefit	(1,186)	(1,119)
Amortization of fees, discounts, and premiums	(22)	90
Origination of loans held for sale	(27,541)	(18,872)
Proceeds from sales of loans held for sale	26,013	18,689
Gain on sale of loans, net	(236)	(255)
Net gain on sale of real estate owned	0	(1)
Other-than-temporary impairment loss on investment	0	2,404
Purchases of investment securities held for trading	(19,800)	(18,143)
Proceeds from sale of investment securities held for trading	19,866	18,244
Gain on sale of investment securities held for trading	(66)	(101)
Gain on sale of investment securities available for sale	0	(249)
Net gain on sale of premises and equipment	(5)	0
ESOP expense	484	469
Share-based compensation expense	1,389	0
(Increase) decrease in accrued interest receivable	(406)	47
Net increase in bank-owned life insurance	(481)	(509)
Net decrease in prepaid expenses and other assets	1,901	325
Net increase (decrease) in accounts payable and accrued expenses	(1,425)	432
Net increase in income taxes payable	839	705

Net cash provided by operating activities	6,388	7,454

Cash flows from investing activities:
Purchases of investment securities held to maturity	(165,833)	(30,505)
Purchases of investment securities available for sale	0	(49,206)
Principal repayments on investment securities held to maturity	68,558	63,957
Principal repayments on investment securities available for sale	525	90
Proceeds from sale of investment securities available for sale	0	49,365
Loan originations, net of principal repayments on loans receivable	(16,138)	(27,964)
Proceeds from sale of real estate owned	0	160
Proceeds from disposals of premises and equipment	5	0
Purchases of premises and equipment	(628)	(742)

Net cash provided by (used in) investing activities	(113,511)	5,155

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from financing activities:
Net increase in deposits	$30,551	$69,231
Proceeds from advances from the Federal Home Loan Bank	10,000	10,000
Proceeds from securities sold under agreements to repurchase	42,000	1,136
Repayments of securities sold under agreements to repurchase	(32,000)	(26,136)
Purchases of Fed Funds	10	10
Sales of Fed Funds	(10)	(10)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(333)	20
Repurchases of company stock	(11,493)	0
Cash dividends paid	(1,787)	(1,131)

Net cash provided by financing activities	36,938	53,120

Net increase (decrease) in cash and cash equivalents	(70,185)	65,729
Cash and cash equivalents at beginning of the period	194,435	135,953

Cash and cash equivalents at end of the period	$124,250	$201,682

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$5,684	$8,249
Income taxes	4,529	3,105
Supplemental disclosure of noncash investing activities:
Loans transferred to real estate owned	$162	$0

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Territorial Bancorp Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes should be read in conjunction with Territorial Bancorp Inc.’s consolidated financial statements and notes thereto filed as part of the Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

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

In April 2011, the FASB amended the Transfers and Servicing topic of the FASB ASC. The amendment modifies the criteria used to determine whether a repurchase agreement is accounted for as a sale or as a secured borrowing. The amendment is effective for interim or annual periods beginning on or after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this amendment to have any effect on its consolidated financial statements.

In May 2011, the FASB amended the Fair Value Measurement topic of the FASB ASC. The amendment results in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles and International Financial Reporting Standards. The amendment both clarifies the intent about existing fair value measurements as well as changes the principle or requirement for measuring fair value or disclosing fair value information. The amendment is effective for interim or annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect the adoption of this amendment to have a material effect on its consolidated financial statements.

In June 2011, the FASB amended the Comprehensive Income topic of the FASB ASC. The amendment eliminates the option of presenting components of other comprehensive income as part of the statement of changes in stockholder’s equity. Nonowner changes in stockholder’s equity must be presented either in a continuous statement of comprehensive income or in two separate but consecutive statements. The amendment is effective for interim or annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of this amendment will affect the location of disclosures related to other comprehensive income, but the Company does not expect any other material effect on its consolidated financial statements.

(4)	Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Cash and due from banks	$8,392	$8,827
Interest-earning deposits in other banks	115,858	185,608

Cash and cash equivalents	$124,250	$194,435

(5)	Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized cost	Gross unrealized		Estimated fair value
(Dollars in thousands)		Gains	Losses
June 30, 2011:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$642,080	21,584	(1,664)	$662,000
Trust preferred securities	32	154	0	186

Total	$642,112	21,738	(1,664)	$662,186

December 31, 2010:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$530,523	18,191	(1,998)	$546,716
Trust preferred securities	32	96	0	128

Total	$530,555	18,287	(1,998)	$546,844

Available for sale:
U.S. government-sponsored mortgage-backed securities	$15,540	0	(530)	$15,010

Total	$15,540	0	(530)	$15,010

$15.0 million of U.S. government-sponsored mortgage-backed securities were reclassified from available for sale to held to maturity during the three months ended June 30, 2011. Management considers the held to maturity classification of these securities to be appropriate as the Company has the positive intent and ability to hold these securities to maturity.

The amortized cost and estimated fair value of investment securities at June 30, 2011 are shown below. Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated fair value
Held to maturity:
Due after 5 years through 10 years	$9,881	$10,200
Due after 10 years	632,231	651,986

Total	$642,112	$662,186

Realized gains and losses and the proceeds from sales of securities available for sale and trading are shown in the table below. All sales of securities were U.S. government-sponsored mortgage-backed securities.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Proceeds from sales	$0	$44,408	$19,866	$67,609
Gross gains	0	282	66	350
Gross losses	0	0	0	0

Investment securities with carrying values of $310.4 million at June 30, 2011 were pledged to secure public deposits, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at June 30, 2011 and December 31, 2010. The Company has the ability to hold these securities until such time as the value recovers or the securities mature.

	Less than 12 months		12 months or longer		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized Losses	Number of Securities	Fair value	Unrealized losses
(Dollars in thousands)
June 30, 2011:
Mortgage-backed securities	$99,124	1,631	1,454	33	21	100,578	1,664

Total	$99,124	1,631	1,454	33	21	100,578	1,664

December 31, 2010:
Mortgage-backed securities	$98,524	2,480	2,962	48	17	101,486	2,528

Total	$98,524	2,480	2,962	48	17	101,486	2,528

Trust Preferred Securities. At June 30, 2011, the Company owns two trust preferred securities, PreTSL XXIII and XXIV, with a carrying value of $32,000. The difference between the carrying value of $32,000 and the remaining amortized cost basis of $1.1 million is included as a component of accumulated other comprehensive loss, net of taxes, and is related to non-credit factors such as the trust preferred securities market being inactive. The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. All of these securities are classified in the Bank’s held-to-maturity investment portfolio.

The trust preferred securities market is considered to be inactive as there were only five transactions in the last 18 months in similar tranches to the securities owned by the Company. The Company used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in trust preferred securities did not incur additional impairment during the quarter ending June 30, 2011 as the present value of cash flows exceed the amortized cost basis of $1.1 million.

At June 30, 2011, PreTSL XXIII and XXIV are rated C by Fitch.

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

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)	2011	2010
Balance at January 1	$5,885	$3,481
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	0	2,404

Balance at June 30	$5,885	$5,885

The table below shows the components of comprehensive loss, net of taxes, resulting from other-than-temporarily impaired securities:

	June 30,
(Dollars in thousands)	2011	2010
Non-credit losses on other-than-temporarily impaired securities	$679	$679

(6)	Loans Receivable

The components of loans receivable are as follows:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Real estate loans:
First mortgages:
One- to four-family residential	$624,052	$604,456
Multi-family residential	6,089	5,408
Construction, commercial, and other	16,344	14,412
Home equity loans and lines of credit	18,419	20,064

Total real estate loans	664,904	644,340

Other loans:
Loans on deposit accounts	734	895
Consumer and other loans	4,479	4,740

Total other loans	5,213	5,635

Less:
Net unearned fees and discounts	(5,779)	(5,585)
Undisbursed loan funds	(1,338)	(1,112)
Allowance for loan losses	(1,592)	(1,488)

	(8,709)	(8,185)

Loans receivable, net	$661,408	$641,790

The activity in the allowance for loan losses on loans receivable is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Balance, beginning of period	$1,566	$1,658	$1,488	$1,681
Provision for loan losses	14	158	122	158

	1,580	1,816	1,610	1,839

Charge-offs	(15)	(95)	(55)	(123)
Recoveries	27	16	37	21

Net charge-offs	12	(79)	(18)	(102)

Balance, end of period	$1,592	$1,737	$1,592	$1,737

The table below presents the activity in the allowance for loan losses by portfolio segment:

(Dollars in thousands)	Residential Mortgage	Construction Commercial and Other Mortgage Loans	Home Equity and Lines of Credit	Consumer and Other	Unallocated	Totals
Three months ended June 30, 2011:
Balance, beginning of period	$592	$370	$276	$240	$88	$1,566
Provision (reversal of allowance) for loan losses	6	20	1	(42)	29	14

	598	390	277	198	117	1,580

Charge-offs	(3)	0	0	(12)	0	(15)
Recoveries	20	0	0	7	0	27

Net charge-offs	17	0	0	(5)	0	12

Balance, end of period	$615	$390	$277	$193	$117	$1,592

Six months ended June 30, 2011:
Balance, beginning of period	$583	$277	$305	$208	$115	$1,488
Provision (reversal of allowance) for loan losses	36	113	(28)	(1)	2	122

	619	390	277	207	117	1,610

Charge-offs	(27)	0	0	(28)	0	(55)
Recoveries	23	0	0	14	0	37

Net charge-offs	(4)	0	0	(14)	0	(18)

Balance, end of period	$615	$390	$277	$193	$117	$1,592

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

(Dollars in thousands)	Residential Mortgage	Construction Commercial and Other Mortgage Loans	Home Equity and Lines of Credit	Consumer and Other	Unallocated	Totals
June 30, 2011:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	615	390	277	193	117	1,592

Total ending allowance balance	$615	$390	$277	$193	$117	$1,592

Loans:
Ending loan balance:
Individually evaluated for impairment	$3,605	$0	$0	$4	$0	$3,609
Collectively evaluated for impairment	620,877	14,872	18,434	5,208	0	659,391

Total ending loan balance	$624,482	$14,872	$18,434	$5,212	$0	$663,000

December 31, 2010:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	583	277	305	208	115	1,488

Total ending allowance balance	$583	$277	$305	$208	$115	$1,488

Loans:
Ending loan balance:
Individually evaluated for impairment	$3,401	$2	$0	$5	$0	$3,408
Collectively evaluated for impairment	600,981	13,185	20,079	5,625	0	639,870

Total ending loan balance	$604,382	$13,187	$20,079	$5,630	$0	$643,278

The table below presents the balance of impaired loans and the related amount of allocated loan loss allowances:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Loans with no allocated allowance for loan losses	$3,609	$3,408
Loans with allocated allowance for loan losses	0	0

Total impaired loans	$3,609	$3,408

Amount of allocated loan loss allowance	$0	$0

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2011:
With no related allowance recorded:
One- to four-family residential mortgages	$3,605	$3,731	$0
Consumer and other	4	4	0

Total	$3,609	$3,735	$0

December 31, 2010:
With no related allowance recorded:
One- to four-family residential mortgages	$3,401	$3,413	$0
Construction, commercial and other mortgages	2	2	0
Consumer and other	5	5	0

Total	$3,408	$3,420	$0

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	For the three months ended June 30		For the six months ended June 30
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
2011:
With no related allowance recorded:
One- to four-family residential mortgages	$3,606	$35	$3,606	$68
Consumer and other	5	0	5	0

Total	$3,611	$35	$3,611	$68

2010:
With no related allowance recorded:
One- to four-family residential mortgages	$3,349	$33	$3,649	$77
Construction, commercial and other mortgages	0	0	0	0
Consumer and other	203	0	228	0

Total	$3,552	$33	$3,877	$77

There were no loans individually evaluated for impairment with a related allowance for loan loss as of June 30, 2011 or December 31, 2010.

Impaired loans at June 30, 2011 and December 31, 2010 amounted to $3.6 million and $3.4 million, respectively, and included all nonaccrual and restructured loans. During the six months ended June 30, 2011, the average recorded investment in impaired loans was $3.6 million and interest income recognized on impaired loans was $68,000. During the six months ended June 30, 2010, the average recorded investment in impaired loans was $3.9 million and interest income recognized on impaired loans was $77,000.

The table below presents the aging of loans and accrual status by class of loans as of June 30, 2011 and December 31, 2010:

(Dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total Loans	Nonaccrual Loans	Loans More Than 90 Days Past Due and Still Accruing
June 30, 2011:
One- to four-family residential mortgages	$572	$799	$1,008	$2,379	$616,053	$618,432	$1,008	$0
Multi-family residential mortgages	0	0	0	0	6,050	6,050	0	0
Construction, commercial and other mortgages	272	0	0	272	14,600	14,872	0	0
Home equity and lines of credit	58	0	0	58	18,376	18,434	0	0
Loans on deposit accounts	0	0	0	0	734	734	0	0
Consumer and other	11	3	4	18	4,460	4,478	4	0

Total	$913	$802	$1,012	$2,727	$660,273	$663,000	$1,012	$0

December 31, 2010:
One- to four-family residential mortgages	$1,476	$0	$801	$2,277	$596,732	$599,009	$801	$0
Multi-family residential mortgages	0	0	0	0	5,373	5,373	0	0
Construction, commercial and other mortgages	0	0	2	2	13,185	13,187	2	0
Home equity and lines of credit	58	0	0	58	20,021	20,079	0	0
Loans on deposit accounts	0	0	0	0	895	895	0	0
Consumer and other	10	8	5	23	4,712	4,735	5	0

Total	$1,544	$8	$808	$2,360	$640,918	$643,278	$808	$0

The Company primarily uses the aging of loans and accrual status to monitor the credit quality of its loan portfolio. When a mortgage loan becomes seriously delinquent (90 days or more contractually past due), it displays weaknesses which may result in a loss. As a loan becomes more delinquent, the likelihood of the borrower repaying the loan decreases and the loan becomes more collateral dependent. A mortgage loan becomes collateral dependent when the proceeds for repayment can be expected to come only from the sale or operation of the collateral and not from borrower repayments. Generally, new appraisals are obtained after a loan becomes collateral dependent or is five months delinquent. The carrying value of collateral dependent loans is adjusted to the fair market value of the collateral less selling costs. Any commercial real estate, commercial, or construction loan that has a loan balance in excess of a specified amount is also periodically reviewed to determine whether the loan exhibits any weaknesses and is performing in accordance with its contractual terms.

The Company had five nonaccrual loans with a book value of $1.0 million at June 30, 2011 and seven nonaccrual loans with a book value of $808,000 as of December 31, 2010. The Company collected or recognized interest income on nonaccrual loans of $2,000 and $4,000 during the six months ended June 30, 2011 and 2010, respectively. The Company would have recognized additional interest income of $45,000 and $16,000 during the six months ended June 30, 2011 and 2010, respectively, had the loans been accruing interest. The Company did not have any loans 90 or more days past due and still accruing interest as of June 30, 2011 and December 31, 2010.

The Company had nine troubled debt restructurings totaling $2.6 million as of June 30, 2011, all of which were one- to four-family residential mortgage loans and considered to be impaired. All of the loans are performing in accordance with their restructured terms and accruing interest at June 30, 2011.

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

During the six months ended June 30, 2011 and 2010, the Company sold $26.1 million and $18.7 million, respectively, of residential mortgage loans held for sale and recognized gains of $236,000 and $255,000, respectively. During the three months ended June 30, 2011 and 2010, the Company sold $6.9 million and $11.5 million, respectively, of mortgage loans held for sale and recognized gains of $92,000 and $175,000, respectively. The Company had five residential mortgage loans held for sale totaling $1.8 million at June 30, 2011 and 13 residential mortgage loans held for sale totaling $3.2 million at December 31, 2010. We have not had to repurchase any loans from Freddie Mac for the six months ended June 30, 2011 and 2010.

The Company serviced loans for others of $123.7 million at June 30, 2011 and $131.6 million at December 31, 2010. Of these amounts, $7.2 million and $8.1 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at June 30, 2011 and December 31, 2010, respectively. The amount of contractually specified servicing fees earned for the six-month periods ended June 30, 2011 and 2010 was $179,000 and $202,000, respectively. The amount of contractually specified servicing fees earned for the three-month periods ended June 30, 2011 and June 30, 2010 was $88,000 and $103,000, respectively. The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

(7)	Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts. Securities sold under agreements to repurchase are summarized as follows:

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Repurchase liability	Weighted Average Rate	Repurchase liability	Weighted Average Rate
Maturing:
1 year or less	$14,900	4.38%	$43,900	3.53%
Over 1 year to 2 years	40,300	4.12	28,300	4.75
Over 2 years to 3 years	18,000	4.87	33,000	3.91
Over 3 years to 4 years	42,000	2.13	0	0

	$115,200	3.55%	$105,200	3.98%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at June 30, 2011. The amount at risk is the greater of the carrying value or fair value over the repurchase liability. All the agreements to repurchase are with JP Morgan Chase Bank N.A. and JP Morgan Securities LLC. The securities pledged are issued and guaranteed by U.S. government-sponsored enterprises.

(Dollars in thousands)	Carrying value of securities	Fair Value of securities	Repurchase liability	Amount at risk	Weighted average months to maturity
Maturing:
Over 90 days	$137,121	$142,657	$115,200	$27,457	26

	$137,121	$142,657	$115,200	$27,457	26

(8)	Employee Benefit Plans

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

The components of net periodic benefit cost of SERP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Net periodic benefit cost for the period
Service cost	$111	$155	$221	$310
Interest cost	54	89	108	177

Net periodic benefit cost	$165	$244	$329	$487

(9)	Employee Stock Ownership Plan

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity. The shares committed to be released are considered outstanding for earnings per share computations. Compensation expense recognized for the three months ended June 30, 2011 and 2010 amounted to $234,000 and $231,000, respectively. Compensation expense recognized for the six months ended June 30, 2011 and 2010 amounted to $468,000 and $465,000, respectively.

Shares held by the ESOP trust were as follows:

	June 30, 2011	December 31, 2010
Allocated shares	122,331	97,865
Unearned shares	856,319	880,785

Total ESOP shares	978,650	978,650

Fair value of unearned shares, in thousands	$17,743	$17,536

The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits. For the three months ended June 30, 2011, we accrued $85,000 for the ESOP restoration plan. For the three months ended June 30, 2010, we reversed $25,000 of expenses for the ESOP restoration plan due to prior over-accruals. For the six months ended June 30, 2011 and 2010, we accrued $158,000 and $155,000, respectively, for the ESOP restoration plan.

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

Shares of our common stock issued under the Plan shall be authorized but unissued shares. The maximum number of shares that will be awarded under the plan will be 1,712,637 shares. Share-based compensation expense for the three months and six months ended June 30, 2011 was $698,000 and $1,389,000, respectively.

Stock Options

The table below presents the stock option activity for the six months ended June 30, 2011:

	Options	Weighted average exercise price	Remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding at December 31, 2010	871,144	$17.36	9.17	$2,204
Granted	0	0	0	0
Exercised	0	0	0	0
Forfeited	0	0	0	0
Expired	0	0	0	0

Options outstanding at June 30, 2011	871,144	$17.36	9.17	$2,204

As of June 30, 2011, the Company had $3.8 million of unrecognized compensation costs related to stock options. The cost of stock options will be amortized in equal annual installments over the six-year vesting period. There were no options vested in the six months ended June 30, 2011.

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

The table below presents the restricted stock award activity for the six months ended June 30, 2011:

	Restricted stock awards	Weighted average grant date fair value
Non-vested at December 31, 2010	713,600	$17.36
Granted	0	0
Vested	0	0
Forfeited	0	0

Non-vested at June 30, 2011	713,600	$17.36

There were no shares vested in the six months ended June 30, 2011.

As of June 30, 2011, the Company had $10.7 million of unrecognized compensation cost related to restricted stock awards. The cost of the restricted stock awards will be amortized in equal annual installments over the six-year vesting period.

(11)	Earnings Per Share

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share data)	2011	2010	2011	2010
Net income	$3,385	$3,235	$6,385	$4,696
Weighted average number of shares used in:
Basic earnings per share	10,992,653	11,321,814	11,126,781	11,315,738
Dilutive common stock equivalents:
Stock options and restricted stock units	127,595	0	113,132	0

Diluted earnings per share	11,120,248	11,321,814	11,239,913	11,315,738

Net income per common share, basic	$0.31	$0.29	$0.57	$0.41

Net income per common share, diluted	$0.30	$0.29	$0.57	$0.41

(12)	Fair Value of Financial Instruments

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

The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. The trust preferred securities market is considered to be inactive since there have been only five sales transactions of similar rated securities over the past 18 months and no new issues of pooled trust preferred securities have occurred since 2007. The fair value of our trust preferred securities was determined by an independent third-party pricing service which used a discounted cash flow model. Our pricing service used a discount rate of 22.00% and provided a fair value estimate of $5.26 per $100 of par value for PreTSL XXIII.

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

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying amount	Estimated fair value	Carrying Amount	Estimated fair value
Assets
Cash and cash equivalents	$124,250	124,250	194,435	194,435
Investment securities available for sale	0	0	15,010	15,010
Investment securities held to maturity	642,112	662,186	530,555	546,844
FHLB stock	12,348	12,348	12,348	12,348
Loans held for sale	1,764	1,811	3,234	3,234
Loans receivable, net	661,408	693,480	641,790	666,339
Accrued interest receivable	4,942	4,942	4,536	4,536
Liabilities
Deposits	$1,107,021	1,110,968	1,076,470	1,078,590
Advances from the Federal Home Loan Bank	20,000	20,455	10,000	10,274
Securities sold under agreement to repurchase	115,200	119,517	105,200	109,953
Accounts payable and accrued expenses	19,005	19,005	20,430	20,430
Current income taxes payable	1,416	1,416	577	577
Advance payments by borrowers for taxes and insurance	3,043	3,043	3,376	3,376

At June 30, 2011 and December 31, 2010, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2011
Interest rate contracts – assets	$0	23	0	23
Interest rate contracts – liabilities	0	(23)	0	(23)
December 31, 2010
Interest rate contracts – assets	$0	456	0	456
Interest rate contracts – liabilities	0	(314)	0	(314)
Available-for-sale investments	0	15,010	0	15,010

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

The table below presents the balance of assets measured at fair value on a nonrecurring basis and the related gains and losses for the six months ended June 30, 2011 and the year ended December 31, 2010:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total Losses
June 30, 2011
Impaired loans	$0	0	2,427	2,427	1
December 31, 2010
Impaired loans	$0	254	2,429	2,683	183
Trust preferred securities	0	0	128	128	2,404
Mortgage servicing assets	0	0	1,366	1,366	64

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

On August 4, 2011, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.09 per share of common stock. The dividend is expected to be paid on September 1, 2011 to stockholders of record as of August 18, 2011.

On July 18, 2011, Harold Ohama, who served as a director of the Company and the Bank, passed away. Mr. Ohama had been a director for 15 years. During the third quarter of 2011, the Company will recognize approximately $732,000 of pre-tax expense ($439,000 after tax) which was previously being amortized through August 2016, in connection with the acceleration of Mr. Ohama’s stock options and restricted stock granted under the Company’s 2010 Equity Incentive Plan.

Effective July 21, 2011, the Bank’s primary federal regulator, the Office of Thrift Supervision, was merged into the Comptroller of the Currency (the primary federal regulator for national banks). In addition, Territorial Bancorp Inc. became subject to regulation by the Board of Governors of the Federal Reserve System, including holding company capital requirements, that Territorial Bancorp Inc. was not subject to as a savings and loan holding company. As previously disclosed, we expect that compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.

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

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Assets. At June 30, 2011, our assets were $1.488 billion, an increase of $44.8 million, or 3.1%, from $1.443 billion at December 31, 2010. The growth in assets was primarily the result of increases in investment securities and loans receivable, which were partially offset by a decrease in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents were $124.3 million at June 30, 2011, a decrease of $70.2 million since December 31, 2010. Cash and cash equivalents, along with the proceeds from a $30.6 million increase in deposits and a $20.0 million increase in borrowings, were primarily used to fund an increase of $96.5 million in investment securities and $18.1 million in total loans.

Loans. Total loans, including $1.8 million of loans held for sale, were $663.2 million at June 30, 2011, or 44.6% of total assets. During the six months ended June 30, 2011, the loan portfolio increased by $18.1 million, or 2.8%. The increase in the loan portfolio occurred as one- to four-family residential loan production exceeded principal repayments and loan sales.

Securities. At June 30, 2011, our securities portfolio totaled $642.1 million, or 43.1% of assets. At June 30, 2011, all of such securities were classified as held to maturity and none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as non-conforming loans having less than full documentation) loans. During the six months ended June 30, 2011, our securities portfolio increased by $96.5 million, or 17.7%, primarily due to purchases exceeding repayments.

$15.0 million of U.S. government-sponsored mortgage-backed securities were reclassified from available for sale to held to maturity during the three months ended June 30, 2011. Management considers the held to maturity classification of these securities to be appropriate as the Company has the positive intent and ability to hold these securities to maturity.

At June 30, 2011, we owned trust preferred securities with a carrying value of $32,000. This portfolio consists of two securities (PreTSL XXIII and PreTSL XXIV), which represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.

The trust preferred securities market is considered inactive as only five sales transactions of similarly rated securities have occurred over the past 18 months. In addition, there have been no new issues of pooled trust preferred securities since 2007. Because the trust preferred securities market is inactive, we use a discounted cash flow model to determine whether they are other-than-temporarily impaired. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in trust preferred securities did not incur additional impairment during the quarter ending June 30, 2011 as the present value of cash flows exceeded the amortized cost basis of $1.1 million.

At June 30, 2011, PreTSL XXIII and XXIV are rated C by Fitch.

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

Deposits. Deposits were $1.107 billion at June 30, 2011, an increase of $30.6 million, or 2.8%, since December 31, 2010. The increase in deposits was caused by opening a new branch and our continuing to promote higher than market rates for savings accounts.

Borrowings. Historically, our borrowings consisted primarily of advances from the Federal Home Loan Bank of Seattle and funds borrowed under securities sold under agreements to repurchase. During the six months ended June 30, 2011, our borrowings increased by $20.0 million, or 17.4%, to $135.2 million, due to a $10.0 million net increase in securities sold under agreements to repurchase and a $10.0 million increase in Federal Home Loan Bank advances. The increase in long-term borrowings was part of the Bank’s strategy to control interest rate risk.

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
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (5)	$615,677	$8,075	5.25%	$563,414	$7,769	5.52%
Multi-family residential	6,139	98	6.39	4,612	79	6.85
Construction, commercial and other	14,481	222	6.13	17,352	297	6.85
Home equity loans and lines of credit	18,608	283	6.08	21,248	334	6.29
Other loans	5,332	85	6.38	6,420	103	6.42

Total loans	660,237	8,763	5.31	613,046	8,582	5.60
Investment securities:
U.S. government sponsored mortgage-backed securities (5)	637,814	6,889	4.32	587,527	6,641	4.52
Trust preferred securities	32	—	—	32	—	—

Total securities	637,846	6,889	4.32	587,559	6,641	4.52
Other	147,756	81	0.22	178,936	99	0.22

Total interest-earning assets	1,445,839	15,733	4.35	1,379,541	15,322	4.44
Non-interest-earning assets	50,105			49,430

Total assets	$1,495,944			$1,428,971

Interest-bearing liabilities:
Savings accounts	$761,757	$1,177	0.62%	$707,067	$2,289	1.29%
Certificates of deposit	214,141	509	0.95	233,839	666	1.14
Money market accounts	607	1	0.66	533	1	0.75
Checking and Super NOW accounts	108,862	14	0.05	102,238	14	0.05

Total interest-bearing deposits	1,085,367	1,701	0.63	1,043,677	2,970	1.14
Federal Home Loan Bank advances	19,999	104	2.08	8,791	45	2.05
Other borrowings	117,354	1,052	3.59	105,213	1,057	4.02

Total interest-bearing liabilities	1,222,720	2,857	0.93	1,157,681	4,072	1.41
Non-interest-bearing liabilities	45,715			48,893

Total liabilities	1,268,435			1,206,574
Stockholders’ equity	227,509			222,397

Total liabilities and stockholders’ equity	$1,495,944			$1,428,971

Net interest income		$12,876			$11,250

Net interest rate spread (2)			3.42%			3.03%
Net interest-earning assets (3)	$223,119			$221,860

Net interest margin (4)			3.56%			3.26%
Interest-earning assets to interest-bearing liabilities	118.25%			119.16%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Average balance includes loans or investments available for sale.

	For the Six Months Ended June 30,
	2011			2010
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (5)	$612,451	$16,273	5.31%	$559,089	$15,522	5.55%
Multi-family residential	6,094	196	6.43	4,235	146	6.89
Construction, commercial and other	14,111	427	6.05	17,233	561	6.51
Home equity loans and lines of credit	18,933	578	6.11	21,352	674	6.31
Other loans	5,440	172	6.32	6,539	208	6.36

Total loans	657,029	17,646	5.37	608,448	17,111	5.62
Investment securities:
U.S. government sponsored mortgage-backed securities (5)	617,081	13,260	4.30	590,673	13,448	4.55
Trust preferred securities	32	—	—	1,758	—	—

Total securities	617,113	13,260	4.30	592,431	13,448	4.54
Other	158,370	173	0.22	161,286	175	0.22

Total interest-earning assets	1,432,512	31,079	4.34	1,362,165	30,734	4.51
Non-interest-earning assets	49,959			49,902

Total assets	$1,482,471			$1,412,067

Interest-bearing liabilities:
Savings accounts	$757,517	$2,362	0.62%	$687,203	$4,510	1.31%
Certificates of deposit	210,758	1,018	0.97	240,731	1,390	1.15
Money market accounts	626	1	0.32	37,846	12	0.06
Checking and Super NOW accounts	106,956	28	0.05	63,611	17	0.05

Total interest-bearing deposits	1,075,857	3,409	0.63	1,029,391	5,929	1.15
Federal Home Loan Bank advances	18,342	190	2.07	4,420	45	2.04
Other borrowings	112,609	2,086	3.70	107,665	2,141	3.98

Total interest-bearing liabilities	1,206,808	5,685	0.94	1,141,476	8,115	1.42
Non-interest-bearing liabilities	47,317			48,461

Total liabilities	1,254,125			1,189,937
Stockholders’ equity	228,346			222,130

Total liabilities and stockholders’ equity	$1,482,471			$1,412,067

Net interest income		$25,394			$22,619

Net interest rate spread (2)			3.40%			3.09%
Net interest-earning assets (3)	$225,704			$220,689

Net interest margin (4)			3.55%			3.32%

Interest-earning assets to interest-bearing liabilities	118.70%			119.33%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Average balance includes loans or investments available for sale.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

General. Net income increased by $150,000, or 4.6%, to $3.4 million for the three months ended June 30, 2011 from $3.2 million for the three months ended June 30, 2010. The increase in net income was caused by a $1.2 million decrease in interest expense, a $411,000 increase in interest and dividend income and a $144,000 decrease in the provision for loan losses. This was partially offset by a $1.2 million increase in non-interest expense, a $255,000 decrease in non-interest income and a $151,000 increase in income taxes.

Net Interest Income. Net interest income increased by $1.6 million, or 14.5%, to $12.9 million for the three months ended June 30, 2011 compared to $11.3 million for the three months ended June 30, 2010. Interest expense decreased by $1.2 million, or 29.8%, due to a 48 basis point decrease in the average cost of interest-bearing liabilities, which was partially offset by a $65.0 million increase in the average balance of interest-bearing liabilities. Interest and dividend income increased by $411,000, or 2.7%, due primarily to a $66.3 million increase in the average balance of interest-earning assets, which was partially offset by a nine basis point decrease in the average yield on interest-earning assets. The interest rate spread and net interest margin were 3.42% and 3.56%, respectively, for the three months ended June 30, 2011, compared to 3.03% and 3.26%, respectively, for the three months ended June 30, 2010.

Interest and Dividend Income. Interest and dividend income increased by $411,000, or 2.7%, to $15.7 million for the three months ended June 30, 2011 from $15.3 million for the three months ended June 30, 2010. Interest income on investment securities increased by $248,000, or 3.7%, to $6.9 million for the three months ended June 30, 2011 from $6.6 million for the three months ended June 30, 2010. The increase in interest income on securities occurred primarily because of a $50.3 million increase in the average balance of investment securities, which was partially offset by a 20 basis point decrease in the average yield on securities. The decrease in yield occurred as higher-yielding mortgage-backed securities were repaid and the Company purchased new mortgage-backed securities that had lower yields. The decrease in yields on the mortgage-backed securities purchased occurred because of a drop in long-term mortgage rates. Interest income on loans increased by $181,000, or 2.1%, to $8.8 million for the three months ended June 30, 2011 from $8.6 million for the three months ended June 30, 2010. The increase in interest income on loans occurred because the average balance of loans grew by $47.2 million, or 7.7%, as new loan originations exceeded loan repayments and loan sales. The increase in interest income that occurred because of growth in the loan portfolio was partially offset by a 29 basis point decline in the average loan yield to 5.31% for the three months ended June 30, 2011. The decline in the average yield on loans occurred because of repayments on higher-yielding loans while new loans with lower yields were added to the loan portfolio.

Interest Expense. Interest expense decreased by $1.2 million, or 29.8%, to $2.9 million for the three months ended June 30, 2011 compared to $4.1 million for the three months ended June 30, 2010. Interest expense on deposits decreased $1.3 million, or 42.7%, to $1.7 million for the three months ended June 30, 2011 from $3.0 million for the three months ended June 30, 2010. During the three months ended June 30, 2011, interest expense on savings accounts and certificates of deposit declined by $1.1 million and $157,000, respectively. During the three months ended June 30, 2011, the average interest rate on savings accounts and certificates of deposit decreased by 67 and 19 basis points, respectively. We lowered the rates we pay on savings accounts and certificates of deposit due to declining market interest rates.

Provision for Loan Losses. We recorded provisions for loan losses of $14,000 and $158,000 for the three months ended June 30, 2011 and 2010, respectively. The provisions made during the three months ended June 30, 2011 included $26,000 of general loan loss provisions due to the increase in non-performing loans. Non-performing loans totaled $1.0 million at June 30, 2011, or 0.15% of total loans at that date, compared to $692,000 of non-performing loans at June 30, 2010, or 0.11% of total loans at that date. Non-performing loans as of June 30, 2011 and 2010 consisted primarily of one- to four-family residential real estate loans. The provisions made during the three months ended June 30, 2010 included specific reserves of $142,000 related to $567,000 of loans consisting of two one- to four-family residential real estate loans and one commercial loan. In addition, $30,000 of general loan loss provisions was recorded in the three months ended June 30, 2010 in recognition of deteriorating environmental factors. We experienced charge offs of $15,000 and $95,000 and recoveries of $27,000 and $16,000 for the three months ended June 30, 2011 and 2010, respectively. The allowance for loan losses to total loans was 0.24% and 0.28% at June 30, 2011 and 2010, respectively. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2011 and 2010.

Non-Interest Income. The following table summarizes changes in non-interest income between the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Change
	2011	2010	$ Change	% Change
	(In thousands)
Other-than-temporary impairment loss on investments, net	$—	$—	$—	—
Service fees on loan and deposit accounts	598	665	(67)	(10.1)%
Income on bank-owned life insurance	241	254	(13)	(5.1)%
Gain on sale of investment securities	—	282	(282)	(100.0)%
Gain on sale of loans	92	175	(83)	(47.4)%
Other	292	102	190	186.3%

Total	$1,223	$1,478	$(255)	(17.3)%

Non-interest income decreased by $255,000 for the three months ended June 30, 2011. During the three months ended June 30, 2010, the Company realized gains of $282,000 from sales of securities. During the three months ended June 30, 2011, we did not sell any investment securities. Other non-interest income was $292,000 for the quarter ended June 30, 2011 compared to $102,000 for the quarter ended June 30, 2010. The increase in other non-interest income is due to a legal settlement of an insurance claim in the amount of $194,000.

Non-Interest Expense. The following table summarizes changes in non-interest expense between the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Change
	2011	2010	$ Change	% Change
	(In thousands)
Salaries and employee benefits	$5,487	$4,347	$1,140	26.2%
Occupancy	1,226	1,143	83	7.3%
Equipment	808	734	74	10.1%
Federal deposit insurance premiums	191	298	(107)	(35.9)%
Other general and administrative expenses	933	909	24	2.6%

Total	$8,645	$7,431	$1,214	16.3%

Salaries and employee benefits increased for the quarter ending June 30, 2011 primarily because of $762,000 of expenses accrued for the equity incentive plan, which was not in existence during the quarter ended June 30, 2010. In addition, the Company incurred a bank-wide budgeted salary increase of approximately 2.0%, which was effective July 1, 2010, and higher cash bonus and ESOP accruals.

Income Tax Expense. Income taxes were $2.1 million for the three months ended June 30, 2011, reflecting an effective tax rate of 37.8% compared to $1.9 million for the three months ended June 30, 2010, reflecting an effective tax rate of 37.1%. The increase in the effective tax rate for the three months ended June 30, 2011 is primarily due to consistent amounts of non-taxable income received from bank-owned life insurance relative to an increase in pre-tax income.

Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010

General. Net income increased by $1.7 million, or 36.0%, to $6.4 million for the six months ended June 30, 2011 from $4.7 million for the six months ended June 30, 2010. The increase in net income was primarily caused by a $2.4 million decrease in interest expense, a $2.2 million increase in non-interest income and a $345,000 increase in interest and dividend income. This was partially offset by a $1.8 million increase in non-interest expense and a $1.5 million increase in income taxes.

Net Interest Income. Net interest income increased by $2.8 million, or 12.3%, to $25.4 million for the six months ended June 30, 2011 compared to $22.6 million for the six months ended June 30, 2010. Interest expense decreased by $2.4 million, or 29.9%, due to a 48 basis point decrease in the average cost of interest-bearing liabilities, which was partially offset by a $65.3 million increase in the average balance of interest-bearing liabilities. Interest and dividend income increased by $345,000, or 1.1%, due primarily to a $70.3 million increase in the average balance of interest-earning assets, which was offset by 17 basis point decrease in the average yield on interest-earning assets. The interest rate spread and net interest margin were 3.40% and 3.55%, respectively, for the six months ended June 30, 2011, compared to 3.09% and 3.32%, respectively, for the six months ended June 30, 2010.

Interest and Dividend Income. Interest and dividend income increased by $345,000, or 1.1%, to $31.1 million for the six months ended June 30, 2011 from $30.7 million for the six months ended June 30, 2010. Interest income on loans increased by $535,000, or 3.1%, to $17.6 million for the six months ended June 30, 2011 from $17.1 million for the six months ended June 30, 2010. The increase in interest income on loans occurred because the average balance of loans grew by $48.6 million, or 8.0%, as new loan originations exceeded loan repayments and loan sales. The increase in interest income which occurred because of growth in the loan portfolio was partially offset by a 25 basis point decline in the average loan yield to 5.37% for the six months ended June 30, 2011. The decline in the average yield on loans occurred because of repayments on higher-yielding loans while new loans with lower yields were added to the loan portfolio. The increase in interest income on loans was partially offset by a $188,000, or 1.4%, decrease in interest income on investment securities to $13.3 million for the six months ended June 30, 2011 from $13.4 million for the six months ended June 30, 2010. The decrease in interest income on securities occurred primarily because of a 24 basis point decrease in the average yield on securities, which was offset by a $24.7 million increase in the average securities balance. The decrease in yield occurred as higher-yielding mortgage-backed securities were repaid and the Company purchased new mortgage-backed securities that had lower yields. The decrease in yields on the mortgage-backed securities purchased occurred because of a drop in long-term mortgage rates.

Interest Expense. Interest expense decreased by $2.4 million, or 29.9%, to $5.7 million for the six months ended June 30, 2011 compared to $8.1 million for the six months ended June 30, 2010. Interest expense on deposits decreased $2.5 million, or 42.5%, to $3.4 million for the six months ended June 30, 2011 from $5.9 million for the six months ended June 30, 2010. During the six months ended June 30, 2011, interest expense on savings accounts and certificates of deposit declined by $2.1 million and $372,000, respectively. During the six months ended June 30, 2011, the average interest rate on savings accounts and certificates of deposit decreased by 69 and 18 basis points, respectively. We lowered the rates we pay on savings accounts and certificates of deposit due to declining market interest rates and increased liquidity from principal repayments on loans and mortgage-backed securities.

Provision for Loan Losses. We recorded provisions for loan losses of $122,000 and $158,000 for the six months ended June 30, 2011 and 2010, respectively. The provisions made during the six months ended June 30, 2011 included $104,000 of general loan loss provisions due to the increase in non-performing loans. Non-performing loans totaled $1.0 million at June 30, 2011, or 0.15% of total loans at that date, compared to $692,000 of non-performing loans at June 30, 2010, or 0.11% of total loans at that date. Non-performing loans as of June 30, 2011 and 2010 consisted primarily of one- to four-family residential real estate loans. The provisions made during the six months ended June 30, 2010 included specific reserves of $142,000 related to $567,000 of loans consisting of two one- to four-family residential real estate loans and one commercial loan. In addition, $30,000 of general loan loss provisions was recorded in the six months ended June 30, 2010 in recognition of deteriorating environmental factors. We experienced charge offs of $55,000 and $123,000 and recoveries of $37,000 and $21,000 for the six months ended June 30, 2011 and 2010, respectively. The allowance for loan losses to total loans was 0.24% and 0.28% at June 30, 2011 and 2010, respectively. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2011 and 2010.

Non-Interest Income. The following table summarizes changes in non-interest income between the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,		Change
	2011	2010	$ Change	% Change
	(In thousands)
Other-than-temporary impairment loss on investments, net	$—	$(2,404)	$2,404	100.0%
Service fees on loan and deposit accounts	1,156	1,288	(132)	(10.2)%
Income on bank-owned life insurance	480	509	(29)	(5.7)%
Gain on sale of investment securities	66	350	(284)	(81.1)%
Gain on sale of loans	236	255	(19)	(7.5)%
Other	411	148	263	177.7%

Total	$2,349	$146	$2,203	1,508.9%

Non-interest income rose by $2.2 million for the six months ended June 30, 2011. We recognized a $2.4 million loss for other-than-temporary impairment on our investments in trust preferred securities during the six months ended June 30, 2010. In the six months ended June 30, 2011, we did not incur any other-than-temporary impairment loss on our investments. See”—Comparison of Financial Condition at June 30, 2011 and December 31, 2010—Securities” for a discussion of these securities. For the six months ended June 30, 2011 and 2010, we recognized gains of $66,000 and $350,000, respectively, on the sale of investment securities. Other non-interest income was $411,000 for the six months ended June 30, 2011 compared to $148,000 for the six months ended June 30, 2010. The increase in other non-interest income is primarily due to a legal settlement of an insurance claim in the amount of $194,000.

Non-Interest Expense. The following table summarizes changes in non-interest expense between the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,		Change
	2011	2010	$ Change	% Change
	(In thousands)
Salaries and employee benefits	$10,613	$9,007	$1,606	17.8%
Occupancy	2,447	2,282	165	7.2%
Equipment	1,574	1,450	124	8.6%
Federal deposit insurance premiums	487	590	(103)	(17.5)%
Other general and administrative expenses	1,933	1,891	42	2.2%

Total	$17,054	$15,220	$1,834	12.0%

Salaries and employee benefits increased for the six months ended June 30, 2011 primarily because of $1.5 million of expenses accrued for the equity incentive plan, which was not in existence during the quarter ended June 30, 2010. In addition, the Company incurred a bank-wide budgeted salary increase of approximately 2.0%, which was effective July 1, 2010, and higher cash bonus accruals.

Income Tax Expense. Income taxes were $4.2 million for the six months ended June 30, 2011, reflecting an effective tax rate of 39.6% compared to $2.7 million for the six months ended June 30, 2010, reflecting an effective tax rate of 36.4%. The increase in the effective tax rate for the six months ended June 30, 2011 is primarily due to consistent amounts of non-taxable income received from bank-owned life insurance relative to an increase in pre-tax income.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan repayments, advances from the Federal Home Loan Bank of Seattle, borrowings using securities sold under agreements to repurchase, maturities and principal repayments on held-to-maturity and available for sale securities and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We have established an Asset/Liability Management Committee, consisting of our Chairman of the Board, President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Treasurer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2011.

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

Our most liquid asset is cash and cash equivalents. The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2011, cash and cash equivalents totaled $124.3 million. On that date, we had $20.0 million of Federal Home Loan Bank advances outstanding and $115.2 million in securities sold under agreements to repurchase outstanding, with the ability to borrow an additional $352.6 million under Federal Home Loan Bank advances.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2011, we had $7.6 million in loan commitments outstanding, most of which were for fixed-rate loans. In addition to commitments to originate loans, we had $19.0 million in unused lines of credit to borrowers as of June 30, 2011. Certificates of deposit due within one year at June 30, 2011 totaled $164.8 million, or 14.9% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2012. We believe, however, based on past experience that a portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the three months ended June 30, 2011 and 2010, we originated $32.5 million and $46.0 million of loans, respectively, and purchased $49.9 million and $5.1 million of securities, respectively. During the six months ended June 30, 2011 and 2010, we originated $105.2 million and $78.3 million of loans, respectively, and purchased $165.8 million and $30.5 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and securities sold under agreements to repurchase. We experienced net increases in deposits of $30.6 million and $69.2 million for the six months ended June 30, 2011 and 2010, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Seattle, which provide an additional source of funds. We also utilize securities sold under agreements to repurchase as another borrowing source. Federal Home Loan Bank advances increased by $10.0 million for the six months ended June 30, 2011. We had the ability to borrow up to an additional $352.6 million and $342.3 million from the Federal Home Loan Bank of Seattle as of June 30, 2011 and 2010, respectively. Securities sold under agreements to repurchase increased by $10.0 million for the six months ended June 30, 2011, compared to a decrease of $25.0 million for the six months ended June 30, 2010.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2011, Territorial Savings Bank exceeded all regulatory capital requirements. Territorial Savings Bank is considered “well capitalized” under regulatory guidelines. The tables below present the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained at June 30, 2011 and December 31, 2010.

As of June 30, 2011

(dollars in thousands)

	Required	Territorial Savings Bank
Tier 1 Capital	4%	$206,545	13.83%
Total Risk-Based Capital	8%	$208,136	40.90%
Tier 1 Risk-Based Capital	4%	$206,545	40.59%

As of December 31, 2010

(dollars in thousands)

	Required	Territorial Savings Bank
Tier 1 Capital	4%	$202,527	14.02%
Total Risk-Based Capital	8%	$204,015	43.06%
Tier 1 Risk-Based Capital	4%	$202,527	42.75%

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

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments. Except for obtaining $10.0 million of Federal Home Loan Bank advances, $10.0 million of securities sold under agreements to repurchase and a decrease of $7.7 million in certificates of deposit between December 31, 2010 and June 30, 2011, there have not been any material changes in contractual obligations and funding needs since December 31, 2010.

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

The table below presents, as of March 31, 2011, the Office of Thrift Supervision’s calculation of the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the interest rate yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent of Present Value of Assets (3)(4)
+300	$155,150	$(131,321)	(45.84)%	10.80%	(7.33)%
+200	$201,935	$(84,536)	(29.51)%	13.58%	(4.55)%
+100	$247,870	$(38,601)	(13.47)%	16.12%	(2.01)%
0	$286,471	—	—	18.13%	—
(100)	$311,674	$25,203	8.80%	19.36%	1.23%

(1)	Assumes an instantaneous uniform change in interest rates for all maturities.
(2)	NPV is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at March 31, 2011, in the event of a 200 basis point increase in interest rates, we would experience a 29.5% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience an 8.8% increase in net portfolio value.

In addition to the Office of Thrift Supervision’s calculations with respect to the effects of changes in interest rates on net portfolio value, we prepare our own internal calculations, which utilize a single interest rate scenario and prepayment assumption in calculating the market value of fixed- and adjustable-rate loans (compared to the Office of Thrift Supervision model, which uses an option-based pricing methodology). Our model also calculates the average life and value for core deposit intangibles that is based on a core deposit study we completed in 2009, whereas the Office of Thrift Supervision model uses a nationwide study to estimate the average life and value for core deposit intangibles. The following table presents our internal calculations of the estimated changes in our net portfolio value as of March 31, 2011 that would result from the designated instantaneous changes in the interest rate yield curve:

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent of Present Value of Assets (3)(4)
+300	$237,010	$(59,678)	(20.11)%	15.62%	(3.06)%
+200	$261,966	$(34,722)	(11.70)%	16.95%	(1.73)%
+100	$285,238	$(11,450)	(3.86)%	18.13%	(0.55)%
0	$296,688	—	—	18.68%	—
(100)	$271,458	$(25,230)	(8.50)%	17.32%	(1.36)%

(1)	Assumes an instantaneous uniform change in interest rates for all maturities.
(2)	NPV is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

We believe that our interest rate risk position has not weakened between March 31, 2011 and June 30, 2011.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2011. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TERRITORIAL BANCORP INC.
(Registrant)

Date: August 8, 2011	/s/ ALLAN S. KITAGAWA
Allan S. Kitagawa
Chairman of the Board, President and Chief Executive Officer

Date: August 8, 2011	/s/ MELVIN M. MIYAMOTO
Melvin M. Miyamoto
Senior Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Allan S. Kitagawa, Chairman of the Board, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Melvin M. Miyamoto, Senior Vice President and Treasurer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of Allan S. Kitagawa, Chairman of the Board, President and Chief Executive Officer, and Melvin M. Miyamoto, Senior Vice President and Treasurer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Territorial Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity, (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

101.INS	Interactive datafile	XBRL Instance Document
101.SCH	Interactive datafile	XBRL Taxonomy Extension Schema Document
101.CAL	Interactive datafile	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Interactive datafile	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Interactive datafile	XBRL Taxonomy Extension Label Linkbase
101.PRE	Interactive datafile	XBRL Taxonomy Extension Presentation Linkbase Document