Form 10-Q
period 2011-09-30
Territorial Bancorp Inc.
filed 2011-11-08
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2011

or

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

11,044,031 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of October 31, 2011.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.	FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	September 30, 2011	December 31, 2010

ASSETS
Cash and cash equivalents	$132,448	$194,435
Investment securities available for sale	0	15,010
Investment securities held to maturity, at amortized cost (fair value of $694,996 and $546,844 at September 30, 2011 and December 31, 2010, respectively)	658,574	530,555
Federal Home Loan Bank stock, at cost	12,348	12,348
Loans held for sale	2,987	3,234
Loans receivable, net	662,734	641,790
Accrued interest receivable	4,882	4,536
Premises and equipment, net	5,564	5,426
Real estate owned	162	0
Bank-owned life insurance	29,991	29,266
Deferred income taxes receivable	1,029	22
Prepaid expenses and other assets	5,247	6,790

Total assets	$1,515,966	$1,443,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$1,139,317	$1,076,470
Advances from the Federal Home Loan Bank	20,000	10,000
Securities sold under agreements to repurchase	120,200	105,200
Accounts payable and accrued expenses	19,727	20,430
Current income taxes payable	416	577
Advance payments by borrowers for taxes and insurance	2,088	3,376

Total liabilities	1,301,748	1,216,053

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	0	0
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 11,124,553 and 12,177,418 shares at September 30, 2011 and December 31, 2010, respectively	111	122
Additional paid-in capital	98,842	119,153
Unearned ESOP shares	(8,441)	(8,808)
Retained earnings	126,022	119,397
Accumulated other comprehensive loss	(2,316)	(2,505)

Total stockholders’ equity	214,218	227,359

Total liabilities and stockholders’ equity	$1,515,966	$1,443,412

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest and dividend income:
Investment securities	$6,907	$6,371	$20,167	$19,819
Loans	8,798	8,907	26,444	26,018
Other investments	85	115	258	290

Total interest and dividend income	15,790	15,393	46,869	46,127

Interest expense:
Deposits	1,700	2,555	5,109	8,484
Advances from the Federal Home Loan Bank	105	54	295	99
Securities sold under agreements to repurchase	1,067	1,070	3,153	3,211

Total interest expense	2,872	3,679	8,557	11,794

Net interest income	12,918	11,714	38,312	34,333
Provision (reversal of allowance) for loan losses	(39)	118	83	276

Net interest income after provision for loan losses	12,957	11,596	38,229	34,057

Non-interest income:
Total other-than-temporary impairment losses	0	0	0	(3,510)
Portion of loss recognized in other comprehensive income (before taxes)	0	0	0	1,106

Net other-than-temporary impairment losses	0	0	0	(2,404)
Service fees on loan and deposit accounts	534	546	1,690	1,834
Income on bank-owned life insurance	245	256	725	765
Gain on sale of investment securities	74	0	140	350
Gain on sale of loans	138	165	374	420
Other	177	76	588	224

Total non-interest income	1,168	1,043	3,517	1,189

Non-interest expense:
Salaries and employee benefits	6,017	4,526	16,630	13,533
Occupancy	1,267	1,146	3,714	3,428
Equipment	792	734	2,366	2,184
Federal deposit insurance premiums	191	308	678	898
Other general and administrative expenses	954	952	2,887	2,843

Total non-interest expense	9,221	7,666	26,275	22,886

Income before income taxes	4,904	4,973	15,471	12,360
Income taxes	1,918	1,839	6,100	4,530

Net income	$2,986	$3,134	$9,371	$7,830

Basic earnings per share	$0.28	$0.28	$0.85	$0.69
Diluted earnings per share	$0.28	$0.28	$0.84	$0.69
Cash dividends declared per common share	$0.09	$0.07	$0.25	$0.17
Basic weighted average shares outstanding	10,659,532	11,334,058	10,969,320	11,321,912
Diluted weighted average shares outstanding	10,835,649	11,344,622	11,117,444	11,356,737

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity

Balances at December 31, 2009	$122	118,823	(9,297)	111,082	(1,059)	219,671

Comprehensive income:
Net income	0	0	0	7,830	0	7,830
Other comprehensive loss, net of tax:
Investment securities:
Noncredit related losses on securities not expected to be sold, net of taxes of $427	0	0	0	0	(679)	(679)

Total comprehensive income	0	0	0	0	0	7,151
Cash dividends declared	0	0	0	(1,922)	0	(1,922)
Stock compensation expense	0	233	0	0	0	233
Allocation of 36,699 ESOP shares	0	318	367	0	0	685

Balances at September 30, 2010	$122	119,374	(8,930)	116,990	(1,738)	225,818

Balances at December 31, 2010	$122	119,153	(8,808)	119,397	(2,505)	227,359

Comprehensive income:
Net income	0	0	0	9,371	0	9,371
Other comprehensive loss, net of tax:
Investment securities:
Change in unrealized loss on securities, net of taxes of $119	0	0	0	0	189	189

Total comprehensive income						9,560
Cash dividends declared	0	0	0	(2,746)	0	(2,746)
Stock compensation expense	1	2,790	0	0	0	2,791
Allocation of 36,699 ESOP shares	0	362	367	0	0	729
Repurchase of 1,202,471 shares of company stock	(12)	(23,463)	0	0	0	(23,475)

Balances at September 30, 2011	$111	98,842	(8,441)	126,022	(2,316)	214,218

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	$9,371	$7,830
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	83	276
Depreciation and amortization	835	681
Deferred income tax benefit	(1,126)	(1,315)
Amortization of fees, discounts, and premiums	(44)	50
Origination of loans held for sale	(34,600)	(31,686)
Proceeds from sales of loans held for sale	35,221	31,161
Gain on sale of loans, net	(374)	(420)
Net gain on sale of real estate owned	0	(1)
Other-than-temporary impairment loss on investment	0	2,404
Purchases of investment securities held for trading	(36,171)	(18,143)
Proceeds from sale of investment securities held for trading	36,311	18,244
Gain on sale of investment securities held for trading	(140)	(101)
Gain on sale of investment securities available for sale	0	(249)
Net (gain) loss on sale of premises and equipment	(5)	59
ESOP expense	729	685
Share-based compensation expense	2,791	233
(Increase) decrease in accrued interest receivable	(346)	43
Net increase in bank-owned life insurance	(725)	(765)
Net decrease in prepaid expenses and other assets	1,543	457
Net decrease in accounts payable and accrued expenses	(703)	(1,007)
Net decrease in income taxes payable	(161)	(174)

Net cash provided by operating activities	12,489	8,262

Cash flows from investing activities:
Purchases of investment securities held to maturity	(211,257)	(81,730)
Purchases of investment securities available for sale	0	(49,206)
Principal repayments on investment securities held to maturity	97,289	104,872
Principal repayments on investment securities available for sale	525	90
Proceeds from sale of investment securities available for sale	0	49,365
Loan originations, net of principal repayments on loans receivable	(20,403)	(38,556)
Proceeds from sale of real estate owned	0	160
Proceeds from disposals of premises and equipment	5	0
Purchases of premises and equipment	(973)	(996)

Net cash used in investing activities	(134,814)	(16,001)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2011	2010

Cash flows from financing activities:
Net increase in deposits	$62,847	$64,226
Proceeds from advances from the Federal Home Loan Bank	10,000	10,000
Proceeds from securities sold under agreements to repurchase	47,000	1,136
Repayments of securities sold under agreements to repurchase	(32,000)	(26,136)
Purchases of Fed Funds	10	10
Sales of Fed Funds	(10)	(10)
Net decrease in advance payments by borrowers for taxes and insurance	(1,288)	(716)
Repurchases of company stock	(23,475)	0
Cash dividends paid	(2,746)	(1,922)

Net cash provided by financing activities	60,338	46,588

Net increase (decrease) in cash and cash equivalents	(61,987)	38,849

Cash and cash equivalents at beginning of the period	194,435	135,953

Cash and cash equivalents at end of the period	$132,448	$174,802

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$8,531	$11,917
Income taxes	7,388	6,019

Supplemental disclosure of noncash investing activities:
Loans transferred to real estate owned	$162	$0

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

On November 4, 2008, the Board of Directors of Territorial Mutual Holding Company approved a plan of conversion and reorganization under which Territorial Mutual Holding Company would convert from a mutual holding company to a stock holding company. The conversion to a stock holding company was approved by the depositors and borrowers of Territorial Savings Bank and the Office of Thrift Supervision (OTS) and included the filing of a registration statement with the U.S. Securities and Exchange Commission. Upon the completion of the conversion and reorganization on July 10, 2009, Territorial Mutual Holding Company and Territorial Savings Group, Inc. ceased to exist as separate legal entities and Territorial Bancorp Inc. became the holding company for Territorial Savings Bank. A total of 12,233,125 shares were issued in the conversion at $10 per share, raising $122.3 million of gross proceeds. $3.7 million of conversion expenses were offset against the gross proceeds. Territorial Bancorp Inc.’s common stock began trading on the NASDAQ Global Select Market under the symbol “TBNK” on July 13, 2009.

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

In April 2011, the FASB amended the Receivables topic of the FASB ASC. The amendment helps creditors determine whether a troubled debt restructuring has occurred by clarifying whether a restructuring constitutes a concession and whether the debtor is experiencing financial difficulties. The amendment also requires disclosures related to troubled debt restructurings that were initially effective for periods ending after December 15, 2010, but deferred to make the effective date concurrent with this amendment. The amendment is effective for the first interim or annual period beginning on or after June 15, 2011, and was adopted by the Company on July 1, 2011. The adoption did not have a material effect on its consolidated financial statements.

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

In June 2011, the FASB amended the Comprehensive Income topic of the FASB ASC. The amendment eliminates the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity. Non-owner changes in stockholders’ equity must be presented either in a continuous statement of comprehensive income or in two separate but consecutive statements. The amendment is effective for interim or annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of this amendment will affect the location of disclosures related to other comprehensive income, but the Company does not expect any other material effect on its consolidated financial statements.

(4)	Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

(Dollars in thousands)	September 30, 2011	December 31, 2010

Cash and due from banks	$9,266	$8,827
Interest-earning deposits in other banks	123,182	185,608

Cash and cash equivalents	$132,448	$194,435

(5)	Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized	Gross unrealized		Estimated
(Dollars in thousands)	cost	Gains	Losses	fair value

September 30, 2011:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$658,542	36,324	(38)	$694,828
Trust preferred securities	32	136	0	168

Total	$658,574	36,460	(38)	$694,996

December 31, 2010:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$530,523	18,191	(1,998)	$546,716
Trust preferred securities	32	96	0	128

Total	$530,555	18,287	(1,998)	$546,844

Available for sale:
U.S. government-sponsored mortgage-backed securities	$15,540	0	(530)	$15,010

Total	$15,540	0	(530)	$15,010

$15.0 million of U.S. government-sponsored mortgage-backed securities were reclassified from available-for-sale to held-to-maturity during the three months ended June 30, 2011. Management considers the held-to-maturity classification of these securities to be appropriate as the Company has the positive intent and ability to hold these securities to maturity.

The amortized cost and estimated fair value of investment securities at September 30, 2011 are shown below. Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Estimated fair value

Held to maturity:
Due after 5 years through 10 years	$8,018	$8,278
Due after 10 years	650,556	686,718

Total	$658,574	$694,996

Realized gains and losses and the proceeds from sales of securities available for sale and trading are shown in the table below. All sales of securities were U.S. government-sponsored mortgage-backed securities.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2011	2010	2011	2010

Proceeds from sales	$16,445	$0	$36,311	$67,609
Gross gains	74	0	140	350
Gross losses	0	0	0	0

Investment securities with carrying values of $296.2 million at September 30, 2011 were pledged to secure public deposits, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at September 30, 2011 and December 31, 2010. The Company has the ability to hold these securities until such time as the value recovers or the securities mature.

	Less than 12 months		12 months or longer		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses
(Dollars in thousands)

September 30, 2011:
Mortgage-backed securities	$2,599	23	676	15	9	3,275	38

Total	$2,599	23	676	15	9	3,275	38

December 31, 2010:
Mortgage-backed securities	$98,524	2,480	2,962	48	17	101,486	2,528

Total	$98,524	2,480	2,962	48	17	101,486	2,528

Trust Preferred Securities. At September 30, 2011, the Company owns two trust preferred securities, PreTSL XXIII and XXIV, with a carrying value of $32,000. The difference between the carrying value of $32,000 and the remaining amortized cost basis of $1.1 million is included as a component of accumulated other comprehensive loss, net of taxes, and is related to non-credit factors such as the trust preferred securities market being inactive. The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. All of these securities are classified in the Bank’s held-to-maturity investment portfolio.

The trust preferred securities market is considered to be inactive as there were only five transactions in the last 21 months in similar tranches to the securities owned by the Company. The

Company used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in trust preferred securities did not incur additional impairment during the quarter ending September 30, 2011 as the present value of cash flows exceed the amortized cost basis of $1.1 million.

At September 30, 2011, PreTSL XXIII and XXIV are rated C by Fitch.

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

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)	2011	2010

Balance at January 1	$5,885	$3,481
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	0	2,404

Balance at September 30	$5,885	$5,885

The table below shows the components of comprehensive loss, net of taxes, resulting from other-than-temporarily impaired securities:

(Dollars in thousands)	September 30, 2011	December 31, 2010

Non-credit losses on other-than-temporarily impaired securities	$679	$679

(6)	Loans Receivable

The components of loans receivable are as follows:

(Dollars in thousands)	September 30, 2011	December 31, 2010

Real estate loans:
First mortgages:
One- to four-family residential	$626,719	$604,456
Multi-family residential	6,214	5,408
Construction, commercial, and other	14,993	14,412
Home equity loans and lines of credit	17,826	20,064

Total real estate loans	665,752	644,340

Other loans:
Loans on deposit accounts	737	895
Consumer and other loans	4,787	4,740

Total other loans	5,524	5,635

Less:
Net unearned fees and discounts	(5,767)	(5,585)
Undisbursed loan funds	(1,223)	(1,112)
Allowance for loan losses	(1,552)	(1,488)

	(8,542)	(8,185)

Loans receivable, net	$662,734	$641,790

The activity in the allowance for loan losses on loans receivable is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010

Balance, beginning of period	$1,592	$1,737	$1,488	$1,681
Provision (reversal of allowance) for loan losses	(39)	118	83	276

	1,553	1,855	1,571	1,957

Charge-offs	(7)	(378)	(62)	(501)
Recoveries	6	94	43	115

Net charge-offs	(1)	(284)	(19)	(386)

Balance, end of period	$1,552	$1,571	$1,552	$1,571

The table below presents the activity in the allowance for loan losses by portfolio segment:

(Dollars in thousands)	Residential Mortgage	Construction Commercial and Other Mortgage Loans	Home Equity and Lines of Credit	Consumer and Other	Unallocated	Totals

Three months ended September 30, 2011:

Balance, beginning of period	$615	$390	$277	$193	$117	$1,592
Provision (reversal of allowance) for loan losses	(13)	(32)	(9)	15	0	(39)

	602	358	268	208	117	1,553

Charge-offs	0	0	0	(7)	0	(7)
Recoveries	2	0	0	4	0	6

Net charge-offs	2	0	0	(3)	0	(1)

Balance, end of period	$604	$358	$268	$205	$117	$1,552

Nine months ended September 30, 2011:

Balance, beginning of period	$583	$277	$305	$208	$115	$1,488
Provision (reversal of allowance) for loan losses	23	81	(37)	14	2	83

	606	358	268	222	117	1,571

Charge-offs	(27)	0	0	(35)	0	(62)
Recoveries	25	0	0	18	0	43

Net charge-offs	(2)	0	0	(17)	0	(19)

Balance, end of period	$604	$358	$268	$205	$117	$1,552

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

(Dollars in thousands)	Residential Mortgage	Construction Commercial and Other Mortgage Loans	Home Equity and Lines of Credit	Consumer and Other	Unallocated	Totals

September 30, 2011:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	604	358	268	205	117	1,552

Total ending allowance balance	$604	$358	$268	$205	$117	$1,552

Loans:
Ending loan balance:
Individually evaluated for impairment	$4,980	$0	$0	$53	$0	$5,033
Collectively evaluated for impairment	622,288	13,656	17,838	5,471	0	659,253

Total ending loan balance	$627,268	$13,656	$17,838	$5,524	$0	$664,286

December 31, 2010:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	583	277	305	208	115	1,488

Total ending allowance balance	$583	$277	$305	$208	$115	$1,488

Loans:
Ending loan balance:
Individually evaluated for impairment	$3,401	$2	$0	$5	$0	$3,408
Collectively evaluated for impairment	600,981	13,185	20,079	5,625	0	639,870

Total ending loan balance	$604,382	$13,187	$20,079	$5,630	$0	$643,278

The table below presents the balance of impaired loans and the related amount of allocated loan loss allowances:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Loans with no allocated allowance for loan losses	$5,033	$3,408
Loans with allocated allowance for loan losses	0	0

Total impaired loans	$5,033	$3,408

Amount of allocated loan loss allowance	$0	$0

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance
September 30, 2011:
With no related allowance recorded:
One- to four-family residential mortgages	$4,980	$5,113
Consumer and other	53	53

Total	$5,033	$5,166

December 31, 2010:
With no related allowance recorded:
One- to four-family residential mortgages	$3,401	$3,413
Construction, commercial and other mortgages	2	2
Consumer and other	5	5

Total	$3,408	$3,420

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	For the three months ended September 30		For the nine months ended September 30
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
2011:
With no related allowance recorded:
One- to four-family residential mortgages	$4,292	$40	$4,982	$108
Consumer and other	29	0	54	0

Total	$4,321	$40	$5,036	$108

2010:
With no related allowance recorded:
One- to four-family residential mortgages	$2,911	$35	$3,018	$98
Construction, commercial and other mortgages	97	0	26	0
Consumer and other	5	0	150	0

Total	$3,013	$35	$3,194	$98

There were no loans individually evaluated for impairment with a related allowance for loan loss as of September 30, 2011 or December 31, 2010.

Impaired loans at September 30, 2011 and December 31, 2010 amounted to $5.0 million and $3.4 million, respectively, and included all nonaccrual and restructured loans. During the nine months ended September 30, 2011, the average recorded investment in impaired loans was $5.0 million and interest income recognized on impaired loans was $108,000. During the nine months ended September 30, 2010, the average recorded investment in impaired loans was $3.2 million and interest income recognized on impaired loans was $98,000.

The table below presents the aging of loans and accrual status by class of loans as of September 30, 2011 and December 31, 2010:

(Dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total Loans	Nonaccrual Loans	Loans More Than 90 Days Past Due and Still Accruing

September 30, 2011:
One- to four family residential mortgages	$629	$403	$2,384	$3,416	$617,680	$621,096	$2,384	$0
Multi-family residential mortgages	0	0	0	0	6,172	6,172	0	0
Construction, commercial and other mortgages	238	0	0	238	13,418	13,656	0	0
Home equity and lines of credit	0	0	0	0	17,838	17,838	0	0
Loans on deposit accounts	0	0	0	0	737	737	0	0
Consumer and other	19	7	53	79	4,708	4,787	53	0

Total	$886	$410	$2,437	$3,733	$660,553	$664,286	$2,437	$0

December 31, 2010:
One- to four-family residential mortgages	$1,476	$0	$801	$2,277	$596,732	$599,009	$801	$0
Multi-family residential mortgages	0	0	0	0	5,373	5,373	0	0
Construction, commercial and other mortgages	0	0	2	2	13,185	13,187	2	0
Home equity and lines of credit	58	0	0	58	20,021	20,079	0	0
Loans on deposit accounts	0	0	0	0	895	895	0	0
Consumer and other	10	8	5	23	4,712	4,735	5	0

Total	$1,544	$8	$808	$2,360	$640,918	$643,278	$808	$0

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

The Company had 11 nonaccrual loans with a book value of $2.4 million at September 30, 2011 and seven nonaccrual loans with a book value of $808,000 as of December 31, 2010. The Company collected or recognized interest income on nonaccrual loans of $8,000 and $0 during the nine months ended September 30, 2011 and 2010, respectively. The Company would have recognized additional interest income of $84,000 and $19,000 during the nine months ended September 30, 2011 and 2010, respectively, had the loans been accruing interest. The Company did not have any loans 90 or more days past due and still accruing interest as of September 30, 2011 and December 31, 2010.

The table below presents information about the Company’s new troubled debt restructurings by class of loans:

	2011			2010
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment

Nine months ended September 30:
One- to four-family residential	0	$0	$0	2	$417	$396

Total	0	$0	$0	2	$417	$396

There were no new troubled debt restructurings during the three months ended September 30, 2011 or 2010. There were also no new troubled debt restructurings within the past twelve months that subsequently defaulted.

The Company had nine troubled debt restructurings totaling $2.6 million as of September 30, 2011, all of which were one- to four-family residential mortgage loans and considered to be impaired. Eight of the nine loans are performing in accordance with their restructured terms and accruing interest at September 30, 2011. One loan was 29 days delinquent and still accruing interest at September 30, 2011. There were nine restructured one- to four-family residential mortgage loans totaling $2.6 million as of December 31, 2010 that were considered to be impaired. Eight of the nine loans were performing in accordance with their restructured terms and accruing interest as of December 31, 2010. One loan was 29 days delinquent and still accruing interest at December 31, 2010. Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers. We have no commitments to lend any additional funds to these borrowers. The troubled debt restructurings were individually evaluated for impairment and did not have a significant effect on the allowance for loan losses.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the nine months ended September 30, 2011 and 2010, the Company sold $35.3 million and $31.1 million, respectively, of residential mortgage loans held for sale and recognized gains of $374,000 and $420,000, respectively. During the three months ended September 30, 2011 and 2010, the Company sold $9.2 million and $12.4 million, respectively, of mortgage loans held for sale and recognized gains of

$138,000 and $165,000, respectively. The Company had 13 residential mortgage loans held for sale totaling $3.0 million at September 30, 2011 and 13 residential mortgage loans held for sale totaling $3.2 million at December 31, 2010. We have not had to repurchase any loans from Freddie Mac for the nine months ended September 30, 2011 and 2010.

The Company serviced loans for others of $120.8 million at September 30, 2011 and $131.6 million at December 31, 2010. Of these amounts, $7.1 million and $8.1 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at September 30, 2011 and December 31, 2010, respectively. The amount of contractually specified servicing fees earned for the nine-month periods ended September 30, 2011 and 2010 was $266,000 and $302,000, respectively. The amount of contractually specified servicing fees earned for the three-month periods ended September 30, 2011 and 2010 was $87,000 and $100,000, respectively. The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

(7)	Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts. Securities sold under agreements to repurchase are summarized as follows:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Repurchase Liability	Weighted Average Rate	Repurchase Liability	Weighted Average Rate

Maturing:
1 year or less	$40,200	4.72%	$43,900	3.53%
Over 1 year to 2 years	33,000	3.91	28,300	4.75
Over 2 years to 3 years	0	0	33,000	3.91
Over 3 years to 4 years	47,000	2.11	0	0

	$120,200	3.48%	$105,200	3.98%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at September 30, 2011. The amount at risk is the greater of the carrying value or fair value over the repurchase liability. All the agreements to repurchase are with JP Morgan Chase Bank N.A. and JP Morgan Securities LLC. The securities pledged are issued and guaranteed by U.S. government-sponsored enterprises.

(Dollars in thousands)	Carrying value of securities	Fair value of securities	Repurchase liability	Amount at risk	Weighted average months to maturity

Maturing:
Over 90 days	$137,143	$145,209	$120,200	$25,009	24

	$137,143	$145,209	$120,200	$25,009	24

(8)	Employee Benefit Plans

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

The components of net periodic benefit cost were as follows:

	SERP		SERP
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Net periodic benefit cost for the period
Service cost	$111	$155	$332	$465
Interest cost	53	89	161	266
Expected return on plan assets	0	0	0	0
Amortization of prior service cost	0	0	0	0
Recognized actuarial loss	0	0	0	0
Recognized curtailment loss	0	0	0	0

Net periodic benefit cost	$164	$244	$493	$731

(9)	Employee Stock Ownership Plan

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity. The shares committed to be released are considered outstanding for earnings per share computations. Compensation expense recognized for the three months ended September 30, 2011 and 2010 amounted to $236,000 and $212,000, respectively. Compensation expense recognized for the nine months ended September 30, 2011 and 2010 amounted to $704,000 and $677,000, respectively.

Shares held by the ESOP trust were as follows:

	September 30, 2011	December 31, 2010
Allocated shares	134,564	97,865
Unearned shares	844,086	880,785

Total ESOP shares	978,650	978,650

Fair value of unearned shares, in thousands	$16,164	$17,536

The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits. For the three months ended September 30, 2011 and 2010, we accrued $1,000 and $3,000, respectively, for the ESOP restoration plan. For the nine months ended September 30, 2011 and 2010, we accrued $159,000 and $158,000, respectively, for the ESOP restoration plan.

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

Shares of our common stock issued under the Plan shall be authorized but unissued shares. The maximum number of shares that will be awarded under the Plan will be 1,712,637 shares. Share-based compensation expense for the three months and nine months ended September 30, 2011 was $1.5 million and $3.0 million, respectively.

Stock Options

The table below presents the stock option activity for the nine months ended September 30, 2011:

	Options	Weighted average exercise price	Remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2010	871,144	$17.36	9.67	$2,221
Granted	0	0	0	0
Exercised	0	0	0	0
Forfeited	0	0	0	0
Expired	0	0	0	0

Balance at September 30, 2011	871,144	$17.36	8.92	$1,559

As of September 30, 2011, the Company had $3.5 million of unrecognized compensation costs related to stock options. The cost of stock options will be amortized in equal annual installments over the six-year vesting period. There were 179,587 options vested in the nine months ending September 30, 2011.

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

The table below presents the restricted stock award activity for the six months ended September 30, 2011:

	Restricted stock awards	Weighted average grant date fair value
Non-vested at December 31, 2010	713,600	$17.36
Granted	0	0
Vested	149,606	0
Forfeited	0	0

Non-vested at September 30, 2011	563,994	$17.36

There were 149,606 shares vested in the nine months ending September 30, 2011.

As of September 30, 2011, the Company had $9.6 million of unrecognized compensation cost related to restricted stock awards. The cost of the restricted stock awards will be amortized in equal annual installments over the six-year vesting period.

(11)	Earnings Per Share

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share data)	2011	2010	2011	2010

Net income	$2,986	$3,134	$9,371	$7,830

Weighted average number of shares used in:
Basic earnings per share	10,659,532	11,334,058	10,969,320	11,321,912
Dilutive common stock equivalents:

Stock options and restricted stock units	176,117	10,564	148,124	34,825

Diluted earnings per share	10,835,649	11,344,622	11,117,444	11,356,737

Net income per common share, basic	$0.28	$0.28	$0.85	$0.69

Net income per common share, diluted	$0.28	$0.28	$0.84	$0.69

(12)	Fair Value of Financial Instruments

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

In accordance with the Fair Value Measurements and Disclosures topic, the Company bases its fair values on the price that it would expect to receive if an asset were sold or the price that it would expect to pay to transfer a liability in an orderly transaction between market participants at the measurement date. Also as required, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements.

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

Cash and Cash Equivalents, Accrued Interest Receivable, Accounts Payable and Accrued Expenses (excluding interest rate contracts), Current Income Taxes Payable, and Advance Payments by Borrowers for Taxes and Insurance. The carrying amount approximates fair value because of the short maturity of these instruments.

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

The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. The trust preferred securities market is considered to be inactive since there have been only five sales transactions of similar rated securities over the past 21 months and no new issues of pooled trust preferred securities have occurred since 2007. The fair value of our trust preferred securities was determined by an independent third-party pricing service which used a discounted cash flow model. Our pricing service used a discount rate of 23.00% and provided a fair value estimate of $4.75 per $100 of par value for PreTSL XXIII.

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

Interest Rate Contracts. The Company may enter into interest rate lock commitments with borrowers on loans intended to be sold. To manage interest rate risk on the lock commitments, the Company may also enter into forward loan sale commitments. The interest rate lock commitments and forward loan sale commitments are treated as derivatives and are recorded at their fair value determined by referring to prices quoted in the secondary market for similar contracts. Interest rate contracts that are classified as assets are included with prepaid expenses and other assets on the consolidated balance sheet while interest rate contracts that are classified as liabilities are included with accounts payable and accrued expenses.

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

Assets

Cash and cash equivalents	$132,448	132,448	194,435	194,435
Investment securities available for sale	0	0	15,010	15,010
Investment securities held to maturity	658,574	694,996	530,555	546,844
FHLB stock	12,348	12,348	12,348	12,348
Loans held for sale	2,987	3,093	3,234	3,234
Loans receivable, net	662,734	764,118	641,790	666,339
Accrued interest receivable	4,882	4,882	4,536	4,536
Interest rate contracts	199	199	456	456

Liabilities

Deposits	$1,139,317	1,141,523	1,076,470	1,078,590
Advances from the Federal Home Loan Bank	20,000	20,637	10,000	10,274
Securities sold under agreement to repurchase	120,200	125,103	105,200	109,953
Accounts payable and accrued expenses	19,549	19,549	20,116	20,116
Interest rate contracts	178	178	314	314
Current income taxes payable	416	416	577	577
Advance payments by borrowers for taxes and insurance	2,088	2,088	3,376	3,376

At September 30, 2011 and December 31, 2010, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

September 30, 2011
Interest rate contracts – assets	$0	199	0	199
Interest rate contracts – liabilities	0	(178)	0	(178)

December 31, 2010
Interest rate contracts – assets	$0	456	0	456
Interest rate contracts – liabilities	0	(314)	0	(314)
Available-for-sale investments	0	15,010	0	15,010

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

The table below presents the balance of assets measured at fair value on a nonrecurring basis and the related gains and losses for the nine months ended September 30, 2011 and the year ended December 31, 2010:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total Gains (Losses)

September 30, 2011
Impaired loans	$0	0	2,425	2,425	1
Mortgage servicing assets	0	0	1,008	1,008	(32)

December 31, 2010
Impaired loans	$0	254	2,429	2,683	(183)
Trust preferred securities	0	0	128	128	(2,404)
Mortgage servicing assets	0	0	1,366	1,366	(64)

The fair value of impaired loans that are considered to be collateral dependent is determined using the value of collateral less estimated selling costs. The fair value of impaired loans that are not considered to be collateral dependent is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Gains and losses on impaired loans are included in the provision for loan losses in the consolidated statements of income. The fair value of trust preferred securities was determined by an independent third-party pricing service using a discounted cash flow model. The assumptions used in the discounted cash flow model are discussed above. Losses on trust preferred securities are included in net other-than-temporary impairment losses in the consolidated statements of income. Mortgage servicing assets are valued using a cash flow model prepared by an independent third-party appraiser. Assumptions used in the model include mortgage prepayment speeds, discount rates, cost of servicing and ancillary income. Losses on mortgage servicing assets are included in service fees on loan and deposit accounts in the consolidated statements of income.

(13)	Subsequent Events

On October 13, 2011, Territorial Bancorp Inc. announced that it completed its second repurchase program. The Company repurchased 581,265 shares of its common stock at an average price of $19.22 per share.

On November 3, 2011, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.09 per share of common stock. The dividend is expected to be paid on December 1, 2011 to stockholders of record as of November 17, 2011.

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

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Assets. At September 30, 2011, our assets were $1.516 billion, an increase of $72.6 million, or 5.0%, from $1.443 billion at December 31, 2010. The growth in assets was primarily the result of increases in investment securities and loans receivable, which were partially offset by a decrease in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents were $132.4 million at September 30, 2011, a decrease of $62.0 million since December 31, 2010. Cash and cash equivalents, along with the proceeds from a $62.8 million increase in deposits and a $25.0 million increase in borrowings, were primarily used to fund an increase of $113.0 million in investment securities and $20.7 million in total loans, repurchase Company shares costing $23.5 million, and pay dividends of $2.7 million to common shareholders.

Loans. Total loans, including $3.0 million of loans held for sale, were $665.7 million at September 30, 2011, or 43.9% of total assets. During the nine months ended September 30, 2011, the loan portfolio increased by $20.7 million, or 3.2%. The increase in the loan portfolio occurred as one- to four-family residential loan production exceeded principal repayments and loan sales.

Securities. At September 30, 2011, our securities portfolio totaled $658.6 million, or 43.4% of assets. At September 30, 2011, all of such securities were classified as held-to-maturity and none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as non-conforming loans having less than full documentation) loans. During the nine months ended September 30, 2011, our securities portfolio increased by $113.0 million, or 20.7%, primarily due to purchases exceeding repayments.

$15.0 million of U.S. government-sponsored mortgage-backed securities were reclassified from available-for-sale to held-to-maturity during the nine months ended September 30, 2011. Management considers the held-to-maturity classification of these securities to be appropriate as the Company has the positive intent and ability to hold these securities to maturity.

At September 30, 2011, we owned trust preferred securities with a carrying value of $32,000. This portfolio consists of two securities (PreTSL XXIII and PreTSL XXIV), which represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. The difference between the carrying value of $32,000 and the remaining amortized cost basis of $1.1 million is included as a component of accumulated other comprehensive loss, net of taxes, and is related to non-credit factors such as the trust preferred securities market being inactive.

The trust preferred securities market is considered inactive as only five sales transactions of similarly rated securities have occurred over the past 21 months. In addition, there have been no new issues of pooled trust preferred securities since 2007. Because the trust preferred securities market is inactive, we use a discounted cash flow model to determine whether they are other-than-temporarily impaired. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in trust preferred securities did not incur additional impairment during the quarter ending September 30, 2011 as the present value of cash flows exceeded the amortized cost basis of $1.1 million.

At September 30, 2011, PreTSL XXIII and XXIV are rated C by Fitch.

It is reasonably possible that the fair values of the trust preferred securities could decline in the near term if the overall economy and the financial condition of some of the issuers continue to deteriorate and the liquidity of these securities remains low. As a result, there is a risk that the Company’s amortized cost basis of $1.1 million on its trust preferred securities could become other-than-temporarily impaired in the near term. Any such impairment could be material to the Company’s consolidated statements of income.

Deposits. Deposits were $1.139 billion at September 30, 2011, an increase of $62.8 million, or 5.8%, since December 31, 2010. The increase in deposits was caused by opening two new branches and our continuing to promote higher-than-market rates for savings accounts.

Borrowings. During the nine months ended September 30, 2011, our borrowings increased by $25.0 million, or 21.7%, to $140.2 million, due to a $15.0 million net increase in securities sold under agreements to repurchase and a $10.0 million increase in Federal Home Loan Bank advances. The increase in long-term borrowings was part of the Bank’s strategy to control interest rate risk.

Stockholders’ Equity. Stockholders’ equity was $214.2 million at September 30, 2011, a decrease of $13.1 million, or 5.8%, since December 31, 2010. The decrease in stockholders’ equity occurred primarily because of the repurchase of shares costing $23.5 million and the payment of $2.7 million of dividends to shareholders. This decrease in stockholders’ equity was offset by current year’s earnings of $9.4 million and a $2.8 million increase in paid-in-capital related to stock benefit plans.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and rates, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts, and premiums that are amortized or accreted to interest income.

	For the Three Months Ended September 30,
	2011			2010
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (5)	$618,576	$8,127	5.26%	$585,520	$8,154	5.57%
Multi-family residential	6,082	97	6.38	5,012	84	6.70
Construction, commercial and other	14,512	217	5.98	16,972	260	6.13
Home equity loans and lines of credit	18,052	272	6.03	20,491	317	6.19
Other loans	5,244	85	6.48	6,112	92	6.02

Total loans	662,466	8,798	5.31	634,107	8,907	5.62
Investment securities:
U.S. government sponsored mortgage-backed securities (5)	648,645	6,907	4.26	569,364	6,371	4.48
Trust preferred securities	32	—	—	31	—	—

Total securities	648,677	6,907	4.26	569,395	6,371	4.48
Other	154,679	85	0.22	201,910	115	0.23

Total interest-earning assets	1,465,822	15,790	4.31	1,405,412	15,393	4.38
Non-interest-earning assets	51,035			50,468

Total assets	$1,516,857			$1,455,880

Interest-bearing liabilities:
Savings accounts	$776,218	$1,178	0.61%	$745,040	$1,887	1.01%
Certificates of deposit	222,619	510	0.92	222,001	653	1.18
Money market accounts	510	1	0.78	504	—	—
Checking and Super NOW accounts	106,229	11	0.04	101,128	15	0.06

Total interest-bearing deposits	1,105,576	1,700	0.62	1,068,673	2,555	0.96
Federal Home Loan Bank advances	20,001	105	2.10	9,999	54	2.16
Other borrowings	119,927	1,067	3.56	105,199	1,070	4.07

Total interest-bearing liabilities	1,245,504	2,872	0.92	1,183,871	3,679	1.24
Non-interest-bearing liabilities	48,860			46,722

Total liabilities	1,294,364			1,230,593
Stockholders’ equity	222,494			225,287

Total liabilities and stockholders’ equity	$1,516,858			$1,455,880

Net interest income		$12,918			$11,714

Net interest rate spread (2)			3.39%			3.14%
Net interest-earning assets (3)	$220,318			$221,541

Net interest margin (4)			3.53%			3.33%
Interest-earning assets to interest-bearing liabilities	117.69%			118.71%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Average balance includes loans or investments available for sale.

	For the Nine Months Ended September 30,
	2011			2010
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (5)	$614,515	$24,400	5.29%	$567,996	$23,676	5.56%
Multi-family residential	6,090	293	6.41	4,497	230	6.82
Construction, commercial and other	14,246	644	6.03	17,145	821	6.38
Home equity loans and lines of credit	18,636	850	6.08	21,062	991	6.27
Other loans	5,374	257	6.38	6,395	300	6.25

Total loans	658,861	26,444	5.35	617,095	26,018	5.62
Investment securities:
U.S. government sponsored mortgage-backed securities (5)	627,718	20,167	4.28	583,492	19,819	4.53
Trust preferred securities	32	—	—	1,176	—	—

Total securities	627,750	20,167	4.28	584,668	19,819	4.52
Other	157,126	258	0.22	174,976	290	0.22

Total interest-earning assets	1,443,737	46,869	4.33	1,376,739	46,127	4.47
Non-interest-earning assets	50,322			50,093

Total assets	$1,494,059			$1,426,832

Interest-bearing liabilities:
Savings accounts	$763,819	$3,540	0.62%	$706,694	$6,397	1.21%
Certificates of deposit	214,755	1,528	0.95	234,419	2,043	1.16
Money market accounts	587	2	0.45	25,262	12	0.06
Checking and Super NOW accounts	106,711	39	0.05	76,254	32	0.06

Total interest-bearing deposits	1,085,872	5,109	0.63	1,042,629	8,484	1.08
Federal Home Loan Bank advances	18,901	295	2.08	6,300	99	2.10
Other borrowings	115,075	3,153	3.65	106,834	3,211	4.01

Total interest-bearing liabilities	1,219,848	8,557	0.94	1,155,763	11,794	1.36
Non-interest-bearing liabilities	47,837			47,875

Total liabilities	1,267,685			1,203,638
Stockholders’ equity	226,374			223,194

Total liabilities and stockholders’ equity	$1,494,059			$1,426,832

Net interest income		$38,312			$34,333

Net interest rate spread (2)			3.39%			3.11%
Net interest-earning assets (3)	$223,889			$220,976

Net interest margin (4)			3.54%			3.33%
Interest-earning assets to interest-bearing liabilities	118.35%			119.12%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Average balance includes loans or investments available for sale.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

General. Net income decreased by $148,000, or 4.7%, to $3.0 million for the three months ended September 30, 2011 from $3.1 million for the three months ended September 30, 2010. The decrease in net income was caused by a $1.6 million increase in non-interest expense, which included $696,000 of stock benefit plan expenses which we recognized due to the death of a director. This was partially offset by an $807,000 decrease in interest expense, a $397,000 increase in interest and dividend income, a $157,000 decrease in provision for loan losses, and a $125,000 increase in non-interest income.

Net Interest Income. Net interest income increased by $1.2 million, or 10.3%, to $12.9 million for the three months ended September 30, 2011 compared to $11.7 million for the three months ended September 30, 2010. Interest expense decreased by $807,000, or 21.9%, due to a 32 basis point decrease in the average cost of interest-bearing liabilities, which was partially offset by a $61.6 million increase in the average balance of interest-bearing liabilities. Interest and dividend income increased by $397,000, or 2.6%, due primarily to a $60.4 million increase in the average balance of interest-earning assets, which was partially offset by a seven basis point decrease in the average yield on interest-earning assets. The interest rate spread and net interest margin were 3.39% and 3.53%, respectively, for the three months ended September 30, 2011, compared to 3.14% and 3.33%, respectively, for the three months ended September 30, 2010.

Interest and Dividend Income. Interest and dividend income increased by $397,000, or 2.6%, to $15.8 million for the three months ended September 30, 2011 from $15.4 million for the three months ended September 30, 2010. Interest income on investment securities increased by $536,000, or 8.4%, to $6.9 million for the three months ended September 30, 2011 from $6.4 million for the three months ended September 30, 2010. The increase in interest income on securities occurred primarily because of a $79.3 million increase in the average balance of investment securities, which was partially offset by a 22 basis point decrease in the average yield on securities. The decrease in yield occurred as higher-yielding mortgage-backed securities were repaid and the Company purchased new mortgage-backed securities that had lower yields. The decrease in yields on the mortgage-backed securities purchased occurred because of a reduction in long-term mortgage rates. Interest income on loans decreased by $109,000, or 1.2%, to $8.8 million for the three months ended September 30, 2011 from $8.9 million for the three months ended September 30, 2010. The decrease in interest income on loans occurred because of a 31 basis point decline in the average loan yield to 5.31% for the three months ended September 30, 2011. The decline in the average yield on loans occurred because of repayments on higher-yielding loans while new loans with lower yields were added to the loan portfolio. The decrease in interest income that occurred because of a decline in yield was partially offset by a $28.4 million, or 4.5%, increase in the average balance of loans as new loan originations exceeded loan repayments and loan sales.

Interest Expense. Interest expense decreased by $807,000, or 21.9%, to $2.9 million for the three months ended September 30, 2011 compared to $3.7 million for the three months ended September 30, 2010. Interest expense on deposits decreased $855,000, or 33.5%, to $1.7 million for the three months ended September 30, 2011 from $2.6 million for the three months ended September 30, 2010. During the three months ended September 30, 2011, interest expense on savings accounts and certificates of deposit declined by $709,000 and $143,000, respectively. During the three months ended September 30, 2011, the average interest rate on savings accounts and certificates of deposit decreased by 40 and 26 basis points, respectively. We lowered the rates we pay on savings accounts and certificates of deposit due to declining market interest rates.

Provision for Loan Losses. We recorded a reversal of provisions for loan losses of $39,000 for the three months ended September 30, 2011 as compared to a provision for loan losses of $118,000 for the three months ended September 30, 2010. The reversal of provisions made during the three months ended September 30, 2011 is primarily due to a $1.2 million decrease in the construction, commercial and other loan portfolio. Non-performing loans totaled $2.4 million at September 30, 2011, or 0.36% of total loans at that date, compared to $509,000 of non-performing loans at September 30, 2010, or 0.08% of total loans at that date. Non-performing loans as of September 30, 2011 and 2010 consisted primarily of one- to four-family residential real estate loans. The provisions made during the three months ended September 30, 2010 included specific reserves of $274,000 related to $368,000 of loans consisting of two one- to four-family residential real estate loans and one commercial loan. This was partially offset by the reversal of an $84,000 write down on a restructured loan that was paid off and a reduction in the general loan loss provision of $80,000 in the three months ended September 30, 2010. We experienced charge offs of $7,000 and $378,000 and recoveries of $6,000 and $94,000 for the three months ended September 30, 2011 and 2010, respectively. The allowance for loan losses to total loans was 0.23% and 0.25% at September 30, 2011 and 2010, respectively. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2011 and 2010.

Non-Interest Income. The following table summarizes changes in non-interest income between the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Change
	2011	2010	$ Change	% Change
	(In thousands)

Service fees on loan and deposit accounts	$534	$546	$(12)	(2.2)%
Income on bank-owned life insurance	245	256	(11)	(4.3)%
Gain on sale of investment securities	74	—	74	N/A
Gain on sale of loans	138	165	(27)	(16.4)%
Other	177	76	101	132.9%

Total	$1,168	$1,043	$125	12.0%

Non-interest income increased by $125,000 for the three months ended September 30, 2011. During the three months ended September 30, 2011, the Company realized gains of $74,000 from sales of securities. During the three months ended September 30, 2010, we did not sell any investment securities. Other non-interest income was $177,000 for the quarter ended September 30, 2011 compared to $76,000 for the quarter ended September 30, 2010. The increase in other non-interest income is primarily due to a $97,000 increase in commissions from the sale of non-deposit products.

Non-Interest Expense. The following table summarizes changes in non-interest expense between the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Change
	2011	2010	$ Change	% Change
	(In thousands)

Salaries and employee benefits	$6,017	$4,526	$1,491	32.9%
Occupancy	1,267	1,146	121	10.6%
Equipment	792	734	58	7.9%
Federal deposit insurance premiums	191	308	(117)	(38.0)%
Other general and administrative expenses	954	952	2	0.2%

Total	$9,221	$7,666	$1,555	20.3%

Non-interest expense rose by $1.6 million during the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Salaries and employee benefits increased for the three months ended September 30, 2011 primarily because of a $1.2 million increase in expenses accrued for the equity incentive plan that was approved by the shareholders in August 2010. Included in the $1.2 million increase in expenses is $696,000 of stock benefit plan expenses which the Company recognized when a director passed away. In addition, the Company incurred a bank-wide budgeted salary increase of approximately 2.0%, which was effective July 1, 2011.

Income Tax Expense. Income taxes were $1.9 million for the three months ended September 30, 2011, reflecting an effective tax rate of 39.1% compared to $1.8 million for the three months ended September 30, 2010, reflecting an effective tax rate of 37.0%. The increase in the effective tax rate for the three months ended September 30, 2011 is primarily due to consistent amounts of non-taxable income received from bank-owned life insurance relative to an increase in pre-tax income and adjustments made during the three months ended September 30, 2011 to reflect an increase in the estimate of taxes we will pay for the year ending December 31, 2011.

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010

General. Net income increased by $1.5 million, or 19.7%, to $9.4 million for the nine months ended September 30, 2011 from $7.8 million for the nine months ended September 30, 2010. The increase in net income was primarily caused by a $3.2 million decrease in interest expense, a $2.3 million increase in non-interest income, a $742,000 increase in interest and dividend income, and a $193,000 decrease in provision for loan losses. This was partially offset by a $3.4 million increase in non-interest expense and a $1.6 million increase in income taxes.

Net Interest Income. Net interest income increased by $4.0 million, or 11.6%, to $38.3 million for the nine months ended September 30, 2011 compared to $34.3 million for the nine months ended September 30, 2010. Interest expense decreased by $3.2 million, or 27.4%, due to a 42 basis point decrease in the average cost of interest-bearing liabilities, which was partially offset by a $64.1 million increase in the average balance of interest-bearing liabilities. Interest and dividend income increased by $742,000, or 1.6%, due primarily to a $67.0 million increase in the average balance of interest-earning assets, which was offset by 14 basis point decrease in the average yield on interest-earning assets. The interest rate spread and net interest margin were 3.39% and 3.54%, respectively, for the nine months ended September 30, 2011, compared to 3.11% and 3.33%, respectively, for the nine months ended September 30, 2010.

Interest and Dividend Income. Interest and dividend income increased by $742,000, or 1.6%, to $46.9 million for the nine months ended September 30, 2011 from $46.1 million for the nine months ended September 30, 2010. Interest income on loans increased by $426,000, or 1.6%, to $26.4 million for the nine months ended September 30, 2011 from $26.0 million for the nine months ended September 30, 2010. The increase in interest income on loans occurred because the average balance of loans grew by $41.8 million, or 6.8%, as new loan originations exceeded loan repayments and loan sales. The increase in interest income which occurred because of growth in the loan portfolio was partially offset by a 27 basis point decline in the average loan yield to 5.35% for the nine months ended September 30, 2011. The decline in the average yield on loans occurred because of repayments on higher-yielding loans while new loans with lower yields were added to the loan portfolio. In addition to the increase in interest income on loans, interest income on investment securities increased $348,000, or 1.8%, to $20.2 million for the nine months ended September 30, 2011 from $19.8 million for the nine months ended September 30, 2010. The increase in interest income on securities occurred primarily because of a $43.1 million increase in the average securities balance due to the purchase of government-sponsored mortgage-backed securities. The increase in the average securities balance was partially offset by a 24 basis point decrease in the average yield on securities. The decrease in yield occurred as higher-yielding mortgage-backed securities were repaid and the Company purchased new mortgage-backed securities that had lower yields. The decrease in yields on the mortgage-backed securities purchased occurred because of a drop in long-term mortgage rates.

Interest Expense. Interest expense decreased by $3.2 million, or 27.4%, to $8.6 million for the nine months ended September 30, 2011 compared to $11.8 million for the nine months ended September 30, 2010. Interest expense on deposits decreased $3.4 million, or 39.8%, to $5.1 million for the nine months ended September 30, 2011 from $8.5 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, interest expense on savings accounts and certificates of deposit declined by $2.9 million and $515,000, respectively. During the nine months ended September 30, 2011, the average interest rate on savings accounts and certificates of deposit decreased by 59 and 21 basis points, respectively. We lowered the rates we pay on savings accounts and certificates of deposit due to declining market interest rates and increased liquidity from principal repayments on loans and mortgage-backed securities.

Provision for Loan Losses. We recorded provisions for loan losses of $83,000 and $276,000 for the nine months ended September 30, 2011 and 2010, respectively. The provisions made during the nine months ended September 30, 2011 included $64,000 of general loan loss provisions due to the increase in non-performing loans. The provision made during the nine months ended September 30, 2010 included specific reserves of $415,000 related to $936,000 of loans consisting of four one- to four-family residential real estate loans and two commercial loans. This was partially offset by the reversal of an $84,000 write down on a restructured loan that was paid off and a reduction in general reserves of $50,000. Non-performing loans totaled $2.4 million at September 30, 2011, or 0.36% of total loans at that date, compared to $509,000 of non-performing loans at September 30, 2010, or 0.08% of total loans at that date. Non-performing loans as of September 30, 2011 and 2010 consisted primarily of one- to four-family residential real estate loans. We experienced charge offs of $62,000 and $501,000 and recoveries of $43,000 and $115,000 for the nine months ended September 30, 2011 and 2010, respectively. The allowance for loan losses to total loans was 0.23% and 0.25% at September 30, 2011 and 2010, respectively. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2011 and 2010.

Non-Interest Income. The following table summarizes changes in non-interest income between the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,		Change
	2011	2010	$ Change	% Change
	(In thousands)

Other-than-temporary impairment loss on investments, net	$—	$(2,404)	$2,404	100.0%
Service fees on loan and deposit accounts	1,690	1,834	(144)	(7.9)%
Income on bank-owned life insurance	725	765	(40)	(5.2)%
Gain on sale of investment securities	140	350	(210)	(60.0)%
Gain on sale of loans	374	420	(46)	(11.0)%
Other	588	224	364	162.5%

Total	$3,517	$1,189	$2,328	195.8%

Non-interest income rose by $2.3 million for the nine months ended September 30, 2011. We recognized a $2.4 million loss for other-than-temporary impairment on our investments in trust preferred securities during the nine months ended September 30, 2010. In the nine months ended September 30, 2011, we did not incur any other-than-temporary impairment loss on our investments. See”—Comparison of Financial Condition at September 30, 2011 and December 31, 2010—Securities” for a discussion of these securities. For the nine months ended September 30, 2011 and 2010, we recognized gains of $140,000 and $350,000, respectively, on the sale of investment securities. Other non-interest income was $588,000 for the nine months ended September 30, 2011 compared to $224,000 for the nine months ended September 30, 2010. The increase in other non-interest income is primarily due to a legal settlement of an insurance claim in the amount of $194,000 and a $162,000 increase in commissions from the sale of non-deposit products.

Non-Interest Expense. The following table summarizes changes in non-interest expense between the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,		Change
	2011	2010	$ Change	% Change
	(In thousands)

Salaries and employee benefits	$16,630	$13,533	$3,097	22.9%
Occupancy	3,714	3,428	286	8.3%
Equipment	2,366	2,184	182	8.3%
Federal deposit insurance premiums	678	898	(220)	(24.5)%
Other general and administrative expenses	2,887	2,843	44	1.5%

Total	$26,275	$22,886	$3,389	14.8%

Non-interest expense rose by $3.4 million during the nine months ended September 30, 2011. Salaries and employee benefits increased for the nine months ended September 30, 2011 primarily because of a $2.7 million increase in expenses accrued for the equity incentive plan that was approved by the shareholders in August 2010. During the nine months ended September 30, 2011, the Company recognized $696,000 of stock benefit plan expense when a director passed away. In addition, the Company incurred a bank-wide budgeted salary increase of approximately 2.0%, which was effective July 1, 2011.

Income Tax Expense. Income taxes were $6.1 million for the nine months ended September 30, 2011, reflecting an effective tax rate of 39.4% compared to $4.5 million for the nine months ended

September 30, 2010, reflecting an effective tax rate of 36.7%. The increase in the effective tax rate for the nine months ended September 30, 2011 is primarily due to consistent amounts of non-taxable income received from bank-owned life insurance relative to an increase in pre-tax income and adjustments made during the nine months ended September 30, 2011 to reflect an increase in the estimate of taxes we will pay for the year ending December 31, 2011.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan repayments, advances from the Federal Home Loan Bank of Seattle, borrowings using securities sold under agreements to repurchase, maturities and principal repayments on held-to-maturity and available-for-sale securities and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We have established an Asset/Liability Management Committee, consisting of our Chairman of the Board, President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Treasurer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2011.

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

Our most liquid asset is cash and cash equivalents. The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2011, cash and cash equivalents totaled $132.4 million. On that date, we had $20.0 million of Federal Home Loan Bank advances outstanding and $120.2 million in securities sold under agreements to repurchase outstanding, with the ability to borrow an additional $352.6 million under Federal Home Loan Bank advances.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2011, we had $26.5 million in loan commitments outstanding, most of which were for fixed-rate loans. In addition to commitments to originate loans, we had $19.0 million in unused lines of credit to borrowers as of September 30, 2011. Certificates of deposit due within one year at September 30, 2011 totaled $179.4 million, or 15.7% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2012. We believe, however, based on past experience that a portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the three months ended September 30, 2011 and 2010, we originated $41.1 million and $63.6 million of loans, respectively, and purchased $45.4 million and $51.2 million of securities, respectively. During the nine months ended September 30, 2011 and 2010, we originated $146.3 million and $141.9 million of loans, respectively, and purchased $211.3 million and $81.7 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and securities sold under agreements to repurchase. We experienced net increases in deposits of $62.8 million and $64.2 million for the nine months ended September 30, 2011 and 2010, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Seattle, which provide an additional source of funds. We also utilize securities sold under agreements to repurchase as another borrowing source. Federal Home Loan Bank advances increased by $10.0 million for the nine months ended September 30, 2011. We had the ability to borrow up to an additional $352.6 million and $351.7 million from the Federal Home Loan Bank of Seattle as of September 30, 2011 and 2010, respectively. Securities sold under agreements to repurchase increased by $15.0 million for the nine months ended September 30, 2011, compared to a decrease of $25.0 million for the nine months ended September 30, 2010. Borrowings were obtained to control interest rate risk.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2011, Territorial Savings Bank exceeded all regulatory capital requirements. Territorial Savings Bank is considered “well capitalized” under regulatory guidelines. The tables below present the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained at September 30, 2011 and December 31, 2010.

As of September 30, 2011

(Dollars in thousands)

	Required	Territorial Savings Bank
Tier 1 Capital	4%	$200,095	13.12%
Total Risk-Based Capital	8%	$201,647	39.01%
Tier 1 Risk-Based Capital	4%	$200,095	38.71%

As of December 31, 2010

(Dollars in thousands)

	Required	Territorial Savings Bank
Tier 1 Capital	4%	$202,527	14.02%
Total Risk-Based Capital	8%	$204,015	43.06%
Tier 1 Risk-Based Capital	4%	$202,527	42.75%

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

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments. Except for obtaining $10.0 million of Federal Home Loan Bank advances, $15.0 million of securities sold under agreements to repurchase and an increase of $12.5 million in certificates of deposit between December 31, 2010 and September 30, 2011, there have not been any material changes in contractual obligations and funding needs since December 31, 2010.

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

Net Portfolio Value. The Office of Thrift Supervision previously required the computation of net portfolio value or “NPV” which is the difference between the present value of an institution’s assets and liabilities. The Office of Thrift Supervision provided all institutions that filed a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with a report that measured the sensitivity of net portfolio value within a range of assumed changes in market interest rates. The Office of Thrift Supervision simulation model used a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract using the current interest rate yield curve with instantaneous increases or decreases of 100 to 300 basis points in 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. Given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared. The Office of Thrift Supervision provided us with the results of the interest rate sensitivity model using the Consolidated Maturity/Rate Schedule.

The table below presents, as of June 30, 2011, the Office of Thrift Supervision’s calculation of the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the interest rate yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent of Present Value of Assets (3)(4)
+300	$167,948	$(130,586)	(43.74)%	11.55%	(7.16)%
+200	$217,098	$(81,436)	(27.28)%	14.41%	(4.30)%
+100	$263,530	$(35,004)	(11.73)%	16.93%	(1.78)%
0	$298,534	—	—	18.71%	—
(100)	$315,357	$16,823	5.64%	19.52%	0.80%

(1)	Assumes an instantaneous uniform change in interest rates for all maturities.
(2)	NPV is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at June 30, 2011, in the event of a 200 basis point increase in interest rates, we would experience a 27.28% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 5.64% increase in net portfolio value.

In addition to the Office of Thrift Supervision’s calculations with respect to the effects of changes in interest rates on net portfolio value, we prepare our own internal calculations, which utilize a single interest rate scenario and prepayment assumption in calculating the market value of fixed- and adjustable-rate loans (compared to the Office of Thrift Supervision model, which uses an option-based pricing methodology). Our model also calculates the average life and value for core deposit intangibles that is based on a core deposit study we completed in 2009, whereas the Office of Thrift Supervision model uses a nationwide study to estimate the average life and value for core deposit intangibles. The following table presents our internal calculations of the estimated changes in our net portfolio value as of June 30, 2011 that would result from the designated instantaneous changes in the interest rate yield curve:

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent of Present Value of Assets (3)(4)
+300	$230,549	$(62,584)	(21.35)%	15.21%	(3.24)%
+200	$257,742	$(35,391)	(12.07)%	16.67%	(1.78)%
+100	$282,420	$(10,713)	(3.65)%	17.94%	(0.51)%
0	$293,133	—	—	18.45%	—
(100)	$265,116	$(28,017)	(9.56)%	16.95%	(1.50)%

(1)	Assumes an instantaneous uniform change in interest rates for all maturities.
(2)	NPV is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The Office of the Comptroller of the Currency is now our primary federal regulator. Starting with the three months ended September 30, 2011, we will not receive NPV calculations from the Comptroller of the Currency but will rely instead on our own internal model.

We believe that our interest rate risk position has not weakened between June 30, 2011 and September 30, 2011.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2011. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a) Not applicable.

(b) Not applicable.

(c) Stock Repurchases. The following table sets forth information in connection with repurchases of our shares of common stock during the third quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1) (2)

July 1, 2011 through July 31, 2011	13,097	$20.83	13,097	80,356
August 1, 2011 through August 31, 2011	103,803	20.20	80,356	—
September 1, 2011 through September 30, 2011	500,743	19.20	500,743	80,522

Total	617,643	$19.40	594,196	80,522

(1)	On September 22, 2010, our Board of Directors authorized the repurchase of up to 733,988 shares of our common stock. In accordance with this authorization, we repurchased 733,988 shares of our common stock as of September 30, 2011.
(2)	On August 26, 2011, our Board of Directors authorized the repurchase of up to 581,265 shares of our common stock. In accordance with this authorization, we had repurchased 500,743 shares of our common stock as of September 30, 2011. This repurchase authorization expires on August 15, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRITORIAL BANCORP INC.
(Registrant)

Date: November 8, 2011	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and Chief Executive Officer

Date: November 8, 2011	/s/ Melvin M. Miyamoto
Melvin M. Miyamoto
Senior Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Allan S. Kitagawa, Chairman of the Board, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Melvin M. Miyamoto, Senior Vice President and Treasurer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of Allan S. Kitagawa, Chairman of the Board, President and Chief Executive Officer, and Melvin M. Miyamoto, Senior Vice President and Treasurer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Territorial Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 8, 2011, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity, (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

101.INS	Interactive datafile	XBRL Instance Document
101.SCH	Interactive datafile	XBRL Taxonomy Extension Schema Document
101.CAL	Interactive datafile	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Interactive datafile	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Interactive datafile	XBRL Taxonomy Extension Label Linkbase
101.PRE	Interactive datafile	XBRL Taxonomy Extension Presentation Linkbase Document