Form 10-K
period 2011-12-31
Territorial Bancorp Inc.
filed 2012-03-14
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  YES    ☒  NO

The aggregate value of the voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price of the Registrant’s shares of common stock as of June 30, 2011 ($20.72) was $234.0 million.

As of February 29, 2012, there were 11,022,309 shares outstanding of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

TERRITORIAL BANCORP INC.

FORM 10-K

FORWARD-LOOKING STATEMENTS

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

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Except as may be required by law, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, internationally, nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities, if any;

•	changes in consumer spending, borrowing and savings habits;

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

PART I

ITEM 1. Business

Territorial Bancorp Inc.

Territorial Bancorp Inc. is a Maryland corporation and owns 100% of the common stock of Territorial Savings Bank. On July 10, 2009, we completed our initial public offering of common stock in connection with the mutual-to-stock conversion of Territorial Mutual Holding Company, selling 12,233,125 shares of common stock at $10.00 per share and raising $122.3 million of gross proceeds. Since the completion of our initial public offering, we have not engaged in any significant business activity other than owning the common stock of and having savings deposits in Territorial Savings Bank. At December 31, 2011, we had consolidated assets of $1.538 billion, consolidated deposits of $1.166 billion and consolidated stockholders’ equity of $214.0 million.

Our executive offices are located at 1132 Bishop Street, Suite 2200, Honolulu, Hawaii 96813. Our telephone number at this address is (808) 946-1400.

Territorial Savings Bank

Territorial Savings Bank is a federally chartered savings bank headquartered in Honolulu, Hawaii. Territorial Savings Bank was organized in 1921, and reorganized into the mutual holding company structure in 2002. Territorial Savings Bank is currently the wholly-owned subsidiary of Territorial Bancorp Inc. We provide financial services to individuals, families and businesses through our 27 banking offices located throughout the State of Hawaii.

Territorial Savings Bank’s executive offices are located at 1132 Bishop Street, Suite 2200, Honolulu, Hawaii 96813. Our telephone number at this address is (808) 946-1400.

Available Information

Territorial Bancorp Inc. is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission. These reports are on file and a matter of public record with the Securities and Exchange Commission and may be read and copied at the Securities and Exchange

Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

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

Market Area

We conduct business from our corporate offices and from our 27 full-service branch offices located throughout the State of Hawaii.

The two largest components of Hawaii’s economy are tourism and the federal government, including the military. The Hawaii Tourism Authority reported a 3.8% increase in tourists in 2011 compared to 2010. The increase in visitor arrivals is primarily due to growth in the number of visitors from the United States, Canada and Asia. Total visitor expenditures in 2011 were 15.6% higher than in 2010. There were 7.3 million visitors to the state in 2011 and total expenditures amounted to $12.581 billion. Activity in the visitor industry in 2011 was lower than the 2007 peak when visitor arrivals totaled 7.4 million with total spending of $12.626 billion.

The unemployment rate for the State of Hawaii was 6.6% in December 2011, representing an increase from a rate of 6.3% in December 2010. This rate continued to be lower than the unemployment rate for the United States, which decreased to 8.5% in December 2011 from 9.4% in December 2010. Employment in the construction industry has fallen from 39,700 jobs in late 2007 to below 25,400 jobs in November 2011. Currently, the only major construction project in progress in the state is the United States military’s $3.0 billion housing expansion project, which is expected to be completed over the next eight years. The construction phase of the City and County of Honolulu’s mass transit rail project is expected to start sometime in 2012. When the transit project starts, it will give the construction industry a major boost as the project is projected to employ 10,000 people a year over the next eight years.

The number of existing single-family homes and condominium units sold in 2011 has increased compared to 2010, but real estate prices on some islands have declined. Home prices have not declined as severely as those reported on the mainland.

On the island of Oahu, the primary real estate market in Hawaii, sales of existing single-family homes totaled 2,974 units for the year ended December 2011, a decrease of 2.7% compared to sales in

2010. The number of condominium sales, a notable portion of the overall housing market, grew by 1.3% in 2011 compared to 2010. The median price paid on Oahu for a single-family home in 2011 was $575,000, a decrease of 3.0% compared to the median price in 2010. The median price paid on Oahu for condominiums in 2011 was $300,000, a decrease of 1.6% compared to the median price in 2010.

On the island of Maui, the second largest real estate market in Hawaii, sales of existing single-family homes totaled 898 units in 2011, an increase of 9.9% compared to similar sales during 2010. The number of condominium sales increased by 1.0% in 2011 compared to 2010. The median price paid for a single-family home on Maui in 2011 was $433,500, a decrease of 5.8% compared to the median price in 2010. The median price paid on Maui for condominiums in 2011 was $310,000, a 17.9% decrease compared to the median price in 2010.

Foreclosure and bankruptcy filings fell in 2011 compared to 2010. There were 6,012 mortgage foreclosure cases in Hawaii in 2011, a 51.6% decrease from 2010. The decrease in foreclosure filings is attributed to a new Hawaii law which was intended to protect homeowners’ rights by requiring mediation in nonjudicial foreclosure cases. In 2011, there were 3,325 bankruptcy filings, a decrease of 15.9% compared to the number of filings in 2010.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in all four counties in the State of Hawaii. As of June 30, 2011 (the latest date for which information is publicly available), we ranked fifth in deposit market share (out of 11 banks and thrift institutions with offices in Hawaii) in the State of Hawaii, with a 3.76% market share. As of that date, our largest market share was in the City and County of Honolulu, where we ranked fifth in deposit market share (out of 11 banks and thrift institutions with offices in the county) with a 3.93% market share.

Lending Activities

Our primary lending activity is the origination of one- to four-family residential mortgage loans. To a much lesser extent, we also originate home equity loans and lines of credit, construction, commercial and other non-residential real estate loans, consumer loans, multi-family mortgage loans and commercial business loans.

One- to Four-Family Residential Mortgage Loans. At December 31, 2011, $654.4 million, or 93.9% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities generally up to 30 years, and to a much more limited extent, of up to 40 years and non-conforming loans with maturities of up to 50 years. There has been little demand for adjustable-rate mortgage loans in our market area.

One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which is currently $625,500 for single-family homes located in the State of Hawaii. We also originate loans above this amount, which are referred to as “jumbo loans.” These jumbo loan amounts are generally up to $1.0 million, although we do originate loans above this amount. We generally originate fixed-rate jumbo loans with terms of up to 30 years. We have not originated significant amounts of adjustable-rate jumbo loans in recent years due to customer preference for fixed-rate loans in our market area. We generally underwrite jumbo loans in a manner similar to conforming loans. Jumbo loans are not uncommon in our market area.

We will originate loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 100%. We generally require private mortgage insurance for loans with loan-to-value ratios in excess of 80%. During the year ended December 31, 2011, we originated $13.4 million of one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80%. Prior to 2010, we retained the servicing rights on the residential mortgage loans sold. In 2010, we began selling loans on a servicing-released basis. For the year ended December 31, 2011, we received servicing fees of $348,000. As of December 31, 2011, the principal balance of loans serviced for others totaled $115.3 million.

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

Home Equity Loans and Lines of Credit. In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and home equity lines of credit that are secured primarily by one- to four- residential homes. Home equity lines of credit have a maximum term of 10 years during which time the borrower is required to make payments to principal based on the amortization of 0.125% of principal outstanding per month. The borrower is permitted to draw against the line during the entire term. Our home equity lines of credit are originated with adjustable rates of interest or with fixed rates of interest that convert to adjustable rates of interest after an initial period of up to three years. Our home equity loans are originated with fixed rates of interest and with terms of up to 30 years. Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite one- to four-family residential mortgage loans. Home equity loans may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan, while lines of credit for owner-occupied properties and investment properties may be underwritten with loan-to-value ratios of 75% and 65%, respectively, when combined with the principal balance of the existing mortgage loan. We require appraisals on home equity loans and lines of credit when the aggregate loan amount exceeds 60% of the property’s tax assessed value or when the home equity loan or line of credit is $250,000 or greater. When the aggregate loan amount is below 60% of the property’s tax assessed value, the tax assessed value must be validated by the Bank’s Appraisal Department. At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral. At December 31, 2011, the outstanding balance of home equity loans totaled $8.4 million, or 1.2% of our total loan portfolio, and the outstanding balance of home equity lines of credit totaled $8.9 million, or 1.3% of our total loan portfolio.

Non-residential Real Estate Loans. Our non-residential real estate loans consist primarily of commercial real estate loans and construction loans for residential real estate projects. These loans totaled $12.7 million, or 1.8% of our loan portfolio as of December 31, 2011. The commercial real estate properties primarily include owner-occupied light industrial properties. We generally seek to originate commercial real estate loans with initial principal balances of $1.0 million or less. Loans secured by commercial real estate totaled $8.0 million, or 1.1%, of our total loan portfolio at December 31, 2011, and consisted of 14 loans outstanding with an average loan balance of approximately $570,000. All of our non-residential real estate loans are secured by properties located in our primary market area. At December 31, 2011, our largest commercial real estate loan had a principal balance of approximately $1.6 million and was secured by real property and a building which is being used as an elderly care facility. This loan was performing in accordance with its terms at December 31, 2011.

In the underwriting of commercial real estate loans, we generally lend up to the lesser of 75% of the property’s appraised value or purchase price. We base our decision to lend primarily on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 110%), computed after deduction for a vacancy factor and property expenses we deem appropriate. Personal guarantees are usually obtained from commercial real estate borrowers. We require title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property. Almost all of our commercial real estate loans are generated internally by our loan officers.

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

We also originate a limited amount of construction loans to experienced developers, almost exclusively for the construction of residential real estate projects. Construction loans are also made to individuals for the construction of their personal residences. Construction loans to individuals are generally “interest-only” loans during the construction period, and convert to permanent, amortizing loans following the completion of construction. At December 31, 2011, construction loans totaled $2.3 million, or 0.3% of total loans receivable. At December 31, 2011, the additional unadvanced portion of these construction loans totaled $1.6 million.

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

Before making a commitment to fund a construction loan, we require an appraisal of the property by a licensed appraiser. We inspect properties before disbursement of funds during the term of the construction loan.

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

Loan Originations, Purchases, Sales, Participations and Servicing. All loans that we originate are underwritten pursuant to our policies and procedures, which incorporate standard underwriting guidelines, including those of Freddie Mac and Fannie Mae, to the extent applicable. We originate both adjustable-rate and fixed-rate loans. However, in our market area, customer demand is primarily for fixed-rate loans. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Most of our one- to four-family residential mortgage loan originations are generated by our branch managers and employees located in our banking offices and our additional commissioned loan officers located in our corporate headquarters. We also advertise throughout our market area. We also receive loans from mortgage brokers, mortgage bankers and other financial institutions who work with our staff to process and close these loans. We underwrite and approve all of these loans.

Prior to 2010, we retained the servicing rights on residential mortgage loans sold. In 2010, we began selling loans on a servicing-released basis. We sell loans to assist us in managing interest rate risk. We sold $61.2 million, $45.1 million and $85.2 million of residential mortgage loans (all fixed-rate loans, with terms of 10 years or longer) during the years ended December 31, 2011, 2010 and 2009, respectively. We had 12 loans totaling $3.2 million classified as held for sale at December 31, 2011.

We sell our loans without recourse, except for normal representations and warranties provided in sales transactions. At December 31, 2011, we were servicing loans owned by others with a principal balance of $115.3 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. At December 31, 2011, substantially all of the loans serviced for Freddie Mac and Fannie Mae were performing in accordance with their contractual terms and we believe that there are no material repurchase obligations associated with these loans. We have not entered into loan participations in recent years.

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

Territorial Savings Bank also uses automated underwriting systems to review one- to four-family residential mortgage loans. We require appraisals of all real property securing one- to four-family residential real estate loans, and on property securing home equity loans and lines of credit when the aggregate loan amount exceeds 60% of the property’s tax assessed value or when the loan or line of credit is $250,000 or greater. All appraisers are licensed appraisers and all third-party appraisers are approved by the Board of Directors annually.

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

Our current investment policy does not permit investment in stripped mortgage-backed securities, complex securities and derivatives as defined in federal banking regulations and other high-risk securities. As of December 31, 2011, we held no asset-backed securities other than mortgage-backed securities. As a federal savings bank, Territorial Savings Bank is not permitted to invest in equity securities. This general restriction does not apply to Territorial Bancorp Inc.

Our current policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.

The Investments—Debt and Equity Securities topic of the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) requires that, at the time of purchase, we designate a security as either held to maturity, available-for-sale, or trading, based upon our ability and intent to hold the security until maturity. Securities available-for-sale and trading securities are reported at market value and securities held to maturity are reported at amortized cost. A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. If we do not have the intent to sell a security and it is not more likely than not that we will be required to sell a security, impairment occurs when the present value of the remaining cash flows is less than the remaining amortized cost basis. The difference between the present value of remaining cash flows and the remaining amortized cost basis is considered a credit loss. If a credit loss has occurred, impairment is recorded by writing down the value of a security to its fair market value. The difference between the write down and the credit loss is considered other comprehensive loss, which is a reduction of net worth.

Our securities held to maturity at December 31, 2011 consisted primarily of securities with the following amortized costs: $579.3 million of mortgage-backed securities, $74.5 million of collateralized mortgage obligations and $32,000 of trust preferred securities which were issued by pools of issuers consisting primarily of financial institution holding companies. At December 31, 2011, all of our mortgage-backed securities and collateralized mortgage obligations were issued by Ginnie Mae, Freddie Mac or Fannie Mae. At December 31, 2011, there were no securities classified as available-for-sale. At December 31, 2011, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Securities” for a discussion of the recent performance of our securities portfolio. The fair values of our securities are based on published or securities dealers’ market values.

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

Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. Ginnie Mae, a United States Government agency, and government sponsored enterprises, such as Fannie Mae and Freddie Mac, either guarantee the payments or guarantee the timely payment of principal and interest to investors. Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our borrowings. Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities.

Sources of Funds

General. Deposits traditionally have been our primary source of funds for our investment and lending activities. We also borrow from the Federal Home Loan Bank of Seattle and from securities dealers through securities sold under agreements to repurchase to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds. Our additional sources of funds are loan repayments, maturing investments, retained earnings, income on other earning assets and the proceeds of loan sales.

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

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, market interest rates, liquidity requirements and our deposit growth goals.

Borrowings. Our borrowings consist of funds borrowed from securities sold under agreements to repurchase and advances from the Federal Home Loan Bank of Seattle. At December 31, 2011, our securities sold under agreements to repurchase totaled $108.3 million, or 8.2% of total liabilities, and Federal Home Loan Bank advances totaled $20.0 million, or 1.5% of total liabilities. At December 31, 2011, we had access to additional Federal Home Loan Bank advances of up to $361.0 million. Advances from the Federal Home Loan Bank of Seattle are secured by our investment in the common stock of the Federal Home Loan Bank of Seattle as well as by a blanket pledge on our assets not otherwise pledged. Securities sold under agreements to repurchase are secured by mortgage-backed securities.

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

Territorial Savings Bank owns 100% of the common stock of Territorial Financial Services, Inc., a Hawaii corporation that engages primarily in insurance activities. At December 31, 2011, Territorial Savings Bank’s investment in Territorial Financial Services, Inc. was $12,000, and Territorial Financial Services, Inc. had assets of $70,000 at that date. Territorial Savings Bank also owns 100% of the common stock of Territorial Real Estate Co., Inc., an inactive Hawaii corporation that is authorized to manage and dispose of troubled real estate.

Personnel

As of December 31, 2011, we had 253 full-time employees and 10 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

Method of Accounting. For federal income tax purposes, Territorial Bancorp Inc. currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31st for filing its consolidated federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2011 and 2010, Territorial Bancorp Inc. had no alternative minimum tax credit carryforward.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. However, as a result of recent legislation, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years. At December 31, 2011 and 2010, Territorial Savings Bank had no net operating loss carryforward for federal income tax purposes.

Corporate Dividends. We may exclude from our income 100% of dividends received from Territorial Savings Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. Territorial Bancorp Inc.’s federal income tax returns have not been audited in the most recent five-year period.

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

Territorial Bancorp Inc.’s state franchise tax returns have not been audited in the most recent five-year period.

SUPERVISION AND REGULATION

General

Territorial Savings Bank is examined and supervised by the Office of the Comptroller of the Currency and is subject to examination by the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors, and not for the protection of security holders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Territorial Savings Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, governing reserves to be maintained against deposits and other matters. The Office of the Comptroller of the Currency examines Territorial Savings Bank and prepares reports for the consideration of the Bank’s Board of Directors on any operating deficiencies. Territorial Savings Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Territorial Savings Bank’s loan documents.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency or Congress, could have a material adverse impact on Territorial Bancorp Inc., Territorial Savings Bank and their operations.

Territorial Bancorp Inc., as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Federal Reserve Board. Territorial Bancorp Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), signed into law in 2010, eliminated our primary federal regulator, the Office of Thrift Supervision, by merging the Office of Thrift Supervision into the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Office of the Comptroller of the Currency assumed the responsibility for examining, regulating and enforcing laws and regulations against federal savings banks effective July 21, 2011. The legislation also established a Financial Services Oversight Council and granted the Board of Governors of the Federal Reserve System exclusive authority to regulate all bank and thrift holding companies. As a result, Territorial Bancorp Inc. became subject to supervision by the Federal Reserve Board as opposed to the Office of Thrift Supervision. Compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.

The Dodd-Frank Act also created a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators. However, institutions with $10 billion or fewer in assets, such as Territorial Savings Bank, will continue to be examined for compliance with such laws and regulations by the Office of the Comptroller of the Currency, its primary banking regulator, rather than the Consumer Financial Protection Bureau.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of the Comptroller of the Currency. Under these laws and regulations, Territorial Savings Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of investment securities and certain other assets, subject to applicable limits. Territorial Savings Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Territorial Savings Bank, including real estate investment and securities and insurance brokerage. In addition, the Dodd-Frank Act authorized the payment of interest on commercial checking accounts, effective July 21, 2011.

Capital Requirements. Federal regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank. In assessing an institution’s capital adequacy, the Office of the Comptroller of the Currency takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

At December 31, 2011, Territorial Savings Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2011, Territorial Savings Bank’s largest lending relationship with a single or related group of borrowers totaled $3.2 million, which represented 1.6% of unimpaired capital and surplus. Therefore, Territorial Savings Bank was in compliance with the loans-to-one borrower limitations.

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

Territorial Savings Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code. A savings bank that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. Additionally, the Dodd-Frank Act made noncompliance with the QTL test potentially subject to agency enforcement action for violation of law.

At December 31, 2011, Territorial Savings Bank maintained approximately 95.6% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

Capital Distributions. Office of the Comptroller of the Currency regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the savings bank’s capital account. A savings bank must file an application for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•	the savings bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or the Office of the Comptroller of the Currency-imposed condition; or

•	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Federal Reserve Board at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

The Federal Reserve Board, upon consultation with the Office of the Comptroller of the Currency, may disapprove a notice or application if:

•	the savings bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation with a federal banking regulatory agency or any formal or informal enforcement action.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution if, after making such distribution, the institution would be undercapitalized.

Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. Our primary source of liquidity to meet our short- and long-term funding needs are cash balances at the Federal Reserve Bank, savings deposits, loan repayments, loan sales, securities sold under agreements to repurchase with security dealers and borrowing lines at the Federal Home Loan Bank of Seattle. At December 31, 2011, we had $131.9 million of cash and cash equivalents. We also had the capacity to borrow up to $361.0 million from the Federal Home Loan Bank of Seattle at December 31, 2011.

Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related federal regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings bank, the Office of the Comptroller of the Currency is required to assess the savings bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice. The Community Reinvestment Act requires all Federal Deposit Insurance Corporation-insured institutions to publicly disclose their rating. Territorial Savings Bank received a satisfactory Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Office of the Comptroller of the Currency regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Board of Governors of the Federal Reserve System. An affiliate is generally a company that controls, is controlled by, or is under common control with an insured depository institution such as Territorial Savings Bank. Territorial Bancorp Inc. is an affiliate of Territorial Savings Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In addition, Office of the Comptroller of the Currency regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with nonaffiliates. The Office of the Comptroller of the Currency requires savings banks to maintain detailed records of all transactions with affiliates.

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

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

The Comptroller of the Currency has assumed the Office of Thrift Supervision’s enforcement authority under the Dodd-Frank Act regulatory restructuring.

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

Prompt Corrective Action Regulations. Under prompt corrective action regulations, the Office of the Comptroller of the Currency is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

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

Generally, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings bank’s assets at the time it was notified or deemed to be undercapitalized by the Office of the Comptroller of the Currency, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the Office of the Comptroller of the Currency notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of the Comptroller of the Currency has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The Office of the Comptroller of the Currency may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2011, Territorial Savings Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Territorial Savings Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by Federal Deposit Insurance Corporation regulations. The Federal Deposit Insurance Corporation may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

Assessment rates previously ranged from seven to 77.5 basis points of assessable deposits. The Dodd-Frank Act required the Federal Deposit Insurance Corporation to revise its procedures to base its assessments upon total assets less tangible equity instead of deposits. The Federal Deposit Insurance Corporation finalized a rule, effective April 1, 2011, that changed the assessment range to 2.5 to 45 basis points of total assets less tangible equity.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital (as of June 30, 2009), capped at ten basis points of an institution’s deposit assessment base, in order to cover losses to the Deposit Insurance Fund. We accrued $689,000 for the special assessment in the quarter ended June 30, 2009. The special assessment was paid on September 30, 2009. The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary.

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

Due to the recent difficult economic conditions, deposit insurance per account owner has been permanently raised to $250,000.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the quarter ended December 31, 2011, equaled 0.68 basis points of total assets less tangible capital.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation, and the Federal Deposit Insurance Corporation has recently exercised that discretion by establishing a long range fund ratio of 2%.

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

Federal Home Loan Bank System. Territorial Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Seattle, Territorial Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2011, Territorial Savings Bank held $12.3 million of capital stock in the Federal Home Loan Bank of Seattle and was in compliance with this requirement.

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

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	fair lending laws;

•	Unfair or Deceptive Acts or Practices (“UDAP”) laws and regulations;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

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

Holding Company Regulation

General. Territorial Bancorp Inc. is a nondiversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, Territorial Bancorp Inc. is registered with the Federal Reserve Board and subject to Federal Reserve Board regulations, examinations, supervision and reporting requirements. In addition, the Federal Reserve Board has enforcement authority over Territorial Bancorp Inc. and its subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Dodd-Frank Act regulatory restructuring transferred the responsibility for regulating and supervising savings and loan holding companies from the Office of Thrift Supervision to the Federal Reserve Board, effective July 21, 2011.

Permissible Activities. The business activities of Territorial Bancorp Inc. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. The Dodd-Frank Act added that any savings and loan holding company that engages in activities permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations.

Federal law prohibits a savings and loan holding company, including Territorial Bancorp Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

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

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances, such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend. The guidance also provides for prior regulatory review where the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also provides for regulatory review prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction in the amount of such equity instruments outstanding as of the end of a quarter compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of Territorial Bancorp Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as the Company unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the company’s directors, or a determination by the regulator that the acquiror has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, as is the case with Territorial Bancorp Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

Federal Securities Laws

Territorial Bancorp Inc.’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Territorial Bancorp Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Territorial Bancorp Inc. common stock held by persons who are affiliates (generally officers, directors and principal shareholders) of Territorial Bancorp Inc. may not be resold without registration unless sold in accordance with certain resale restrictions. If Territorial Bancorp Inc. meets specified current public information requirements, each affiliate of Territorial Bancorp Inc. is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. We have prepared policies, procedures and systems designed to ensure compliance with the Sarbanes-Oxley Act and related regulations.

ITEM 1A.	Risk Factors

Historically low interest rates may adversely affect our net interest income and profitability.

During the past three years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has been one factor contributing to the increase in our interest rate spread as interest rates decreased. However, our ability to lower our interest expense will be limited since our cost of funds at December 31, 2011 is relatively low while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve Board has recently indicated its intention to maintain low interest rates until at least late 2014. Accordingly, our net interest income may be adversely affected and may even decrease, which may have an adverse effect on our profitability.

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

As a result of our focus on one- to four-family residential real estate loans and the low demand for adjustable-rate loans in our market area, the interest rates we earn on our loans are generally fixed for long periods of time. Additionally, many of our securities investments are of long maturities with fixed interest rates. Like many savings institutions, our focus on deposit accounts as a source of funds, which have no stated maturity date or shorter contractual maturities than loans, results in our liabilities having a shorter duration than our assets. For example, as of December 31, 2011, 90.2% of our loans had maturities of 15 years or longer, while 82.2% of our certificates of deposits had maturities of one year or less. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets, such as loans and investments, may not increase as rapidly as the interest paid on our liabilities, such as deposits. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities, thereby requiring us to reinvest these cash flows at lower interest rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2011, the fair value of our investment in held-to-maturity securities totaled $687.3 million. Net unrealized gains on these securities totaled $33.7 million at December 31, 2011.

At December 31, 2011, our “rate shock” analysis indicated that our net portfolio value (the difference between the present value of our assets and the present value of our liabilities) would decrease by $21.4 million if there was an instantaneous 200 basis point increase in market interest rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Our lending activities provide lower interest rates than financial institutions that originate more commercial loans.

Our principal lending activity consists of originating one- to four-family residential real estate mortgage loans. As of December 31, 2011, these loans totaled $654.4 million, or 93.9% of total loans as of that date. We originate our loans with a focus on limiting credit risk and not to generate the highest return or create the greatest difference between our cost of funds and the yield on our interest-earning assets (interest rate spread).

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

We owned shares of trust preferred securities with an adjusted cost basis of $32,000, and a fair value of $259,000 at December 31, 2011. The trust preferred securities are debt obligations issued by two issuer pools (Preferred Term Securities XXIII, Ltd. co-marketed by Keefe, Bruyette & Woods, Inc. and FTN Financial Capital Markets (“PreTSL XXIII”) and Preferred Term Securities XXIV, Ltd. co-marketed by Keefe, Bruyette & Woods, Inc. and FTN Financial Capital Markets (“PreTSL XXIV”)), consisting primarily of holding companies for Federal Deposit Insurance Corporation-insured financial institutions.

Each of these securities is a Class D security, and was originated with a credit rating of BBB. As of December 31, 2011, both PreTSL XXIII and PreTSL XXIV were rated C by Fitch. We recognized a pre-tax loss for other-than-temporary impairment of $2.5 million on PreTSL XXIV for the year ended December 31, 2008. In addition, effective January 1, 2009, the cumulative effect of our adoption of revisions to the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) resulted in the reclassification of $1.5 million of securities impairment from retained earnings to accumulated other comprehensive loss. In subsequent quarters, we determined that PreTSL XXIV was other-than-temporarily impaired and recorded an additional impairment charge of $1.0 million in 2009, of which $3.5 million was a credit loss recorded through our income statement as a charge to non-interest income, and $2.5 million was recorded as a decrease to other comprehensive loss. The $3.5 million impairment charge for 2009 includes the $2.5 million that was previously reflected as a charge against income in the last quarter of 2008. Due to revisions in accounting pronouncements, we were required to once again charge income in the amount of $2.5 million for the year ended December 31, 2009 for the same security. PreTSL XXIV has a book value of $0.

Our investment in PreTSL XXIII was determined to be other-than temporarily impaired as the present value of cash flows was lower than the amortized cost basis of the security. We recorded an impairment charge of $2.4 million in the year ended December 31, 2010. When the impairment charge of $2.4 million on PreTSL XXIII was recorded, the security was written down to its fair value of $32,000. The $1.1 million difference between the original outstanding principal balance of $3.5 million and the impairment charge of $2.4 million was reported as other comprehensive loss and is related to noncredit factors such as an inactive trust preferred securities market.

It is reasonably possible that the fair value of PreTSL XXIII could decline in the near term if the overall economy and the financial condition of some of the issuers continue to deteriorate and the liquidity of these securities remains low. As a result, there is a risk that the Company’s remaining amortized cost basis of $1.1 million in PreTSL XXIII could be credit-related other-than-temporarily impaired in the near term. The impairment could be material to the Company’s consolidated statement of income.

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

For the year ended December 31, 2011, we received no interest payments on the trust preferred securities. The continued failure of the trust preferred issuers to make interest payments for any quarter will reduce our earnings during that quarter.

The following table sets forth information with respect to these securities as of December 31, 2011:

Pool Deal Name	Book Value	Fair Value	Unrealized Gain	Credit Rating	Number of Financial Institutions in Pool	Deferrals and Defaults as a % of Collateral	Excess Subordination (1)
(Dollars in Thousands)
PreTSL XXIII	$32	$259	$227	C	109	26.8%	$0
PreTSL XXIV	$0	$0	$0	C	79	35.8%	$0

(1)	Estimated present value of future cash flows in excess of amortized cost basis, assuming that 50% of the security collateral is called in the 10th year following issuance.

We have been negatively affected by current market and economic conditions. A continuation or worsening of these conditions could adversely affect our operations, financial condition and earnings.

Recent economic conditions have resulted in continued uncertainty in the financial markets and continued expectations of weak general economic conditions. The resulting economic pressure on consumers and businesses has adversely affected our business, financial condition and results of operations. The credit quality of loan and investment securities portfolios has deteriorated at many financial institutions and the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Financial companies’ stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. A continuation or worsening of these conditions could result in reduced loan demand and further increases in loan delinquencies, loan losses, loan loss provisions, costs associated with monitoring delinquent loans and disposing of foreclosed property, and otherwise negatively affect our operations, financial condition and earnings. Further, a decline in the stock market in general, or for stock of financial institutions and their holding companies, could affect our stock performance.

The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to us and general economic conditions that we are not able to predict.

On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank. These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to us, and could exacerbate the other risks to which we are subject, including those described above.

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

The potential exists for additional federal or state laws and regulations, or changes in policy, regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Bank regulatory agencies, such as the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws, regulations, and other regulatory changes may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws, regulations and other regulatory changes may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability. Federal and state proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.

The Federal Home Loan Bank of Seattle has entered into a consent order with the Federal Housing Finance Agency. If our investment in the Federal Home Loan Bank of Seattle is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholders’ equity could decrease.

We own common stock of the Federal Home Loan Bank of Seattle. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Seattle’s advance program. The aggregate cost and fair value of our Federal Home Loan Bank of Seattle common stock as of December 31, 2011 was $12.3 million based on its par value. There is no market for our Federal Home Loan Bank of Seattle common stock.

On October 25, 2010, the Federal Home Loan Bank of Seattle entered into a consent order with the Federal Housing Finance Agency (“FHFA”), which requires the Federal Home Loan Bank of Seattle to take certain specified actions related to its business and operations. Following the filing of the Federal Home Loan Bank of Seattle’s second quarter 2011 quarterly report on Form 10-Q with the Securities and Exchange Commission, and once the Federal Home Loan Bank of Seattle reaches and maintains certain thresholds, the bank may begin repurchasing member capital stock at par. Further, the Federal Home Loan Bank of Seattle may again be in position to redeem certain capital stock from members and begin paying dividends once the bank:

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

Non-residential real estate loans and commercial business loans increase our exposure to credit risks.

At December 31, 2011, our portfolio of commercial real estate, construction and other non-residential real estate loans totaled $12.7 million, or 1.8% of total loans. In addition, at December 31, 2011, our portfolio of commercial business loans totaled $3.9 million, or 0.6% of total loans. These loans generally expose us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans.

We target our business lending and marketing strategy towards small- to medium-sized businesses. These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions adversely affect these businesses, our results of operations and financial condition may be negatively impacted. In addition, some of our commercial business loans are collateralized by a security interest in furniture, fixtures and equipment and the liquidation of collateral in the event of default is often an insufficient source of repayment because the collateral may have limited use or value.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was 0.2% of total loans at December 31, 2011, material additions to our allowance could materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

Our employee stock ownership plan may continue to increase our costs, which would reduce our income.

Our employee stock ownership plan purchased 8% of the total shares of common stock sold in our stock offering using funds borrowed from Territorial Bancorp Inc. We record annual employee stock ownership plan expense in an amount equal to the fair value of the shares of common stock released to employees over the term of the loan. If the value of the shares of common stock continues to appreciate up to the time shares are released, compensation expense relating to the employee stock ownership plan will increase and our net income will decline.

Our 2010 Equity Incentive Plan will increase our expenses and reduce our income, and may dilute your ownership interests.

In August 2010, our stockholders approved the Territorial Bancorp Inc. 2010 Equity Incentive Plan. Stockholders approved the issuance of 736,434 shares of common stock pursuant to restricted stock and the issuance of 976,203 shares of common stock pursuant to stock options. During 2011, we recognized $3.5 million in non-interest expense relating to this stock benefit plan that includes $696,000 of expenses, which the Company recognized when a director passed away. Except for the expenses related to the director who passed away, we expect to incur similar expenses in the future. The actual amount of future expenses may be greater on an annual basis.

We may fund the 2010 Equity Incentive Plan either through open market purchases or from the issuance of authorized but unissued shares of common stock. Our ability to repurchase shares of common stock to fund this plan will be subject to many factors, including, but not limited to, applicable regulatory restrictions on stock repurchases, the availability of stock in the market, the trading price of the stock, our capital levels, alternative uses for our capital and our financial performance. Our intention is to fund the plan through open market purchases and we have repurchased 1,336,975 shares as of December 31, 2011. However, stockholders would experience a reduction in ownership interest in the event newly issued shares of our common stock are used to fund stock options and shares of restricted common stock beyond the shares we have already repurchased.

Concentration of loans in our primary market area, which has recently experienced an economic downturn, may increase risk.

Our success depends primarily on the general economic conditions in the State of Hawaii, as nearly all of our loans are to customers in the state. Accordingly, the local economic conditions in the State of Hawaii have a significant impact on the ability of borrowers to repay loans as well as our ability to originate new loans. As such, a decline in real estate valuations in this market would lower the value of the collateral securing those loans. In addition, significant weakening in general economic conditions such as inflation, recession, unemployment or other factors beyond our control could negatively affect our financial results.

The number of existing single-family homes and condominium units sold in 2011 have increased compared to 2010 but real estate prices on some islands have declined. Home prices have not declined as severely as those reported on the mainland.

On the island of Oahu, the primary real estate market in Hawaii, sales of existing single-family homes totaled 2,974 units for the year ended December 31, 2011, a decrease of 2.7% compared to sales in 2010. The number of condominium sales, a notable portion of the overall housing market, grew by 1.3% in 2011 compared to 2010. The median price paid on Oahu for a single-family home in 2011 was $575,000, a decrease of 3.0% compared to the median price in 2010. The median price paid on Oahu for condominiums in 2011 was $300,000, a decrease of 1.6% compared to the median price in 2010.

On the island of Maui, the second largest real estate market in Hawaii, sales of existing single-family homes totaled 898 units in 2011, an increase of 9.9% compared to similar sales during 2010. The number of condominium sales increased by 1.0% in 2011 compared to 2010. The median price paid for a single-family home on Maui in 2011 was $433,500, a decrease of 5.8% compared to the median price in 2010. The median price paid on Maui for condominiums in 2011 was $310,000, a 17.9% decrease compared to the median price in 2010.

Foreclosure and bankruptcy filings fell in 2011 compared to 2010. There were 6,012 mortgage foreclosure cases in Hawaii in 2011, a 51.6% decrease from 2010. The decrease in foreclosure filings is attributed to a new Hawaii law that was intended to protect homeowners’ rights by requiring mediation in nonjudicial foreclosure cases. In 2011, there were 3,325 bankruptcy filings, a decrease of 15.9% compared to the number of filings in 2010.

Our local economy relies heavily on the tourism industry. Downturns in this industry could affect our operations and results.

Tourism is one of the two largest components of Hawaii’s economy. The Hawaii Tourism Authority reported visitor arrivals and visitor spending grew by 3.8% and 15.6%, respectively, in 2011 compared to 2010. A downturn in the tourism industry, and the related loss of jobs or operating income for businesses, could have a significant impact on our ability to originate loans, and the ability of borrowers to repay loans, either of which could adversely affect our financial condition and results of operations.

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

Because all of our offices are located in the State of Hawaii, severe weather or natural disasters, such as tsunamis, hurricanes and earthquakes and other adverse external events, could have a significant effect on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Natural disasters, like the tsunami that occurred in Japan in 2011, could have an impact on the visitor industry in Hawaii. Accordingly, the occurrence of any such severe weather or natural disaster event could have a material adverse effect on our business, which, in turn, could adversely affect our financial condition and results of operations.

Financial reform legislation has, among other things, eliminated the Office of Thrift Supervision, tightened capital standards and created a new Consumer Financial Protection Bureau and will result in new laws and regulations that are expected to increase our costs of operations.

In 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

As a result of the Dodd-Frank Act, the Office of the Comptroller of the Currency became the primary federal regulator for federal thrifts (replacing the Office of Thrift Supervision), and the Board of Governors of the Federal Reserve System now supervises and regulates all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including Territorial Bancorp Inc.

Effective July 21, 2011, a provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-earning checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse effect on our interest expense.

The Dodd-Frank Act also broadened the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The Dodd-Frank Act requires publicly-traded companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Banks and savings institutions with $10 billion or less in assets, like Territorial Savings Bank, will be examined by their applicable bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Our ability to originate mortgage loans may be adversely affected by the restructuring of Freddie Mac and Fannie Mae.

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

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, these security measures may not be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

We mitigate this risk through guidance promulgated for all financial institutions by the Federal Financial Institutions Examination Council and the regulations issued under the Gramm-Leach-Bliley Act. This guidance also requires our core data processor to meet these standards. We regularly self-audit or review exams from auditors as well as federal banking regulators to assure that these standards are being met, internally as well by our important data processing vendors. We also implemented firewall and other internal controls to protect our systems from compromise.

Nevertheless, our system could be compromised and it is possible that significant amounts of time and money may be spent to rectify the harm caused by a breach or hack. While we have general liability insurance and cyber liability insurance, we know there are limitations on coverage as well as dollar amount. Furthermore, cyber incidents carry a greater risk of injury to our reputation. Finally, depending on the type of incident, banking regulators can impose restrictions on our business and consumer laws may require reimbursement of customer loss.

Our stock value may be negatively affected by federal regulations that restrict takeovers.

For three years following our stock offering, federal banking regulations prohibit any person from acquiring or offering to acquire more than 10% of our common stock without the prior written approval of the Office of the Comptroller of the Currency.

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

Recent legislative proposals in the State of Hawaii would increase taxes and other expenses paid by companies like Territorial Bancorp Inc., including increased taxes on banks and other financial corporations, the application of excise taxes on proceeds from bank-owned life insurance, and the imposition of other fees on financial institutions. If adopted, these proposals would increase our taxes and other non-interest expenses and reduce our net income.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

We operate from our corporate office in Honolulu, Hawaii, and from our 27 full-service branches located in the State of Hawaii. The net book value of our premises, land and equipment was $5.5 million at December 31, 2011. The following table sets forth information with respect to our full-service banking offices, including the expiration date of leases with respect to leased facilities.

AINA HAINA Aina Haina Shopping Center 820 West Hind Drive Honolulu, Oahu 96821 4/30/2021	KAILUA 19 Oneawa Street Kailua, Oahu 96734	KAUAI Kukui Grove Shopping Center 4393 Kukui Grove Street Lihue, Kauai 96766 2/28/2013	PEARL CITY Pearl City Shopping Center 850 Kamehameha Highway Pearl City, Oahu 96782 9/22/2014

ALA MOANA CENTER 1450 Ala Moana Boulevard Honolulu, Oahu 96814 12/31/2017	KAIMUKI 1108 12th Avenue Honolulu, Oahu 96816 12/31/2018	KIHEI Azeka Shopping Center 1279 South Kihei Road Kihei, Maui 96753 1/31/2019	PEARLRIDGE 98-084 Kamehameha Highway Aiea, Oahu 96701 6/30/2022

DOWNTOWN 1000 Bishop Street Honolulu, Oahu 96813 12/31/2020	KALIHI-KAPALAMA 1199 Dillingham Boulevard Honolulu, Oahu 96817 8/31/2012	KONA Crossroads Shopping Center 75-1027 Henry Street Kailua-Kona, Hawaii 96740 8/31/2015	PIIKOI 1159 South Beretania Street Honolulu, Oahu 96814 12/31/2020

HAWAII KAI Hawaii Kai Shopping Center 377 Keahole Street Honolulu, Oahu 96825 9/30/2013	KAMEHAMEHA SHOPPING CENTER 1620 North School Street Honolulu, Oahu 96817 9/30/2015	LAHAINA Old Lahaina Center 170 Papalaua Street Lahaina, Maui 96761 3/31/2013	SALT LAKE Salt Lake Shopping Center 848 Ala Lilikoi Street Honolulu, Oahu 96818 1/31/2016

HILO Waiakea Center 315 Makaala Street Hilo, Hawaii 96720 12/31/2018	KANEOHE 46-005 Kawa Street Kaneohe, Oahu 96744 12/31/2014	McCULLY 1111 McCully Street Honolulu, Oahu 96826 5/31/2013	WAIPAHU Waipahu Town Center 94-050 Farrington Highway Waipahu, Oahu 96797 12/31/2014

KAHALA 4819 Kilauea Avenue Honolulu, Oahu 96816 3/16/2015	KAPAHULU Kilohana Square 1016 Kapahulu Avenue Honolulu, Oahu 96816 11/14/2013	MILILANI Town Center of Mililani 95-1249 Meheula Parkway Mililani, Oahu 96789 10/11/2014	WAIPIO Laniakea Plaza 94-1221 Ka Uka Boulevard Waipahu, Oahu 96797 9/30/2016

KAHULUI Kaahumanu Center 275 W. Kaahumanu Avenue Kahului, Maui 96732 12/31/2019	KAPOLEI Ace Center at Kapolei 480 Kamokila Boulevard Kapolei, Oahu 96707 7/31/2014	NUUANU Nuuanu Shopping Center 1613 Nuuanu Avenue Honolulu, Oahu 96817 7/22/2016

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. Except as previously disclosed, at December 31, 2011, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market, Holder and Dividend Information. Our common stock is traded on the NASDAQ Global Select Market under the symbol “TBNK.” The approximate number of holders of record of Territorial Bancorp Inc.’s common stock as of February 29, 2012 was 1,334. Certain shares of Territorial Bancorp Inc. are held in “nominee” or “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market and dividend information for Territorial Bancorp Inc.’s common stock for the two years ended December 31, 2011. The following information with respect to high and low closing prices was provided by the NASDAQ Global Select Market.

	High	Low	Dividends Declared Per Share
Year Ended December 31, 2011
Quarter ended December 31, 2011	$20.31	$18.87	$0.09
Quarter ended September 30, 2011	$21.29	$18.96	$0.09
Quarter ended June 30, 2011	$20.72	$19.27	$0.09
Quarter ended March 31, 2011	$20.25	$18.91	$0.07

Year Ended December 31, 2010
Quarter ended December 31, 2010	$20.19	$16.74	$0.07
Quarter ended September 30, 2010	$19.04	$16.57	$0.07
Quarter ended June 30, 2010	$20.66	$18.22	$0.05
Quarter ended March 31, 2010	$21.17	$17.72	$0.05

Dividend payments by Territorial Bancorp Inc. are dependent on dividends it receives from Territorial Savings Bank, because Territorial Bancorp Inc. has no source of income other than dividends from Territorial Savings Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by Territorial Bancorp Inc. and interest payments with respect to Territorial Bancorp Inc.’s loan to the Employee Stock Ownership Plan. See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Distributions” and “—Holding Company Regulation—Dividends and Stock Repurchases.”

(b) Sales of Unregistered Securities. Not applicable.

(c) Use of Proceeds. Not applicable.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(e) Stock Repurchases. The following table sets forth information in connection with repurchases of our shares of common stock during the fourth quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1) (2)
October 1, 2011 through October 31, 2011	80,522	$19.39	80,522	0
December 1, 2011 through December 31, 2011	21,722	19.68	21,722	530,278

Total	102,244	$19.45	102,244	530,278

(1)	On August 26, 2011, our Board of Directors authorized the repurchase of up to 581,265 shares of our common stock. In accordance with this authorization, we had repurchased 581,265 shares of our common stock as of December 31, 2011.
(2)	On December 9, 2011, our Board of Directors authorized the repurchase of up to 552,000 shares of our common stock. In accordance with this authorization, we had repurchased 21,722 shares of our common stock as of December 31, 2011. This repurchase authorization expires on August 15, 2012. We have entered into a 10b5-1 plan with respect to our stock repurchase plan.

(f) Stock Performance Graph. Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on our shares of common stock between July 13, 2009 and December 31, 2011, (b) the cumulative total return on stocks included in the Total Return Index for the NASDAQ Stock Market (US) over such period, and (c) the cumulative total return on stocks included in the NASDAQ Bank Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that the Company’s stock performance will continue in the future with the same or similar trend depicted in the graph. The Company will not make or endorse any predictions as to future stock performance.

	Period Ending
Index	07/13/09	12/31/09	06/30/10	12/31/10	06/30/11	12/31/11
Territorial Bancorp Inc.	100.00	120.41	127.06	134.55	141.17	135.79
SNL Bank and Thrift	100.00	114.18	112.89	127.47	117.96	99.12
NASDAQ Composite	100.00	127.12	118.71	150.19	157.72	149.00

ITEM 6.	Selected Financial Data

The following selected consolidated financial and other data has been derived, in part, from the consolidated financial statements and notes appearing elsewhere in this annual report.

	At December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Financial Condition Data:

Total assets	$1,537,571	$1,443,412	$1,389,612	$1,224,446	$1,162,018
Cash and cash equivalents	131,937	194,435	135,953	11,216	19,755
Investment securities held to maturity	653,871	530,555	598,394	527,767	538,025
Loans receivable, net	688,095	641,790	597,700	633,160	554,795
Bank owned life insurance	30,234	29,266	28,249	27,107	26,068
Federal Home Loan Bank of Seattle stock, at cost	12,348	12,348	12,348	12,348	12,348
Deposits	1,166,116	1,076,470	1,014,668	923,914	892,316
Federal Home Loan Bank of Seattle advances	20,000	10,000	0	35,791	72,000
Securities sold under agreements to repurchase	108,300	105,200	130,200	115,200	55,200
Subordinated debentures	0	0	0	24,221	24,199
Stockholders’ equity	213,961	227,359	219,671	99,381	92,479

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Operating Data:

Interest and dividend income	$62,733	$61,115	$61,525	$61,220	$60,947
Interest expense	11,285	14,828	19,984	25,247	32,368

Net interest income	51,448	46,287	41,541	35,973	28,579
Provision for loan losses	418	345	1,198	149	25

Net interest and dividend income after provision for loan losses	51,030	45,942	40,343	35,824	28,554
Non-interest income	5,111	2,128	2,505	2,173	3,876
Non-interest expense	34,654	31,530	29,545	27,003	24,047

Income before income taxes	21,487	16,540	13,303	10,994	8,383
Income taxes	8,698	5,512	4,639	3,794	2,615

Net income	$12,789	$11,028	$8,664	$7,200	$5,768

	At or For the Years Ended December 31,
	2011	2010	2009	2008	2007
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.85%	0.77%	0.66%	0.60%	0.48%
Return on average equity (ratio of net income to average equity)	5.72%	4.91%	5.50%	7.37%	6.35%
Interest rate spread (1)	3.41%	3.14%	3.04%	2.95%	2.25%
Net interest margin (2)	3.55%	3.35%	3.26%	3.14%	2.48%
Efficiency ratio (3)	61.27%	65.12%	67.08%	70.79%	74.09%
Non-interest expense to average total assets	2.31%	2.20%	2.24%	2.25%	2.01%
Average interest-earning assets to average interest-bearing liabilities	118.21%	119.19%	114.30%	108.71%	108.16%
Average equity to average total assets	14.91%	15.69%	11.93%	8.15%	7.58%
Basic earnings per share (4)	$1.19	$0.97	$0.77	N/A	N/A
Diluted earnings per share (4)	$1.17	$0.97	$0.77	N/A	N/A
Dividend payout ratio	29.06%	24.74%	N/A	N/A	N/A

Asset Quality Ratios:
Non-performing assets to total assets	0.22%	0.06%	0.05%	0.02%	0.01%
Non-performing loans to total loans	0.42%	0.12%	0.09%	0.02%	0.02%
Allowance for loan losses to non-performing loans	52.65%	184.16%	323.27%	603.36%	724.53%
Allowance for loan losses to total loans	0.22%	0.23%	0.28%	0.14%	0.14%

Capital Ratios (bank-level only):
Total capital (to risk-weighted assets)	38.76%	43.06%	37.18%	24.97%	25.33%
Tier I capital (to risk-weighted assets)	38.47%	42.75%	36.85%	24.82%	25.17%
Tier I capital (to total assets)	13.07%	14.02%	13.67%	9.89%	9.83%

Other Data:
Number of full service offices	27	26	25	24	24
Full time equivalent employees	258	252	256	250	244

(1)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	The number of shares for the year ended 2009 are calculated from the effective date of July 10, 2009 to the period end.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The objective of this section is to help readers understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in the annual report.

Overview

We have historically operated as a traditional thrift institution. The significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit accounts, securities sold under agreements to repurchase and Federal Home Loan Bank advances. This has resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets.

We have continued our focus on originating one- to four-family residential real estate loans. Our emphasis on conservative loan underwriting has resulted in low levels of non-performing assets at a time when many financial institutions are experiencing significant asset quality issues. Our non-performing assets totaled $3.3 million, or 0.22% of total assets at December 31, 2011, compared to $808,000, or 0.06% of total assets at December 31, 2010, and $679,000, or 0.05% of total assets at December 31, 2009. As of December 31, 2011, non-performing assets included nine mortgage loans for $2.5 million and two real estate owned totaling $408,000. Our non-performing loans and loss experience has enabled us to maintain a relatively low allowance for loan losses in relation to other peer institutions and correspondingly resulted in low levels of provisions for loan losses. Our provisions for loan losses were $418,000, $345,000 and $1.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Other than our loans for the construction of one- to four-family residential homes, we do not offer “interest only” mortgage loans on one- to four-family residential properties (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (traditionally defined as non-conforming loans having less than full documentation). We also do not own any private label mortgage-backed securities that are collateralized by Alt-A, low or no documentation or subprime mortgage loans.

Our operations in recent years have been affected by our efforts to manage our interest rate risk position. In 2009, we obtained $15.0 million of long-term, fixed-rate securities sold under agreements to repurchase, purchased $91.4 million of shorter-duration mortgage-backed securities, sold $85.2 million of fixed-rate mortgage loan originations and raised $122.3 million of capital in a stock conversion to reduce our interest rate risk. In 2010, we obtained an additional $10.2 million of shorter-duration mortgage-backed securities, sold $45.1 million of fixed-rate mortgage loan production and obtained $10.0 million of long-term, fixed-rate borrowings. In 2011, we sold $61.2 million of fixed-rate mortgage loan production and obtained $57.0 million of long-term, fixed-rate borrowings. See “—Management of Market Risk” for a discussion of all of the actions we took in 2009, 2010 and 2011 in managing interest rate risk.

All of the Bank’s mortgage-backed securities and collateralized mortgage obligations have been issued by Freddie Mac, Fannie Mae or Ginnie Mae, U.S. government-sponsored enterprises. These agencies guarantee the payment of principal and interest on the Bank’s mortgage-backed securities. We do not own any preferred stock issued by Fannie Mae or Freddie Mac. As of December 31, 2011, our borrowing capacity at the Federal Home Loan Bank of Seattle was $361.0 million compared to $350.3 million at December 31, 2010.

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies:

Allowance for Loan Losses. We maintain an allowance for loan losses at an amount estimated to equal all credit losses incurred in our loan portfolio that are both probable and reasonable to estimate at a balance sheet date. We establish specific allowances for impaired loans, and general allowances for the remaining loans in our loan portfolio. To estimate credit losses on impaired loans (in accordance with the

Receivables topic of the FASB ASC), we evaluate numerous factors, as described below in “—Allowance for Loan Losses.” Based on our estimate of the level of allowance for loan losses required, we record a provision for loan losses to maintain the allowance for loan losses at an amount that provides for all losses that are both probable and reasonable to estimate.

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

Securities Impairment. We periodically perform analyses to determine whether there has been an other-than-temporary decline in the value of our securities. Our held-to-maturity securities consist primarily of debt securities for which we have a positive intent and ability to hold to maturity, and are carried at amortized cost. Our available-for-sale securities are carried at fair value. We conduct a quarterly review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, we would adjust the cost basis of the security by writing down the security for any credit losses through a charge on the income statement. The market values of our securities are affected by changes in interest rates as well as shifts in the market’s perception of the issuers. The fair value of investment securities is usually based on quoted market prices or dealer quotes. However, if there are no observable market inputs (for securities such as trust preferred securities), we estimate the fair value using unobservable inputs. We obtain estimates of the fair value of trust preferred securities from pricing services which discount projected cash flows using a risk-adjusted discount rate in accordance with the Fair Value Measurements and Disclosures topic of the FASB ASC.

On April 9, 2009, the Financial Accounting Standards Board revised the Investments—Debt and Equity Securities and the Fair Value Measurements topics of the FASB ASC. The revisions amend the other-than-temporary impairment guidance for U.S. GAAP for debt securities to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in a company’s financial statements. Before these recent revisions, to conclude that an impairment was not other than temporary, an entity was required, among other considerations, to assert that it had the intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 5M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities,” and other authoritative literature. As a result of these recent revisions, an entity should assess whether the entity (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery (for example, if its cash or working capital requirements or contractual or regulatory obligations indicate that the debt security will be required to be sold before the forecasted recovery occurs). The revisions also change the trigger used to assess the collectability of cash flows from “probable that the investor will be unable to collect all amounts due” to “the entity does not expect to recover the entire amortized cost basis of the security.” If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, an other-than-temporary impairment shall have occurred. We adopted the two revisions to the FASB ASC for the quarter ended March 31, 2009.

We had previously considered our investment in PreTSL XXIV to be other-than-temporarily impaired. PreTSL XXIV has a book value of $0. Our investment in PreTSL XXIII was determined to be other-than temporarily impaired and we recorded an impairment charge of $2.4 million in the year ended December 31, 2010. When the impairment charge of $2.4 million on PreTSL XXIII was recorded, the security was written down to its fair value of $32,000. The $1.1 million difference between the original outstanding principal balance of $3.5 million and the impairment charge of $2.4 million was reported as other comprehensive loss and is related to noncredit factors such as an inactive trust preferred securities market.

See also “Item 1A. Risk Factors” for a discussion on our investment in trust preferred securities.

We evaluated our $12.3 million investment in FHLB stock for other-than-temporary impairment as of December 31, 2011. Considering the long-term nature of this investment, the liquidity position of the FHLB of Seattle, the actions taken by the FHLB of Seattle to meet its regulatory capital requirement, and our intent not to sell this investment for a period of time sufficient to recover the par value, our FHLB stock was not considered other-than-temporarily impaired. As of December 31, 2011, the FHLB of Seattle has met all of its regulatory capital requirements. Moody’s Investor Services and Standard and Poor’s have given the FHLB of Seattle long-term credit ratings of Aaa and AA+, respectively. Even though we did not recognize an other-than-temporary impairment loss on our investment in FHLB stock in 2011, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

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

Defined Benefit Retirement Plan. Defined benefit plan obligations and related assets of our defined benefit retirement plan are presented in Note 16 to the Consolidated Financial Statements. Effective December 31, 2008, the defined benefit retirement plan was frozen and all plan benefits were fixed as of that date. Plan assets, which consist primarily of marketable equity and debt securities, are typically valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate, we utilize a yield that reflects the top 50% of the universe of bonds, ranked in the order of the highest yield. These bonds provide cash flows that match the timing of expected benefit payments. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.

At December 31, 2011, we used weighted-average discount rates of 5.80% and 4.90% for calculating annual pension expense and projected plan liabilities, respectively, and an expected long-term rate of return on plan assets of 7.75% for calculating annual pension expense. At December 31, 2010, we used a weighted-average discount rate of 6.20% and 5.80% for calculating annual pension expense and projected plan liabilities, respectively, and an expected long-term rate of return on plan assets of 8.00% for calculating annual pension expense. For both the discount rate and the asset return rate, a range of estimates could reasonably have been used, which would affect the amount of pension expense and pension liability recorded.

An increase in the discount rate or asset return rate would reduce pension expense in 2011, while a decrease in the discount rate or asset return rate would have the opposite effect. A 25 basis point decrease in the discount rate assumptions would increase 2011 pension expense by $3,000 and year-end 2011 pension liability by $431,000, while a 25 basis point decrease in the asset return rate would increase 2011 pension expense by $25,000.

Balance Sheet Analysis

Assets. At December 31, 2011, our assets were $1.538 billion, an increase of $94.2 million, or 6.5%, from $1.443 billion at December 31, 2010. The increase was caused by a $108.3 million increase in investment securities and a $46.3 million increase in loans receivable. This was partially offset by a $62.5 million decrease in cash and cash equivalents.

Cash and Cash Equivalents. At December 31, 2011, we had $131.9 million of cash and cash equivalents compared to $194.4 million at December 31, 2010. During 2011, cash was used to fund a $108.3 million increase in investment securities and a $46.3 million increase in loans receivable. In addition, the Company repurchased $25.5 million of common stock and paid $3.9 million of common stock dividends. This was partially offset by an $89.6 million increase in deposits, a $13.1 million increase in FHLB advances and securities sold under agreements to repurchase and net income of $12.8 million.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$654,412	93.90%	$604,456	92.99%	$555,473	91.25%	$581,251	90.52%	$506,410	90.21%
Multi-family residential	6,956	1.00	5,408	0.83	3,807	0.63	3,756	0.58	4,488	0.80
Construction, commercial and other	12,741	1.83	14,412	2.22	20,762	3.41	21,042	3.28	17,041	3.04
Home equity loans and lines of credit	17,253	2.48	20,064	3.09	21,789	3.58	29,956	4.67	26,828	4.78
Other loans	5,488	0.79	5,635	0.87	6,895	1.13	6,097	0.95	6,579	1.17

Total loans	696,850	100.00%	649,975	100.00%	608,726	100.00%	642,102	100.00%	561,346	100.00%

Other items:
Unearned fees and discounts, net	(5,613)		(5,585)		(5,255)		(5,100)		(4,375)
Undisbursed loan funds	(1,601)		(1,112)		(4,090)		(2,943)		(1,408)
Allowance for loan losses	(1,541)		(1,488)		(1,681)		(899)		(768)

Loans receivable, net	$688,095		$641,790		$597,700		$633,160		$554,795

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled maturities of our loan portfolio at December 31, 2011. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to four-family residential real estate		Multi-family residential real estate		Construction, commercial and other real estate		Home equity loans and lines of credit		Other loans		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2012	$2	10.00%	$298	7.00%	$342	6.78%	$665	5.32%	$1,252	6.19%	$2,559	6.14%
2013 to 2016	176	5.81	604	7.00	506	7.00	9	8.27	1,214	6.82	2,509	6.83
2017 and beyond	654,234	4.89	6,054	5.99	11,893	5.99	16,579	6.06	3,022	5.88	691,782	4.95

Total	$654,412	4.89%	$6,956	6.12%	$12,741	6.05%	$17,253	6.03%	$5,488	6.16%	$696,850	4.96%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2011 that are contractually due after December 31, 2012.

	Due After December 31, 2012
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$648,147	$6,263	$654,410
Multi-family residential	4,802	1,856	6,658
Construction, commercial and other	10,769	1,630	12,399
Home equity loans and lines of credit	8,352	8,236	16,588
Other loans	3,767	469	4,236

Total loans	$675,837	$18,454	$694,291

Securities. At December 31, 2011, our securities portfolio totaled $653.9 million, or 42.5% of assets. At that date, our securities held to maturity consisted primarily of securities with the following amortized costs: $579.3 million of mortgage-backed securities, $74.5 million of collateralized mortgage obligations and $32,000 of trust preferred securities. All of the mortgage-backed securities and collateralized mortgage obligations were issued by Fannie Mae, Freddie Mac or Ginnie Mae. At December 31, 2011, none of the underlying collateral consisted of subprime or Alt-A loans (traditionally defined as non-conforming loans having less than full documentation). At December 31, 2011, we held no common or preferred stock of Fannie Mae or Freddie Mac.

During the year ended December 31, 2011, our securities portfolio increased by $108.3 million, or 19.9%, primarily due to purchases exceeding repayments.

The following table sets forth the amortized cost and estimated fair value of our securities portfolio (excluding Federal Home Loan Bank of Seattle common stock) at the dates indicated.

	At December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Held to Maturity:
U.S. government sponsored mortgage-backed securities:
Fannie Mae	$69,254	$73,043	$62,174	$65,576	$81,234	$83,538
Freddie Mac	462,546	486,895	301,450	310,082	299,143	305,166
Collateralized mortgage obligations (1)	74,548	76,408	122,209	125,427	175,100	178,049
Ginnie Mae	47,491	50,714	44,690	45,631	39,375	39,416

Total U.S. government sponsored mortgage-backed securities	653,839	687,060	530,523	546,716	594,852	606,169
Trust preferred securities	32	259	32	128	3,542	100

Total	$653,871	$687,319	$530,555	$546,844	$598,394	$606,269

Available for Sale:

U.S. government sponsored mortgage-backed securities:
Freddie Mac	$0	$0	$5,148	$4,965	$0	$0
Ginnie Mae	0	0	10,392	10,045	0	0

Total U.S. government sponsored mortgage-backed securities	$0	$0	$15,540	$15,010	$0	$0

(1)	All of our collateralized mortgage obligations have been issued by Fannie Mae, Freddie Mac or Ginnie Mae.

Unrealized losses on individual mortgage-backed securities as of December 31, 2011, 2010 and 2009 were caused by increases in current market interest rates. All of our mortgage-backed securities are guaranteed by U.S. government-sponsored enterprises. Since the decline in market value had been attributable to changes in interest rates and not credit quality, and we have had, and continue to have, the intent not to sell these investments, and it is not more likely than not that we will be required to sell such investments prior to the recovery of the amortized cost basis, we have not considered these investments to be other-than-temporarily impaired as of December 31, 2011, 2010 or 2009.

At December 31, 2011, we owned trust preferred securities with a carrying value of $32,000. This portfolio consists of two securities, which represent investments in a pool of debt obligations issued by Federal Deposit Insurance Corporation-insured financial institutions, insurance companies and real estate investment trusts.

The trust preferred securities market is considered to be inactive as only three transactions have occurred over the past 12 months in similar tranches to the securities owned by the Company. The Company used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows. Our pricing service used a discount rate equal to three-month LIBOR plus 20.00% and determined fair value to be $7.30 per $100 of par value.

See also “Item 1A. Risk Factors” for a discussion on our investment in trust preferred securities.

At December 31, 2011, we had no investments in a single company (other than U.S. government sponsored enterprises) or entity that had an aggregate book value in excess of 10% of our consolidated equity.

Portfolio Maturities and Coupons. The composition and maturities of the investment securities portfolio at December 31, 2011 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent adjustments have been made, as we did not hold any tax-free investment securities at December 31, 2011.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Coupon	Amortized Cost	Weighted Average Coupon	Amortized Cost	Weighted Average Coupon	Amortized Cost	Weighted Average Coupon	Amortized Cost	Fair Value	Weighted Average Coupon
	(Dollars in thousands)
Held to Maturity:
U.S. government sponsored mortgage-backed securities:
Fannie Mae	$0	0.00%	$0	0.00%	$148	4.53%	$69,106	4.46%	$69,254	$73,043	4.46%
Freddie Mac	0	0.00	0	0.00	53	4.82	462,493	4.27	462,546	486,895	4.27
Collateralized mortgage obligations (1)	0	0.00	0	0.00	6,323	4.29	68,225	4.68	74,548	76,408	4.65
Ginnie Mae	0	0.00	0	0.00	0	0.00	47,491	4.31	47,491	50,714	4.31

Total U.S. government sponsored mortgage-backed securities	0	0.00	0	0.00	6,524	4.30	647,315	4.34	653,839	687,060	4.34
Trust preferred securities	0	0.00	0	0.00	0	0.00	32	2.65	32	259	2.65

Total	$0	0.00%	$0	0.00%	$6,524	4.30%	$647,347	4.34%	$653,871	$687,319	4.34%

(1)	All of our collateralized mortgage obligations have been issued by Fannie Mae, Freddie Mac or Ginnie Mae.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2011, this limit was $50.7 million, and we had invested $30.2 million in bank-owned life insurance at that date.

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

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, market interest rates, liquidity requirements and our deposit growth goals.

During the year ended December 31, 2011, our deposits grew by $89.6 million, or 8.3%. The increase was caused by our promoting higher-than-market rates for our passbook and statement savings accounts. Savings accounts grew by $61.1 million, or 8.2%, because higher interest rates and the ability to get immediate access to their funds without incurring an early withdrawal penalty appealed to customers.

At December 31, 2011, we had a total of $223.8 million in certificates of deposit, of which $183.9 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity.

The following tables set forth the distribution of our average total deposit accounts (including interest-bearing and non-interest bearing deposits), by account type, for the periods indicated.

	For the Years Ended December 31,
	2011			2010
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Non-interest bearing	$22,566	2.0%	0.00%	$18,788	1.8%	0.00%
Savings accounts	771,194	69.1	0.61%	715,500	67.2	1.08%
Certificates of deposit	215,609	19.3	0.93%	228,835	21.5	1.14%
Money market	540	0.0	0.37%	19,060	1.8	0.06%
Checking and Super NOW	106,218	9.6	0.05%	82,543	7.7	0.06%

Total deposits	$1,116,127	100.0%	0.61%	$1,064,726	100.0%	0.99%

	For the Year Ended December 31, 2009
	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Non-interest bearing	$33,583	3.4%	0.00%
Savings accounts	511,152	51.3	1.52%
Certificates of deposit	337,487	33.9	1.81%
Money market	94,857	9.5	0.25%
Checking and Super NOW	19,554	1.9	0.06%

Total deposits	$996,633	100.0%	1.42%

As of December 31, 2011, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $153.3 million. The following table sets forth the maturity of those certificates as of December 31, 2011.

At December 31, 2011
(In thousands)
Three months or less	$95,751
Over three months through six months	31,928
Over six months through one year	9,589
Over one year to three years	10,909
Over three years	5,091

Total	$153,268

Borrowings and Subordinated Debentures. Our borrowings consist primarily of advances from the Federal Home Loan Bank of Seattle and funds borrowed under securities sold under agreements to repurchase. At December 31, 2011, our securities sold under agreements to repurchase totaled $108.3 million, or 8.2% of total liabilities and our Federal Home Loan Bank advances totaled $20.0 million, or 1.5% of total liabilities. At December 31, 2011, we had the capability to borrow up to $361.0 million in the form of advances from the Federal Home Loan Bank.

During the year ended December 31, 2011, our borrowings increased $13.1 million, or 11.4%. The increase occurred when we obtained $10.0 million of additional Federal Home Loan Bank advances and had a $3.1 million net increase in securities sold under agreements to repurchase. We have not required any other borrowings to fund our operations. Instead, we have primarily funded our operations with the net proceeds from our stock offering, additional deposits, proceeds from loan sales and principal repayments on loans and mortgage-backed securities. The shift from short-term to long-term borrowings is part of our continued effort to reduce interest rate risk. See “—Management of Market Risk.”

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Balance at end of year	$20,000	$10,000	$0
Average balance during year	$19,178	$7,233	$3,932
Maximum outstanding at any month end	$20,000	$10,000	$29,381
Weighted average interest rate at end of year	2.09%	2.12%	0.00%
Average interest rate during year	2.09%	2.11%	0.84%

The following table sets forth information concerning balances and interest rates on our securities sold under agreements to repurchase at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Balance at end of year	$108,300	$105,200	$130,200
Average balance during year	$114,022	$106,422	$129,214
Maximum outstanding at any month end	$122,200	$105,200	$130,200
Weighted average interest rate at end of year	3.35%	3.98%	3.82%
Average interest rate during year	3.61%	4.02%	3.88%

In the year ended December 31, 2009, we repaid $24.7 million of subordinated debentures. We recognized a loss of $507,000 when the unamortized costs relating to the issuance of the debentures were written off.

Stockholders’ Equity. At December 31, 2011, our stockholders’ equity was $214.0 million, a decrease of $13.4 million, or 5.9%, from $227.4 million at December 31, 2010. The decrease primarily resulted from the repurchase of 1,281,268 shares of our common stock for $25.5 million and dividends declared of $3.9 million for the year ended December 31, 2011. This was partially offset by net income of $12.8 million and a $3.5 million increase in paid-in-capital related to stock benefit plan awards.

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

	For the Year Ended December 31, 2011
	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (1)	$620,971	$32,872	5.29%
Multi-family residential	6,183	394	6.37
Construction, commercial and other	13,868	828	5.97
Home equity loans and lines of credit	18,367	1,117	6.08
Other loans	5,451	346	6.35

Total loans	664,840	35,557	5.35
Investment securities:
U.S. government sponsored mortgage-backed securities (1)	635,587	26,851	4.22
Trust preferred securities	32	0	0.00

Total securities	635,619	26,851	4.22
Other	149,668	325	0.22

Total interest-earning assets	1,450,127	62,733	4.33
Non-interest-earning assets	50,284

Total assets	$1,500,411

Interest-bearing liabilities:
Savings accounts	$771,194	4,707	0.61%
Certificates of deposit	215,609	2,013	0.93
Money market accounts	540	2	0.37
Checking and Super NOW accounts	106,218	48	0.05

Total interest-bearing deposits	1,093,561	6,770	0.62
Federal Home Loan Bank advances	19,178	401	2.09
Other borrowings	114,022	4,114	3.61

Total interest-bearing liabilities	1,226,761	11,285	0.92
Non-interest-bearing liabilities	49,980

Total liabilities	1,276,741
Stockholders’ equity	223,670

Total liabilities and stockholders’ equity	$1,500,411

Net interest income		$51,448

Net interest rate spread (3)			3.41%
Net interest-earning assets (4)	$223,366

Net interest margin (5)			3.55%
Interest-earning assets to interest-bearing liabilities	118.21%

(footnotes on following page)

	For the Years Ended December 31,
	2010			2009
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (1)	$574,924	$31,879	5.54%	$563,094	$32,267	5.73%
Multi-family residential	4,733	321	6.78	3,742	266	7.11
Construction, commercial and other	16,653	1,058	6.35	17,733	1,169	6.59
Home equity loans and lines of credit	20,815	1,303	6.26	24,709	1,630	6.60
Other loans	6,243	398	6.38	6,679	443	6.63

Total loans	623,368	34,959	5.61	615,957	35,775	5.81
Investment securities:
U.S. government sponsored mortgage-backed securities (1)	577,221	25,754	4.46	536,441	25,609	4.77
Trust preferred securities (2)	888	0	0.00	3,751	(8)	(.21)

Total securities	578,109	25,754	4.45	540,192	25,601	4.74
Other	180,658	402	0.22	117,045	149	0.13

Total interest-earning assets	1,382,135	61,115	4.42	1,273,194	61,525	4.83
Non-interest-earning assets	48,102			48,574

Total assets	$1,430,237			$1,321,768

Interest-bearing liabilities:
Savings accounts	$715,500	7,722	1.08%	$511,152	7,761	1.52%
Certificates of deposit	228,835	2,614	1.14	337,487	6,118	1.81
Money market accounts	19,060	12	0.06	94,857	239	0.25
Checking and Super NOW accounts	82,543	47	0.06	19,554	11	0.06

Total interest-bearing deposits	1,045,938	10,395	0.99	963,050	14,129	1.47
Federal Home Loan Bank advances	7,233	153	2.12	3,932	33	0.84
Other borrowings	106,422	4,280	4.02	146,878	5,822	3.96

Total interest-bearing liabilities	1,159,593	14,828	1.28	1,113,860	19,984	1.79
Non-interest-bearing liabilities	46,224			50,285

Total liabilities	1,205,817			1,164,145
Stockholders’ equity	224,420			157,623

Total liabilities and stockholders’ equity	$1,430,237			$1,321,768

Net interest income		$46,287			$41,541

Net interest rate spread (3)			3.14%			3.04%
Net interest-earning assets (4)	$222,542			$159,334

Net interest margin (5)			3.35%			3.26%
Interest-earning assets to interest-bearing liabilities	119.19%			114.30%

(1)	Average balance includes loans or investments available for sale.
(2)	Interest on trust preferred securities for 2009 has a negative balance because interest owed on these securities was reversed in 2009.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2011 vs. 2010			Years Ended December 31, 2010 vs. 2009
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential	$2,287	$(1,294)	$993	$719	$(1,107)	$(388)
Multi-family residential	91	(18)	73	67	(12)	55
Construction, commercial and other	(169)	(61)	(230)	(70)	(41)	(111)
Home equity loans and lines of credit	(150)	(36)	(186)	(247)	(80)	(327)
Other loans	(50)	(2)	(52)	(28)	(17)	(45)

Total loans	2,009	(1,411)	598	441	(1,257)	(816)
Investment securities:
U.S. government sponsored mortgage-backed securities	2,312	(1,215)	1,097	1,037	(892)	145
Trust preferred securities	0	0	0	3	5	8

Total securities	2,312	(1,215)	1,097	1,040	(887)	153
Other	(67)	(10)	(77)	106	147	253

Total interest-earning assets	$4,254	$(2,636)	$1,618	$1,587	$(1,997)	$(410)
Interest-bearing liabilities:
Savings accounts	$658	$(3,673)	$(3,015)	$(141)	$102	$(39)
Certificates of deposit	(144)	(457)	(601)	(1,631)	(1,873)	(3,504)
Money market accounts	2	(12)	(10)	(117)	(110)	(227)
Checking and Super NOW accounts	4	(3)	1	36	0	36

Total interest-bearing deposits	520	(4,145)	(3,625)	(1,853)	(1,881)	(3,734)
Federal Home Loan Bank advances	250	(2)	248	43	77	120
Other borrowings	377	(543)	(166)	(1,628)	86	(1,542)

Total interest-bearing liabilities	$1,147	$(4,690)	$(3,543)	$(3,438)	$(1,718)	$(5,156)

Change in net interest income	$3,107	$2,054	$5,161	$5,025	$(279)	$4,746

Comparison of Operating Results for the Years Ended December 31, 2011, 2010 and 2009

General. Net income increased by $1.8 million, or 16.0%, to $12.8 million for the year ended December 31, 2011 from $11.0 million for the year ended December 31, 2010. The increase was primarily caused by a $3.5 million decrease in interest expense, a $3.0 million increase in non-interest income and a $1.6 million increase in interest and dividend income. These changes were partially offset by a $3.1 million increase in non-interest expense and a $3.2 million increase in income taxes.

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

Net Interest Income. Net interest income increased by $5.2 million, or 11.1%, for the year ended December 31, 2011, compared to the prior year. Interest expense decreased by $3.5 million as declining market interest rates for savings accounts and certificates of deposit allowed us to reduce our deposit expense by $3.6 million. The decrease in interest expense on deposits was partially offset by an $82,000 increase in interest expense on borrowings to $4.5 million for the year ended December 31, 2011 from $4.4 million for the year ended December 31, 2010. The increase in interest expense on borrowings is primarily due to the $10.0 million increase in advances from the Federal Home Loan Bank. Interest and dividend income increased by $1.6 million to $62.7 million for the year ended December 31, 2011 from $61.1 million for the year ended December 31, 2010. Interest income on securities rose by $1.1 million, primarily due to a $57.5 million increase in the average securities balance. Interest income on loans increased by $598,000, primarily due to a $41.5 million increase in the average loan balance. Interest income on other interest earning assets decreased by $77,000 primarily due to a $30.1 million decrease in cash invested at the Federal Reserve Bank. The interest rate spread and net interest margin were 3.41% and 3.55%, respectively, for the year ended December 31, 2011, compared to 3.14% and 3.35% for 2010. The improvement in the interest rate spread was the result of a 36 basis point decrease in the average cost of interest-bearing liabilities that was partially offset by a nine basis point decrease in the average yield on interest-earning assets.

Net interest income increased by $4.7 million, or 11.4%, for the year ended December 31, 2010, compared to the prior year. Interest expense decreased by $5.2 million as declining market interest rates for certificates of deposit allowed us to reduce our deposit expense by $3.7 million. In addition, interest expense on borrowings decreased by $1.4 million to $4.4 million for the year ended December 31, 2010 from $5.9 million for the year ended December 31, 2009. The decrease in interest expense on borrowings is due to the payoff of $24.7 million of subordinated debentures and $25.0 million of securities sold under agreements to repurchase. Interest and dividend income decreased by $410,000 to $61.1 million for the year ended December 31, 2010 from $61.5 million for the year ended December 31, 2009. Interest income on loans decreased by $816,000, primarily due to lower loan yields. Interest income on securities rose by $153,000, primarily due to a $37.9 million increase in the average securities balance. Interest income on other interest earning assets grew by $253,000 due to an increase in interest earned on cash invested at the Federal Reserve Bank. The interest rate spread and net interest margin were 3.14% and 3.35%, respectively, for the year ended December 31, 2010, compared to 3.04% and 3.26% for 2009. The improvement in the interest rate spread was the result of a 51 basis point decrease in the average cost of interest-bearing liabilities that was partially offset by a 41 basis point decrease in the average yield on interest-earning assets.

Interest and Dividend Income. Interest and dividend income increased by $1.6 million to $62.7 million for the year ended December 31, 2011 from $61.1 million for the year ended December 31, 2010.

In 2011, interest income on loans increased by $598,000, or 1.7%, to $35.6 million for the year ended December 31, 2011 from $35.0 million for the year ended December 31, 2010. The increase in interest income on loans primarily occurred because of a $41.5 million increase in the average loan balance to $664.8 million for the year ended December 31, 2011 from $623.4 million for the year ended December 31, 2010. The increase in interest income was partially offset by a 26 basis point decrease in the average loan yield to 5.35% for the year ended December 31, 2011 from 5.61% for the year ended December 31, 2010. Interest income on securities grew by $1.1 million, or 4.3%, to $26.9 million for the year ended December 31, 2011 from $25.8 million for the year ended December 31, 2010. The increase in interest income on securities was primarily due to a $57.5 million increase in the average securities balance which was partially offset by a 23 basis point decrease in the average securities yield. Interest income on other interest-earning assets decreased by $77,000 to $325,000 for the year ended December 31, 2011 from $402,000 for the year ended December 31, 2010 due primarily to a $30.1 million decrease in the average cash balance invested at the Federal Reserve Bank.

Interest and dividend income decreased by $410,000 to $61.1 million for the year ended December 31, 2010 from $61.5 million for the year ended December 31, 2009. In 2010, interest income on loans decreased by $816,000, or 2.3%, to $35.0 million for the year ended December 31, 2010 from $35.8 million for the year ended December 31, 2009. The decrease in interest income on loans primarily occurred because of a 20 basis point decrease in the average loan yield to 5.61% for the year ended December 31, 2010 from 5.81% for the year ended December 31, 2009. The decrease in interest income was partially offset by a $7.4 million increase in the average loan balance to $623.4 million for the year ended December 31, 2010 from $616.0 million for the year ended December 31, 2009. Interest income on securities grew by $153,000, or 0.6%, to $25.8 million for the year ended December 31, 2010 from $25.6 million for the year ended December 31, 2009. The increase in interest income on securities was primarily due to a $37.9 million increase in the average securities balance which was partially offset by a 29 basis point decrease in the average securities yield. Interest income on other interest-earning assets increased by $253,000 to $402,000 for the year ended December 31, 2010 from $149,000 for the year ended December 31, 2009 due to an increase in cash balances invested at the Federal Reserve Bank.

Interest Expense. Interest expense decreased by $3.5 million, or 23.9%, to $11.3 million for the year ended December 31, 2011 from $14.8 million for the year ended December 31, 2010. Interest expense on deposits decreased by $3.6 million, or 34.9%, to $6.8 million for the year ended December 31, 2011 compared to $10.4 million for the year ended December 31, 2010. The decline in interest expense on deposits was primarily caused by a $3.0 million decrease in interest expense on savings accounts. In 2011, the average rate paid on savings accounts decreased by 47 basis points to 0.61%. The decrease in the rate was partially offset by a $55.7 million, or 7.8%, increase in the average balance of savings accounts. We lowered the rates we pay on deposits due to declining market interest rates and increased liquidity from principal repayments on loans and mortgage-backed securities. However, the interest rates on our savings accounts are still higher than market interest rates. Interest expense on Federal Home Loan Bank advances increased by $248,000, or 162.1%, during the year ended December 31, 2011 as we obtained a $10.0 million advance during the three months ended March 31, 2011 to control our interest rate risk. Interest expense on securities sold under agreements to repurchase decreased by $166,000, or 3.9%, because the average interest rate decreased by 41 basis points, or 10.2%, during the year ended December 31, 2011. This was partially offset by a $7.6 million increase in the average outstanding balance to $114.0 million for the year ended December 31, 2011.

Interest expense decreased by $5.2 million, or 25.8%, to $14.8 million for the year ended December 31, 2010 from $20.0 million for the year ended December 31, 2009. Interest expense on deposits decreased by $3.7 million, or 26.4%, to $10.4 million for the year ended December 31, 2010 compared to $14.1 million for the year ended December 31, 2009. The decline in interest expense on deposits was primarily caused by a $3.5 million decrease in interest expense on certificates of deposit. In 2010, the average rate paid on certificates of deposit decreased by 67 basis points to 1.14% and we experienced a $108.7 million, or 32.2%, decrease in the average balance of certificates of deposit. Most of the funds from these maturing certificates of deposit were transferred to savings accounts. In 2010, the average balance of savings accounts grew by $204.3 million while the average rate we paid on these accounts decreased by 44 basis points. We lowered the rates we pay on certificates of deposit and savings accounts due to declining market interest rates and increased liquidity from principal repayments on loans and mortgage-backed securities. Interest expense on subordinated debentures and securities sold under agreements to repurchase decreased by $1.5 million, or 26.5%, because the average balance decreased by $40.3 million to $106.4 million for the year ended December 31, 2010. The decrease in the average balance occurred when we paid off $25.0 million of securities sold under agreements to repurchase in the three months ended March 31, 2010 and $24.7 million of subordinated debentures in the three months ended September 30, 2009. Interest expense on Federal Home Loan Bank advances increased by $120,000 during the year ended December 31, 2010 as we obtained a $10.0 million advance during the three months ended June 30, 2010 to control our interest rate risk.

Provision for Loan Losses. Based on our analysis of the factors described in “—Allowance for Loan Losses,” we recorded provisions for loan losses of $418,000, $345,000, and $1.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. The provisions for loan losses reflected net charge-offs of $365,000, $538,000 and $416,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.22%, 0.23% and 0.28% at December 31, 2011, 2010 and 2009, respectively. Non-accrual loans totaled $2.9 million, $808,000 and $520,000 at December 31, 2011, 2010 and 2009, respectively. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at December 31, 2011, 2010 and 2009.

Non-Interest Income. The following table summarizes changes in non-interest income for the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,			Change 2011/2010		Change 2010/2009
	2011	2010	2009	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Service fees on loan and deposit accounts	$2,284	$2,401	$2,611	$(117)	(4.9)%	$(210)	(8.0)%
Income on bank-owned life insurance	968	1,017	1,142	(49)	(4.8)%	(125)	(10.9)%
Gain on sale of investment securities	451	350	266	101	28.9%	84	31.6%
Gain on sale of loans	711	442	1,636	269	60.9%	(1,194)	(73.0)%
Other-than-temporary impairment losses	0	(2,404)	(3,481)	2,404	100.0%	1,077	30.9%
Other	697	322	331	375	116.5%	(9)	(2.7)%

Total	$5,111	$2,128	$2,505	$2,983	140.2%	$(377)	(15.0)%

Non-interest income increased by $3.0 million for the year ended December 31, 2011. We recognized a $2.4 million loss for other-than-temporary impairment on our investments in trust preferred securities for the year ended 2010. During the year ended December 31, 2011, we did not incur any other-than-temporary impairment loss on our investments. Our investment in trust preferred securities is further discussed in “Item 1A. Risk Factors.” Other non-interest income increased by $375,000 for the year ended December 31, 2011. This increase was primarily due to a legal settlement of an insurance claim in the amount of $194,000 during the year ended December 31, 2011 and an increase in financial service commissions of $171,000. We sold $61.2 million of mortgage loans for the year ended December 31, 2011 to reduce our interest rate risk and recognized a gain of $711,000. For the year ended December 31, 2010 we sold $45.1 million of mortgage loans and recognized a gain of $442,000.

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

Non-Interest Expense. The following table summarizes changes in non-interest expense for the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,			Change 2011/2010		Change 2010/2009
	2011	2010	2009	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Salaries and employee benefits	$21,621	$18,793	$16,449	$2,828	15.0%	$2,344	14.3%
Occupancy	4,988	4,719	4,492	269	5.7%	227	5.1%
Equipment	3,191	2,963	2,967	228	7.7%	(4)	(0.1)%
Loss on extinguishment of debt	0	0	507	0	0.0%	(507)	(100.0)%
Federal deposit insurance premiums	865	1,195	1,747	(330)	(27.6)%	(552)	(31.6)%
Other general and administrative expenses	3,989	3,860	3,383	129	3.3%	477	14.1%

Total	$34,654	$31,530	$29,545	$3,124	9.9%	$1,985	6.7%

Non-interest expense rose by $3.1 million to $34.7 million for the year ended December 31, 2011 from $31.5 million for the year ended December 31, 2010. Salaries and employee benefits increased by $2.8 million to $21.6 million for the year ended December 31, 2011 from $18.8 million for the year ended December 31, 2010. The increase was primarily due to a $2.5 million increase in expenses accrued for the equity incentive plan, which was approved by stockholders in August 2010. Included in the $2.5 million increase is $696,000 of stock benefit plan expenses which the Company recognized when a director passed away and his stock awards vested. In addition, the Company incurred a bank-wide budgeted salary increase of approximately 2.0%, which was effective July 1, 2011, higher cash bonus accruals, a $122,000 increase in payroll taxes and a $70,000 increase in health insurance expenses. These increases for salaries and employee benefits were partially offset by a $445,000 decrease in supplemental executive retirement plan expenses. Federal deposit insurance premium expense declined by $330,000 to $865,000 for the year ended December 31, 2011 from $1.2 million for the year ended December 31, 2010. The decrease in federal insurance premium expense is primarily due to a decline in the premium rate.

Non-interest expense rose by $2.0 million to $31.5 million for the year ended December 31, 2010 from $29.5 million for the year ended December 31, 2009. Salaries and employee benefits increased by $2.3 million to $18.8 million for the year ended December 31, 2010 from $16.4 million for the year ended December 31, 2009. The increase was primarily due to $989,000 of expenses accrued for the equity incentive plan which was approved by stockholders in August 2010, a $244,000 increase in expenses accrued for our employee stock ownership plan, a 2.0% bank-wide budgeted salary increase which was effective July 1, 2010, higher cash bonus accruals, a $106,000 increase in health insurance expenses, a $125,000 increase in payroll taxes and a $232,000 increase in supplemental executive retirement plan expenses. In 2009, we recognized a $507,000 loss on extinguishment of debt when we paid off $24.7 million of subordinated debentures and wrote off unamortized costs related to the issuance of these debentures. In 2010, federal deposit insurance premiums decreased by $552,000 primarily as a result of a special one-time premium imposed on all Federal Deposit Insurance Corporation insured financial institutions in 2009. Other non-interest expense rose by $477,000 to $3.9 million for the year ended December 31, 2010 from $3.4 million for the year ended December 31, 2009. The increase in other non-interest expense was primarily due to increases in legal, accounting and insurance expenses associated with being a publicly held company. These include expenses to file SEC reports and to document and test internal controls to comply with the Sarbanes-Oxley Act.

Income Tax Expense. Income taxes were $8.7 million for 2011, reflecting an effective tax rate of 40.5%, $5.5 million for 2010, reflecting an effective tax rate of 33.3%, and $4.6 million for 2009, reflecting an effective tax rate of 34.9%. The effective tax rate in 2011 was higher than the tax rates in 2010 primarily due to a $1.0 million tax refund from the State of Hawaii which was recorded in 2010 as settlement of a tax case involving dividend received deductions. The refund was subject to federal and state income taxes. The amount of income from bank-owned life insurance relative to the lower amounts of income before taxes in 2010 and 2009 also caused the effective tax rates in these years to be lower than the 2011 effective tax rate.

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

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
First mortgage:
One- to four-family residential	$2,582	$801	$517	$0	$99
Multi-family residential	0	0	0	0	0
Construction, commercial and other	184	2	0	0	0
Home equity loans and lines of credit	158	0	0	149	0
Other loans	3	5	3	0	7

Total non-accrual loans	2,927	808	520	149	106

Real estate owned:
Real estate loans:
First mortgage:
One- to four-family residential	408	0	159	131	0
Multi-family residential	0	0	0	0	0
Construction, commercial and other	0	0	0	0	0
Home equity loans and lines of credit	0	0	0	0	0
Other loans	0	0	0	0	0

Total real estate owned	408	0	159	131	0

Total non-performing assets	3,335	808	679	280	106

Loans delinquent 90 days or greater and still accruing interest	0	0	0	0	0

Restructured loans still accruing interest:
Real estate loans:
First mortgage:
One- to four-family residential	2,345	2,600	2,724	309	0
Multi-family residential	0	0	0	0	0
Construction, commercial and other	0	0	0	0	0
Home equity loans and lines of credit	0	0	0	0	0
Other loans	0	0	0	0	0

Total restructured loans still accruing interest	2,345	2,600	2,724	309	0

Total non-performing assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$5,680	$3,408	$3,403	$589	$106

Ratios:
Non-performing loans to total loans	0.42%	0.12%	0.09%	0.02%	0.02%
Non-performing assets to total assets	0.22%	0.06%	0.05%	0.02%	0.01%

For the year ended December 31, 2011, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $95,000. We recognized $12,000 of interest income on such non-accruing loans on a cash basis during the year.

The Company had 11 troubled debt restructurings totaling $2.9 million as of December 31, 2011 and considered to be impaired. There were ten one- to four-family residential mortgage loans totaling

$2.8 million and one home equity loan for $158,000. Eight of the loans, totaling $2.3 million, are performing in accordance with their restructured terms and accruing interest at December 31, 2011. Two of the loans, totaling $344,000, are performing in accordance with their restructured terms but not accruing interest as of December 31, 2011. One of the loans, for $248,000, is 59 days delinquent and not accruing interest as of December 31, 2011. For the year ended December 31, 2011, we would have recorded $4,000 of gross interest income on our non-accruing troubled debt restructurings had we been accruing interest on these loans. We recognized $3,000 of interest income on such non-accruing troubled debt restructurings on a cash basis during the year. There were nine restructured one- to four-family residential mortgage loans totaling $2.6 million as of December 31, 2010, which were considered to be impaired. All of the loans are performing in accordance with their restructured terms and accruing interest at December 31, 2010. Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers.

We also make modifications that we do not consider to be troubled debt restructurings. At December 31, 2011, we had nine such modified loans totaling $2.6 million where we permitted the borrowers to make only interest and escrow payments for a period of time. At December 31, 2010, we had five such modified loans totaling $1.5 million. The loan payments on these modified loans are re-amortized at the end of the loan modification period.

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2011
Real estate loans:
First mortgage:
One- to four-family residential	0	$0	7	$2,148	7	$2,148
Multi-family residential	0	0	0	0	0	0
Construction, commercial and other	0	0	1	184	1	184
Home equity loans and lines of credit	0	0	0	0	0	0
Other loans	0	0	1	3	1	3

Total loans	0	$0	9	$2,335	9	$2,335

At December 31, 2010
Real estate loans:
First mortgage:
One- to four-family residential	0	$0	5	$801	5	$801
Multi-family residential	0	0	0	0	0	0
Construction, commercial and other	0	0	1	2	1	2
Home equity loans and lines of credit	0	0	0	0	0	0
Other loans	3	8	1	5	4	13

Total loans	3	$8	7	$808	10	$816

At December 31, 2009
Real estate loans:
First mortgage:
One- to four-family residential	0	$0	1	$274	1	$274
Multi-family residential	0	0	0	0	0	0
Construction, commercial and other	0	0	0	0	0	0
Home equity loans and lines of credit	0	0	0	0	0	0
Other loans	1	1	4	3	5	4

Total loans	1	$1	5	$277	6	$278

At December 31, 2008
Real estate loans:
First mortgage:
One- to four-family residential	3	$871	0	$0	3	$871
Multi-family residential	0	0	0	0	0	0
Construction, commercial and other	0	0	0	0	0	0
Home equity loans and lines of credit	0	0	0	0	0	0
Other loans	1	3	0	0	1	3

Total loans	4	$874	0	$0	4	$874

At December 31, 2007
Real estate loans:
First mortgage:
One- to four-family residential	0	$0	1	$99	1	$99
Multi-family residential	0	0	0	0	0	0
Construction, commercial and other	0	0	0	0	0	0
Home equity loans and lines of credit	1	55	0	0	1	55
Other loans	3	4	2	7	5	11

Total loans	4	$59	3	$106	7	$165

Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at estimated fair market value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At December 31, 2011, 2010, 2009, 2008 and 2007 we had real estate owned of $408,000, $0, $159,000, $131,000 and $0, respectively.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of December 31, 2011, we had no assets designated as special mention.

We maintain an allowance for loan losses at an amount estimated to equal all credit losses incurred in our loan portfolio that are both probable and reasonable to estimate at a balance sheet date. Our determination as to the classification of our assets and the amount of our loss allowances is subject to review by our principal federal regulator, the Office of the Comptroller of the Currency, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at December 31, 2011, classified assets consisted of substandard assets of $6.3 million and no doubtful or loss assets. The classified assets total at December 31, 2011 includes $2.4 million of troubled debt restructurings, $2.3 million of nonperforming loans, $1.1 million of trust preferred securities, and $408,000 of real estate owned.

Allowance for Loan Losses

We provide for loan losses based upon the consistent application of our documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with GAAP. The allowance for loan losses consists primarily of two components:

(1)	specific allowances established for impaired loans (generally defined as loans delinquent 90 days or greater). The amount of impairment provided for as a specific allowance is represented by the deficiency, if any, between the estimated fair value of the loan, less selling costs, and the carrying value of the loan. For collateral dependent loans, the specific allowance is based on the deficiency between the fair value of the underlying collateral, less selling costs, and the carrying value of the loan. If the estimated fair value of the underlying collateral, less selling costs, exceeds the carrying value of the loan, the excess is not considered in establishing specific allowances for loan losses; and

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

Residential mortgage loans represent the largest segment of the Company’s loan portfolio. All of the residential mortgage loans are secured by a first mortgage on residential real estate in Hawaii, consist primarily of fixed-rate mortgage loans that have been underwritten to Freddie Mac and Fannie Mae guidelines and have similar risk characteristics. The loan loss allowance is determined by first calculating the historical loss rate for this segment of the portfolio. The loss rate may be adjusted for qualitative and environmental factors. The allowance for loan loss is calculated by multiplying the adjusted loss rate by the total loans in this segment of the portfolio.

The adjustments to historical loss experience are based on an evaluation of several qualitative and environmental factors, including:

•	changes in lending policies and procedures, including changes in underwriting standards and collections, charge-off and recovery practices;

•	changes in international, national, and local economic trends;

•	changes in the types of loans in the loan portfolio;

•	changes in the experience and ability of personnel in the mortgage loan origination and loan servicing departments;

•	changes in the number and amount of delinquent loans and classified assets;

•	changes in the type and volume of loans being originated;

•	changes in the value of underlying collateral for collateral dependent loans;

•	changes in any concentration of credit; and

•	external factors such as competition, legal and regulatory requirements on the level of estimated credit losses in the existing loan portfolio.

The Company also uses historical loss rates adjusted for qualitative and environmental factors to establish loan loss allowances for the following portfolio segments:

•	home equity loans and lines of credit; and

•	consumer and other loans.

The Company has a limited loss experience for the construction, commercial and other mortgage segment of the loan portfolio. The loan loss allowance on this portfolio segment is determined using the loan loss rate of other financial institutions in the State of Hawaii. The allowance for loan loss is calculated by multiplying the loan loss rate of other financial institutions in the state by the total loans in this segment of the Company’s loan portfolio.

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

We evaluate our loan portfolio on a quarterly basis and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review the allowance for loan losses. The Office of the Comptroller of the Currency may require us to increase the allowance based on their analysis of information available at the time of their examination.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Balance at beginning of year	$1,488	$1,681	$899	$768	$768

Charge-offs:
Real estate loans:
First mortgage:
One- to four-family residential	188	238	268	0	0
Multi-family residential	0	0	0	0	0
Construction, commercial and other	54	41	0	0	0
Home equity loans and lines of credit	9	0	149	0	0
Other loans	164	376	9	23	27

Total charge-offs	415	655	426	23	27
Recoveries:
Real estate loans:
First mortgage:
One- to four-family residential	28	99	0	0	0
Multi-family residential	0	0	0	0	0
Construction, commercial and other	0	7	0	0	0
Home equity loans and lines of credit	0	0	0	0	0
Other loans	22	11	10	5	2

Total recoveries	50	117	10	5	2
Net charge-offs	(365)	(538)	(416)	(18)	(25)
Provision for loan losses	418	345	1,198	149	25

Balance at end of year	$1,541	$1,488	$1,681	$899	$768

Ratios:
Net charge-offs to average loans outstanding	0.06%	0.09%	0.07%	0.00%	0.00%
Allowance for loan losses to non-performing loans at end of year	52.65%	184.16%	323.27%	603.36%	724.53%
Allowance for loan losses to total loans at end of year	0.22%	0.23%	0.28%	0.14%	0.14%

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

	At December 31,
	2011		2010		2009
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$624	93.90%	$577	92.99%	$536	91.25%
Multi-family residential	7	1.00	6	0.83	14	0.63
Construction, commercial and other	285	1.83	277	2.22	183	3.41
Home equity loans and lines of credit	258	2.48	305	3.09	573	3.58
Other loans	291	0.79	208	0.87	219	1.13

Total allocated allowance	1,465	100.00	1,373	100.00	1,525	100.00
Unallocated	76	0.00	115	0.00	156	0.00

Total	$1,541	100.00%	$1,488	100.00%	$1,681	100.00%

	At December 31,
	2008		2007
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$53	90.52%	$17	90.21%
Multi-family residential	5	0.58	0	0.80
Construction, commercial and other	171	3.28	169	3.04
Home equity loans and lines of credit	405	4.67	260	4.78
Other loans	222	0.95	238	1.17

Total allocated allowance	856	100.00	684	100.00
Unallocated	43	0.00	84	0.00

Total	$899	100.00%	$768	100.00%

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

We continued our efforts to reduce interest rate risk in 2009 by obtaining an additional $15.0 million of long-term, fixed-rate securities sold under agreements to repurchase and purchased $91.4 million of shorter-duration mortgage-backed securities. The interest rates on long-term, fixed-rate securities sold under agreements to repurchase in 2009 were lower than rates offered on then-available Federal Home Loan Bank advances. In 2009, we also sold $85.2 million of fixed-rate mortgage loan originations and raised $122.3 million of capital in a stock conversion to reduce our interest rate risk. In 2010, we obtained an additional $10.2 million of shorter-duration mortgage-backed securities, sold $45.1 million of fixed-rate mortgage loan originations and obtained $10.0 million of long-term, fixed-rate borrowings. In 2011, we sold $61.2 million of fixed-rate mortgage loan production and obtained $57.0 million of long-term, fixed-rate borrowings. In addition, we may utilize the following strategies to further reduce our interest rate risk:

•	Continuing our efforts to increase our personal and business checking accounts, which are less rate-sensitive than certificates of deposit and which provide us with a stable, low-cost source of funds;

•	Continuing to repay short-term borrowings;

•	Maintaining overnight cash balances at the Federal Reserve Bank or a portfolio of short-term investments;

•	Purchasing mortgage-backed securities with shorter durations; and

•

Subject to the maintenance of our credit quality standards, originating commercial loans and home equity lines of credit, which have adjustable interest rates and shorter average lives than first mortgage loans.

Our policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities. We have no current intention to sell additional loans classified as held-for-investment at this time.

Net Portfolio Value. We use an interest rate sensitivity analysis that computes changes in net portfolio value (NPV) of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market-risk-sensitive instruments in the event of a sudden and sustained 100 to 400 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. Given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared.

The following table presents our internal calculations of the estimated changes in our NPV as of December 31, 2011 that would result from the designated instantaneous changes in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent of Present value of Assets (3)(4)
	(dollars in thousands)
+400	$171,252	$(73,077)	(29.91)%	11.40%	(3.96)%
+300	$196,082	$(48,247)	(19.75)%	12.79%	(2.57)%
+200	$222,892	$(21,437)	(8.77)%	14.26%	(1.10)%
+100	$243,777	$(552)	(0.23)%	15.37%	0.01%
0	$244,329	$0	0.00%	15.36%	0.00%
(100)	$207,501	$(36,828)	(15.07)%	13.33%	(2.03)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in NPV. Modeling changes in NPV requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our NPV and net interest income and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan repayments, advances from the Federal Home Loan Bank of Seattle, securities sold under agreements to repurchase, proceeds from loan sales and maturities and principal repayments on held-to-maturity and available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Treasurer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2011.

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

Our most liquid asset is cash. The level of this asset is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2011, cash and cash equivalents totaled $131.9 million. On that date, we had $108.3 million in securities sold under agreements to repurchase outstanding and $20.0 million of Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $361.0 million under Federal Home Loan Bank advances.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2011, we had $28.2 million in loan commitments outstanding, most of which were for fixed-rate loans. In addition to commitments to originate loans, we had $18.9 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2011 totaled $183.9 million, or 15.8% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the years ended December 31, 2011, 2010 and 2009, we originated $251.0 million, $203.6 million and $189.2 million of loans, respectively. During these years, we purchased $297.9 million, $185.1 million and $202.5 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in deposits of $89.6 million for the year ended December 31, 2011 compared to a net increase in total deposits of $61.8 million for the year ended December 31, 2010. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Seattle, which provide an additional source of funds. We also utilize securities sold under agreements to repurchase as another borrowing source. Federal Home Loan Bank advances increased by $10.0 million for the year ended December 31, 2011. At December 31, 2011, we had the ability to borrow up to an additional $361.0 million from the Federal Home Loan Bank of Seattle. Securities sold under agreements to repurchase increased by $3.1 million for the year ended December 31, 2011.

In 2011 and 2010, the Company adopted common stock repurchase programs. Shares repurchased will reduce the amount of shares issued and outstanding. The repurchased shares may be reissued in connection with share-based compensation plans and for general corporate purposes. As of the years ended December 31, 2011 and 2010, the Company repurchased 1,281,268 and 55,707 shares, respectively, of the total 1,867,253 shares authorized by the Board of Directors. For the years ended December 31, 2011 and 2010, the shares were repurchased at an average cost of $19.52 and $18.44, respectively.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2011, Territorial Savings Bank exceeded all regulatory capital requirements. Territorial Savings Bank is considered “well capitalized” under regulatory guidelines. See Note 22 of the Notes to the Consolidated Financial Statements.

The net proceeds from the stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations were enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity has been adversely affected following the stock offering.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2011. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(In thousands)
Long-term debt	$28,300	$43,000	$57,000	$0	$128,300
Operating leases	2,425	4,302	3,304	3,419	13,450
Capitalized leases	0	0	0	0	0
Purchase obligations	2,130	3,864	3,720	1,860	11,574
Certificates of deposit	183,878	26,707	13,166	0	223,751
Other long-term liabilities	0	0	0	0	0

Total	$216,733	$77,873	$77,190	$5,279	$377,075

Commitments to extend credit	$28,178	$—	$—	$—	$28,178

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) amended the Fair Value Measurements and Disclosures topic of the FASB Accounting Standards Codification (ASC). The amendment requires disclosures about the significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, and requires the reconciliation of activity in Level 3 fair value measurements be made on a gross basis. The amendment also clarifies the level of disaggregation required in disclosures and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3 items. The part of the amendment related to the reconciliation of Level 3 activity was effective for interim and annual periods beginning after December 15, 2010, and was adopted by the Company on January 1, 2011. The remaining parts of the amendment were effective for interim and annual periods beginning after December 15, 2009, and were adopted by the Company on January 1, 2010. The Fair Value of Financial Instruments footnote has been updated to include the revised disclosures.

In April 2011, the FASB amended the Receivables topic of the FASB ASC. The amendment helps creditors determine whether a troubled debt restructuring has occurred by clarifying whether a restructuring constitutes a concession and whether the debtor is experiencing financial difficulties. The amendment also requires disclosures related to troubled debt restructurings that were initially effective for periods ending after December 15, 2010, but deferred to make the effective date concurrent with this amendment. The amendment was effective for the first interim or annual period beginning on or after June 15, 2011, and was adopted by the Company on July 1, 2011. The adoption did not have a material effect on its consolidated financial statements.

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

In June 2011, the FASB amended the Comprehensive Income topic of the FASB ASC. The amendment eliminates the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity. Non-owner changes in stockholders’ equity must be presented either in a continuous statement of comprehensive income or in two separate but consecutive statements. The amendment is effective for interim or annual periods beginning after December 15, 2011, with early adoption permitted. In December 2011, the FASB deferred the effective date of the part of this amendment requiring reclassifications out of accumulated other comprehensive income to be shown on the face of the financial statements. Pending a final decision on this issue by the FASB, previous disclosure requirements will remain in effect. The adoption of this amendment will affect the location of disclosures related to other comprehensive income, but the Company does not expect any other material effect on its consolidated financial statements.

In December 2011, the FASB amended the Balance Sheet topic of the FASB ASC. The amendment requires disclosures about the gross and net information related to instruments and transactions eligible for offset in the statement of financial position. The disclosures are meant to assist users of financial statements to more easily compare information that is presented based on the differing offsetting requirements of U.S. generally accepted accounting principles and International Financial Reporting Standards. The amendment is effective for interim and annual periods beginning on or after January 1, 2013. The Company does not expect the adoption of this amendment to have a material effect on its consolidated financial statements.

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

TERRITORIAL BANCORP INC.

AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2011 and 2010

(With Report of Independent Registered Public Accounting Firm Thereon)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Territorial Bancorp Inc.:

We have audited the accompanying consolidated balance sheets of Territorial Bancorp Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Territorial Bancorp Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Territorial Bancorp Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Honolulu, Hawaii

March 14, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Territorial Bancorp Inc.:

We have audited Territorial Bancorp Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Territorial Bancorp Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Territorial Bancorp Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 14, 2012 expressed an unqualified opinion on those consolidated financial statements.

Honolulu, Hawaii

March 14, 2012

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2011 and 2010

(Dollars in thousands, except share data)

	2011	2010
ASSETS
Cash and cash equivalents	$131,937	$194,435
Investment securities available for sale	0	15,010
Investment securities held to maturity, at amortized cost (fair value of $687,319 and $546,844 at December 31, 2011 and 2010, respectively)	653,871	530,555
Federal Home Loan Bank stock, at cost	12,348	12,348
Loans held for sale	3,231	3,234
Loans receivable, net	688,095	641,790
Accrued interest receivable	4,780	4,536
Premises and equipment, net	5,450	5,426
Real estate owned	408	0
Bank-owned life insurance	30,234	29,266
Deferred income taxes receivable	2,648	22
Prepaid expenses and other assets	4,569	6,790

Total assets	$1,537,571	$1,443,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,166,116	$1,076,470
Advances from the Federal Home Loan Bank	20,000	10,000
Securities sold under agreements to repurchase	108,300	105,200
Accounts payable and accrued expenses	22,816	20,430
Current income taxes payable	3,114	577
Advance payments by borrowers for taxes and insurance	3,264	3,376

Total liabilities	1,323,610	1,216,053

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	0	0
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 11,022,309 and 12,177,418 shares at December 31, 2011 and 2010, respectively	110	122
Additional paid-in capital	97,640	119,153
Unearned ESOP shares	(8,319)	(8,808)
Retained earnings	128,300	119,397
Accumulated other comprehensive loss	(3,770)	(2,505)

Total stockholders’ equity	213,961	227,359

Total liabilities and stockholders’ equity	$1,537,571	$1,443,412

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the years ended December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

	2011	2010	2009
Interest and dividend income:
Investment securities	$26,851	$25,754	$25,601
Loans	35,557	34,959	35,775
Other investments	325	402	149

Total interest and dividend income	62,733	61,115	61,525

Interest expense:
Deposits	6,770	10,395	14,129
Advances from the Federal Home Loan Bank	401	153	33
Securities sold under agreements to repurchase	4,114	4,280	5,008
Subordinated debentures and other borrowings	0	0	814

Total interest expense	11,285	14,828	19,984

Net interest income	51,448	46,287	41,541
Provision for loan losses	418	345	1,198

Net interest income after provision for loan losses	51,030	45,942	40,343

Non-interest income:
Service fees on loan and deposit accounts	2,284	2,401	2,611
Income on bank-owned life insurance	968	1,017	1,142
Gain on sale of investment securities	451	350	266
Gain on sale of loans	711	442	1,636
Other-than-temporary impairment losses	0	(2,404)	(3,481)
Other	697	322	331

Total non-interest income	5,111	2,128	2,505

Non-interest expense:
Salaries and employee benefits	21,621	18,793	16,449
Occupancy	4,988	4,719	4,492
Equipment	3,191	2,963	2,967
Loss on extinguishment of debt	0	0	507
Federal deposit insurance premiums	865	1,195	1,747
Other general and administrative expenses	3,989	3,860	3,383

Total non-interest expense	34,654	31,530	29,545

Income before income taxes	21,487	16,540	13,303
Income taxes	8,698	5,512	4,639

Net income	$12,789	$11,028	$8,664

Basic earnings per share (1)	$1.19	$0.97	$0.77
Diluted earnings per share (1)	$1.17	$0.97	$0.77
Cash dividends declared per common share	$0.34	$0.24	N/A
Basic weighted-average shares outstanding (1)	10,777,417	11,322,798	11,279,716
Diluted weighted-average shares outstanding (1)	10,936,632	11,369,161	11,279,716

(1)	Number of shares for the year ended 2009 are calculated from the effective date of July 10, 2009 to the period end.

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

And Comprehensive Income

For the years ended December 31, 2011, 2010 and 2009

(Dollars in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
Balances at December 31, 2008	$0	0	0	100,897	(1,516)	99,381
Cumulative effect from adoption of FASB ASC Topic 320, net of taxes of $958	0	0	0	1,524	(1,524)	0

Balances at December 31, 2008, as revised	$0	0	0	102,421	(3,040)	99,381
Comprehensive income:
Net income	0	0	0	8,664	0	8,664
Other comprehensive loss, net of tax:
Retirement benefit plans:
Net gains arising during the period, net of taxes of $284	0	0	0	0	428	428
Less: Net losses recognized during the period in net periodic benefit cost, net of taxes of $20	0	0	0	0	29	29
Investment securities:
Reduction of noncredit related losses on securities not expected to be sold, net of taxes of $958	0	0	0	0	1,524	1,524

Total comprehensive income						10,645
Issuance of 12,233,125 shares of common stock net of offering costs	122	118,521	0	0	0	118,643
Purchase of 978,650 ESOP shares	0	0	(9,787)	0	0	(9,787)
Allocation of 48,933 ESOP shares	0	302	490	0	0	792
Cash dividends declared	0	0	0	(3)	0	(3)

Balances at December 31, 2009	$122	118,823	(9,297)	111,082	(1,059)	219,671
Comprehensive income:
Net income	0	0	0	11,028	0	11,028
Other comprehensive loss, net of tax:
Retirement benefit plans:
Net loss arising during the period, net of taxes of $288	0	0	0	0	(459)	(459)
Less: Net losses recognized during the period in net periodic benefit cost, net of taxes of $9	0	0	0	0	14	14
Investment securities:
Unrealized loss on securities available for sale, net of taxes of $208	0	0	0	0	(322)	(322)
Noncredit related losses on securities not expected to be sold, net of taxes of $427	0	0	0	0	(679)	(679)

Total comprehensive income						9,582
Cash dividends declared ($0.24 per share)	0	0	0	(2,713)	0	(2,713)
Stock compensation expense	0	939	0	0	0	939
Allocation of 48,932 ESOP shares	0	418	489	0	0	907
Repurchase of 55,707 shares of company stock	0	(1,027)	0	0	0	(1,027)

Balances at December 31, 2010	$122	119,153	(8,808)	119,397	(2,505)	227,359

Comprehensive income:
Net income	0	0	0	12,789	0	12,789
Other comprehensive loss, net of tax:
Retirement benefit plans:
Net loss arising during the period, net of taxes of $1,023	0	0	0	0	(1,487)	(1,487)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

And Comprehensive Income

For the years ended December 31, 2011, 2010 and 2009

(Dollars in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
Less: Net losses recognized during the period in net periodic benefit cost, net of taxes of $18	$0	0	0	0	25	25
Investment securities:
Change in unrealized loss on securities, net of taxes of $124	0	0	0	0	197	197

Total comprehensive income						11,524
Cash dividends declared ($0.34 per share)	0	0	0	(3,886)	0	(3,886)
Stock compensation expense	1	3,460	0	0	0	3,461
Allocation of 48,933 ESOP shares	0	478	489	0	0	967
Repurchase of 1,281,268 shares of company stock	(13)	(25,451)	0	0	0	(25,464)

Balances at December 31, 2011	$110	97,640	(8,319)	128,300	(3,770)	213,961

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$12,789	$11,028	$8,664
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	418	345	1,198
Depreciation and amortization	1,124	1,010	943
Deferred income tax benefit	(1,745)	(1,769)	(1,829)
Amortization of fees, discounts, and premiums	(163)	91	(885)
Origination of loans held for sale	(60,470)	(47,863)	(85,060)
Proceeds from sales of loans held for sale	61,184	45,071	85,612
Gain on sale of loans, net	(711)	(442)	(1,636)
Net gain on sale of real estate owned	(18)	(1)	0
Other-than-temporary impairment loss on investment	0	2,404	3,481
Purchases of investment securities held for trading	(41,156)	(18,143)	0
Proceeds from sale of investment securities held for trading	41,334	18,244	0
Gain on sale of investment securities held for trading	(178)	(101)	0
Gain on sale of investment securities available for sale	(273)	(249)	(266)
Loss on extinguishment of debt	0	0	507
Net (gain) loss on sale of premises and equipment	(5)	68	(4)
ESOP expense	967	907	792
Share-based compensation expense	3,461	939	0
(Increase) decrease in accrued interest receivable	(244)	245	6
Net increase in bank-owned life insurance	(968)	(1,017)	(1,142)
Net (increase) decrease in prepaid expenses and other assets	2,221	(341)	(2,963)
Net increase (decrease) in accounts payable and accrued expenses	(81)	869	964
Net increase (decrease) in federal and state income taxes, net	2,537	(93)	(293)

Net cash provided by operating activities	20,023	11,202	8,089

Cash flows from investing activities:
Purchases of investment securities held to maturity	(256,721)	(102,139)	(184,527)
Purchases of investment securities available for sale	0	(64,774)	(17,928)
Principal repayments on investment securities held to maturity	143,526	165,291	112,440
Principal repayments on investment securities available for sale	525	114	23
Proceeds from sale of investment securities held to maturity	3,815	0	0
Proceeds from sale of investment securities available for sale	0	49,365	18,172
Loan originations, net of principal repayments on loans receivable	(45,987)	(42,261)	35,623
Increase in acquisition value of real estate owned	0	0	(28)
Proceeds from sale of real estate owned	180	160	0
Purchases of premises and equipment	(1,148)	(2,009)	(997)
Proceeds from disposals of premises and equipment	5	0	7

Net cash provided by (used in) investing activities	(155,805)	3,747	(37,215)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

	2011	2010	2009
Cash flows from financing activities:
Net increase in deposits	$89,646	$61,802	$90,754
Proceeds from advances from the Federal Home Loan Bank	10,000	10,000	55,692
Repayments of advances from the Federal Home Loan Bank	0	0	(91,483)
Proceeds from securities sold under agreements to repurchase	47,000	1,136	15,000
Repayments of securities sold under agreements to repurchase	(43,900)	(26,136)	0
Purchases of Fed Funds	10	10	39,367
Sales of Fed Funds	(10)	(10)	(39,367)
Repayments of subordinated debt	0	0	(24,744)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(112)	471	(209)
Proceeds from issuance of common stock, net of costs	0	0	108,856
Purchases of company stock	(25,464)	(1,027)	0
Cash dividends paid	(3,886)	(2,713)	(3)

Net cash provided by financing activities	73,284	43,533	153,863

Net increase (decrease) in cash and cash equivalents	(62,498)	58,482	124,737
Cash and cash equivalents at beginning of the year	194,435	135,953	11,216

Cash and cash equivalents at end of the year	$131,937	$194,435	$135,953

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$11,385	$14,965	$20,095
Income taxes	7,906	8,374	6,761
Supplemental disclosure of noncash investing activities:
Loans transferred to real estate owned	$570	$0	$0
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

December 31, 2011, 2010 and 2009

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

The Company provides loan and deposit products and services primarily to individual customers through 27 branches located throughout Hawaii. We deal primarily in residential mortgage loans in the State of Hawaii. The Company’s earnings depend primarily on its net interest income, which is the difference between the interest income earned on interest-earning assets (loans receivable and investments) and the interest expense incurred on interest-bearing liabilities (deposit liabilities and borrowings). Deposits traditionally have been the principal source of the Bank’s funds for use in lending, meeting liquidity requirements, and making investments. The Company also derives funds from receipt of interest and principal on outstanding loans receivable and investments, borrowings from the Federal Home Loan Bank (FHLB) of Seattle, securities sold under agreements to repurchase, and proceeds from issuance of common stock.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts and results of operations of Territorial Bancorp Inc. and its wholly owned subsidiaries, Territorial Savings Bank, Territorial Real Estate Company, Inc., Territorial Financial Services, Inc., and Territorial Holdings, Inc. Territorial

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

(c)	Cash and Cash Equivalents

Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, federal funds sold, and short-term, highly liquid investments with original maturities of three months or less.

(d)	Investment Securities

The Company classifies and accounts for its investment securities as follows: (1) held-to-maturity debt securities in which the Company has the positive intent and ability to hold to maturity are reported at amortized cost; (2) trading securities that are purchased for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in current earnings; and (3) available-for-sale securities not classified as either held-to-maturity or trading securities are reported at fair value, with unrealized gains and losses excluded from current earnings and reported as a separate component of equity. At December 31, 2011, the Company classified all of its investments as held-to-maturity. At December 31, 2010, the Company classified $15.0 million and $530.6 million of its investments as available-for-sale and held-to-maturity, respectively.

A decline in the market value of any available-for-sale or held-to-maturity security below cost, that is deemed to be other-than-temporary, results in an impairment to reduce the carrying amount to fair value. To determine whether impairment is other- than-temporary, the Company considers whether it has the intent and ability not to sell and would not be required to sell for a sufficient period of time to recover the remaining amortized cost basis.

In April 2009, the FASB amended the Investments—Debt and Equity Securities topic of the FASB ASC. This amendment changes the other-than-temporary impairment guidance in U.S. GAAP and disclosure requirements in the financial statements. For securities not expected to be sold, credit related other-than-temporary impairment is recognized in earnings while noncredit related impairment is recognized in other comprehensive income. The amendment was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company early adopted the provisions of the amendment on January 1, 2009. As a result, a $1.5 million cumulative adjustment for prior year impairment losses was recorded that increased retained earnings and increased accumulated other comprehensive loss as of the beginning of the year.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

(e)	Loans Receivable

This policy applies to all loan classes. Loans receivable are stated at the principal amount outstanding, less the allowance for loan losses, loan origination fees and costs, and commitment fees. Interest on loans receivable is accrued as earned. The Company has a policy of placing loans on a nonaccrual basis when more than 90 days contractually delinquent or when, in the opinion of management, collection of all or part of the principal balance appears doubtful. Interest, net deferred fees, and discounts on loans classified as nonaccrual are generally recognized on a cash basis. The Company, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, if the loan is considered to be collateral dependent, based on the fair value of the collateral less estimated costs to sell. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Similarly, interest, net deferred fees, and discounts on impaired loans are recognized on a cash basis. A nonaccrual loan may be restored to an accrual basis when principal and interest payments are current and full payment of principal and interest is expected.

(f)	Loans Held for Sale

Loans held for sale are stated at the lower of aggregate cost or market value. Net fees and costs of originating loans held for sale are deferred and are included in the basis for determining the gain or loss on sales of loans held for sale.

(g)	Deferred Loan Origination Fees and Unearned Loan Discounts

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

(h)	Real Estate Owned

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

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

(i)	Allowance for Loan Losses

The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. All loan losses are charged, and all recoveries are credited, to the allowance for loan losses. Additions to the allowance for loan losses are provided by charges to income based on various factors, which, in the Company’s judgment, deserve current recognition in estimating probable losses. Charge-offs to the allowance are made when management determines that collectability of all or a portion of a loan is doubtful and available collateral is insufficient to repay the loan. The allowance for loan losses consists primarily of two components:

(1)	Specific allowances established for impaired loans (generally defined as loans delinquent 90 days or more). The amount of impairment provided as a specific allowance is represented by the deficiency, if any, between the estimated fair value of the loan and the carrying value of the loan. For collateral dependent loans, the specific allowance is based on the deficiency between the fair value of the underlying collateral, less selling costs, and the carrying value of the loan. If the estimated fair value of the underlying collateral, less selling costs, exceeds the carrying value of the loan, the excess is not considered in establishing specific allowances for loan losses.

(2)	General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired, in accordance with the Receivables topic of the FASB ASC. The portfolio is grouped into similar risk characteristics, primarily loan type and delinquency status. The Company applies an estimated loss rate to each loan group. The loss rates applied are based upon its loss experience adjusted, as appropriate, for environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses the Company has established, which could have a material negative effect on its financial results.

Residential mortgage loans represent the largest segment of the Company’s loan portfolio. All of the residential mortgage loans are secured by a first mortgage on residential real estate in Hawaii and consist primarily of fixed-rate mortgage loans which have been underwritten to Freddie Mac and Fannie Mae guidelines and have similar risk characteristics. The loan loss allowance is determined by first calculating the historical loss rate for this segment of the portfolio. The loss rate may be adjusted for qualitative and environmental factors. The allowance for loan loss is calculated by multiplying the adjusted loss rate by the total loans in this segment of the portfolio.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

The adjustments to historical loss experience are based on an evaluation of several qualitative and environmental factors, including:

•	changes in lending policies and procedures, including changes in underwriting standards and collections, charge-off and recovery practices;

•	changes in international, national, and local economic trends;

•	changes in the types of loans in the loan portfolio;

•	changes in the experience and ability of personnel in the mortgage loan origination and loan servicing departments;

•	changes in the number and amount of delinquent loans and classified assets;

•	changes in the type and volume of loans being originated;

•	changes in the value of underlying collateral for collateral dependent loans;

•	changes in any concentration of credit; and

•	external factors such as competition, legal and regulatory requirements on the level of estimated credit losses in the existing loan portfolio.

The Company also uses historical loss rates adjusted for qualitative and environmental factors to establish loan loss allowances for the following portfolio segments:

•	home equity loans and lines of credit; and

•	consumer and other loans.

The Company has a limited loss experience for the construction, commercial and other mortgage segment of the loan portfolio. The loan loss allowance on this portfolio segment is determined using the loan loss rate of other financial institutions in the State of Hawaii. The allowance for loan loss is calculated by multiplying the loan loss rate of other financial institutions in the state by the total loans in this segment of the Company’s loan portfolio.

In addition, the unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but are not reflected in the allocated allowance.

While the Company uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review the allowance for loan losses. The Office of the Comptroller of the Currency may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(j)	Transfer of Financial Assets

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

(k)	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is principally computed on the straight-line method over the estimated useful lives of the respective assets. The estimated useful life of buildings and improvements is 30 years, furniture, fixtures, and equipment is 3 to 10 years, and automobiles are 3 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

(l)	Income Taxes

The Company files consolidated federal income tax and consolidated state franchise tax returns.

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

We establish income tax contingency reserves for potential tax liabilities related to uncertain tax positions. A liability for income tax uncertainties would be recorded for unrecognized tax benefits related to uncertain tax positions where it is more likely than not that the position will be sustained upon examination by a taxing authority.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

As of December 31, 2011 and 2010, the Company has not recognized a liability for income tax uncertainties in the accompanying consolidated balance sheets. Management concluded that a liability for income tax uncertainties is not expected to be recorded within the next 12 months.

In 2011, 2010 and 2009, the Company did not incur any interest or penalties on income taxes.

Tax years 2008 to 2010 currently remain subject to examination by the Internal Revenue Service and by the Department of Taxation of the State of Hawaii.

(m)	Impairment of Long-Lived Assets

Long-lived assets, such as premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheets.

(n)	Pension Plan

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

(o)	Employee Stock Ownership Plan (ESOP)

The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

(p)	Earnings Per Share

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

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(q)	Common Stock Repurchase Program

In 2011 and 2010, the Company adopted common stock repurchase programs in which shares repurchased reduce the amount of shares issued and outstanding. The repurchased shares may be reissued in connection with share-based compensation plans and for general corporate purposes. As of December 31, 2011 and 2010, the Company repurchased 1,281,268 and 55,707 shares, respectively, of the total 1,867,253 shares authorized by the Board of Directors. During 2011 and 2010, shares were repurchased at an average cost of $19.52 and $18.44, respectively.

(r)	Bank-Owned Life Insurance

The Company invests in bank-owned life insurance to provide a funding source for benefit plan obligations. Bank-owned life insurance also generally provides non-interest income that is nontaxable. Federal regulations generally limit the investment in bank-owned life insurance to 25% of the Company’s Tier 1 capital plus the allowance for loan losses. At December 31, 2011, this limit was $50.7 million, and the Company had invested $30.2 million in bank-owned life insurance at that date.

(s)	Use of Estimates

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

(t)	Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) amended the Fair Value Measurements and Disclosures topic of the FASB Accounting Standards Codification (ASC). The amendment requires disclosures about the significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, and requires the reconciliation of activity in Level 3 fair value measurements be made on a gross basis. The amendment also clarifies the level of disaggregation required in disclosures and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3 items. The part of the amendment related to the reconciliation of Level 3 activity was effective for interim and annual periods beginning after December 15, 2010, and was adopted by the Company on January 1, 2011. The remaining parts of the amendment were effective for interim and annual periods beginning after December 15, 2009, and were adopted by the Company on January 1, 2010. The Fair Value of Financial Instruments footnote has been updated to include the revised disclosures.

In April 2011, the FASB amended the Receivables topic of the FASB ASC. The amendment helps creditors determine whether a troubled debt restructuring has occurred by clarifying whether a restructuring constitutes a concession and whether the debtor is experiencing financial difficulties.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

The amendment also requires disclosures related to troubled debt restructurings that were initially effective for periods ending after December 15, 2010, but deferred to make the effective date concurrent with this amendment. The amendment was effective for the first interim or annual period beginning on or after June 15, 2011, and was adopted by the Company on July 1, 2011. The adoption did not have a material effect on its consolidated financial statements.

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

In June 2011, the FASB amended the Comprehensive Income topic of the FASB ASC. The amendment eliminates the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity. Non-owner changes in stockholders’ equity must be presented either in a continuous statement of comprehensive income or in two separate but consecutive statements. The amendment is effective for interim or annual periods beginning after December 15, 2011, with early adoption permitted. In December 2011, the FASB deferred the effective date of the part of this amendment requiring reclassifications out of accumulated other comprehensive income to be shown on the face of the financial statements. Pending a final decision on this issue by the FASB, previous disclosure requirements will remain in effect. The adoption of this amendment will affect the location of disclosures related to other comprehensive income, but the Company does not expect any other material effect on its consolidated financial statements.

In December 2011, the FASB amended the Balance Sheet topic of the FASB ASC. The amendment requires disclosures about the gross and net information related to instruments and transactions eligible for offset in the statement of financial position. The disclosures are meant to assist users of financial statements to more easily compare information that is presented based on the differing offsetting requirements of U.S. generally accepted accounting principles and International Financial Reporting Standards. The amendment is effective for interim and annual periods beginning on or after January 1, 2013. The Company does not expect the adoption of this amendment to have a material effect on its consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(3) Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	December 31,
(Dollars in thousands)	2011	2010
Cash and due from banks	$8,692	$8,827
Interest-bearing deposits in other banks	123,245	185,608

Cash and cash equivalents	$131,937	$194,435

(4) Investment Securities

The amortized cost and fair values of securities classified as held-to-maturity and available for sale are as follows:

	Amortized cost	Gross unrealized		Estimated fair value
(Dollars in thousands)		Gains	Losses
December 31, 2011:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$653,839	33,490	(269)	$687,060
Trust preferred securities	32	227	0	259

Total	$653,871	33,717	(269)	$687,319

Available for sale:
U.S. government-sponsored mortgage-backed securities	$0	0	0	$0
Total	$0	0	0	$0

December 31, 2010:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$530,523	18,191	(1,998)	$546,716
Trust preferred securities	32	96	0	128
Total	$530,555	18,287	(1,998)	$546,844

Available for sale:
U.S. government-sponsored mortgage-backed securities	$15,540	0	(530)	$15,010
Total	$15,540	0	(530)	$15,010

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

$15.0 million of U.S. government-sponsored mortgage-backed securities were reclassified from available-for-sale to held-to-maturity during the three months ended June 30, 2011. Management considers the held-to-maturity classification of these securities to be appropriate as the Company has the positive intent and ability to hold these securities to maturity.

The amortized cost and estimated fair value of investment securities at December 31, 2011 are shown below. Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Estimated fair value
Held to maturity:
Due after 5 years through 10 years	$6,524	$6,713
Due after 10 years	647,347	680,606

Total	$653,871	$687,319

Realized gains and losses and the proceeds from sales of securities available for sale and trading for the years ended December 31 are shown in the table below. All sales of securities were U.S. government-sponsored mortgage-backed securities.

(Dollars in thousands)	2011	2010	2009
Proceeds from sales	$45,149	$67,609	$18,172
Gross gains	451	350	266
Gross losses	0	0	0

In 2011, the Company received proceeds of $3.8 million from the sale of $3.5 million of held-to-maturity debt securities, resulting in gross realized gains of $261,000. The sale of these securities, for which the Company had already collected a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investment topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio. There were no sales of held-to-maturity securities during 2010 and 2009.

Investment securities with carrying values of $281.0 million and $293.3 million at December 31, 2011 and 2010, respectively, were pledged to secure public deposits, reverse repurchase agreements, and transaction clearing accounts.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Provided below is a summary of investment securities, which were in an unrealized loss position at December 31, 2011 and 2010. The Company does not intend to sell these securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

Description of securities	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses
(Dollars in thousands)
December 31, 2011
Mortgage-backed securities	$17,697	268	122	1	7	17,819	269

Total	$17,697	268	122	1	7	17,819	269

December 31, 2010
Mortgage-backed securities	$98,524	2,480	2,962	48	17	101,486	2,528

Total	$98,524	2,480	2,962	48	17	101,486	2,528

Mortgage-Backed Securities. The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in current market interest rates. All of the mortgage-backed securities are guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae, which are U.S. government-sponsored enterprises. Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company has the intent not to sell these investments until maturity and it is not more likely than not that the Company does not intend to sell such investments prior to recovery of its amortized cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2011 and 2010.

Trust Preferred Securities. At December 31, 2011, the Company owns two trust preferred securities, PreTSL XXIII and XXIV. The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. All of these securities are classified in the Bank’s held-to-maturity investment portfolio.

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

PreTSL XXIV has a book value of $0. PreTSL XXIII has a book value of $32,000. The difference between the book value of $32,000 and the remaining amortized cost basis of $1.1 million is reported as other comprehensive loss and is related to non-credit factors such as the trust preferred securities market being inactive.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

It is reasonably possible that the fair values of the trust preferred securities could decline in the near term if the overall economy and the financial condition of some of the issuers continue to deteriorate and the liquidity of these securities remains low. As a result, there is a risk that the Company’s remaining amortized cost basis of $1.1 million on its trust preferred securities could be credit-related other-than-temporarily impaired in the near term. The impairment could be material to the Company’s consolidated statements of income.

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)	2011	2010
Balance at January 1	$5,885	$3,481
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	0	2,404

Balance at December 31	$5,885	$5,885

The table below shows the components of comprehensive loss, net of taxes, resulting from other-than-temporarily impaired securities:

	December 31,
(Dollars in thousands)	2011	2010
Non-credit losses on other-than-temporarily impaired securities, net of taxes of $427	$679	$679

(5) Federal Home Loan Bank Stock

The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of December 31, 2011, consistent with its accounting policies. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory capital situation and the Company’s intent not to sell the investment for a sufficient period of time to recover the par value, the Company did not consider its FHLB stock other-than-temporarily impaired. As of December 31, 2011, the FHLB of Seattle has met all of its regulatory capital requirements. Moody’s Investor Service and Standard and Poor’s Rating Services have given the FHLB of Seattle credit ratings of Aaa and AA+, respectively. Even though the Company did not recognize an other-than-temporary impairment loss on its investment in FHLB stock in 2011, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(6) Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	December 31,
(Dollars in thousands)	2011	2010
Real estate loans:
First mortgages:
One- to four-family residential	$654,412	$604,456
Multi-family residential	6,956	5,408
Construction, commercial, and other	12,741	14,412
Home equity loans and lines of credit	17,253	20,064

Total real estate loans	691,362	644,340

Other loans:
Loans on deposit accounts	756	895
Consumer and other loans	4,732	4,740

Total other loans	5,488	5,635

Less:
Net unearned fees and discounts	(5,613)	(5,585)
Undisbursed loan funds	(1,601)	(1,112)
Allowance for loan losses	(1,541)	(1,488)

	(8,755)	(8,185)

Loans receivable, net	$688,095	$641,790

The activity in the allowance for loan losses on loans receivable is as follows:

	For the year ended December 31,
(Dollars in thousands)	2011	2010	2009
Balance, beginning of year	$1,488	$1,681	$899
Provision for loan losses	418	345	1,198

	1,906	2,026	2,097

Charge-offs	(415)	(655)	(426)
Recoveries	50	117	10

Net charge-offs	(365)	(538)	(416)

Balance, end of year	$1,541	$1,488	$1,681

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

The table below presents the activity in the allowance for loan losses by portfolio segment:

(Dollars in thousands)	Residential Mortgage	Construction, Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals
2011:
Balance, beginning of period	$583	$277	$305	$208	$115	$1,488
Provision (reversal of allowance) for loan losses	208	62	(38)	225	(39)	418

	791	339	267	433	76	1,906

Charge-offs	(188)	(54)	(9)	(164)	0	(415)
Recoveries	28	0	0	22	0	50

Net charge-offs	(160)	(54)	(9)	(142)	0	(365)

Balance, end of period	$631	$285	$258	$291	$76	$1,541

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

(Dollars in thousands)	Residential Mortgage	Construction Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals
December 31, 2011:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	631	285	258	291	76	1,541

Total ending allowance balance	$631	$285	$258	$291	$76	$1,541

Loans:
Ending loan balance:
Individually evaluated for impairment	$4,926	$184	$159	$3	$0	$5,272
Collectively evaluated for impairment	650,901	10,872	17,105	5,486	0	684,364

Total ending loan balance	$655,827	$11,056	$17,264	$5,489	$0	$689,636

December 31, 2010:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	583	277	305	208	115	1,488

Total ending allowance balance	$583	$277	$305	$208	$115	$1,488

Loans:
Ending loan balance:
Individually evaluated for impairment	$3,401	$2	$0	$5	$0	$3,408
Collectively evaluated for impairment	600,981	13,185	20,079	5,625	0	639,870

Total ending loan balance	$604,382	$13,187	$20,079	$5,630	$0	$643,278

The table below presents the balance of impaired loans and the related amount of allocated loan loss allowances as of December 31, 2011 and 2010:

(Dollars in thousands)	2011	2010
Loans with no allocated allowance for loan losses	$5,272	$3,408
Loans with allocated allowance for loan losses	0	0

Total impaired loans	$5,272	$3,408

Amount of allocated loan loss allowance	$0	$0

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance
2011:
With no related allowance recorded:
One- to four-family residential mortgages	$4,926	$5,206
Construction, commercial and other mortgages	184	241
Home equity loans and lines of credit	159	165
Consumer and other	3	3

Total	$5,272	$5,615

2010:
With no related allowance recorded:
One- to four-family residential mortgages	$3,401	$3,413
Construction, commercial and other mortgages	2	2
Consumer and other	5	5

Total	$3,408	$3,420

2009:
With no related allowance recorded:
One- to four-family residential mortgages	$3,241	$3,269

Total	$3,241	$3,269

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized
2011:
With no related allowance recorded:
One- to four-family residential mortgages	$5,009	$150
Construction, commercial and other mortgages	211	0
Home equity loans and lines of credit	163	0
Consumer and other	4	1

Total	$5,387	$151

2010:
With no related allowance recorded:
One- to four-family residential mortgages	$3,471	$131
Construction, commercial and other mortgages	22	0
Consumer and other	5	0

Total	$3,498	$131

2009:
With no related allowance recorded:
One- to four-family residential mortgages	$3,335	$78

Total	$3,335	$78

There were no loans individually evaluated for impairment with a related allowance for loan loss as of December 31, 2011 or 2010.

Impaired loans at December 31, 2011 and 2010 amounted to $5.3 million and $3.4 million, respectively, and included all nonaccrual and restructured loans. During the years ended December 31, 2011, 2010 and 2009, the average recorded investment in impaired loans was $5.4 million, $3.5 million and $3.3 million, respectively. Interest income recognized on impaired loans for the years ended December 31, 2011, 2010 and 2009 was $151,000, $131,000 and $78,000, respectively.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

The table below presents the aging of loans and accrual status by class of loans as of December 31, 2011 and 2010:

(Dollars in thousands)	30 – 59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total Loans	Nonaccrual Loans	Loans More Than 90 Days Past Due and Still Accruing
December 31, 2011:
One- to four family residential mortgages	$499	$0	$2,148	$2,647	$646,268	$648,915	$2,582	$0
Multi-family residential mortgages	0	0	0	0	6,912	6,912	0	0
Construction, commercial and other mortgages	0	0	184	184	10,872	11,056	184	0
Home equity loans and lines of credit	168	0	0	168	17,096	17,264	159	0
Loans on deposit accounts	0	0	0	0	756	756	0	0
Consumer and other	11	2	3	16	4,717	4,733	3	0

Total	$678	$2	$2,335	$3,015	$686,621	$689,636	$2,928	$0

December 31, 2010:
One- to four family residential mortgages	$1,476	$0	$801	$2,277	$596,732	$599,009	$801	$0
Multi-family residential mortgages	0	0	0	0	5,373	5,373	0	0
Construction, commercial and other mortgages	0	0	2	2	13,185	13,187	2	0
Home equity loans and lines of credit	58	0	0	58	20,021	20,079	0	0
Loans on deposit accounts	0	0	0	0	895	895	0	0
Consumer and other	10	8	5	23	4,712	4,735	5	0

Total	$1,544	$8	$808	$2,360	$640,918	$643,278	$808	$0

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

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

The Company had 12 nonaccrual loans with a book value of $2.9 million at December 31, 2011 and seven nonaccrual loans with a book value of $808,000 as of December 31, 2010. The Company collected and recognized interest income on nonaccrual loans of $32,000, $0 and $5,000 during 2011, 2010 and 2009, respectively. The Company would have recognized additional interest income of $95,000, $36,000 and $21,000 throughout 2011, 2010 and 2009, respectively, had the loans been accruing interest. The Company did not have any loans more than 90 days past due and still accruing interest as of December 31, 2011 or 2010.

The following table presents by class, loans modified in a troubled debt restructuring during the years ended December 31, 2011 and 2010:

	2011			2010
(Dollars in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
December 31:
One- to four-family residential	2	$357	$337	2	$417	$396

Total	2	$357	$337	2	$417	$396

There were no loans modified in a troubled debt restructuring within the past 12 months that subsequently defaulted.

The Company had 11 troubled debt restructurings totaling $2.9 million as of December 31, 2011 and considered to be impaired. There were ten one- to four-family residential mortgage loans totaling $2.8 million and one home equity loan for $158,000. Eight of the loans, totaling $2.3 million, are performing in accordance with their restructured terms and accruing interest at December 31, 2011. Two of the loans, totaling $344,000, are performing in accordance with their restructured terms but not accruing interest at December 31, 2011. One of the loans, for $248,000, is 59 days delinquent and not accruing interest as of December 31, 2011. There were nine troubled debt restructured one- to four-family residential mortgage loans totaling $2.6 million as of December 31, 2010 that were considered to be impaired. All of the loans are performing in accordance with their restructured terms and accruing interest at December 31, 2010. Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers. We have no commitments to lend any additional funds to these borrowers.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the years ended December 31, 2011 and 2010, the Company sold $61.2 million and $45.1 million, respectively, of mortgage loans held for sale and recognized gains of $711,000 and $442,000, respectively. The Company had 12 loans held for sale totaling $3.2 million at December 31, 2011 and 13 loans held for sale totaling $3.2 million at December 31, 2010.

The Company serviced loans for others of $115.3 million, $131.6 million, and $135.6 million at December 31, 2011, 2010, and 2009, respectively. Of these amounts, $6.2 million, $8.1 million, and $10.4 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at December 31, 2011, 2010, and 2009, respectively.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

The amount of contractually specified servicing fees earned was $348,000, $396,000, and $333,000 for 2011, 2010, and 2009, respectively. The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

In the normal course of business, the Company has made loans to certain directors and executive officers under terms which management believes are consistent with the Company’s general lending policies. Loans to directors and executive officers amounted to $1.6 million and $1.5 million at December 31, 2011 and 2010, respectively.

(7) Accrued Interest Receivable

The components of accrued interest receivable are as follows:

	December 31,
(Dollars in thousands)	2011	2010
Investment securities	$2,351	$2,102
Loans receivable	2,416	2,414
Interest-bearing deposits	13	20

Total	$4,780	$4,536

(8) Mortgage Servicing Assets

Mortgage servicing assets are created when the Company sells mortgage loans and retains the rights to service the loans. Mortgage servicing assets are accounted for in accordance with the Transfers and Servicing topic of the FASB ASC and are initially valued at fair value and subsequently at the lower of cost or fair value. We amortize mortgage servicing assets in proportion to and over the period of estimated net servicing income. All servicing assets are grouped into categories based on the interest rate and original term of the loan sold. Mortgage servicing assets related to loan sales are recorded as a gain on sale of loans and totaled $9,000 and $141,000 for the years ended December 31, 2011 and 2010, respectively.

The table below presents the changes in our mortgage servicing assets for the years ended December 31, 2011 and 2010:

(Dollars in thousands)	2011	2010
Balance at beginning of year	$1,137	$1,237
Additions	9	141
Impairments	(34)	(64)
Amortization	(142)	(177)

Balance at end of year	$970	$1,137

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

The table below presents the gross carrying values, accumulated amortization, and net carrying values of our mortgage servicing assets at December 31, 2011 and 2010:

(Dollars in thousands)	2011	2010
Gross carrying value	$1,510	$1,535
Accumulated amortization	(540)	(398)

Net carrying value	$970	$1,137

The estimated amortization expense for our mortgage servicing assets for the next five years and all years thereafter are as follows:

(Dollars in thousands)
2012	$146
2013	125
2014	106
2015	90
2016	76
Thereafter	427

$970

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

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

The table below presents the fair values and key assumptions used in determining the fair values of our mortgage servicing assets as of December 31, 2011 and 2010:

(Dollars in thousands)	2011	2010
Fair value, beginning of year	$1,366	$1,346
Fair value, end of year	977	1,366
Weighted average discount rate	10.00%	10.00%
Weighted average prepayment speed assumption (PSA prepayment speed)	193.6 PSA	135.6 PSA

The PSA prepayment model assumes increasing prepayment rates for the first 30 months of a loan’s term and constant prepayment rates thereafter.

(9) Interest Rate Lock and Forward Loan Sale Commitments

The Company may enter into interest rate lock commitments with borrowers on loans intended to be sold. To manage interest rate risk on the lock commitments, the Company may also enter into forward loan sale commitments. The interest rate lock commitments and forward loan sale commitments are treated as derivatives and are recorded at their fair values in prepaid expenses and other assets or in accounts payable and accrued expenses. Changes in fair value are recorded in current earnings. At December 31, 2011, interest rate locks and forward loan sale commitments on loans held for sale amounted to $10.3 million and $13.6 million, respectively.

The table below presents the location of assets and liabilities related to derivatives:

(Dollars in thousands)	Location on Balance Sheet	Asset Derivatives		Liability Derivatives
		Fair Value at December 31, 2011	Fair Value at December 31, 2010	Fair Value at December 31, 2011	Fair Value at December 31, 2010
Interest rate contracts	Prepaid expenses and other assets	$156	$456	$0	$0
Interest rate contracts	Accounts payable and accrued expenses	0	0	139	314

Total derivatives		$156	$456	$139	$314

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

The table below presents the location of gains and losses related to derivatives:

(Dollars in thousands)	Location of gain (loss) on Statement of Income	2011	2010
Interest rate contracts	Gain on sale of loans	$(125)	$93

Total derivatives		$(125)	$93

(10) Premises and Equipment

Premises and equipment are as follows:

(Dollars in thousands)	December 31,
	2011	2010
Land	$585	$585
Buildings and improvements	596	596
Leasehold improvements	10,728	8,989
Furniture, fixtures and equipment	5,079	4,767
Automobiles	113	104

	17,101	15,041
Less accumulated depreciation and amortization	(11,867)	(10,771)

	5,234	4,270
Construction in progress	216	1,156

	$5,450	$5,426

Depreciation expense was $1.1 million, $1.0 million and $943,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(11) Deposits

Deposit accounts by type are summarized with their respective weighted average interest rates as follows:

(Dollars in thousands)	December 31,
	2011		2010
	Amount	Rate	Amount	Rate
Non-interest bearing	$28,281	0.00%	$20,485	0.00%
Savings accounts	802,155	0.58	741,047	0.68
Certificates of deposit	223,751	0.84	209,183	1.02
Money market	434	0.25	624	0.40
Checking and Super NOW	111,495	0.03	105,131	0.06

	$1,166,116	0.57%	$1,076,470	0.67%

The maturity of certificate of deposit accounts at December 31, 2011 is as follows (dollars in thousands):

Maturing in:
2012	$183,878
2013	12,377
2014	14,330
2015	8,881
2016	4,285

$223,751

Certificates of deposit with balances greater than or equal to $100,000 totaled $153.3 million and $130.3 million at December 31, 2011 and 2010, respectively. Accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000.

Interest expense by type of deposit is as follows:

(Dollars in thousands)	2011	2010	2009
Savings	$4,708	$7,722	$7,761
Certificates of deposit and money market	2,014	2,626	6,357
Checking and Super NOW	48	47	11

Total	$6,770	$10,395	$14,129

At December 31, 2011 and 2010, overdrawn deposit accounts totaled $85,000 and $87,000, respectively, and have been reclassified as loans in the consolidated balance sheets.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(12) Advances from the Federal Home Loan Bank

The FHLB advances are secured by a blanket pledge on the Bank’s assets. At December 31, 2011 and 2010, the Company had available additional unused FHLB advances of approximately $361.0 million and $350.3 million, respectively.

Advances outstanding consisted of the following:

	December 31,
	2011		2010		2009
(Dollars in thousands)	Amount	Weighted average Rate	Amount	Weighted average rate	Amount	Weighted average rate
Due within one year	$0	0.00%	$0	0.00%	$0	0.00%
Due over 1 year to 2 years	10,000	2.12	0	0.00	0	0.00
Due over 2 years to 3 years	0	0.00	10,000	2.12	0	0.00
Due over 3 years to 4 years	10,000	2.06	0	0.00	0	0.00

Total	$20,000	2.09%	$10,000	2.12%	$0	0.00%

The Company, as a member of the FHLB system, is required to obtain and hold shares of capital stock of the FHLB in an amount equal to the greater of 0.50% of mortgage loans and mortgage-backed securities or $500. At December 31, 2011 and 2010, the Company met such requirement. At December 31, 2011 and 2010, the Company owned $12.3 million of capital stock of the FHLB.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(13) Securities Sold under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts. Securities sold under agreements to repurchase are summarized as follows:

	December 31,
	2011		2010
(Dollars in thousands)	Repurchase liability	Weighted average rate	Repurchase liability	Weighted average rate
Maturing:
1 year or less	$28,300	4.75%	$43,900	3.53%
Over 1 year to 2 years	33,000	3.91	28,300	4.75
Over 2 years to 3 years	0	0.00	33,000	3.91
Over 3 years to 4 years	47,000	2.11	0	0.00

	$108,300	3.35%	$105,200	3.95%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at December 31, 2011. The amount at risk is the greater of the carrying value or fair value over the repurchase liability. All the agreements to repurchase are with JP Morgan Securities and the securities pledged are issued and guaranteed by U.S. government-sponsored enterprises.

(Dollars in thousands)	Carrying value of securities	Fair value of securities	Repurchase liability	Amount at risk	Weighted average months to maturity
Maturing:
Over 90 days	$114,447	121,729	108,300	13,429	24

	$114,447	121,729	108,300	13,429	24

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(14) Income Taxes

Allocation of federal and state income taxes between current and deferred provisions is as follows:

(Dollars in thousands)	2011	2010	2009
Current
Federal	$8,530	$7,253	$5,767
State	1,913	28	701

	10,443	7,281	6,468

Deferred
Federal	(1,239)	(1,391)	(1,569)
State	(506)	(378)	(260)

	(1,745)	(1,769)	(1,829)

	$8,698	$5,512	$4,639

The federal statutory corporate tax rate for the years ended December 31, 2011 and 2010 was 35% and 34% for the year ended December 31, 2009. A reconciliation of the tax provision based on the statutory corporate rate on pretax income and the provision for taxes as shown in the accompanying consolidated statements of income is as follows:

(Dollars in thousands)	2011	2010	2009
Income tax expense at statutory rate	$7,520	$5,624	$4,523
Income tax effect of:
Other tax-exempt income	(339)	(399)	(448)
State income taxes, net of federal income tax benefits	915	864	291
Refund of state franchise taxes (net of taxes)	0	(608)	0
Other	602	31	273

Total income tax expense	$8,698	$5,512	$4,639

Effective income tax rate	40.48%	33.33%	34.87%

The company recorded a $1.0 million tax refund from the State of Hawaii in 2010 as settlement for litigation related to the State’s denial of a dividend received deduction. After providing taxes on the refund, the Company recognized a net reduction in income tax expense of $608,000.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

The components of income taxes payable are as follows:

	December 31,
(Dollars in thousands)	2011	2010
Current taxes payable (receivable):
Federal	$1,235	$(849)
State	1,879	1,426

	3,114	577

Deferred taxes payable (receivable)
Federal	(2,009)	128
State	(639)	(150)

	(2,648)	(22)

Total	$466	$555

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented below:

(Dollars in thousands)	2011	2010
Deferred tax assets:
Premises and equipment	$1,114	$1,055
Hawaii franchise tax	761	601
Unfunded pension liability	2,618	960
Allowance for loan losses	613	574
Impaired asset write-down	2,780	2,699
Deferred compensation	0	132
Equity incentive plan	717	382
Unrealized loss on available-for-sale securities	84	208

	8,687	6,611

Deferred tax liabilities:
Net deferred loan fees	2,637	3,421
FHLB stock dividends	2,639	2,557
Prepaid expense	110	172
Premiums on loans sold	386	439
Deferred compensation	267	0

	6,039	6,589

Net deferred tax assets	$2,648	$22

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. There was no valuation allowance for deferred tax assets as of December 31, 2011 and 2010.

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

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

The following table sets forth the status of the Pension Plan and SERP at the dates indicated:

	Pension Plan		SERP
	December 31
(Dollars in thousands)	2011	2010	2011	2010
Accumulated benefit obligation at end of year	$ 12,948	$ 11,111	$ 8,169	$ 7,573

Change in projected benefit obligation:
Benefit obligation at beginning of year	$11,111	$10,004	$7,573	$6,609
Service cost	98	101	399	627
Interest cost	633	609	214	354
Actuarial loss	1,361	629	0	0
Benefits paid	(255)	(232)	(17)	(17)
Curtailments	0	0	0	0

Benefit obligation at end of year	12,948	11,111	8,169	7,573

Change in plan assets:
Fair value of plan assets at beginning of year	10,346	9,926	0	0
Actual return on plan assets	(373)	652	0	0
Employer contributions	1,600	0	17	17
Benefits paid	(255)	(232)	(17)	(17)

Fair value of plan assets at end of year	11,318	10,346	0	0

Funded status at end of year	$(1,630)	$(765)	$(8,169)	$(7,573)

Amounts recognized in the consolidated balance sheets:
Accounts payable and accrued expenses	$(1,630)	$(765)	$(8,169)	$(7,573)

Liability	$(1,630)	$(765)	$(8,169)	$(7,573)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$4,954	$2,488	$0	$0
Prior service cost	0	0	0	0

Accumulated other comprehensive loss, before tax	$4,954	$2,488	$0	$0

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

The following table sets forth the changes recognized in accumulated other comprehensive loss for the years indicated:

	Pension Plan
	Year ended December 31,
(Dollars in thousands)	2011	2010
Accumulated other comprehensive loss at beginning of year, before tax	$2,488	$1,764

Actuarial net loss arising during the period	2,509	747
Amortizations (recognized in net periodic benefit cost):
Actuarial loss	(43)	(23)
Prior service cost	0	0

Total recognized in other comprehensive income	2,466	724

Accumulated other comprehensive loss at end of year, before tax	$4,954	$2,488

For the years ended December 31, 2011 and 2010, the following weighted average assumptions were used to determine benefit obligations at the end of the year:

	Pension Plan		SERP
	Year ended December 31,
	2011	2010	2011	2010
Assumptions used to determine the year-end benefit obligations:
Discount rate	4.90%	5.80%	5.02%	5.03%
Rate of compensation increase	N/A	N/A	5.00%	5.00%

The Company does not expect any plan assets to be returned to the Company during calendar year 2012.

The dates used to determine retirement measurements for the Pension Plan were December 31, 2011 and 2010.

The Company’s investment strategy for the defined benefit retirement plan is to maintain a consistent rate of return with primary emphasis on capital appreciation and secondary emphasis on income to enhance the purchasing power of the plan’s assets over the long-term and to preserve capital. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate. Normal target allocations at December 31, 2011 were 50% domestic equity securities, 15% international equity securities and 35% bonds. Equity securities primarily include investment in exchange traded funds and large-cap, mid-cap and small-cap mutual funds. Fixed income

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

securities include U.S. Treasuries, mortgage-backed securities and corporate bonds of companies in diversified industries. Other types of investments include money market mutual funds and savings accounts opened with the Company.

As of December 31, 2011, the Pension Plan’s assets measured at fair value were classified as follows:

		Fair value of measurements at report date using:
	December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash	$1,625	$1,625	$0	$0
Money market funds	2,878	2,878	0	0
Mutual funds (a)	6,815	6,815	0	0

Total	$11,318	$11,318	$0	$0

(a) This category includes mutual funds that invest in stocks and fixed income securities. The mutual fund managers have the ability to change the amounts invested in stocks and bonds depending on their investment outlook.

Estimated future benefit payments reflecting expected future service at December 31, 2011 are as follows:

(Dollars in thousands)	Pension Plan	SERP
2012	$530	$17
2013	540	396
2014	572	17
2015	597	6,366
2016	632	17
2017 – 2021	3,810	3,432

	$6,681	$10,245

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

For the fiscal years ended December 31, 2011, 2010, and 2009, the following weighted average assumptions were used to determine net periodic benefit cost for the fiscal years shown:

	Pension plan			SERP
	Year ended December 31
(Dollars in thousands)	2011	2010	2009	2011	2010	2009
Assumptions used to determine the net periodic benefit cost:
Discount rate	5.80%	6.20%	6.30%	5.02%	5.01%	5.01%
Expected return on plan assets	7.75	8.00	8.00	0	0	0
Rate of compensation increase	N/A	N/A	4.00	5.00	5.00	5.00

The components of net periodic benefit cost were as follows:

	Pension plan			SERP
	Year ended December 31
(Dollars in thousands)	2011	2010	2009	2011	2010	2009
Net periodic benefit cost for the year:
Service cost	$98	$101	$61	$399	$627	$596
Interest cost	633	609	589	214	354	308
Expected return on plan assets	(776)	(771)	(669)	0	0	0
Amortization of prior service cost	0	0	0	0	0	0
Recognized actuarial loss	43	24	49	0	0	0
Recognized curtailment loss	0	0	0	0	0	0

Net periodic benefit cost	$(2)	$(37)	$30	$613	$981	$904

The estimated prior service cost and net actuarial loss that will be amortized from AOCI into net periodic pension benefit cost in 2012 are $0 and $112,000, respectively.

The expected return on plan assets is based on the weighted-average long-term rates of return for the types of assets held in the plan. The expected return on plan assets is adjusted when there is a change in the expected long-term rate of return or in the composition of assets held in the plan.

Based on actuarial calculations, the Company is not expected to make a contribution to the defined benefit pension plan in 2012. The Company expects to make a $17,000 contribution to the SERP in 2012 to cover actual benefit payments.

The Company also has a 401(k) defined contribution plan and profit sharing plan covering all employees after one year of service. The 401(k) plan provides for employer matching contributions, as determined by

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

the Company, based on a percentage of employees’ contributions subject to a maximum amount defined in the plan agreement. The Company’s 401(k) matching contributions, based on 5% of employees’ contributions for 2011, 7% for 2010, and 10% for 2009, amounted to $49,000, $69,000, and $90,000, respectively. The Company contributes to the profit sharing plan an amount determined by the Board of Directors. No contributions were made to the profit sharing plan for year ended December 31, 2011, 2010, and 2009.

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

The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 20-year term of the loan with funds from Territorial Savings Bank’s contributions to the ESOP and dividends payable on the shares. The interest on the ESOP loan is an adjustable rate equal to the prime rate, as published in The Wall Street Journal. The interest rate adjusts annually and will be the prime rate on the first business day of the calendar year.

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares will be released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity. The shares committed to be released are considered outstanding for earnings per share computations. Compensation expense recognized for the years ended December 31, 2011 and 2010 amounted to $935,000 and $896,000, respectively.

Shares held by the ESOP trust were as follows:

	December 31,
	2011	2010
Allocated shares	146,798	97,865
Unearned shares	831,852	880,785

Total ESOP shares	978,650	978,650

Fair value of unearned shares, in thousands	$16,429	$17,536

The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

accrue for these benefits over the period during which employees provide services to earn these benefits. For the years ended December 31, 2011 and 2010, we accrued $221,000 and $250,000, respectively, for the ESOP restoration plan.

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

Shares of our common stock issued under the Plan shall be authorized unissued shares. The maximum number of shares that will be awarded under the plan will be 1,712,637 shares. Share-based compensation expense for the year ending December 31, 2011 was $3.5 million and the related income tax benefit was $1.4 million.

Stock Options

The table below presents the stock option activity for the twelve months ended December 31, 2011:

	Options	Weighted average exercise price	Remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding at December 31, 2010	871,144	$17.36	9.67	$2,221
Granted	0	0	0	0
Exercised	0	0	0	0
Forfeited	0	0	0	0
Expired	0	0	0	0

Options outstanding at December 31, 2011	871,144	$17.36	8.67	$2,082

As of December 31, 2011, the Company had $3.3 million of unrecognized compensation costs related to the stock option plan. The cost of the stock option plan will be amortized over the six-year vesting period. There were 179,587 shares vested in 2011.

The fair value of the Company’s stock options granted in 2010 was determined using the Black-Scholes option pricing formula. The following assumptions were used in the formula in 2011 and 2010:

Expected volatility	31.98%
Risk-free interest rate	2.58%
Expected dividends	1.61%
Expected life (in years)	6.75
Grant price for the stock options	$17.36

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

The table below presents the restricted stock award activity for the twelve months ended December 31, 2011:

	Restricted stock awards	Weighted average grant date fair value
Non-vested at December 31, 2009	0	$0
Granted	713,600	17.36
Vested	0	0
Forfeited	0	0

Non-vested at December 31, 2010	713,600	$17.36
Granted	0	0
Vested	149,606	17.36
Forfeited	0	0

Non-vested at December 31, 2011	563,994	$17.36

As of December 31, 2011, the company had $9.1 million of unrecognized compensation cost related to restricted stock awards. The cost of the restricted stock awards will be amortized over the six-year vesting period.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(19) Earnings Per Share

The table below presents the information used to compute basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009.

	For the year ended December 31,
(Dollars in thousands, except per share data)	2011	2010	2009
Net income	$12,789	$11,028	$8,664

Weighted average number of shares used in:
Basic earnings per share	10,777,417	11,322,798	11,279,716
Dilutive common stock equivalents:
Stock options and restricted stock units	159,215	46,363	0

Diluted earnings per share(1)	10,936,632	11,369,161	11,279,716

Net income per common share, basic (1)	$1.19	$0.97	$0.77

Net income per common share, diluted (1)	$1.17	$0.97	$0.77

(1)	For the year ended December 31, 2009, amount calculated from the effective date of July 10, 2009 to the year end.

(20) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows:

	December 31,
(Dollars in thousands)	2011	2010
Unfunded pension liability	$2,966	$1,504
Noncredit related losses on securities not expected to be sold	679	679
Unrealized losses on available for sale securities	125	322

Accumulated other comprehensive loss	$3,770	$2,505

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

The changes in accumulated other comprehensive loss, net of taxes, were as follows:

	Year ended December 31,
(Dollars in thousands)	2011	2010	2009
Retirement benefit plans:
Net (gain) loss during the period	$1,487	$459	$(428)
Net gain recognized in net periodic benefit cost	(25)	(14)	(29)
Unrealized (gains) losses on available for sale securities	(197)	322	0
Change in noncredit related losses on securities not expected to be sold	0	679	0

Change in accumulated other comprehensive loss	$1,265	$1,446	$(457)

(21) Commitments

(a)	Loan Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on an individual basis. The Company’s policy is to require suitable collateral, primarily real estate, to be provided by customers prior to disbursement of approved loans. At December 31, 2011 and 2010, the Company had loan commitments aggregating $28.2 million (interest rates from 3.00% to 5.125%) and $56.3 million (interest rates from 3.25% to 6.00%), respectively, primarily consisting of fixed-rate residential first mortgage loans.

(b)	Lease Commitments

The Company leases a majority of its premises under operating leases expiring on various dates through 2022. Total rental expense comprised minimum rentals of $2.5 million, $2.5 million, and $2.4 million for the years ended December 31, 2011, 2010, and 2009, respectively.

At December 31, 2011, future minimum rental commitments under all noncancelable operating leases are as follows:

(Dollars in thousands)
2012	$2,425
2013	2,234
2014	2,068
2015	1,749
2016	1,555
Thereafter	3,419

$13,450

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Certain leases are renegotiable during the period of the lease or have renewal options at the expiration of the lease term. The majority of lease agreements relate to real estate and generally provide that the Company pay taxes, maintenance, insurance, and certain other operating expenses applicable to the leased premises.

In addition, the Company leases to a tenant certain property that it owns. Future minimum rental income for this noncancelable lease is as follows:

(Dollars in thousands)
2012	$80
2013	80
2014	80
2015	80
2016	80
Thereafter	1,200

$1,600

Rental income comprised of minimum rentals for 2011, 2010, and 2009 was approximately $80,000 per year.

(c)	Reserve Requirements

The Company is required by the Federal Reserve Bank to maintain reserves based on the amount of deposits held. The reserve requirement at December 31, 2011 and 2010 was $10.1 million, and the Company met such requirements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(22) Regulatory Capital and Supervision

(a)	Financial Institutions Reform, Recovery, and Enforcement Act (FIRREA)

Under the provisions of FIRREA, the Bank is required to meet a minimum 4.0% leverage (core) capital ratio, a minimum regulatory tangible capital equal to 1.5% of adjusted total assets, an 8.0% risk-based capital ratio, and a 4.0% Tier 1 risk-based capital ratio.

At December 31, 2011 and 2010, the Bank’s core, tangible, risk-based, and Tier 1 risk-based capital exceeded the minimum required regulatory capital ratios as follows:

	Required		Actual		Excess over requirement
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
December 31, 2011:
Core (Tier 1) capital	$61,525	4.00%	$201,060	13.07%	$139,535
Tangible capital	23,072	1.50	201,060	13.07	177,988
Risk-based capital	41,813	8.00	202,601	38.76	160,788
Tier 1 risk-based capital	20,906	4.00	201,060	38.47	180,154

December 31, 2010:
Core (Tier 1) capital	$57,777	4.00%	$202,527	14.02%	$144,750
Tangible capital	21,666	1.50	202,527	14.02	180,861
Risk-based capital	37,899	8.00	204,015	43.06	166,116
Tier 1 risk-based capital	18,950	4.00	202,527	42.75	183,577

The following is a reconciliation of Bank equity to regulatory capital:

	December 31,
	2011	2010
Bank equity	$197,606	$200,141
Intangible assets	(225)	(119)
Disallowed servicing assets	(91)	0
Accumulated other comprehensive loss	3,770	2,505

Core and tangible capital	201,060	202,527
Allowance for loan losses – general	1,541	1,488

Regulatory risk-based capital – computed	$202,601	$204,015

(b)	Federal Deposit Insurance Corporation Improvement Act (FDICIA)

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

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

At December 31, 2011 and 2010, the Bank’s core, tangible, Tier 1/risk-based, and total risk-based ratios exceeded the minimum capital thresholds for a “well-capitalized” institution. There are no conditions or events that have changed the institution’s category under the capital guidelines.

The Bank is required to notify the Office of the Comptroller of the Currency when dividends are paid to the parent company.

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

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. The trust preferred securities market is considered to be inactive since there have been only three sales transactions of similar rated securities over the past 12 months and no new issues of pooled trust preferred securities have occurred since 2007. The fair value of our trust preferred securities was determined by an independent third-party pricing service which used a discounted cash flow model. Our pricing service used a discount rate equal to three-month LIBOR plus 20.00% and provided a fair value estimate of $7.30 per $100 of par value for PreTSL XXIII.

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

December 31, 2011, 2010 and 2009

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

The estimated fair values of the Company’s financial instruments are as follows:

(Dollars in thousands)	December 31,
	2011		2010
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets
Cash and cash equivalents	$131,937	$131,937	$194,435	$194,435
Investment securities available for sale	0	0	15,010	15,010
Investment securities held to maturity	653,871	687,319	530,555	546,844
FHLB stock	12,348	12,348	12,348	12,348
Loans held for sale	3,231	3,352	3,234	3,234
Loans receivable, net	688,095	790,220	641,790	666,339
Accrued interest receivable	4,780	4,780	4,536	4,536
Interest rate contracts	156	156	456	456
Liabilities
Deposits	$1,166,116	$1,167,855	$1,076,470	$1,078,590
Advances from the Federal Home Loan Bank	20,000	20,525	10,000	10,274
Securities sold under agreements to repurchase	108,300	112,306	105,200	109,953
Accounts payable and accrued expenses	22,816	22,816	20,430	20,430
Interest rate contracts	139	139	314	314
Current income taxes payable	3,114	3,114	577	577
Advance payments by borrowers for taxes and insurance	3,264	3,264	3,376	3,376

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

At December 31, 2011 and 2010, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2011
Interest rate contracts – assets	$0	$156	$0	$156
Interest rate contracts – liabilities	0	(139)	0	(139)

December 31, 2010
Interest rate contracts – assets	$0	$456	$0	$456
Interest rate contracts – liabilities	0	(314)	0	(314)
Available-for-sale investments	0	15,010	0	15,010

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

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of December 31, 2011 and December 31, 2010 and the related losses for the years then ended:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total Losses
December 31, 2011
Impaired loans	$0	$885	$2,766	$3,651	$219
Mortgage servicing assets	0	0	970	970	34

December 31, 2010
Impaired loans	$0	$254	$2,429	$2,683	$183
Trust preferred securities	0	0	128	128	2,404
Mortgage servicing assets	0	0	1,366	1,366	64

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

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

(25) Parent Company Only

Presented below are the condensed balance sheet, statement of income, and statement of cash flows for Territorial Bancorp Inc.

Condensed Balance Sheet

	December 31,
(Dollars in thousands)	2011	2010
Assets
Cash	$10,970	$24,550
Investment in Territorial Savings Bank	197,606	200,141
Receivable from Territorial Savings Bank	4,457	515
Prepaid expenses and other assets	1,076	2,204

Total assets	$214,109	$227,410

Liabilities and Equity
Other liabilities	$148	$51
Equity	213,961	227,359

Total liabilities and equity	$214,109	$227,410

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Condensed Statement of Income

	For the year ended December 31,		Period from 7/10/09 through
(Dollars in thousands)	2011	2010	12/31/09
Interest and dividend income:
Dividends from Territorial Savings Bank	$18,087	$0	$6,294
Interest-bearing deposit with Territorial Savings Bank	81	230	59
Other dividends	0	0	7

Total interest and dividend income	18,168	230	6,360

Interest expense:
Long-term debentures	0	0	206

Total interest expense	0	0	206

Non-interest expense:
Salaries	36	37	15
Other general and administrative expenses	677	843	778

Total non-interest expense	713	880	793

Income before income taxes and equity in undistributed earnings in subsidiaries	17,455	(650)	5,361
Income taxes	(65)	(256)	(187)

Income before equity in undistributed earnings in subsidiaries	17,520	(394)	5,548

Equity in undistributed earnings of Territorial Savings Bank, net of dividends	(4,731)	11,422	(1,786)

Net income	$12,789	$11,028	$3,762

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Condensed Statement of Cash Flows

	For the year ended December 31,		Period from 7/10/09 through
(Dollars in thousands)	2011	2010	12/31/09
Cash flows from operating activities:
Net income	$12,789	$11,028	$3,762
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of Territorial Savings Bank, net of dividends	4,731	(11,422)	1,786
Amortization of fees, discounts and premiums	0	0	5
Loss on extinguishment of debt	0	0	507
ESOP expense	967	907	792
Net (increase) decrease in prepaid expenses and other assets	(2,814)	5,541	(3,934)
Net increase (decrease) in other liabilities	97	(1,418)	(2,154)

Net cash provided by operating activities	15,770	4,636	764

Cash flows from investing activities:
Investment in Territorial Savings Bank	0	(51)	(61,171)

Net cash used in investing activities	0	(51)	(61,171)

Cash flows from financing activities:
Repayment of subordinated debt	0	0	(24,744)
Proceeds from issuance of common stock, net of costs	0	0	108,856
Purchases of company stock	(25,464)	(1,027)	0
Cash dividends paid	(3,886)	(2,713)	0

Net cash provided by (used in) financing activities	(29,350)	(3,740)	84,112

Net increase (decrease) in cash	(13,580)	845	23,705
Cash at beginning of the period	24,550	23,705	0

Cash at end of the period	$10,970	$24,550	$23,705

Supplemental disclosure of noncash financing activities:

During July 2009, the Company loaned $9.8 million to the Employee Stock Ownership Plan, which was used to acquire 978,650 shares of the Company’s common stock. The loan is secured by the shares purchased and is shown as Unearned ESOP shares in the consolidated balance sheets.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(26) Unaudited Quarterly Financial Information

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Dollars in thousands, except per share data)
2011:
Interest and dividend income	$15,346	$15,733	$15,790	$15,864	$62,733
Interest expense	2,828	2,857	2,872	2,728	11,285
Net interest income	12,518	12,876	12,918	13,136	51,448
Provision (reversal of allowance) for loan losses	108	14	(39)	335	418
Net interest income after provision for loan losses	12,410	12,862	12,957	12,801	51,030
Non-interest income	1,126	1,223	1,168	1,594	5,111
Non-interest expense	8,409	8,645	9,221	8,379	34,654
Income before income taxes	5,127	5,440	4,904	6,016	21,487
Income taxes	2,127	2,055	1,918	2,598	8,698
Net income	3,000	3,385	2,986	3,418	12,789
Basic earnings per share	0.27	0.31	0.28	0.33	1.19
Diluted earnings per share	0.26	0.30	0.28	0.33	1.17
Cash dividends declared	0.07	0.09	0.09	0.09	0.34

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Dollars in thousands, except per share data)
2010:
Interest and dividend income	$15,412	$15,322	$15,393	$14,988	$61,115
Interest expense	4,043	4,072	3,679	3,034	14,828
Net interest income	11,369	11,250	11,714	11,954	46,287
Provision for loan losses	0	158	118	69	345
Net interest income after provision for loan losses	11,369	11,092	11,596	11,885	45,942
Non-interest income	(1,332)	1,478	1,043	939	2,128
Non-interest expense	7,789	7,431	7,666	8,644	31,530
Income before income taxes	2,248	5,139	4,973	4,180	16,540
Income taxes	787	1,904	1,839	982	5,512
Net income	1,461	3,235	3,134	3,198	11,028
Basic earnings per share	0.13	0.29	0.28	0.28	0.97
Diluted earnings per share	0.13	0.29	0.28	0.28	0.97
Cash dividends declared	0.05	0.05	0.07	0.07	0.24

(27) Subsequent Events

On February 2, 2012, the Board of Directors of Territorial Bancorp Inc. approved a quarterly cash dividend of $0.10 per share of common stock. The dividend was paid on March 1, 2012 to stockholders of record as of February 16, 2012.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2011. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, and it is included in Item 8, under Part II of this Annual Report on Form 10-K.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders under the captions “Proposal 1—Election of Directors,” “Information About Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics and Business Conduct,” “Nominating and Corporate Governance Committee Procedures—Procedures to be Followed by Stockholders,” “Committees of the Board of Directors” and “—Audit Committee” is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders under the caption “Executive Compensation” is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders under the caption “Stock Ownership” is incorporated herein by reference. Information with respect to the security ownership of our directors and executive officers is included above in “Item 10. Directors, Executive Officers and Corporate Governance,” and is incorporated herein by reference.

Equity Compensation Plan Information

Set forth below is information as of December 31, 2011 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	1,435,138	$17.36(1)	127,893
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,435,138	$ 17.36	127,893

(1)	Reflects weighted average price of stock options only

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders under the captions “Transactions with Certain Related Persons” and “Proposal 1 — Election of Directors” is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders under the captions “Proposal II—Ratification of Independent Registered Public Accounting Firm—Audit Fees” and “—Pre-Approval of Services by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements

The following documents are filed as part of this annual report:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets at December 31, 2011 and 2010

(iii)	Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009

(iv)	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

(vi)	Notes to Consolidated Financial Statements

(b)	Exhibits.

3.1	Articles of Incorporation of Territorial Bancorp Inc. (1)
3.2	Bylaws of Territorial Bancorp Inc. (1)
4	Form of Common Stock Certificate of Territorial Bancorp Inc. (1)
10.1	Employment Agreement between Territorial Bancorp Inc. and Allan S. Kitagawa (2)
10.2	Employment Agreement between Territorial Savings Bank and Allan S. Kitagawa (1)
10.3	First Amendment to Employment Agreement between Territorial Savings Bank and Allan S. Kitagawa (4)
10.4	Employment Agreement between Territorial Bancorp Inc. and Vernon Hirata (2)
10.5	Employment Agreement between Territorial Savings Bank and Vernon Hirata (1)
10.6	First Amendment to Employment Agreement between Territorial Savings Bank and Vernon Hirata (4)
10.7	Employment Agreement between Territorial Bancorp Inc. and Ralph Y. Nakatsuka (2)
10.8	Employment Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka (1)
10.9	First Amendment to Employment Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka (4)
10.10	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Allan S. Kitagawa (1)
10.11	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Vernon Hirata (1)
10.12	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka (1)
10.13	Executive Deferred Incentive Agreement between Territorial Savings Bank and Allan S. Kitagawa (1)
10.14	Executive Deferred Incentive Agreement between Territorial Savings Bank and Vernon Hirata (1)
10.15	Territorial Savings Bank 2010 Amended and Restated Employee Stock Ownership Plan (4)

10.16	Territorial Savings Bank Non-Qualified Supplemental Employee Stock Ownership Plan (2)
10.17	Territorial Savings Bank Executive Incentive Compensation Plan (1)
10.18	First Amendment to Territorial Savings Bank Executive Incentive Compensation Plan (1)
10.19	Second Amendment to Territorial Savings Bank Executive Incentive Compensation Plan (4)
10.20	Territorial Bancorp Inc. 2010 Equity Incentive Plan (3)
10.21	Form of Employee Restricted Stock Award (4)
10.22	Form of Employee Stock Option Award (4)
10.23	Form of Director Restricted Stock Award (4)
10.24	Form of Director Stock Option Award (4)
10.25	Territorial Savings Bank Separation Pay Plan and Summary Plan Description (1)
10.26	Amendment One to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Vernon Hirata (5)
10.27	Amendment One to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Ralph Nakatsuka (5)
10.28	Amendment One to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Karen J. Cox (5)
10.29	Amendment Two to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Vernon Hirata
10.30	Amendment Two to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Ralph Nakatsuka
23	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 14, 2012, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity, (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text
101.INS	Interactive datafile	XBRL Instance Document
101.SCH	Interactive datafile	XBRL Taxonomy Extension Schema Document
101.CAL	Interactive datafile	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Interactive datafile	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Interactive datafile	XBRL Taxonomy Extension Label Linkbase
101.PRE	Interactive datafile	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-155388), initially filed November 14, 2008.
(2)	Incorporated by reference to the Current Report on Form 8-K (file no. 1-34403), filed November 18, 2009.
(3)	Incorporated by reference to the Proxy Statement for the 2010 Annual Meeting of Stockholders (file no. 1-34403), filed July 12, 2010.
(4)	Incorporated by reference to the Annual Report on Form 10-K/A (file no. 001-34403), filed March 29, 2011.
(5)	Incorporated by reference to the Quarterly Report on Form 10-Q (file no. 001-34403), filed May 6, 2011.

(c)	Financial Statement Schedules

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

Signatures	Title	Date

/s/ Allan S. Kitagawa Allan S. Kitagawa	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2012

/s/ Melvin M. Miyamoto Melvin M. Miyamoto	Senior Vice President and Treasurer (Principal Financial and Accounting Officer)	March 14, 2012

/s/ Kirk W. Caldwell Kirk W. Caldwell	Director	March 14, 2012

/s/ Howard Y. Ikeda Howard Y. Ikeda	Director	March 14, 2012

/s/ David S. Murakami David S. Murakami	Director	March 14, 2012

/s/ Richard I. Murakami Richard I. Murakami	Director	March 14, 2012

/s/ Francis E. Tanaka Francis E. Tanaka	Director	March 14, 2012