Form 10-K/A
period 2011-12-31
Territorial Bancorp Inc.
filed 2012-04-17
CIK 1447051

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

TERRITORIAL BANCORP INC.

FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K of Territorial Bancorp Inc. is being filed solely to include the signatures of KPMG LLP that were inadvertently omitted from the Reports of Independent Registered Public Accounting Firm included with the initial filing of the Form 10-K.

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

/s/ KPMG LLP

Honolulu, Hawaii

March 14, 2012

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(b)	Exhibits.

3.1	Articles of Incorporation of Territorial Bancorp Inc. (1)

3.2	Bylaws of Territorial Bancorp Inc. (1)

4	Form of Common Stock Certificate of Territorial Bancorp Inc. (1)

10.1	Employment Agreement between Territorial Bancorp Inc. and Allan S. Kitagawa (2)

10.2	Employment Agreement between Territorial Savings Bank and Allan S. Kitagawa (1)

10.3	First Amendment to Employment Agreement between Territorial Savings Bank and Allan S. Kitagawa (4)

10.4	Employment Agreement between Territorial Bancorp Inc. and Vernon Hirata (2)

10.5	Employment Agreement between Territorial Savings Bank and Vernon Hirata (1)

10.6	First Amendment to Employment Agreement between Territorial Savings Bank and Vernon Hirata (4)

10.7	Employment Agreement between Territorial Bancorp Inc. and Ralph Y. Nakatsuka (2)

10.8	Employment Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka (1)

10.9	First Amendment to Employment Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka (4)

10.10	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Allan S. Kitagawa (1)

10.11	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Vernon Hirata (1)

10.12	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka (1)

10.13	Executive Deferred Incentive Agreement between Territorial Savings Bank and Allan S. Kitagawa (1)

10.14	Executive Deferred Incentive Agreement between Territorial Savings Bank and Vernon Hirata (1)

10.15	Territorial Savings Bank 2010 Amended and Restated Employee Stock Ownership Plan (4)

10.16	Territorial Savings Bank Non-Qualified Supplemental Employee Stock Ownership Plan (2)

10.17	Territorial Savings Bank Executive Incentive Compensation Plan (1)

10.18	First Amendment to Territorial Savings Bank Executive Incentive Compensation Plan (1)

10.19	Second Amendment to Territorial Savings Bank Executive Incentive Compensation Plan (4)

10.20	Territorial Bancorp Inc. 2010 Equity Incentive Plan (3)

10.21	Form of Employee Restricted Stock Award (4)

10.22	Form of Employee Stock Option Award (4)

10.23	Form of Director Restricted Stock Award (4)

10.24	Form of Director Stock Option Award (4)

10.25	Territorial Savings Bank Separation Pay Plan and Summary Plan Description (1)

10.26	Amendment One to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Vernon Hirata (5)

10.27	Amendment One to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Ralph Nakatsuka (5)

10.28	Amendment One to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Karen J. Cox (5)

10.29	Amendment Two to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Vernon Hirata (6)

10.30	Amendment Two to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Ralph Nakatsuka (6)

23	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 14, 2012, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity, (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text (6)

101.INS	Interactive datafile	XBRL Instance Document

101.SCH	Interactive datafile	XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile	XBRL Taxonomy Extension Label Linkbase

101.PRE	Interactive datafile	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-155388), initially filed November 14, 2008.
(2)	Incorporated by reference to the Current Report on Form 8-K (file no. 1-34403), filed November 18, 2009.
(3)	Incorporated by reference to the Proxy Statement for the 2010 Annual Meeting of Stockholders (file no. 1-34403), filed July 12, 2010.
(4)	Incorporated by reference to the Annual Report on Form 10-K/A (file no. 001-34403), filed March 29, 2011.
(5)	Incorporated by reference to the Quarterly Report on Form 10-Q (file no. 001-34403), filed May 6, 2011.
(6)	Incorporated by reference to the Annual Report on Form 10-K (file no. 001-34403), filed March 14, 2012.

SIGNATURES

In accordance with Section 13 of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRITORIAL BANCORP INC.

Date: April 17, 2012

By:	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and Chief Executive Officer (Duly Authorized Representative)