Form 10-Q
period 2012-03-31
Territorial Bancorp Inc.
filed 2012-05-09
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2012

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐.

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

11,035,347 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of April 30, 2012.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.	FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	March 31, 2012	December 31, 2011

ASSETS
Cash and cash equivalents	$159,811	$131,937
Investment securities held to maturity, at amortized cost (fair value of $667,958 and $687,319 at March 31, 2012 and December 31, 2011, respectively)	637,867	653,871
Federal Home Loan Bank stock, at cost	12,348	12,348
Loans held for sale	2,334	3,231
Loans receivable, net	711,464	688,095
Accrued interest receivable	4,749	4,780
Premises and equipment, net	5,260	5,450
Real estate owned	408	408
Bank-owned life insurance	30,467	30,234
Deferred income taxes receivable	2,723	2,648
Prepaid expenses and other assets	4,613	4,569

Total assets	$1,572,044	$1,537,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,201,407	$1,166,116
Advances from the Federal Home Loan Bank	20,000	20,000
Securities sold under agreements to repurchase	105,300	108,300
Accounts payable and accrued expenses	21,206	22,816
Current income taxes payable	4,972	3,114
Advance payments by borrowers for taxes and insurance	2,170	3,264

Total liabilities	1,355,055	1,323,610

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	0	0
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 11,007,180 and 11,022,309 shares at March 31, 2012 and December 31, 2011, respectively	110	110
Additional paid-in capital	98,077	97,640
Unearned ESOP shares	(8,196)	(8,319)
Retained earnings	130,764	128,300
Accumulated other comprehensive loss	(3,766)	(3,770)

Total stockholders’ equity	216,989	213,961

Total liabilities and stockholders’ equity	$1,572,044	$1,537,571

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011

Interest and dividend income:
Investment securities	$6,516	$6,371
Loans	9,029	8,883
Other investments	84	92

Total interest and dividend income	15,629	15,346

Interest expense:
Deposits	1,570	1,708
Advances from the Federal Home Loan Bank	104	86
Securities sold under agreements to repurchase	904	1,034

Total interest expense	2,578	2,828

Net interest income	13,051	12,518
Provision for loan losses	84	108

Net interest income after provision for loan losses	12,967	12,410

Noninterest income:
Service fees on loan and deposit accounts	550	558
Income on bank-owned life insurance	233	239
Gain on sale of investment securities	128	66
Gain on sale of loans	441	144
Other	90	119

Total noninterest income	1,442	1,126

Noninterest expense:
Salaries and employee benefits	5,173	5,126
Occupancy	1,324	1,221
Equipment	812	766
Federal deposit insurance premiums	190	296
Other general and administrative expenses	1,139	1,000

Total noninterest expense	8,638	8,409

Income before income taxes	5,771	5,127
Income taxes	2,231	2,127

Net income	$3,540	$3,000

Basic earnings per share	$0.35	$0.27
Diluted earnings per share	$0.34	$0.26
Cash dividends declared per common share	$0.10	$0.07
Basic weighted-average shares outstanding	10,192,115	11,262,399
Diluted weighted-average shares outstanding	10,444,539	11,360,654

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011

Net income	$3,540	$3,000

Change in unrealized loss on securities	4	(65)

Other comprehensive income (loss)	4	(65)

Comprehensive income	$3,544	$2,935

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balances at December 31, 2010	$122	$119,153	$(8,808)	$119,397	$(2,505)	$227,359

Net income	0	0	0	3,000	0	3,000
Other comprehensive loss	0	0	0	0	(65)	(65)
Cash dividends declared	0	0	0	(791)	0	(791)
Share-based compensation	0	691	0	0	0	691
Allocation of 12,233 ESOP shares	0	118	122	0	0	240
Repurchase of 149,776 shares of company stock	0	(2,938)	0	0	0	(2,938)

Balances at March 31, 2011	$122	$117,024	$(8,686)	$121,606	$(2,570)	$227,496

Balances at December 31, 2011	$110	$97,640	$(8,319)	$128,300	$(3,770)	$213,961

Net income	0	0	0	3,540	0	3,540
Other comprehensive income	0	0	0	0	4	4
Cash dividends declared	0	0	0	(1,076)	0	(1,076)
Share-based compensation	0	663	0	0	0	663
Allocation of 12,233 ESOP shares	0	132	123	0	0	255
Repurchase of 28,212 shares of company stock	0	(585)	0	0	0	(585)
13,083 shares of common stock options exercised	0	227	0	0	0	227

Balances at March 31, 2012	$110	$98,077	$(8,196)	$130,764	$(3,766)	$216,989

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net income	$3,540	$3,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	84	108
Depreciation and amortization	285	279
Deferred income tax benefit	(78)	(884)
Amortization of fees, discounts, and premiums	(75)	(48)
Origination of loans held for sale	(22,751)	(19,581)
Proceeds from sales of loans held for sale	24,079	19,065
Gain on sale of loans, net	(441)	(144)
Purchases of investment securities held for trading	0	(19,800)
Proceeds from sale of investment securities held for trading	0	19,866
Gain on sale of investment securities held for trading	0	(66)
Gain on sale of investment securities held to maturity	(128)	0
Net gain on sale of premises and equipment	0	(5)
ESOP expense	255	240
Share-based compensation expense	663	691
Excess tax benefits from share-based compensation	(54)	0
(Increase) decrease in accrued interest receivable	31	(304)
Net increase in bank-owned life insurance	(233)	(240)
Net (increase) decrease in prepaid expenses and other assets	(44)	1,606
Net decrease in accounts payable and accrued expenses	(1,610)	(3,142)
Net increase in income taxes payable	1,858	2,091

Net cash provided by operating activities	5,381	2,732

Cash flows from investing activities:
Purchases of investment securities held to maturity	(30,251)	(115,904)
Principal repayments on investment securities held to maturity	44,447	42,666
Principal repayments on investment securities available for sale	0	215
Proceeds from sale of investment securities held to maturity	1,634	0
Loan originations, net of principal repayments on loans receivable	(23,059)	(7,215)
Proceeds from disposals of premises and equipment	0	5
Purchases of premises and equipment	(95)	(238)

Net cash used in investing activities	(7,324)	(80,471)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011

Cash flows from financing activities:
Net increase in deposits	$35,291	$20,010
Proceeds from advances from the Federal Home Loan Bank	0	10,000
Proceeds from securities sold under agreements to repurchase	0	42,000
Repayments of securities sold under agreements to repurchase	(3,000)	(25,000)
Net decrease in advance payments by borrowers for taxes and insurance	(1,094)	(1,188)
Excess tax benefits from share-based compensation	54	0
Proceeds from issuance of common stock	227	0
Purchases of company stock	(585)	(2,938)
Cash dividends paid	(1,076)	(791)

Net cash provided by financing activities	29,817	42,093

Net increase (decrease) in cash and cash equivalents	27,874	(35,646)

Cash and cash equivalents at beginning of the period	131,937	194,435

Cash and cash equivalents at end of the period	$159,811	$158,789

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$2,581	$2,826
Income taxes	451	919

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Territorial Bancorp Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes should be read in conjunction with Territorial Bancorp Inc.’s consolidated financial statements and notes thereto filed as part of the Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

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

(3)	Recently Adopted Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (FASB) amended the Transfers and Servicing topic of the FASB Accounting Standards Codification (ASC). The amendment modified the criteria used to determine whether a repurchase agreement is accounted for as a sale or as a secured borrowing. The amendment was effective for interim or annual periods beginning on or after December 15, 2011. Early adoption was not permitted. The Company adopted this amendment on January 1, 2012, and the adoption did not have any effect on its consolidated financial statements.

In May 2011, the FASB amended the Fair Value Measurement topic of the FASB ASC. The amendment resulted in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles and International Financial Reporting Standards. The amendment both clarified the intent about existing fair value measurements as well as changed the principle or requirement for measuring fair value or disclosing fair value information. The amendment was effective for interim or annual periods beginning after December 15, 2011. Early application was not permitted. The Company adopted this amendment on January 1, 2012, and the adoption did not have a material effect on its consolidated financial statements.

In June 2011, the FASB amended the Comprehensive Income topic of the FASB ASC. The amendment eliminated the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity. Nonowner changes in stockholders’ equity must be presented either in a continuous statement of comprehensive income or in two separate but consecutive statements. The amendment was effective for interim or annual periods beginning after December 15, 2011, with early adoption permitted. In December 2011, the FASB deferred the effective date of the part of this amendment requiring reclassifications out of accumulated other comprehensive income to be shown on the face of the financial statements. Pending a final decision on this issue by the FASB, previous disclosure requirements will remain in effect. The Company adopted this amendment on January 1, 2012, and other than the location of disclosures related to other comprehensive income, the adoption did not have a material effect on its consolidated financial statements.

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

(4)	Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

(Dollars in thousands)	March 31, 2012	December 31, 2011

Cash and due from banks	$8,988	$8,692
Interest-earning deposits in other banks	150,823	123,245

Cash and cash equivalents	$159,811	$131,937

(5)	Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized	Gross unrealized		Estimated
(Dollars in thousands)	cost	Gains	Losses	fair value

March 31, 2012:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$637,835	$30,648	$(815)	$667,668
Trust preferred securities	32	258	0	290

Total	$637,867	$30,906	$(815)	$667,958

December 31, 2011:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$653,839	$33,490	$(269)	$687,060
Trust preferred securities	32	227	0	259

Total	$653,871	$33,717	$(269)	$687,319

The amortized cost and estimated fair value of investment securities at March 31, 2012 are shown below. Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Estimated fair value

Held to maturity:
Due after 5 years through 10 years	$5,599	$5,736
Due after 10 years	632,268	662,222

Total	$637,867	$667,958

Realized gains and losses and the proceeds from sales of securities available for sale, held to maturity and trading for the three months ended March 31 are shown in the table below. All sales of securities were U.S. government-sponsored mortgage-backed securities.

	March 31,
(Dollars in thousands)	2012	2011
Proceeds from sales	$1,634	$19,866
Gross gains	128	66
Gross losses	0	0

During the three months ended March 31, 2012, all sales were related to $1.5 million of held-to-maturity debt securities. The sale of these securities, for which the Company had already collected a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investment topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio. There were no sales of held-to-maturity securities during the three months ended March 31, 2011.

Investment securities with carrying values of $289.9 million and $281.0 million at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at March 31, 2012 and December 31, 2011. The Company does not intend to sell these securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less than 12 months		12 months or longer		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized losses
(Dollars in thousands)

March 31, 2012:
Mortgage-backed securities	$46,642	$814	$63	$1	11	$46,705	$815

December 31, 2011:
Mortgage-backed securities	$17,697	$268	$122	$1	7	$17,819	$269

Trust Preferred Securities. At March 31, 2012, the Company owns two trust preferred securities, PreTSL XXIII and XXIV, with a carrying value of $32,000. The difference between the carrying value of $32,000 and the remaining amortized cost basis of $1.1 million is included as a component of accumulated other comprehensive loss, net of taxes, and is related to noncredit factors such as the trust preferred securities market being inactive. The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. All of these securities are classified in the Bank’s held-to-maturity investment portfolio.

The trust preferred securities market is considered to be inactive as there were only five transactions in the last 15 months in similar tranches to the securities owned by the Company. The Company used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in trust preferred securities did not incur additional impairment during the quarter ending March 31, 2012 as the present value of cash flows exceed the amortized cost basis of $1.1 million.

At March 31, 2012, PreTSL XXIII and XXIV are rated C by Fitch.

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

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)	2012	2011

Balance at January 1	$5,885	$5,885
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—

Balance at March 31	$5,885	$5,885

The table below shows the components of comprehensive loss, net of taxes, resulting from other-than-temporarily impaired securities:

	March 31,
(Dollars in thousands)	2012	2011

Noncredit losses on other-than-temporarily impaired securities	$679	$679

(6)	Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

(Dollars in thousands)	March 31, 2012	December 31, 2011

Real estate loans:
First mortgages:
One- to four-family residential	$678,673	$654,412
Multi-family residential	6,330	6,956
Construction, commercial, and other	13,155	12,741
Home equity loans and lines of credit	16,349	17,253

Total real estate loans	714,507	691,362

Other loans:
Loans on deposit accounts	578	756
Consumer and other loans	4,595	4,732

Total other loans	5,173	5,488

Less:
Net unearned fees and discounts	(5,483)	(5,613)
Undisbursed loan funds	(1,204)	(1,601)
Allowance for loan losses	(1,529)	(1,541)

	(8,216)	(8,755)

Loans receivable, net	$711,464	$688,095

The activity in the allowance for loan losses on loans receivable is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011

Balance, beginning of period	$1,541	$1,488
Provision for loan losses	84	108

	1,625	1,596

Charge-offs	(114)	(40)
Recoveries	18	10

Net charge-offs	(96)	(30)

Balance, end of period	$1,529	$1,566

The table below presents the activity in the allowance for loan losses by portfolio segment:

(Dollars in thousands)	Residential Mortgage	Construction Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals
Three months ended March 31, 2012:

Balance, beginning of period	$631	$285	$258	$291	$76	$1,541
Provision (reversal of allowance) for loan losses	6	356	(224)	(114)	60	84

	637	641	34	177	136	1,625

Charge-offs	(104)	0	(1)	(9)	0	(114)
Recoveries	11	0	1	6	0	18

Net charge-offs	(93)	0	0	(3)	0	(96)

Balance, end of period	$544	$641	$34	$174	$136	$1,529

Three months ended March 31, 2011:
Balance, beginning of period	$583	$277	$305	$208	$115	$1,488
Provision (reversal of allowance) for loan losses	30	93	(29)	41	(27)	108

	613	370	276	249	88	1,596

Charge-offs	(24)	0	0	(16)	0	(40)
Recoveries	3	0	0	7	0	10

Net charge-offs	(21)	0	0	(9)	0	(30)

Balance, end of period	$592	$370	$276	$240	$88	$1,566

For the three months ended March 31, 2012, the Company modified its methodology for reviewing its loan portfolio when calculating the general portion of the allowance for loan losses. The modification consisted of additional segmentation of the first mortgage residential loan portfolio by items such as year of origination, loan-to-value ratios, owner or nonowner occupancy status and the purpose of the loan (purchase, cash-out refinance, no cash-out refinance or construction). As under our prior methodology, the allowance for loan loss for each segment of the loan portfolio is determined by calculating the historical loss of each segment for a two-to three-year look-back period and adding a qualitative adjustment for the following factors:

•	Changes in lending policies and procedures;

•	Changes in economic trends;

•	Changes in types of loans in the loan portfolio;

•	Changes in experience and ability of personnel in the loan origination and loan servicing departments;

•	Changes in the number and amount of delinquent loans and classified assets;

•	Changes in the types and volume of loans being originated;

•	Changes in the value of underlying collateral for collateral dependent loans;

•	Changes in any concentrations of credit; and

•	External factors such as competition, legal and regulatory requirements on the level of estimated credit losses in the existing loan portfolio.

The Company also revised the qualitative factors which were used to determine the allowance for loan losses on commercial, construction and other mortgage loans, home equity loans and consumer and other loans. As a result of these modifications, the Company increased the portion of the allowance for loan losses attributable to residential mortgage, construction, commercial and other mortgage loans and decreased the portion of the allowance for loan losses attributable to home equity loans and lines of credit and consumer and other loans. The allocation of a portion of the allowance from one category of loans does not preclude its availability to absorb losses in other categories. The unallocated allowance is established for probable losses that have been incurred as of the reporting date but are not reflected in the allocated allowance.

The Company’s management has computed the allowance for loan losses under both the revised and prior methodology for the three months ended March 31, 2012, in order to test the integrity of the revised methodology. The revised methodology required an allowance for loan loss which was $122,000 less than the allowance that would have been established under the prior model. The modification had no effect on any loan classifications or internal loan gradings. Management believes that the methodology of analyzing the portfolio by more detailed segmentation provides for a more precise calculation. Management considers the allowance for loan losses at March 31, 2012 to be at an appropriate level to provide for losses that can be estimated based on general and specific conditions. While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings. In addition, as an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review the allowance for loan losses. The Office of the Comptroller of the Currency may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

(Dollars in thousands)	Residential Mortgage	Construction Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals
March 31, 2012:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	544	641	34	174	136	1,529

Total ending allowance balance	$544	$641	$34	$174	$136	$1,529

Loans:
Ending loan balance:
Individually evaluated for impairment	$4,311	$184	$159	$2	$0	$4,656
Collectively evaluated for impairment	675,276	11,690	16,200	5,171	0	708,337

Total ending loan balance	$679,587	$11,874	$16,359	$5,173	$0	$712,993

December 31, 2011:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	631	285	258	291	76	1,541

Total ending allowance balance	$631	$285	$258	$291	$76	$1,541

Loans:
Ending loan balance:
Individually evaluated for impairment	$4,926	$184	$159	$3	$0	$5,272
Collectively evaluated for impairment	650,901	10,872	17,105	5,486	0	684,364

Total ending loan balance	$655,827	$11,056	$17,264	$5,489	$0	$689,636

The table below presents the balance of impaired loans and the related amount of allocated loan loss allowances as of March 31, 2012 and December 31, 2011:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Loans with no allocated allowance for loan losses	$4,656	$5,272
Loans with allocated allowance for loan losses	0	0

Total impaired loans	$4,656	$5,272

Amount of allocated loan loss allowance	$0	$0

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance
March 31, 2012:
With no related allowance recorded:
One- to four-family residential mortgages	$4,311	$4,621
Construction, commercial and other mortgages	184	241
Home equity loans and lines of credit	159	165
Consumer and other	2	2

Total	$4,656	$5,029

December 31, 2011:
With no related allowance recorded:
One- to four-family residential mortgages	$4,926	$5,206
Construction, commercial and other mortgages	184	241
Home equity loans and lines of credit	159	165
Consumer and other	3	3

Total	$5,272	$5,615

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	For the Three Months Ended March 31,
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized
2012:
With no related allowance recorded:
One- to four-family residential mortgages	$4,360	$43
Construction, commercial and other mortgages	184	0
Home equity loans and lines of credit	159	2
Consumer and other	2	0

Total	$4,705	$45

2011:
With no related allowance recorded:
One- to four-family residential mortgages	$3,805	$33
Construction, commercial and other mortgages	2	0
Consumer and other	5	0

Total	$3,812	$33

There were no loans individually evaluated for impairment with a related allowance for loan loss as of March 31, 2012 or December 31, 2011.

Impaired loans at March 31, 2012 and December 31, 2011 amounted to $4.7 million and $5.3 million, respectively, and included all nonaccrual and restructured loans. During the three months ended March 31, 2012, the average recorded investment in impaired loans was $4.7 million and interest income recognized on impaired loans was $45,000. During the three months ended March 31, 2011, the average recorded investment in impaired loans was $3.8 million and interest income recognized on impaired loans was $33,000.

The table below presents the aging of loans and accrual status by class of loans:

(Dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total Loans	Nonaccrual Loans	Loans More Than 90 Days Past Due and Still Accruing
March 31, 2012:
One- to four-family residential mortgages	$707	$66	$1,547	$2,320	$670,975	$673,295	$1,975	$0
Multi-family residential mortgages	0	0	0	0	6,292	6,292	0	0
Construction, commercial and other mortgages	0	0	184	184	11,690	11,874	184	0
Home equity loans and lines of credit	45	0	0	45	16,314	16,359	159	0
Loans on deposit accounts	0	0	0	0	578	578	0	0
Consumer and other	15	0	2	17	4,578	4,595	2	0

Total	$767	$66	$1,733	$2,566	$710,427	$712,993	$2,320	$0

December 31, 2011:
One- to four-family residential mortgages	$499	$0	$2,148	$2,647	$646,268	$648,915	$2,582	$0
Multi-family residential mortgages	0	0	0	0	6,912	6,912	0	0
Construction, commercial and other mortgages	0	0	184	184	10,872	11,056	184	0
Home equity loans and lines of credit	168	0	0	168	17,096	17,264	159	0
Loans on deposit accounts	0	0	0	0	756	756	0	0
Consumer and other	11	2	3	16	4,717	4,733	3	0

Total	$678	$2	$2,335	$3,015	$686,621	$689,636	$2,928	$0

The Company primarily uses the aging of loans and accrual status to monitor the credit quality of its loan portfolio. When a mortgage loan becomes seriously delinquent (90 days or more contractually past due), it displays weaknesses which may result in a loss. As a loan becomes more delinquent, the likelihood of the borrower repaying the loan decreases and the loan becomes more collateral-dependent. A mortgage loan becomes collateral-dependent when the proceeds for repayment can be expected to come only from the sale or operation of the collateral and not from borrower repayments. Generally, appraisals are obtained after a loan becomes collateral-dependent or is five months delinquent. The carrying value of collateral-dependent loans is adjusted to the fair market value of the collateral less selling costs. Any commercial real estate, commercial, construction or equity loan that has a loan balance in excess of a specified amount is also periodically reviewed to determine whether the loan exhibits any weaknesses and is performing in accordance with its contractual terms.

The Company had 11 nonaccrual loans with a book value of $2.3 million at March 31, 2012 and 12 nonaccrual loans with a book value of $2.9 million as of December 31, 2011. The Company collected or recognized interest income on nonaccrual loans of $14,000 and $22 during the three months ended March 31, 2012 and 2011, respectively. The Company would have recognized additional interest income of $95,000 and $59,000 during the three months ended March 31, 2012 and 2011, respectively, had the loans been accruing interest. The Company did not have any loans more than 90 days past due and still accruing interest as of March 31, 2012 and December 31, 2011.

There were no loans modified in a troubled debt restructuring during the three months ended March 31, 2012 or 2011. The Company had 11 troubled debt restructurings totaling $2.9 million as of March 31, 2012 that were considered to be impaired. This total included ten one- to four-family residential mortgage loans totaling $2.8 million and one home equity loan for $159,000. Eight of the loans, totaling $2.3 million, are performing in accordance with their restructured terms and accruing interest at March 31, 2012. Two of the loans, totaling $341,000, are performing in accordance with their restructured terms but not accruing interest at March 31, 2012. One of the loans, for $246,000, is 29 days delinquent and not accruing interest as of March 31, 2012. There were 11 troubled debt restructurings totaling $2.9 million as of December 31, 2011 that were considered to be impaired. This total included ten one- to four-family residential mortgage loans totaling $2.8 million and one home equity loan for $159,000. Eight of the loans, totaling $2.3 million, are performing in accordance with their restructured terms and accruing interest at December 31, 2011. Two of the loans, totaling $344,000, are performing in accordance with their restructured terms but not accruing interest at December 31, 2011. One of the loans, for $248,000, is 59 days delinquent and not accruing interest at December 31, 2011. Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers. We have no commitments to lend any additional funds to these borrowers.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the three months ended March 31, 2012 and 2011, the Company sold $23.9 million and $19.2 million, respectively, of mortgage loans held for sale and recognized gains of $441,000 and $144,000, respectively. The Company had ten loans held for sale totaling $2.3 million at March 31, 2012 and 12 loans held for sale totaling $3.2 million at December 31, 2011.

The Company serviced loans for others of $108.3 million at March 31, 2012 and $115.3 million at December 31, 2011. Of these amounts, $5.3 million and $6.2 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at March 31, 2012 and December 31, 2011, respectively. The amount of contractually specified servicing fees earned for the three-month periods ended March 31, 2012 and 2011 was $72,000 and $91,000, respectively. The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

(7)	Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts. Securities sold under agreements to repurchase are summarized as follows:

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Repurchase liability	Weighted average rate	Repurchase liability	Weighted average rate

Maturing:
1 year or less	$40,300	4.12%	$28,300	4.75%
Over 1 year to 2 years	18,000	4.87	33,000	3.91
Over 2 years to 3 years	37,000	2.15	0	0.00
Over 3 years to 4 years	10,000	1.94	47,000	2.11

	$105,300	3.35%	$108,300	3.35%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at March 31, 2012. The amount at risk is the greater of the carrying value or fair value over the repurchase liability. All the agreements to repurchase are with JP Morgan Securities and the securities pledged are issued and guaranteed by U.S. government-sponsored enterprises.

(Dollars in thousands)	Carrying value of securities	Fair value of securities	Repurchase liability	Amount at risk	Weighted average months to maturity

Maturing:
Over 90 days	$130,582	$137,106	$105,300	$31,806	21

(8)	Employee Benefit Plans

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

The components of net periodic benefit cost were as follows:

	SERP
	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Net periodic benefit cost for the period
Service cost	$49	$110
Interest cost	25	54
Expected return on plan assets	0	0
Amortization of prior service cost	0	0
Recognized actuarial loss	0	0
Recognized curtailment loss	0	0

Net periodic benefit cost	$74	$164

(9)	Employee Stock Ownership Plan

Effective January 1, 2009, Territorial Savings Bank adopted an Employee Stock Ownership Plan (ESOP) for eligible employees. The ESOP borrowed $9.8 million from the Company and used those funds to acquire 978,650 shares, or 8%, of the total number of shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share.

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity. The shares committed to be released are considered outstanding for earnings per share computations. Compensation expense recognized for the three months ended March 31, 2012 and 2011 amounted to $240,000 and $234,000, respectively.

Shares held by the ESOP trust were as follows:

	March 31, 2012	December 31, 2011
Allocated shares	159,031	146,798
Unearned shares	819,619	831,852

Total ESOP shares	978,650	978,650

Fair value of unearned shares, in thousands	$17,056	$16,429

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits. For the three months ended March 31, 2012 and 2011, we accrued $87,000 and $73,000, respectively, for the ESOP restoration plan.

(10)	Share-Based Compensation

On August 19, 2010, Territorial Bancorp Inc. adopted the 2010 Equity Incentive Plan, which provides for awards of stock options and restricted stock to key officers and outside directors. In accordance with the Compensation – Stock Compensation topic of the FASB ASC, the cost of the 2010 Equity Incentive Plan is based on the fair value of the awards on the grant date. The fair value of restricted stock is based on the closing price of the Company’s stock on the grant date. The fair value of stock options is estimated using a Black-Scholes option pricing model using assumptions for dividend yield, stock price volatility, risk-free interest rate and option term. These assumptions are based on our judgments regarding future events, are subjective in nature, and cannot be determined with precision. The cost of the awards will be recognized over the six-year vesting period.

Shares of our common stock issued under the Plan shall be authorized but unissued shares. The maximum number of shares that will be awarded under the plan will be 1,712,637 shares. Share-based compensation expense for the quarter ending March 31, 2012 was $663,000.

Stock Options

The table below presents the stock option activity for the three months ended March 31, 2012:

	Options	Weighted average exercise price	Remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding at December 31, 2011	871,144	$17.36	8.67	$2,082
Granted	0	0	0	0
Exercised	13,083	21.50	0	0
Forfeited	0	0	0	0
Expired	0	0	0	0

Options outstanding at March 31, 2012	858,061	$17.36	7.42	$2,962

As of March 31, 2012, the Company had $3.1 million of unrecognized compensation costs related to stock options. The cost of stock options will be amortized over the six-year vesting period. There were no options vested in the three months ending March 31, 2012.

The fair value of the Company’s stock options granted in 2010 was determined using the Black-Scholes option pricing formula. The following assumptions were used in the formula in 2010:

Expected volatility	31.98%
Risk-free interest rate	2.58%
Expected dividends	1.61%
Expected life (in years)	6.75
Grant price for the stock options	$17.36

There were no options granted in 2011 or the three months ended March 31, 2012.

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

The table below presents the restricted stock award activity for the three months ended March 31, 2012:

	Restricted stock awards	Weighted average grant date fair value
Nonvested at December 31, 2011	563,994	$17.36
Granted	0	0
Vested	0	0
Forfeited	0	0

Nonvested at March 31, 2012	563,994	$17.36

As of March 31, 2012, the Company had $8.6 million of unrecognized compensation cost related to restricted stock awards. The cost of the restricted stock awards will be amortized over the six-year vesting period.

(11)	Earnings Per Share

The table below presents the information used to compute basic and diluted earnings per share for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
(Dollars in thousands, except share data)	2012	2011

Net income	$3,540	$3,000

Weighted-average number of shares used in:
Basic earnings per share	10,192,115	11,262,399
Dilutive common stock equivalents:

Stock options and restricted stock units	252,424	98,255

Diluted earnings per share	10,444,539	11,360,654

Net income per common share, basic	$0.35	$0.27

Net income per common share, diluted	$0.34	$0.26

(12)	Other Comprehensive Loss

The table below presents the changes in the components of other comprehensive loss:

	Three Months Ended March 31,
	2012			2011
(Dollars in thousands)	Beginning Balance	Current (Income) Loss	Ending Balance	Beginning Balance	Current (Income) Loss	Ending Balance

Unfunded pension liability	$2,966	$0	$2,966	$1,504	$0	$1,504
Noncredit related losses on securities not expected to be sold	679	0	679	679	0	679
Unrealized loss on securities	125	(4)	121	322	65	387

	$3,770	$(4)	$3,766	$2,505	$65	$2,570

The table below presents the tax effect on each component of other comprehensive loss:

	Three Months Ended March 31,
	2012			2011
(Dollars in thousands)	Pretax Amount	Tax	After Tax Amount	Pretax Amount	Tax	After Tax Amount

Unfunded pension liability	$4,954	$(1,989)	$2,966	$2,488	$(984)	$1,504
Noncredit related losses on securities not expected to be sold	1,106	(427)	679	1,106	(427)	679
Unrealized loss on securities	203	(82)	121	636	(249)	387

	$6,263	$(2,498)	$3,766	$4,230	$(1,660)	$2,570

(13)	Fair Value of Financial Instruments

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

The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. The trust preferred securities market is considered to be inactive since there have been only five sales transactions of similar rated securities over the past 15 months and no new issues of pooled trust preferred securities have occurred since 2007. The fair value of our trust preferred securities was determined by an independent third-party pricing service which used a discounted cash flow model. Our pricing service used a discount rate equal to three-month LIBOR plus 20.00% and provided a fair value estimate of $8.20 per $100 of par value for PreTSL XXIII.

The discounted cash flow analysis was prepared by an independent third party and included a review of all issuers within the pool. The fair value of the trust preferred securities are classified as Level 3 inputs because they are based on discounted cash flow models.

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

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2012			December 31, 2011
(Dollars in thousands)	Carrying amount	Estimated fair value	Input level	Carrying amount	Estimated fair value	Input level

Assets

Cash and cash equivalents	$159,811	$159,811	1	$131,937	$131,937	1
Investment securities held to maturity	637,867	687,319	2	653,871	687,319	2
FHLB stock	12,348	12,348	1	12,348	12,348	1
Loans held for sale	2,334	2,396	3	3,231	3,352	3
Loans receivable, net	711,464	803,956	3	688,095	790,220	3
Accrued interest receivable	4,749	4,749	1	4,780	4,780	1
Interest rate contracts	81	81	3	156	156	3

Liabilities

Deposits	$1,201,407	$1,203,099	3	$1,166,116	$1,167,855	3
Advances from the Federal Home Loan Bank	20,000	20,495	3	20,000	20,525	3
Securities sold under agreements to repurchase	105,300	108,877	3	108,300	112,306	3
Accounts payable and accrued expenses	21,206	21,206	1	22,816	22,816	1
Interest rate contracts	79	79	3	139	139	3
Current income taxes payable	4,972	4,972	1	3,114	3,114	1
Advance payments by borrowers for taxes and insurance	2,170	2,170	1	3,264	3,264	1

At March 31, 2012 and December 31, 2011, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

March 31, 2012:
Interest rate contracts – assets	$0	$81	$0	$81
Interest rate contracts – liabilities	0	(79)	0	(79)

December 31, 2011:
Interest rate contracts – assets	$0	$156	$0	$156
Interest rate contracts – liabilities	0	(139)	0	(139)

The fair value of interest rate contracts was determined by referring to prices quoted in the secondary market for similar contracts. Gains and losses are included in gain on sale of loans in the consolidated statements of income.

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011 and the related losses for the three months ended March 31, 2012 and the year ended December 31, 2011:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total Losses

March 31, 2012:
Impaired loans	$0	$349	$2,754	$3,103	$91

December 31, 2011:
Impaired loans	$0	$885	$2,766	$3,651	$219
Mortgage servicing assets	0	0	970	970	34

The fair value of impaired loans that are considered to be collateral-dependent is determined using the value of collateral less estimated selling costs. The fair value of impaired loans not considered to be collateral-dependent is determined using a discounted cash flow analysis. Assumptions used in the analysis include the discount rate and projected cash flows. Gains and losses on impaired loans are included in the provision for loan losses in the consolidated statements of income. Mortgage servicing assets are valued using a cash flow model prepared by an independent third-party appraiser. Assumptions used in the model include mortgage prepayment speeds, discount rates, costs of servicing and ancillary income. Losses on mortgage servicing assets are included in service fees on loan and deposit accounts in the consolidated statements of income.

The table below presents the significant unobservable inputs for Level 3 nonrecurring fair value measurements:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Value

March 31, 2012:
Impaired loans – non-collateral dependent	$2,754	Discounted cash flow	Discount rate (1)	3.73% - 6.94%

December 31, 2011:
Impaired loans – non-collateral dependent	$2,766	Discounted cash flow	Discount rate (1)	3.73% - 6.94%

Mortgage servicing assets	970	Discounted cash flow	Discount rate	10.00%
			Prepayment speed (PSA)	180.1 - 437.9

(1)	Represents the yield on contractual cash flows prior to modification in troubled debt restructurings.

(14)	Subsequent Events

On May 4, 2012, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.11 per share of common stock. The dividend is expected to be paid on June 1, 2012 to stockholders of record as of May 18, 2012.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either internationally, nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities, if any;

•	changes in consumer spending, borrowing and savings habits;

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Assets. At March 31, 2012, our assets were $1.572 billion, an increase of $34.5 million, or 2.2%, from $1.538 billion at December 31, 2011. The growth in assets was primarily the result of an increase in loans receivable and cash and cash equivalents, which was partially offset by a decrease in investment securities.

Cash and Cash Equivalents. Cash and cash equivalents were $159.8 million at March 31, 2012, an increase of $27.9 million since December 31, 2011. The growth in cash and cash equivalents resulted primarily from a $35.3 million increase in deposits.

Loans. Total loans, including $2.3 million of loans held for sale, were $713.8 million at March 31, 2012, or 45.4% of total assets. During the three months ended March 31, 2012, the loan portfolio increased by $22.5 million, or 3.3%. The increase in the loan portfolio occurred as the production of new one- to four-family residential loans exceeded principal repayments and loan sales. The continued high level of loan originations is due primarily to the current interest rate environment.

Securities. At March 31, 2012, our securities portfolio totaled $637.9 million, or 40.6% of total assets. At March 31, 2012, all of such securities were classified as held-to-maturity and none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans. During the three months ended March 31, 2012, our securities portfolio decreased by $16.0 million, or 2.4%, as repayments exceeded purchases.

At March 31, 2012, we owned trust preferred securities with a carrying value of $32,000. This portfolio consists of two securities, which represent investments in a pool of debt obligations issued by Federal Deposit Insurance Corporation-insured financial institutions, insurance companies and real estate investment trusts.

The trust preferred securities market is considered to be inactive as only five transactions have occurred over the past 15 months in similar tranches to the securities owned by the Company. The Company used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows. The Company used a discount rate equal to three-month LIBOR plus 20.00% and determined fair value to be $8.20 per $100 of par value.

Based on the Company’s review, the Company’s investment in trust preferred securities did not incur additional impairment during the quarter ending March 31, 2012 as the present value of cash flows exceeded the amortized cost basis of $1.1 million.

At March 31, 2012, PreTSL XXIII and XXIV are rated C by Fitch.

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

Deposits. Deposits were $1.201 billion at March 31, 2012, an increase of $35.3 million or 3.0% since December 31, 2011. The increase in deposits was caused by our continuing to promote higher-than-market rates for our savings accounts.

Borrowings. Our borrowings consist primarily of advances from the Federal Home Loan Bank of Seattle and funds borrowed under securities sold under agreements to repurchase. During the three months ended March 31, 2012, our borrowings decreased by $3.0 million, or 2.3%, to $125.3 million, due to the pay off of $3.0 million of securities sold under agreements to repurchase. We have not required any other borrowings to fund our operations. Instead, we have primarily funded our operations with the net proceeds from our stock offering, additional deposits, proceeds from loan sales and principal repayments on loans and mortgage-backed securities.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and rates, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended March 31,
	2012			2011
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$663,524	$8,425	5.08%	$609,189	$8,198	5.38%
Multi-family residential	6,542	101	6.18	6,049	98	6.48
Construction, commercial and other	11,236	170	6.05	13,737	205	5.97
Home equity loans and lines of credit	16,965	250	5.89	19,262	295	6.13
Other loans	5,370	83	6.18	5,549	87	6.27

Total loans	703,637	9,029	5.13	653,786	8,883	5.43
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	645,422	6,516	4.04	596,118	6,371	4.27
Trust preferred securities	32	0	0.00	32	0	0.00

Total securities	645,454	6,516	4.04	596,150	6,371	4.27
Other	155,752	84	0.22	169,102	92	0.22

Total interest-earning assets	1,504,843	15,629	4.15	1,419,038	15,346	4.33
Non-interest-earning assets	52,841			49,810

Total assets	$1,557,684			$1,468,848

Interest-bearing liabilities:
Savings accounts	$823,109	$1,091	0.53%	$753,230	$1,185	0.63%
Certificates of deposit	221,581	470	0.85	207,337	509	0.98
Money market accounts	531	0	0.00	645	0	0.00
Checking and Super NOW accounts	109,848	9	0.03	105,029	14	0.05

Total interest-bearing deposits	1,155,069	1,570	0.54	1,066,241	1,708	0.64
Federal Home Loan Bank advances	20,000	104	2.08	16,667	86	2.06
Securities sold under agreements to repurchase	107,410	904	3.37	107,811	1,034	3.84

Total interest-bearing liabilities	1,282,479	2,578	0.80	1,190,719	2,828	0.95
Non-interest-bearing liabilities	58,450			48,937

Total liabilities	1,340,929			1,239,656
Stockholders’ equity	216,755			229,192

Total liabilities and stockholders’ equity	$1,557,684			$1,468,848

Net interest income		$13,051			$12,518

Net interest rate spread (3)			3.35%			3.38%
Net interest-earning assets (4)	$222,364			$228,319

Net interest margin (5)			3.47%			3.53%
Interest-earning assets to interest-bearing liabilities	117.34%			119.17%

(1)	Annualized
(2)	Average balance includes loans or investments available for sale.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

General. Net income increased by $540,000, or 18.0%, to $3.5 million for the three months ended March 31, 2012 from $3.0 million for the three months ended March 31, 2011. The increase in net income was primarily caused by a $283,000 increase in interest and dividend income, a $250,000 decrease in interest expense and a $316,000 increase in noninterest income. This was partially offset by a $229,000 increase in noninterest expense and a $104,000 increase in income taxes.

Net Interest Income. Net interest income increased by $533,000, or 4.3%, to $13.1 million for the three months ended March 31, 2012 compared to $12.5 million for the three months ended March 31, 2011. Interest and dividend income increased by $283,000, or 1.8%, due primarily to a $85.8 million increase in the average balance of interest-earning assets that was partially offset by an 18 basis point decrease in the average yield on interest-earning assets. Interest expense decreased by $250,000, or 8.8%, due to a 15 basis point decrease in the average cost of interest-bearing liabilities that was partially offset by a $91.8 million increase in the average balance of interest-bearing liabilities. The interest rate spread and net interest margin were 3.35% and 3.47%, respectively, for the three months ended March 31, 2012, compared to 3.38% and 3.53%, respectively, for the three months ended March 31, 2011.

Interest and Dividend Income. Interest and dividend income increased by $283,000, or 1.8%, to $15.6 million for the three months ended March 31, 2012 from $15.3 million for the three months ended March 31, 2011. Interest income on loans increased by $146,000, or 1.6%, to $9.0 million for the three months ended March 31, 2012 from $8.9 million for the three months ended March 31, 2011. The increase in interest income on loans occurred because the average balance of loans grew by $49.9 million, or 7.6%, as new loan originations exceeded loan repayments and loan sales. The increase in interest income which occurred because of growth in the loan portfolio was partially offset by a 30 basis point decline in the average loan yield to 5.13% for the three months ended March 31, 2012. The decline in the average yield on loans occurred because of repayments on higher-yielding loans and additions of new loans with lower yields to the loan portfolio. Interest income on investment securities increased by $145,000, or 2.3%, to $6.5 million for the three months ended March 31, 2012 from $6.4 million for the three months ended March 31, 2011. The increase in interest income on securities occurred primarily because of a $49.3 million increase in the average securities balance that was partially offset by a 23 basis point decrease in the average securities yield.

Interest Expense. Interest expense decreased by $250,000, or 8.8%, to $2.6 million for the three months ended March 31, 2012 compared to $2.8 million for the three months ended March 31, 2011. Interest expense on deposits decreased by $138,000, or 8.1%, to $1.6 million for the three months ended March 31, 2012 from $1.7 million for the three months ended March 31, 2011. During the three months ended March 31, 2012, interest expense on savings accounts and certificates of deposit declined by $94,000 and $39,000, respectively. During the three months ended March 31, 2012, the average interest rate on savings accounts and certificates of deposit decreased by 10 and 13 basis points, respectively. We lowered the rates we pay on savings accounts and certificates of deposit due to declining market interest rates and increased liquidity from principal repayments on loans and mortgage-backed securities. However, the interest rates on our savings accounts are still higher than market interest rates. The decrease in the average interest rate on deposits was partially offset by an $88.8 million, or 8.3%, increase in the average balance of deposit accounts. Interest expense on securities sold under agreements to repurchase decreased by $130,000, or 12.6%, during the three months ended March 31, 2012. The decrease was caused by a 47 basis point, or 12.2%, decrease in the average interest rate and a $401,000, or 0.4%, decrease in the average outstanding balance due to a $3.0 million payoff during the three months ended March 31, 2012.

Provision for Loan Losses. We recorded provisions for loan losses of $84,000 and $108,000 for the three months ended March 31, 2012 and 2011, respectively. The provisions for loan losses reflected net charge-offs of $96,000 and $30,000 for the three months ended March 31, 2012 and 2011, respectively. The provisions recorded resulted in ratios of the allowance for loan losses to total loans of

0.21% and 0.24% at March 31, 2012 and 2011, respectively. Nonaccrual loans totaled $2.3 million at March 31, 2012, or 0.32% of total loans at that date, compared to $1.2 million of nonaccrual loans at March 31, 2011, or 0.18% of total loans at that date. Nonaccrual loans as of March 31, 2012 and 2011 consisted primarily of one- to four-family residential real estate loans. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at March 31, 2012 and 2011. For additional information see footnote (6) “Loans Receivable and allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income. The following table summarizes changes in noninterest income between the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,		Change
	2012	2011	$ Change	% Change
	(Dollars in thousands)

Service fees on loan and deposit accounts	$550	$558	$(8)	(1.4)%
Income on bank-owned life insurance	233	239	(6)	(2.5)%
Gain on sale of investment securities	128	66	62	93.9%
Gain on sale of loans	441	144	297	206.3%
Other	90	119	(29)	(24.4)%

Total	$1,442	$1,126	$316	28.1%

Noninterest income rose by $316,000 for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. During the three months ended March 31, 2012 and 2011, we sold $23.9 million and $19.2 million, respectively, of mortgage loans held for sale to reduce interest rate risk and recognized gains of $441,000 and $144,000, respectively. During the three months ended March 31, 2012, we also sold $1.5 million of held-to-maturity investment securities and recognized a gain of $128,000. The sale of these securities, for which the Company had already received a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investment topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio.

Noninterest Expense. The following table summarizes changes in noninterest expense between the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,		Change
	2012	2011	$ Change	% Change
	(Dollars in thousands)

Salaries and employee benefits	$5,173	$5,126	$47	0.9%
Occupancy	1,324	1,221	103	8.4%
Equipment	812	766	46	6.0%
Federal deposit insurance premiums	190	296	(106)	(35.8)%
Other general and administrative expenses	1,139	1,000	139	13.9%

Total	$8,638	$8,409	$229	2.7%

Noninterest expense rose by $229,000 for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Occupancy expense increased by $103,000 for the three months ended March 31, 2012 due to higher office repair and maintenance expense and leasehold improvement depreciation expense. Federal deposit insurance premium expense declined by $106,000 for the three months ended March 31, 2012 due to a decline in the premium rate. Other general and administrative expenses increased by $139,000 for the three months ended March 31, 2012 due to an increase in new loan originations and the cost of complying with the Dodd-Frank Act.

Income Tax Expense. Income taxes were $2.2 million for the three months ended March 31, 2012, reflecting an effective tax rate of 38.7% compared to $2.1 million for the three months ended March 31, 2011, reflecting an effective tax rate of 41.5%.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan repayments, advances from the Federal Home Loan Bank of Seattle, securities sold under agreements to repurchase, proceeds from loan sales and maturities and principal repayments on held-to-maturity and available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Treasurer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2012.

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

Our most liquid asset is cash and cash equivalents. The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2012, cash and cash equivalents totaled $159.8 million. On that date, we had $105.3 million in securities sold under agreements to repurchase outstanding and $20.0 million of Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $364.4 million under Federal Home Loan Bank advances.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2012, we had $25.1 million in loan commitments outstanding, most of which were for fixed-rate loans. In addition to commitments to originate loans, we had $19.6 million in unused lines of credit to borrowers as of March 31, 2012. Certificates of deposit due within one year at March 31, 2012 totaled $180.3 million, or 15.0% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2013. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the three months ended March 31, 2012 and 2011, we originated $88.9 million and $72.8 million of loans, respectively, and purchased $30.3 million and $115.9 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and securities sold under agreements to repurchase. We experienced net increases in deposits of $35.3 million and $20.0 million for the three months ended March 31, 2012 and 2011, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Seattle, which provide an additional source of funds. We also utilize securities sold under agreements to repurchase as another borrowing source. Federal Home Loan Bank advances remained constant at $20.0 million during the three months ended March 31, 2012 and increased $10.0 million during the three months ended March 31, 2011. We had the ability to borrow up to an additional $364.4 million and $340.9 million from the Federal Home Loan Bank of Seattle as of March 31, 2012 and 2011, respectively. Securities sold under agreements to repurchase decreased by $3.0 million for the three months ended March 31, 2012, compared to an increase of $17.0 million for the three months ended March 31, 2011.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2012, Territorial Savings Bank exceeded all regulatory capital requirements. Territorial Savings Bank is considered “well capitalized” under regulatory guidelines. The tables below present the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained at March 31, 2012 and December 31, 2011.

As of March 31, 2012
(Dollars in thousands)

	Required	Territorial Savings Bank
Tier 1 Capital	4%	$205,479	13.04%
Total Risk-Based Capital	8%	$207,019	38.26%
Tier 1 Risk-Based Capital	4%	$205,479	37.97%

As of December 31, 2011
(Dollars in thousands)

	Required	Territorial Savings Bank
Tier 1 Capital	4%	$201,060	13.07%
Total Risk-Based Capital	8%	$202,601	38.76%
Tier 1 Risk-Based Capital	4%	$201,060	38.47%

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

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments. Except for paying off $3.0 million of securities sold under agreements to repurchase and a decrease of $3.6 million in certificates of deposit between December 31, 2011 and March 31, 2012, there have not been any material changes in contractual obligations and funding needs since December 31, 2011.

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

Net Portfolio Value. We use an interest rate sensitivity analysis that computes changes in net portfolio value (NPV) of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market-risk-sensitive instruments in the event of an instantaneous and sustained 100 to 400 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. Given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared.

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

Interest rates on mortgage-backed securities rose by approximately 3 basis points between December 31, 2011 and March 31, 2012. The increase in interest rates has likely decreased our NPV. However, we do not believe that the decrease in NPV is material.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2012. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes from Risk Factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Stock Repurchases. The following table sets forth information in connection with repurchases of our shares of common stock during the first quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1)

January 1, 2012 through January 31, 2012	0	$0.00	0	530,278

February 1, 2012 through February 29, 2012	0	0.00	0	530,278

March 1, 2012 through March 31, 2012	28,212	$20.77	28,212	502,066

Total	28,212	$20.77	28,212	502,066

(1)	On December 9, 2011, our Board of Directors authorized the repurchase of up to 552,000 shares of our common stock. In accordance with this authorization, we had repurchased 49,934 shares of our common stock as of March 31, 2012. This repurchase authorization expires on August 15, 2012. We have entered into a 10b5-1 plan with respect to our stock repurchase plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRITORIAL BANCORP INC.
(Registrant)

Date: May 9, 2012	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and Chief Executive Officer

Date: May 9, 2012	/s/ Melvin M. Miyamoto
Melvin M. Miyamoto
Senior Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Allan S. Kitagawa, Chairman of the Board, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Melvin M. Miyamoto, Senior Vice President and Treasurer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of Allan S. Kitagawa, Chairman of the Board, President and Chief Executive Officer, and Melvin M. Miyamoto, Senior Vice President and Treasurer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Interactive datafile XBRL Instance Document

101.SCH	Interactive datafile XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile XBRL Taxonomy Extension Label Linkbase

101.PRE	Interactive datafile XBRL Taxonomy Extension Presentation Linkbase Document