Form 10-Q
period 2012-06-30
Territorial Bancorp Inc.
filed 2012-08-08
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2012

or

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

10,811,820 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of July 31, 2012.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.	FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	June 30, 2012	December 31, 2011

ASSETS
Cash and cash equivalents	$156,373	$131,937
Investment securities held to maturity, at amortized cost (fair value of $655,681 and $687,319 at June 30, 2012 and December 31, 2011, respectively)	620,965	653,871
Federal Home Loan Bank stock, at cost	12,348	12,348
Loans held for sale	1,915	3,231
Loans receivable, net	726,245	688,095
Accrued interest receivable	4,686	4,780
Premises and equipment, net	5,161	5,450
Real estate owned	184	408
Bank-owned life insurance	30,701	30,234
Deferred income taxes receivable	3,297	2,648
Prepaid expenses and other assets	4,160	4,569

Total assets	$1,566,035	$1,537,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,213,282	$1,166,116
Advances from the Federal Home Loan Bank	20,000	20,000
Securities sold under agreements to repurchase	90,300	108,300
Accounts payable and accrued expenses	21,151	22,816
Current income taxes payable	1,679	3,114
Advance payments by borrowers for taxes and insurance	3,305	3,264

Total liabilities	1,349,717	1,323,610

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	0	0
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 10,811,820 and 11,022,309 shares at June 30, 2012 and December 31, 2011, respectively	108	110
Additional paid-in capital	94,617	97,640
Unearned ESOP shares	(8,074)	(8,319)
Retained earnings	133,427	128,300
Accumulated other comprehensive loss	(3,760)	(3,770)

Total stockholders’ equity	216,318	213,961

Total liabilities and stockholders’ equity	$1,566,035	$1,537,571

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest and dividend income:
Investment securities	$6,293	$6,889	$12,809	$13,260
Loans	9,110	8,763	18,139	17,646
Other investments	87	81	171	173

Total interest and dividend income	15,490	15,733	31,119	31,079

Interest expense:
Deposits	1,582	1,701	3,152	3,409
Advances from the Federal Home Loan Bank	104	104	208	190
Securities sold under agreements to repurchase	831	1,052	1,735	2,086

Total interest expense	2,517	2,857	5,095	5,685

Net interest income	12,973	12,876	26,024	25,394
Provision (reversal of allowance) for loan losses	(79)	14	5	122

Net interest income after provision for loan losses	13,052	12,862	26,019	25,272

Noninterest income:
Service fees on loan and deposit accounts	480	598	1,030	1,156
Income on bank-owned life insurance	234	241	467	480
Gain on sale of investment securities	172	0	300	66
Gain on sale of loans	406	92	847	236
Other	115	292	205	411

Total noninterest income	1,407	1,223	2,849	2,349

Noninterest expense:
Salaries and employee benefits	5,041	5,487	10,214	10,613
Occupancy	1,290	1,226	2,614	2,447
Equipment	811	808	1,623	1,574
Federal deposit insurance premiums	192	191	382	487
Loss on extinguishment of debt	198	0	198	0
Other general and administrative expenses	966	933	2,105	1,933

Total noninterest expense	8,498	8,645	17,136	17,054

Income before income taxes	5,961	5,440	11,732	10,567
Income taxes	2,115	2,055	4,346	4,182

Net income	$3,846	$3,385	$7,386	$6,385

Basic earnings per share	$0.38	$0.31	$0.73	$0.57
Diluted earnings per share	$0.37	$0.30	$0.72	$0.57
Cash dividends declared per common share	$0.11	$0.09	$0.21	$0.16
Basic weighted-average shares outstanding	10,135,179	10,992,653	10,163,647	11,126,781
Diluted weighted-average shares outstanding	10,303,363	11,120,248	10,305,751	11,239,913

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$3,846	$3,385	$7,386	$6,385

Change in unrealized loss on securities	6	252	10	187

Other comprehensive income	6	252	10	187

Comprehensive income	$3,852	$3,637	$7,396	$6,572

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity

Balances at December 31, 2010	$122	$119,153	$(8,808)	$119,397	$(2,505)	$227,359

Net income	0	0	0	6,385	0	6,385
Other comprehensive income	0	0	0	0	187	187
Cash dividends declared	0	0	0	(1,787)	0	(1,787)
Share-based compensation	0	1,389	0	0	0	1,389
Allocation of 24,466 ESOP shares	0	239	245	0	0	484
Repurchase of 584,828 shares of company common stock	(6)	(11,487)	0	0	0	(11,493)

Balances at June 30, 2011	$116	$109,294	$(8,563)	$123,995	$(2,318)	$222,524

Balances at December 31, 2011	$110	$97,640	$(8,319)	$128,300	$(3,770)	$213,961

Net income	0	0	0	7,386	0	7,386
Other comprehensive income	0	0	0	0	10	10
Cash dividends declared	0	0	0	(2,259)	0	(2,259)
Share-based compensation	0	1,323	0	0	0	1,323
Allocation of 24,466 ESOP shares	0	274	245	0	0	519
Repurchase of 251,739 shares of company common stock	(2)	(5,336)	0	0	0	(5,338)
Exercise of 41,275 options on common stock	0	716	0	0	0	716

Balances at June 30, 2012	$108	$94,617	$(8,074)	$133,427	$(3,760)	$216,318

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net income	$7,386	$6,385
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5	122
Depreciation and amortization	571	557
Deferred income tax benefit	(655)	(1,186)
Amortization of fees, discounts, and premiums	(133)	(22)
Origination of loans held for sale	(44,376)	(27,541)
Proceeds from sales of loans held for sale	46,539	26,013
Gain on sale of loans, net	(847)	(236)
Net gain on sale of real estate owned	(38)	0
Purchases of investment securities held for trading	0	(19,800)
Proceeds from sale of investment securities held for trading	0	19,866
Gain on sale of investment securities held for trading	0	(66)
Gain on sale of investment securities held to maturity	(300)	0
Net gain on sale of premises and equipment	0	(5)
ESOP expense	519	484
Share-based compensation expense	1,323	1,389
Excess tax benefits from share-based compensation	(54)	0
(Increase) decrease in accrued interest receivable	94	(406)
Net increase in bank-owned life insurance	(467)	(481)
Net decrease in prepaid expenses and other assets	409	1,901
Net decrease in accounts payable and accrued expenses	(1,665)	(1,425)
Net increase (decrease) in income taxes payable	(1,435)	839

Net cash provided by operating activities	6,876	6,388

Cash flows from investing activities:
Purchases of investment securities held to maturity	(67,354)	(165,833)
Principal repayments on investment securities held to maturity	95,378	68,558
Principal repayments on investment securities available for sale	0	525
Proceeds from sale of investment securities held to maturity	4,559	0
Loan originations, net of principal repayments on loans receivable	(37,383)	(16,138)
Proceeds from sale of real estate owned	262	0
Proceeds from disposals of premises and equipment	0	5
Purchases of premises and equipment	(282)	(628)

Net cash used in investing activities	(4,820)	(113,511)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2012	2011

Cash flows from financing activities:
Net increase in deposits	$47,166	$30,551
Proceeds from advances from the Federal Home Loan Bank	100	10,000
Repayments of advances from the Federal Home Loan Bank	(100)	0
Proceeds from securities sold under agreements to repurchase	0	42,000
Repayments of securities sold under agreements to repurchase	(18,000)	(32,000)
Purchases of Fed Funds	10	10
Sales of Fed Funds	(10)	(10)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	41	(333)
Excess tax benefits from share-based compensation	54	0
Proceeds from issuance of common stock	716	0
Repurchases of company stock	(5,338)	(11,493)
Cash dividends paid	(2,259)	(1,787)

Net cash provided by financing activities	22,380	36,938

Net increase (decrease) in cash and cash equivalents	24,436	(70,185)

Cash and cash equivalents at beginning of the period	131,937	194,435

Cash and cash equivalents at end of the period	$156,373	$124,250

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$5,162	$5,684
Income taxes	6,436	4,529

Supplemental disclosure of noncash investing activities:
Loans transferred to real estate owned	$0	$162

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

In May 2011, the FASB amended the Fair Value Measurement topic of the FASB ASC. The amendment results in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles and International Financial Reporting Standards. The amendment both clarifies the intent about existing fair value measurements as well as changed the principle or requirement for measuring fair value or disclosing fair value information. The amendment was effective for interim or annual periods beginning after December 15, 2011. Early application was not permitted. The Company adopted this amendment on January 1, 2012, and the adoption did not have a material effect on its consolidated financial statements.

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

(4)	Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

(Dollars in thousands)	June 30, 2012	December 31, 2011

Cash and due from banks	$12,041	$8,692
Interest-earning deposits in other banks	144,332	123,245

Cash and cash equivalents	$156,373	$131,937

(5)	Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized	Gross unrealized		Estimated
(Dollars in thousands)	cost	Gains	Losses	fair value

June 30, 2012:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$620,933	$34,720	$(284)	$655,369
Trust preferred securities	32	280	0	312

Total	$620,965	$35,000	$(284)	$655,681

December 31, 2011:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$653,839	$33,490	$(269)	$687,060
Trust preferred securities	32	227	0	259

Total	$653,871	$33,717	$(269)	$687,319

The amortized cost and estimated fair value of investment securities at June 30, 2012 are shown below. Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Estimated fair value

Held to maturity:
Due after 5 years through 10 years	$4,830	$4,950
Due after 10 years	616,135	650,731

Total	$620,965	$655,681

Realized gains and losses and the proceeds from sales of securities available for sale, held to maturity and trading are shown in the table below. All sales of securities were U.S. government-sponsored mortgage-backed securities.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2012	2011	2012	2011

Proceeds from sales	$2,926	$0	$4,559	$19,866
Gross gains	172	0	300	66
Gross losses	0	0	0	0

During the three months ended June 30, 2012, all sales were related to $2.8 million of held-to-maturity debt securities. During the six months ended June 30, 2012, all sales were related to $4.3 million of held-to-maturity debt securities. The sale of these securities, for which the Company had already collected a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investment topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio. There were no sales of held-to-maturity securities during the three months or six months ended June 30, 2011.

Investment securities with carrying values of $250.5 million and $281.0 million at June 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at June 30, 2012 and December 31, 2011. The Company does not intend to sell these securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less than 12 months		12 months or longer		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses
(Dollars in thousands)

June 30, 2012:

Mortgage-backed securities	$21,519	$283	$62	$1	12	$21,581	$284

December 31, 2011:

Mortgage-backed securities	$17,697	$268	$122	$1	7	$17,819	$269

Trust Preferred Securities. At June 30, 2012, the Company owns two trust preferred securities, PreTSL XXIII and XXIV, with a carrying value of $32,000. The difference between the carrying value of $32,000 and the remaining amortized cost basis of $1.1 million is included as a component of accumulated other comprehensive loss, net of taxes, and is related to noncredit factors such as the trust preferred securities market being inactive. The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. All of these securities are classified in the Bank’s held-to-maturity investment portfolio.

The trust preferred securities market is considered to be inactive as there were only six transactions in the last 18 months in similar tranches to the securities owned by the Company. The Company used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in trust preferred securities did not incur additional impairment during the quarter ending June 30, 2012 as the present value of cash flows exceed the amortized cost basis of $1.1 million.

At June 30, 2012, PreTSL XXIII and XXIV are rated C by Fitch.

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

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)	2012	2011

Balance at January 1	$5,885	$5,885
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	0	0

Balance at June 30	$5,885	$5,885

The table below shows the components of comprehensive loss, net of taxes, resulting from other-than-temporarily impaired securities:

	June 30,
(Dollars in thousands)	2012	2011

Noncredit losses on other-than-temporarily impaired securities	$679	$679

(6)	Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

(Dollars in thousands)	June 30, 2012	December 31, 2011

Real estate loans:
First mortgages:
One- to four-family residential	$694,539	$654,412
Multi-family residential	6,859	6,956
Construction, commercial, and other	13,789	12,741
Home equity loans and lines of credit	15,292	17,253

Total real estate loans	730,479	691,362

Other loans:
Loans on deposit accounts	458	756
Consumer and other loans	4,329	4,732

Total other loans	4,787	5,488

Less:
Net unearned fees and discounts	(5,425)	(5,613)
Undisbursed loan funds	(2,139)	(1,601)
Allowance for loan losses	(1,457)	(1,541)

	(9,021)	(8,755)

Loans receivable, net	$726,245	$688,095

The activity in the allowance for loan losses on loans receivable is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011

Balance, beginning of period	$1,529	$1,566	$1,541	$1,488
Provision (reversal of allowance) for loan losses	(79)	14	5	122

	1,450	1,580	1,546	1,610

Charge-offs	(22)	(15)	(136)	(55)
Recoveries	29	27	47	37

Net charge-offs	7	12	(89)	(18)

Balance, end of period	$1,457	$1,592	$1,457	$1,592

The table below presents the activity in the allowance for loan losses by portfolio segment:

(Dollars in thousands)	Residential Mortgage	Construction, Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals

Three months ended June 30, 2012:

Balance, beginning of period	$544	$641	$34	$174	$136	$1,529
Provision (reversal of allowance) for loan losses	(12)	8	0	(61)	(14)	(79)

	532	649	34	113	122	1,450

Charge-offs	(4)	(8)	0	(10)	0	(22)
Recoveries	24	0	1	4	0	29

Net charge-offs	20	(8)	1	(6)	0	7

Balance, end of period	$552	$641	$35	$107	$122	$1,457

Six months ended June 30, 2012:

Balance, beginning of period	$631	$285	$258	$291	$76	$1,541
Provision (reversal of allowance) for loan losses	(6)	364	(224)	(175)	46	5

	625	649	34	116	122	1,546

Charge-offs	(108)	(8)	(1)	(19)	0	(136)
Recoveries	35	0	2	10	0	47

Net charge-offs	(73)	(8)	1	(9)	0	(89)

Balance, end of period	$552	$641	$35	$107	$122	$1,457

Beginning with the quarter ended March 31, 2012, the Company enhanced its methodology for reviewing its loan portfolio when calculating the general portion of the allowance for loan losses. The modification consisted of additional segmentation of the residential mortgage loan portfolio by items such as year of origination, loan-to-value ratios, owner or nonowner occupancy status and the purpose of the loan (purchase, cash-out refinance, no cash-out refinance or construction). As under our prior methodology, the allowance for loan loss for each segment of the loan portfolio is determined by calculating the historical loss of each segment for a two- to three-year look-back period and adding a qualitative adjustment for the following factors:

•	Changes in lending policies and procedures;

•	Changes in economic trends;

•	Changes in types of loans in the loan portfolio;

•	Changes in experience and ability of personnel in the loan origination and loan servicing departments;

•	Changes in the number and amount of delinquent loans and classified assets;

•	Changes in our internal loan review system;

•	Changes in the value of underlying collateral for collateral dependent loans;

•	Changes in any concentrations of credit; and

•	External factors such as competition, legal and regulatory requirements on the level of estimated credit losses in the existing loan portfolio.

The Company also revised the qualitative factors which were used to determine the allowance for loan losses on construction, commercial and other mortgage loans, home equity loans and lines of credit and consumer and other loans. As a result of these modifications, the Company increased the portion of the allowance for loan losses attributable to construction, commercial and other mortgage loans and decreased the portion of the allowance for loan losses attributable to residential mortgage, home equity loans and lines of credit and consumer and other loans. The allocation of a portion of the allowance from one category of loans does not preclude its availability to absorb losses in other categories. The unallocated allowance is established for probable losses that have been incurred as of the reporting date but are not reflected in the allocated allowance.

Management considers the allowance for loan losses at June 30, 2012 to be at an appropriate level to provide for probable losses that can be estimated based on general and specific conditions. While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings. In addition, as an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review the allowance for loan losses. The Office of the Comptroller of the Currency may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

(Dollars in thousands)	Residential Mortgage	Construction, Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals
June 30, 2012:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	552	641	35	107	122	1,457

Total ending allowance balance	$552	$641	$35	$107	$122	$1,457

Loans:
Ending loan balance:
Individually evaluated for impairment	$4,865	$176	$160	$1	$0	$5,202
Collectively evaluated for impairment	691,160	11,411	15,142	4,787	0	722,500

Total ending loan balance	$696,025	$11,587	$15,302	$4,788	$0	$727,702

December 31, 2011:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	631	285	258	291	76	1,541

Total ending allowance balance	$631	$285	$258	$291	$76	$1,541

Loans:
Ending loan balance:
Individually evaluated for impairment	$4,926	$184	$159	$3	$0	$5,272
Collectively evaluated for impairment	650,901	10,872	17,105	5,486	0	684,364

Total ending loan balance	$655,827	$11,056	$17,264	$5,489	$0	$689,636

The table below presents the balance of impaired loans and the related amount of allocated loan loss allowances:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Loans with no allocated allowance for loan losses	$5,202	$5,272
Loans with allocated allowance for loan losses	0	0

Total impaired loans	$5,202	$5,272

Amount of allocated loan loss allowance	$0	$0

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance
June 30, 2012:
With no related allowance recorded:
One- to four-family residential mortgages	$4,865	$5,182
Construction, commercial and other mortgages	176	241
Home equity loans and lines of credit	160	165
Consumer and other	1	1

Total	$5,202	$5,589

December 31, 2011:
With no related allowance recorded:
One- to four-family residential mortgages	$4,926	$5,206
Construction, commercial and other mortgages	184	241
Home equity loans and lines of credit	159	165
Consumer and other	3	3

Total	$5,272	$5,615

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
2012:
With no related allowance recorded:
One- to four-family residential mortgages	$4,869	$41	$4,918	$84
Construction, commercial and other mortgages	180	0	180	0
Home equity loans and lines of credit	160	2	160	3
Consumer and other	1	0	2	0

Total	$5,210	$43	$5,260	$87

2011:
With no related allowance recorded:
One- to four-family residential mortgages	$3,606	$35	$3,606	$68
Consumer and other	5	0	5	0

Total	$3,611	$35	$3,611	$68

There were no loans individually evaluated for impairment with a related allowance for loan loss as of June 30, 2012 or December 31, 2011.

Impaired loans at June 30, 2012 and December 31, 2011 amounted to $5.2 million and $5.3 million, respectively, and included all nonaccrual and restructured loans. During the six months ended June 30, 2012, the average recorded investment in impaired loans was $5.3 million and interest income recognized on impaired loans was $87,000. During the six months ended June 30, 2011, the average recorded investment in impaired loans was $3.6 million and interest income recognized on impaired loans was $68,000.

The table below presents the aging of loans and accrual status by class of loans:

(Dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total Loans	Nonaccrual Loans	Loans More Than 90 Days Past Due and Still Accruing
June 30, 2012:
One- to four-family residential mortgages	$595	$0	$1,768	$2,363	$686,844	$689,207	$2,535	$0
Multi-family residential mortgages	0	0	0	0	6,818	6,818	0	0
Construction, commercial and other mortgages	0	0	176	176	11,411	11,587	176	0
Home equity loans and lines of credit	0	0	0	0	15,302	15,302	161	0
Loans on deposit accounts	0	0	0	0	458	458	0	0
Consumer and other	5	1	1	7	4,323	4,330	1	0

Total	$600	$1	$1,945	$2,546	$725,156	$727,702	$2,873	$0

December 31, 2011:
One- to four-family residential mortgages	$499	$0	$2,148	$2,647	$646,268	$648,915	$2,582	$0
Multi-family residential mortgages	0	0	0	0	6,912	6,912	0	0
Construction, commercial and other mortgages	0	0	184	184	10,872	11,056	184	0
Home equity loans and lines of credit	168	0	0	168	17,096	17,264	159	0
Loans on deposit accounts	0	0	0	0	756	756	0	0
Consumer and other	11	2	3	16	4,717	4,733	3	0

Total	$678	$2	$2,335	$3,015	$686,621	$689,636	$2,928	$0

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

The Company had 14 nonaccrual loans with a book value of $2.9 million at June 30, 2012 and 12 nonaccrual loans with a book value of $2.9 million as of December 31, 2011. The Company collected or recognized interest income on nonaccrual loans of $27,000 and $2,000 during the six months ended June 30, 2012 and 2011, respectively. The Company would have recognized additional interest income of $123,000 and $45,000 during the six months ended June 30, 2012 and 2011, respectively, had the loans been accruing interest. The Company did not have any loans more than 90 days past due and still accruing interest as of June 30, 2012 and December 31, 2011.

There were no loans modified in a troubled debt restructuring during the six months ended June 30, 2012 or 2011. The Company had 11 troubled debt restructurings totaling $2.9 million as of June 30, 2012 that were considered to be impaired. This total included ten one- to four-family residential mortgage loans totaling $2.8 million and one home equity loan for $161,000. Eight of the loans, totaling $2.3 million, are performing in accordance with their restructured terms and accruing interest at June 30, 2012. Three of the loans, totaling $589,000, are performing in accordance with their restructured terms but not accruing interest at June 30, 2012. There were 11 troubled debt restructurings totaling $2.9 million as of December 31, 2011 that were considered to be impaired. This total included ten one- to four-family residential mortgage loans totaling $2.8 million and one home equity loan for $159,000. Eight of the loans, totaling $2.3 million, are performing in accordance with their restructured terms and accruing interest at December 31, 2011. Two of the loans, totaling $344,000, are performing in accordance with their restructured terms but not accruing interest at December 31, 2011. One of the loans, for $248,000, is 59 days delinquent and not accruing interest at December 31, 2011. Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers. We have no commitments to lend any additional funds to these borrowers.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the six months ended June 30, 2012 and 2011, the Company sold $46.2 million and $26.1 million, respectively, of mortgage loans held for sale and recognized gains of $847,000 and $236,000, respectively. During the three months ended June 30, 2012 and 2011, the Company sold $22.3 million and $6.9 million, respectively, of mortgage loans held for sale and recognized gains of $406,000 and $92,000, respectively. The Company had seven loans held for sale totaling $1.9 million at June 30, 2012 and 12 loans held for sale totaling $3.2 million at December 31, 2011.

The Company serviced loans for others of $101.2 million at June 30, 2012 and $115.3 million at December 31, 2011. Of these amounts, $5.2 million and $6.2 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at June 30, 2012 and December 31, 2011, respectively. The amount of contractually specified servicing fees earned for the six-month periods ended June 30, 2012 and 2011 was $145,000 and $179,000, respectively. The amount of contractually specified servicing fees earned for the three-month periods ended June 30, 2012 and June 30, 2011 was $73,000 and $88,000, respectively. The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

(7)	Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts. Securities sold under agreements to repurchase are summarized as follows:

	June 30, 2012		December 31, 2011
		Weighted		Weighted
	Repurchase	average	Repurchase	average
(Dollars in thousands)	liability	rate	liability	rate

Maturing:
1 year or less	$25,300	3.64%	$28,300	4.75%
Over 1 year to 2 years	18,000	4.87	33,000	3.91
Over 2 years to 3 years	42,000	2.13	0	0.00
Over 3 years to 4 years	5,000	1.90	47,000	2.11

	$90,300	3.09%	$108,300	3.35%

During the quarter ended June 30, 2012, the Company prepaid $15 million of securities sold under agreements to repurchase and incurred a $198,000 prepayment penalty.

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at June 30, 2012. The amount at risk is the greater of the carrying value or fair value over the repurchase liability. All the agreements to repurchase are with JP Morgan Securities and the securities pledged are issued and guaranteed by U.S. government-sponsored enterprises.

(Dollars in thousands)	Carrying value of securities	Fair value of securities	Repurchase liability	Amount at risk	Weighted average months to maturity

Maturing:
Over 90 days	$105,148	$111,498	$90,300	$21,198	21

(8)	Employee Benefit Plans

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

The components of net periodic benefit cost were as follows:

	SERP		SERP
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Net periodic benefit cost for the period
Service cost	$49	$111	$98	$221
Interest cost	24	54	49	108
Expected return on plan assets	0	0	0	0
Amortization of prior service cost	0	0	0	0
Recognized actuarial loss	0	0	0	0
Recognized curtailment loss	0	0	0	0

Net periodic benefit cost	$73	$165	$147	$329

(9)	Employee Stock Ownership Plan

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity. The shares committed to be released are considered outstanding for earnings per share computations. Compensation expense recognized for the three months ended June 30, 2012 and 2011 amounted to $248,000 and $234,000, respectively. Compensation expense recognized for the six months ended June 30, 2012 and 2011 amounted to $488,000 and $468,000, respectively.

Shares held by the ESOP trust were as follows:

	June 30,	December 31,
	2012	2011
Allocated shares	169,369	145,775
Unearned shares	807,387	831,853

Total ESOP shares	976,756	977,628

Fair value of unearned shares, in thousands	$18,384	$16,429

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits. For the three months ended June 30, 2012 and 2011, we accrued $18,000 and $85,000, respectively, for the ESOP restoration plan. For the six months ended June 30, 2012 and 2011, we accrued $104,000 and $158,000, respectively, for the ESOP restoration plan.

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

Shares of our common stock issued under the Plan shall be authorized but unissued shares. The maximum number of shares that will be awarded under the plan will be 1,712,637 shares. Share-based compensation expense for the three months and six months ended June 30, 2012 was $660,000 and $1,323,000, respectively.

Stock Options

The table below presents the stock option activity for the six months ended June 30, 2012:

	Options	Weighted average exercise price	Remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding at December 31, 2011	871,144	$17.36	8.67	$2,082
Granted	0	0.00	0.00	0
Exercised	41,275	17.36	0.00	0
Forfeited	0	0.00	0.00	0
Expired	0	0.00	0.00	0

Options outstanding at June 30, 2012	829,869	$17.36	8.17	$4,490

As of June 30, 2012, the Company had $2.9 million of unrecognized compensation costs related to stock options. The cost of stock options will be amortized over the six-year vesting period. There were no options vested in the six months ending June 30, 2012.

The fair value of the Company’s stock options granted in 2010 was determined using the Black-Scholes option pricing formula. The following assumptions were used in the formula in 2010:

Expected volatility	31.98%
Risk-free interest rate	2.58%
Expected dividends	1.61%
Expected life (in years)	6.75
Grant price for the stock options	$17.36

There were no options granted in 2011 or the six months ended June 30, 2012.

Expected volatility – Based on the historical volatility of the Company’s stock and a peer group of comparable thrifts.

Risk-free interest rate – Based on the U.S. Treasury yield curve and expected life of the options at the time of grant.

Expected dividends – Based on the quarterly dividend and the price of the Company’s stock at the time of grant.

Expected life – Based on a weighted-average of the six-year vesting period and the 10-year contractual term of the stock option plan.

Grant price for the stock options – Based on the closing price of the Company’s stock on the date of grant.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant. Unvested restricted stock awards may not be disposed of or transferred during the vesting period. Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity for the six months ended June 30, 2012:

	Restricted stock awards	Weighted average grant date fair value
Nonvested at December 31, 2011	563,994	$17.36
Granted	0	0.00
Vested	0	0.00
Forfeited	0	0.00

Nonvested at June 30, 2012	563,994	$17.36

As of June 30, 2012, the Company had $8.2 million of unrecognized compensation cost related to restricted stock awards. The cost of the restricted stock awards will be amortized over the six-year vesting period.

(11)	Earnings Per Share

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share data)	2012	2011	2012	2011

Net income	$3,846	$3,385	$7,386	$6,385

Weighted-average number of shares used in:
Basic earnings per share	10,135,179	10,992,653	10,163,647	11,126,781
Dilutive common stock equivalents:

Stock options and restricted stock units	168,184	127,595	142,104	113,132

Diluted earnings per share	10,303,363	11,120,248	10,305,751	11,239,913

Net income per common share, basic	$0.38	$0.31	$0.73	$0.57

Net income per common share, diluted	$0.37	$0.30	$0.72	$0.57

(12)	Other Comprehensive Loss

The table below presents the changes in the components of other comprehensive loss:

	Three Months Ended June 30,
	2012			2011
(Dollars in thousands)	Beginning Balance	Current Income	Ending Balance	Beginning Balance	Current Income	Ending Balance

Unfunded pension liability	$2,966	$0	$2,966	$1,504	$0	$1,504
Noncredit related losses on securities not expected to be sold	679	0	679	679	0	679
Unrealized loss on securities	121	(6)	115	387	(252)	135

	$3,766	$(6)	$3,760	$2,570	$(252)	$2,318

	Six Months Ended June 30,
	2012			2011
(Dollars in thousands)	Beginning Balance	Current Income	Ending Balance	Beginning Balance	Current Income	Ending Balance

Unfunded pension liability	$2,966	$0	$2,966	$1,504	$0	$1,504
Noncredit related losses on securities not expected to be sold	679	0	679	679	0	679
Unrealized loss on securities	125	(10)	115	322	(187)	135

	$3,770	$(10)	$3,760	$2,505	$(187)	$2,318

The table below presents the tax effect on each component of other comprehensive loss:

	Six Months Ended June 30,
	2012			2011
(Dollars in thousands)	Pretax Amount	Tax	After Tax Amount	Pretax Amount	Tax	After Tax Amount

Unfunded pension liability	$4,954	$(1,988)	$2,966	$2,488	$(984)	$1,504
Noncredit related losses on securities not expected to be sold	1,106	(427)	679	1,106	(427)	679
Unrealized loss on securities	193	(78)	115	225	(90)	135

	$6,253	$(2,493)	$3,760	$3,819	$(1,501)	$2,318

(13)	Fair Value of Financial Instruments

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

In accordance with the Fair Value Measurements and Disclosures topic, the Company bases its fair values on the price that it would expect to receive if an asset were sold or the price it would expect to pay to transfer a liability in an orderly transaction between market participants at the measurement date. Also as required, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements.

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

The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. The trust preferred securities market is considered to be inactive since there have been only six sales transactions of similar rated securities over the past 18 months and no new issues of pooled trust preferred securities have occurred since 2007. The fair value of our trust preferred securities was determined by an independent third-party pricing service which used a discounted cash flow model. Our pricing service used a discount rate of three-month LIBOR plus 20.00% and provided a fair value estimate of $8.82 per $100 of par value for PreTSL XXIII.

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

The estimated fair values of the Company’s financial instruments are as follows:

			Fair Value Measurements Using
(Dollars in thousands)	Carrying amount	Fair value	Level 1	Level 2	Level 3
June 30, 2012
Assets
Cash and cash equivalents	$156,373	$156,373	$156,373	$0	$0
Investment securities held to maturity	620,965	655,681	0	655,369	312
FHLB stock	12,348	12,348	12,348	0	0
Loans held for sale	1,915	2,007	0	2,007	0
Loans receivable, net	726,245	769,059	0	0	769,059
Accrued interest receivable	4,686	4,686	4,686	0	0
Interest rate contracts	156	156	0	156	0

Liabilities
Deposits	1,213,282	1,214,966	996,626	0	218,340
Advances from the Federal Home Loan Bank	20,000	20,512	0	0	20,512
Securities sold under agreements to repurchase	90,300	93,402	0	0	93,402
Accounts payable and accrued expenses	21,151	21,151	21,151	0	0
Interest rate contracts	140	140	0	140	0
Current income taxes payable	1,679	1,679	1,679	0	0
Advance payments by borrowers for taxes and insurance	3,305	3,305	3,305	0	0

December 31, 2011
Assets
Cash and cash equivalents	$131,937	$131,937	$131,937	$0	$0
Investment securities held to maturity	653,871	687,319	0	687,060	259
FHLB stock	12,348	12,348	12,348	0	0
Loans held for sale	3,231	3,352	0	3,352	0
Loans receivable, net	688,095	790,220	0	0	790,220
Accrued interest receivable	4,780	4,780	4,780	0	0
Interest rate contracts	156	156	0	156	0

Liabilities
Deposits	1,166,116	1,167,855	942,365	0	225,490
Advances from the Federal Home Loan Bank	20,000	20,525	0	0	20,525
Securities sold under agreements to repurchase	108,300	112,306	0	0	112,306
Accounts payable and accrued expenses	22,816	22,816	22,816	0	0
Interest rate contracts	139	139	0	139	0
Current income taxes payable	3,114	3,114	3,114	0	0
Advance payments by borrowers for taxes and insurance	3,264	3,264	3,264	0	0

At June 30, 2012 and December 31, 2011, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

June 30, 2012
Interest rate contracts – assets	$0	$156	$0	$156
Interest rate contracts – liabilities	0	(140)	0	(140)

December 31, 2011
Interest rate contracts – assets	$0	$156	$0	$156
Interest rate contracts – liabilities	0	(139)	0	(139)

The fair value of interest rate contracts was determined by referring to prices quoted in the secondary market for similar contracts. Gains and losses are included in gain on sale of loans in the consolidated statements of income.

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of June 30, 2012 and December 31, 2011 and the related losses for the six months ended June 30, 2012 and the year ended December 31, 2011:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total Losses

June 30, 2012
Impaired loans	$0	$349	$2,749	$3,098	$90
Mortgage servicing assets	0	0	832	832	74

December 31, 2011
Impaired loans	$0	$885	$2,766	$3,651	$219
Mortgage servicing assets	0	0	970	970	34

The fair value of impaired loans that are considered to be collateral-dependent is determined using the value of collateral less estimated selling costs. The fair value of impaired loans that are not considered to be collateral-dependent is determined using a discounted cash flow analysis. Assumptions used in the analysis include the discount rate and projected cash flows. Gains and losses on impaired loans are included in the provision for loan losses in the consolidated statements of income. Mortgage servicing assets are valued using a cash flow model prepared by an independent third-party appraiser. Assumptions used in the model include mortgage prepayment speeds, discount rates, cost of servicing and ancillary income. Losses on mortgage servicing assets are included in service fees on loan and deposit accounts in the consolidated statements of income.

The table below presents the significant unobservable inputs for Level 3 nonrecurring fair value measurements:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Value

June 30, 2012:
Impaired loans – non-collateral dependent	$2,749	Discounted cash flow	Discount rate (1)	3.73% - 6.94%

Mortgage servicing assets	832	Discounted cash flow	Discount rate	10.00%
			Prepayment speed (PSA)	173.0 - 275.3
			Cost to service (Basis points)	40

December 31, 2011:
Impaired loans – non-collateral dependent	$2,766	Discounted cash flow	Discount rate (1)	3.73% - 6.94%

Mortgage servicing assets	970	Discounted cash flow	Discount rate	10.00%
			Prepayment speed (PSA)	180.1 - 437.9
			Cost to service (Basis points)	40

(1)	Represents the yield on contractual cash flows prior to modification in troubled debt restructurings.

(14)	Subsequent Events

On August 2, 2012, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.11 per share of common stock. The dividend is expected to be paid on August 30, 2012 to stockholders of record as of August 16, 2012.

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

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Assets. At June 30, 2012, our assets were $1.566 billion, an increase of $28.5 million, or 1.9%, from $1.538 billion at December 31, 2011. The growth in assets was primarily the result of an increase in loans receivable and cash and cash equivalents, which was partially offset by a decrease in investment securities.

Cash and Cash Equivalents. Cash and cash equivalents were $156.4 million at June 30, 2012, an increase of $24.4 million since December 31, 2011. The growth in cash and cash equivalents resulted primarily from a $47.2 million increase in deposits.

Loans. Total loans, including $1.9 million of loans held for sale, were $728.2 million at June 30, 2012, or 46.5% of total assets. During the six months ended June 30, 2012, the loan portfolio increased by $36.8 million, or 5.3%. The increase in the loan portfolio occurred as the production of new one- to four-family residential loans exceeded principal repayments and loan sales. The continued high level of loan originations is due primarily to the current interest rate environment.

Securities. At June 30, 2012, our securities portfolio totaled $621.0 million, or 39.7% of total assets. At June 30, 2012, all of such securities were classified as held-to-maturity and none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans. During the six months ended June 30, 2012, our securities portfolio decreased by $32.9 million, or 5.0%, as repayments exceeded purchases.

At June 30, 2012, we owned trust preferred securities with a carrying value of $32,000. This portfolio consists of two securities, which represent investments in a pool of debt obligations issued by Federal Deposit Insurance Corporation-insured financial institutions, insurance companies and real estate investment trusts.

The trust preferred securities market is considered to be inactive as only six transactions have occurred over the past 18 months in similar tranches to the securities owned by the Company. The Company used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows. The Company used a discount rate equal to three-month LIBOR plus 20.00% and determined fair value to be $8.82 per $100 of par value.

Based on the Company’s review, the Company’s investment in trust preferred securities did not incur additional impairment during the quarter ending June 30, 2012, as the present value of cash flows exceeded the amortized cost basis of $1.1 million.

At June 30, 2012, these trust preferred securities are rated C by Fitch.

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

Deposits. Deposits were $1.213 billion at June 30, 2012, an increase of $47.2 million, or 4.0%, since December 31, 2011. The increase in deposits was caused by our continuing to promote higher-than-market rates for our savings accounts.

Borrowings. Our borrowings consist primarily of advances from the Federal Home Loan Bank of Seattle and funds borrowed under securities sold under agreements to repurchase. During the six months ended June 30, 2012, our borrowings decreased by $18.0 million, or 14.0%, to $110.3 million, due to the pay off of $18.0 million of securities sold under agreements to repurchase. We have not required any other borrowings to fund our operations. Instead, we have primarily funded our operations with the net proceeds from our stock offering, additional deposits, proceeds from loan sales and principal repayments on loans and mortgage-backed securities.

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
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$681,732	$8,521	5.00%	$615,677	$8,075	5.25%
Multi-family residential	6,896	106	6.15	6,139	98	6.39
Construction, commercial and other	12,724	172	5.41	14,481	222	6.13
Home equity loans and lines of credit	16,023	235	5.87	18,608	283	6.08
Other loans	5,010	76	6.07	5,332	85	6.38

Total loans	722,385	9,110	5.04	660,237	8,763	5.31
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	639,096	6,293	3.94	637,814	6,889	4.32
Trust preferred securities	32	0	0.00	32	0	0.00

Total securities	639,128	6,293	3.94	637,846	6,889	4.32
Other	158,320	87	0.22	147,756	81	0.22

Total interest-earning assets	1,519,833	15,490	4.08	1,445,839	15,733	4.35
Non-interest-earning assets	54,369			50,105

Total assets	$1,574,202			$1,495,944

Interest-bearing liabilities:
Savings accounts	$842,987	$1,155	0.55%	$761,757	$1,177	0.62%
Certificates of deposit	218,181	417	0.76	214,141	509	0.95
Money market accounts	497	1	0.80	607	1	0.66
Checking and Super NOW accounts	115,316	9	0.03	108,862	14	0.05

Total interest-bearing deposits	1,176,981	1,582	0.54	1,085,367	1,701	0.63
Federal Home Loan Bank advances	20,002	104	2.08	19,999	104	2.08
Securities sold under agreements to repurchase	100,300	831	3.31	117,354	1,052	3.59

Total interest-bearing liabilities	1,297,283	2,517	0.78	1,222,720	2,857	0.93
Non-interest-bearing liabilities	58,146			45,715

Total liabilities	1,355,429			1,268,435
Stockholders’ equity	218,773			227,509

Total liabilities and stockholders’ equity	$1,574,202			$1,495,944

Net interest income		$12,973			$12,876

Net interest rate spread (3)			3.30%			3.42%
Net interest-earning assets (4)	$222,550			$223,119

Net interest margin (5)			3.41%			3.56%
Interest-earning assets to interest-bearing liabilities	117.16%			118.25%

(1)	Annualized
(2)	Average balance includes loans or investments available for sale.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2012			2011
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$672,628	$16,946	5.04%	$612,451	$16,273	5.31%
Multi-family residential	6,719	207	6.16	6,094	196	6.43
Construction, commercial and other	11,980	342	5.71	14,111	427	6.05
Home equity loans and lines of credit	16,494	485	5.88	18,933	578	6.11
Other loans	5,190	159	6.13	5,440	172	6.32

Total loans	713,011	18,139	5.09	657,029	17,646	5.37
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	642,259	12,809	3.99	617,081	13,260	4.30
Trust preferred securities	32	0	0.00	32	0	0.00

Total securities	642,291	12,809	3.99	617,113	13,260	4.30
Other	157,036	171	0.22	158,370	173	0.22

Total interest-earning assets	1,512,338	31,119	4.12	1,432,512	31,079	4.34
Non-interest-earning assets	53,605			49,959

Total assets	$1,565,943			$1,482,471

Interest-bearing liabilities:
Savings accounts	$833,048	$2,246	0.54%	$757,517	$2,362	0.62%
Certificates of deposit	219,881	887	0.81	210,758	1,018	0.97
Money market accounts	514	1	0.39	626	1	0.32
Checking and Super NOW accounts	112,582	18	0.03	106,956	28	0.05

Total interest-bearing deposits	1,166,025	3,152	0.54	1,075,857	3,409	0.63
Federal Home Loan Bank advances	20,001	208	2.08	18,342	190	2.07
Securities sold under agreements to repurchase	103,855	1,735	3.34	112,609	2,086	3.70

Total interest-bearing liabilities	1,289,881	5,095	0.79	1,206,808	5,685	0.94
Non-interest-bearing liabilities	58,298			47,317

Total liabilities	1,348,179			1,254,125
Stockholders’ equity	217,764			228,346

Total liabilities and stockholders’ equity	$1,565,943			$1,482,471

Net interest income		$26,024			$25,394

Net interest rate spread (3)			3.33%			3.40%
Net interest-earning assets (4)	$222,457			$225,704

Net interest margin (5)			3.44%			3.55%

Interest-earning assets to interest-bearing liabilities	117.25%			118.70%

(1)	Annualized
(2)	Average balance includes loans or investments available for sale.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

General. Net income increased by $461,000, or 13.6%, to $3.8 million for the three months ended June 30, 2012 from $3.4 million for the three months ended June 30, 2011. The increase in net income was caused by a $340,000 decrease in interest expense, a $184,000 increase in noninterest income, a $147,000 decrease in noninterest expense and a $93,000 decrease in provision for loan losses. This was partially offset by a $243,000 decrease in interest and dividend income and a $60,000 increase in income taxes.

Net Interest Income. Net interest income increased by $97,000, or 0.8%, to $13.0 million for the three months ended June 30, 2012 compared to $12.9 million for the three months ended June 30, 2011. Interest and dividend income decreased by $243,000, or 1.5%, due primarily to a 27 basis point decrease in the average yield on interest-earning assets that was partially offset by a $74.0 million increase in the average balance. Interest expense decreased by $340,000, or 11.9%, due to a 15 basis point decrease in the average cost of interest-bearing liabilities that was partially offset by a $74.6 million increase in the average balance of interest-bearing liabilities. The interest rate spread and net interest margin were 3.30% and 3.41%, respectively, for the three months ended June 30, 2012, compared to 3.42% and 3.56%, respectively, for the three months ended June 30, 2011.

Interest and Dividend Income. Interest and dividend income decreased by $243,000, or 1.5%, to $15.5 million for the three months ended June 30, 2012 from $15.7 million for the three months ended June 30, 2011. Interest income on investment securities decreased by $596,000, or 8.7%, to $6.3 million for the three months ended June 30, 2012 from $6.9 million for the three months ended June 30, 2011. The decrease in interest income on securities occurred primarily because of a 38 basis point decrease in the average securities yield that was partially offset by a $1.3 million increase in the average securities balance. The decline in the average yield on investments occurred as repayments on higher yielding mortgage-backed securities were reinvested at lower yields. Interest income on loans increased by $347,000, or 4.0%, to $9.1 million for the three months ended June 30, 2012 from $8.8 million for the three months ended June 30, 2011. The increase in interest income on loans occurred because the average balance of loans grew by $62.1 million, or 9.4%, as new loan originations exceeded loan repayments and loan sales. The increase in interest income was partially offset by a 27 basis point decline in the average loan yield to 5.04% for the three months ended June 30, 2012. The decline in the average yield on loans occurred because of repayments on higher-yielding loans and additions of new loans with lower yields to the loan portfolio.

Interest Expense. Interest expense decreased by $340,000, or 11.9%, to $2.5 million for the three months ended June 30, 2012 compared to $2.9 million for the three months ended June 30, 2011. Interest expense on securities sold under agreements to repurchase decreased by $221,000, or 21.0%, during the three months ended June 30, 2012. This decrease was caused by a $17.1 million, or 14.5%, decrease in the average outstanding balance and a 28 basis point, or 7.8%, decrease in the average interest rate. The decrease in the average outstanding balance was primarily due to the prepayment of $15.0 million of borrowings during the three months ended June 30, 2012. Interest expense on deposits decreased by $119,000, or 7.0%, to $1.6 million for the three months ended June 30, 2012 from $1.7 million for the three months ended June 30, 2011. During the three months ended June 30, 2012, interest expense on certificates of deposit and savings accounts declined by $92,000 and $22,000, respectively, due to a decrease in the average interest rates of 19 and seven basis points, respectively. We lowered the rates we pay on certificates of deposit and savings accounts due to declining market interest rates and increased liquidity from principal repayments on loans and mortgage-backed securities. However, the interest rates on our savings accounts are still higher than market interest rates. The decrease in the average interest rate on deposits was partially offset by a $91.6 million, or 8.4%, increase in the average balance of deposit accounts.

Provision for Loan Losses. We recorded a reversal of $79,000 of loan loss provisions for the three months ended June 30, 2012 and a $14,000 provision for loan losses for the three months ended June 30, 2011. The reversal of loan loss provisions in the three months ended June 30, 2012 occurred because of an improvement in the credit quality of the loan portfolio. The reversal of loan loss provisions reflected a net charge-off of $7,000 for the three months ended June 30, 2012 and resulted in a ratio of the allowance for loan losses to total loans of 0.20% at June 30, 2012. The provision for loan losses for the three months ended June 30, 2011 included a net charge-off of $12,000 and resulted in a ratio of allowance for loan losses to total loans of 0.24% at June 30, 2011. Nonaccrual loans totaled $2.9 million at June 30, 2012, or 0.39% of total loans at that date, compared to $1.0 million of nonaccrual loans at June 30, 2011, or 0.15% of total loans at that date. Nonaccrual loans as of June 30, 2012 and 2011 consisted primarily of one- to four-family residential real estate loans. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2012 and 2011. For additional information see footnote (6) “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income. The following table summarizes changes in noninterest income between the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Change
	2012	2011	$ Change	% Change
	(In thousands)

Service fees on loan and deposit accounts	$480	$598	$(118)	(19.7)%
Income on bank-owned life insurance	234	241	(7)	(2.9)%
Gain on sale of investment securities	172	0	172	n/a
Gain on sale of loans	406	92	314	341.3%
Other	115	292	(177)	(60.6)%

Total	$1,407	$1,223	$184	15.0%

Noninterest income rose by $184,000 for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. During the three months ended June 30, 2012 and 2011, we sold $22.3 million and $6.9 million, respectively, of mortgage loans held for sale and recognized gains of $406,000 and $92,000, respectively. During the three months ended June 30, 2012, we also sold $2.8 million of held-to-maturity investment securities and recognized a gain of $172,000. The sale of these securities, for which the Company had already received a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investment topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio. Other noninterest income decreased by $177,000 primarily due to a legal settlement of a $194,000 insurance claim during the three months ended June 30, 2011.

Noninterest Expense. The following table summarizes changes in noninterest expense between the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Change
	2012	2011	$ Change	% Change
	(In thousands)

Salaries and employee benefits	$5,041	$5,487	$(446)	(8.1)%
Occupancy	1,290	1,226	64	5.2%
Equipment	811	808	3	0.4%
Federal deposit insurance premiums	192	191	1	0.5%
Loss on extinguishment of debt	198	0	198	n/a
Other general and administrative expenses	966	933	33	3.5%

Total	$8,498	$8,645	$(147)	(1.7)%

Noninterest expense declined by $147,000 for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Salaries and employee benefits decreased for the three months ended June 30, 2012 primarily because of a $279,000 increase in the credit to compensation expense for the cost of originating new mortgage loans and a decrease in various employee benefits. The Receivables topic of the FASB ASC allows financial institutions to take a credit against compensation expense for the direct cost of originating loans. During the three months ended June 30, 2012, the credit to compensation expense rose because of an increase in new loan originations. During the three months ended June 30, 2012, the Company prepaid $15.0 million of securities sold under agreements to repurchase, which had a weighted-average interest rate of 4.93%, and incurred a $198,000 prepayment penalty, which is reported as loss on extinguishment of debt. The prepayment of this borrowing will reduce interest expense in future periods on securities sold under agreements to repurchase.

Income Tax Expense. Income taxes were $2.1 million for the three months ended June 30, 2012, reflecting an effective tax rate of 35.5% compared to $2.1 million for the three months ended June 30, 2011, reflecting an effective tax rate of 37.8%. The decrease in the effective tax rate for the three months ended June 30, 2012 can be primarily attributed to an increase in permanent tax benefits related to our share-based compensation plans.

Comparison of Operating Results for the Six Months Ended June 30, 2012 and 2011

General. Net income increased by $1.0 million, or 15.7%, to $7.4 million for the six months ended June 30, 2012 from $6.4 million for the six months ended June 30, 2011. The increase in net income was caused by a $590,000 decrease in interest expense, a $500,000 increase in noninterest income, a $117,000 decrease in provision for loan losses and a $40,000 increase in interest and dividend income. This was partially offset by an $82,000 increase in noninterest expense and a $164,000 increase in income taxes.

Net Interest Income. Net interest income increased by $630,000, or 2.5%, to $26.0 million for the six months ended June 30, 2012 compared to $25.4 million for the six months ended June 30, 2011. Interest and dividend income increased by $40,000, or 0.1%, due primarily to a $79.8 million increase in the average balance of interest-earning assets that was partially offset by a 22 basis point decrease in the average yield. Interest expense decreased by $590,000, or 10.4%, due to a 15 basis point decrease in the average cost of interest-bearing liabilities that was partially offset by an $83.1 million increase in the average balance. The interest rate spread and net interest margin were 3.33% and 3.44%, respectively, for the six months ended June 30, 2012, compared to 3.40% and 3.55%, respectively, for the six months ended June 30, 2011.

Interest and Dividend Income. Interest and dividend income increased by $40,000, or 0.1%, to $31.12 million for the six months ended June 30, 2012 from $31.08 million for the six months ended June 30, 2011. Interest income on loans increased by $493,000, or 2.8%, to $18.1 million for the six months ended June 30, 2012 from $17.6 million for the six months ended June 30, 2011. The increase in interest income on loans occurred because the average balance of loans grew by $56.0 million, or 8.5%, as new loan originations exceeded loan repayments and loan sales. The increase in interest income was partially offset by a 28 basis point decline in the average loan yield to 5.09% for the six months ended June 30, 2012. The decline in the average yield on loans occurred because of repayments on higher-yielding loans and additions of new loans with lower yields to the loan portfolio. Interest income on investment securities decreased by $451,000, or 3.4%, to $12.8 million for the six months ended June 30, 2012 from $13.3 million for the six months ended June 30, 2011. The decrease in interest income on securities occurred primarily because of a 31 basis point decrease in the average securities yield that was partially offset by a $25.2 million increase in the average securities balance. The decline in the average yield on investments occurred as repayments on higher yielding mortgage-backed securities were reinvested at lower yields.

Interest Expense. Interest expense decreased by $590,000, or 10.4%, to $5.1 million for the six months ended June 30, 2012 compared to $5.7 million for the six months ended June 30, 2011. Interest expense on securities sold under agreements to repurchase decreased by $351,000, or 16.8%, to $1.7 million for the six months ended June 30, 2012 compared to $2.1 million for the six months ended June 30, 2011. The decrease in interest expense on securities sold under agreements to repurchase was caused by an $8.8 million, or 7.8%, decrease in the average outstanding balance and a 36 basis point, or 9.7%, decrease in the average interest rate. Interest expense on deposits decreased by $257,000, or 7.5%, to $3.2 million for the six months ended June 30, 2012 from $3.4 million for the six months ended June 30, 2011. During the six months ended June 30, 2012, interest expense on certificates of deposit and savings accounts declined by $131,000 and $116,000, respectively due to a decrease in the average interest rates of 16 and eight basis points, respectively. We lowered the rates we pay on certificates of deposit and savings accounts due to declining market interest rates and increased liquidity from principal repayments on loans and mortgage-backed securities. However, the interest rates on our savings accounts are still higher than market interest rates. The decrease in the average interest rate on deposits was partially offset by a $90.2 million, or 8.4%, increase in the average balance of deposit accounts.

Provision for Loan Losses. For the six months ended June 30, 2012 and 2011, we recorded provisions for loan losses of $5,000 and $122,000, respectively, and the provisions for loan losses reflected net charge-offs of $89,000 and $18,000, respectively. At June 30, 2012 and 2011, the provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.20% and 0.24%, respectively. Nonaccrual loans totaled $2.9 million at June 30, 2012, or 0.39% of total loans at that date, compared to $1.0 million of nonaccrual loans at June 30, 2011, or 0.15% of total loans at that date. Nonaccrual loans as of June 30, 2012 and 2011 consisted primarily of one- to four-family residential real estate loans. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2012 and 2011. For additional information see footnote (6) “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income. The following table summarizes changes in noninterest income between the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,		Change
	2012	2011	$ Change	% Change
	(In thousands)

Service fees on loan and deposit accounts	$1,030	$1,156	$(126)	(10.9)%
Income on bank-owned life insurance	467	480	(13)	(2.7)%
Gain on sale of investment securities	300	66	234	354.5%
Gain on sale of loans	847	236	611	258.9%
Other	205	411	(206)	(50.1)%

Total	$2,849	$2,349	$500	21.3%

Noninterest income rose by $500,000 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. During the six months ended June 30, 2012 and 2011, we sold $46.2 million and $26.1 million, respectively, of mortgage loans held for sale and recognized gains of $847,000 and $236,000, respectively. During the six months ended June 30, 2012, we also sold $4.3 million of held-to-maturity investment securities and recognized a gain of $300,000. The sale of these securities, for which the Company had already received a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investment topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio. During the six months ended June 30, 2011, we sold $19.8 million of available-for-sale investment securities and recognized a gain of $66,000. Other noninterest income decreased by $206,000 primarily due to a legal settlement of an insurance claim in the amount of $194,000 during the six months ended June 30, 2011.

Noninterest Expense. The following table summarizes changes in noninterest expense between the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,		Change
	2012	2011	$ Change	% Change
	(In thousands)

Salaries and employee benefits	$10,214	$10,613	$(399)	(3.8)%
Occupancy	2,614	2,447	167	6.8%
Equipment	1,623	1,574	49	3.1%
Federal deposit insurance premiums	382	487	(105)	(21.6)%
Loss on extinguishment of debt	198	0	198	n/a
Other general and administrative expenses	2,105	1,933	172	8.9%

Total	$17,136	$17,054	$82	0.5%

Noninterest expense rose by $82,000 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. During the six months ended June 30, 2012, the Company prepaid $15.0 million of securities sold under agreements to repurchase, which had a weighted-average interest rate of 4.93%, and incurred a $198,000 prepayment penalty, which is reported as loss on extinguishment of debt. The prepayment of this borrowing will reduce interest expense in future periods on securities sold under agreements to repurchase. Other general and administrative expenses increased by $172,000 during the six months ended June 30, 2012 due to higher professional fees, other loan expense and real estate owned expense. Occupancy expense increased by $167,000 during the six month ended June 30, 2012 due to higher repair and maintenance costs, rent and depreciation expenses. Salaries and employee benefits decreased by $399,000 for the six months ended June 30, 2012 primarily because of a $373,000 increase in the credit to compensation expense for the cost of originating new mortgage loans and a decrease in various employee benefits. The Receivables topic of the FASB ASC allows financial institutions to take a credit against compensation expense for the direct cost of originating loans. During the six months ended June 30, 2012, the credit to compensation expense rose because of an increase in new loan originations.

Income Tax Expense. Income taxes were $4.3 million for the six months ended June 30, 2012, reflecting an effective tax rate of 37.0% compared to $4.2 million for the six months ended June 30, 2011, reflecting an effective tax rate of 39.6%. The decrease in the effective tax rate for the six months ended June 30, 2012 can be primarily attributed to an increase in permanent tax benefits related to our share-based compensation plans.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan repayments, advances from the Federal Home Loan Bank of Seattle, securities sold under agreements to repurchase, proceeds from loan sales and maturities and principal repayments on held-to-maturity and available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Treasurer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2012.

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

Our most liquid asset is cash and cash equivalents. The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2012, cash and cash equivalents totaled $156.4 million. On that date, we had $90.3 million in securities sold under agreements to repurchase outstanding and $20.0 million of Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $373.0 million under Federal Home Loan Bank advances.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2012, we had $30.6 million in loan commitments outstanding, most of which were for fixed-rate loans. In addition to commitments to originate loans, we had $21.5 million in unused lines of credit to borrowers as of June 30, 2012. Certificates of deposit due within one year at June 30, 2012 totaled $176.4 million, or 14.5% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2013. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the three months ended June 30, 2012 and 2011, we originated $78.7 million and $32.5 million of loans, respectively, and purchased $37.1 million and $49.9 million of securities, respectively. During the six months ended June 30, 2012 and 2011, we originated $167.5 million and $105.2 million of loans, respectively, and purchased $67.4 million and $165.8 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and securities sold under agreements to repurchase. We experienced net increases in deposits of $47.2 million and $30.6 million for the six months ended June 30, 2012 and 2011, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Seattle, which provide an additional source of funds. We also utilize securities sold under agreements to repurchase as another borrowing source. Federal Home Loan Bank advances remained constant at $20.0 million during the six months ended June 30, 2012 and increased by $10.0 million during the six months ended June 30, 2011. We had the ability to borrow up to an additional $373.0 million and $352.6 million from the Federal Home Loan Bank of Seattle as of June 30, 2012 and 2011, respectively. Securities sold under agreements to repurchase decreased by $18.0 million for the six months ended June 30, 2012, compared to an increase of $10.0 million for the six months ended June 30, 2011.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2012, Territorial Savings Bank exceeded all regulatory capital requirements. Territorial Savings Bank is considered “well capitalized” under regulatory guidelines. The tables below present the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained at June 30, 2012 and December 31, 2011.

As of June 30, 2012

(Dollars in thousands)

	Required	Territorial Savings Bank
Tier 1 Capital	4%	$210,109	13.39%
Total Risk-Based Capital	8%	$211,590	38.65%
Tier 1 Risk-Based Capital	4%	$210,109	38.38%

As of December 31, 2011

(Dollars in thousands)

	Required	Territorial Savings Bank
Tier 1 Capital	4%	$201,060	13.07%
Total Risk-Based Capital	8%	$202,601	38.76%
Tier 1 Risk-Based Capital	4%	$201,060	38.47%

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

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments. Except for paying off $18.0 million of securities sold under agreements to repurchase and a decrease of $7.1 million in certificates of deposit between December 31, 2011 and June 30, 2012, there have not been any material changes in contractual obligations and funding needs since December 31, 2011.

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

Economic Value of Equity. Economic value of equity (EVE) represents an estimate of the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. We estimate EVE by comparing the present value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market-risk-sensitive instruments in the event of an instantaneous and sustained 100 to 400 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. Given the current relatively low level of market interest rates, an EVE calculation for an interest rate decrease of greater than 100 basis points has not been prepared.

The following table presents our internal calculations of the estimated changes in our EVE as of March 31, 2012 that would result from the designated instantaneous changes in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE	Percentage Change in EVE	EVE Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in EVE Ratio as a Percent of Present Value of Assets (3)(4)
(Dollars in thousands)

+400	$184,530	$(60,045)	(24.55)%	11.92%	(3.18)%
+300	$203,721	$(40,854)	(16.70)%	12.98%	(2.12)%
+200	$224,680	$(19,895)	(8.13)%	14.10%	(1.00)%
+100	$242,115	$(2,460)	(1.01)%	15.00%	(0.10)%
0	$244,575	$0	0.00%	15.10%	0.00%
(100)	$215,393	$(29,182)	(11.93)%	13.52%	(1.58)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Interest rates on mortgage-backed securities declined by approximately 56 basis points between March 31, 2012 and June 30, 2012. The decrease in interest rates has likely increased our EVE. However, we do not believe that the increase in EVE is material.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in EVE. Modeling changes in EVE requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the EVE tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the EVE tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and net interest income and will differ from actual results.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2012. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a) Not applicable.

(b) Not applicable.

(c) Stock Repurchases. The following table sets forth information in connection with repurchases of our shares of common stock during the second quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1)

April 1, 2012 through April 30, 2012	0	$0.00	0	502,066

May 1, 2012 through May 31, 2012	126,818	21.20	126,818	375,248

June 1, 2012 through June 30, 2012	96,709	$21.34	96,709	278,539

Total	223,527	$21.26	223,527	278,539

(1)	On December 9, 2011, our Board of Directors authorized the repurchase of up to 552,000 shares of our common stock. In accordance with this authorization, we had repurchased 273,461 shares of our common stock as of June 30, 2012. This repurchase authorization expires on August 15, 2012. We have entered into a 10b5-1 plan with respect to our stock repurchase plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRITORIAL BANCORP INC.
(Registrant)

Date: August 8, 2012	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and Chief Executive Officer

Date: August 8, 2012	/s/ Melvin M. Miyamoto
Melvin M. Miyamoto
Senior Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Territorial Bancorp Inc. 2012 Annual Incentive Plan (1).

31.1	Certification of Allan S. Kitagawa, Chairman of the Board, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Melvin M. Miyamoto, Senior Vice President and Treasurer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of Allan S. Kitagawa, Chairman of the Board, President and Chief Executive Officer, and Melvin M. Miyamoto, Senior Vice President and Treasurer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Territorial Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 8, 2012, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements Stockholders’ Equity and Comprehensive Income, (v) Consolidated Statements of Comprehensive Income and (vi) the Notes to Consolidated Financial Statements.

101.INS	Interactive datafile	XBRL Instance Document

101.SCH	Interactive datafile	XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile	XBRL Taxonomy Extension Label Linkbase

101.PRE	Interactive datafile	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Proxy Statement for the 2012 Annual Meeting of Stockholders (file no. 1-34403) filed April 16, 2012.