Form 10-Q
period 2012-09-30
Territorial Bancorp Inc.
filed 2012-11-08
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2012

or

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

10,901,705 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of October 31, 2012.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.	FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	September 30,	December 31,
	2012	2011

ASSETS
Cash and cash equivalents	$155,265	$131,937
Investment securities held to maturity, at amortized cost (fair value of $633,513 and $687,319 at September 30, 2012 and December 31, 2011, respectively)	595,607	653,871
Federal Home Loan Bank stock, at cost	12,238	12,348
Loans held for sale	4,032	3,231
Loans receivable, net	746,874	688,095
Accrued interest receivable	4,676	4,780
Premises and equipment, net	5,082	5,450
Real estate owned	176	408
Bank-owned life insurance	30,940	30,234
Deferred income taxes receivable	3,035	2,648
Prepaid expenses and other assets	4,755	4,569

Total assets	$1,562,680	$1,537,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,226,527	$1,166,116
Advances from the Federal Home Loan Bank	20,000	20,000
Securities sold under agreements to repurchase	70,000	108,300
Investment purchases pending settlement	1,136	0
Accounts payable and accrued expenses	23,158	22,816
Current income taxes payable	147	3,114
Advance payments by borrowers for taxes and insurance	2,295	3,264

Total liabilities	1,343,263	1,323,610

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	0	0
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 10,901,705 and 11,022,309 shares at September 30, 2012 and December 31, 2011, respectively	109	110
Additional paid-in capital	94,920	97,640
Unearned ESOP shares	(7,952)	(8,319)
Retained earnings	135,915	128,300
Accumulated other comprehensive loss	(3,575)	(3,770)

Total stockholders’ equity	219,417	213,961

Total liabilities and stockholders’ equity	$1,562,680	$1,537,571

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest and dividend income:
Investment securities	$5,551	$6,907	$18,360	$20,167
Loans	9,187	8,798	27,326	26,444
Other investments	88	85	259	258

Total interest and dividend income	14,826	15,790	45,945	46,869

Interest expense:
Deposits	1,492	1,700	4,644	5,109
Advances from the Federal Home Loan Bank	105	105	313	295
Securities sold under agreements to repurchase	629	1,067	2,364	3,153

Total interest expense	2,226	2,872	7,321	8,557

Net interest income	12,600	12,918	38,624	38,312
Provision (reversal of allowance) for loan losses	167	(39)	172	83

Net interest income after provision for loan losses	12,433	12,957	38,452	38,229

Noninterest income:
Service fees on loan and deposit accounts	444	534	1,474	1,690
Income on bank-owned life insurance	239	245	706	725
Gain on sale of investment securities	429	74	729	140
Gain on sale of loans	669	138	1,516	374
Other	141	177	346	588

Total noninterest income	1,922	1,168	4,771	3,517

Noninterest expense:
Salaries and employee benefits	5,202	6,017	15,416	16,630
Occupancy	1,316	1,267	3,930	3,714
Equipment	800	792	2,423	2,366
Federal deposit insurance premiums	192	191	574	678
Loss on extinguishment of debt	123	0	321	0
Other general and administrative expenses	964	954	3,069	2,887

Total noninterest expense	8,597	9,221	25,733	26,275

Income before income taxes	5,758	4,904	17,490	15,471
Income taxes	2,111	1,918	6,457	6,100

Net income	$3,647	$2,986	$11,033	$9,371

Basic earnings per share	$0.36	$0.28	$1.09	$0.85
Diluted earnings per share	$0.36	$0.28	$1.08	$0.84
Cash dividends declared per common share	$0.11	$0.09	$0.32	$0.25
Basic weighted-average shares outstanding	10,052,630	10,659,532	10,126,371	10,969,320
Diluted weighted-average shares outstanding	10,199,400	10,835,649	10,205,408	11,117,444

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$3,647	$2,986	$11,033	$9,371

Change in unrealized loss on securities	8	2	18	189
Reduction of noncredit related losses on securities not expected to be sold	177	0	177	0

Other comprehensive income	185	2	195	189

Comprehensive income	$3,832	$2,988	$11,228	$9,560

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity

Balances at December 31, 2010	$122	$119,153	$(8,808)	$119,397	$(2,505)	$227,359

Net income	0	0	0	9,371	0	9,371
Other comprehensive income	0	0	0	0	189	189
Cash dividends declared	0	0	0	(2,746)	0	(2,746)
Share-based compensation	1	2,790	0	0	0	2,791
Allocation of 36,699 ESOP shares	0	362	367	0	0	729
Repurchase of 1,202,471 shares of company common stock	(12)	(23,463)	0	0	0	(23,475)

Balances at September 30, 2011	$111	$98,842	$(8,441)	$126,022	$(2,316)	$214,218

Balances at December 31, 2011	$110	$97,640	$(8,319)	$128,300	$(3,770)	$213,961

Net income	0	0	0	11,033	0	11,033
Other comprehensive income	0	0	0	0	195	195
Cash dividends declared	0	0	0	(3,418)	0	(3,418)
Share-based compensation	1	2,016	0	0	0	2,017
Allocation of 36,699 ESOP shares	0	438	367	0	0	805
Repurchase of 275,186 shares of company common stock	(2)	(5,890)	0	0	0	(5,892)
Exercise of 41,275 options on common stock	0	716	0	0	0	716

Balances at September 30, 2012	$109	$94,920	$(7,952)	$135,915	$(3,575)	$219,417

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2012	2011

Cash flows from operating activities:
Net income	$11,033	$9,371
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	172	83
Depreciation and amortization	852	835
Deferred income tax benefit	(516)	(1,126)
Amortization of fees, discounts, and premiums	53	(44)
Origination of loans held for sale	(75,184)	(34,600)
Proceeds from sales of loans held for sale	75,899	35,221
Gain on sale of loans, net	(1,516)	(374)
Net gain on sale of real estate owned	(43)	0
Purchases of investment securities held for trading	0	(36,171)
Proceeds from sale of investment securities held for trading	0	36,311
Gain on sale of investment securities held for trading	0	(140)
Gain on sale of investment securities held to maturity	(729)	0
Net gain on sale of premises and equipment	0	(5)
ESOP expense	805	729
Share-based compensation expense	2,016	2,791
Excess tax benefits from share-based compensation	(54)	0
(Increase) decrease in accrued interest receivable	104	(346)
Net increase in bank-owned life insurance	(706)	(725)
Net (increase) decrease in prepaid expenses and other assets	(186)	1,543
Net increase (decrease) in accounts payable and accrued expenses	342	(703)
Net decrease in income taxes payable	(2,967)	(161)

Net cash provided by operating activities	9,375	12,489

Cash flows from investing activities:
Purchases of investment securities held to maturity	(111,467)	(211,257)
Principal repayments on investment securities held to maturity	160,668	97,289
Principal repayments on investment securities available for sale	0	525
Proceeds from sale of investment securities held to maturity	9,983	0
Loan originations, net of principal repayments on loans receivable	(57,911)	(20,403)
Proceeds from redemption of Federal Home Loan Bank stock	110	0
Proceeds from sale of real estate owned	451	0
Proceeds from disposals of premises and equipment	0	5
Purchases of premises and equipment	(484)	(973)

Net cash (used in) provided by investing activities	1,350	(134,814)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2012	2011

Cash flows from financing activities:
Net increase in deposits	$60,411	$62,847
Proceeds from advances from the Federal Home Loan Bank	100	10,000
Repayments of advances from the Federal Home Loan Bank	(100)	0
Proceeds from securities sold under agreements to repurchase	0	47,000
Repayments of securities sold under agreements to repurchase	(38,300)	(32,000)
Purchases of Fed Funds	10	10
Sales of Fed Funds	(10)	(10)
Net decrease in advance payments by borrowers for taxes and insurance	(969)	(1,288)
Excess tax benefits from share-based compensation	54	0
Proceeds from issuance of common stock	717	0
Repurchases of company stock	(5,892)	(23,475)
Cash dividends paid	(3,418)	(2,746)

Net cash provided by financing activities	12,603	60,338

Net increase (decrease) in cash and cash equivalents	23,328	(61,987)

Cash and cash equivalents at beginning of the period	131,937	194,435

Cash and cash equivalents at end of the period	$155,265	$132,448

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$7,478	$8,531
Income taxes	9,940	7,388

Supplemental disclosure of noncash investing activities:
Loans transferred to real estate owned	$176	$162
Investments purchased, not settled	1,136	0

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

(4)	Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	September 30,	December 31,
(Dollars in thousands)	2012	2011

Cash and due from banks	$12,634	$8,692
Interest-earning deposits in other banks	142,631	123,245

Cash and cash equivalents	$155,265	$131,937

(5)	Investment Securities

The carrying and fair values of investment securities are as follows:

	Carrying	Gross unrealized		Estimated
(Dollars in thousands)	value	Gains	Losses	fair value

September 30, 2012:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$595,281	$38,189	$(283)	$633,187
Trust preferred securities	326	0	0	326

Total	$595,607	$38,189	$(283)	$633,513

December 31, 2011:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$653,839	$33,490	$(269)	$687,060
Trust preferred securities	32	227	0	259

Total	$653,871	$33,717	$(269)	$687,319

The carrying value and estimated fair value of investment securities at September 30, 2012 are shown below. Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Carrying	Estimated
(Dollars in thousands)	value	fair value

Held to maturity:
Due after 5 years through 10 years	$4,193	$4,279
Due after 10 years	591,414	629,234

Total	$595,607	$633,513

Realized gains and losses and the proceeds from sales of securities available for sale, held to maturity and trading are shown in the table below. All sales of securities were U.S. government-sponsored mortgage-backed securities.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2012	2011	2012	2011

Proceeds from sales	$5,424	$16,445	$9,983	$36,311
Gross gains	429	74	729	140
Gross losses	0	0	0	0

During the three months ended September 30, 2012, all sales were related to $5.0 million of held-to-maturity debt securities. During the nine months ended September 30, 2012, all sales were related to $9.3 million of held-to-maturity debt securities. The sale of these securities, for which the Company had already collected a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investment topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio. There were no sales of held-to-maturity securities during the three months or nine months ended September 30, 2011.

Investment securities with carrying values of $238.0 million and $281.0 million at September 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at September 30, 2012 and December 31, 2011. The Company does not intend to sell these securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair value	losses	Fair value	losses	securities	Fair value	losses
(Dollars in thousands)

September 30, 2012:
Mortgage-backed securities	$10,793	$282	$60	$1	13	$10,853	$283

December 31, 2011:
Mortgage-backed securities	$17,697	$268	$122	$1	7	$17,819	$269

Trust Preferred Securities. At September 30, 2012, the Company owns two trust preferred securities, PreTSL XXIII and XXIV. PreTSL XXIV has a carrying value and amortized cost basis of $0. PreTSL XXIII has a carrying value of $326,000 and an amortized cost basis of $1.1 million. For PreTSL XXIII, the difference between the carrying value of $326,000 and the remaining amortized cost basis of $1.1 million is included as a component of accumulated other comprehensive loss, net of taxes, and is related to noncredit factors such as the trust preferred securities market being inactive. The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. These securities are classified in the Bank’s held-to-maturity investment portfolio.

The trust preferred securities market is considered to be inactive as there were only six transactions in the last 21 months in similar tranches to the securities owned by the Company. The Company used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in trust preferred securities did not incur additional impairment during the quarter ending September 30, 2012 as the present value of cash flows exceeded the amortized cost basis of $1.1 million.

At September 30, 2012, PreTSL XXIII and XXIV are rated C by Fitch.

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

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)	2012	2011

Balance at January 1	$5,885	$5,885
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	0	0

Balance at September 30	$5,885	$5,885

The table below shows the components of comprehensive loss, net of taxes, resulting from other-than-temporarily impaired securities:

	September 30,
(Dollars in thousands)	2012	2011

Noncredit losses on other-than-temporarily impaired securities	$502	$679

(6)	Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	September 30,	December 31,
(Dollars in thousands)	2012	2011

Real estate loans:
First mortgages:
One- to four-family residential	$715,026	$654,412
Multi-family residential	6,800	6,956
Construction, commercial, and other	11,882	11,140
Home equity loans and lines of credit	15,120	17,253

Total real estate loans	748,828	689,761

Other loans:
Loans on deposit accounts	482	756
Consumer and other loans	4,288	4,732

Total other loans	4,770	5,488

Less:
Net unearned fees and discounts	(5,229)	(5,613)
Allowance for loan losses	(1,495)	(1,541)

	(6,724)	(7,154)

Loans receivable, net	$746,874	$688,095

The activity in the allowance for loan losses on loans receivable is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011

Balance, beginning of period	$1,457	$1,592	$1,541	$1,488
Provision (reversal of allowance) for loan losses	167	(39)	172	83

	1,624	1,553	1,713	1,571

Charge-offs	(137)	(7)	(273)	(62)
Recoveries	8	6	55	43

Net charge-offs	(129)	(1)	(218)	(19)

Balance, end of period	$1,495	$1,552	$1,495	$1,552

The table below presents the activity in the allowance for loan losses by portfolio segment:

(Dollars in thousands)	Residential Mortgage	Construction, Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals
Three months ended September 30, 2012:
Balance, beginning of period	$552	$641	$35	$107	$122	$1,457
Provision for loan losses	157	0	2	8	0	167

	709	641	37	115	122	1,624

Charge-offs	(125)	0	(2)	(10)	0	(137)
Recoveries	6	0	0	2	0	8

Net charge-offs	(119)	0	(2)	(8)	0	(129)

Balance, end of period	$590	$641	$35	$107	$122	$1,495

Nine months ended September 30, 2012:
Balance, beginning of period	$631	$285	$258	$291	$76	$1,541
Provision (reversal of allowance) for loan losses	151	364	(222)	(167)	46	172

	782	649	36	124	122	1,713

Charge-offs	(233)	(8)	(3)	(29)	0	(273)
Recoveries	41	0	2	12	0	55

Net charge-offs	(192)	(8)	(1)	(17)	0	(218)

Balance, end of period	$590	$641	$35	$107	$122	$1,495

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

Management considers the allowance for loan losses at September 30, 2012 to be at an appropriate level to provide for probable losses that can be estimated based on general and specific conditions. While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings. In addition, as an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review the allowance for loan losses. The Office of the Comptroller of the Currency may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

(Dollars in thousands)	Residential Mortgage	Construction, Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals
September 30, 2012:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	590	641	35	107	122	1,495

Total ending allowance balance	$590	$641	$35	$107	$122	$1,495

Loans:
Ending loan balance:
Individually evaluated for impairment	$7,018	$0	$158	$0	$0	$7,176
Collectively evaluated for impairment	709,609	11,843	14,971	4,770	0	741,193

Total ending loan balance	$716,627	$11,843	$15,129	$4,770	$0	$748,369

December 31, 2011:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	631	285	258	291	76	1,541

Total ending allowance balance	$631	$285	$258	$291	$76	$1,541

Loans:
Ending loan balance:
Individually evaluated for impairment	$4,926	$184	$159	$3	$0	$5,272
Collectively evaluated for impairment	650,901	10,872	17,105	5,486	0	684,364

Total ending loan balance	$655,827	$11,056	$17,264	$5,489	$0	$689,636

The table below presents the balance of impaired loans and the related amount of allocated loan loss allowances:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Loans with no allocated allowance for loan losses	$7,176	$5,272
Loans with allocated allowance for loan losses	0	0

Total impaired loans	$7,176	$5,272

Amount of allocated loan loss allowance	$0	$0

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance
September 30, 2012:
With no related allowance recorded:
One- to four-family residential mortgages	$7,018	$7,337
Home equity loans and lines of credit	158	165

Total	$7,176	$7,502

December 31, 2011:
With no related allowance recorded:
One- to four-family residential mortgages	$4,926	$5,206
Construction, commercial and other mortgages	184	241
Home equity loans and lines of credit	159	165
Consumer and other	3	3

Total	$5,272	$5,615

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
2012:
With no related allowance recorded:
One- to four-family residential mortgages	$7,084	$69	$7,114	$153
Home equity loans and lines of credit	159	2	158	5

Total	$7,243	$71	$7,272	$158

2011:
With no related allowance recorded:
One- to four-family residential mortgages	$4,292	$40	$4,982	$108
Consumer and other	29	0	54	0

Total	$4,321	$40	$5,036	$108

There were no loans individually evaluated for impairment with a related allowance for loan loss as of September 30, 2012 or December 31, 2011.

Impaired loans at September 30, 2012 and December 31, 2011 amounted to $7.2 million and $5.3 million, respectively, and included all nonaccrual and restructured loans. During the nine months ended September 30, 2012, the average recorded investment in impaired loans was $7.3 million and interest income recognized on impaired loans was $158,000. During the nine months ended September 30, 2011, the average recorded investment in impaired loans was $5.0 million and interest income recognized on impaired loans was $108,000.

The table below presents the aging of loans and accrual status by class of loans:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total Loans	Nonaccrual Loans	Loans More Than 90 Days Past Due and Still Accruing
September 30, 2012:
One- to four-family residential mortgages	$1,401	$0	$1,855	$3,256	$706,611	$709,867	$4,483	$0
Multi-family residential mortgages	0	0	0	0	6,760	6,760	0	0
Construction, commercial and other mortgages	0	0	0	0	11,843	11,843	0	0
Home equity loans and lines of credit	0	0	0	0	15,129	15,129	158	0
Loans on deposit accounts	0	0	0	0	482	482	0	0
Consumer and other	8	1	0	9	4,279	4,288	0	0

Total	$1,409	$1	$1,855	$3,265	$745,104	$748,369	$4,641	$0

December 31, 2011:
One- to four-family residential mortgages	$499	$0	$2,148	$2,647	$646,268	$648,915	$2,582	$0
Multi-family residential mortgages	0	0	0	0	6,912	6,912	0	0
Construction, commercial and other mortgages	0	0	184	184	10,872	11,056	184	0
Home equity loans and lines of credit	168	0	0	168	17,096	17,264	159	0
Loans on deposit accounts	0	0	0	0	756	756	0	0
Consumer and other	11	2	3	16	4,717	4,733	3	0

Total	$678	$2	$2,335	$3,015	$686,621	$689,636	$2,928	$0

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

The Company had 19 nonaccrual loans with a book value of $4.6 million at September 30, 2012 and 12 nonaccrual loans with a book value of $2.9 million as of December 31, 2011. The Company collected or recognized interest income on nonaccrual loans of $75,000 and $8,000 during the nine months ended September 30, 2012 and 2011, respectively. The Company would have recognized additional interest income of $119,000 and $84,000 during the nine months ended September 30, 2012 and 2011, respectively, had the loans been accruing interest. The Company did not have any loans more than 90 days past due and still accruing interest as of September 30, 2012 and December 31, 2011.

The table below presents information about the Company’s new troubled debt restructurings by class of loans:

	2012			2011
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Three months ended September 30:
One- to four-family residential	12	$3,694	$3,694	0	$0	$0

Total	12	$3,694	$3,694	0	$0	$0

Nine months ended September 30:
One- to four-family residential	12	$3,694	$3,694	0	$0	$0

Total	12	$3,694	$3,694	0	$0	$0

There were no new troubled debt restructurings within the past 12 months that subsequently defaulted.

The Company had 22 troubled debt restructurings totaling $6.1 million as of September 30, 2012 that were considered to be impaired. This total included 21 one- to four-family residential mortgage loans totaling $6.0 million and one home equity loan for $158,000. Eight of the loans, totaling $2.5 million, are performing in accordance with their restructured terms and accruing interest at September 30, 2012. Twelve of the loans, totaling $2.8 million, are performing in accordance with their restructured terms but not accruing interest at September 30, 2012. Two of the loans, for $788,000, are 150 days or more delinquent and not accruing interest at September 30, 2012. There were 11 troubled debt restructurings totaling $2.9 million as of December 31, 2011 that were considered to be impaired. This total included ten one- to four-family residential mortgage loans totaling $2.8 million and one home equity loan for $159,000. Eight of the loans, totaling $2.3 million, are performing in accordance with their restructured terms and accruing interest at December 31, 2011. Two of the loans, totaling $344,000, are performing in accordance with their restructured terms but not accruing interest at December 31, 2011. One of the loans, for $248,000, is 59 days delinquent and not accruing interest at December 31, 2011. The increase in troubled debt restructurings primarily occurred when, in consultation with the Office of the Comptroller of the Currency, Territorial Savings Bank’s primary regulator, we classified 12 loans that had been modified to provide interest-only payments, totaling $3.7 million, as troubled debt restructurings. The increase in troubled debt restructuring has not had an effect on the adequacy of the Bank’s loan loss allowance. Management considers the allowance for loan losses at September 30, 2012 to be at an appropriate level to provide for probable losses that can be estimated. Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers. We have no commitments to lend any additional funds to these borrowers.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the three months ended September 30, 2012 and 2011, the Company sold $28.9 million and $9.2 million, respectively, of mortgage loans held for sale and recognized gains of $669,000 and $138,000, respectively. During the nine months ended September 30, 2012 and 2011, the Company sold $75.1 million and $35.3 million, respectively, of mortgage loans held for sale and recognized gains of $1.5 million and $374,000, respectively. The Company had 14 loans held for sale totaling $4.0 million at September 30, 2012 and 12 loans held for sale totaling $3.2 million at December 31, 2011.

The Company serviced loans for others of $92.4 million at September 30, 2012 and $115.3 million at December 31, 2011. Of these amounts, $5.1 million and $6.2 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at September 30, 2012 and December 31, 2011, respectively. The amount of contractually specified servicing fees earned for the nine-month periods ended September 30, 2012 and 2011 was $212,000 and $266,000, respectively. The amount of contractually specified servicing fees earned for the three-month periods ended September 30, 2012 and 2011 was $68,000 and $87,000, respectively. The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

(7)	Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts. Securities sold under agreements to repurchase are summarized as follows:

	September 30, 2012		December 31, 2011
		Weighted		Weighted
	Repurchase	average	Repurchase	average
(Dollars in thousands)	liability	rate	liability	rate

Maturing:
1 year or less	$23,000	4.40%	$28,300	4.75%
Over 1 year to 2 years	0	0.00	33,000	3.91
Over 2 years to 3 years	47,000	2.11	0	0.00
Over 3 years to 4 years	0	0.00	47,000	2.11

	$70,000	2.86%	$108,300	3.35%

During the three months ended September 30, 2012, the Company prepaid $10.0 million of securities sold under agreements to repurchase and incurred $123,000 of prepayment penalties. During the nine months ended September 30, 2012, the Company prepaid $25.0 million of securities sold under agreements to repurchase and incurred $321,000 of prepayment penalties.

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at September 30, 2012. The amount at risk is the greater of the carrying value or fair value over the repurchase liability. All the agreements to repurchase are with JP Morgan Securities and the securities pledged are issued and guaranteed by U.S. government-sponsored enterprises.

Weighted
	Carrying	Fair			average
	value of	value of	Repurchase	Amount	months to
(Dollars in thousands)	securities	securities	liability	at risk	maturity

Maturing:
Over 90 days	$80,059	$85,924	$70,000	$15,924	23

(8)	Employee Benefit Plans

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

The components of net periodic benefit cost were as follows:

	SERP		SERP
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Net periodic benefit cost for the period
Service cost	$49	$111	$147	$332
Interest cost	25	53	74	161
Expected return on plan assets	0	0	0	0
Amortization of prior service cost	0	0	0	0
Recognized actuarial loss	0	0	0	0
Recognized curtailment loss	0	0	0	0

Net periodic benefit cost	$74	$164	$221	$493

(9)	Employee Stock Ownership Plan

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity. The shares committed to be released are considered outstanding for earnings per share computations. Compensation expense recognized for the three months ended September 30, 2012 and 2011 amounted to $271,000 and $236,000, respectively. Compensation expense recognized for the nine months ended September 30, 2012 and 2011 amounted to $759,000 and $704,000, respectively.

Shares held by the ESOP trust were as follows:

	September 30,	December 31,
	2012	2011
Allocated shares	179,439	145,775
Unearned shares	795,154	831,853

Total ESOP shares	974,593	977,628

Fair value of unearned shares, in thousands	$18,249	$16,429

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits. For the three months ended September 30, 2012 and 2011, we accrued $80,000 and $1,000, respectively, for the ESOP restoration plan. For the nine months ended September 30, 2012 and 2011, we accrued $185,000 and $159,000, respectively, for the ESOP restoration plan.

(10)	Share-Based Compensation

On August 19, 2010, Territorial Bancorp Inc. adopted the 2010 Equity Incentive Plan, which provides for awards of stock options and restricted stock to key officers and outside directors. In accordance with the Compensation – Stock Compensation topic of the FASB ASC, the cost of the 2010 Equity Incentive Plan is based on the fair value of the awards on the grant date. The fair value of restricted stock is based on the closing price of the Company’s stock on the grant date. The fair value of stock options is estimated using a Black-Scholes option pricing model using assumptions for dividend yield, stock price volatility, risk-free interest rate and option term. These assumptions are based on our judgments regarding future events, are subjective in nature, and cannot be determined with precision. The cost of the awards will be recognized over a five to six-year vesting period.

Shares of our common stock issued under the Plan shall be authorized but unissued shares. The maximum number of shares that will be awarded under the plan will be 1,712,637 shares. Share-based compensation expense for the three months and nine months ended September 30, 2012 was $693,000 and $2.0 million, respectively.

Stock Options

The table below presents the stock option activity for the nine months ended September 30, 2012:

	Options	Weighted average exercise price	Remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding at December 31, 2011	871,144	$17.36	8.67	$2,082
Granted	3,085	23.62	8.00	0
Exercised	41,275	17.36	0.00	0
Forfeited	0	0.00	0.00	0
Expired	0	0.00	0.00	0

Options outstanding at September 30, 2012	832,954	$17.38	7.92	$4,640

As of September 30, 2012, the Company had $2.8 million of unrecognized compensation costs related to stock options. The cost of stock options will be amortized over a five to six-year vesting period. There were 138,929 options vested in the nine months ending September 30, 2012.

The fair value of the Company’s stock options was determined using the Black-Scholes option pricing formula. The following assumptions were used in the formula in 2010 and 2012:

	2010	2012

Expected volatility	31.98%	36.83%
Risk-free interest rate	2.58%	0.81%
Expected dividends	1.61%	1.86%
Expected life (in years)	6.75	5.50
Grant price for the stock options	$17.36	$23.62

There were no options granted in 2011. There were 3,085 options granted in the nine months ended September 30, 2012.

Expected volatility - Based on the historical volatility of the Company’s stock and a peer group of comparable thrifts.

Risk-free interest rate - Based on the U.S. Treasury yield curve and expected life of the options at the time of grant.

Expected dividends - Based on the quarterly dividend and the price of the Company’s stock at the time of grant.

Expected life - Based on a weighted-average of the five to six-year vesting period and the 10-year contractual term of the stock option plan.

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

The table below presents the restricted stock award activity for the nine months ended September 30, 2012:

	Restricted stock awards	Weighted average grant date fair value
Nonvested at December 31, 2011	563,994	$17.36
Granted	2,735	23.62
Vested	113,332	17.39
Forfeited	0	0.00

Nonvested at September 30, 2012	453,397	$17.39

There were 2,735 restricted stock awards granted in the nine months ended September 30, 2012 at a price of $23.62 per share.

As of September 30, 2012, the Company had $7.7 million of unrecognized compensation cost related to restricted stock awards. The cost of the restricted stock awards will be amortized over a five to six-year vesting period.

(11)	Earnings Per Share

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share data)	2012	2011	2012	2011

Net income	$3,647	$2,986	$11,033	$9,371

Weighted-average number of shares used in:
Basic earnings per share	10,052,630	10,659,532	10,126,371	10,969,320
Dilutive common stock equivalents:
Stock options and restricted stock units	146,770	176,117	79,037	148,124

Diluted earnings per share	10,199,400	10,835,649	10,205,408	11,117,444

Net income per common share, basic	$0.36	$0.28	$1.09	$0.85

Net income per common share, diluted	$0.36	$0.28	$1.08	$0.84

(12)	Other Comprehensive Loss

The table below presents the changes in the components of other comprehensive loss:

	Three Months Ended September 30,
	2012			2011
(Dollars in thousands)	Beginning Balance	Comprehensive Income	Ending Balance	Beginning Balance	Comprehensive Income	Ending Balance

Unfunded pension liability	$2,966	$0	$2,966	$1,504	$0	$1,504
Noncredit related losses on securities not expected to be sold	679	(177)	502	679	0	679
Unrealized loss on securities	115	(8)	107	135	(2)	133

	$3,760	$(185)	$3,575	$2,318	$(2)	$2,316

	Nine Months Ended September 30,
	2012			2011
(Dollars in thousands)	Beginning Balance	Comprehensive Income	Ending Balance	Beginning Balance	Comprehensive Income	Ending Balance

Unfunded pension liability	$2,966	$0	$2,966	$1,504	$0	$1,504
Noncredit related losses on securities not expected to be sold	679	(177)	502	679	0	679
Unrealized loss on securities	125	(18)	107	322	(189)	133

	$3,770	$(195)	$3,575	$2,505	$(189)	$2,316

The table below presents the tax effect on each component of other comprehensive loss:

	Nine Months Ended September 30,
	2012			2011
(Dollars in thousands)	Pretax Amount	Tax	After Tax Amount	Pretax Amount	Tax	After Tax Amount

Unfunded pension liability	$4,954	$(1,988)	$2,966	$2,488	$(984)	$1,504
Noncredit related losses on securities not expected to be sold	812	(310)	502	1,106	(427)	679
Unrealized loss on securities	178	(71)	107	222	(89)	133

	$5,944	$(2,369)	$3,575	$3,816	$(1,500)	$2,316

(13)	Fair Value of Financial Instruments

In accordance with the Fair Value Measurements and Disclosures topic of the FASB ASC, the Company groups its financial assets and liabilities at fair value into three levels based on the markets in which the financial assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

•

Level 1 - Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities traded in active markets. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

•

Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•

Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect management’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of discounted cash flow models and similar techniques that require the use of significant judgment or estimation.

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

The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. The trust preferred securities market is considered to be inactive since there have been only six sales transactions of similar rated securities over the past 21 months and no new issues of pooled trust preferred securities have occurred since 2007. The fair value of our trust preferred securities was determined by an independent third-party pricing service that used a discounted cash flow model and included a review of all issuers within the pool. Our pricing service used a discount rate of three-month LIBOR plus 20.00% and provided a fair value estimate of $9.20 per $100 of par value for PreTSL XXIII. The fair value of the trust preferred securities are classified as Level 3 inputs because they are based on discounted cash flow models.

FHLB Stock. FHLB stock, which is redeemable for cash at par value, is reported at its par value.

Loans. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of loans is not based on the concept of exit price.

Loans Held for Sale. The fair value of loans held for sale is determined based on prices quoted in the secondary market for similar loans.

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

The estimated fair values of the Company’s financial instruments are as follows:

			Fair Value Measurements Using
(Dollars in thousands)	Carrying amount	Fair value	Level 1	Level 2	Level 3
September 30, 2012
Assets
Cash and cash equivalents	$155,265	$155,265	$155,265	$0	$0
Investment securities held to maturity	595,607	633,513	0	633,187	326
FHLB stock	12,238	12,238	12,238	0	0
Loans held for sale	4,032	4,282	0	4,282	0
Loans receivable, net	746,874	789,415	0	0	789,415
Accrued interest receivable	4,676	4,676	4,676	0	0
Interest rate contracts	662	662	0	662	0

Liabilities
Deposits	1,226,527	1,228,263	1,017,448	0	210,815
Advances from the Federal Home Loan Bank	20,000	20,483	0	0	20,483
Securities sold under agreements to repurchase	70,000	72,768	0	0	72,768
Accounts payable and accrued expenses	23,158	23,158	23,158	0	0
Interest rate contracts	597	597	0	597	0
Current income taxes payable	147	147	147	0	0
Advance payments by borrowers for taxes and insurance	2,295	2,295	2,295	0	0

December 31, 2011
Assets
Cash and cash equivalents	$131,937	$131,937	$131,937	$0	$0
Investment securities held to maturity	653,871	687,319	0	687,060	259
FHLB stock	12,348	12,348	12,348	0	0
Loans held for sale	3,231	3,352	0	3,352	0
Loans receivable, net	688,095	790,220	0	0	790,220
Accrued interest receivable	4,780	4,780	4,780	0	0
Interest rate contracts	156	156	0	156	0

Liabilities
Deposits	1,166,116	1,167,855	942,365	0	225,490
Advances from the Federal Home Loan Bank	20,000	20,525	0	0	20,525
Securities sold under agreements to repurchase	108,300	112,306	0	0	112,306
Accounts payable and accrued expenses	22,816	22,816	22,816	0	0
Interest rate contracts	139	139	0	139	0
Current income taxes payable	3,114	3,114	3,114	0	0
Advance payments by borrowers for taxes and insurance	3,264	3,264	3,264	0	0

At September 30, 2012 and December 31, 2011, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

September 30, 2012
Interest rate contracts - assets	$0	$662	$0	$662
Interest rate contracts - liabilities	0	(597)	0	(597)

December 31, 2011
Interest rate contracts - assets	$0	$156	$0	$156
Interest rate contracts - liabilities	0	(139)	0	(139)

The fair value of interest rate contracts was determined by referring to prices quoted in the secondary market for similar contracts. Gains and losses are included in gain on sale of loans in the consolidated statements of income.

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of September 30, 2012 and December 31, 2011 and the related losses for the nine months ended September 30, 2012 and the year ended December 31, 2011:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total Gains (Losses)

September 30, 2012
Impaired loans	$0	$211	$5,335	$5,546	$(163)
Mortgage servicing assets	0	0	679	679	(209)
Trust preferred securities	0	0	326	326	294

December 31, 2011
Impaired loans	$0	$885	$2,766	$3,651	$(219)
Mortgage servicing assets	0	0	970	970	(34)

The fair value of impaired loans that are considered to be collateral-dependent is determined using the value of collateral less estimated selling costs. The fair value of impaired loans that are not considered to be collateral-dependent is determined using a discounted cash flow analysis. Assumptions used in the analysis include the discount rate and projected cash flows. Gains and losses on impaired loans are included in the provision for loan losses in the consolidated statements of income. Mortgage servicing assets are valued using a cash flow model prepared by an independent third-party appraiser. Assumptions used in the model include mortgage prepayment speeds, discount rates, cost of servicing and ancillary income. Losses on mortgage servicing assets are included in service fees on loan and deposit accounts in the consolidated statements of income. The fair value of trust preferred securities was determined by an independent third-party pricing service using a discounted cash flow model. The assumptions used in the discounted cash flow model are discussed above. Gains and losses on trust preferred securities that are credit related are included in net other-than-temporary impairment losses in the consolidated statements of income. Gains and losses on trust preferred securities that are not credit related are included in other comprehensive income in the consolidated statements of comprehensive income.

The table below presents the significant unobservable inputs for Level 3 nonrecurring fair value measurements:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Value

September 30, 2012:
Impaired loans - non-collateral dependent	$5,335	Discounted cash flow	Discount rate (1)	3.73% - 6.94%

Mortgage servicing assets	679	Discounted cash flow	Discount rate	10.00%
			Prepayment speed (PSA)	191.5 - 332.1
			Cost to service (Basis points)	40

Trust preferred securities	326	Discounted cash flow	Discount rate	Three-month LIBOR plus 20%

December 31, 2011:
Impaired loans - non-collateral dependent	$2,766	Discounted cash flow	Discount rate (1)	3.73% - 6.94%

Mortgage servicing assets	970	Discounted cash flow	Discount rate	10.00%
			Prepayment speed (PSA)	180.1 - 437.9
			Cost to service (Basis points)	40

(1)	Represents the yield on contractual cash flows prior to modification in troubled debt restructurings.

(14)	Subsequent Events

On November 1, 2012, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.12 per share of common stock. The dividend is expected to be paid on November 29, 2012 to stockholders of record as of November 15, 2012.

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

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Assets. At September 30, 2012, our assets were $1.563 billion, an increase of $25.1 million, or 1.6%, from $1.538 billion at December 31, 2011. The growth in assets was primarily the result of an increase in loans receivable and cash and cash equivalents, which was partially offset by a decrease in investment securities.

Cash and Cash Equivalents. Cash and cash equivalents were $155.3 million at September 30, 2012, an increase of $23.3 million since December 31, 2011. The growth in cash and cash equivalents resulted primarily from a $60.4 million increase in deposits, which was partially offset by cash used to pay off $38.3 million of securities sold under agreements to repurchase.

Loans. Total loans, including $4.0 million of loans held for sale, were $750.9 million at September 30, 2012, or 48.1% of total assets. During the nine months ended September 30, 2012, the loan portfolio increased by $59.6 million, or 8.6%. The increase in the loan portfolio occurred as the production of new one- to four-family residential loans exceeded principal repayments and loan sales. The continued high level of loan originations is due primarily to the current interest rate environment.

Securities. At September 30, 2012, our securities portfolio totaled $595.6 million, or 38.1% of total assets. At September 30, 2012, all of such securities were classified as held-to-maturity and none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans. During the nine months ended September 30, 2012, our securities portfolio decreased by $58.3 million, or 8.9%, as repayments and sales exceeded purchases.

At September 30, 2012, we owned trust preferred securities with a carrying value of $326,000. This portfolio consists of two securities, which represent investments in a pool of debt obligations issued by Federal Deposit Insurance Corporation-insured financial institutions, insurance companies and real estate investment trusts.

The trust preferred securities market is considered to be inactive as only six transactions have occurred over the past 21 months in similar tranches to the securities owned by the Company. The Company used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows. The Company used a discount rate equal to three-month LIBOR plus 20.00% and determined fair value to be $9.20 per $100 of par value.

Based on the Company’s review, the Company’s investment in trust preferred securities did not incur additional impairment during the quarter ending September 30, 2012, as the present value of cash flows exceeded the amortized cost basis of $1.1 million.

At September 30, 2012, these trust preferred securities are rated C by Fitch.

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

Deposits. Deposits were $1.227 billion at September 30, 2012, an increase of $60.4 million, or 5.2%, since December 31, 2011. The increase in deposits was caused by our continuing to promote higher-than-market rates for our savings accounts.

Borrowings. Our borrowings consist primarily of advances from the Federal Home Loan Bank of Seattle and funds borrowed under securities sold under agreements to repurchase. During the nine months ended September 30, 2012, our borrowings decreased by $38.3 million, or 29.9%, to $90.0 million, due to the pay off of securities sold under agreements to repurchase. We have not required any other borrowings to fund our operations. Instead, we have primarily funded our operations with the net proceeds from our stock offering, additional deposits, proceeds from loan sales and principal repayments on loans and mortgage-backed securities.

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
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$703,000	$8,629	4.91%	$618,576	$8,127	5.26%
Multi-family residential	6,826	104	6.09	6,082	97	6.38
Construction, commercial and other	11,652	158	5.42	14,512	217	5.98
Home equity loans and lines of credit	15,207	222	5.84	18,052	272	6.03
Other loans	4,791	74	6.18	5,244	85	6.48

Total loans	741,476	9,187	4.96	662,466	8,798	5.31
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	612,325	5,551	3.63	648,645	6,907	4.26
Trust preferred securities	35	0	0.00	32	0	0.00

Total securities	612,360	5,551	3.63	648,677	6,907	4.26
Other	160,494	88	0.22	154,679	85	0.22

Total interest-earning assets	1,514,330	14,826	3.92	1,465,822	15,790	4.31
Non-interest-earning assets	48,105			51,035

Total assets	$1,562,435			$1,516,857

Interest-bearing liabilities:
Savings accounts	$861,845	$1,108	0.51%	$776,218	$1,178	0.61%
Certificates of deposit	212,099	375	0.71	222,619	510	0.92
Money market accounts	532	0	0.00	510	1	0.78
Checking and Super NOW accounts	115,715	9	0.03	106,229	11	0.04

Total interest-bearing deposits	1,190,191	1,492	0.50	1,105,576	1,700	0.62
Federal Home Loan Bank advances	19,998	105	2.10	20,001	105	2.10
Securities sold under agreements to repurchase	82,099	629	3.06	119,927	1,067	3.56

Total interest-bearing liabilities	1,292,288	2,226	0.69	1,245,504	2,872	0.92
Non-interest-bearing liabilities	51,540			48,860

Total liabilities	1,343,828			1,294,364
Stockholders’ equity	218,607			222,494

Total liabilities and stockholders’ equity	$1,562,435			$1,516,858

Net interest income		$12,600			$12,918

Net interest rate spread (3)			3.23%			3.39%
Net interest-earning assets (4)	$222,042			$220,318

Net interest margin (5)			3.33%			3.53%
Interest-earning assets to interest-bearing liabilities	117.18%			117.69%

(1)	Annualized
(2)	Average balance includes loans or investments available for sale.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2012			2011
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$682,826	$25,575	4.99%	$614,515	$24,400	5.29%
Multi-family residential	6,755	311	6.14	6,090	293	6.41
Construction, commercial and other	11,870	500	5.62	14,246	644	6.03
Home equity loans and lines of credit	16,062	707	5.87	18,636	850	6.08
Other loans	5,056	233	6.14	5,374	257	6.38

Total loans	722,569	27,326	5.04	658,861	26,444	5.35
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	632,208	18,360	3.87	627,718	20,167	4.28
Trust preferred securities	33	0	0.00	32	0	0.00

Total securities	632,241	18,360	3.87	627,750	20,167	4.28
Other	158,197	259	0.22	157,126	258	0.22

Total interest-earning assets	1,513,007	45,945	4.05	1,443,737	46,869	4.33
Non-interest-earning assets	51,758			50,322

Total assets	$1,564,765			$1,494,059

Interest-bearing liabilities:
Savings accounts	$842,717	$3,354	0.53%	$763,819	$3,540	0.62%
Certificates of deposit	217,268	1,262	0.77	214,755	1,528	0.95
Money market accounts	520	1	0.26	587	2	0.45
Checking and Super NOW accounts	113,634	27	0.03	106,711	39	0.05

Total interest-bearing deposits	1,174,139	4,644	0.53	1,085,872	5,109	0.63
Federal Home Loan Bank advances	20,000	313	2.09	18,901	295	2.08
Securities sold under agreements to repurchase	96,550	2,364	3.26	115,075	3,153	3.65

Total interest-bearing liabilities	1,290,689	7,321	0.76	1,219,848	8,557	0.94
Non-interest-bearing liabilities	56,029			47,837

Total liabilities	1,346,718			1,267,685
Stockholders’ equity	218,047			226,374

Total liabilities and stockholders’ equity	$1,564,765			$1,494,059

Net interest income		$38,624			$38,312

Net interest rate spread (3)			3.29%			3.39%
Net interest-earning assets (4)	$222,318			$223,889

Net interest margin (5)			3.40%			3.54%
Interest-earning assets to interest-bearing liabilities	117.22%			118.35%

(1)	Annualized
(2)	Average balance includes loans or investments available for sale.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

General. Net income increased by $661,000, or 22.1%, to $3.6 million for the three months ended September 30, 2012 from $3.0 million for the three months ended September 30, 2011. The increase in net income was caused by a $646,000 decrease in interest expense, a $754,000 increase in noninterest income and a $624,000 decrease in noninterest expense. This was partially offset by a $964,000 decrease in interest and dividend income, a $206,000 increase in provision for loan losses and a $193,000 increase in income taxes.

Net Interest Income. Net interest income decreased by $318,000, or 2.5%, to $12.6 million for the three months ended September 30, 2012 compared to $12.9 million for the three months ended September 30, 2011. Interest and dividend income decreased by $964,000, or 6.1%, due primarily to a 39 basis point decrease in the average yield on interest-earning assets that was partially offset by a $48.5 million increase in the average balance. Interest expense decreased by $646,000, or 22.5%, due to a 23 basis point decrease in the average cost of interest-bearing liabilities that was partially offset by a $46.8 million increase in the average balance of interest-bearing liabilities. The interest rate spread and net interest margin were 3.23% and 3.33%, respectively, for the three months ended September 30, 2012, compared to 3.39% and 3.53%, respectively, for the three months ended September 30, 2011.

Interest and Dividend Income. Interest and dividend income decreased by $964,000, or 6.1%, to $14.8 million for the three months ended September 30, 2012 from $15.8 million for the three months ended September 30, 2011. Interest income on investment securities decreased by $1.4 million, or 19.6%, to $5.6 million for the three months ended September 30, 2012 from $6.9 million for the three months ended September 30, 2011. The decrease in interest income on securities occurred primarily because of a $36.3 million decrease in the average securities balance and a 63 basis point decrease in the average securities yield. The decline in the average yield on investments occurred as repayments on higher yielding mortgage-backed securities were reinvested at lower yields. Interest income on loans increased by $389,000, or 4.4%, to $9.2 million for the three months ended September 30, 2012 from $8.8 million for the three months ended September 30, 2011. The increase in interest income on loans occurred because the average balance of loans grew by $79.0 million, or 11.9%, as new loan originations exceeded loan repayments and loan sales. This increase in interest income was partially offset by a 35 basis point decline in the average loan yield to 4.96% for the three months ended September 30, 2012 compared to 5.31% for the three months ended September 30, 2011. The decline in the average yield on loans occurred because of an increase in repayments on higher-yielding loans and additions of new loans with lower yields to the loan portfolio.

Interest Expense. Interest expense decreased by $646,000, or 22.5%, to $2.2 million for the three months ended September 30, 2012 compared to $2.9 million for the three months ended September 30, 2011. Interest expense on securities sold under agreements to repurchase decreased by $438,000, or 41.0%, during the three months ended September 30, 2012. This decrease was caused by a $37.8 million, or 31.5%, decrease in the average outstanding balance and a 50 basis point decrease in the average interest rate to 3.06% for the three months ended September 30, 2012 compared to 3.56% for the three months ended September 30, 2011. The decrease in the average outstanding balance was primarily due to the maturity of $10.3 million and the prepayment of $10.0 million of borrowings during the three months ended September 30, 2012. Interest expense on deposits decreased by $208,000, or 12.2%, to $1.5 million for the three months ended September 30, 2012 from $1.7 million for the three months ended September 30, 2011. During the three months ended September 30, 2012, interest expense on certificates of deposit and savings accounts declined by $135,000 and $70,000, respectively, due to a decrease in the average interest rates of 21 and 10 basis points, respectively. We lowered the rates we pay on certificates of deposit and savings accounts due to declining market interest rates and increased liquidity from principal repayments on loans and mortgage-backed securities. However, the interest rates on our savings accounts are still higher than market interest rates. The decrease in the average interest rate on deposits was partially offset by an $84.6 million, or 7.7%, increase in the average balance of deposit accounts.

Provision for Loan Losses. We recorded a provision for loan losses of $167,000 for the three months ended September 30, 2012 and a $39,000 reversal of loan loss provisions for the three months ended September 30, 2011. The provision for loan losses for the three months ended September 30, 2012 included $119,000 of losses on troubled debt restructurings and a $38,000 increase to the general loss allowance and resulted in a ratio of allowance for loan losses to total loans of 0.20% at September 30, 2012. The reversal of loan loss provisions for the three months ended September 30, 2011 was primarily due to a $1.2 million decrease in the construction, commercial and other loan portfolio and resulted in a ratio of the allowance for loan losses to total loans of 0.23% at September 30, 2011. Nonaccrual loans totaled $4.6 million at September 30, 2012, or 0.62% of total loans at that date, compared to $2.4 million of nonaccrual loans at September 30, 2011, or 0.36% of total loans at that date. Nonaccrual loans as of September 30, 2012 and 2011 consisted primarily of one- to four-family residential real estate loans. The increase in nonaccrual loans primarily occurred when, in consultation with the Office of the Comptroller of the Currency, Territorial Savings Bank’s primary regulator, we classified 11 loans that had been modified to provide interest-only payments, totaling $2.7 million, as nonaccrual. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2012 and 2011. For additional information see footnote (6) “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income. The following table summarizes changes in noninterest income between the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Change
	2012	2011	$ Change	% Change
	(In thousands)

Service fees on loan and deposit accounts	$444	$534	$(90)	(16.9)%
Income on bank-owned life insurance	239	245	(6)	(2.4)%
Gain on sale of investment securities	429	74	355	479.7%
Gain on sale of loans	669	138	531	384.8%
Other	141	177	(36)	(20.3)%

Total	$1,922	$1,168	$754	64.6%

Noninterest income rose by $754,000 for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. During the three months ended September 30, 2012 and 2011, we sold $28.9 million and $9.2 million, respectively, of mortgage loans held for sale and recognized gains of $669,000 and $138,000, respectively. During the three months ended September 30, 2012, we also sold $5.0 million of held-to-maturity investment securities and recognized a gain of $429,000. The sale of these securities, for which the Company had already received a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investment topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio. During the three months ended September 30, 2011, we sold $16.4 million of investment securities and recognized a gain of $74,000.

Noninterest Expense. The following table summarizes changes in noninterest expense between the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Change
	2012	2011	$ Change	% Change
	(In thousands)

Salaries and employee benefits	$5,202	$6,017	$(815)	(13.5)%
Occupancy	1,316	1,267	49	3.9%
Equipment	800	792	8	1.0%
Federal deposit insurance premiums	192	191	1	0.5%
Loss on extinguishment of debt	123	0	123	n/a
Other general and administrative expenses	964	954	10	1.0%

Total	$8,597	$9,221	$(624)	(6.8)%

Noninterest expense declined by $624,000 for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Salaries and employee benefits decreased by $815,000 during the three months ended September 30, 2012 primarily because the Company recognized $696,000 of stock benefit plan expenses when a director passed away during the three months ended September 30, 2011. In addition, the Company recognized a $326,000 increase in the credit to compensation expense for the cost of originating new mortgage loans because of an increase in new loan originations. The Receivables topic of the FASB ASC allows financial institutions to take a credit against compensation expense for the direct cost of originating loans. During the three months ended September 30, 2012, the Company prepaid $10.0 million of securities sold under agreements to repurchase, which had a weighted-average interest rate of 2.78%, and incurred $123,000 of prepayment penalties, which is reported as loss on extinguishment of debt. The prepayment of this borrowing will reduce interest expense in future periods on securities sold under agreements to repurchase.

Income Tax Expense. Income taxes were $2.1 million for the three months ended September 30, 2012, reflecting an effective tax rate of 36.7% compared to $1.9 million for the three months ended September 30, 2011, reflecting an effective tax rate of 39.1%. The decrease in the effective tax rate for the three months ended September 30, 2012 can be primarily attributed to an increase in permanent tax benefits related to our share-based compensation plans.

Comparison of Operating Results for the Nine Months Ended September 30, 2012 and 2011

General. Net income increased by $1.7 million, or 17.7%, to $11.0 million for the nine months ended September 30, 2012 from $9.4 million for the nine months ended September 30, 2011. The increase in net income was caused by a $1.3 million increase in noninterest income, a $1.2 million decrease in interest expense, and a $542,000 decrease in non-interest expense. This was partially offset by a $924,000 decrease in interest and dividend income, a $357,000 increase in income taxes and an $89,000 increase in provision for loan losses.

Net Interest Income. Net interest income increased by $312,000, or 0.8%, to $38.6 million for the nine months ended September 30, 2012 compared to $38.3 million for the nine months ended September 30, 2011. Interest and dividend income decreased by $924,000, or 2.0%, due primarily to a 28 basis point decrease in the average yield on interest-earning assets that was partially offset by a $69.3 million increase in the average balance. Interest expense decreased by $1.2 million, or 14.4%, due to an 18 basis point decrease in the average cost of interest-bearing liabilities that was partially offset by a $70.8 million increase in the average balance. The interest rate spread and net interest margin were 3.29% and 3.40%, respectively, for the nine months ended September 30, 2012, compared to 3.39% and 3.54%, respectively, for the nine months ended September 30, 2011.

Interest and Dividend Income. Interest and dividend income decreased by $924,000, or 2.0%, to $45.9 million for the nine months ended September 30, 2012 from $46.9 million for the nine months ended September 30, 2011. Interest income on investment securities decreased by $1.8 million, or 9.0%, to $18.4 million for the nine months ended September 30, 2012 from $20.2 million for the nine months ended September 30, 2011. The decrease in interest income on securities occurred primarily because of a 41 basis point decrease in the average securities yield that was partially offset by a $4.5 million increase in the average securities balance. The decline in the average yield on investments occurred because of an increase in repayments on higher yielding mortgage-backed securities that were reinvested at lower yields. Interest income on loans increased by $882,000, or 3.3%, to $27.3 million for the nine months ended September 30, 2012 from $26.4 million for the nine months ended September 30, 2011. The increase in interest income on loans occurred because the average balance of loans grew by $63.7 million, or 9.7%, as new loan originations exceeded loan repayments and loan sales. This increase in interest income was partially offset by a 31 basis point decline in the average loan yield to 5.04% for the nine months ended September 30, 2012 compared to 5.35% for the nine months ended September 30, 2011. The decline in the average yield on loans occurred because of an increase in repayments on higher-yielding loans and additions of new loans with lower yields to the loan portfolio.

Interest Expense. Interest expense decreased by $1.2 million, or 14.4%, to $7.3 million for the nine months ended September 30, 2012 compared to $8.6 million for the nine months ended September 30, 2011. Interest expense on securities sold under agreements to repurchase decreased by $789,000, or 25.0%, to $2.4 million for the nine months ended September 30, 2012 compared to $3.2 million for the nine months ended September 30, 2011. The decrease in interest expense on securities sold under agreements to repurchase was caused by an $18.5 million, or 16.1%, decrease in the average outstanding balance and a 39 basis point decrease in the average interest rate. The decrease in the average outstanding balance of securities sold under agreements to repurchase occurred because of the repayment of $25.2 million of maturing borrowings and prepayment of $25.0 million of borrowings during the past 12 months. Interest expense on deposits decreased by $465,000, or 9.1%, to $4.6 million for the nine months ended September 30, 2012 from $5.1 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, interest expense on certificates of deposit and savings accounts declined by $266,000 and $186,000, respectively, primarily due to decreases of 18 and nine basis points, respectively, in the average interest rates. We lowered the rates we pay on certificates of deposit and savings accounts due to declining market interest rates and increased liquidity from principal repayments on loans and mortgage-backed securities. However, the interest rates on our savings accounts are still higher than market interest rates. The decrease in the average interest rate on deposits was partially offset by an $88.3 million, or 8.1%, increase in the average balance of deposit accounts.

Provision for Loan Losses. For the nine months ended September 30, 2012 and 2011, we recorded provisions for loan losses of $172,000 and $83,000, respectively, and the provisions for loan losses reflected net charge-offs of $218,000 and $19,000, respectively. At September 30, 2012 and 2011, the provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.20% and 0.23%, respectively. Nonaccrual loans totaled $4.6 million at September 30, 2012, or 0.62% of total loans at that date, compared to $2.4 million of nonaccrual loans at September 30, 2011, or 0.36% of total loans at that date. Nonaccrual loans as of September 30, 2012 and 2011 consisted primarily of one- to four-family residential real estate loans. The increase in nonaccrual loans primarily occurred when, in consultation with the Office of the Comptroller of the Currency, Territorial Savings Bank’s primary regulator, we classified 11 loans that had been modified to provide interest-only payments, totaling $2.7 million, as nonaccrual. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2012 and 2011. For additional information see footnote (6) “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income. The following table summarizes changes in noninterest income between the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,		Change
	2012	2011	$ Change	% Change
	(In thousands)

Service fees on loan and deposit accounts	$1,474	$1,690	$(216)	(12.8)%
Income on bank-owned life insurance	706	725	(19)	(2.6)%
Gain on sale of investment securities	729	140	589	420.7%
Gain on sale of loans	1,516	374	1,142	305.3%
Other	346	588	(242)	(41.2)%

Total	$4,771	$3,517	$1,254	35.7%

Noninterest income rose by $1.3 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. During the nine months ended September 30, 2012 and 2011, we sold $75.1 million and $35.3 million, respectively, of mortgage loans held for sale and recognized gains of $1.5 million and $374,000, respectively. During the nine months ended September 30, 2012, we also sold $9.3 million of held-to-maturity investment securities and recognized a gain of $729,000. The sale of these securities, for which the Company had already received a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investment topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio. During the nine months ended September 30, 2011, we sold $36.2 million of available-for-sale investment securities and recognized a gain of $140,000.

Noninterest Expense. The following table summarizes changes in noninterest expense between the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,		Change
	2012	2011	$ Change	% Change
	(In thousands)

Salaries and employee benefits	$15,416	$16,630	$(1,214)	(7.3)%
Occupancy	3,930	3,714	216	5.8%
Equipment	2,423	2,366	57	2.4%
Federal deposit insurance premiums	574	678	(104)	(15.3)%
Loss on extinguishment of debt	321	0	321	n/a
Other general and administrative expenses	3,069	2,887	182	6.3%

Total	$25,733	$26,275	$(542)	(2.1)%

Noninterest expense decreased by $542,000 for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Salaries and employee benefits decreased by $1.2 million during the nine months ended September 30, 2012 primarily because during the nine months ended September 30, 2011, the Company recognized $696,000 of stock benefit plan expenses when a director passed away. In addition, the Company recognized a $700,000 increase in the credit to compensation expense for the cost of originating new mortgage loans because of an increase in new loan originations. The Receivables topic of the FASB ASC allows financial institutions to take a credit against compensation expense for the direct cost of originating loans. During the nine months ended September 30, 2012, the Company prepaid $25.0 million of securities sold under agreements to repurchase, which had a weighted-average interest rate of 4.07%, and incurred $321,000 of prepayment penalties, which is reported as loss on extinguishment of debt. The prepayment of this borrowing will reduce interest expense in future periods on securities sold under agreements to repurchase. Occupancy expense increased by $216,000 during the nine months ended September 30, 2012 due to higher repair and maintenance costs, rent, utilities and depreciation expenses. Other general and administrative expenses increased by $182,000 during the nine months ended September 30, 2012 due to higher professional fees, audit fees, and real estate owned expense.

Income Tax Expense. Income taxes were $6.5 million for the nine months ended September 30, 2012, reflecting an effective tax rate of 36.9% compared to $6.1 million for the nine months ended September 30, 2011, reflecting an effective tax rate of 39.4%. The decrease in the effective tax rate for the nine months ended September 30, 2012 can be primarily attributed to an increase in permanent tax benefits related to our share-based compensation plans.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan repayments, advances from the Federal Home Loan Bank of Seattle, securities sold under agreements to repurchase, proceeds from loan and security sales and maturities and principal repayments on held-to-maturity and available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Treasurer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2012.

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

Our most liquid asset is cash and cash equivalents. The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2012, cash and cash equivalents totaled $155.3 million. On that date, we had $70.0 million in securities sold under agreements to repurchase outstanding and $20.0 million of Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $371.5 million under Federal Home Loan Bank advances.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2012, we had $51.6 million in loan commitments outstanding, most of which were for fixed-rate loans. In addition to commitments to originate loans, we had $21.5 million in unused lines of credit to borrowers as of September 30, 2012. Certificates of deposit due within one year at September 30, 2012 totaled $166.5 million, or 13.6% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2013. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the three months ended September 30, 2012 and 2011, we originated $96.3 million and $41.1 million of loans, respectively, and purchased $45.2 million and $45.4 million of securities, respectively. During the nine months ended September 30, 2012 and 2011, we originated $263.8 million and $146.3 million of loans, respectively, and purchased $112.6 million and $211.3 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and securities sold under agreements to repurchase. Total deposits were $1.227 billion and $1.166 billion at September 30 2012 and December 31, 2011, respectively. We experienced net increases in deposits of $60.4 million and $62.8 million for the nine months ended September 30, 2012 and 2011, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Seattle, which provide an additional source of funds. Federal Home Loan Bank advances totaled $20.0 million at September 30, 2012 and 2011. We have the ability to borrow up to an additional $371.5 million and $352.6 million from the Federal Home Loan Bank of Seattle as of September 30, 2012 and 2011, respectively. We also utilize securities sold under agreements to repurchase as another borrowing source. Securities sold under agreements to repurchase totaled $70.0 million and $120.2 million at September 30, 2012 and 2011, respectively. Securities sold under agreements to repurchase decreased by $38.3 million for the nine months ended September 30, 2012, compared to an increase of $15.0 million for the nine months ended September 30, 2011.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2012, Territorial Savings Bank exceeded all regulatory capital requirements. Territorial Savings Bank is considered “well capitalized” under regulatory guidelines. The tables below present the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained at September 30, 2012 and December 31, 2011.

As of September 30, 2012

(Dollars in thousands)

	Required	Territorial Savings Bank
Tier 1 Capital	4%	$210,874	13.47%
Total Risk-Based Capital	8%	$212,393	37.99%
Tier 1 Risk-Based Capital	4%	$210,874	37.72%

As of December 31, 2011

(Dollars in thousands)

	Required	Territorial Savings Bank
Tier 1 Capital	4%	$201,060	13.07%
Total Risk-Based Capital	8%	$202,601	38.76%
Tier 1 Risk-Based Capital	4%	$201,060	38.47%

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

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments. Except for paying off $38.3 million of securities sold under agreements to repurchase and a decrease of $14.7 million in certificates of deposit between December 31, 2011 and September 30, 2012, there have not been any material changes in contractual obligations and funding needs since December 31, 2011.

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

The following table presents our internal calculations of the estimated changes in our EVE as of June 30, 2012 that would result from the designated instantaneous changes in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE	Percentage Change in EVE	EVE Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in EVE Ratio as a Percent of Present Value of Assets (3)(4)
(Dollars in thousands)

+400	$199,297	$(15,860)	(7.37)%	12.83%	(0.79)%
+300	$219,445	$4,288	1.99%	13.93%	0.31%
+200	$233,171	$18,014	8.37%	14.64%	1.02%
+100	$221,736	$6,579	3.06%	14.00%	0.38%
0	$215,157	$0	0.00%	13.62%	0.00%
(100)	$196,754	$(18,403)	(8.55)%	12.59%	(1.03)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Interest rates on mortgage-backed securities declined by approximately 82 basis points between June 30, 2012 and September 30, 2012. The decrease in interest rates has likely increased our EVE. However, we do not believe that the increase in EVE is material.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2012. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a) Not applicable.

(b) Not applicable.

(c) Stock Repurchases. There were no repurchases of common shares during the quarter ended September 30, 2012. On December 9, 2011, our Board of Directors authorized the repurchase of up to 552,000 shares of our common stock. In accordance with this authorization, we had repurchased 273,461 shares of our common stock as of September 30, 2012. The maximum number of shares that may yet be purchased in the repurchase plan is 278,539. This repurchase authorization originally expired on August 15, 2012, but on August 13, 2012, it was extended to February 15, 2013. We have entered into a 10b5-1 plan with respect to our stock repurchase plan.

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

TERRITORIAL BANCORP INC.
(Registrant)

Date: November 8, 2012	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and Chief Executive Officer

Date: November 8, 2012	/s/ Melvin M. Miyamoto
Melvin M. Miyamoto
Senior Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Allan S. Kitagawa, Chairman of the Board, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Melvin M. Miyamoto, Senior Vice President and Treasurer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of Allan S. Kitagawa, Chairman of the Board, President and Chief Executive Officer, and Melvin M. Miyamoto, Senior Vice President and Treasurer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Territorial Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 8, 2012, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (v) Consolidated Statements of Comprehensive Income and (vi) the Notes to Consolidated Financial Statements.

101.INS	Interactive datafile	XBRL Instance Document

101.SCH	Interactive datafile	XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile	XBRL Taxonomy Extension Label Linkbase

101.PRE	Interactive datafile	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Proxy Statement for the 2012 Annual Meeting of Stockholders (file no. 1-34403) filed April 16, 2012.