Form 10-K
period 2012-12-31
Territorial Bancorp Inc.
filed 2013-03-15
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  YES    ☒  NO

The aggregate value of the voting common equity held by nonaffiliates of the Registrant, computed by reference to the closing price of the Registrant’s shares of common stock as of June 30, 2012 ($22.77) was $251.1 million.

As of February 28, 2013, there were 10,655,088 shares outstanding of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Territorial Bancorp Inc.

Territorial Bancorp Inc. is a Maryland corporation and owns 100% of the common stock of Territorial Savings Bank. On July 10, 2009, we completed our initial public offering of common stock in connection with the mutual-to-stock conversion of Territorial Mutual Holding Company, selling 12,233,125 shares of common stock at $10.00 per share and raising $122.3 million of gross proceeds. Since the completion of our initial public offering, we have not engaged in any significant business activity other than owning the common stock of and having savings deposits in Territorial Savings Bank. At December 31, 2012, we had consolidated assets of $1.575 billion, consolidated deposits of $1.238 billion and consolidated stockholders’ equity of $219.0 million.

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

General

Territorial Savings Bank’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential mortgage loans and investment securities. To a much lesser extent, we also originate home equity loans and lines of credit, construction, commercial and other nonresidential real estate loans, consumer loans, multi-family mortgage loans and other loans. Territorial Savings Bank offers a variety of deposit accounts, including passbook and statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts and Super NOW accounts. Through our subsidiary, Territorial Financial Services, Inc., we engage in insurance agency activities. We also offer various non-deposit investments to our customers, including annuities and mutual funds, through a third-party broker-dealer.

Market Area

We conduct business from our corporate offices and from our 27 full-service branch offices located throughout the State of Hawaii.

The largest sector of Hawaii’s economy is the visitor industry. The Hawaii Tourism Authority reported that 8.0 million visitors came to the state in 2012, a 9.6% increase compared to 2011. The increase in visitor arrivals is primarily due to growth in the number of visitors from the United States, Canada and Asia. Total visitor expenditures in 2012 totaled $14.333 billion, an 18.7% increase compared to 2011.

The unemployment rate for the State of Hawaii was 5.2% in December 2012, representing a decrease from a 6.6% rate in December 2011. This rate continued to be lower than the unemployment rate of 7.8% for the United States. The growth in the visitor industry has supported the local economy and kept the state’s unemployment rate lower than the national rate. The construction phase of the City and County of Honolulu’s mass transit rail project is expected to start sometime in 2013. When the transit project starts, it will give the construction industry a major boost as the project is projected to employ 10,000 people a year over the next eight years.

The number and median sale prices of existing single-family homes and condominium units sold increased in 2012 compared to 2011. Median home prices in Hawaii have not declined as those reported on the mainland.

On the island of Oahu, the primary real estate market in Hawaii, sales of existing single-family homes totaled 3,072 units for the year ended December 31, 2012, an increase of 6.4% compared to sales in 2011. The number of condominium sales, a notable portion of the overall housing market, grew by 7.4% in 2012 compared to 2011. The median price paid on Oahu for a single-family home in 2012 was $625,000, an increase of 8.1% compared to the median price in 2011. The median price paid on Oahu for condominiums in 2012 was $315,000, an increase of 5.0% compared to the median price in 2011.

On the island of Maui, the second largest real estate market in Hawaii, sales of existing single-family homes totaled 933 units in 2012, an increase of 3.5% compared to similar sales during 2011. The number of condominium sales increased by 7.9% in 2012 compared to 2011. The median price paid for a single-family home on Maui in 2012 was $470,000, an increase of 8.7% compared to the median price in 2011. The median price paid on Maui for condominiums in 2012 was $359,000, a 15.8% increase compared to the median price in 2011.

Foreclosure and bankruptcy filings fell in 2012 compared to 2011. There were 3,327 mortgage foreclosure cases in Hawaii in 2012, a 44.7% decrease from 2011. The decrease in foreclosure filings is attributed to Hawaii’s economy growing at a moderate rate and a Hawaii law intended to protect homeowners’ rights by requiring mediation in nonjudicial foreclosure cases. In 2012, there were 2,528 bankruptcy filings, a decrease of 24.0% compared to the number of filings in 2011.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in all four counties in the State of Hawaii. As of June 30, 2012 (the latest date for which information is publicly available), we ranked fifth in deposit market share (out of 13 banks and thrift institutions with offices in Hawaii) in the State of Hawaii, with a 3.7% market share. As of that date, our largest market share was in the City and County of Honolulu, where we ranked fifth in deposit market share (out of 13 banks and thrift institutions with offices in the City and County) with a 3.9% market share.

Lending Activities

Our primary lending activity is the origination of one- to four-family residential mortgage loans. To a much lesser extent, we also originate home equity loans and lines of credit, construction, commercial and other nonresidential real estate loans, consumer loans, multi-family mortgage loans and commercial business loans.

One- to Four-Family Residential Mortgage Loans. At December 31, 2012, $741.3 million, or 94.8% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities generally up to 30 years, and to a much more limited extent, of up to 40 years and nonconforming loans with maturities of up to 50 years. There has been little demand for adjustable-rate mortgage loans in our market area.

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

We will originate loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 100%. We generally require private mortgage insurance for loans with loan-to-value ratios in excess of 80%. During the year ended December 31, 2012, we originated $14.2 million of one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80%. We offer a variety of credit programs for low- to moderate-income and first-time home purchasers. These include our first time home purchaser program, where the borrower will receive up to a 100 basis point reduction in points charged in connection with the loan. We will also originate first mortgage loans to lower-income individuals who reside in rural census tracts where the U.S. Department of Agriculture will issue a second mortgage and complete the underwriting of the loan, subject to our review before origination. We also offer both FHA and VA fixed-rate loans.

Other than our loans for the construction of one- to four-family residential mortgage loans (described under “—Nonresidential Real Estate Loans”), we currently do not originate new “interest only” mortgage loans on one- to four-family residential properties (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (traditionally defined as nonconforming loans having less than full documentation).

Home Equity Loans and Lines of Credit. In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and home equity lines of credit that are secured primarily by one- to four-family residential homes. Home equity lines of credit have a maximum term of 10 years during which time the borrower is required to make payments to principal based on the amortization of 0.125% of principal outstanding per month. The borrower is permitted to draw against the line during the entire term. Our home equity lines of credit are originated with adjustable rates of interest or with fixed rates of interest that convert to adjustable rates of interest after an initial period of up to three years. Our home equity loans are originated with fixed rates of interest and with terms of up to 30 years. Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite one- to four-family residential mortgage loans. Home equity loans may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan, while lines of credit for owner-occupied properties and investment properties may be underwritten with loan-to-value ratios of 75% and 65%, respectively, when combined with the principal balance of the existing mortgage loan. We require appraisals on home equity loans and lines of credit when the aggregate loan amount exceeds 60% of the property’s tax assessed value or when the home equity loan or line of credit is $250,000 or greater. When the aggregate loan amount is below 60% of the property’s tax assessed value, the tax assessed value must be validated by the Bank’s Appraisal Department. At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral. At December 31, 2012, the outstanding balance of home equity loans totaled $6.2 million, or 0.8% of our total loan portfolio, and the outstanding balance of home equity lines of credit totaled $9.0 million, or 1.1% of our total loan portfolio.

Nonresidential Real Estate Loans. Our nonresidential real estate loans consist primarily of commercial real estate loans and construction loans for residential real estate projects. These loans totaled $13.8 million, or 1.8% of our loan portfolio as of December 31, 2012. The commercial real estate properties primarily include owner-occupied light industrial properties. We generally seek to originate commercial real estate loans with initial principal balances of $1.0 million or less. Loans secured by commercial real estate totaled $7.6 million, or 1.0%, of our total loan portfolio at December 31, 2012, and consisted of 13 loans outstanding with an average loan balance of approximately $583,000. All of our nonresidential real estate loans are secured by properties located in our primary market area. At December 31, 2012, our largest commercial real estate loan had a principal balance of approximately $2.0 million and was secured by real property and a building that is being used as an elderly care facility. This loan was performing in accordance with its terms at December 31, 2012.

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

Commercial real estate loans generally carry higher interest rates and have shorter terms than one- to four-family residential mortgage loans. Commercial real estate loans, however, entail greater credit risks compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than for residential properties.

We also originate a limited amount of construction loans to experienced developers, almost exclusively for the construction of residential real estate projects. Construction loans are also made to individuals for the construction of their personal residences. Construction loans to individuals are generally “interest-only” loans during the construction period, and convert to permanent, amortizing loans following the completion of construction. At December 31, 2012, construction loans totaled $5.4 million, or 0.7% of total loans receivable. At December 31, 2012, the additional unadvanced portion of these construction loans totaled $2.4 million.

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

Loan Originations, Purchases, Sales, Participations and Servicing. All loans that we originate are underwritten pursuant to our policies and procedures, which incorporate standard underwriting guidelines, including those of Freddie Mac and Fannie Mae, to the extent applicable. We originate both adjustable-rate and fixed-rate loans. However, in our market area, customer demand is primarily for fixed-rate loans. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Most of our one- to four-family residential mortgage loan originations are generated by our branch managers and employees located in our banking offices and our additional commissioned loan officers located in our corporate headquarters. We also advertise throughout our market area. We also receive loans from mortgage brokers, mortgage bankers and other financial institutions that work with our staff to process and close these loans. We underwrite and approve all of these loans.

Prior to 2010, we retained the servicing rights on residential mortgage loans sold. In 2010, we began selling loans primarily on a servicing-released basis. We sell loans to assist us in managing interest rate risk. We sold $107.9 million, $61.2 million and $45.1 million of residential mortgage loans (all fixed-rate loans, with terms of 10 years or longer) during the years ended December 31, 2012, 2011 and 2010, respectively. We had six loans totaling $2.2 million classified as held for sale at December 31, 2012.

We sell our loans without recourse, except for normal representations and warranties provided in sales transactions. At December 31, 2012, we were servicing loans owned by others with a principal balance of $84.8 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. For the year ended December 31, 2012, we received servicing fees of $275,000. At December 31, 2012, substantially all of the loans serviced for Freddie Mac and Fannie Mae were performing in accordance with their contractual terms and we believe that there are no material repurchase obligations associated with these loans. We have not entered into loan participations in recent years.

Loan Approval Procedures and Authority. Our lending activities follow written, nondiscriminatory underwriting standards and loan origination procedures established by our Board of Directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and value of the property that will secure the loan. To assess the borrower’s ability to repay, we review the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower.

Our policies and loan approval limits are established by the Board of Directors. Aggregate lending relationships in amounts up to $2.0 million can be approved by designated individual officers or officers acting together with specific lending approval authority. Relationships in excess of $2.0 million require the approval of the Loan Committee of the Board of Directors.

Territorial Savings Bank also uses automated underwriting systems to review one- to four-family residential mortgage loans with balances up to $625,500. We require appraisals of all real property securing one- to four-family residential real estate loans, and on property securing home equity loans and lines of credit when the aggregate loan amount exceeds 60% of the property’s tax assessed value or when the loan or line of credit is $250,000 or greater. All appraisers are licensed appraisers and all third-party appraisers are approved by the Board of Directors annually.

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

Our current investment policy permits investments in securities issued by the United States Government as well as mortgage-backed securities and direct obligations of Fannie Mae, Freddie Mac and Ginnie Mae. The investment policy also permits, with certain limitations, investments in certificates of deposit, bank-owned life insurance, collateralized mortgage obligations, trust preferred securities, municipal securities and stock in the Federal Home Loan Bank of Seattle. We purchased stock in the Federal Home Loan Bank of Seattle in order to obtain services such as demand deposit accounts, certificates of deposit, security safekeeping services and borrowings in the form of advances.

Our current investment policy does not permit investment in stripped mortgage-backed securities, complex securities and derivatives as defined in federal banking regulations and other high-risk securities. As of December 31, 2012, we held no asset-backed securities other than mortgage-backed securities. As a federal savings bank, Territorial Savings Bank is not permitted to invest in equity securities. This general restriction does not apply to Territorial Bancorp Inc.

Our current policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.

The Investments—Debt and Equity Securities topic of the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) requires that, at the time of purchase, we designate a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent to hold the security until maturity. Securities available for sale and trading securities are reported at market value and securities held to maturity are reported at amortized cost. A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. If we do not have the intent to sell a security and it is not more likely than not that we will be required to sell a security, impairment occurs when the present value of the remaining cash flows is less than the remaining amortized cost basis. The difference between the present value of remaining cash flows and the remaining amortized cost basis is considered a credit loss. If a credit loss has occurred, impairment is recorded by writing down the value of a security to its fair market value. The difference between the write down and the credit loss is considered other comprehensive loss, which is a reduction of net worth.

Our securities held to maturity at December 31, 2012 consisted primarily of securities with the following amortized costs: $510.0 million of mortgage-backed securities, $44.3 million of collateralized mortgage obligations and $421,000 of trust preferred securities which were issued by pools of issuers consisting primarily of financial institution holding companies. At December 31, 2012, all of our mortgage-backed securities and collateralized mortgage obligations were issued by Fannie Mae, Freddie Mac or Ginnie Mae. At December 31, 2012, there were no securities classified as available-for-sale. At December 31, 2012, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Securities” for a discussion of the recent performance of our securities portfolio. The fair values of our securities are based on published or securities dealers’ market values.

We purchase mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Historically, we invested in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense and to lower our credit risk as a result of the guarantees provided by Fannie Mae, Freddie Mac or Ginnie Mae. However, in September 2008, the Federal Housing Finance Agency placed Freddie Mac and Fannie Mae into conservatorship. The U.S. Treasury Department has established financing agreements to ensure that Freddie Mac and Fannie Mae meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed. These actions have not affected the markets for mortgage-backed securities issued by Freddie Mac or Fannie Mae.

Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multi-family mortgages. We invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. Ginnie Mae, a United States Government agency, and government sponsored enterprises, such as Fannie Mae and Freddie Mac, either guarantee the payments or guarantee the timely payment of principal and interest to investors. Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our borrowings. Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities.

Sources of Funds

General. Deposits traditionally have been our primary source of funds for our investment and lending activities. We also borrow from the Federal Home Loan Bank of Seattle and from securities dealers through securities sold under agreements to repurchase to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds. Our additional sources of funds are loan repayments, maturing investments, retained earnings, income on other earning assets and the proceeds of loan and security sales.

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

Borrowings. Our borrowings consist of funds borrowed from securities sold under agreements to repurchase and advances from the Federal Home Loan Bank of Seattle. At December 31, 2012, our securities sold under agreements to repurchase totaled $70.0 million, or 5.2% of total liabilities, and Federal Home Loan Bank advances totaled $20.0 million, or 1.5% of total liabilities. At December 31, 2012, we had access to additional Federal Home Loan Bank advances of up to $370.6 million. Advances from the Federal Home Loan Bank of Seattle are secured by our investment in the common stock of the Federal Home Loan Bank of Seattle as well as by a blanket pledge on our assets not otherwise pledged. Securities sold under agreements to repurchase are secured by mortgage-backed securities.

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

Territorial Savings Bank owns 100% of the common stock of Territorial Financial Services, Inc., a Hawaii corporation that engages primarily in insurance activities. At December 31, 2012, Territorial Savings Bank’s investment in Territorial Financial Services, Inc. was $12,000, and Territorial Financial Services, Inc. had assets of $77,000 at that date. Territorial Savings Bank also owns 100% of the common stock of Territorial Real Estate Co., Inc., an inactive Hawaii corporation that is authorized to manage and dispose of troubled real estate.

Personnel

As of December 31, 2012, we had 264 full-time employees and 13 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2012 and 2011, Territorial Bancorp Inc. had no alternative minimum tax credit carryforward.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. However, as a result of recent legislation, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years. At December 31, 2012 and 2011, Territorial Savings Bank had no net operating loss carryforward for federal income tax purposes.

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

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank. In assessing an institution’s capital adequacy, the Office of the Comptroller of the Currency takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

On June 6, 2012, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a series of proposed rules to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”). The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The proposed rules indicated that the final rules would become effective on January 1, 2013, and the changes set forth in the final rules would be phased in from January 1, 2013 through

January 1, 2019. However, the federal bank regulatory agencies have recently indicated that, due to the volume of public comments received, the implementation of the final rule would be delayed past January 1, 2013.

At December 31, 2012, Territorial Savings Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2012, Territorial Savings Bank’s largest lending relationship with a single or related group of borrowers totaled $3.5 million, which represented 1.7% of unimpaired capital and surplus. Therefore, Territorial Savings Bank was in compliance with the loans-to-one borrower limitations.

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

At December 31, 2012, Territorial Savings Bank maintained approximately 95.4% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

Capital Distributions. Office of the Comptroller of the Currency or Federal Reserve regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the savings bank’s capital account. A savings bank must file an application for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•	the savings bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of the Comptroller of the Currency-imposed condition; or

•	the savings bank is not eligible for expedited treatment of its filings.

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

Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. Our primary source of liquidity to meet our short- and long-term funding needs are cash balances at the Federal Reserve Bank, savings deposits, loan and security repayments, loan and security sales, securities sold under agreements to repurchase with security dealers and borrowing lines at the Federal Home Loan Bank of Seattle. At December 31, 2012, we had $182.8 million of cash and cash equivalents. We also had the capacity to borrow up to $370.6 million from the Federal Home Loan Bank of Seattle at December 31, 2012.

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

The Office of the Comptroller of the Currency has assumed the Office of Thrift Supervision’s enforcement authority under the Dodd-Frank Act regulatory restructuring.

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

The recently proposed rules that would increase regulatory capital requirements would adjust the prompt corrective action categories accordingly.

At December 31, 2012, Territorial Savings Bank met the criteria for being considered “well-capitalized.”

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the quarter ended December 31, 2012, equaled 0.66 basis points of total assets less tangible capital.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation, and the Federal Deposit Insurance Corporation has recently exercised that discretion by establishing a long-range fund ratio of 2%.

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

Federal Home Loan Bank System. Territorial Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Seattle, Territorial Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2012, Territorial Savings Bank held $12.1 million of capital stock in the Federal Home Loan Bank of Seattle and was in compliance with this requirement.

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

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently the case with bank holding companies. As noted above, the recently proposed capital rules would implement the consolidated capital requirements for savings and loan holding companies. However, the proposed rules did not provide that certain instruments issued before May 19, 2010 would remain as regulatory capital, and also did not provide for a transition period for savings and loan holding companies. Each of these provisions was included in the Dodd-Frank Act, and it is uncertain whether any final rule will do so.

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

During the past four years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has been one factor contributing to the increase in our interest rate spread as interest rates decreased. However, our ability to lower our interest expense will be limited since our cost of funds at December 31, 2012 is relatively low while the average yield on our interest-earning assets may continue to decrease as our higher yielding loans and securities are paid off. The Federal Reserve Board has recently indicated its intention to maintain low interest rates until the unemployment rate is 6.5% or lower. Accordingly, our net interest income may be adversely affected and may even decrease, which may have an adverse effect on our profitability.

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

As a result of our focus on one- to four-family residential real estate loans and the low demand for adjustable-rate loans in our market area, the interest rates we earn on our loans are generally fixed for long periods of time. Additionally, many of our securities investments are of long maturities with fixed interest rates. Like many savings institutions, our focus on deposit accounts as a source of funds, which have no stated maturity date or shorter contractual maturities than loans, results in our liabilities having a shorter duration than our assets. For example, as of December 31, 2012, 91.5% of our loans had maturities of 15 years or longer, while 71.4% of our certificates of deposits had maturities of one year or less. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets, such as loans and investments, likely will not increase as rapidly as the interest paid on our liabilities, such as deposits. In a period of declining interest rates, the interest income earned on our assets likely will decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities, thereby requiring us to reinvest these cash flows at lower interest rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2012, the fair value of our investment in held-to-maturity securities totaled $584.1 million. Net unrealized gains on these securities totaled $29.5 million at December 31, 2012.

At December 31, 2012, our “rate shock” analysis indicated that our economic value of equity (the difference between the market value of our assets and the market value of our liabilities with adjustments made for off-balance sheet items) would increase by $7.5 million if there was an instantaneous 200 basis point increase in market interest rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Our lending activities provide lower interest rates than financial institutions that originate more commercial loans.

Our principal lending activity consists of originating one- to four-family residential real estate mortgage loans. As of December 31, 2012, these loans totaled $741.3 million, or 94.8% of total loans as of that date. We originate our loans with a focus on limiting credit risk and not to generate the highest return or create the greatest difference between the yield on our interest earning assets and our cost of funds (interest rate spread).

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

We owned shares of trust preferred securities with an adjusted cost basis and fair value of $421,000 at December 31, 2012. The trust preferred securities are debt obligations issued by two issuer pools (Preferred Term Securities XXIII, Ltd. co-marketed by Keefe, Bruyette & Woods, Inc. and FTN Financial Capital Markets (“PreTSL XXIII”) and Preferred Term Securities XXIV, Ltd. co-marketed by Keefe, Bruyette & Woods, Inc. and FTN Financial Capital Markets (“PreTSL XXIV”)), consisting primarily of holding companies for Federal Deposit Insurance Corporation-insured financial institutions. Each of these securities is a Class D security, and was originated with a credit rating of BBB. As of December 31, 2012, both PreTSL XXIII and PreTSL XXIV were rated C by Fitch. PreTSL XXIV has a book value of $0.

Our investment in PreTSL XXIII was determined to be other-than-temporarily impaired as the present value of cash flows was lower than the amortized cost basis of the security. We recorded an impairment charge of $2.4 million in the year ended December 31, 2010. When the impairment charge of $2.4 million on PreTSL XXIII was recorded, the security was written down to its fair value of $32,000. The book value of our investment in PreTSL XXIII has risen from $32,000 to $421,000 based on an increase in fair value which has occurred with an increase in the present value of cash flows from this security. The $1.1 million difference between the original outstanding principal balance of $3.5 million and the impairment charge of $2.4 million was reported as other comprehensive loss and is related to noncredit factors such as an inactive trust preferred securities market.

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

For the year ended December 31, 2012, we received no interest payments on the trust preferred securities. The continued failure of the trust preferred issuers to make interest payments for any quarter will reduce our earnings during that quarter.

The following table sets forth information with respect to these securities as of December 31, 2012:

Pool Deal Name	Book Value	Fair Value	Unrealized Gain	Credit Rating	Number of Financial Institutions in Pool	Deferrals and Defaults as a % of Collateral	Excess Subordination (1)
	(Dollars in Thousands)

PreTSL XXIII	$421	$421	$0	C	110	26.3%	$0
PreTSL XXIV	$0	$0	$0	C	79	35.8%	$0

(1)	Estimated present value of future cash flows in excess of amortized cost basis, assuming that 50% of the security collateral is called in the 10th year following issuance.

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

The potential exists for additional federal or state laws and regulations, or changes in policy, regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Bank regulatory agencies, such as the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws, regulations and other regulatory changes may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws, regulations, and other regulatory changes may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability. Federal and state proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.

The Federal Home Loan Bank of Seattle has entered into a consent order with the Federal Housing Finance Agency. If our investment in the Federal Home Loan Bank of Seattle is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholders’ equity could decrease.

We own common stock of the Federal Home Loan Bank of Seattle (“FHLB of Seattle”). We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB of Seattle’s advance program. The aggregate cost and fair value of our FHLB of Seattle common stock as of December 31, 2012 was $12.1 million based on its par value. There is no market for our FHLB of Seattle common stock.

On October 25, 2010, the FHLB of Seattle entered into a consent order with the Federal Housing Finance Agency (“FHFA”), which requires the FHLB of Seattle to take certain specified actions related to its business and operations. In September 2012, FHFA reclassified the FHLB of Seattle as “adequately capitalized” and the FHLB of Seattle began to repurchase a limited amount of member capital stock at par. The FHLB of Seattle may again be in position to redeem certain capital stock from members in larger amounts and begin paying dividends once the bank:

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

There continues to be a risk that the FHLB of Seattle may not be permitted to redeem certain capital stock from members and begin paying dividends in the future, and that our investment in FHLB of Seattle common stock could be impaired at some time in the future. If this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

Nonresidential real estate loans and commercial business loans increase our exposure to credit risks.

At December 31, 2012, our portfolio of commercial real estate, construction and other nonresidential real estate loans totaled $13.8 million, or 1.8% of total loans. In addition, at December 31, 2012, our portfolio of commercial business loans totaled $3.2 million, or 0.4% of total loans. These loans generally expose us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans.

We target our business lending and marketing strategy towards small- to medium-sized businesses. These small- to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions adversely affect these businesses, our results of operations and financial condition may be negatively impacted. In addition, some of our commercial business loans are collateralized by a security interest in furniture, fixtures and equipment and the liquidation of collateral in the event of default is often an insufficient source of repayment because the collateral may have limited use or value.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was 0.2% of total loans at December 31, 2012, material additions to our allowance could materially decrease our net income.

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

In August 2010, our stockholders approved the Territorial Bancorp Inc. 2010 Equity Incentive Plan. Stockholders approved the issuance of 736,434 shares of common stock pursuant to restricted stock and the issuance of 976,203 shares of common stock pursuant to stock options. During 2012, we recognized $2.7 million in noninterest expense relating to this stock benefit plan and we expect to incur similar expenses in the future.

We may fund the 2010 Equity Incentive Plan either through open market purchases or from the issuance of authorized but unissued shares of common stock. Our ability to repurchase shares of common stock to fund this plan will be subject to many factors, including, but not limited to, applicable regulatory restrictions on stock repurchases, the availability of stock in the market, the trading price of the stock, our capital levels, alternative uses for our capital and our financial performance. Our intention is to fund the plan through open market purchases and we have repurchased 1,684,171 shares as of December 31, 2012. However, stockholders would experience a reduction in ownership interest in the event newly issued shares of our common stock are used to fund stock options and shares of restricted common stock beyond the shares we have already repurchased.

Concentration of loans in our primary market area, which has recently experienced an economic downturn, may increase risk.

Our success depends primarily on the general economic conditions in the State of Hawaii, as nearly all of our loans are to customers in the state. Accordingly, the economic conditions in the State of Hawaii have a significant impact on the ability of borrowers to repay loans as well as our ability to originate new loans. As such, a decline in real estate valuations in this market would lower the value of the collateral securing those loans. In addition, significant weakening in general economic conditions such as inflation, recession, unemployment or other factors beyond our control could negatively affect our financial results.

Our local economy relies heavily on the tourism industry. Downturns in this industry could affect our operations and results.

Tourism is the largest sector of Hawaii’s economy. The Hawaii Tourism Authority reported visitor arrivals and visitor spending grew by 9.6% and 18.7%, respectively, in 2012 compared to 2011. A downturn in the tourism industry, and the related loss of jobs or operating income for businesses, could have a significant impact on our ability to originate loans, and the ability of borrowers to repay loans, either of which could adversely affect our financial condition and results of operations.

Proposed reductions in defense spending by the federal government could have a detrimental impact on Hawaii’s economy.

Defense spending represents a significant portion of Hawaii’s economy. Proposals to cut defense and other general spending could have an adverse impact on Hawaii’s economy, which could adversely affect our financial condition and results of operations.

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

Because all of our office locations are in the State of Hawaii, severe weather or natural disasters, such as tsunamis, hurricanes and earthquakes and other adverse external events, could have a significant effect on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Natural disasters, like the tsunami that occurred in Japan in 2011, could have an impact on the visitor industry in Hawaii. Accordingly, the occurrence of any such severe weather or natural disaster event could have a material adverse effect on our business, which, in turn, could adversely affect our financial condition and results of operations.

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

Effective July 21, 2011, a provision of the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-earning checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse effect on our interest expense.

The Dodd-Frank Act also broadened the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.

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

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

The expiration of unlimited Federal Deposit Insurance Corporation insurance on certain non-interest-bearing transaction accounts may increase our costs and reduce our liquidity levels.

On December 31, 2012, unlimited Federal Deposit Insurance Corporation insurance on certain non-interest-bearing transaction accounts expired. Unlimited insurance coverage did not apply to money market deposit accounts or negotiable order of withdrawal accounts. The reduction in Federal Deposit Insurance Corporation insurance on other types of accounts to the standard $250,000 maximum amount may cause depositors to place such funds in fully insured interest-bearing accounts, which would increase our costs of funds and negatively affect our results of operations, or may cause depositors to withdraw their deposits and invest uninsured funds in investments perceived as being more secure, such as securities issued by the United States Treasury. This may reduce our liquidity, or require us to pay higher interest rates to maintain our liquidity by retaining deposits.

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

Newly enacted financial reform legislation has changed the bank regulatory framework, creating an independent consumer protection bureau that will assume the consumer protection responsibilities of the various federal banking agencies, and establish more stringent capital standards for banks and bank holding companies. The legislation has resulted in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans. These measures are likely to increase our costs of doing business and may have a significant adverse effect on our lending activities, financial performance and operating flexibility. In addition, these risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

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

Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.

Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report and control our exposure to risk, including strategic, market, liquidity, compliance and operational risks. While we use a broad and diversified set of risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.

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

Proposed and final regulations could restrict our ability to originate and sell loans.

The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•	interest-only payments;

•	negative-amortization;

•	terms of longer than 30 years.

Also, to qualify as a “qualified mortgage”, a loan must be made to a borrower whose total monthly debt-to-income ratio does not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower on the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments.

In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain “not less than 5% of the credit risk for any asset that is not a qualified residential mortgage.” The regulatory agencies have issued a proposed rule to implement this requirement. The Dodd-Frank Act provides that the definition of “qualified residential mortgage” can be no broader than the definition of “qualified mortgage” issued by the Consumer Financial Protection Bureau for purposes of its regulations.

Although the final rule with respect to the retention of credit risk has not yet been issued, the final rule could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans. Similarly, the Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, which could limit our growth or profitability.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

We operate from our corporate office in Honolulu, Hawaii, and from our 27 full-service branches located in the State of Hawaii. The net book value of our premises, land and equipment was $5.1 million at December 31, 2012. The following table sets forth information with respect to our full-service banking offices, including the expiration date of leases with respect to leased facilities.

AINA HAINA Aina Haina Shopping Center 820 West Hind Drive Honolulu, Oahu 96821 4/30/2021	KAILUA 19 Oneawa Street Kailua, Oahu 96734	KAUAI Kukui Grove Shopping Center 4393 Kukui Grove Street Lihue, Kauai 96766 2/28/2013	PEARL CITY Pearl City Shopping Center 850 Kamehameha Highway Pearl City, Oahu 96782 9/22/2014

ALA MOANA CENTER 1450 Ala Moana Boulevard Honolulu, Oahu 96814 12/31/2017	KAIMUKI 1108 12th Avenue Honolulu, Oahu 96816 12/31/2018	KIHEI Azeka Shopping Center 1279 South Kihei Road Kihei, Maui 96753 1/31/2019	PEARLRIDGE 98-084 Kamehameha Highway Aiea, Oahu 96701 6/30/2022

DOWNTOWN 1000 Bishop Street Honolulu, Oahu 96813 12/31/2020	KALIHI-KAPALAMA 1199 Dillingham Boulevard Honolulu, Oahu 96817 8/31/2017	KONA Crossroads Shopping Center 75-1027 Henry Street Kailua-Kona, Hawaii 96740 8/31/2015	PIIKOI 1159 South Beretania Street Honolulu, Oahu 96814 12/31/2020

HAWAII KAI Hawaii Kai Shopping Center 377 Keahole Street Honolulu, Oahu 96825 9/30/2013	KAMEHAMEHA SHOPPING CENTER 1620 North School Street Honolulu, Oahu 96817 9/30/2015	LAHAINA Old Lahaina Center 170 Papalaua Street Lahaina, Maui 96761 3/31/2023	SALT LAKE Salt Lake Shopping Center 848 Ala Lilikoi Street Honolulu, Oahu 96818 1/31/2016

HILO Waiakea Center 315 Makaala Street Hilo, Hawaii 96720 12/31/2018	KANEOHE 46-005 Kawa Street Kaneohe, Oahu 96744 12/31/2014	McCULLY 1111 McCully Street Honolulu, Oahu 96826 5/31/2013	WAIPAHU Waipahu Town Center 94-050 Farrington Highway Waipahu, Oahu 96797 12/31/2014

KAHALA 4819 Kilauea Avenue Honolulu, Oahu 96816 3/16/2015	KAPAHULU Kilohana Square 1016 Kapahulu Avenue Honolulu, Oahu 96816 11/14/2013	MILILANI Town Center of Mililani 95-1249 Meheula Parkway Mililani, Oahu 96789 10/11/2014	WAIPIO Laniakea Plaza 94-1221 Ka Uka Boulevard Waipahu, Oahu 96797 9/30/2016

KAHULUI Queen Kaahumanu Center 275 W. Kaahumanu Avenue Kahului, Maui 96732 12/31/2019	KAPOLEI Ace Center at Kapolei 480 Kamokila Boulevard Kapolei, Oahu 96707 7/31/2014	NUUANU Nuuanu Shopping Center 1613 Nuuanu Avenue Honolulu, Oahu 96817 7/22/2021

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. Except as previously disclosed, at December 31, 2012, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market, Holder and Dividend Information. Our common stock is traded on the NASDAQ Global Select Market under the symbol “TBNK.” The approximate number of holders of record of Territorial Bancorp Inc.’s common stock as of February 28, 2013 was 1,292. Certain shares of Territorial Bancorp Inc. are held in “nominee” or “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market and dividend information for Territorial Bancorp Inc.’s common stock for the two years ended December 31, 2012. The following information with respect to high and low closing prices was provided by the NASDAQ Global Select Market.

	High	Low	Dividends Declared Per Share
Year Ended December 31, 2012
Quarter ended December 31, 2012	$23.39	$22.00	$0.22
Quarter ended September 30, 2012	$24.32	$22.54	$0.11
Quarter ended June 30, 2012	$23.14	$20.87	$0.11
Quarter ended March 31, 2012	$21.98	$19.91	$0.10

Year Ended December 31, 2011
Quarter ended December 31, 2011	$20.31	$18.87	$0.09
Quarter ended September 30, 2011	$21.29	$18.96	$0.09
Quarter ended June 30, 2011	$20.72	$19.27	$0.09
Quarter ended March 31, 2011	$20.25	$18.91	$0.07

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

(e) Stock Repurchases. The following table sets forth information in connection with repurchases of our shares of common stock during the fourth quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1)
November 1, 2012 through November 30, 2012	61,865	$22.23	61,865	216,674
December 1, 2012 through December 31, 2012	33,592	22.56	33,592	183,082

Total	95,457	$22.34	95,457	183,082

(1)	On December 9, 2011, our Board of Directors authorized the repurchase of up to 552,000 shares of our common stock. In accordance with this authorization, we had repurchased 368,918 shares of our common stock as of December 31, 2012. This repurchase authorization originally expired on August 15, 2012, but on August 13, 2012, it was extended to February 15, 2013. We have entered into a 10b5-1 plan with respect to our stock repurchase plan.

(f) Stock Performance Graph. Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on our shares of common stock between July 13, 2009 and December 31, 2012, (b) the cumulative total return on stocks included in the Total Return Index for the NASDAQ Stock Market (US) over such period, and (c) the cumulative total return on stocks included in the NASDAQ Bank Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that the Company’s stock performance will continue in the future with the same or similar trend depicted in the graph. The Company will not make or endorse any predictions as to future stock performance.

	Period Ending
Index	07/13/09	12/31/09	06/30/10	12/31/10	06/30/11	12/31/11	06/30/12	12/31/12
Territorial Bancorp Inc.	100.00	120.41	127.06	134.55	141.17	135.79	158.10	160.98
SNL Bank and Thrift	100.00	114.18	112.89	127.47	117.96	99.12	115.90	133.10
NASDAQ Composite	100.00	127.12	118.71	150.19	157.72	149.00	168.84	175.45

ITEM 6.	Selected Financial Data

The following selected consolidated financial and other data has been derived, in part, from the consolidated financial statements and notes appearing elsewhere in this annual report.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Financial Condition Data:

Total assets	$1,574,627	$1,537,571	$1,443,412	$1,389,612	$1,224,446
Cash and cash equivalents	182,818	131,937	194,435	135,953	11,216
Investment securities held to maturity	554,673	653,871	530,555	598,394	527,767
Loans receivable, net	774,876	688,095	641,790	597,700	633,160
Bank-owned life insurance	31,177	30,234	29,266	28,249	27,107
Federal Home Loan Bank of Seattle stock, at cost	12,128	12,348	12,348	12,348	12,348
Deposits	1,237,847	1,166,116	1,076,470	1,014,668	923,914
Federal Home Loan Bank of Seattle advances	20,000	20,000	10,000	0	35,791
Securities sold under agreements to repurchase	70,000	108,300	105,200	130,200	115,200
Subordinated debentures	0	0	0	0	24,221
Stockholders’ equity	218,972	213,961	227,359	219,671	99,381

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Operating Data:

Interest and dividend income	$60,149	$62,733	$61,115	$61,525	$61,220
Interest expense	9,229	11,285	14,828	19,984	25,247

Net interest income	50,920	51,448	46,287	41,541	35,973
Provision for loan losses	415	418	345	1,198	149

Net interest and dividend income after provision for loan losses	50,505	51,030	45,942	40,343	35,824
Noninterest income	7,068	5,111	2,128	2,505	2,173
Noninterest expense	34,438	34,654	31,530	29,545	27,003

Income before income taxes	23,135	21,487	16,540	13,303	10,994
Income taxes	8,297	8,698	5,512	4,639	3,794

Net income	$14,838	$12,789	$11,028	$8,664	$7,200

	At or For the Years Ended December 31,
	2012	2011	2010	2009	2008

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.95%	0.85%	0.77%	0.66%	0.60%
Return on average equity (ratio of net income to average equity)	6.78%	5.72%	4.91%	5.50%	7.37%
Interest rate spread (1)	3.25%	3.41%	3.14%	3.04%	2.95%
Net interest margin (2)	3.36%	3.55%	3.35%	3.26%	3.14%
Efficiency ratio (3)	59.39%	61.27%	65.12%	67.08%	70.79%
Noninterest expense to average total assets	2.20%	2.31%	2.20%	2.24%	2.25%
Average interest-earning assets to average interest-bearing liabilities	117.38%	118.21%	119.19%	114.30%	108.71%
Average equity to average total assets	13.97%	14.91%	15.69%	11.93%	8.15%
Basic earnings per share (4)	$1.47	$1.19	$0.97	$0.77	N/A
Diluted earnings per share (4)	$1.45	$1.17	$0.97	$0.77	N/A
Dividend payout ratio	37.24%	29.06%	24.74%	N/A	N/A

Asset Quality Ratios:
Nonperforming assets to total assets	0.28%	0.22%	0.06%	0.05%	0.02%
Nonperforming loans to total loans	0.56%	0.42%	0.12%	0.09%	0.02%
Allowance for loan losses to nonperforming loans	37.95%	52.65%	184.16%	323.27%	603.36%
Allowance for loan losses to total loans	0.22%	0.22%	0.23%	0.28%	0.14%

Capital Ratios (bank-level only):
Total capital (to risk-weighted assets)	36.87%	38.76%	43.06%	37.18%	24.97%
Tier I capital (to risk-weighted assets)	36.57%	38.47%	42.75%	36.85%	24.82%
Tier I capital (to total assets)	13.13%	13.07%	14.02%	13.67%	9.89%

Other Data:
Number of full-service offices	27	27	26	25	24
Full-time equivalent employees	271	258	252	256	250

(1)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	The number of shares for the year ended 2009 are calculated from the effective date of July 10, 2009 to the period end.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have continued our focus on originating one- to four-family residential real estate loans. Our emphasis on conservative loan underwriting has resulted in low levels of nonperforming assets at a time when many financial institutions are experiencing significant asset quality issues. Our nonperforming assets totaled $4.4 million or 0.28% of total assets at December 31, 2012, compared to $3.3 million, or 0.22% of total assets at December 31, 2011, and $808,000, or 0.06% of total assets at December 31, 2010. As of December 31, 2012, nonperforming assets included 19 mortgage loans for $4.4 million. Our nonperforming loans and loss experience has enabled us to maintain a relatively low allowance for loan losses in relation to other peer institutions and correspondingly resulted in low levels of provisions for loan losses. Our provisions for loan losses were $415,000, $418,000 and $345,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Other than our loans for the construction of one- to four-family residential homes, we do not offer “interest only” mortgage loans on one- to four-family residential properties (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (traditionally defined as nonconforming loans having less than full documentation). We also do not own any private label mortgage-backed securities that are collateralized by Alt-A, low or no documentation or subprime mortgage loans.

Our operations in recent years have been affected by our efforts to manage our interest rate risk position. In 2010, we obtained $10.2 million of shorter-duration mortgage-backed securities, sold $45.1 million of fixed-rate mortgage loan production and obtained $10.0 million of long-term, fixed-rate borrowings. In 2011, we sold $61.2 million of fixed-rate mortgage loan production and obtained $57.0 million of long-term, fixed-rate borrowings. In 2012, we sold $107.9 million of fixed-rate mortgage loans and purchased $8.2 million of shorter-duration mortgage-backed securities. See “—Management of Market Risk” for a discussion of all of the actions we took in 2010, 2011 and 2012 in managing interest rate risk.

All of the Bank’s mortgage-backed securities and collateralized mortgage obligations have been issued by Freddie Mac, Fannie Mae or Ginnie Mae, U.S. government-sponsored enterprises. These agencies guarantee the payment of principal and interest on the Bank’s mortgage-backed securities. We do not own any preferred stock issued by Fannie Mae or Freddie Mac. As of December 31, 2012, our borrowing capacity at the Federal Home Loan Bank of Seattle was $370.6 million compared to $361.0 million at December 31, 2011.

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

Securities Impairment. We periodically perform analyses to determine whether there has been an other-than-temporary decline in the value of our securities. Our held-to-maturity securities consist primarily of debt securities for which we have a positive intent and ability to hold to maturity, and are carried at amortized cost. Our available-for-sale securities are carried at fair value. We conduct a quarterly review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, we would adjust the cost basis of the security by writing down the security for any credit losses through a charge on the income statement. The market values of our securities are affected by changes in interest rates as well as shifts in the market’s perception of the issuers. The fair value of investment securities is usually based on quoted market prices or dealer quotes. However, if there are no observable market inputs (for securities such as trust preferred securities), we estimate the fair value using unobservable inputs. We discount projected cash flows using a risk-adjusted discount rate in accordance with the Fair Value Measurements and Disclosures topic of the FASB ASC.

On April 9, 2009, the Financial Accounting Standards Board revised the Investments—Debt and Equity Securities and the Fair Value Measurements topics of the FASB ASC. The revisions amend the other-than-temporary impairment guidance for U.S. GAAP for debt securities to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in a company’s financial statements. Before these revisions, to conclude that an impairment was not other than temporary, an entity was required, among other considerations, to assert that it had the intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 5M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities,” and other authoritative literature. As a result of these revisions, an entity should assess whether the entity (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery (for example, if its cash or working capital requirements or contractual or regulatory obligations indicate that the debt security will be required to be sold before the forecasted recovery occurs). The revisions also change the trigger used to assess the collectability of cash flows from “probable that the investor will be unable to collect all amounts due” to “the entity does not expect to recover the entire amortized cost basis of the security.” If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, an other-than-temporary impairment shall have occurred. We adopted the two revisions to the FASB ASC for the quarter ended March 31, 2009.

We had previously considered our investment in PreTSL XXIV to be other-than-temporarily impaired. PreTSL XXIV has a book value of $0. Our investment in PreTSL XXIII was determined to be other-than-temporarily impaired and we recorded an impairment charge of $2.4 million in the year ended December 31, 2010. PreTSL XXIII has a book value of $421,000. The difference between the book value of $421,000 and the remaining unamortized cost basis of $1.1 million is reported as other comprehensive loss and is related to noncredit factors such as an inactive trust preferred securities market.

See also “Item 1A. Risk Factors” for a discussion on our investment in trust preferred securities.

We evaluated our $12.1 million investment in FHLB stock for other-than-temporary impairment as of December 31, 2012. Considering the long-term nature of this investment, the liquidity position of the FHLB of Seattle, the actions taken by the FHLB of Seattle to meet its regulatory capital requirement, and our intent not to sell this investment for a period of time sufficient to recover the par value, our FHLB stock was not considered other-than-temporarily impaired. As of December 31, 2012, the FHLB of Seattle has met all of its regulatory capital requirements. Moody’s Investor Services and Standard and Poor’s have given the FHLB of Seattle long-term credit ratings of Aaa and AA, respectively. Even though we did not recognize an other-than-temporary impairment loss on our investment in FHLB stock in 2012, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

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

Defined Benefit Retirement Plan. Defined benefit plan obligations and related assets of our defined benefit retirement plan are presented in Note 15 to the Consolidated Financial Statements. Effective December 31, 2008, the defined benefit retirement plan was frozen and all plan benefits were fixed as of that date. Plan assets, which consist primarily of marketable equity and debt securities, are typically valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate, we utilize a yield that reflects the top 50% of the universe of bonds, ranked in the order of the highest yield. These bonds provide cash flows that match the timing of expected benefit payments. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.

At December 31, 2012, we used weighted-average discount rates of 4.90% and 4.20% for calculating annual pension expense and projected plan liabilities, respectively, and an expected long-term rate of return on plan assets of 7.75% for calculating annual pension expense. At December 31, 2011, we used a weighted-average discount rate of 5.80% and 4.90% for calculating annual pension expense and projected plan liabilities, respectively, and an expected long-term rate of return on plan assets of 7.75% for calculating annual pension expense. For both the discount rate and the asset return rate, a range of estimates could reasonably have been used, which would affect the amount of pension expense and pension liability recorded.

An increase in the discount rate or asset return rate would reduce pension expense in 2012, while a decrease in the discount rate or asset return rate would have the opposite effect. A 25 basis point decrease in the discount rate assumptions would increase 2012 pension expense by $515 and year-end 2012 pension liability by $491,000, while a 25 basis point decrease in the asset return rate would increase 2012 pension expense by $27,000.

Balance Sheet Analysis

Assets. At December 31, 2012, our assets were $1.575 billion, an increase of $37.1 million, or 2.4%, from $1.538 billion at December 31, 2011. The increase was caused by an $86.8 million increase in loans receivable due to an increase in loan production, and a $50.9 million increase in cash and cash equivalents. This was partially offset by a $99.2 million decrease in investment securities, which occurred as repayments and sales of securities exceeded purchases.

Cash and Cash Equivalents. At December 31, 2012, we had $182.8 million of cash and cash equivalents compared to $131.9 million at December 31, 2011. During 2012, cash and cash equivalents increased by $50.9 million due to a $71.7 million increase in deposits, a $99.2 million decrease in investment securities and net income of $14.8 million. This was partially offset by an $86.8 million increase in loans receivable, the payoff of $38.3 million of securities sold under agreements to repurchase, the repurchase of $8.0 million of common stock and the payment of $5.7 million of common stock dividends.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$741,334	94.84%	$654,412	94.13%	$604,456	93.16%	$555,473	91.87%	$581,251	90.94%
Multi-family residential	6,888	0.88	6,956	1.00	5,408	0.83	3,807	0.63	3,756	0.59
Construction, commercial and other	13,819	1.77	11,140	1.60	13,300	2.05	16,672	2.76	18,099	2.83
Home equity loans and lines of credit	15,202	1.94	17,253	2.48	20,064	3.09	21,789	3.60	29,956	4.69
Other loans	4,481	0.57	5,488	0.79	5,635	0.87	6,895	1.14	6,097	0.95

Total loans	781,724	100.00%	695,249	100.00%	648,863	100.00%	604,636	100.00%	639,159	100.00%

Other items:
Unearned fees and discounts, net	(5,176)		(5,613)		(5,585)		(5,255)		(5,100)
Allowance for loan losses	(1,672)		(1,541)		(1,488)		(1,681)		(899)

Loans receivable, net	$774,876		$688,095		$641,790		$597,700		$633,160

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled maturities of our loan portfolio at December 31, 2012. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to four-family residential real estate		Multi-family residential real estate		Construction, commercial and other real estate		Home equity loans and lines of credit		Other loans		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2013	$18	6.02%	$0	0.00%	$0	0.00%	$2	8.88%	$1,056	6.58%	$1,076	6.57%
2014 to 2017	569	5.59	768	6.34	1,087	6.69	391	5.34	947	6.68	3,762	6.31
2018 and beyond	740,747	4.49	6,120	5.91	12,732	5.21	14,809	5.63	2,478	5.73	776,886	4.54

Total	$741,334	4.49%	$6,888	5.96%	$13,819	5.33%	$15,202	5.62%	$4,481	6.13%	$781,724	4.55%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2012 that are contractually due after December 31, 2013.

	Due After December 31, 2013
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
First mortgage:
One- to four-family residential	$735,583	$5,733	$741,316
Multi-family residential	5,640	1,248	6,888
Construction, commercial and other	11,808	2,011	13,819
Home equity loans and lines of credit	6,247	8,953	15,200
Other loans	3,134	291	3,425

Total loans	$762,412	$18,236	$780,648

Securities. At December 31, 2012, our securities portfolio totaled $554.7 million, or 35.2% of assets. At that date, our securities held to maturity consisted of securities with the following amortized costs: $510.0 million of mortgage-backed securities, $44.3 million of collateralized mortgage obligations and $421,000 of trust preferred securities. All of the mortgage-backed securities and collateralized mortgage obligations were issued by Fannie Mae, Freddie Mac or Ginnie Mae. At December 31, 2012, none of the underlying collateral consisted of subprime or Alt-A loans (traditionally defined as nonconforming loans having less than full documentation). At December 31, 2012, we held no common or preferred stock of Fannie Mae or Freddie Mac.

During the year ended December 31, 2012, our securities portfolio decreased by $99.2 million, or 15.2%, primarily due to repayments and sales exceeding purchases.

The following table sets forth the amortized cost and estimated fair value of our securities portfolio (excluding Federal Home Loan Bank of Seattle common stock) at the dates indicated.

	At December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Held to Maturity:
U.S. government sponsored mortgage-backed securities:
Fannie Mae	$124,106	$127,929	$69,254	$73,043	$62,174	$65,576
Freddie Mac	348,569	371,141	462,546	486,895	301,450	310,082
Collateralized mortgage obligations (1)	44,302	44,698	74,548	76,408	122,209	125,427
Ginnie Mae	37,275	39,936	47,491	50,714	44,690	45,631

Total U.S. government sponsored mortgage-backed securities	554,252	583,704	653,839	687,060	530,523	546,716

Trust preferred securities	421	421	32	259	32	128

Total	$554,673	$584,125	$653,871	$687,319	$530,555	$546,844

Available for Sale:
U.S. government sponsored mortgage-backed securities:
Freddie Mac	$0	$0	$0	$0	$5,148	$4,965
Ginnie Mae	0	0	0	0	10,392	10,045

Total U.S. government sponsored mortgage-backed securities	$0	$0	$0	$0	$15,540	$15,010

(1)	All of our collateralized mortgage obligations have been issued by Fannie Mae, Freddie Mac or Ginnie Mae.

Any unrealized loss on individual mortgage-backed securities as of December 31, 2012, 2011 and 2010 was caused by increases in current market interest rates. All of our mortgage-backed securities are guaranteed by U.S. government-sponsored enterprises. Since the decline in market value had been attributable to changes in interest rates and not credit quality, and we have had, and continue to have, the intent not to sell these investments, and it is not more likely than not that we will be required to sell such investments prior to the recovery of the amortized cost basis, we have not considered these investments to be other-than-temporarily impaired as of December 31, 2012, 2011 or 2010.

At December 31, 2012, we owned trust preferred securities with a carrying value of $421,000. This portfolio consists of two securities, which represent investments in a pool of debt obligations issued by Federal Deposit Insurance Corporation-insured financial institutions, insurance companies and real estate investment trusts.

The trust preferred securities market is considered to be inactive as only three transactions have occurred over the past 12 months in the same tranche of securities owned by the Company. The Company used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows. We used a discount rate equal to three-month LIBOR plus 20.00% and provided a fair value estimate of $11.90 per $100 of par value for PreTSL XXIII.

See also “Item 1A. Risk Factors” for a discussion on our investment in trust preferred securities.

At December 31, 2012, we had no investments in a single company (other than U.S. government sponsored enterprises) or entity that had an aggregate book value in excess of 10% of our consolidated equity.

Portfolio Maturities and Coupons. The composition and maturities of the investment securities portfolio at December 31, 2012 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent adjustments have been made, as we did not hold any tax-free investment securities at December 31, 2012.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Coupon	Amortized Cost	Weighted Average Coupon	Amortized Cost	Weighted Average Coupon	Amortized Cost	Weighted Average Coupon	Amortized Cost	Fair Value	Weighted Average Coupon
	(Dollars in thousands)
Held to Maturity:
U.S. government sponsored mortgage-backed securities:
Fannie Mae	$0	0.00%	$0	0.00%	$103	4.54%	$124,003	3.60%	$124,106	$127,929	3.60%
Freddie Mac	0	0.00	0	0.00	33	4.81	348,536	4.08	348,569	371,141	4.08
Collateralized mortgage obligations (1)	0	0.00	309	3.75	2,852	4.37	41,141	4.02	44,302	44,698	4.04
Ginnie Mae	0	0.00	0	0.00	0	0.00	37,275	4.18	37,275	39,936	4.18

Total U.S. government sponsored mortgage-backed securities	0	0.00	309	3.75	2,988	4.38	550,955	3.97	554,252	583,704	3.98
Trust preferred securities	0	0.00	0	0.00	0	0.00	421	2.57	421	421	2.57

Total	$0	0.00%	$309	3.75%	$2,988	4.38%	$551,376	3.97%	$554,673	$584,125	3.98%

(1)	All of our collateralized mortgage obligations have been issued by Fannie Mae, Freddie Mac or Ginnie Mae.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is nontaxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2012, this limit was $52.2 million, and we had invested $31.2 million in bank-owned life insurance at that date.

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

During the year ended December 31, 2012, our deposits grew by $71.7 million, or 6.2%. The increase was caused by our strategy of promoting higher-than-market rates for our passbook and statement savings accounts. Savings accounts grew by $73.2 million, or 9.1%, because of higher interest rates. We also believe that the ability to get immediate access to their funds without incurring an early withdrawal penalty appeals to customers.

At December 31, 2012, we had a total of $205.4 million in certificates of deposit, of which $146.7 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity.

The following tables set forth the distribution of our average total deposit accounts (including interest-bearing and noninterest-bearing deposits), by account type, for the periods indicated.

	For the Years Ended December 31,
	2012			2011
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Deposit type:
Noninterest-bearing	$29,049	2.4%	0.00%	$22,566	2.0%	0.00%
Savings accounts	849,945	70.3	0.51%	771,194	69.1	0.61%
Certificates of deposit	214,722	17.8	0.75%	215,609	19.3	0.93%
Money market	536	0.0	0.19%	540	0.0	0.37%
Checking and Super NOW	114,913	9.5	0.03%	106,218	9.6	0.05%

Total deposits	$1,209,165	100.0%	0.49%	$1,116,127	100.0%	0.61%

	For the Year Ended December 31, 2010
	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Deposit type:
Noninterest-bearing	$18,788	1.8%	0.00%
Savings accounts	715,500	67.2	1.08%
Certificates of deposit	228,835	21.5	1.14%
Money market	19,060	1.8	0.06%
Checking and Super NOW	82,543	7.7	0.06%

Total deposits	$1,064,726	100.0%	0.99%

As of December 31, 2012, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $148.5 million. The following table sets forth the maturity of those certificates as of December 31, 2012.

At December 31, 2012
(In thousands)

Three months or less	$98,518
Over three months through six months	12,608
Over six months through one year	5,924
Over one year to three years	28,079
Over three years	3,358

Total	$148,487

Borrowings and Subordinated Debentures. Our borrowings consist of advances from the Federal Home Loan Bank of Seattle and funds borrowed under securities sold under agreements to repurchase. At December 31, 2012, our securities sold under agreements to repurchase totaled $70.0 million, or 5.2% of total liabilities and our Federal Home Loan Bank advances totaled $20.0 million, or 1.5% of total liabilities. At December 31, 2012, we had the capability to borrow up to $370.6 million in the form of advances from the Federal Home Loan Bank.

During the year ended December 31, 2012, our borrowings decreased by $38.3 million, or 29.9%. The decrease occurred when we paid off $38.3 million of securities sold under agreements to repurchase. Included in this total was $25.0 million of prepayments for which we incurred $321,000 of prepayment penalties. These borrowings had a weighted average interest rate of 4.07% and were prepaid to reduce interest expense on securities sold under agreements to repurchase in future periods. We have not required any other borrowings to fund our operations. Instead, we have primarily funded our operations with the net proceeds from our stock offering, additional deposits, proceeds from loan and security sales and principal repayments on loans and mortgage-backed securities.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Balance at end of year	$20,000	$20,000	$10,000
Average balance during year	$20,000	$19,178	$7,233
Maximum outstanding at any month end	$20,000	$20,000	$10,000
Weighted average interest rate at end of year	2.09%	2.09%	2.12%
Average interest rate during year	2.09%	2.09%	2.11%

The following table sets forth information concerning balances and interest rates on our securities sold under agreements to repurchase at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Balance at end of year	$70,000	$108,300	$105,200
Average balance during year	$89,849	$114,022	$106,422
Maximum outstanding at any month end	$108,300	$122,200	$105,200
Weighted average interest rate at end of year	2.86%	3.35%	3.98%
Average interest rate during year	3.20%	3.61%	4.02%

Stockholders’ Equity. At December 31, 2012, our stockholders’ equity was $219.0 million, an increase of $5.0 million, or 2.3%, from $214.0 million at December 31, 2011. The increase in stockholders’ equity primarily resulted from net income of $14.8 million, a $2.7 million increase in paid-in-capital related to share-based compensation awards and a $1.1 million increase due to the allocation of ESOP shares. This was partially offset by the repurchase of 370,643 shares of our common stock for $8.0 million and the declaration of $5.7 million of dividends during the year ended December 31, 2012.

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

	For the Year Ended December 31, 2012
	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (1)	$694,146	$34,251	4.93%
Multi-family residential	6,784	416	6.13
Construction, commercial and other	12,072	669	5.54
Home equity loans and lines of credit	15,850	922	5.82
Other loans	5,006	308	6.15

Total loans	733,858	36,566	4.98
Investment securities:
U.S. government sponsored mortgage-backed securities (1)	616,627	23,224	3.77
Trust preferred securities	107	0	0.00

Total securities	616,734	23,224	3.77
Other	163,569	359	0.22

Total interest-earning assets	1,514,161	60,149	3.97
Non-interest-earning assets	52,169

Total assets	$1,566,330

Interest-bearing liabilities:
Savings accounts	$849,945	4,295	0.51%
Certificates of deposit	214,722	1,604	0.75
Money market accounts	536	1	0.19
Checking and Super NOW accounts	114,913	36	0.03

Total interest-bearing deposits	1,180,116	5,936	0.50
Federal Home Loan Bank advances	20,000	418	2.09
Other borrowings	89,876	2,875	3.20

Total interest-bearing liabilities	1,289,992	9,229	0.72
Non-interest-bearing liabilities	57,591

Total liabilities	1,347,583
Stockholders’ equity	218,747

Total liabilities and stockholders’ equity	$1,566,330

Net interest income		$50,920

Net interest rate spread (2)			3.25%
Net interest-earning assets (3)	$224,169

Net interest margin (4)			3.36%
Interest-earning assets to interest-bearing liabilities	117.38%

(footnotes on following page)

	For the Years Ended December 31,
	2011			2010
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (1)	$620,971	$32,872	5.29%	$574,924	$31,879	5.54%
Multi-family residential	6,183	394	6.37	4,733	321	6.78
Construction, commercial and other	13,868	828	5.97	16,653	1,058	6.35
Home equity loans and lines of credit	18,367	1,117	6.08	20,815	1,303	6.26
Other loans	5,451	346	6.35	6,243	398	6.38

Total loans	664,840	35,557	5.35	623,368	34,959	5.61
Investment securities:
U.S. government sponsored mortgage-backed securities (1)	635,587	26,851	4.22	577,221	25,754	4.46
Trust preferred securities	32	0	0.00	888	0	0.00

Total securities	635,619	26,851	4.22	578,109	25,754	4.45
Other	149,668	325	0.22	180,658	402	0.22

Total interest-earning assets	1,450,127	62,733	4.33	1,382,135	61,115	4.42
Non-interest-earning assets	50,284			48,102

Total assets	$1,500,411			$1,430,237

Interest-bearing liabilities:
Savings accounts	$771,194	4,707	0.61%	$715,500	7,722	1.08%
Certificates of deposit	215,609	2,013	0.93	228,835	2,614	1.14
Money market accounts	540	2	0.37	19,060	12	0.06
Checking and Super NOW accounts	106,218	48	0.05	82,543	47	0.06

Total interest-bearing deposits	1,093,561	6,770	0.62	1,045,938	10,395	0.99
Federal Home Loan Bank advances	19,178	401	2.09	7,233	153	2.12
Other borrowings	114,022	4,114	3.61	106,422	4,280	4.02

Total interest-bearing liabilities	1,226,761	11,285	0.92	1,159,593	14,828	1.28
Non-interest-bearing liabilities	49,980			46,224

Total liabilities	1,276,741			1,205,817
Stockholders’ equity	223,670			224,420

Total liabilities and stockholders’ equity	$1,500,411			$1,430,237

Net interest income		$51,448			$46,287

Net interest rate spread (2)			3.41%			3.14%
Net interest-earning assets (3)	$223,366			$222,542

Net interest margin (4)			3.55%			3.35%
Interest-earning assets to interest-bearing liabilities	118.21%			119.19%

(1)	Average balance includes loans or investments available for sale.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2012 vs. 2011			Years Ended December 31, 2011 vs. 2010
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential	$3,253	$(1,874)	$1,379	$2,287	$(1,294)	$993
Multi-family residential	36	(14)	22	91	(18)	73
Construction, commercial and other	(102)	(57)	(159)	(169)	(61)	(230)
Home equity loans and lines of credit	(148)	(47)	(195)	(150)	(36)	(186)
Other loans	(28)	(10)	(38)	(50)	(2)	(52)

Total loans	3,011	(2,002)	1,009	2,009	(1,411)	598
U.S. government sponsored mortgage-backed securities	(782)	(2,845)	(3,627)	2,312	(1,215)	1,097
Other	30	4	34	(67)	(10)	(77)

Total interest-earning assets	2,259	(4,843)	(2,584)	4,254	(2,636)	1,618

Interest-bearing liabilities:
Savings accounts	601	(1,013)	(412)	658	(3,673)	(3,015)
Certificates of deposit	(8)	(401)	(409)	(144)	(457)	(601)
Money market accounts	0	(1)	(1)	2	(12)	(10)
Checking and Super NOW accounts	4	(16)	(12)	4	(3)	1

Total interest-bearing deposits	597	(1,431)	(834)	520	(4,145)	(3,625)
Federal Home Loan Bank advances	17	0	17	250	(2)	248
Other borrowings	(807)	(432)	(1,239)	377	(543)	(166)

Total interest-bearing liabilities	(193)	(1,863)	(2,056)	1,147	(4,690)	(3,543)

Change in net interest income	$2,452	$(2,980)	$(528)	$3,107	$2,054	$5,161

Comparison of Operating Results for the Years Ended December 31, 2012, 2011 and 2010

General. Net income increased by $2.0 million, or 16.0%, to $14.8 million for the year ended December 31, 2012 from $12.8 million for the year ended December 31, 2011. The increase in net income was caused by a $2.1 million decrease in interest expense due to lower market interest rates, a $2.0 million increase in noninterest income due to an increase in gains on sale of loans and securities, a $401,000 decrease in income taxes and a $216,000 decrease in noninterest expense. This was partially offset by a $2.6 million decrease in interest and dividend income due to lower market interest rates and a lower average securities balance.

Net income increased by $1.8 million, or 16.0%, to $12.8 million for the year ended December 31, 2011 from $11.0 million for the year ended December 31, 2010. The increase in net income was primarily caused by a $3.5 million decrease in interest expense, a $3.0 million increase in noninterest income and a $1.6 million increase in interest and dividend income. These changes were partially offset by a $3.1 million increase in noninterest expense and a $3.2 million increase in income taxes.

Net Interest Income. Net interest income decreased by $528,000, or 1.0%, to $50.9 million for the year ended December 31, 2012 from $51.4 million for the year ended December 31, 2011. Interest and dividend income decreased by $2.6 million, or 4.1%, to $60.1 million for the year ended December 31, 2012 from $62.7 million for the year ended December 31, 2011. The decrease in interest and dividend income occurred primarily because of a 36 basis point decrease in the average asset yield that was partially offset by a $64.0 million increase in the average balance. Interest expense decreased by $2.1 million, or 18.2%, to $9.2 million for the year ended December 31, 2012 from $11.3 million for the year ended December 31, 2011. The decrease in interest expense is primarily due to a 20 basis point decrease in the average cost of interest-bearing liabilities. The interest rate spread and net interest margin were 3.25% and 3.36%, respectively, for the year ended December 31, 2012, compared to 3.41% and 3.55% for 2011. The 16 basis point decrease in the net interest rate spread is due to a 36 basis point decrease in the average yield on interest-earning assets that was partially offset by a 20 basis point decrease in the cost of interest-bearing liabilities. The decrease in the cost of interest-bearing liabilities resulted from lower market interest rates.

Net interest income increased by $5.2 million, or 11.1%, to $51.4 million for the year ended December 31, 2011 from $46.3 million for the year ended December 31, 2010. Interest and dividend income increased by $1.6 million, or 2.6%, to $62.7 million for the year ended December 31, 2011 from $61.1 million for the year ended December 31, 2010. The increase in interest income is due primarily to a $68.0 million increase in the average balance that was partially offset by a nine basis point decrease in the average yield on interest-earning assets. Interest expense decreased by $3.5 million, or 23.9%, to $11.3 million for the year ended December 31, 2011 from $14.8 million for the year ended December 31, 2010. The decrease in interest expense is due to a 36 basis point decrease in the average cost of interest-bearing liabilities that was partially offset by a $67.2 million increase in the average balance of interest-bearing liabilities. The interest rate spread and net interest margin were 3.41% and 3.55%, respectively, for the year ended December 31, 2011, compared to 3.14% and 3.35% for 2010. The 27 basis point increase in the net interest rate spread is due to a 36 basis point decrease in the cost of interest-bearing liabilities that was partially offset by a nine basis point decrease in the average yield on interest-earning assets.

Interest and Dividend Income. Interest and dividend income decreased by $2.6 million, or 4.1%, to $60.1 million for the year ended December 31, 2012 from $62.7 million for the year ended December 31, 2011. Interest income on investment securities decreased by $3.6 million, or 13.5%, to $23.2 million for the year ended December 31, 2012 from $26.9 million for the year ended December 31, 2011. The decrease in interest income on securities occurred primarily because of a 45 basis point decrease in the average securities yield and an $18.9 million decrease in the average securities balance. The decline in the average yield and balance occurred because of an increase in repayments on higher yielding mortgage-backed securities. A portion of these repayments were reinvested in securities with lower yields. Interest income on loans increased by $1.0 million, or 2.8%, to $36.6 million for the year ended December 31, 2012 from $35.6 million for the year ended December 31, 2011. The increase in interest income on loans occurred because the average balance of loans grew by $69.0 million, or 10.4%, as new loan originations exceeded loan repayments and loan sales. This increase in interest income was partially offset by a 37 basis point decline in the average loan yield to 4.98% for the year ended December 31, 2012 compared to 5.35% for the year ended December 31, 2011. The decline in the average yield on loans occurred because of an increase in repayments on higher-yielding loans and additions of new loans with lower yields to the loan portfolio.

Interest and dividend income increased by $1.6 million, or 2.6%, to $62.7 million for the year ended December 31, 2011 from $61.1 million for the year ended December 31, 2010. Interest income on securities grew by $1.1 million, or 4.3%, to $26.9 million for the year ended December 31, 2011 from $25.8 million for the year ended December 31, 2010. The increase in interest income on securities was primarily due to a $57.5 million increase in the average securities balance, which was partially offset by a 23 basis point decrease in the average securities yield. Interest income on loans increased by $598,000, or 1.7%, to $35.6 million for the year ended December 31, 2011 from $35.0 million for the year ended December 31, 2010. The increase in interest income on loans primarily occurred because the average balance of loans grew by $41.5 million, or 6.7%, as new loan originations exceeded loan repayments and loan sales. This increase in interest income was partially offset by a 26 basis point decrease in the average loan yield to 5.35% for the year ended December 31, 2011 from 5.61% for the year ended December 31, 2010. The decline in the average yield on loans occurred because of an increase in repayments on higher-yielding loans and additions of new loans with lower yields to the loan portfolio.

Interest Expense. Interest expense decreased by $2.1 million, or 18.2%, to $9.2 million for the year ended December 31, 2012 from $11.3 million for the year ended December 31, 2011. Interest expense on securities sold under agreements to repurchase decreased by $1.2 million, or 30.1%, during the year ended December 31, 2012. This decrease was caused by a $24.1 million, or 21.2%, decrease in the average outstanding balance and a 41 basis point decrease in the average interest rate to 3.20% for the year ended December 31, 2012 compared to 3.61% for the year ended December 31, 2011. The decrease in the average outstanding balance was due to the repayment of $13.3 million of maturing borrowings and prepayment of $25.0 million of borrowings during the year ended December 31, 2012. Interest expense on deposits decreased by $834,000, or 12.3%, to $5.9 million for the year ended December 31, 2012 from $6.8 million for the year ended December 31, 2011. During the year ended December 31, 2012, interest expense on certificates of deposit and savings accounts declined by $409,000 and $412,000, respectively, due to a decrease in the average interest rates of 18 and 10 basis points, respectively. We lowered the rates we pay on certificates of deposit and savings accounts due to declining market interest rates and increased liquidity from principal repayments on loans and mortgage-backed securities. However, the interest rates on our savings accounts are still higher than market interest rates. The decrease in the average interest rate on deposits was partially offset by an $86.6 million, or 7.9%, increase in the average balance of deposit accounts.

Interest expense decreased by $3.5 million, or 23.9%, to $11.3 million for the year ended December 31, 2011 from $14.8 million for the year ended December 31, 2010. Interest expense on deposits decreased by $3.6 million, or 34.9%, to $6.8 million for the year ended December 31, 2011 compared to $10.4 million for the year ended December 31, 2010. The decline in interest expense on deposits was primarily caused by a 47 basis point decrease in the average rate paid on savings accounts. The decrease in the rate was partially offset by a $55.7 million, or 7.8%, increase in the average balance of savings accounts. We lowered the rates we pay on deposits due to declining market interest rates and increased liquidity from principal repayments on loans and mortgage-backed securities. However, the interest rates on our savings accounts are still higher than market interest rates. Interest expense on Federal Home Loan Bank advances increased by $248,000, or 162.1%, during the year ended December 31, 2011 as we obtained a $10.0 million advance during the three months ended March 31, 2011 to control our interest rate risk. Interest expense on securities sold under agreements to repurchase decreased by $166,000, or 3.9%, because the average interest rate on these borrowings decreased by 41 basis points, or 10.2%, during the year ended December 31, 2011. This decrease was partially offset by a $7.6 million increase in the average outstanding balance of these borrowings to $114.0 million for the year ended December 31, 2011.

Provision for Loan Losses. Based on our analysis of the factors described in “—Allowance for Loan Losses,” we recorded provisions for loan losses of $415,000, $418,000 and $345,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The provisions for loan losses reflected net charge-offs of $284,000, $365,000 and $538,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.22%, 0.22% and 0.23% at December 31, 2012, 2011 and 2010, respectively. Nonaccrual loans totaled $4.4 million, $2.9 million and $808,000 at December 31, 2012, 2011 and 2010, respectively. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at December 31, 2012, 2011 and 2010.

Noninterest Income. The following table summarizes changes in noninterest income for the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,			Change 2012/2011		Change 2011/2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)

Service fees on loan and deposit accounts	$2,044	$2,284	$2,401	$(240)	(10.5)%	$(117)	(4.9)%
Income on bank-owned life insurance	942	968	1,017	(26)	(2.7)%	(49)	(4.8)%
Gain on sale of investment securities	1,234	451	350	783	173.6%	101	28.9%
Gain on sale of loans	2,411	711	442	1,700	239.1%	269	60.9%
Other-than-temporary impairment losses	0	0	(2,404)	0	0.0%	2,404	100.0%
Other	437	697	322	(260)	(37.3)%	375	116.5%

Total	$7,068	$5,111	$2,128	$1,957	38.3%	$2,983	140.2%

Noninterest income increased by $2.0 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. During the years ended December 31, 2012 and 2011, we sold $107.9 million and $61.2 million, respectively, of mortgage loans held for sale and recognized gains of $2.4 million and $711,000, respectively. During the years ended December 31, 2012 and 2011, we also sold $16.0 million and $3.5 million, respectively, of held-to-maturity investment securities and recognized gains of $1.2 million and $261,000, respectively. The sale of these securities, for which the Company had already received a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investment topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio.

Noninterest income increased by $3.0 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. We recognized a $2.4 million loss for other-than-temporary impairment on our investments in trust preferred securities for the year ended 2010. During the year ended December 31, 2011, we did not incur any other-than-temporary impairment loss on our investments. Our investment in trust preferred securities is further discussed in “Item 1A. Risk Factors.” Other noninterest income increased by $375,000 for the year ended December 31, 2011. This increase was primarily due to a legal settlement of an insurance claim in the amount of $194,000 during the year ended December 31, 2011 and an increase in financial service commissions of $171,000. During the years ended December 31, 2011 and 2010, we sold $61.2 million and $45.1 million, respectively, of mortgage loans held for sale and recognized gains of $711,000 and $442,000, respectively.

Noninterest Expense. The following table summarizes changes in noninterest expense for the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,			Change 2012/2011		Change 2011/2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)

Salaries and employee benefits	$20,609	$21,621	$18,793	$(1,012)	(4.7)%	$2,828	15.0%
Occupancy	5,246	4,988	4,719	258	5.2%	269	5.7%
Equipment	3,269	3,191	2,963	78	2.4%	228	7.7%
Loss on extinguishment of debt	321	0	0	321	n/a	0	0.0%
Federal deposit insurance premiums	767	865	1,195	(98)	(11.3)%	(330)	(27.6)%
Other general and administrative expenses	4,226	3,989	3,860	237	5.9%	129	3.3%

Total	$34,438	$34,654	$31,530	$(216)	(0.6)%	$3,124	9.9%

Noninterest expense decreased by $216,000 to $34.4 million for the year ended December 31, 2012 from $34.7 million for the year ended December 31, 2011. Salaries and employee benefits decreased by $1.0 million during the year ended December 31, 2012 primarily because the Company recognized $696,000 of share-based compensation expenses in the year ended December 31, 2011 when a director passed away that resulted in the immediate vesting of restricted stock and stock options. In addition, the Company recognized a $762,000 increase in the credit to compensation expense for the cost of originating new mortgage loans because of an increase in new loan originations. The Receivables topic of the FASB ASC allows financial institutions to take a credit against compensation expense for the direct cost of originating loans. This was partially offset by a bank-wide budgeted salary increase of approximately 2.0%, which was effective July 1, 2012, and higher cash bonuses. During the year ended December 31, 2012, the Company prepaid $25.0 million of securities sold under agreements to repurchase, which had a weighted-average interest rate of 4.07%, and incurred $321,000 of prepayment penalties, which is reported as loss on extinguishment of debt. The prepayment of this borrowing will reduce interest expense in future periods on securities sold under agreements to repurchase.

Noninterest expense rose by $3.1 million to $34.7 million for the year ended December 31, 2011 from $31.5 million for the year ended December 31, 2010. Salaries and employee benefits increased by $2.8 million to $21.6 million for the year ended December 31, 2011 from $18.8 million for the year ended December 31, 2010. The increase in salaries and employee benefits was primarily due to a $2.5 million increase in expenses accrued for the equity incentive plan, which was approved by stockholders in August 2010. Included in the $2.5 million increase is $696,000 of share-based compensation expenses that the Company recognized when a director passed away, which resulted in the immediate vesting of stock awards. In addition, the Company incurred a bank-wide budgeted salary increase of approximately 2.0%, which was effective July 1, 2011, higher cash bonus accruals, a $122,000 increase in payroll taxes and a $70,000 increase in health insurance expenses. These increases for salaries and employee benefits were partially offset by a $445,000 decrease in supplemental executive retirement plan expenses. Federal deposit insurance premium expense declined by $330,000 to $865,000 for the year ended December 31, 2011 from $1.2 million for the year ended December 31, 2010. The decrease in federal deposit insurance premium expense is primarily due to a decline in the premium rate.

Income Tax Expense. Income taxes were $8.3 million for 2012, reflecting an effective tax rate of 35.9%, $8.7 million for 2011, reflecting an effective tax rate of 40.5%, and $5.5 million for 2010, reflecting an effective tax rate of 33.3%. The effective tax rate in 2012 was lower than the tax rate in 2011 primarily due to an increase in permanent tax benefits related to our share-based compensation plans and a one-time reduction in deferred taxes related to prepaid expenses. The effective tax rate in 2011 was higher than the tax rate in 2010 primarily due to a $1.0 million tax refund from the State of Hawaii, which was recorded in 2010 as settlement of a tax case involving dividend received deductions. The refund was subject to federal and state income taxes. The amount of income from bank-owned life insurance relative to the lower amounts of income before taxes in 2010 also caused the 2010 effective tax rate to be lower than the 2011 effective tax rate.

Nonperforming and Problem Assets

When a residential mortgage loan or home equity line of credit is 15 days past due, we attempt personal, direct contact with the borrower to determine when payment will be made. On the first day of the following month, we mail a letter reminding the borrower of the delinquency, and will send an additional letter when a loan is 60 days or more past due. If necessary, subsequent late charges are issued and the account will be monitored on a regular basis thereafter. By the 75th day of delinquency, unless the borrower has made arrangements to bring the loan current, we will refer the loan to legal counsel to commence foreclosure proceedings. Upon the recommendation of our Vice President of Mortgage Loan Servicing, our Senior Vice President of Special Credits can shorten these time frames.

Commercial business loans, commercial real estate loans and consumer loans are generally handled in the same manner as residential mortgage loans or home equity lines of credit. All commercial business loans that are 15 days past due are immediately referred to our senior lending officer. In addition, we generate past due notices and attempt direct contact with a borrower when a consumer loan is 10 days past due. Because of the nature of the collateral securing consumer loans, we may commence collection procedures earlier for consumer loans than for residential mortgage loans or home equity lines of credit.

Loans are placed on nonaccrual status when payment of principal or interest is more than 90 days delinquent. Loans are also placed on nonaccrual status if collection of principal or interest in full is in doubt. When loans are placed on a nonaccrual status, unpaid accrued interest is fully reversed. The loan may be returned to accrual status if both principal and interest payments are brought current and full payment of principal and interest is expected.

Nonperforming Assets. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Nonaccrual loans:
Real estate loans:
First mortgage:
One- to four-family residential	$4,246	$2,582	$801	$517	$0
Construction, commercial and other	0	184	2	0	0
Home equity loans and lines of credit	160	158	0	0	149
Other loans	0	3	5	3	0

Total nonaccrual loans	4,406	2,927	808	520	149

Real estate owned:
Real estate loans:
First mortgage:
One- to four-family residential	0	408	0	159	131

Total real estate owned	0	408	0	159	131

Total nonperforming assets	4,406	3,335	808	679	280

Loans delinquent 90 days or greater and still accruing interest	0	0	0	0	0

Restructured loans still accruing interest:
Real estate loans:
First mortgage:
One- to four-family residential	2,529	2,345	2,600	2,724	309

Total restructured loans still accruing interest	2,529	2,345	2,600	2,724	309

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$6,935	$5,680	$3,408	$3,403	$589

Ratios:
Nonperforming loans to total loans	0.56%	0.42%	0.12%	0.09%	0.02%
Nonperforming assets to total assets	0.28%	0.22%	0.06%	0.05%	0.02%

For the years ended December 31, 2012, 2011, 2010, 2009 and 2008, gross interest income that would have been recorded had our nonaccruing loans been current in accordance with their original terms was $219,000, $127,000, $36,000, $27,000 and $3,000, respectively. For the years ended December 31, 2012, 2011, 2010, 2009 and 2008, we recognized $105,000, $32,000, $0, $5,000 and $3,000, respectively, of interest income on such nonaccruing loans on a cash basis during the year. For the years ended December 31, 2012, 2011, 2010, 2009 and 2008, gross interest income due and collected on our accruing restructured loans was $111,000, $119,000, $42,000, $73,000 and $0, respectively.

The Company had 20 troubled debt restructurings totaling $5.2 million as of December 31, 2012 that were considered to be impaired. This total included 19 one- to four-family residential mortgage loans totaling $5.1 million and one home equity loan for $160,000. Eight of the loans, totaling $2.5 million, are performing in accordance with their restructured terms and accruing interest at December 31, 2012. 11 of the loans, totaling $2.4 million, are performing in accordance with their restructured terms but not accruing interest as of December 31, 2012. One of the loans, for $329,000, is 150 days or more delinquent and not accruing interest as of December 31, 2012. There were 11 troubled debt restructurings totaling $2.9 million as of December 31, 2011 that were considered to be impaired. There were ten one-

to four-family residential mortgage loans totaling $2.8 million and one home equity loan for $159,000. Eight of the loans, totaling $2.3 million, are performing in accordance with their restructured terms and accruing interest at December 31, 2011. Two of the loans, totaling $344,000, are performing in accordance with their restructured terms but not accruing interest at December 31, 2011. One of the loans, for $248,000, is 59 days delinquent and not accruing interest at December 31, 2011. The increase in troubled debt restructurings in 2012 occurred when, in consultation with the Office of the Comptroller of the Currency, Territorial Savings Bank’s primary regulator, we classified $3.7 million of mortgage loans, which had been modified to provide for interest only payments, as troubled debt restructurings. Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers.

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2012
Real estate loans:
First mortgage:
One- to four-family residential	1	$152	8	$2,044	9	$2,196
Other loans	1	2	0	0	1	2

Total loans	2	$154	8	$2,044	10	$2,198

At December 31, 2011
Real estate loans:
First mortgage:
One- to four-family residential	0	$0	7	$2,148	7	$2,148
Construction, commercial and other	0	0	1	184	1	184
Other loans	0	0	1	3	1	3

Total loans	0	$0	9	$2,335	9	$2,335

At December 31, 2010
Real estate loans:
First mortgage:
One- to four-family residential	0	$0	5	$801	5	$801
Construction, commercial and other	0	0	1	2	1	2
Other loans	3	8	1	5	4	13

Total loans	3	$8	7	$808	10	$816

At December 31, 2009
Real estate loans:
First mortgage:
One- to four-family residential	0	$0	1	$274	1	$274
Other loans	1	1	4	3	5	4

Total loans	1	$1	5	$277	6	$278

At December 31, 2008
Real estate loans:
First mortgage:
One- to four-family residential	3	$871	0	$0	3	$871
Other loans	1	3	0	0	1	3

Total loans	4	$874	0	$0	4	$874

Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at estimated fair value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair value result in charges to expense after acquisition. At December 31, 2012, 2011, 2010, 2009 and 2008 we had real estate owned of $0, $408,000, $0, $159,000 and $131,000, respectively.

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

We maintain an allowance for loan losses at an amount estimated to equal all credit losses incurred in our loan portfolio that are both probable and reasonable to estimate at a balance sheet date. Our determination as to the classification of our assets and the amount of our loss allowances is subject to review by our principal federal regulator, the Office of the Comptroller of the Currency, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at December 31, 2012, classified assets consisted of substandard assets of $7.3 million, special mention assets of $2.6 million and no doubtful or loss assets. The classified assets total at December 31, 2012 was $9.9 million and included $4.5 million of troubled debt restructurings, $4.3 million of nonperforming loans and $1.1 million of trust preferred securities. Effective December 31, 2012, we will automatically designate any loan that is 30 to 59 days delinquent as special mention and will automatically classify any loan that is delinquent 60 to 89 days as substandard. Loans which have been delinquent for fewer days can be classified in these categories.

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

Residential mortgage loans represent the largest segment of our loan portfolio. All of the residential mortgage loans are secured by a first mortgage on residential real estate in Hawaii, consist primarily of fixed-rate mortgage loans that have been underwritten to Freddie Mac and Fannie Mae guidelines and have similar risk characteristics. The loan loss allowance is determined by first calculating the historical loss rate for this segment of the portfolio. The loss rate may be adjusted for qualitative and environmental factors. The allowance for loan loss is calculated by multiplying the adjusted loss rate by the total loans in this segment of the portfolio.

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

We also use historical loss rates adjusted for qualitative and environmental factors to establish loan loss allowances for the following portfolio segments:

•	home equity loans and lines of credit; and

•	consumer and other loans.

We have a limited loss experience for the construction, commercial and other mortgage segment of the loan portfolio. The loan loss allowance on this portfolio segment is determined using the loan loss rate of other financial institutions in the State of Hawaii. The allowance for loan loss is calculated by multiplying the loan loss rate of other financial institutions in the state by the total loans in this segment of the loan portfolio.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2012	2011	2010	2009	2008
(Dollars in thousands)
Balance at beginning of year	$1,541	$1,488	$1,681	$899	$768

Charge-offs:
Real estate loans:
First mortgage:
One- to four-family residential	333	188	238	268	0
Construction, commercial and other	8	54	41	0	0
Home equity loans and lines of credit	3	9	0	149	0
Other loans	48	164	376	9	23

Total charge-offs	392	415	655	426	23

Recoveries:
Real estate loans:
First mortgage:
One- to four-family residential	79	28	99	0	0
Construction, commercial and other	8	0	7	0	0
Home equity loans and lines of credit	5	0	0	0	0
Other loans	16	22	11	10	5

Total recoveries	108	50	117	10	5

Net charge-offs	(284)	(365)	(538)	(416)	(18)
Provision for loan losses	415	418	345	1,198	149

Balance at end of year	$1,672	$1,541	$1,488	$1,681	$899

Ratios:
Net charge-offs to average loans outstanding	0.04%	0.06%	0.09%	0.07%	0.00%
Allowance for loan losses to nonperforming loans at end of year	37.95%	52.65%	184.16%	323.27%	603.36%
Allowance for loan losses to total loans at end of year	0.22%	0.22%	0.23%	0.28%	0.14%

The ratio of allowance for loan losses to nonperforming loans decreased to 37.95% at December 31, 2012 from 52.65% at December 31, 2011. This occurred when, in consultation with the Office of Comptroller of the Currency, Territorial Savings Bank’s primary regulator, we classified $2.2 million of mortgage loans as nonperforming. We do not believe this had a material effect on our allowance for loan losses.

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category. The allowance for loan losses for each category is affected by the national and Hawaii economies and interest rates as well as other factors.

	At December 31,
	2012		2011		2010
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real estate loans:
First mortgage:
One- to four-family residential	$585	94.84%	$624	93.90%	$577	92.99%
Multi-family residential	5	0.88	7	1.00	6	0.83
Construction, commercial and other	818	1.77	285	1.83	277	2.22
Home equity loans and lines of credit	35	1.94	258	2.48	305	3.09
Other loans	107	0.57	291	0.79	208	0.87

Total allocated allowance	1,550	100.00	1,465	100.00	1,373	100.00
Unallocated	122	0.00	76	0.00	115	0.00

Total	$1,672	100.00%	$1,541	100.00%	$1,488	100.00%

	At December 31,
	2009		2008
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real estate loans:
First mortgage:
One- to four-family residential	$536	91.25%	$53	90.52%
Multi-family residential	14	0.63	5	0.58
Construction, commercial and other	183	3.41	171	3.28
Home equity loans and lines of credit	573	3.58	405	4.67
Other loans	219	1.13	222	0.95

Total allocated allowance	1,525	100.00	856	100.00
Unallocated	156	0.00	43	0.00

Total	$1,681	100.00%	$899	100.00%

The Company revised the qualitative factors that were used to determine the allowance for loan losses on construction, commercial and other mortgage loans, home equity loans and lines of credit and other loans. As a result of these modifications, the Company increased the portion of the allowance for loan losses attributable to construction, commercial and other mortgage loans and decreased the portion of the allowance for loan losses attributable to home equity loans and lines of credit and other loans. The allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

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

We continued our efforts to reduce interest rate risk in 2010 by purchasing $10.2 million of shorter-duration mortgage-backed securities, selling $45.1 million of fixed-rate mortgage loan originations and obtaining $10.0 million of long-term, fixed-rate borrowings. In 2011, we sold $61.2 million of fixed-rate mortgage loan production and obtained $57.0 million of long-term, fixed-rate borrowings. In 2012, we purchased $8.2 million of shorter-duration mortgage-backed securities and sold $107.9 million of fixed-rate mortgage loan production. In addition, we may utilize the following strategies to further reduce our interest rate risk:

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

•

Subject to the maintenance of our credit quality standards, originating commercial loans and home equity lines of credit, which have adjustable interest rates and shorter average lives than first mortgage loans; and

•	Maintaining relatively high regulatory capital ratios.

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

Economic Value of Equity. We use an interest rate sensitivity analysis that computes changes in the economic value of equity (EVE) of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. EVE represents the market value of portfolio equity and is equal to the present value of assets minus the present value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market-risk-sensitive instruments in the event of a sudden and sustained 100 to 400 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. Given the current relatively low level of market interest rates, an EVE calculation for an interest rate decrease of greater than 100 basis points has not been prepared.

The following table presents our internal calculations of the estimated changes in our EVE as of December 31, 2012 that would result from the designated instantaneous changes in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE	Percentage Change in EVE	EVE Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in EVE Ratio as a Percent of Present value of Assets (3)(4)
(Dollars in thousands)

+400	$226,724	$(24,941)	(9.91)%	14.28%	(1.18)%
+300	$242,772	$(8,893)	(3.53)%	15.10%	(0.36)%
+200	$259,154	$7,489	2.98%	15.92%	0.46%
+100	$267,628	$15,963	6.34%	16.32%	0.86%
0	$251,665	$0	0.00%	15.46%	0.00%
(100)	$212,454	$(39,211)	(15.58)%	13.37%	(2.09)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan repayments, advances from the Federal Home Loan Bank of Seattle, securities sold under agreements to repurchase, proceeds from loan and security sales and principal repayments on securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Treasurer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2012.

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

Our most liquid asset is cash. The level of this asset is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2012, cash and cash equivalents totaled $182.8 million. On that date, we had $70.0 million in securities sold under agreements to repurchase outstanding and $20.0 million of Federal Home Loan Bank advances outstanding with the ability to borrow an additional $370.6 million under Federal Home Loan Bank advances.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2012, we had $39.3 million in loan commitments outstanding, most of which were for fixed-rate loans. In addition to commitments to originate loans, we had $22.0 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2012 totaled $146.7 million, or 11.8% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2013. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the years ended December 31, 2012, 2011 and 2010, we originated $371.5 million, $251.0 million and $203.6 million of loans, respectively. During these years, we purchased $148.0 million, $297.9 million and $185.1 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and securities sold under agreements to repurchase. We experienced net increases in deposits of $71.7 million and $89.6 million for the years ended December 31, 2012 and 2011, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Seattle, which provide an additional source of funds. We also utilize securities sold under agreements to repurchase as another borrowing source. At December 31, 2012, we had the ability to borrow up to an additional $370.6 million from the Federal Home Loan Bank of Seattle. Securities sold under agreements to repurchase decreased by $38.3 million for the year ended December 31, 2012.

In 2011 and 2010, the Company adopted common stock repurchase programs. Shares repurchased will reduce the amount of shares issued and outstanding. The repurchased shares may be reissued in connection with share-based compensation plans and for general corporate purposes. During the years ended December 31, 2012 and 2011, the Company repurchased 347,196 and 1,281,268 shares, respectively, of the total 1,867,253 shares authorized by the Board of Directors. For the years ended December 31, 2012 and 2011, the shares were repurchased at an average cost of $21.52 and $19.52, respectively.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2012, Territorial Savings Bank exceeded all regulatory capital requirements. Territorial Savings Bank is considered “well capitalized” under regulatory guidelines. See Note 21 of the Notes to the Consolidated Financial Statements.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2012. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(In thousands)

Long-term debt	$33,000	$57,000	$0	$0	$90,000
Operating leases	2,354	4,067	3,165	2,729	12,315
Capitalized leases	0	0	0	0	0
Purchase obligations	2,072	3,808	3,536	0	9,416
Certificates of deposit	146,674	49,274	9,433	0	205,381
Other long-term liabilities	0	0	0	0	0

Total	$184,100	$114,149	$16,134	$2,729	$317,112

Commitments to extend credit	$39,333	$0	$0	$0	$39,333

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (FASB) amended the Transfers and Servicing topic of the FASB Accounting Standards Codification (ASC). The amendment modified the criteria used to determine whether a repurchase agreement is accounted for as a sale or as a secured borrowing. The amendment was effective for interim or annual periods beginning on or after December 15, 2011. Early adoption was not permitted. We adopted this amendment on January 1, 2012, and the adoption did not have any effect on our consolidated financial statements.

In May 2011, the FASB amended the Fair Value Measurement topic of the FASB ASC. The amendment results in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles and International Financial Reporting Standards. The amendment both clarifies the intent about existing fair value measurements as well as changes the principle or requirement for measuring fair value or disclosing fair value information. The amendment was effective for interim or annual periods beginning after December 15, 2011. Early application was not permitted. We adopted this amendment on January 1, 2012, and the adoption did not have a material effect on our consolidated financial statements.

In June 2011, the FASB amended the Comprehensive Income topic of the FASB ASC. The amendment eliminated the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity. Nonowner changes in stockholders’ equity must be presented either in a continuous statement of comprehensive income or in two separate but consecutive statements. The amendment was effective for interim or annual periods beginning after December 15,

2011, with early adoption permitted. In December 2011, the FASB deferred the effective date of the part of this amendment requiring reclassifications out of accumulated other comprehensive income to be shown on the face of the financial statements to allow time for further deliberation. Until final reporting requirements are effective, previous disclosure requirements will remain in effect. We adopted this amendment on January 1, 2012, and other than the location of disclosures related to other comprehensive income, the adoption did not have a material effect on our consolidated financial statements. In February 2013, the FASB finalized the reporting requirements for reclassifications out of accumulated other comprehensive income. When an amount reclassified out of accumulated other comprehensive income is required to be reported in net income in its entirety, the effect on income statement items must be disclosed. When an amount reclassified out of accumulated other comprehensive income is not required to be reported in net income in its entirety in the same period, cross references to other required disclosures providing information about the transaction are required. This amendment is effective for reporting periods beginning after December 15, 2012. We do not expect the adoption of this amendment to have a material effect on our consolidated financial statements.

In December 2011, the FASB amended the Balance Sheet topic of the FASB ASC. The amendment requires disclosures about the gross and net information related to instruments and transactions eligible for offset in the statement of financial position. The disclosures are meant to assist users of financial statements to more easily compare information that is presented based on the differing offsetting requirements of U.S. generally accepted accounting principles and International Financial Reporting Standards. The amendment is effective for interim and annual periods beginning on or after January 1, 2013. We do not expect the adoption of this amendment to have a material effect on our consolidated financial statements.

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

Information required by this item is included in “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above.

ITEM 8.	Financial Statements and Supplementary Data

TERRITORIAL BANCORP INC.

AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2012 and 2011

(With Report of Independent Registered Public Accounting Firm Thereon)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Territorial Bancorp Inc.:

We have audited the accompanying consolidated balance sheets of Territorial Bancorp Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Territorial Bancorp Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Territorial Bancorp Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Honolulu, Hawaii

March 15, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Territorial Bancorp Inc.:

We have audited Territorial Bancorp Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Territorial Bancorp Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Territorial Bancorp Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 15, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Honolulu, Hawaii

March 15, 2013

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2012 and 2011

(Dollars in thousands, except share data)

	2012	2011
ASSETS
Cash and cash equivalents	$182,818	$131,937
Investment securities held to maturity, at amortized cost (fair value of $584,125 and $687,319 at December 31, 2012 and 2011, respectively)	554,673	653,871
Federal Home Loan Bank stock, at cost	12,128	12,348
Loans held for sale	2,220	3,231
Loans receivable, net	774,876	688,095
Accrued interest receivable	4,367	4,780
Premises and equipment, net	5,056	5,450
Real estate owned	0	408
Bank-owned life insurance	31,177	30,234
Deferred income taxes receivable	3,580	2,648
Prepaid expenses and other assets	3,732	4,569

Total assets	$1,574,627	$1,537,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,237,847	$1,166,116
Advances from the Federal Home Loan Bank	20,000	20,000
Securities sold under agreements to repurchase	70,000	108,300
Accounts payable and accrued expenses	23,017	22,816
Current income taxes payable	1,152	3,114
Advance payments by borrowers for taxes and insurance	3,639	3,264

Total liabilities	1,355,655	1,323,610

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	0	0
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 10,806,248 and 11,022,309 shares at December 31, 2012 and 2011, respectively	108	110
Additional paid-in capital	93,616	97,640
Unearned ESOP shares	(7,829)	(8,319)
Retained earnings	137,410	128,300
Accumulated other comprehensive loss	(4,333)	(3,770)

Total stockholders’ equity	218,972	213,961

Total liabilities and stockholders’ equity	$1,574,627	$1,537,571

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the years ended December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

	2012	2011	2010
Interest and dividend income:
Investment securities	$23,224	$26,851	$25,754
Loans	36,566	35,557	34,959
Other investments	359	325	402

Total interest and dividend income	60,149	62,733	61,115

Interest expense:
Deposits	5,936	6,770	10,395
Advances from the Federal Home Loan Bank	418	401	153
Securities sold under agreements to repurchase	2,875	4,114	4,280

Total interest expense	9,229	11,285	14,828

Net interest income	50,920	51,448	46,287
Provision for loan losses	415	418	345

Net interest income after provision for loan losses	50,505	51,030	45,942

Noninterest income:
Service fees on loan and deposit accounts	2,044	2,284	2,401
Income on bank-owned life insurance	942	968	1,017
Gain on sale of investment securities	1,234	451	350
Gain on sale of loans	2,411	711	442
Other-than-temporary impairment losses	0	0	(2,404)
Other	437	697	322

Total noninterest income	7,068	5,111	2,128

Noninterest expense:
Salaries and employee benefits	20,609	21,621	18,793
Occupancy	5,246	4,988	4,719
Equipment	3,269	3,191	2,963
Loss on extinguishment of debt	321	0	0
Federal deposit insurance premiums	767	865	1,195
Other general and administrative expenses	4,226	3,989	3,860

Total noninterest expense	34,438	34,654	31,530

Income before income taxes	23,135	21,487	16,540
Income taxes	8,297	8,698	5,512

Net income	$14,838	$12,789	$11,028

Basic earnings per share	$1.47	$1.19	$0.97
Diluted earnings per share	$1.45	$1.17	$0.97
Cash dividends declared per common share	$0.54	$0.34	$0.24
Basic weighted-average shares outstanding	10,113,453	10,777,417	11,322,798
Diluted weighted-average shares outstanding	10,213,190	10,936,632	11,369,161

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2012, 2011 and 2010

(Dollars in thousands)

	2012	2011	2010

Net income	$14,838	$12,789	$11,028

Change in unfunded pension liability	(826)	(1,462)	(445)
Change in unrealized loss on securities	29	197	(322)
Noncredit related gains (losses) on securities not expected to be sold	234	0	(679)

Other comprehensive loss	(563)	(1,265)	(1,446)

Comprehensive income	$14,275	$11,524	$9,582

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

And Comprehensive Income

For the years ended December 31, 2012, 2011 and 2010

(Dollars in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at December 31, 2009	$122	118,823	(9,297)	111,082	(1,059)	219,671

Net income	0	0	0	11,028	0	11,028
Other comprehensive loss	0	0	0	0	(1,446)	(1,446)
Cash dividends declared	0	0	0	(2,713)	0	(2,713)
Share-based compensation	0	939	0	0	0	939
Allocation of 48,932 ESOP shares	0	418	489	0	0	907
Repurchase of 55,707 shares of company common stock	0	(1,027)	0	0	0	(1,027)

Balances at December 31, 2010	$122	119,153	(8,808)	119,397	(2,505)	227,359

Net income	0	0	0	12,789	0	12,789
Other comprehensive loss	0	0	0	0	(1,265)	(1,265)
Cash dividends declared	0	0	0	(3,886)	0	(3,886)
Share-based compensation	1	3,460	0	0	0	3,461
Allocation of 48,933 ESOP shares	0	478	489	0	0	967
Repurchase of 1,281,268 shares of company common stock	(13)	(25,451)	0	0	0	(25,464)

Balances at December 31, 2011	$110	97,640	(8,319)	128,300	(3,770)	213,961

Net income	0	0	0	14,838	0	14,838
Other comprehensive loss	0	0	0	0	(563)	(563)
Cash dividends declared	0	0	0	(5,728)	0	(5,728)
Share-based compensation	1	2,690	0	0	0	2,691
Allocation of 48,932 ESOP shares	0	592	490	0	0	1,082
Repurchase of 370,643 shares of company common stock	(3)	(8,022)	0	0	0	(8,025)
Exercise of 41,275 options on common stock	0	716	0	0	0	716

Balances at December 31, 2012	$108	93,616	(7,829)	137,410	(4,333)	218,972

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2012, 2011 and 2010

(Dollars in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$14,838	$12,789	$11,028
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	415	418	345
Depreciation and amortization	1,137	1,124	1,010
Deferred income tax benefit	(592)	(1,745)	(1,769)
Amortization of fees, discounts, and premiums	383	(163)	91
Origination of loans held for sale	(105,953)	(60,470)	(47,863)
Proceeds from sales of loans held for sale	109,375	61,184	45,071
Gain on sale of loans, net	(2,411)	(711)	(442)
Net gain on sale of real estate owned	(6)	(18)	(1)
Other-than-temporary impairment loss on investment	0	0	2,404
Purchases of investment securities held for trading	0	(41,156)	(18,143)
Proceeds from sale of investment securities held for trading	0	41,334	18,244
Gain on sale of investment securities held for trading	0	(178)	(101)
Gain on sale of investment securities available for sale	0	0	(249)
Gain on sale of investment securities held to maturity	(1,234)	(273)	0
Loss on extinguishment of debt	321	0	0
Net (gain) loss on sale of premises and equipment	9	(5)	68
ESOP expense	1,082	967	907
Share-based compensation expense	2,690	3,461	939
Excess tax benefits from share-based compensation	(54)	0	0
(Increase) decrease in accrued interest receivable	413	(244)	245
Net increase in bank-owned life insurance	(943)	(968)	(1,017)
Net (increase) decrease in prepaid expenses and other assets	837	2,221	(341)
Net increase (decrease) in accounts payable and accrued expenses	(1,140)	(81)	869
Net increase (decrease) in federal and state income taxes, net	(1,962)	2,537	(93)

Net cash provided by operating activities	17,205	20,023	11,202

Cash flows from investing activities:
Purchases of investment securities held to maturity	(148,043)	(256,721)	(102,139)
Purchases of investment securities available for sale	0	0	(64,774)
Principal repayments on investment securities held to maturity	229,696	143,526	165,291
Principal repayments on investment securities available for sale	0	525	114
Proceeds from sale of investment securities held to maturity	17,206	3,815	0
Proceeds from sale of investment securities available for sale	0	0	49,365
Loan originations, net of principal repayments on loans receivable	(85,744)	(45,987)	(42,261)
Proceeds from redemption of FHLB stock	220	0	0
Proceeds from sale of real estate owned	590	180	160
Purchases of premises and equipment	(752)	(1,148)	(2,009)
Proceeds from disposals of premises and equipment	0	5	0

Net cash provided (used in) by investing activities	13,173	(155,805)	3,747

	2012	2011	2010
Cash flows from financing activities:
Net increase in deposits	$71,731	$89,646	$61,802
Proceeds from advances from the Federal Home Loan Bank	100	10,000	10,000
Repayments of advances from the Federal Home Loan Bank	(100)	0	0
Proceeds from securities sold under agreements to repurchase	0	47,000	1,136
Repayments of securities sold under agreements to repurchase	(38,621)	(43,900)	(26,136)
Purchases of Fed Funds	10	10	10
Sales of Fed Funds	(10)	(10)	(10)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	375	(112)	471
Excess tax benefits from share-based compensation	54	0	0
Proceeds from issuance of common stock, net of costs	717	0	0
Purchases of company stock	(8,025)	(25,464)	(1,027)
Cash dividends paid	(5,728)	(3,886)	(2,713)

Net cash provided by financing activities	20,503	73,284	43,533

Net increase (decrease) in cash and cash equivalents	50,881	(62,498)	58,482

Cash and cash equivalents at beginning of the year	131,937	194,435	135,953

Cash and cash equivalents at end of the year	$182,818	$131,937	$194,435

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$9,403	$11,385	$14,965
Income taxes	10,851	7,906	8,374

Supplemental disclosure of noncash investing activities:
Loans transferred to real estate owned	$176	$570	$0

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

The consolidated financial statements include the accounts and results of operations of Territorial Bancorp Inc. and its wholly owned subsidiaries, Territorial Savings Bank, Territorial Real Estate Co., Inc., Territorial Financial Services, Inc., and Territorial Holdings, Inc. Territorial Holdings, Inc. includes the accounts and results of operations of Territorial Realty, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company classifies and accounts for its investment securities as follows: (1) held-to-maturity debt securities in which the Company has the positive intent and ability to hold to maturity are reported at amortized cost; (2) trading securities that are purchased for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in current earnings; and (3) available-for-sale securities not classified as either held-to-maturity or trading securities are reported at fair value, with unrealized gains and losses excluded from current earnings and reported as a separate component of equity. At December 31, 2012 and 2011, the Company classified all of its investments as held-to-maturity.

A decline in the market value of any available-for-sale or held-to-maturity security below cost, that is deemed to be other than temporary, results in an impairment to reduce the carrying amount to fair value. To determine whether impairment is other than temporary, the Company considers whether it has the intent and ability not to sell and would not be required to sell for a sufficient period of time to recover the remaining amortized cost basis.

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

This policy applies to all loan classes. Loans receivable are stated at the principal amount outstanding, less the allowance for loan losses, loan origination fees and costs, and commitment fees. Interest on loans receivable is accrued as earned. The Company has a policy of placing loans on a nonaccrual basis when more than 90 days contractually delinquent or when, in the opinion of management, collection of all or part of the principal balance appears doubtful. Interest, net deferred fees, and discounts on loans classified as nonaccrual are generally recognized on a cash basis or when the loan becomes current. The Company, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, if the loan is considered to be collateral dependent, based on the fair value of the collateral less estimated costs to sell.

Impairment losses are written off through a charge to the provision for loan losses. Interest, net deferred fees, and discounts on impaired loans are recognized on a cash basis or when the loan is no longer impaired. A nonaccrual loan may be restored to an accrual basis when principal and interest payments are current and full payment of principal and interest is expected.

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

Real estate owned is valued at the time of foreclosure at fair value, less estimated cost to sell, thereby establishing a new cost basis. The Company obtains appraisals based on recent comparable sales to assist management in estimating the fair value of real estate owned. Subsequent to acquisition, real estate owned is valued at the lower of cost or fair value, less estimated cost to sell. Declines in value are charged to expense through a direct writedown of the asset. Costs related to holding real estate are charged to expense while costs related to development and improvements are capitalized.

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

The Company’s allowance for loan losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. All loan losses are charged, and all recoveries are credited, to the allowance for loan losses. Additions to the allowance for loan losses are provided by charges to income based on various factors, which, in the Company’s judgment, deserve current recognition in estimating probable losses. Charge-offs to the allowance are made when management determines that collectability of all or a portion of a loan is doubtful and available collateral is insufficient to repay the loan.

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

Mortgage loan transfers accounted for as sales and securitizations are without recourse and the Company may retain the related rights to service the loans. The retained servicing rights create mortgage servicing assets that are accounted for in accordance with the Transfers and Servicing topic of the FASB ASC. Mortgage servicing assets are initially valued at fair value and subsequently at the lower of cost or fair value and are amortized in proportion to and over the period of estimated net servicing income. The Company uses a discounted cash flow model to determine the fair value of retained mortgage servicing rights. Prior to 2010, we retained the servicing rights on residential mortgage loans sold. In 2010, we began selling loans primarily on a servicing-released basis.

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

As of December 31, 2012 and 2011, the Company has not recognized a liability for income tax uncertainties in the accompanying consolidated balance sheets. Management concluded that a liability for income tax uncertainties is not expected to be recorded within the next 12 months.

Tax years 2009 to 2011 currently remain subject to examination by the Internal Revenue Service and by the Department of Taxation of the State of Hawaii.

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

Basic earning per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of shares outstanding plus the dilutive effect of stock options and restricted stock. ESOP shares not committed to be released are not considered outstanding.

(q)	Common Stock Repurchase Program

In 2011 and 2010, the Company adopted common stock repurchase programs in which shares repurchased reduce the amount of shares issued and outstanding. The repurchased shares may be reissued in connection with share-based compensation plans and for general corporate purposes. As of December 31, 2012 and 2011, the Company had accumulated repurchases of 1,684,171 and 1,336,975 shares, respectively, of the total 1,867,253 shares authorized by the Board of Directors. During 2012 and 2011, shares were repurchased at an average cost of $21.52 and $19.52, respectively.

(r)	Bank-Owned Life Insurance

The Company’s investment in bank-owned life insurance is based on cash surrender value. The Company invests in bank-owned life insurance to provide a funding source for benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Federal regulations generally limit the investment in bank-owned life insurance to 25% of the Company’s Tier 1 capital plus the allowance for loan losses. At December 31, 2012, this limit was $52.2 million, and the Company had invested $31.2 million in bank-owned life insurance at that date.

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

In June 2011, the FASB amended the Comprehensive Income topic of the FASB ASC. The amendment eliminated the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity. Nonowner changes in stockholders’ equity must be presented either in a continuous statement of comprehensive income or in two separate but consecutive statements. The amendment was effective for interim or annual periods beginning after December 15, 2011, with early adoption permitted. In December 2011, the FASB deferred the effective date of the part of this amendment requiring reclassifications out of accumulated other comprehensive income to be shown on the face of the financial statements to allow time for further deliberation. Until final reporting requirements are effective, previous disclosure requirements will remain in effect. The Company adopted this amendment on January 1, 2012, and other than the location of disclosures related to other comprehensive income, the adoption did not have a material effect on its consolidated financial statements. In February 2013, the FASB finalized the reporting requirements for reclassifications out of accumulated other comprehensive income. When an amount reclassified out of accumulated other comprehensive income is required to be reported in net income in its entirety, the effect on income statement items must be disclosed. When an amount reclassified out of accumulated other comprehensive income is not required to be reported in net income in its entirety in the same period, cross references to other required disclosures providing information about the transaction are required. This amendment is effective for reporting periods beginning after December 15, 2012. The Company does not expect the adoption of this amendment to have a material effect on its consolidated financial statements.

In December 2011, the FASB amended the Balance Sheet topic of the FASB ASC. The amendment requires disclosures about the gross and net information related to instruments and transactions eligible for offset in the statement of financial position. The disclosures are meant to assist users of financial statements to more easily compare information that is presented based on the differing offsetting requirements of U.S. generally accepted accounting principles and International Financial Reporting Standards. In January 2013, the FASB issued a clarification that stated the amendment applies only to certain derivatives, repurchase and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendment is effective for interim and annual periods beginning on or after January 1, 2013. The Company does not expect the adoption of this amendment to have a material effect on its consolidated financial statements.

(3)	Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	December 31,
(Dollars in thousands)	2012	2011

Cash and due from banks	$10,574	$8,692
Interest-earning deposits in other banks	172,244	123,245

Cash and cash equivalents	$182,818	$131,937

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank.

(4)	Investment Securities

The carrying and fair values of investment securities are as follows:

	Carrying	Gross unrealized		Estimated
(Dollars in thousands)	value	Gains	Losses	fair value
December 31, 2012:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$554,252	29,706	(254)	$583,704
Trust preferred securities	421	0	0	421

Total	$554,673	29,706	(254)	$584,125

December 31, 2011:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$653,839	33,490	(269)	$687,060
Trust preferred securities	32	227	0	259

Total	$653,871	33,717	(269)	$687,319

$15.0 million of U.S. government-sponsored mortgage-backed securities were reclassified from available-for-sale to held-to-maturity during the three months ended June 30, 2011. Management considers the held-to-maturity classification of these securities to be appropriate as the Company has the positive intent and ability to hold these securities to maturity.

The carrying value and estimated fair value of investment securities at December 31, 2012 are shown below. Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Carrying	Estimated
(Dollars in thousands)	Value	fair value
Held to maturity:
Due after 5 years through 10 years	$3,298	$3,359
Due after 10 years	551,375	580,766

Total	$554,673	$584,125

Realized gains and losses and the proceeds from sales of securities available for sale, held to maturity and trading are shown in the table below. All sales of securities were U.S. government-sponsored mortgage-backed securities.

(Dollars in thousands)	2012	2011	2010
Proceeds from sales	$17,206	$45,149	$67,609
Gross gains	1,234	451	350
Gross losses	0	0	0

In 2012, the Company received proceeds of $17.2 million from the sale of $16.0 million of held-to-maturity debt securities, resulting in gross realized gains of $1.2 million. In 2011, the Company received proceeds of $3.8 million from the sale of $3.5 million of held-to-maturity debt securities, resulting in gross realized gains of $261,000. The sale of these securities, for which the Company had already collected a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investment topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio. There were no sales of held-to-maturity securities during 2010.

Investment securities with carrying values of $221.3 million and $281.0 million at December 31, 2012 and 2011, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities, which were in an unrealized loss position at December 31, 2012 and 2011. The Company does not intend to sell these securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less than 12 months		12 months or longer		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
(Dollars in thousands)

December 31, 2012

Mortgage-backed securities	$32,921	$253	$47	$1	21	$32,968	$254

December 31, 2011

Mortgage-backed securities	$17,697	$268	$122	$1	7	$17,819	$269

Mortgage-Backed Securities. The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in current market interest rates. All of the mortgage-backed securities are guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae, which are U.S. government-sponsored enterprises. Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its amortized cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2012 and 2011.

Trust Preferred Securities. At December 31, 2012, the Company owns two trust preferred securities, PreTSL XXIII and XXIV. The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. Both of these securities are classified in the Bank’s held-to-maturity investment portfolio.

The trust preferred securities market is considered to be inactive as only three transactions have occurred over the past 12 months in the same tranche of securities owned by the Company. The Company used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in trust preferred securities incurred a credit-related impairment loss of $2.4 million during the year ending December 31, 2010.

PreTSL XXIV has a book value of $0. PreTSL XXIII has a book value of $421,000. The difference between the book value of $421,000 and the remaining amortized cost basis of $1.1 million is reported as other comprehensive loss and is related to noncredit factors such as the trust preferred securities market being inactive.

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

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)	2012	2011
Balance at January 1	$5,885	$5,885
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	0	0

Balance at December 31	$5,885	$5,885

The table below shows the components of comprehensive loss, net of taxes, resulting from other-than-temporarily impaired securities:

	December 31,
(Dollars in thousands)	2012	2011

Noncredit losses on other-than-temporarily impaired securities, net of taxes	$445	$679

(5)	Federal Home Loan Bank Stock

The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of December 31, 2012, consistent with its accounting policies. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory capital situation and the Company’s intent not to sell the investment for a sufficient period of time to recover the par value, the Company did not consider its FHLB stock other-than-temporarily impaired. As of December 31, 2012, the FHLB of Seattle has met all of its regulatory capital requirements. Moody’s Investor Service and Standard and Poor’s Rating Services have given the FHLB of Seattle credit ratings of Aaa and AA, respectively. Even though the Company did not recognize an other-than-temporary impairment loss on its investment in FHLB stock in 2012, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

(6)	Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	December 31,
(Dollars in thousands)	2012	2011
Real estate loans:
First mortgages:
One- to four-family residential	$741,334	$654,412
Multi-family residential	6,888	6,956
Construction, commercial, and other	13,819	11,140
Home equity loans and lines of credit	15,202	17,253

Total real estate loans	777,243	689,761

Other loans:
Loans on deposit accounts	493	756
Consumer and other loans	3,988	4,732

Total other loans	4,481	5,488

Less:
Net unearned fees and discounts	(5,176)	(5,613)
Allowance for loan losses	(1,672)	(1,541)

	(6,848)	(7,154)

Loans receivable, net	$774,876	$688,095

The activity in the allowance for loan losses on loans receivable is as follows:

	For the year ended December 31,
(Dollars in thousands)	2012	2011	2010
Balance, beginning of year	$1,541	$1,488	$1,681
Provision for loan losses	415	418	345

	1,956	1,906	2,026

Charge-offs	(392)	(415)	(655)
Recoveries	108	50	117

Net charge-offs	(284)	(365)	(538)

Balance, end of year	$1,672	$1,541	$1,488

The table below presents the activity in the allowance for loan losses by portfolio segment:

(Dollars in thousands)	Residential Mortgage	Construction, Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals
2012:
Balance, beginning of year	$631	$285	$258	$291	$76	$1,541
Provision (reversal of allowance) for loan losses	213	533	(225)	(152)	46	415

	844	818	33	139	122	1,956

Charge-offs	(333)	(8)	(3)	(48)	0	(392)
Recoveries	79	8	5	16	0	108

Net charge-offs	(254)	0	2	(32)	0	(284)

Balance, end of year	$590	$818	$35	$107	$122	$1,672

2011:
Balance, beginning of year	$583	$277	$305	$208	$115	$1,488
Provision (reversal of allowance) for loan losses	208	62	(38)	225	(39)	418

	791	339	267	433	76	1,906

Charge-offs	(188)	(54)	(9)	(164)	0	(415)
Recoveries	28	0	0	22	0	50

Net charge-offs	(160)	(54)	(9)	(142)	0	(365)

Balance, end of year	$631	$285	$258	$291	$76	$1,541

In 2012, the Company enhanced its methodology for reviewing its loan portfolio when calculating the general portion of the allowance for loan losses. The modification consisted of additional segmentation of the residential mortgage loan portfolio by items such as year of origination, loan-to-value ratios, owner or nonowner occupancy status and the purpose of the loan (purchase, cash-out refinance, no cash-out refinance or construction). As under our prior methodology, the allowance for loan loss for each segment of the loan portfolio is determined by calculating the historical loss of each segment for a two- to three-year look-back period and adding a qualitative adjustment for the following factors:

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

The Company also revised the qualitative factors that were used to determine the allowance for loan losses on construction, commercial and other mortgage loans, home equity loans and lines of credit and consumer and other loans. As a result of these modifications, the Company increased the portion of the allowance for loan losses attributable to construction, commercial and other mortgage loans and decreased the portion of the allowance for loan losses attributable to residential mortgages, home equity loans and lines of credit and consumer and other loans. The allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The unallocated allowance is established for probable losses that have been incurred as of the reporting date but are not reflected in the allocated allowance.

Management considers the allowance for loan losses at December 31, 2012 to be at an appropriate level to provide for probable losses that can be estimated based on general and specific conditions. While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings. In addition, as an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review the allowance for loan losses. The Office of the Comptroller of the Currency may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

(Dollars in thousands)	Residential Mortgage	Construction Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals
December 31, 2012:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	590	818	35	107	122	1,672

Total ending allowance balance	$590	$818	$35	$107	$122	$1,672

Loans:
Ending loan balance:
Individually evaluated for impairment	$6,775	$0	$160	$0	$0	$6,935
Collectively evaluated for impairment	736,297	13,784	15,051	4,481	0	769,613

Total ending loan balance	$743,072	$13,784	$15,211	$4,481	$0	$776,548

December 31, 2011:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	631	285	258	291	76	1,541

Total ending allowance balance	$631	$285	$258	$291	$76	$1,541

Loans:
Ending loan balance:
Individually evaluated for impairment	$4,926	$184	$159	$3	$0	$5,272
Collectively evaluated for impairment	650,901	10,872	17,105	5,486	0	684,364

Total ending loan balance	$655,827	$11,056	$17,264	$5,489	$0	$689,636

The table below presents the balance of impaired loans and the related amount of allocated loan loss allowances:

(Dollars in thousands)	2012	2011
Loans with no allocated allowance for loan losses	$6,935	$5,272
Loans with allocated allowance for loan losses	0	0

Total impaired loans	$6,935	$5,272

Amount of allocated loan loss allowance	$0	$0

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance
December 31, 2012:
With no related allowance recorded:
One- to four-family residential mortgages	$6,775	$7,175
Home equity loans and lines of credit	160	165

Total	$6,935	$7,340

December 31, 2011:
With no related allowance recorded:
One- to four-family residential mortgages	$4,926	$5,206
Construction, commercial and other mortgages	184	241
Home equity loans and lines of credit	159	165
Consumer and other	3	3

Total	$5,272	$5,615

December 31, 2010:
With no related allowance recorded:
One- to four-family residential mortgages	$3,401	$3,413
Construction, commercial and other mortgages	2	2
Consumer and other	5	5

Total	$3,408	$3,420

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized
2012:
With no related allowance recorded:
One- to four-family residential mortgages	$6,924	$210
Home equity loans and lines of credit	159	6

Total	$7,083	$216

2011:
With no related allowance recorded:
One- to four-family residential mortgages	$5,009	$150
Construction, commercial and other mortgages	211	0
Home equity loans and lines of credit	163	0
Consumer and other	4	1

Total	$5,387	$151

2010:
With no related allowance recorded:
One- to four-family residential mortgages	$3,471	$131
Construction, commercial and other mortgages	22	0
Consumer and other	5	0

Total	$3,498	$131

There were no loans individually evaluated for impairment with a related allowance for loan loss as of December 31, 2012, 2011 or 2010. Loans individually evaluated for impairment do not have an allocated allowance for loan losses because they are written down to fair value.

The table below presents the aging of loans and accrual status by class of loans:

(Dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total Loans	Nonaccrual Loans	Loans More Than 90 Days Past Due and Still Accruing
December 31, 2012:
One- to four-family residential mortgages	$2,298	$152	$2,044	$4,494	$731,730	$736,224	$4,246	$0
Multi-family residential mortgages	0	0	0	0	6,848	6,848	0	0
Construction, commercial and other mortgages	0	0	0	0	13,784	13,784	0	0
Home equity loans and lines of credit	44	0	0	44	15,167	15,211	160	0
Loans on deposit accounts	0	0	0	0	493	493	0	0
Consumer and other	78	2	0	80	3,908	3,988	0	0

Total	$2,420	$154	$2,044	$4,618	$771,930	$776,548	$4,406	$0

December 31, 2011:
One- to four-family residential mortgages	$499	$0	$2,148	$2,647	$646,268	$648,915	$2,582	$0
Multi-family residential mortgages	0	0	0	0	6,912	6,912	0	0
Construction, commercial and other mortgages	0	0	184	184	10,872	11,056	184	0
Home equity loans and lines of credit	168	0	0	168	17,096	17,264	159	0
Loans on deposit accounts	0	0	0	0	756	756	0	0
Consumer and other	11	2	3	16	4,717	4,733	3	0

Total	$678	$2	$2,335	$3,015	$686,621	$689,636	$2,928	$0

The Company primarily uses the aging of loans and accrual status to monitor the credit quality of its loan portfolio. When a mortgage loan becomes seriously delinquent (90 days or more contractually past due), it displays weaknesses that may result in a loss. As a loan becomes more delinquent, the likelihood of the borrower repaying the loan decreases and the loan becomes more collateral-dependent. A mortgage loan becomes collateral-dependent when the proceeds for repayment can be expected to come only from the sale or operation of the collateral and not from borrower repayments. Generally, appraisals are obtained after a loan becomes collateral-dependent or is five months delinquent. The carrying value of collateral-dependent loans is adjusted to the fair value of the collateral less selling costs. Any commercial real estate, commercial, construction or equity loans which have a loan balance in excess of a specified amount is also periodically reviewed to determine whether the loan exhibits any weaknesses and are performing in accordance with its contractual terms.

The Company had 19 nonaccrual loans with a book value of $4.4 million at December 31, 2012 and 12 nonaccrual loans with a book value of $2.9 million as of December 31, 2011. The Company collected or recognized interest income on nonaccrual loans of $105,000, $32,000, and $0 during 2012, 2011 and 2010, respectively. The Company would have recognized additional interest income of $115,000, $95,000 and $36,000 during 2012, 2011 and 2010, respectively, had the loans been accruing interest. The Company did not have any loans more than 90 days past due and still accruing interest as of December 31, 2012 or 2011.

The table below presents information about the Company’s new troubled debt restructurings by class of loans:

	2012			2011
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
December 31:
One- to four-family residential	12	$3,694	$3,694	2	$357	$337

Total	12	$3,694	$3,694	2	$357	$337

There were no new troubled debt restructurings within the past 12 months that subsequently defaulted.

The Company had 20 troubled debt restructurings totaling $5.2 million as of December 31, 2012 that were considered to be impaired. This total included 19 one- to four-family residential mortgage loans totaling $5.1 million and one home equity loan for $160,000. Eight of the loans, totaling $2.5 million, are performing in accordance with their restructured terms and accruing interest at December 31, 2012. 11 of the loans, totaling $2.4 million, are performing in accordance with their restructured terms but not accruing interest at December 31, 2012. One of the loans, for $329,000, is 150 days or more delinquent and not accruing interest as of December 31, 2012. There were 11 troubled debt restructured totaling $2.9 million as of December 31, 2011 that were considered to be impaired. There were ten one- to four-family residential mortgage loans totaling $2.8 million and one home equity loan for $159,000. Eight of the loans, totaling $2.3 million, were performing in accordance with their restructured terms and accruing interest at December 31, 2011. Two of the loans, totaling $344,000, were performing in accordance with their restructured terms but not accruing interest at December 31, 2011. One of the loans, for $248,000, was 59 days delinquent and not accruing interest at December 31, 2011. The increase in troubled debt restructurings primarily occurred when, in consultation with the Office of the Comptroller of the Currency, Territorial Savings Bank’s primary regulator, we classified 12 loans that had been modified to provide interest-only payments, totaling $3.7 million, as troubled debt restructurings during the quarter ended September 30, 2012. The increase in troubled debt restructuring has not had an effect on the adequacy of the Bank’s loan loss allowance. Management considers the allowance for loan losses at December 31, 2012 to be at an appropriate level to provide for probable losses that can be estimated. Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers. We have no commitments to lend any additional funds to these borrowers.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the years ended December 31, 2012 and 2011, the Company sold $107.9 million and $61.2 million, respectively, of mortgage loans held for sale and recognized gains of $2.4 million and $711,000, respectively. The Company had six loans held for sale totaling $2.2 million at December 31, 2012 and 12 loans held for sale totaling $3.2 million at December 31, 2011.

The Company serviced loans for others of $84.8 million, $115.3 million, and $131.6 million at December 31, 2012, 2011, and 2010, respectively. Of these amounts, $5.1 million, $6.2 million, and $8.1 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at December 31, 2012, 2011, and 2010, respectively. The amount of contractually specified servicing fees earned was $275,000, $348,000, and $396,000 for 2012, 2011, and 2010, respectively. The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

In the normal course of business, the Company has made loans to certain directors and executive officers under terms which management believes are consistent with the Company’s general lending policies. Loans to directors and executive officers amounted to $1.7 million at December 31, 2012 and $1.6 million at December 31, 2011.

(7)	Accrued Interest Receivable

The components of accrued interest receivable are as follows:

	December 31,
(Dollars in thousands)	2012	2011

Investment securities	$1,822	$2,351
Loans receivable	2,524	2,416
Interest-bearing deposits	21	13

Total	$4,367	$4,780

(8)	Mortgage Servicing Assets

Mortgage servicing assets are created when the Company sells mortgage loans and retains the rights to service the loans. Mortgage servicing assets are accounted for in accordance with the Transfers and Servicing topic of the FASB ASC and are initially valued at fair value and subsequently at the lower of cost or fair value. We amortize mortgage servicing assets in proportion to and over the period of estimated net servicing income. All servicing assets are grouped into categories based on the interest rate and original term of the loan sold. Mortgage servicing assets related to loan sales are recorded as a gain on sale of loans and totaled $28,000 and $9,000 for the years ended December 31, 2012 and 2011, respectively.

The table below presents the changes in our mortgage servicing assets for the years ended December 31, 2012 and 2011:

(Dollars in thousands)	2012	2011

Balance at beginning of year	$970	$1,137
Additions	28	9
Impairments	(220)	(34)
Amortization	(132)	(142)

Balance at end of year	$646	$970

The table below presents the gross carrying values, accumulated amortization, and net carrying values of our mortgage servicing assets at December 31, 2012 and 2011:

(Dollars in thousands)	2012	2011

Gross carrying value	$1,317	$1,510
Accumulated amortization	(671)	(540)

Net carrying value	$646	$970

The estimated amortization expense for our mortgage servicing assets for the next five years and all years thereafter are as follows:

(Dollars in thousands)

2013	$131
2014	89
2015	75
2016	62
2017	52
Thereafter	237

Total	$646

The Company uses a discounted cash flow model to determine the fair value of retained mortgage servicing assets. The discounted cash flow model is also used to assess impairment of servicing assets. Impairments are recorded as adjustments to amortization expense and included in service fees on loan and deposit accounts in the statements of income. Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates, cost of servicing and ancillary income.

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

The table below presents the fair values and key assumptions used in determining the fair values of our mortgage servicing assets as of December 31, 2012 and 2011:

(Dollars in thousands)	2012	2011

Fair value, beginning of year	$977	$1,366
Fair value, end of year	651	977

Weighted average discount rate	10.00%	10.00%
Weighted average prepayment speed assumption (PSA prepayment speed)	207.4 PSA	193.6 PSA

The PSA prepayment model assumes increasing prepayment rates for the first 30 months of a loan’s term and constant prepayment rates thereafter.

(9)	Interest Rate Lock and Forward Loan Sale Commitments

The Company may enter into interest rate lock commitments with borrowers on loans intended to be sold. To manage interest rate risk on the lock commitments, the Company may also enter into forward loan sale commitments. The interest rate lock commitments and forward loan sale commitments are treated as derivatives and are recorded at their fair values in prepaid expenses and other assets or in accounts payable and accrued expenses. Changes in fair value are recorded in current earnings. At December 31, 2012, interest rate locks and forward loan sale commitments on loans held for sale amounted to $11.6 million and $13.8 million, respectively.

The table below presents the location of assets and liabilities related to derivatives:

		Asset Derivatives		Liability Derivatives
(Dollars in thousands)	Location on Balance Sheet	Fair Value at December 31, 2012	Fair Value at December 31, 2011	Fair Value at December 31, 2012	Fair Value at December 31, 2011

Interest rate contracts	Prepaid expenses and other assets	$124	$156	$0	$0

Interest rate contracts	Accounts payable and accrued expenses	0	0	111	139

Total derivatives		$124	$156	$111	$139

The table below presents the location of gains and losses related to derivatives:

(Dollars in thousands)	Location of Loss on Statement of Income	2012	2011

Interest rate contracts	Gain on sale of loans	$(5)	$(125)

(10)	Premises and Equipment

Premises and equipment are as follows:

	December 31,
(Dollars in thousands)	2012	2011

Land	$585	$585
Buildings and improvements	596	596
Leasehold improvements	10,892	10,728
Furniture, fixtures and equipment	4,784	5,079
Automobiles	113	113

	16,970	17,101
Less accumulated depreciation and amortization	(12,183)	(11,867)

	4,787	5,234
Construction in progress	269	216

Total	$5,056	$5,450

Depreciation expense was $1.1 million, $1.1 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(11)	Deposits

Deposit accounts by type are summarized with their respective weighted-average interest rates as follows:

	December 31,
	2012		2011
(Dollars in thousands)	Amount	Rate	Amount	Rate

Noninterest bearing	$31,426	0.00%	$28,281	0.00%
Savings accounts	875,365	0.42	802,155	0.58
Certificates of deposit	205,381	0.66	223,751	0.84
Money market	663	0.25	434	0.25
Checking and Super NOW	125,012	0.03	111,495	0.03

Total	$1,237,847	0.41%	$1,166,116	0.57%

The maturity of certificate of deposit accounts at December 31, 2012 is as follows (dollars in thousands):

Maturing in:
2013	$146,674
2014	22,287
2015	26,987
2016	4,413
2017	5,020

Total	$205,381

Certificates of deposit with balances greater than or equal to $100,000 totaled $148.5 million and $153.3 million at December 31, 2012 and 2011, respectively. Accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000.

Interest expense by type of deposit is as follows:

(Dollars in thousands)	2012	2011	2010
Savings	$4,294	$4,708	$7,722
Certificates of deposit and money market	1,606	2,014	2,626
Checking and Super NOW	36	48	47

Total	$5,936	$6,770	$10,395

At December 31, 2012 and 2011, overdrawn deposit accounts totaled $93,000 and $85,000, respectively, and have been reclassified as loans in the consolidated balance sheets.

(12)	Advances from the Federal Home Loan Bank

The FHLB advances are secured by a blanket pledge on the Bank’s assets. At December 31, 2012 and 2011, the Company had available additional unused FHLB advances of approximately $370.6 million and $361.0 million, respectively.

Advances outstanding consisted of the following:

	December 31,
	2012		2011		2010
(Dollars in thousands)	Amount	Weighted average rate	Amount	Weighted average rate	Amount	Weighted average rate

Due within one year	$10,000	2.12%	$0	0.00%	$0	0.00%
Due over 1 year to 2 years	0	0.00	10,000	2.12	0	0.00
Due over 2 years to 3 years	10,000	2.06	0	0.00	10,000	2.12
Due over 3 years to 4 years	0	0.00	10,000	2.06	0	0.00

Total	$20,000	2.09%	$20,000	2.09%	$10,000	2.12%

The Company, as a member of the FHLB system, is required to obtain and hold shares of capital stock of the FHLB in an amount equal to the greater of 0.50% of mortgage loans and mortgage-backed securities or $500. At December 31, 2012 and 2011, the Company met such requirement. At December 31, 2012 and 2011, the Company owned $12.1 million and $12.3 million, respectively, of capital stock of the FHLB.

(13)	Securities Sold under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts. Securities sold under agreements to repurchase are summarized as follows:

	December 31,
	2012		2011
(Dollars in thousands)	Repurchase liability	Weighted average rate	Repurchase liability	Weighted average rate

Maturing:
1 year or less	$23,000	4.40%	$28,300	4.75%
Over 1 year to 2 years	0	0.00	33,000	3.91
Over 2 years to 3 years	47,000	2.11	0	0.00
Over 3 years to 4 years	0	0.00	47,000	2.11

Total	$70,000	2.86%	$108,300	3.35%

During the year ended December 31, 2012, the Company prepaid $25.0 million of securities sold under agreements to repurchase and incurred $321,000 of prepayment penalties, which is reported as loss on extinguishment of debt in the consolidated statements of income.

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at December 31, 2012. The amount at risk is the greater of the carrying value or fair value over the repurchase liability. All the agreements to repurchase are with JP Morgan Securities and the securities pledged are issued and guaranteed by U.S. government-sponsored enterprises.

(Dollars in thousands)	Carrying value of securities	Fair value of securities	Repurchase liability	Amount at risk	Weighted average months to maturity

Maturing:
Over 90 days	$76,120	80,683	70,000	10,683	20

(14)	Income Taxes

Allocation of federal and state income taxes between current and deferred provisions is as follows:

(Dollars in thousands)	2012	2011	2010
Current
Federal	$7,221	$8,530	$7,253
State	1,668	1,913	28

	8,889	10,443	7,281

Deferred
Federal	(500)	(1,239)	(1,391)
State	(92)	(506)	(378)

	(592)	(1,745)	(1,769)

Total	$8,297	$8,698	$5,512

The federal statutory corporate tax rate for the years ended December 31, 2012, 2011 and 2010 was 35%. A reconciliation of the tax provision based on the statutory corporate rate on pretax income and the provision for taxes as shown in the accompanying consolidated statements of income is as follows:

(Dollars in thousands)	2012	2011	2010

Income tax expense at statutory rate	$8,097	$7,520	$5,624
Income tax effect of:
Other tax-exempt income	(330)	(339)	(399)
Share based compensation	(307)	(103)	0
State income taxes, net of federal income tax benefits	1,024	915	864
Refund of state franchise taxes (net of taxes)	0	0	(608)
Other	(187)	705	31

Total income tax expense	$8,297	$8,698	$5,512

Effective income tax rate	35.86%	40.48%	33.33%

The company recorded a $1.0 million tax refund from the State of Hawaii in 2010 as settlement for litigation related to the State’s denial of a dividend received deduction. After providing taxes on the refund, the Company recognized a net reduction in income tax expense of $608,000.

The components of income taxes payable (receivable) are as follows:

	December 31,
(Dollars in thousands)	2012	2011
Current taxes payable (receivable):
Federal	$(642)	$1,235
State	1,794	1,879

	1,152	3,114

Deferred taxes payable (receivable)
Federal	(2,782)	(2,009)
State	(798)	(639)

	(3,580)	(2,648)

Total	$(2,428)	$466

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented below:

(Dollars in thousands)	2012	2011
Deferred tax assets:
Premises and equipment	$1,214	$1,114
Hawaii franchise tax	714	761
Unfunded pension liability	1,676	2,618
Allowance for loan losses	665	613
Impaired asset write-down	2,626	2,780
Employee benefit plans	958	0
Equity incentive plan	1,004	717
Unrealized loss on available-for-sale securities	64	84

	8,921	8,687

Deferred tax liabilities:
Net deferred loan fees	2,339	2,637
FHLB stock dividends	2,566	2,639
Prepaid expense	129	110
Premiums on loans sold	257	386
Deferred compensation	50	267

	5,341	6,039

Net deferred tax assets	$3,580	$2,648

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. There was no valuation allowance for deferred tax assets as of December 31, 2012 and 2011.

(15)	Employee Benefit Plans

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

The following table sets forth the status of the Pension Plan and SERP at the dates indicated:

	Pension Plan		SERP
	December 31,
(Dollars in thousands)	2012	2011	2012	2011
Accumulated benefit obligation at end of year	$14,644	$12,948	$8,408	$8,169

Change in projected benefit obligation:
Benefit obligation at beginning of year	$12,948	$11,111	$8,169	$7,573
Service cost	117	98	158	399
Interest cost	625	633	98	214
Actuarial loss	1,273	1,361	0	0
Benefits paid	(319)	(255)	(17)	(17)
Curtailments	0	0	0	0

Benefit obligation at end of year	14,644	12,948	8,408	8,169

Change in plan assets:
Fair value of plan assets at beginning of year	11,318	10,346	0	0
Actual return on plan assets	660	(373)	0	0
Employer contributions	0	1,600	17	17
Benefits paid	(319)	(255)	(17)	(17)

Fair value of plan assets at end of year	11,659	11,318	0	0

Funded status at end of year	$(2,985)	$(1,630)	$(8,408)	$(8,169)

Amounts recognized in the consolidated balance sheets:
Accounts payable and accrued expenses - liability	$(2,985)	$(1,630)	$(8,408)	$(8,169)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$6,295	$4,954	$0	$0
Prior service cost	0	0	0	0

Accumulated other comprehensive loss, before tax	$6,295	$4,954	$0	$0

The following table sets forth the changes recognized in accumulated other comprehensive loss for the years indicated:

	Pension Plan
	Year ended December 31,
(Dollars in thousands)	2012	2011
Accumulated other comprehensive loss at beginning of year, before tax	$4,954	$2,488

Actuarial net loss arising during the period	1,458	2,509
Amortizations (recognized in net periodic benefit cost):
Actuarial loss	(117)	(43)
Prior service cost	0	0

Total recognized in other comprehensive loss	1,341	2,466

Accumulated other comprehensive loss at end of year, before tax	$6,295	$4,954

For the years ended December 31, 2012 and 2011, the following weighted average assumptions were used to determine benefit obligations at the end of the year:

	Pension Plan		SERP
	Year ended December 31,
	2012	2011	2012	2011

Assumptions used to determine the year-end benefit obligations:
Discount rate	4.20%	4.90%	5.02%	5.02%
Rate of compensation increase	N/A	N/A	5.00%	5.00%

The Company does not expect any plan assets to be returned to the Company during calendar year 2013.

The dates used to determine retirement measurements for the Pension Plan were December 31, 2012 and 2011.

The Company’s investment strategy for the defined benefit retirement plan is to maintain a consistent rate of return with primary emphasis on capital appreciation and secondary emphasis on income to enhance the purchasing power of the plan’s assets over the long-term and to preserve capital. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate. Normal target allocations at December 31, 2012 were 50% domestic equity securities, 15% international equity securities and 35% bonds. Equity securities primarily include investment in exchange traded funds and large-cap, mid-cap and small-cap mutual funds. Bonds include

U.S. Treasuries, mortgage-backed securities and corporate bonds of companies in diversified industries. Other types of investments include money market funds and savings accounts opened with the Company.

As of December 31, 2012, the Pension Plan’s assets measured at fair value were classified as follows:

		Fair value of measurements at report date using:
	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:

Cash	$55	$55	$0	$0
Money market funds	706	706	0	0
Equities	3,120	3,120	0	0
Mutual funds (a)	7,778	7,778	0	0

Total	$11,659	$11,659	$0	$0

(a)	This category includes mutual funds that invest in equities and bonds. The mutual fund managers have the ability to change the amounts invested in equities and bonds depending on their investment outlook.

Estimated future benefit payments reflecting expected future service at December 31, 2012 are as follows:

	Pension
(Dollars in thousands)	Plan	SERP

2013	$601	$17
2014	614	343
2015	639	6,366
2016	660	17
2017	661	17
2018 – 2022	4,170	3,489

Total	$7,345	$10,249

For the fiscal years ended December 31, 2012, 2011, and 2010, the following weighted average assumptions were used to determine net periodic benefit cost for the fiscal years shown:

	Pension Plan			SERP
	Year ended December 31,
(Dollars in thousands)	2012	2011	2010	2012	2011	2010

Assumptions used to determine the net periodic benefit cost:
Discount rate	4.90%	5.80%	6.20%	5.05%	5.02%	5.01%
Expected return on plan assets	7.75	7.75	8.00	0	0	0
Rate of compensation increase	N/A	N/A	N/A	5.00	5.00	5.00

The components of net periodic benefit cost were as follows:

	Pension Plan			SERP
	Year ended December 31,
(Dollars in thousands)	2012	2011	2010	2012	2011	2010

Net periodic benefit cost for the year:
Service cost	$117	$98	$101	$158	$399	$627
Interest cost	625	633	609	98	214	354
Expected return on plan assets	(845)	(776)	(771)	0	0	0
Amortization of prior service cost	0	0	0	0	0	0
Recognized actuarial loss	117	43	24	0	0	0
Recognized curtailment loss	0	0	0	0	0	0

Net periodic benefit cost	$14	$(2)	$(37)	$256	$613	$981

The estimated prior service cost and net actuarial loss that will be amortized from AOCI into net periodic pension benefit cost in 2013 are $0 and $155,000, respectively.

The expected return on plan assets is based on the weighted-average long-term rates of return for the types of assets held in the plan. The expected return on plan assets is adjusted when there is a change in the expected long-term rate of return or in the composition of assets held in the plan. The discount rate is based on the return of high-quality fixed-income investments that can be used to fund the benefit payments under the Company’s defined benefit plan.

Based on actuarial calculations, the Company is not expected to make a contribution to the defined benefit pension plan in 2013. The Company expects to make a $17,000 contribution to the SERP in 2013 to cover actual benefit payments.

The Company also has a 401(k) defined contribution plan and profit sharing plan covering all employees after one year of service. The 401(k) plan provides for employer matching contributions, as determined by the Company, based on a percentage of employees’ contributions subject to a maximum amount defined in the plan agreement. The Company’s
401(k) matching contributions, based on 5% of employees’ contributions for 2012, 5% for 2011, and 7% for 2010, amounted to $50,000, $49,000, and $69,000, respectively. The Company contributes to the profit sharing plan an amount determined by the Board of Directors. No contributions were made to the profit sharing plan for years ended December 31, 2012, 2011, and 2010.

(16)	Employee Stock Ownership Plan

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity. The shares committed to be released are considered outstanding for earnings per share computations. Compensation expense recognized for the years ended December 31, 2012 and 2011 amounted to $1.0 million and $935,000, respectively.

Shares held by the ESOP trust were as follows:

	December 31,
	2012	2011

Allocated shares	191,577	145,775
Unearned shares	782,921	831,853

Total ESOP shares	974,498	977,628

Fair value of unearned shares, in thousands	$17,890	$16,429

The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits. For the years ended December 31, 2012 and 2011, we accrued $278,000 and $221,000, respectively, for the ESOP restoration plan.

(17)	Share-Based Compensation

On August 19, 2010, Territorial Bancorp Inc. adopted the 2010 Equity Incentive Plan, which provides for awards of stock options and restricted stock to key officers and outside directors. In accordance with the Compensation – Stock Compensation topic of the FASB ASC, the cost of the 2010 Equity Incentive Plan is based on the fair value of the awards on the grant date. The fair value of restricted stock is based on the closing price of the Company’s stock on the grant date. The fair value of stock options is estimated using a Black-Scholes option pricing model using assumptions for dividend yield, stock price volatility, risk-free interest rate and option term. These assumptions are based on our judgments regarding future events, are subjective in nature, and cannot be determined with precision. The cost of the awards will be recognized on a straight-line basis over the five- to six-year vesting period during which participants are required to provide services in exchange for the awards.

The Company recognized compensation expense, measured as the fair value of the share-based award on the date of grant, on a straight-line basis over the vesting period. Share-based compensation is recorded in the statement of income as a component of salaries and employee benefits with a corresponding increase in shareholders’ equity. For the years ended December 31, 2012, 2011, and 2010, compensation expense and the related tax benefit for all share-based awards were as follows:

(In thousands)	2012	2011	2010
Compensation expense	$2,690	$3,461	$989
Income tax benefit	1,432	1,507	397

Shares of our common stock issued under the Plan shall be authorized unissued shares. The maximum number of shares that will be awarded under the plan will be 1,712,637 shares.

Stock Options

The table below presents the stock option activity for the years ended December 31, 2012, 2011 and 2010:

	Options	Weighted average exercise price	Remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding at December 31, 2009	0	$0	0	$0
Granted	871,144	17.36	9.67	0
Exercised	0	0	0	0
Forfeited	0	0	0	0
Expired	0	0	0	0

Options outstanding at December 31, 2010	871,144	$17.36	9.67	$2,221
Granted	0	0	0	0
Exercised	0	0	0	0
Forfeited	0	0	0	0
Expired	0	0	0	0

Options outstanding at December 31, 2011	871,144	$17.36	8.67	$2,082
Granted	3,085	23.62	9.67	0
Exercised	41,275	17.36	0	171
Forfeited	0	0	0	0
Expired	0	0	0	0

Options outstanding at December 31, 2012	832,954	$17.38	7.67	$4,554

Options vested and exercisable at December 31, 2012	277,240	$17.37	7.67	$1,518

The following summarizes certain stock option activity of the Company for the years ended December 31, 2012, 2011 and 2010:

(In thousands)	2012	2011	2010
Intrinsic value of stock options exercised	$171	$0	$0
Cash received from stock options exercised	717	0	0
Tax benefits realized from stock options exercised	69	0	0
Total fair value of stock options that vested	3,175	3,547	0

As of December 31, 2012, the Company had $2.6 million of unrecognized compensation costs related to the stock option plan. The cost of the stock option plan will be amortized over the five- to six-year vesting period. There were 138,929 shares vested in 2012.

The fair value of the Company’s stock options was determined using the Black-Scholes option pricing formula. The following assumptions were used in the formula for 2012 and 2010:

	2012	2010
Expected volatility	35.82%	31.98%
Risk-free interest rate	1.27%	2.58%
Expected dividends	1.86%	1.61%
Expected life (in years)	6.50	6.75
Grant price for the stock options	$23.62	$17.36

Expected volatility—Based on the historical volatility of the Company’s stock and a peer group of comparable thrifts.

Risk-free interest rate—Based on the U.S. Treasury yield curve and expected life of the options at the time of grant.

Expected dividends—Based on the quarterly dividend and the price of the Company’s stock at the time of grant.

Expected life—Based on a weighted-average of the five- to six-year vesting period and the 10-year contractual term of the stock option plan.

Grant price for the stock options—Based on the closing price of the Company’s stock at the time of grant.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant. Unvested restricted stock awards may not be disposed of or transferred during the vesting period. Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity for the years ended December 31, 2012 and 2011:

	Restricted stock awards	Weighted average grant date fair value
Non-vested at December 31, 2009	0	$0
Granted	713,600	17.36
Vested	0	0
Forfeited	0	0

Non-vested at December 31, 2010	713,600	$17.36
Granted	0	0
Vested	149,606	17.36
Forfeited	0	0

Non-vested at December 31, 2011	563,994	$17.36
Granted	2,735	23.62
Vested	113,332	17.39
Forfeited	0	0

Non-vested at December 31, 2012	453,397	$17.39

As of December 31, 2012, the Company had $7.2 million of unrecognized compensation cost related to restricted stock awards. The cost of the restricted stock awards will be amortized over the five- to six-year vesting period.

(18)	Earnings Per Share

The table below presents the information used to compute basic and diluted earnings per share:

	For the year ended December 31,
(Dollars in thousands, except per share data)	2012	2011	2010

Net income	$14,838	$12,789	$11,028

Weighted-average number of shares used in:
Basic earnings per share	10,113,453	10,777,417	11,322,798
Dilutive common stock equivalents:
Stock options and restricted stock units	99,737	159,215	46,363

Diluted earnings per share	10,213,190	10,936,632	11,369,161

Net income per common share, basic	$1.47	$1.19	$0.97

Net income per common share, diluted	$1.45	$1.17	$0.97

(19)	Other Comprehensive Loss

The table below presents the changes in the components of other comprehensive loss:

	Year Ended December 31,
	2012			2011			2010
(Dollars in thousands)	Beginning Balance	Comprehensive Income	Ending Balance	Beginning Balance	Comprehensive Income	Ending Balance	Beginning Balance	Comprehensive Income	Ending Balance

Unfunded pension liability	$2,966	$826	$3,792	$1,504	$1,462	$2,966	$1,059	$445	$1,504
Noncredit related losses on securities not expected to be sold	679	(234)	445	679	0	679	0	679	679
Unrealized loss on securities	125	(29)	96	322	(197)	125	0	322	322

Total	$3,770	$563	$4,333	$2,505	$1,265	$3,770	$1,059	$1,446	$2,505

The table below presents the tax effect on each component of other comprehensive loss:

	Year Ended December 31,
	2012			2011			2010
(Dollars in thousands)	Pretax Amount	Tax	After Tax Amount	Pretax Amount	Tax	After Tax Amount	Pretax Amount	Tax	After Tax Amount

Unfunded pension liability	$6,295	$(2,503)	$3,792	$4,954	$(1,988)	$2,966	$2,488	$(984)	$1,504
Noncredit related losses on securities not expected to be sold	717	(272)	445	1,106	(427)	679	1,106	(427)	679
Unrealized loss on securities	161	(65)	96	209	(84)	125	530	(208)	322

Total	$7,173	$(2,840)	$4,333	$6,269	$(2,499)	$3,770	$4,124	$(1,619)	$2,505

(20)	Commitments

(a)	Loan Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on an individual basis. The Company’s policy is to require suitable collateral, primarily real estate, to be provided by customers prior to disbursement of approved loans. At December 31, 2012 and 2011, the Company had loan commitments aggregating $39.3 million (interest rates from 2.625% to 5.00%) and $28.2 million (interest rates from 3.00% to 5.125%), respectively, primarily consisting of fixed-rate residential first mortgage loans. In addition to commitments to originate loans, at December 31, 2012 and 2011, the Company had $22.0 million and $18.9 million, respectively, in unused lines of credit to borrowers.

(b)	Lease Commitments

The Company leases a majority of its premises under operating leases expiring on various dates through 2023. Total rental expense comprised minimum rentals of $2.6 million, $2.5 million, and $2.5 million for the years ended December 31, 2012, 2011, and 2010, respectively.

At December 31, 2012, future minimum rental commitments under all noncancelable operating leases are as follows:

(Dollars in thousands)

2013	$2,354
2014	2,199
2015	1,868
2016	1,702
2017	1,463
Thereafter	2,729

Total	$12,315

Certain leases are renegotiable during the period of the lease or have renewal options at the expiration of the lease term. The majority of lease agreements relates to real estate and generally provides that the Company pay taxes, maintenance, insurance, and certain other operating expenses applicable to the leased premises.

In addition, the Company leases to a tenant certain property that it owns. Future minimum rental income for this noncancelable lease is as follows:

(Dollars in thousands)

2013	$110
2014	110
2015	110
2016	110
2017	110
Thereafter	440

Total	$990

Rental income comprised of minimum rentals for 2012, 2011, and 2010 was approximately $110,000, $80,000 and $80,000, respectively.

(c)	Reserve Requirements

The Company is required by the Federal Reserve Bank to maintain reserves based on the amount of deposits held. The reserve requirement at December 31, 2012 and 2011 was $12.0 million and $10.1 million, respectively, and the Company met such requirements.

(21)	Regulatory Capital and Supervision

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. At December 31, 2012 and 2011, the Bank’s core, tangible, risk-based, and Tier 1 risk-based capital exceeded the minimum required regulatory capital ratios as follows:

	Required		Actual		Excess over
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	requirement

December 31, 2012:
Core (Tier 1) capital	$63,149	4.00%	$207,295	13.13%	$144,146
Tangible capital	23,681	1.50	207,295	13.13	183,614
Risk-based capital	45,343	8.00	208,991	36.87	163,648
Tier 1 risk-based capital	22,672	4.00	207,295	36.57	184,623

December 31, 2011:
Core (Tier 1) capital	$61,525	4.00%	$201,060	13.07%	$139,535
Tangible capital	23,072	1.50	201,060	13.07	177,988
Risk-based capital	41,813	8.00	202,601	38.76	160,788
Tier 1 risk-based capital	20,906	4.00	201,060	38.47	180,154

The following is a reconciliation of Bank equity to regulatory capital:

	December 31,
	2012	2011

Bank equity	$203,254	$197,606
Intangible assets	(232)	(225)
Disallowed servicing assets	(60)	(91)
Accumulated other comprehensive loss	4,333	3,770

Core and tangible capital	207,295	201,060
Allowance for loan losses – general, including allowance for credit losses on off-balance sheet credit exposures	1,696	1,541

Regulatory risk-based capital – computed	$208,991	$202,601

(a)	Federal Deposit Insurance Corporation Improvement Act (FDICIA)

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

At December 31, 2012 and 2011, the Bank’s core, tangible, Tier 1/risk-based, and total risk-based ratios exceeded the minimum capital thresholds for a “well-capitalized” institution. There are no conditions or events that have changed the institution’s category under the capital guidelines.

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

In accordance with the Fair Value Measurements and Disclosures topic of the FASB ASC, the Company groups its financial assets and liabilities at fair value into three levels based on the markets in which the financial assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

•

Level 1—Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities traded in active markets. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

•

Level 2—Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•

Level 3—Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect management’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of discounted cash flow models and similar techniques that require the use of significant judgment or estimation.

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

The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. The trust preferred securities market is considered to be inactive since there have been only three transactions over the past 12 months involving securities in the same tranche owned by the Company and no new issues of pooled trust preferred securities have occurred since 2007. The fair value of our trust preferred securities was determined using a discounted cash flow model. Our model used a discount rate equal to three-month LIBOR plus 20.00% and provided a fair value estimate of $11.90 per $100 of par value for PreTSL XXIII.

The discounted cash flow analysis includes a review of all issuers within each collateral pool and deferral and default rate assumptions for each issuer. The fair value of the trust preferred securities are classified as Level 3 inputs because they are based on discounted cash flow models.

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

The estimated fair values of the Company’s financial instruments are as follows:

			Fair Value Measurements Using
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2012
Assets
Cash and cash equivalents	$182,818	$182,818	$182,818	$0	$0
Investment securities held to maturity	554,673	584,125	0	583,704	421
FHLB stock	12,128	12,128	12,128	0	0
Loans held for sale	2,220	2,335	0	2,335	0
Loans receivable, net	774,876	831,734	0	0	831,734
Accrued interest receivable	4,367	4,367	4,367	0	0
Interest rate contracts	124	124	0	124	0

Liabilities
Deposits	1,237,847	1,239,385	1,032,467	0	206,918
Advances from the Federal Home Loan Bank	20,000	20,397	0	0	20,397
Securities sold under agreements to repurchase	70,000	72,340	0	0	72,340
Accounts payable and accrued expenses	23,017	23,017	23,017	0	0
Interest rate contracts	111	111	0	111	0
Current income taxes payable	1,152	1,152	1,152	0	0
Advance payments by borrowers for taxes and insurance	3,639	3,639	3,639	0	0

December 31, 2011
Assets
Cash and cash equivalents	$131,937	$131,937	$131,937	$0	$0
Investment securities held to maturity	653,871	687,319	0	687,060	259
FHLB stock	12,348	12,348	12,348	0	0
Loans held for sale	3,231	3,352	0	3,352	0
Loans receivable, net	688,095	790,220	0	0	790,220
Accrued interest receivable	4,780	4,780	4,780	0	0
Interest rate contracts	156	156	0	156	0

Liabilities
Deposits	1,166,116	1,167,855	942,365	0	225,490
Advances from the Federal Home Loan Bank	20,000	20,525	0	0	20,525
Securities sold under agreements to repurchase	108,300	112,306	0	0	112,306
Accounts payable and accrued expenses	22,816	22,816	22,816	0	0
Interest rate contracts	139	139	0	139	0
Current income taxes payable	3,114	3,114	3,114	0	0
Advance payments by borrowers for taxes and insurance	3,264	3,264	3,264	0	0

At December 31, 2012 and 2011, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

December 31, 2012
Interest rate contracts – assets	$0	$124	$0	$124
Interest rate contracts – liabilities	0	(111)	0	(111)

December 31, 2011
Interest rate contracts – assets	$0	$156	$0	$156
Interest rate contracts – liabilities	0	(139)	0	(139)

The fair value of interest rate contracts was determined by referring to prices quoted in the secondary market for similar contracts. Gains and losses are included in gain on sale of loans in the consolidated statements of income.

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of December 31, 2012 and 2011 and the related gains and losses for the years then ended:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total Gains (Losses)

December 31, 2012
Impaired loans	$0	$468	$4,907	$5,375	$(222)
Mortgage servicing assets	0	0	651	651	(220)
Trust preferred securities	0	0	421	421	389

December 31, 2011
Impaired loans	$0	$885	$2,766	$3,651	$(219)
Mortgage servicing assets	0	0	977	977	(34)

The fair value of impaired loans that are considered to be collateral-dependent is determined using the value of collateral less estimated selling costs. The fair value of impaired loans that are not considered to be collateral-dependent is determined using a discounted cash flow analysis. Assumptions used in the analysis include the discount rate and projected cash flows. Gains and losses on impaired loans are included in the provision for loan losses in the consolidated statements of income. Mortgage servicing assets are valued using a discounted cash flow model. Assumptions used in the model include mortgage prepayment speeds, discount rates, cost of servicing and ancillary income. Losses on mortgage servicing assets are included in service fees on loan and deposit accounts in the consolidated statements of income. The fair value of trust preferred securities was determined by using a discounted cash flow model. The assumptions used in the discounted cash flow model are discussed above. Gains and losses on trust preferred securities that are credit related are included in net other-than-temporary impairment losses in the consolidated statements of income. Gains and losses on trust preferred securities that are not credit related are included in other comprehensive income in the consolidated statements of comprehensive income.

The table below presents the significant unobservable inputs for Level 3 nonrecurring fair value measurements:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Value

December 31, 2012:
Impaired loans – non-collateral dependent	$4,907	Discounted cash flow	Discount rate (1)	3.73% – 6.94%

Mortgage servicing assets	651	Discounted cash flow	Discount rate	10.00%
			Prepayment speed (PSA)	144.6 – 316.4
			Cost to service (Basis points)	40

Trust preferred securities	421	Discounted cash flow	Discount rate	Three-month LIBOR plus 20%

December 31, 2011:
Impaired loans – non-collateral dependent	$2,766	Discounted cash flow	Discount rate (1)	3.73% – 6.94%

Mortgage servicing assets	970	Discounted cash flow	Discount rate	10.00%
			Prepayment speed (PSA)	180.1 – 437.9
			Cost to service (Basis points)	40

(1)	Represents the yield on contractual cash flows prior to modification in troubled debt restructurings.

(24)	Parent Company Only

Presented below are the condensed balance sheet, statement of income, and statement of cash flows for Territorial Bancorp Inc.

Condensed Balance Sheet

	December 31,
(Dollars in thousands)	2012	2011

Assets

Cash	$10,369	$10,970
Investment in Territorial Savings Bank	203,254	197,606
Receivable from Territorial Savings Bank	863	4,457
Prepaid expenses and other assets	4,498	1,076

Total assets	$218,984	$214,109

Liabilities and Equity

Other liabilities	$12	$148
Equity	218,972	213,961

Total liabilities and equity	$218,984	$214,109

Condensed Statement of Income

	For the year ended December 31,
(Dollars in thousands)	2012	2011	2010

Interest and dividend income:
Dividends from Territorial Savings Bank	$11,788	$18,087	$0
Interest-earning deposit with Territorial Savings Bank	32	81	230

Total interest and dividend income	11,820	18,168	230

Noninterest expense:
Salaries	37	36	37
Other general and administrative expenses	763	677	843

Total noninterest expense	800	713	880

Income before income taxes and equity in undistributed earnings in subsidiaries	11,020	17,455	(650)

Income taxes	(297)	(65)	(256)

Income before equity in undistributed earnings in subsidiaries	11,317	17,520	(394)

Equity in undistributed earnings of Territorial Savings Bank, net of dividends	3,521	(4,731)	11,422

Net income	$14,838	$12,789	$11,028

Condensed Statement of Cash Flows

	For the year ended December 31,
(Dollars in thousands)	2012	2011	2010

Cash flows from operating activities:
Net income	$14,838	$12,789	$11,028
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of Territorial Savings Bank, net of dividends	(3,521)	4,731	(11,422)
ESOP expense	1,082	967	907
Excess tax benefits from share-based compensation	(54)	0	0
Net (increase) decrease in prepaid expenses and other assets	172	(2,814)	5,541
Net increase (decrease) in other liabilities	(136)	97	(1,418)

Net cash provided by operating activities	12,381	15,770	4,636

Cash flows from investing activities:
Investment in Territorial Savings Bank	0	0	(51)

Net cash used in investing activities	0	0	(51)

Cash flows from financing activities:
Excess tax benefits from share-based compensation	54	0	0
Proceeds from issuance of common stock, net of costs	717	0	0
Purchases of company stock	(8,025)	(25,464)	(1,027)
Cash dividends paid	(5,728)	(3,886)	(2,713)

Net cash used in financing activities	(12,982)	(29,350)	(3,740)

Net increase (decrease) in cash	(601)	(13,580)	845

Cash at beginning of the period	10,970	24,550	23,705

Cash at end of the period	$10,369	$10,970	$24,550

(25)	Unaudited Quarterly Financial Information

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Dollars in thousands, except per share data)
2012:
Interest and dividend income	$15,629	$15,490	$14,826	$14,204	$60,149
Interest expense	2,578	2,517	2,226	1,908	9,229
Net interest income	13,051	12,973	12,600	12,296	50,920
Provision (reversal of allowance) for loan losses	84	(79)	167	243	415
Net interest income after provision for loan losses	12,967	13,052	12,433	12,053	50,505
Noninterest income	1,442	1,407	1,922	2,297	7,068
Noninterest expense	8,638	8,498	8,597	8,705	34,438
Income before income taxes	5,771	5,961	5,758	5,645	23,135
Income taxes	2,231	2,115	2,111	1,840	8,297
Net income	3,540	3,846	3,647	3,805	14,838
Basic earnings per share	0.35	0.38	0.36	0.38	1.47
Diluted earnings per share	0.34	0.37	0.36	0.34	1.45
Cash dividends declared per common share	0.10	0.11	0.11	0.22	0.54

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Dollars in thousands, except per share data)
2011:
Interest and dividend income	$15,346	$15,733	$15,790	$15,864	$62,733
Interest expense	2,828	2,857	2,872	2,728	11,285
Net interest income	12,518	12,876	12,918	13,136	51,448
Provision (reversal of allowance) for loan losses	108	14	(39)	335	418
Net interest income after provision for loan losses	12,410	12,862	12,957	12,801	51,030
Noninterest income	1,126	1,223	1,168	1,594	5,111
Noninterest expense	8,409	8,645	9,221	8,379	34,654
Income before income taxes	5,127	5,440	4,904	6,016	21,487
Income taxes	2,127	2,055	1,918	2,598	8,698
Net income	3,000	3,385	2,986	3,418	12,789
Basic earnings per share	0.27	0.31	0.28	0.33	1.19
Diluted earnings per share	0.26	0.30	0.28	0.33	1.17
Cash dividends declared per common share	0.07	0.09	0.09	0.09	0.34

(26)	Subsequent Events

On February 4, 2013, the Board of Directors of Territorial Bancorp Inc. approved a quarterly cash dividend of $0.12 per share of common stock. The dividend was paid on March 4, 2013 to stockholders of record as of February 18, 2013.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2012. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, and it is included in Item 8, under Part II of this Annual Report on Form 10-K.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders under the captions “Proposal 1—Election of Directors,” “Information About Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics and Business Conduct,” “Nominating and Corporate Governance Committee Procedures—Procedures to be Followed by Stockholders,” “Committees of the Board of Directors” and “—Audit Committee” is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders under the caption “Executive Compensation” is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders under the caption “Stock Ownership” is incorporated herein by reference. Information with respect to the security ownership of our directors and executive officers is included above in “Item 10. Directors, Executive Officers and Corporate Governance,” and is incorporated herein by reference.

Equity Compensation Plan Information

Set forth below is information as of December 31, 2012 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under share-based compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	1,286,327	$17.38	(1)	122,073

(1)	Reflects weighted average price of stock options only

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders under the captions “Transactions with Certain Related Persons” and “Proposal 1—Election of Directors” is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders under the captions “Proposal II—Ratification of Independent Registered Public Accounting Firm—Audit Fees” and “—Pre-Approval of Services by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements

The following documents are filed as part of this annual report:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets at December 31, 2012 and 2011

(iii)	Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010

(iv)	Consolidated Statement of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

(v)	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

(vi)	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

(vii)	Notes to Consolidated Financial Statements

(b)	Exhibits.

3.1	Articles of Incorporation of Territorial Bancorp Inc. (1)

3.2	Bylaws of Territorial Bancorp Inc. (1)

4	Form of Common Stock Certificate of Territorial Bancorp Inc. (1)

10.1	Employment Agreement between Territorial Bancorp Inc. and Allan S. Kitagawa (2)

10.2	Employment Agreement between Territorial Savings Bank and Allan S. Kitagawa (1)

10.3	First Amendment to Employment Agreement between Territorial Savings Bank and Allan S. Kitagawa (4)

10.4	Employment Agreement between Territorial Bancorp Inc. and Vernon Hirata (2)

10.5	Employment Agreement between Territorial Savings Bank and Vernon Hirata (1)

10.6	First Amendment to Employment Agreement between Territorial Savings Bank and Vernon Hirata (4)

10.7	Employment Agreement between Territorial Bancorp Inc. and Ralph Y. Nakatsuka (2)

10.8	Employment Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka (1)

10.9	First Amendment to Employment Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka (4)

10.10	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Allan S. Kitagawa (1)

10.11	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Vernon Hirata (1)

10.12	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka (1)

10.13	Executive Deferred Incentive Agreement between Territorial Savings Bank and Allan S. Kitagawa (1)

10.14	Executive Deferred Incentive Agreement between Territorial Savings Bank and Vernon Hirata (1)

10.15	Territorial Savings Bank 2010 Amended and Restated Employee Stock Ownership Plan (4)

10.16	Territorial Savings Bank Non-Qualified Supplemental Employee Stock Ownership Plan (2)

10.17	Territorial Savings Bank Executive Incentive Compensation Plan (1)

10.18	First Amendment to Territorial Savings Bank Executive Incentive Compensation Plan (1)

10.19	Second Amendment to Territorial Savings Bank Executive Incentive Compensation Plan (4)

10.20	Territorial Bancorp Inc. 2010 Equity Incentive Plan (3)

10.21	Form of Employee Restricted Stock Award (4)

10.22	Form of Employee Stock Option Award (4)

10.23	Form of Director Restricted Stock Award (4)

10.24	Form of Director Stock Option Award (4)

10.25	Territorial Savings Bank Separation Pay Plan and Summary Plan Description (1)

10.26	Amendment One to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Vernon Hirata (5)

10.27	Amendment One to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Ralph Nakatsuka (5)

10.28	Amendment One to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Karen J. Cox (5)

10.29	Amendment Two to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Vernon Hirata (6)

10.30	Amendment Two to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Ralph Nakatsuka (6)

10.31	Second Amendment to Employment Agreement between Territorial Savings Bank and Vernon Hirata

23	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 15, 2013, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders Equity and Comprehensive Income, (v) Consolidated Statement of Comprehensive Income, (vi) the Notes to Consolidated Financial Statements.

101.INS	Interactive datafile	XBRL Instance Document

101.SCH	Interactive datafile	XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile	XBRL Taxonomy Extension Label Linkbase

101.PRE	Interactive datafile	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-155388), initially filed November 14, 2008.
(2)	Incorporated by reference to the Current Report on Form 8-K (file no. 1-34403), filed November 18, 2009.
(3)	Incorporated by reference to the Proxy Statement for the 2010 Annual Meeting of Stockholders (file no. 1-34403), filed July 12, 2010.

(4)	Incorporated by reference to the Annual Report on Form 10-K/A (file no. 001-34403), filed March 29, 2011.
(5)	Incorporated by reference to the Annual Report on Form 10-Q (file no. 001-34403), filed May 14, 2011.
(6)	Incorporated by reference to the Annual Report on Form 10-K (file no. 001-34403), filed March 14, 2012.

(c)	Financial Statement Schedules

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

Signatures	Title	Date

/s/ Allan S. Kitagawa	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2013
Allan S. Kitagawa

/s/ Melvin M. Miyamoto	Senior Vice President and Treasurer (Principal Financial and Accounting Officer)	March 15, 2013
Melvin M. Miyamoto

/s/ Kirk W. Caldwell	Director	March 15, 2013
Kirk W. Caldwell

/s/ Howard Y. Ikeda	Director	March 15, 2013
Howard Y. Ikeda

/s/ David S. Murakami	Director	March 15, 2013
David S. Murakami

/s/ Richard I. Murakami	Director	March 15, 2013
Richard I. Murakami

/s/ Francis E. Tanaka	Director	March 15, 2013
Francis E. Tanaka