Form 10-Q
period 2013-03-31
Territorial Bancorp Inc.
filed 2013-05-09
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2013

or

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

10,623,166 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of April 30, 2013.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.	FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	March 31, 2013	December 31, 2012

ASSETS
Cash and cash equivalents	$153,120	$182,818
Investment securities held to maturity, at amortized cost (fair value of $577,197 and $584,125 at March 31, 2013 and December 31, 2012, respectively)	555,653	554,673
Federal Home Loan Bank stock, at cost	12,018	12,128
Loans held for sale	2,771	2,220
Loans receivable, net	793,749	774,876
Accrued interest receivable	4,410	4,367
Premises and equipment, net	4,872	5,056
Bank-owned life insurance	31,398	31,177
Deferred income taxes receivable	3,656	3,580
Prepaid expenses and other assets	3,877	3,732

Total assets	$1,565,524	$1,574,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,237,234	$1,237,847
Advances from the Federal Home Loan Bank	20,000	20,000
Securities sold under agreements to repurchase	65,000	70,000
Accounts payable and accrued expenses	20,970	23,017
Current income taxes payable	934	1,152
Advance payments by borrowers for taxes and insurance	2,448	3,639

Total liabilities	1,346,586	1,355,655

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	0	0
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 10,655,088 and 10,806,248 shares at March 31, 2013 and December 31, 2012, respectively	107	108
Additional paid-in capital	91,029	93,616
Unearned ESOP shares	(7,707)	(7,829)
Retained earnings	139,812	137,410
Accumulated other comprehensive loss	(4,303)	(4,333)

Total stockholders’ equity	218,938	218,972

Total liabilities and stockholders’ equity	$1,565,524	$1,574,627

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Interest and dividend income:
Investment securities	$4,554	$6,516
Loans	9,230	9,029
Other investments	98	84

Total interest and dividend income	13,882	15,629

Interest expense:
Deposits	1,120	1,570
Advances from the Federal Home Loan Bank	103	104
Securities sold under agreements to repurchase	477	904

Total interest expense	1,700	2,578

Net interest income	12,182	13,051
Provision for loan losses	18	84

Net interest income after provision for loan losses	12,164	12,967

Noninterest income:
Service fees on loan and deposit accounts	501	550
Income on bank-owned life insurance	221	233
Gain on sale of investment securities	888	128
Gain on sale of loans	645	441
Other	105	90

Total noninterest income	2,360	1,442

Noninterest expense:
Salaries and employee benefits	5,352	5,173
Occupancy	1,251	1,324
Equipment	872	812
Federal deposit insurance premiums	190	190
Other general and administrative expenses	1,051	1,139

Total noninterest expense	8,716	8,638

Income before income taxes	5,808	5,771
Income taxes	2,167	2,231

Net income	$3,641	$3,540

Basic earnings per share	$0.37	$0.35
Diluted earnings per share	$0.36	$0.34
Cash dividends declared per common share	$0.12	$0.10
Basic weighted-average shares outstanding	9,917,359	10,192,115
Diluted weighted-average shares outstanding	10,117,034	10,444,539

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012

Net income	$3,641	$3,540

Change in unrealized loss on securities	8	4
Noncredit related gains on securities not expected to be sold	22	0

Other comprehensive income	30	4

Comprehensive income	$3,671	$3,544

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity

Balances at December 31, 2011	$110	$97,640	$(8,319)	$128,300	$(3,770)	$213,961

Net income	0	0	0	3,540	0	3,540
Other comprehensive income	0	0	0	0	4	4
Cash dividends declared	0	0	0	(1,076)	0	(1,076)
Share-based compensation	0	663	0	0	0	663
Allocation of 12,233 ESOP shares	0	132	123	0	0	255
Repurchase of 28,212 shares of company common stock	0	(585)	0	0	0	(585)
Exercise of 13,083 options on common stock	0	227	0	0	0	227

Balances at March 31, 2012	$110	$98,077	$(8,196)	$130,764	$(3,766)	$216,989

Balances at December 31, 2012	$108	$93,616	$(7,829)	$137,410	$(4,333)	$218,972

Net income	0	0	0	3,641	0	3,641
Other comprehensive income	0	0	0	0	30	30
Cash dividends declared	0	0	0	(1,239)	0	(1,239)
Share-based compensation	0	660	0	0	0	660
Allocation of 12,233 ESOP shares	0	163	122	0	0	285
Repurchase of 151,160 shares of company common stock	(1)	(3,410)	0	0	0	(3,411)

Balances at March 31, 2013	$107	$91,029	$(7,707)	$139,812	$(4,303)	$218,938

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net income	$3,641	$3,540
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	18	84
Depreciation and amortization	288	285
Deferred income tax benefit	(95)	(78)
Amortization of fees, discounts, and premiums	192	(75)
Origination of loans held for sale	(25,230)	(22,751)
Proceeds from sales of loans held for sale	25,324	24,079
Gain on sale of loans, net	(645)	(441)
Gain on sale of investment securities held to maturity	(888)	(128)
ESOP expense	285	255
Share-based compensation expense	660	663
Excess tax benefits from share-based compensation	0	(54)
(Increase) decrease in accrued interest receivable	(43)	31
Net increase in bank-owned life insurance	(221)	(233)
Net increase in prepaid expenses and other assets	(145)	(44)
Net decrease in accounts payable and accrued expenses	(2,047)	(1,610)
Net increase (decrease) in income taxes payable	(218)	1,858

Net cash provided by operating activities	876	5,381

Cash flows from investing activities:
Purchases of investment securities held to maturity	(74,568)	(30,251)
Principal repayments on investment securities held to maturity	60,306	44,447
Proceeds from sale of investment securities held to maturity	13,630	1,634
Loan originations, net of principal repayments on loans receivable	(18,494)	(23,059)
Proceeds from redemption of Federal Home Loan Bank stock	110	0
Purchases of premises and equipment	(104)	(95)

Net cash used in investing activities	(19,120)	(7,324)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012

Cash flows from financing activities:
Net increase (decrease) in deposits	$(613)	$35,291
Repayments of securities sold under agreements to repurchase	(5,000)	(3,000)
Net decrease in advance payments by borrowers for taxes and insurance	(1,191)	(1,094)
Excess tax benefits from share-based compensation	0	54
Proceeds from issuance of common stock	0	227
Purchases of company stock	(3,411)	(585)
Cash dividends paid	(1,239)	(1,076)

Net cash provided by (used in) financing activities	(11,454)	29,817

Net increase (decrease) in cash and cash equivalents	(29,698)	27,874

Cash and cash equivalents at beginning of the period	182,818	131,937

Cash and cash equivalents at end of the period	$153,120	$159,811

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$1,718	$2,581
Income taxes	2,480	451

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Territorial Bancorp Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes should be read in conjunction with Territorial Bancorp Inc.’s consolidated financial statements and notes thereto filed as part of the Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

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

(3)	Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) amended the Comprehensive Income topic of the FASB Accounting Standards Codification (ASC). The amendment eliminated the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity. Nonowner changes in stockholders’ equity must be presented either in a continuous statement of comprehensive income or in two separate but consecutive statements. The amendment was effective for interim or annual periods beginning after December 15, 2011, with early adoption permitted. In December 2011, the FASB deferred the effective date of the part of this amendment requiring reclassifications out of accumulated other comprehensive income to be shown on the face of the financial statements to allow time for further deliberation. Until final reporting requirements were effective, previous disclosure requirements would remain in effect. The Company adopted this amendment on January 1, 2012, and other than the location of disclosures related to other comprehensive income, the adoption did not have a material effect on its consolidated financial statements. In February 2013, the FASB finalized the reporting requirements for reclassifications out of accumulated other comprehensive income. When an amount reclassified out of accumulated other comprehensive income is required to be reported in net income in its entirety, the effect on income statement items must be disclosed. When an amount reclassified out of accumulated other comprehensive income is not required to be reported in net income in its entirety in the same period, cross references to other required disclosures providing information about the transaction are required. This amendment was effective for reporting periods beginning after December 15, 2012. The Company adopted this amendment on January 1, 2013 and the adoption did not have a material effect on its consolidated financial statements.

In December 2011, the FASB amended the Balance Sheet topic of the FASB ASC. The amendment requires disclosures about the gross and net information related to instruments and transactions eligible for offset in the statement of financial position. The disclosures are meant to assist users of financial statements to more easily compare information that is presented based on the differing offsetting requirements of U.S. generally accepted accounting principles and International Financial Reporting Standards. In January 2013, the FASB issued a clarification that stated the amendment applies only to certain derivatives, repurchase and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendment was effective for interim and annual periods beginning on or after January 1, 2013. The Company adopted this amendment on January 1, 2013 and the adoption did not have a material effect on its consolidated financial statements.

(4)	Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

(Dollars in thousands)	March 31, 2013	December 31, 2012

Cash and due from banks	$12,441	$10,574
Interest-earning deposits in other banks	140,679	172,244

Cash and cash equivalents	$153,120	$182,818

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank.

(5)	Investment Securities

The carrying and fair values of investment securities are as follows:

	Carrying value	Gross unrealized		Estimated fair value
(Dollars in thousands)		Gains	Losses

March 31, 2013:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$555,196	$23,143	$(1,599)	$576,740
Trust preferred securities	457	0	0	457

Total	$555,653	$23,143	$(1,599)	$577,197

December 31, 2012:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$554,252	$29,706	$(254)	$583,704
Trust preferred securities	421	0	0	421

Total	$554,673	$29,706	$(254)	$584,125

The carrying and estimated fair value of investment securities at March 31, 2013 are shown below. Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Carrying value	Estimated fair value

Held to maturity:
Due within 5 years	$2,338	$2,371
Due after 5 years through 10 years	165	176
Due after 10 years	553,150	574,650

Total	$555,653	$577,197

Realized gains and losses and the proceeds from sales of securities available for sale, held to maturity and trading for the three months ended March 31 are shown in the table below. All sales of securities were U.S. government-sponsored mortgage-backed securities.

	For the three months ended March 31,
(Dollars in thousands)	2013	2012
Proceeds from sales	$13,630	$1,634
Gross gains	888	128
Gross losses	0	0

During the three months ended March 31, 2013, the Company received proceeds of $13.6 million from the sale of $12.7 million of held-to-maturity debt securities, resulting in gross realized gains of $888,000. During the three months ended March 31, 2012, the Company received proceeds of $1.6 million from the sale of $1.5 million of held-to-maturity debt securities, resulting in gross realized gains of $128,000. The sale of these securities, for which the Company had already collected a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investment topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio.

Investment securities with carrying values of $246.4 million and $221.3 million at March 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at March 31, 2013 and December 31, 2012. The Company does not intend to sell these securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less than 12 months		12 months or longer		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses
(Dollars in thousands)

March 31, 2013:

Mortgage-backed securities	$141,112	$1,599	$0	$0	26	$141,112	$1,599

December 31, 2012:

Mortgage-backed securities	$32,921	$253	$47	$1	21	$32,968	$254

Mortgage-Backed Securities. The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates. All of the mortgage-backed securities are guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae, which are U.S. government-sponsored enterprises. Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its amortized cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2013 and December 31, 2012.

Trust Preferred Securities. At March 31, 2013, the Company owns two trust preferred securities, PreTSL XXIII and XXIV. The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. Both of these securities are classified in the Bank’s held-to-maturity investment portfolio.

The trust preferred securities market is considered to be inactive as only three transactions have occurred over the past 15 months in the same tranche of securities owned by the Company. The Company used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in trust preferred securities did not incur additional impairment during the quarter ending March 31, 2013.

PreTSL XXIV has a book value of $0. PreTSL XXIII has a book value of $457,000. The difference between the book value of $457,000 and the remaining amortized cost basis of $1.1 million is reported as other comprehensive loss and is related to noncredit factors such as the trust preferred securities market being inactive.

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

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)	2013	2012

Balance at January 1,	$5,885	$5,885
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	0	0

Balance at March 31,	$5,885	$5,885

The table below shows the components of comprehensive loss, net of taxes, resulting from other-than-temporarily impaired securities:

	March 31,
(Dollars in thousands)	2013	2012

Noncredit losses on other-than-temporarily impaired securities, net of taxes	$423	$679

(6)	Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012

Real estate loans:
First mortgages:
One- to four-family residential	$761,089	$741,334
Multi-family residential	5,579	6,888
Construction, commercial, and other	13,986	13,819
Home equity loans and lines of credit	15,131	15,202

Total real estate loans	795,785	777,243

Other loans:
Loans on deposit accounts	448	493
Consumer and other loans	4,307	3,988

Total other loans	4,755	4,481

Less:
Net unearned fees and discounts	(5,124)	(5,176)
Allowance for loan losses	(1,667)	(1,672)

	(6,791)	(6,848)

Loans receivable, net	$793,749	$774,876

The activity in the allowance for loan losses on loans receivable is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012

Balance, beginning of period	$1,672	$1,541
Provision for loan losses	18	84

	1,690	1,625

Charge-offs	(52)	(114)
Recoveries	29	18

Net charge-offs	(23)	(96)

Balance, end of period	$1,667	$1,529

The table below presents the activity in the allowance for loan losses by portfolio segment:

(Dollars in thousands)	Residential Mortgage	Construction, Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals

Three months ended March 31, 2013:

Balance, beginning of period	$590	$818	$35	$107	$122	$1,672
Provision (reversal of allowance) for loan losses	(26)	0	(3)	47	0	18

	564	818	32	154	122	1,690

Charge-offs	(1)	0	0	(51)	0	(52)
Recoveries	22	0	3	4	0	29

Net charge-offs	21	0	3	(47)	0	(23)

Balance, end of period	$585	$818	$35	$107	$122	$1,667

Three months ended March 31, 2012:

Balance, beginning of period	$631	$285	$258	$291	$76	$1,541
Provision (reversal of allowance) for loan losses	6	356	(224)	(114)	60	84

	637	641	34	177	136	1,625

Charge-offs	(104)	0	(1)	(9)	0	(114)
Recoveries	11	0	1	6	0	18

Net charge-offs	(93)	0	0	(3)	0	(96)

Balance, end of period	$544	$641	$34	$174	$136	$1,529

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

Management considers the allowance for loan losses at March 31, 2013 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions. While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings. In addition, as an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review the allowance for loan losses. The Office of the Comptroller of the Currency may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

(Dollars in thousands)	Residential Mortgage	Construction, Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals
March 31, 2013:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	585	818	35	107	122	1,667

Total ending allowance balance	$585	$818	$35	$107	$122	$1,667

Loans:
Ending loan balance:
Individually evaluated for impairment	$7,461	$0	$161	$0	$0	$7,622
Collectively evaluated for impairment	754,111	13,950	14,978	4,755	0	787,794

Total ending loan balance	$761,572	$13,950	$15,139	$4,755	$0	$795,416

December 31, 2012:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	590	818	35	107	122	1,672

Total ending allowance balance	$590	$818	$35	$107	$122	$1,672

Loans:
Ending loan balance:
Individually evaluated for impairment	$6,775	$0	$160	$0	$0	$6,935
Collectively evaluated for impairment	736,297	13,784	15,051	4,481	0	769,613

Total ending loan balance	$743,072	$13,784	$15,211	$4,481	$0	$776,548

The table below presents the balance of impaired loans and the related amount of allocated loan loss allowances:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Loans with no allocated allowance for loan loss	$7,622	$6,935
Loans with allocated allowance for loan loss	0	0

Total impaired loans	$7,622	$6,935

Amount of allocated loan loss allowance	$0	$0

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance
March 31, 2013:
With no related allowance recorded:
One- to four-family residential mortgages	$7,461	$7,885
Home equity loans and lines of credit	161	165

Total	$7,622	$8,050

December 31, 2012:
With no related allowance recorded:
One- to four-family residential mortgages	$6,775	$7,175
Home equity loans and lines of credit	160	165

Total	$6,935	$7,340

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	For the Three Months Ended March 31,
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized
2013:
With no related allowance recorded:
One- to four-family residential mortgages	$7,475	$34
Home equity loans and lines of credit	160	0

Total	$7,635	$34

2012:
With no related allowance recorded:
One- to four-family residential mortgages	$4,360	$43
Construction, commercial and other mortgages	184	0
Home equity loans and lines of credit	159	2
Consumer and other	2	0

Total	$4,705	$45

There were no loans individually evaluated for impairment with a related allowance for loan loss as of March 31, 2013 or December 31, 2012. Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they are written down to fair value.

The table below presents the aging of loans and accrual status by class of loans:

(Dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total Loans	Nonaccrual Loans	Loans More Than 90 Days Past Due and Still Accruing

March 31, 2013:
One- to four-family residential mortgages	$518	$586	$2,168	$3,272	$752,752	$756,024	$4,941	$0
Multi-family residential mortgages	0	0	0	0	5,548	5,548	0	0
Construction, commercial and other mortgages	0	0	0	0	13,950	13,950	0	0
Home equity loans and lines of credit	0	0	0	0	15,139	15,139	161	0
Loans on deposit accounts	0	0	0	0	448	448	0	0
Consumer and other	3	0	0	3	4,304	4,307	0	0

Total	$521	$586	$2,168	$3,275	$792,141	$795,416	$5,102	$0

December 31, 2012:
One- to four-family residential mortgages	$2,298	$152	$2,044	$4,494	$731,730	$736,224	$4,246	$0
Multi-family residential mortgages	0	0	0	0	6,848	6,848	0	0
Construction, commercial and other mortgages	0	0	0	0	13,784	13,784	0	0
Home equity loans and lines of credit	44	0	0	44	15,167	15,211	160	0
Loans on deposit accounts	0	0	0	0	493	493	0	0
Consumer and other	78	2	0	80	3,908	3,988	0	0

Total	$2,420	$154	$2,044	$4,618	$771,930	$776,548	$4,406	$0

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

The Company had 20 nonaccrual loans with a book value of $5.1 million at March 31, 2013 and 19 nonaccrual loans with a book value of $4.4 million as of December 31, 2012. The Company collected interest on nonaccrual loans of $32,000 during the three months ended March 31, 2013, but due to regulatory requirements, we recorded it as a reduction of principal. The Company collected and recognized interest income on nonaccrual loans of $14,000 during the three months ended March 31, 2012. The Company would have recognized additional interest income of $92,000 and $95,000 during the three months ended March 31, 2013 and 2012, respectively, had the loans been accruing interest. The Company did not have any loans more than 90 days past due and still accruing interest as of March 31, 2013 and December 31, 2012.

There were no loans modified in a troubled debt restructuring during the three months ended March 31, 2013 or 2012. There were no new troubled debt restructurings within the past 12 months that subsequently defaulted.

The Company had 20 troubled debt restructurings totaling $5.2 million as of March 31, 2013 that were considered to be impaired. This total included 19 one- to four-family residential mortgage loans totaling $5.0 million and one home equity loan for $161,000. Eight of the loans, totaling $2.5 million, are performing in accordance with their restructured terms and accruing interest at March 31, 2013. 11 of the loans, totaling $2.3 million, are performing in accordance with their restructured terms but not accruing interest at March 31, 2013. One of the loans, for $329,000, is more than 150 days delinquent and not accruing interest as of March 31, 2013. There were 20 troubled debt restructurings totaling $5.2 million as of December 31, 2012 that were considered to be impaired. This total included 19 one- to four-family residential mortgage loans totaling $5.1 million and one home equity loan for $160,000. Eight of the loans, totaling $2.5 million, are performing in accordance with their restructured terms and accruing interest at December 31, 2012. 11 of the loans, totaling $2.4 million, are performing in accordance with their restructured terms but not accruing interest at December 31, 2012. One of the loans, for $329,000, is more than 150 days delinquent and not accruing interest at December 31, 2012. Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers. We have no commitments to lend any additional funds to these borrowers.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the three months ended March 31, 2013 and 2012, the Company sold $24.9 million and $23.9 million, respectively, of mortgage loans held for sale and recognized gains of $645,000 and $441,000, respectively. The Company had seven loans held for sale totaling $2.8 million at March 31, 2013 and six loans held for sale totaling $2.2 million at December 31, 2012.

The Company serviced loans for others of $80.3 million at March 31, 2013 and $84.8 million at December 31, 2012. Of these amounts, $4.4 million and $5.1 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at March 31, 2013 and December 31, 2012, respectively. The amount of contractually specified servicing fees earned for the three-month periods ended March 31, 2013 and 2012 was $58,000 and $72,000, respectively. The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

(7)	Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts. Securities sold under agreements to repurchase are summarized as follows:

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Repurchase liability	Weighted average rate	Repurchase liability	Weighted average rate

Maturing:
1 year or less	$18,000	4.87%	$23,000	4.40%
Over 1 year to 2 years	37,000	2.15	0	0.00
Over 2 years to 3 years	10,000	1.94	47,000	2.11

Total	$65,000	2.87%	$70,000	2.86%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at March 31, 2013. The amount at risk is the greater of the carrying value or fair value over the repurchase liability. All the agreements to repurchase are with JP Morgan Securities and the securities pledged are issued and guaranteed by U.S. government-sponsored enterprises.

(Dollars in thousands)	Carrying value of securities	Fair value of securities	Repurchase liability	Amount at risk	Weighted average months to maturity

Maturing:
Over 90 days	$83,148	$85,686	$65,000	$20,686	18

(8)	Offsetting of Financial Liabilities

Securities sold under agreements to repurchase are subject to a conditional right of offset in the event of default. See Footnote 7, Securities Sold Under Agreements to Repurchase, for additional information.

	Gross amount of recognized liabilities	Gross amount offset in the statement of financial position	Net amount of liabilities presented in the statement of financial position	Gross amount not offset in the statement of financial position		Net amount
(Dollars in thousands)				Financial instruments	Cash collateral pledged
March 31, 2013:
Securities sold under agreements to repurchase	$65,000	$0	$65,000	$65,000	$0	$0

December 31, 2012:
Securities sold under agreements to repurchase	$70,000	$0	$70,000	$70,000	$0	$0

(9)	Employee Benefit Plans

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

The components of net periodic benefit cost were as follows:

	SERP
	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Net periodic benefit cost for the period
Service cost	$41	$49
Interest cost	28	25
Expected return on plan assets	0	0
Amortization of prior service cost	0	0
Recognized actuarial loss	0	0
Recognized curtailment loss	0	0

Net periodic benefit cost	$69	$74

(10)	Employee Stock Ownership Plan

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity. The shares committed to be released are considered outstanding for earnings per share computations. Compensation expense recognized for the three months ended March 31, 2013 and 2012 amounted to $262,000 and $240,000, respectively.

Shares held by the ESOP trust were as follows:

	March 31, 2013	December 31, 2012
Allocated shares	203,838	191,577
Unearned shares	770,688	782,921

Total ESOP shares	974,526	974,498

Fair value of unearned shares, in thousands	$18,327	$17,890

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits. For the three months ended March 31, 2013 and 2012, we accrued $89,000 and $87,000, respectively, for the ESOP restoration plan.

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

The Company recognized compensation expense, measured as the fair value of the share-based award on the date of grant, on a straight-line basis over the vesting period. Share-based compensation is recorded in the statement of income as a component of salaries and employee benefits with a corresponding increase in shareholders’ equity. The table below presents information on compensation expense and the related tax benefit for all share-based awards:

	For the Three Months Ended
	March 31,
(In thousands)	2013	2012
Compensation expense	$660	$663
Income tax benefit	338	315

Shares of our common stock issued under the 2010 Equity Incentive Plan shall be authorized but unissued shares. The maximum number of shares that will be awarded under the plan will be 1,712,637 shares.

Stock Options

The table below presents the stock option activity for the three months ended March 31, 2013 and 2012:

	Options	Weighted average exercise price	Remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding at December 31, 2012	832,954	$17.38	7.67	$4,554
Granted	0	0	0	0
Exercised	0	0	0	0
Forfeited	0	0	0	0
Expired	0	0	0	0

Options outstanding at March 31, 2013	832,954	$17.38	7.43	$5,328

Options outstanding at December 31, 2011	871,144	$17.36	8.67	$2,082
Granted	0	0	0	0
Exercised	13,083	21.50	0	54
Forfeited	0	0	0	0
Expired	0	0	0	0

Options outstanding at March 31, 2012	858,061	$17.36	7.42	$2,962

Options vested and exercisable at March 31, 2013	277,240	$17.37	7.42	$1,776

The following summarizes certain stock option activity of the Company:

	For the Three Months Ended
	March 31,
(In thousands)	2013	2012
Intrinsic value of stock options exercised	$0	$54
Cash received from stock options exercised	0	227
Tax benefits realized from stock options exercised	0	22
Total fair value of stock options that vested	0	0

As of March 31, 2013, the Company had $2.4 million of unrecognized compensation costs related to the stock option plan. The cost of the stock option plan is being amortized over the five- to six-year vesting period. The fair value of the Company’s stock options was determined using the Black-Scholes option pricing formula. The following assumptions were used in the formula for 2012 and 2010:

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

Expected life - Based on a weighted-average of the five or six-year vesting period and the 10-year contractual term of the stock option plan.

Grant price for the stock options - Based on the closing price of the Company’s stock at the time of grant.

There were no options granted in 2011 or the three months ended March 31, 2013.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant. Unvested restricted stock awards may not be disposed of or transferred during the vesting period. Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity:

	Restricted stock awards	Weighted average grant date fair value
Non-vested at December 31, 2012	453,397	$17.39
Granted	0	0
Vested	0	0
Forfeited	0	0
Non-vested at March 31, 2013	453,397	$17.39

Non-vested at December 31, 2011	563,994	$17.36
Granted	0	0
Vested	0	0
Forfeited	0	0
Non-vested at March 31, 2012	563,994	$17.36

As of March 31, 2013, the Company had $6.7 million of unrecognized compensation cost related to restricted stock awards. The cost of the restricted stock awards is being amortized over the five- or six-year vesting period.

(12)	Earnings Per Share

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended March 31,
(Dollars in thousands, except share data)	2013	2012

Net income	$3,641	$3,540

Weighted-average number of shares used in:
Basic earnings per share	9,917,359	10,192,115
Dilutive common stock equivalents:
Stock options and restricted stock units	199,675	252,424

Diluted earnings per share	10,117,034	10,444,539

Net income per common share, basic	$0.37	$0.35

Net income per common share, diluted	$0.36	$0.34

(13)	Other Comprehensive Loss

The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes:

(Dollars in thousands)	Unfunded pension liability	Noncredit related losses on securities not expected to be sold	Unrealized loss on securities	Total

Balances at December 31, 2012	$3,792	445	96	$4,333

Other comprehensive income before reclassifications	0	(22)	(8)	(30)
Amounts reclassified from accumulated other comprehensive loss	0	0	0	0

Net current period other comprehensive income	0	(22)	(8)	(30)

Balances at March 31, 2013	$3,792	423	88	$4,303

Balances at December 31, 2011	$2,966	679	125	$3,770

Other comprehensive income before reclassifications	0	0	(4)	(4)
Amounts reclassified from accumulated other comprehensive loss	0	0	0	0

Net current period other comprehensive income	0	0	(4)	(4)

Balances at March 31, 2012	$2,966	679	121	$3,766

The table below presents the tax effect on each component of accumulated other comprehensive loss:

	March 31,
	2013			2012
(Dollars in thousands)	Pretax Amount	Tax	After Tax Amount	Pretax Amount	Tax	After Tax Amount

Unfunded pension liability	$6,295	$(2,503)	$3,792	$4,955	$(1,989)	$2,966
Noncredit related losses on securities not expected to be sold	681	(258)	423	1,106	(427)	679
Unrealized loss on securities	148	(60)	88	203	(82)	121

Total	$7,124	$(2,821)	$4,303	$6,264	$(2,498)	$3,766

(14)	Fair Value of Financial Instruments

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

The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. The trust preferred securities market is considered to be inactive since there have been only three sales transactions of similar rated securities over the past 15 months and no new issues of pooled trust preferred securities have occurred since 2007. The fair value of our trust preferred securities was determined using a discounted cash flow model. Our model used a discount rate equal to three-month LIBOR plus 20.00% and provided a fair value estimate of $12.91 per $100 of par value for PreTSL XXIII.

The discounted cash flow analysis included a review of all issuers within the pool. The fair value of the trust preferred securities are classified as Level 3 inputs because they are based on discounted cash flow models.

FHLB Stock. FHLB stock, which is redeemable for cash at par value, is reported at its par value.

Loans. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of loans is not based on the concept of exit price.

Loans Held for Sale. The fair value of loans held for sale is determined based on the prices quoted in the secondary market for similar loans.

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

The estimated fair values of the Company’s financial instruments are as follows:

			Fair Value Measurements Using
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3

March 31, 2013
Assets
Cash and cash equivalents	$153,120	$153,120	$153,120	$0	$0
Investment securities held to maturity	555,653	577,197	0	576,740	457
FHLB stock	12,018	12,018	12,018	0	0
Loans held for sale	2,771	2,914	0	2,914	0
Loans receivable, net	793,749	833,529	0	0	833,529
Accrued interest receivable	4,410	4,410	4,410	0	0
Interest rate contracts	90	90	0	90	0

Liabilities
Deposits	1,237,234	1,238,579	1,043,505	0	195,074
Advances from the Federal Home Loan Bank	20,000	20,308	0	0	20,308
Securities sold under agreements to repurchase	65,000	66,850	0	0	66,850
Accounts payable and accrued expenses (excluding interest rate contracts)	20,890	20,890	20,890	0	0
Interest rate contracts	80	80	0	80	0
Current income taxes payable	934	934	934	0	0
Advance payments by borrowers for taxes and insurance	2,448	2,448	2,448	0	0

December 31, 2012
Assets
Cash and cash equivalents	$182,818	$182,818	$182,818	$0	$0
Investment securities held to maturity	554,673	584,125	0	583,704	421
FHLB stock	12,128	12,128	12,128	0	0
Loans held for sale	2,220	2,335	0	2,335	0
Loans receivable, net	774,876	831,734	0	0	831,734
Accrued interest receivable	4,367	4,367	4,367	0	0
Interest rate contracts	124	124	0	124	0

Liabilities
Deposits	1,237,847	1,239,385	1,032,467	0	206,918
Advances from the Federal Home Loan Bank	20,000	20,397	0	0	20,397
Securities sold under agreements to repurchase	70,000	72,340	0	0	72,340
Accounts payable and accrued expenses (excluding interest rate contracts)	22,906	22,906	22,906	0	0
Interest rate contracts	111	111	0	111	0
Current income taxes payable	1,152	1,152	1,152	0	0
Advance payments by borrowers for taxes and insurance	3,639	3,639	3,639	0	0

At March 31, 2013 and December 31, 2012, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

March 31, 2013
Interest rate contracts – assets	$0	$90	$0	$90
Interest rate contracts – liabilities	0	(80)	0	(80)

December 31, 2012
Interest rate contracts – assets	$0	$124	$0	$124
Interest rate contracts – liabilities	0	(111)	0	(111)

The fair value of interest rate contracts was determined by referring to prices quoted in the secondary market for similar contracts. Gains and losses are included in gain on sale of loans in the consolidated statements of income.

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012 and the related losses for the three months ended March 31, 2013 and the year ended December 31, 2012:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total Gains (Losses)

March 31, 2013:
Impaired loans	$0	$0	$4,225	$4,225	$22
Trust preferred securities	0	0	457	457	36

December 31, 2012:
Impaired loans	$0	$468	$4,907	$5,375	$(222)
Mortgage servicing assets	0	0	651	651	(220)
Trust preferred securities	0	0	421	421	389

The fair value of impaired loans that are considered to be collateral-dependent is determined using the value of collateral less estimated selling costs. The fair value of impaired loans not considered to be collateral dependent is determined using a discounted cash flow analysis. Assumptions used in the analysis include the discount rate and projected cash flows. Gains and losses on impaired loans are included in the provision for loan losses in the consolidated statements of income. Mortgage servicing assets are valued using a discounted cash flow model. Assumptions used in the model include mortgage prepayment speeds, discount rates, costs of servicing and ancillary income. Losses on mortgage servicing assets are included in service fees on loan and deposit accounts in the consolidated statements of income. The fair value of trust preferred securities is determined using a discounted cash flow model. The assumptions used in the discounted cash flow model are discussed above. Gains and losses on trust preferred securities that are credit related are included in net other-than-temporary impairment losses in the consolidated statements of income. Gains and losses on trust preferred securities that are not credit related are included in other comprehensive income in the consolidated statements of comprehensive income.

The table below presents the significant unobservable inputs for Level 3 nonrecurring fair value measurements:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Value

March 31, 2013:
Impaired loans – non-collateral dependent	$4,225	Discounted cash flow	Discount rate (1)	3.73% - 6.94%

Trust preferred securities	457	Discounted cash flow	Discount rate	Three-month LIBOR plus 20%

December 31, 2012:
Impaired loans – non-collateral dependent	$4,907	Discounted cash flow	Discount rate (1)	3.73% - 6.94%

Mortgage servicing assets	651	Discounted cash flow	Discount rate	10.00%
			Prepayment speed (PSA)	144.6 - 316.4
			Cost to service (Basis points)	40

Trust preferred securities	421	Discounted cash flow	Discount rate	Three-month LIBOR plus 20%

(1)	Represents the yield on contractual cash flows prior to modification in troubled debt restructurings.

(15)	Subsequent Events

On May 1, 2013, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.13 per share of common stock. The dividend is expected to be paid on May 29, 2013 to stockholders of record as of May 15, 2013.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012.

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Assets. At March 31, 2013, our assets were $1.566 billion, a decrease of $9.1 million, or 0.6%, from $1.575 billion at December 31, 2012. The decrease in assets was primarily the result of a decrease in cash and cash equivalents, which was partially offset by an increase in loans receivable.

Cash and Cash Equivalents. Cash and cash equivalents were $153.1 million at March 31, 2013, a decrease of $29.7 million since December 31, 2012. During the three months ended March 31, 2013, cash was used to fund a $19.4 million increase in total loans and pay off $5.0 million of securities sold under agreements to repurchase. In addition, the Company repurchased $3.4 million of common stock and paid $1.2 million of common stock dividends.

Loans. Total loans, including $2.8 million of loans held for sale, were $796.5 million at March 31, 2013, or 50.9% of total assets. During the three months ended March 31, 2013, the loan portfolio increased by $19.4 million, or 2.5%. The increase in the loan portfolio occurred as the production of new one- to four-family residential loans exceeded principal repayments and loan sales. The continued high level of loan originations is due primarily to the current interest rate environment.

Securities. At March 31, 2013, our securities portfolio totaled $555.7 million, or 35.5% of total assets. At March 31, 2013, all of such securities were classified as held-to-maturity and none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans. During the three months ended March 31, 2013, our securities portfolio increased by $1.0 million, or 0.2%, as purchases exceeded repayments and sales.

At March 31, 2013, we owned trust preferred securities with a carrying value of $457,000. This portfolio consists of two securities, which represent investments in a pool of debt obligations issued by Federal Deposit Insurance Corporation-insured financial institutions, insurance companies and real estate investment trusts.

The trust preferred securities market is considered to be inactive as only three transactions have occurred over the past 15 months in the same tranche of securities owned by the Company. The Company used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows. We used a discount rate equal to three-month LIBOR plus 20.00% and calculated a fair value estimate of $12.91 per $100 of par value for PreTSL XXIII.

Based on the Company’s review, the Company’s investment in trust preferred securities did not incur additional impairment during the quarter ending March 31, 2013.

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

Deposits. Deposits remained steady at $1.237 billion at March 31, 2013, a decrease of $613,000 from $1.238 billion at December 31, 2012.

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Seattle and funds borrowed under securities sold under agreements to repurchase. During the three months ended March 31, 2013, our borrowings decreased by $5.0 million, or 5.6%, to $85.0 million due to the pay off of $5.0 million of securities sold under agreements to repurchase. We have not required any other borrowings to fund our operations. Instead, we have primarily funded our operations with the net proceeds from our stock offering, additional deposits, proceeds from loan and security sales and principal repayments on loans and mortgage-backed securities.

Average Balances and Yields

The following table sets forth average balance sheets, average yields and rates, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended March 31,
	2013			2012
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$750,070	$8,680	4.63%	$663,524	$8,425	5.08%
Multi-family residential	6,850	99	5.78	6,542	101	6.18
Construction, commercial and other	13,767	177	5.14	11,236	170	6.05
Home equity loans and lines of credit	14,843	204	5.50	16,965	250	5.89
Other loans	4,737	70	5.91	5,370	83	6.18

Total loans	790,267	9,230	4.67	703,637	9,029	5.13
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	545,008	4,554	3.34	645,422	6,516	4.04
Trust preferred securities	422	0	0.00	32	0	0.00

Total securities	545,430	4,554	3.34	645,454	6,516	4.04
Other	179,006	98	0.22	155,752	84	0.22

Total interest-earning assets	1,514,703	13,882	3.67	1,504,843	15,629	4.15
Non-interest-earning assets	56,347			52,841

Total assets	$1,571,050			$1,557,684

Interest-bearing liabilities:
Savings accounts	$882,766	$788	0.36%	$823,109	$1,091	0.53%
Certificates of deposit	197,829	324	0.66	221,581	470	0.85
Money market accounts	645	0	0.00	531	0	0.00
Checking and Super NOW accounts	122,517	8	0.03	109,848	9	0.03

Total interest-bearing deposits	1,203,757	1,120	0.37	1,155,069	1,570	0.54
Federal Home Loan Bank advances	20,000	103	2.06	20,000	104	2.08
Securities sold under agreements to repurchase	66,500	477	2.87	107,410	904	3.37

Total interest-bearing liabilities	1,290,257	1,700	0.53	1,282,479	2,578	0.80
Non-interest-bearing liabilities	61,567			58,450

Total liabilities	1,351,824			1,340,929
Stockholders’ equity	219,226			216,755

Total liabilities and stockholders’ equity	$1,571,050			$1,557,684

Net interest income		$12,182			$13,051

Net interest rate spread (3)			3.14%			3.35%
Net interest-earning assets (4)	$224,446			$222,364

Net interest margin (5)			3.22%			3.47%
Interest-earning assets to interest-bearing liabilities	117.40%			117.34%

(1)	Annualized
(2)	Average balance includes loans or investments available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

General. Net income increased by $101,000, or 2.9%, to $3.6 million for the three months ended March 31, 2013 from $3.5 million for the three months ended March 31, 2012. The increase in net income was primarily caused by a $918,000 increase in noninterest income and an $878,000 decrease in interest expense. This was partially offset by a $1.7 million decrease in interest and dividend income.

Net Interest Income. Net interest income decreased by $869,000, or 6.7%, to $12.2 million for the three months ended March 31, 2013 compared to $13.1 million for the three months ended March 31, 2012. Interest and dividend income decreased by $1.7 million, or 11.2%, due primarily to a 48 basis point decrease in the average yield on interest-earning assets that was partially offset by a $9.9 million increase in the average balance of interest-earning assets. Interest expense decreased by $878,000, or 34.1%, due to a 27 basis point decrease in the average cost of interest-bearing liabilities that was partially offset by a $7.8 million increase in the average balance of interest-bearing liabilities. The interest rate spread and net interest margin were 3.14% and 3.22%, respectively, for the three months ended March 31, 2013, compared to 3.35% and 3.47%, respectively, for the three months ended March 31, 2012.

Interest and Dividend Income. Interest and dividend income decreased by $1.7 million or 11.2%, to $13.9 million for the three months ended March 31, 2013 from $15.6 million for the three months ended March 31, 2012. Interest income on investment securities decreased by $2.0 million, or 30.1%, to $4.6 million for the three months ended March 31, 2013 from $6.5 million for the three months ended March 31, 2012. The decrease in interest income on securities occurred primarily because of a $100.0 million decrease in the average securities balance and a 70 basis point decrease in the average securities yield. Interest income on loans increased by $201,000, or 2.2%, to $9.2 million for the three months ended March 31, 2013 from $9.0 million for the three months ended March 31, 2012. The increase in interest income on loans occurred because the average balance of loans grew by $86.6 million, or 12.3%, as new loan originations exceeded loan repayments and loan sales. The increase in interest income which occurred because of growth in the loan portfolio was partially offset by a 46 basis point decline in the average loan yield to 4.67% for the three months ended March 31, 2013. The decline in the average yield on loans occurred because of repayments on higher-yielding loans and additions of new loans with lower yields to the loan portfolio.

Interest Expense. Interest expense decreased by $878,000, or 34.1%, to $1.7 million for the three months ended March 31, 2013 compared to $2.6 million for the three months ended March 31, 2012. Interest expense on deposits decreased by $450,000, or 28.7%, to $1.1 million for the three months ended March 31, 2013 from $1.6 million for the three months ended March 31, 2012. During the three months ended March 31, 2013, interest expense on savings accounts and certificates of deposit declined by $303,000 and $146,000, respectively. During the three months ended March 31, 2013, the average interest rate on savings accounts and certificates of deposit decreased by 17 and 19 basis points, respectively. We lowered the rates we pay on savings accounts and certificates of deposit due to declining market interest rates and increased liquidity from principal repayments on loans and mortgage-backed securities. However, the interest rates on our savings accounts are still higher than market interest rates in Hawaii. The decrease in the average interest rate on deposits was partially offset by a $48.7 million, or 4.2%, increase in the average balance of deposit accounts. Interest expense on securities sold under agreements to repurchase decreased by $427,000, or 47.2%, during the three months ended March 31, 2013. The decrease was caused by a $40.9 million, or 38.1%, decrease in the average outstanding balance and a 50 basis point decrease in the average interest rate to 2.87% for the three months ended March 31, 2013 compared to 3.37% for the three months ended March 31, 2012. The decrease in the average outstanding balance was due to the payoff of $40.3 million of borrowings since March 31, 2012.

Provision for Loan Losses. We recorded provisions for loan losses of $18,000 and $84,000 for the three months ended March 31, 2013 and 2012, respectively. The provisions for loan losses reflected net charge-offs of $23,000 and $96,000 for the three months ended March 31, 2013 and 2012, respectively. The provisions recorded resulted in ratios of the allowance for loan losses to total loans of

0.21% at March 31, 2013 and 2012. Nonaccrual loans totaled $5.1 million at March 31, 2013, or 0.64% of total loans at that date, compared to $2.3 million of nonaccrual loans at March 31, 2012, or 0.32% of total loans at that date. Nonaccrual loans as of March 31, 2013 and 2012 consisted primarily of one- to four-family residential real estate loans. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at March 31, 2013 and 2012. For additional information see footnote (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income. The following table summarizes changes in noninterest income between the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,		Change
	2013	2012	$ Change	% Change
	(Dollars in thousands)

Service fees on loan and deposit accounts	$501	$550	$(49)	(8.9)%
Income on bank-owned life insurance	221	233	(12)	(5.2)%
Gain on sale of investment securities	888	128	760	593.8%
Gain on sale of loans	645	441	204	46.3%
Other	105	90	15	16.7%

Total	$2,360	$1,442	$918	63.7%

Noninterest income rose by $918,000 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. During the three months ended March 31, 2013 and 2012, we sold $12.7 million and $1.5 million, respectively, of held-to-maturity investment securities and recognized gains of $888,000 and $128,000, respectively. The sale of these securities, for which the Company had already received a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investment topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio. During the three months ended March 31, 2013 and 2012, we also sold $24.9 million and $23.9 million, respectively, of mortgage loans held for sale to reduce interest rate risk and recognized gains of $645,000 and $441,000, respectively.

Noninterest Expense. The following table summarizes changes in noninterest expense between the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,		Change
	2013	2012	$ Change	% Change
	(Dollars in thousands)

Salaries and employee benefits	$5,352	$5,173	$179	3.5%
Occupancy	1,251	1,324	(73)	(5.5)%
Equipment	872	812	60	7.4%
Federal deposit insurance premiums	190	190	0	0.0%
Other general and administrative expenses	1,051	1,139	(88)	(7.7)%

Total	$8,716	$8,638	$78	0.9%

Noninterest expense rose by $78,000 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Salaries and employee benefits increased by $179,000 to $5.4 million for the three months ended March 31, 2013 from $5.2 million for the three months ended March 31, 2012. The increase in salaries and employee benefits was primarily due to a bank-wide budgeted salary increase of approximately 2.0% that was effective July 1, 2012, higher cash bonus accruals, an increase in health insurance expenses and an decrease in the credit to compensation expense for the cost of originating new mortgage loans because of a decrease in new loan originations. The Receivables topic of the FASB ASC allows financial institutions to take a credit against compensation expense for the direct cost of originating loans.

Income Tax Expense. Income taxes were $2.2 million for the three months ended March 31, 2013 and 2012, reflecting an effective tax rate of 37.3% and 38.7%, respectively. The effective tax rate for 2013 was lower than the tax rate in 2012 primarily due to an increase in permanent tax benefits related to our share-based compensation plans.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan repayments, advances from the Federal Home Loan Bank of Seattle, securities sold under agreements to repurchase, proceeds from loan and security sales and principal repayments on securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Treasurer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2013.

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

Our most liquid asset is cash. The level of this asset is dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2013, cash and cash equivalents totaled $153.1 million. On that date, we had $65.0 million in securities sold under agreements to repurchase outstanding and $20.0 million of Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $370.6 million under Federal Home Loan Bank advances.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2013, we had $28.6 million in loan commitments outstanding, most of which were for fixed-rate loans and had $21.4 million in unused lines of credit to borrowers. Certificates of deposit due within one year at March 31, 2013 totaled $125.9 million, or 10.2% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2014. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the three months ended March 31, 2013 and 2012, we originated $86.1 million and $88.9 million of loans, respectively, and purchased $74.6 million and $30.3 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and securities sold under agreements to repurchase. We experienced a net decrease in deposits of $613,000 for the three months ended March 31, 2013 and a net increase in deposits of $35.3 million for the three months ended March 31, 2012. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Seattle, which provide an additional source of funds. Federal Home Loan Bank advances remained constant at $20.0 million during the three months ended March 31, 2013 and 2012. We had the ability to borrow up to an additional $370.6 million and $364.4 million from the Federal Home Loan Bank of Seattle as of March 31, 2013 and 2012, respectively. We also utilize securities sold under agreements to repurchase as another borrowing source. Securities sold under agreements to repurchase decreased by $5.0 million and $3.0 million for the three months ended March 31, 2013 and 2012, respectively.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2013, Territorial Savings Bank exceeded all regulatory capital requirements. Territorial Savings Bank is considered “well capitalized” under regulatory guidelines. The tables below present the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained at March 31, 2013 and December 31, 2012.

As of March 31, 2013

(Dollars in thousands)

	Required	Territorial Savings Bank
Tier 1 Capital	4%	$211,744	13.49%
Total Risk-Based Capital	8%	$213,435	37.34%
Tier 1 Risk-Based Capital	4%	$211,744	37.04%

As of December 31, 2012

(Dollars in thousands)

	Required	Territorial Savings Bank
Tier 1 Capital	4%	$207,295	13.13%
Total Risk-Based Capital	8%	$208,991	36.87%
Tier 1 Risk-Based Capital	4%	$207,295	36.57%

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

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments. Except for paying off $5.0 million of securities sold under agreements to repurchase and a decrease of $11.7 million in certificates of deposit between December 31, 2012 and March 31, 2013, there have not been any material changes in contractual obligations and funding needs since December 31, 2012.

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

Change in Interest Rates (bp) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE	Percentage Change in EVE	EVE as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in EVE Ratio as a Percent of Present Value of Assets (3)(4)
	(Dollars in thousands)

+400	$226,724	$(24,941)	(9.91)%	14.28%	(1.18)%
+300	$242,772	$(8,893)	(3.53)%	15.10%	(0.36)%
+200	$259,154	$7,489	2.98%	15.92%	0.46%
+100	$267,628	$15,963	6.34%	16.32%	0.86%
0	$251,665	$0	0.00%	15.46%	0.00%
(100)	$212,454	$(39,211)	(15.58)%	13.37%	(2.09)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Interest rates on mortgage-backed securities rose by approximately 37 basis points between December 31, 2012 and March 31, 2013. The increase in interest rates has likely decreased our EVE. However, we do not believe that the decrease in EVE is material.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in EVE. Modeling changes in EVE requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the EVE table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the EVE table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and net interest income and will differ from actual results.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2013. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes from Risk Factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Stock Repurchases. The following table sets forth information in connection with repurchases of our shares of common stock during the first quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1)

January 1, 2013 through January 31, 2013	151,160	$22.56	151,160	31,922

February 1, 2013 through February 28, 2013	0	$0.00	0	31,922

March 1, 2013 through March 31, 2013	0	$0.00	0	31,922

Total	151,160	$22.56	151,160	31,922

(1)	On December 9, 2011, our Board of Directors authorized the repurchase of up to 552,000 shares of our common stock. This repurchase authorization expired on August 15, 2012, was extended to February 13, 2013 and then further extended to February 15, 2014. In accordance with this authorization, we had repurchased 520,078 shares of our common stock as of March 31, 2013. We have entered into a 10b5-1 plan with respect to our stock repurchase plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRITORIAL BANCORP INC.
(Registrant)

Date: May 9, 2013	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and Chief Executive Officer

Date: May 9, 2013	/s/ Melvin M. Miyamoto
Melvin M. Miyamoto
Senior Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Allan S. Kitagawa, Chairman of the Board, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Melvin M. Miyamoto, Senior Vice President and Treasurer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of Allan S. Kitagawa, Chairman of the Board, President and Chief Executive Officer, and Melvin M. Miyamoto, Senior Vice President and Treasurer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Interactive datafile	XBRL Instance Document*

101.SCH	Interactive datafile	XBRL Taxonomy Extension Schema Document*

101.CAL	Interactive datafile	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Interactive datafile	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Interactive datafile	XBRL Taxonomy Extension Label Linkbase*

101.PRE	Interactive datafile	XBRL Taxonomy Extension Presentation Linkbase Document*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.