Form 10-Q
period 2013-06-30
Territorial Bancorp Inc.
filed 2013-08-08
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2013

or

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

10,474,230 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of July 31, 2013.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.                        FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	June 30, 2013	December 31, 2012

ASSETS
Cash and cash equivalents	$87,171	$182,818
Investment securities held to maturity, at amortized cost (fair value of $580,456 and $584,125 at June 30, 2013 and December 31, 2012, respectively)	582,682	554,673
Federal Home Loan Bank stock, at cost	11,908	12,128
Loans held for sale	2,991	2,220
Loans receivable, net	821,757	774,876
Accrued interest receivable	4,370	4,367
Premises and equipment, net	4,799	5,056
Bank-owned life insurance	39,656	31,177
Deferred income taxes receivable	4,861	3,580
Prepaid expenses and other assets	2,220	3,732

Total assets	$1,562,415	$1,574,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,235,456	$1,237,847
Advances from the Federal Home Loan Bank	15,000	20,000
Securities sold under agreements to repurchase	65,000	70,000
Accounts payable and accrued expenses	23,500	23,017
Current income taxes payable	1,857	1,152
Advance payments by borrowers for taxes and insurance	3,575	3,639

Total liabilities	1,344,388	1,355,655

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	0	0
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 10,474,230 and 10,806,248 shares at June 30, 2013 and December 31, 2012, respectively	105	108
Additional paid-in capital	87,618	93,616
Unearned ESOP shares	(7,585)	(7,829)
Retained earnings	142,135	137,410
Accumulated other comprehensive loss	(4,246)	(4,333)

Total stockholders’ equity	218,027	218,972

Total liabilities and stockholders’ equity	$1,562,415	$1,574,627

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest and dividend income:
Investment securities	$4,518	$6,293	$9,072	$12,809
Loans	9,199	9,110	18,429	18,139
Other investments	66	87	164	171
Total interest and dividend income	13,783	15,490	27,665	31,119

Interest expense:
Deposits	1,074	1,582	2,194	3,152
Advances from the Federal Home Loan Bank	65	104	168	208
Securities sold under agreements to repurchase	471	831	948	1,735
Total interest expense	1,610	2,517	3,310	5,095

Net interest income	12,173	12,973	24,355	26,024
Provision (reversal of allowance) for loan losses	(16)	(79)	2	5

Net interest income after provision (reversal of allowance) for loan losses	12,189	13,052	24,353	26,019

Noninterest income:
Service fees on loan and deposit accounts	568	480	1,069	1,030
Income on bank-owned life insurance	258	234	479	467
Gain on sale of investment securities	1,024	172	1,912	300
Gain on sale of loans	380	406	1,025	847
Other	81	115	186	205
Total noninterest income	2,311	1,407	4,671	2,849

Noninterest expense:
Salaries and employee benefits	5,012	5,041	10,364	10,214
Occupancy	1,333	1,290	2,584	2,614
Equipment	851	811	1,723	1,623
Federal deposit insurance premiums	191	192	381	382
Loss on extinguishment of debt	0	198	0	198
Other general and administrative expenses	1,208	966	2,259	2,105
Total noninterest expense	8,595	8,498	17,311	17,136

Income before income taxes	5,905	5,961	11,713	11,732
Income taxes	2,244	2,115	4,411	4,346
Net income	$3,661	$3,846	$7,302	$7,386

Basic earnings per share	$0.37	$0.38	$0.74	$0.73
Diluted earnings per share	$0.36	$0.37	$0.72	$0.72
Cash dividends declared per common share	$0.13	$0.11	$0.25	$0.21
Basic weighted-average shares outstanding	9,841,162	10,135,179	9,879,050	10,163,647
Diluted weighted-average shares outstanding	10,070,604	10,303,363	10,093,690	10,305,751

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$3,661	$3,846	$7,302	$7,386

Change in unrealized loss on securities	10	6	18	10
Noncredit related gains on securities not expected to be sold	47	0	69	0
Other comprehensive income	57	6	87	10

Comprehensive income	$3,718	$3,852	$7,389	$7,396

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
and Comprehensive Income (Unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity

Balances at December 31, 2011	$110	$97,640	$(8,319)	$128,300	$(3,770)	$213,961

Net income	0	0	0	7,386	0	7,386
Other comprehensive income	0	0	0	0	10	10
Cash dividends declared	0	0	0	(2,259)	0	(2,259)
Share-based compensation	0	1,323	0	0	0	1,323
Allocation of 24,466 ESOP shares	0	274	245	0	0	519
Repurchase of 251,739 shares of company common stock	(2)	(5,336)	0	0	0	(5,338)
Exercise of 41,275 options on common stock	0	716	0	0	0	716

Balances at June 30, 2012	$108	$94,617	$(8,074)	$133,427	$(3,760)	$216,318

Balances at December 31, 2012	$108	$93,616	$(7,829)	$137,410	$(4,333)	$218,972

Net income	0	0	0	7,302	0	7,302
Other comprehensive income	0	0	0	0	87	87
Cash dividends declared	0	0	0	(2,577)	0	(2,577)
Share-based compensation	0	1,327	0	0	0	1,327
Allocation of 24,466 ESOP shares	0	326	244	0	0	570
Repurchase of 332,018 shares of company common stock	(3)	(7,651)	0	0	0	(7,654)

Balances at June 30, 2013	$105	$87,618	$(7,585)	$142,135	$(4,246)	$218,027

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$7,302	$7,386
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2	5
Depreciation and amortization	567	571
Deferred income tax benefit	(1,339)	(655)
Amortization of fees, discounts, and premiums	401	(133)
Origination of loans held for sale	(47,607)	(44,376)
Proceeds from sales of loans held for sale	47,861	46,539
Gain on sale of loans, net	(1,025)	(847)
Net gain on sale of real estate owned	0	(38)
Gain on sale of investment securities held to maturity	(1,912)	(300)
ESOP expense	570	519
Share-based compensation expense	1,327	1,323
Excess tax benefits from share-based compensation	0	(54)
(Increase) decrease in accrued interest receivable	(3)	94
Net increase in bank-owned life insurance	(479)	(467)
Net decrease in prepaid expenses and other assets	1,512	409
Net increase (decrease) in accounts payable and accrued expenses	483	(1,665)
Net increase (decrease) in income taxes payable	705	(1,435)
Net cash provided by operating activities	8,365	6,876

Cash flows from investing activities:
Purchases of investment securities held to maturity	(167,189)	(67,354)
Principal repayments on investment securities held to maturity	110,983	95,378
Proceeds from sale of investment securities held to maturity	29,188	4,559
Loan originations, net of principal repayments on loans receivable	(46,218)	(37,383)
Proceeds from redemption of Federal Home Loan Bank stock	220	0
Purchases of bank-owned life insurance	(8,000)	0
Proceeds from sale of real estate owned	0	262
Purchases of premises and equipment	(310)	(282)
Net cash used in investing activities	(81,326)	(4,820)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from financing activities:
Net increase (decrease) in deposits	$(2,391)	$47,166
Proceeds from advances from the Federal Home Loan Bank	5,000	100
Repayments of advances from the Federal Home Loan Bank	(10,000)	(100)
Repayments of securities sold under agreements to repurchase	(5,000)	(18,000)
Purchases of Fed Funds	0	10
Sales of Fed Funds	0	(10)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(64)	41
Excess tax benefits from share-based compensation	0	54
Proceeds from issuance of common stock	0	716
Repurchases of company stock	(7,654)	(5,338)
Cash dividends paid	(2,577)	(2,259)
Net cash provided by (used in) financing activities	(22,686)	22,380

Net increase (decrease) in cash and cash equivalents	(95,647)	24,436

Cash and cash equivalents at beginning of the period	182,818	131,937

Cash and cash equivalents at end of the period	$87,171	$156,373

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$3,305	$5,162
Income taxes	5,045	6,436

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

(4)                     Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	June 30,	December 31,
(Dollars in thousands)	2013	2012

Cash and due from banks	$12,628	$10,574
Interest-earning deposits in other banks	74,543	172,244
Cash and cash equivalents	$87,171	$182,818

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank.

(5)                     Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Carrying	Gross unrealized		Estimated
(Dollars in thousands)	value	Gains	Losses	fair value
June 30, 2013:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$582,146	$12,590	$(14,816)	$579,920
Trust preferred securities	536	0	0	536
Total	$582,682	$12,590	$(14,816)	$580,456

December 31, 2012:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$554,252	$29,706	$(254)	$583,704
Trust preferred securities	421	0	0	421
Total	$554,673	$29,706	$(254)	$584,125

The carrying and estimated fair value of investment securities at June 30, 2013 are shown below.  Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Carrying	Estimated
(Dollars in thousands)	Value	fair value
Held to maturity:
Due within 5 years	$1,730	$1,751
Due after 5 years through 10 years	562	596
Due after 10 years	580,390	578,109
Total	$582,682	$580,456

Realized gains and losses and the proceeds from sales of securities available for sale, held to maturity and trading are shown in the table below.  All sales of securities were U.S. government-sponsored mortgage-backed securities.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Proceeds from sales	$15,558	$2,926	$29,188	$4,559
Gross gains	1,024	172	1,912	300
Gross losses	0	0	0	0

During the three months ended June 30, 2013 and 2012, all sales were related to $14.5 million and $2.8 million, respectively, of held-to-maturity debt securities.  During the six months ended June 30, 2013 and 2012, all sales were related to $27.3 million and $4.3 million, respectively, of held-to-maturity debt securities.  The sale of these securities, for which the Company had already collected a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investment topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio.

Investment securities with carrying values of $227.3 million and $221.3 million at June 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at June 30, 2013 and December 31, 2012.  The Company does not intend to sell these securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair value	Losses	Fair value	losses	securities	Fair value	losses
(Dollars in thousands)

June 30, 2013:
Mortgage-backed securities	$295,810	$14,772	$2,593	$44	51	$298,403	$14,816
December 31, 2012:
Mortgage-backed securities	$32,921	$253	$47	$1	21	$32,968	$254

Mortgage-Backed Securities.  The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates.  All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its amortized cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2013 and December 31, 2012.

Trust Preferred Securities.  At June 30, 2013, the Company owns two trust preferred securities, PreTSL XXIII and XXIV.  The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.  Both of these securities are classified in the Bank’s held-to-maturity investment portfolio.

The trust preferred securities market is considered to be inactive as only three transactions have occurred over the past 18 months in the same tranche of securities owned by the Company.  The Company used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in trust preferred securities did not incur additional impairment during the quarter ending June 30, 2013.

PreTSL XXIV has a book value of $0.  PreTSL XXIII has a book value of $536,000.  The difference between the book value of $536,000 and the remaining amortized cost basis of $1.1 million is reported as other comprehensive loss and is related to noncredit factors such as the trust preferred securities market being inactive.

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

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)	2013	2012
Balance at January 1,	$5,885	$5,885
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	0	0
Balance at June 30,	$5,885	$5,885

The table below shows the components of comprehensive loss, net of taxes, resulting from other-than-temporarily impaired securities:

	June 30,
(Dollars in thousands)	2013	2012
Noncredit losses on other-than-temporarily impaired securities, net of taxes	$376	$679

(6)                     Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	June 30,	December 31,
(Dollars in thousands)	2013	2012
Real estate loans:
First mortgages:
One- to four-family residential	$789,788	$741,334
Multi-family residential	5,712	6,888
Construction, commercial, and other	12,851	13,819
Home equity loans and lines of credit	15,070	15,202
Total real estate loans	823,421	777,243
Other loans:
Loans on deposit accounts	395	493
Consumer and other loans	4,593	3,988
Total other loans	4,988	4,481
Less:
Net unearned fees and discounts	(5,030)	(5,176)
Allowance for loan losses	(1,622)	(1,672)
	(6,652)	(6,848)
Loans receivable, net	$821,757	$774,876

The activity in the allowance for loan losses on loans receivable is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Balance, beginning of period	$1,667	$1,529	$1,672	$1,541
Provision (reversal of allowance) for loan losses	(16)	(79)	2	5
	1,651	1,450	1,674	1,546
Charge-offs	(85)	(22)	(137)	(136)
Recoveries	56	29	85	47
Net charge-offs	(29)	7	(52)	(89)
Balance, end of period	$1,622	$1,457	$1,622	$1,457

The table below presents the activity in the allowance for loan losses by portfolio segment:

(Dollars in thousands)	Residential Mortgage	Construction, Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals
Three months ended June 30, 2013:
Balance, beginning of period	$585	$818	$35	$107	$122	$1,667
Provision (reversal of allowance) for loan losses	(42)	(5)	(3)	20	14	(16)
	543	813	32	127	136	1,651
Charge-offs	(80)	0	0	(5)	0	(85)
Recoveries	50	0	3	3	0	56
Net charge-offs	(30)	0	3	(2)	0	(29)
Balance, end of period	$513	$813	$35	$125	$136	$1,622

Six months ended June 30, 2013:
Balance, beginning of period	$590	$818	$35	$107	$122	$1,672
Provision (reversal of allowance) for loan losses	(68)	(5)	(6)	67	14	2
	522	813	29	174	136	1,674
Charge-offs	(81)	0	0	(56)	0	(137)
Recoveries	72	0	6	7	0	85
Net charge-offs	(9)	0	6	(49)	0	(52)
Balance, end of period	$513	$813	$35	$125	$136	$1,622

(Dollars in thousands)	Residential Mortgage	Construction, Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals
Three months ended June 30, 2012:
Balance, beginning of period	$544	$641	$34	$174	$136	$1,529
Provision (reversal of allowance) for loan losses	(12)	8	0	(61)	(14)	(79)
	532	649	34	113	122	1,450
Charge-offs	(4)	(8)	0	(10)	0	(22)
Recoveries	24	0	1	4	0	29
Net charge-offs	20	(8)	1	(6)	0	7
Balance, end of period	$552	$641	$35	$107	$122	$1,457

Six months ended June 30, 2012:
Balance, beginning of period	$631	$285	$258	$291	$76	$1,541
Provision (reversal of allowance) for loan losses	(6)	364	(224)	(175)	46	5
	625	649	34	116	122	1,546
Charge-offs	(108)	(8)	(1)	(19)	0	(136)
Recoveries	35	0	2	10	0	47
Net charge-offs	(73)	(8)	1	(9)	0	(89)
Balance, end of period	$552	$641	$35	$107	$122	$1,457

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

Management considers the allowance for loan losses at June 30, 2013 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions. While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings.  In addition, as an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review the allowance for loan losses.  The Office of the Comptroller of the Currency may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

(Dollars in thousands)	Residential Mortgage	Construction, Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals
June 30, 2013:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	513	813	35	125	136	1,622
Total ending allowance balance	$513	$813	$35	$125	$136	$1,622

Loans:
Ending loan balance:
Individually evaluated for impairment	$7,736	$0	$162	$0	$0	$7,898
Collectively evaluated for impairment	782,783	12,793	14,916	4,989	0	815,481
Total ending loan balance	$790,519	$12,793	$15,078	$4,989	$0	$823,379

December 31, 2012:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	590	818	35	107	122	1,672
Total ending allowance balance	$590	$818	$35	$107	$122	$1,672

Loans:
Ending loan balance:
Individually evaluated for impairment	$6,775	$0	$160	$0	$0	$6,935
Collectively evaluated for impairment	736,297	13,784	15,051	4,481	0	769,613
Total ending loan balance	$743,072	$13,784	$15,211	$4,481	$0	$776,548

The table below presents the balance of impaired loans and the related amount of allocated loan loss allowances:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Loans with no allocated allowance for loan losses	$7,898	$6,935
Loans with allocated allowance for loan losses	0	0
Total impaired loans	$7,898	$6,935

Amount of allocated loan loss allowance	$0	$0

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance
June 30, 2013:
With no related allowance recorded:
One- to four-family residential mortgages	$7,736	$8,232
Home equity loans and lines of credit	162	165

Total	$7,898	$8,397

December 31, 2012:
With no related allowance recorded:
One- to four-family residential mortgages	$6,775	$7,175
Home equity loans and lines of credit	160	165

Total	$6,935	$7,340

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
2013:
With no related allowance recorded:
One- to four-family residential mortgages	$7,793	$34	$7,806	$68
Home equity loans and lines of credit	161	0	161	0
Total	$7,954	$34	$7,967	$68

2012:
With no related allowance recorded:
One- to four-family residential mortgages	$4,869	$41	$4,918	$84
Construction, commercial and other mortgages	180	0	180	0
Home equity loans and lines of credit	160	2	160	3
Consumer and other	1	0	2	0
Total	$5,210	$43	$5,260	$87

There were no loans individually evaluated for impairment with a related allowance for loan loss as of June 30, 2013 or December 31, 2012.  Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they are written down to fair value.

The table below presents the aging of loans and accrual status by class of loans:

(Dollars in thousands)	30 — 59 Days Past Due	60 — 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total Loans	Nonaccrual Loans	Loans More Than 90 Days Past Due and Still Accruing
June 30, 2013:
One- to four-family residential mortgages	$515	$0	$1,965	$2,480	$782,357	$784,837	$5,224	$0
Multi-family residential mortgages	0	0	0	0	5,682	5,682	0	0
Construction, commercial and other mortgages	0	0	0	0	12,793	12,793	0	0
Home equity loans and lines of credit	0	0	0	0	15,078	15,078	162	0
Loans on deposit accounts	0	0	0	0	395	395	0	0
Consumer and other	10	0	0	10	4,584	4,594	0	0

Total	$525	$0	$1,965	$2,490	$820,889	$823,379	$5,386	$0

December 31, 2012:
One- to four-family residential mortgages	$2,298	$152	$2,044	$4,494	$731,730	$736,224	$4,246	$0
Multi-family residential mortgages	0	0	0	0	6,848	6,848	0	0
Construction, commercial and other mortgages	0	0	0	0	13,784	13,784	0	0
Home equity loans and lines of credit	44	0	0	44	15,167	15,211	160	0
Loans on deposit accounts	0	0	0	0	493	493	0	0
Consumer and other	78	2	0	80	3,908	3,988	0	0

Total	$2,420	$154	$2,044	$4,618	$771,930	$776,548	$4,406	$0

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

The Company had 19 nonaccrual loans with a book value of $5.4 million at June 30, 2013 and 19 nonaccrual loans with a book value of $4.4 million as of December 31, 2012.  The Company collected interest on nonaccrual loans of $77,000 during the six months ended June 30, 2013, but due to regulatory requirements, we recorded it as a reduction of principal.  The Company collected and recognized interest income on nonaccrual loans of $27,000 during the six months ended June 30, 2012.  The Company would have recognized additional interest income of $141,000 and $123,000 during the six months ended June 30, 2013 and 2012, respectively, had the loans been accruing interest.  The Company did not have any loans more than 90 days past due and still accruing interest as of June 30, 2013 and December 31, 2012.

The table below presents information related to loans modified in a troubled debt restructuring during the three and six months ended June 30, 2013 and 2012:

	2013			2012
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Three months ended June 30:
One- to four-family residential	1	$700	$700	0	$0	$0
Total	1	$700	$700	0	$0	$0

Six months ended June 30:
One- to four-family residential	1	$700	$700	0	$0	$0
Total	1	$700	$700	0	$0	$0

There were no new troubled debt restructurings within the past 12 months that subsequently defaulted.

The Company had 20 troubled debt restructurings totaling $5.7 million as of June 30, 2013 that were considered to be impaired.  This total included 19 one- to four-family residential mortgage loans totaling $5.5 million and one home equity loan for $162,000.  Eight of the loans, totaling $2.5 million, are performing in accordance with their restructured terms and accruing interest at June 30, 2013.  11 of the loans, totaling $2.9 million, are performing in accordance with their restructured terms but not accruing interest at June 30, 2013.  One of the loans, for $329,000, is more than 150 days delinquent and not accruing interest as of June 30, 2013.  There were 20 troubled debt restructurings totaling $5.2 million as of December 31, 2012 that were considered to be impaired. This total included 19 one- to four-family residential mortgage loans totaling $5.1 million and one home equity loan for $160,000.  Eight of the loans, totaling $2.5 million, are performing in accordance with their restructured terms and accruing interest at December 31, 2012.  11 of the loans, totaling $2.4 million, are performing in accordance with their restructured terms but not accruing interest at December 31, 2012.  One of the loans, for $329,000, is more than 150 days delinquent and not accruing interest at December 31, 2012.  Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers.  We have no commitments to lend any additional funds to these borrowers.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii.  Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the six months ended June 30, 2013 and 2012, the Company sold $47.1 million and $46.2 million, respectively, of mortgage loans held for sale and recognized gains of $1.0 million and $847,000, respectively.  During the three months ended June 30, 2013 and 2012, the Company sold $22.3 million and $22.3 million, respectively, of mortgage loans held for sale and recognized gains of $380,000 and $406,000, respectively.  The Company had 10 loans held for sale totaling $3.0 million at June 30, 2013 and six loans held for sale totaling $2.2 million at December 31, 2012.

The Company serviced loans for others of $75.2 million at June 30, 2013 and $84.8 million at December 31, 2012. Of these amounts, $3.6 million and $5.1 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at June 30, 2013 and December 31, 2012, respectively.  The amount of contractually specified servicing fees earned for the six-month periods ended June 30, 2013 and 2012 was $113,000 and $145,000, respectively.  The amount of contractually specified servicing fees earned for the three-month periods ended June 30, 2013 and 2012 was $55,000 and $73,000, respectively.  The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

(7)                     Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts.  Securities sold under agreements to repurchase are summarized as follows:

	June 30, 2013		December 31, 2012
		Weighted		Weighted
	Repurchase	average	Repurchase	average
(Dollars in thousands)	liability	rate	liability	rate
Maturing:
1 year or less	$18,000	4.87%	$23,000	4.40%
Over 1 year to 2 years	42,000	2.13	0	0.00
Over 2 years to 3 years	5,000	1.90	47,000	2.11
Total	$65,000	2.87%	$70,000	2.86%

During the quarter ended June 30, 2012, the Company prepaid $15.0 million of securities sold under agreements to repurchase and incurred a $198,000 prepayment penalty.

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at June 30, 2013.  The amount at risk is the greater of the carrying value or fair value over the repurchase liability.  All the agreements to repurchase are with JP Morgan Securities and the securities pledged are issued and guaranteed by U.S. government-sponsored enterprises.

Weighted
	Carrying	Fair			average
	value of	value of	Repurchase	Amount	months to
(Dollars in thousands)	securities	securities	liability	at risk	maturity
Maturing:
Over 90 days	$76,751	$76,576	$65,000	$11,751	15

(8)                     Offsetting of Financial Liabilities

Securities sold under agreements to repurchase are subject to a conditional right of offset in the event of default.  See Footnote 7, Securities Sold Under Agreements to Repurchase, for additional information.

	Gross amount	Gross amount offset in the statement of	Net amount of liabilities presented in the statement of	Gross amount not offset in the statement of financial position
(Dollars in thousands)	of recognized liabilities	financial position	financial position	Financial instruments	Cash collateral pledged	Net amount
June 30, 2013:
Securities sold under agreements to repurchase	$65,000	$0	$65,000	$65,000	$0	$0

December 31, 2012:
Securities sold under agreements to repurchase	$70,000	$0	$70,000	$70,000	$0	$0

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

The components of net periodic benefit cost were as follows:

	SERP		SERP
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Net periodic benefit cost for the period
Service cost	$42	$49	$83	$98
Interest cost	27	24	55	49
Expected return on plan assets	0	0	0	0
Amortization of prior service cost	0	0	0	0
Recognized actuarial loss	0	0	0	0
Recognized curtailment loss	0	0	0	0
Net periodic benefit cost	$69	$73	$138	$147

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company.  The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants.  As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity.  The shares committed to be released are considered outstanding for earnings per share computations.  Compensation expense recognized for the three months ended June 30, 2013 and 2012 amounted to $261,000 and $248,000, respectively.  Compensation expense recognized for the six months ended June 30, 2013 and 2012 amounted to $523,000 and $488,000, respectively.

Shares held by the ESOP trust were as follows:

	June 30,	December 31,
	2013	2012
Allocated shares	215,058	191,577
Unearned shares	758,455	782,921
Total ESOP shares	973,513	974,498
Fair value of unearned shares, in thousands	$17,149	$17,890

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula.  The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans.  We accrue for these benefits over the period during which employees provide services to earn these benefits.  For the three months ended June 30, 2013 and 2012, we accrued $31,000 and $18,000, respectively, for the ESOP restoration plan.  For the six months ended June 30, 2013 and 2012, we accrued $120,000 and $104,000, respectively, for the ESOP restoration plan.

(11)         Share-Based Compensation

On August 19, 2010, Territorial Bancorp Inc. adopted the 2010 Equity Incentive Plan, which provides for awards of stock options and restricted stock to key officers and outside directors.  In accordance with the Compensation — Stock Compensation topic of the FASB ASC, the cost of the 2010 Equity Incentive Plan is based on the fair value of the awards on the grant date.  The fair value of restricted stock is based on the closing price of the Company’s stock on the grant date.  The fair value of stock options is estimated using a Black-Scholes option pricing model using assumptions for dividend yield, stock price volatility, risk-free interest rate and option term.  These assumptions are based on our judgments regarding future events, are subjective in nature, and cannot be determined with precision.  The cost of the awards will be recognized on a straight-line basis over the five- to six-year vesting period during which participants are required to provide services in exchange for the awards.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Compensation expense	$667	$660	$1,327	$1,323
Income tax benefit	314	386	652	722

Shares of our common stock issued under the 2010 Equity Incentive Plan shall be authorized but unissued shares.   The maximum number of shares that will be awarded under the plan will be 1,712,637 shares.

Stock Options

The table below presents the stock option activity for the six months ended June 30, 2013 and 2012:

	Options	Weighted average exercise price	Remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding at December 31, 2012	832,954	$17.38	7.67	$4,554
Granted	0	0	0	0
Exercised	0	0	0	0
Forfeited	0	0	0	0
Expired	0	0	0	0

Options outstanding at June 30, 2013	832,954	$17.38	7.18	$4,353

Options outstanding at December 31, 2011	871,144	$17.36	8.67	$2,082
Granted	0	0	0	0
Exercised	41,275	17.36	0	171
Forfeited	0	0	0	0
Expired	0	0	0	0

Options outstanding at June 30, 2012	829,869	$17.36	8.17	$4,490

Options vested and exercisable at June 30, 2013	277,240	$17.37	7.17	$1,452

The following summarizes certain stock option activity of the Company:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Intrinsic value of stock options exercised	$0	$117	$0	$171
Cash received from stock options exercised	0	489	0	717
Tax benefits realized from stock options exercised	0	47	0	69
Total fair value of stock options that vested	0	0	0	0

As of June 30, 2013, the Company had $2.2 million of unrecognized compensation costs related to the stock option plan. The cost of the stock option plan is being amortized over the five- to six-year vesting period. The fair value of the Company’s stock options was determined using the Black-Scholes option pricing formula. The following assumptions were used in the formula for options issued in 2012 and 2010:

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

Expected life - Based on a weighted-average of the five- or six-year vesting period and the 10-year contractual term of the stock option plan.

Grant price for the stock options - Based on the closing price of the Company’s stock at the time of grant.

There were no options granted in 2011 or the six months ended June 30, 2013.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant.  Unvested restricted stock awards may not be disposed of or transferred during the vesting period.  Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity:

	Restricted stock awards	Weighted average grant date fair value
Nonvested at December 31, 2012	453,397	$17.39
Granted	0	0
Vested	0	0
Forfeited	0	0
Nonvested at June 30, 2013	453,397	$17.39

Nonvested at December 31, 2011	563,994	$17.36
Granted	0	0
Vested	0	0
Forfeited	0	0
Nonvested at June 30, 2012	563,994	$17.36

As of June 30, 2013, the Company had $6.2 million of unrecognized compensation costs related to restricted stock awards.  The cost of the restricted stock awards is being amortized over the five- or six-year vesting period.

(12)         Earnings Per Share

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share data)	2013	2012	2013	2012

Net income	$3,661	$3,846	$7,302	$7,386

Weighted-average number of shares used in:
Basic earnings per share	9,841,162	10,135,179	9,879,050	10,163,647
Dilutive common stock equivalents:
Stock options and restricted stock units	229,442	168,184	214,640	142,104
Diluted earnings per share	10,070,604	10,303,363	10,093,690	10,305,751
Net income per common share, basic	$0.37	$0.38	$0.74	$0.73
Net income per common share, diluted	$0.36	$0.37	$0.72	$0.72

(13)         Other Comprehensive Loss

The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes:

(Dollars in thousands)	Unfunded pension liability	Noncredit related losses on securities not expected to be sold	Unrealized loss on securities	Total

Balances at December 31, 2012	$3,792	$445	$96	$4,333

Other comprehensive income before reclassifications	0	(69)	(18)	(87)
Amounts reclassified from accumulated other comprehensive loss	0	0	0	0
Net current period other comprehensive income	0	(69)	(18)	(87)

Balances at June 30, 2013	$3,792	$376	$78	$4,246

Balances at December 31, 2011	$2,966	$679	$125	$3,770

Other comprehensive income before reclassifications	0	0	(10)	(10)
Amounts reclassified from accumulated other comprehensive loss	0	0	0	0
Net current period other comprehensive income	0	0	(10)	(10)

Balances at June 30, 2012	$2,966	$679	$115	$3,760

The table below presents the tax effect on each component of accumulated other comprehensive loss:

	Six Months Ended June 30,
	2013			2012
(Dollars in thousands)	Pretax amount	Tax	After tax amount	Pretax amount	Tax	After tax amount

Unfunded pension liability	$6,295	$(2,503)	$3,792	$4,954	$(1,988)	$2,966
Noncredit related losses on securities not expected to be sold	602	(226)	376	1,106	(427)	679
Unrealized loss on securities	131	(53)	78	193	(78)	115

Total	$7,028	$(2,782)	$4,246	$6,253	$(2,493)	$3,760

(14)                          Fair Value of Financial Instruments

In accordance with the Fair Value Measurements and Disclosures topic of the FASB ASC, the Company groups its financial assets and liabilities at fair value into three levels based on the markets in which the financial assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

•                               Level 1 — Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities traded in active markets. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

•                               Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•                               Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect management’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of discounted cash flow models and similar techniques that require the use of significant judgment or estimation.

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

The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.  The trust preferred securities market is considered to be inactive since there have been only three sales transactions of similar rated securities over the past 18 months and no new issues of pooled trust preferred securities have occurred since 2007.  The fair value of our trust preferred securities was determined using a discounted cash flow model.  Our model used a discount rate equal to three-month LIBOR plus 20.00% and provided a fair value estimate of $15.13 per $100 of par value for PreTSL XXIII.

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

The estimated fair values of the Company’s financial instruments are as follows:

			Fair Value Measurements Using
(Dollars in thousands)	Carrying amount	Fair value	Level 1	Level 2	Level 3
June 30, 2013
Assets
Cash and cash equivalents	$87,171	$87,171	$87,171	$0	$0
Investment securities held to maturity	582,682	580,456	0	579,920	536
FHLB stock	11,908	11,908	11,908	0	0
Loans held for sale	2,991	3,002	0	3,002	0
Loans receivable, net	821,757	848,585	0	0	848,585
Accrued interest receivable	4,370	4,370	4,370	0	0
Interest rate contracts	197	197	0	197	0

Liabilities
Deposits	1,235,456	1,222,929	1,052,910	0	170,019
Advances from the Federal Home Loan Bank	15,000	15,172	0	0	15,172
Securities sold under agreements to repurchase	65,000	66,509	0	0	66,509
Accounts payable and accrued expenses (excluding interest rate contracts)	23,283	23,283	23,283	0	0
Interest rate contracts	217	217	0	217	0
Current income taxes payable	1,857	1,857	1,857	0	0
Advance payments by borrowers for taxes and insurance	3,575	3,575	3,575	0	0

December 31, 2012
Assets
Cash and cash equivalents	$182,818	$182,818	$182,818	$0	$0
Investment securities held to maturity	554,673	584,125	0	583,704	421
FHLB stock	12,128	12,128	12,128	0	0
Loans held for sale	2,220	2,335	0	2,335	0
Loans receivable, net	774,876	831,734	0	0	831,734
Accrued interest receivable	4,367	4,367	4,367	0	0
Interest rate contracts	124	124	0	124	0

Liabilities
Deposits	1,237,847	1,239,385	1,032,467	0	206,918
Advances from the Federal Home Loan Bank	20,000	20,397	0	0	20,397
Securities sold under agreements to repurchase	70,000	72,340	0	0	72,340
Accounts payable and accrued expenses (excluding interest rate contracts)	22,906	22,906	22,906	0	0
Interest rate contracts	111	111	0	111	0
Current income taxes payable	1,152	1,152	1,152	0	0
Advance payments by borrowers for taxes and insurance	3,639	3,639	3,639	0	0

At June 30, 2013 and December 31, 2012, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

June 30, 2013
Interest rate contracts — assets	$0	$197	$0	$197
Interest rate contracts — liabilities	0	(217)	0	(217)

December 31, 2012
Interest rate contracts — assets	$0	$124	$0	$124
Interest rate contracts — liabilities	0	(111)	0	(111)

The fair value of interest rate contracts was determined by referring to prices quoted in the secondary market for similar contracts. Gains and losses are included in gain on sale of loans in the consolidated statements of income.

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012 and the related losses for the six months ended June 30, 2013 and the year ended December 31, 2012:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total Gains/ (Losses)

June 30, 2013
Impaired loans	$0	$145	$4,750	$4,895	$(20)
Trust preferred securities	0	0	536	536	115

December 31, 2012:
Impaired loans	$0	$468	$4,907	$5,375	$(222)
Mortgage servicing assets	0	0	651	651	(220)
Trust preferred securities	0	0	421	421	389

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

The table below presents the significant unobservable inputs for Level 3 nonrecurring fair value measurements:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Value

June 30, 2013:
Impaired loans — non-collateral dependent	$4,750	Discounted cash flow	Discount rate (1)	3.15% - 6.94%

Trust preferred securities	536	Discounted cash flow	Discount rate	Three-month LIBOR plus 20%

December 31, 2012:
Impaired loans — non-collateral dependent	$4,907	Discounted cash flow	Discount rate (1)	3.73% - 6.94%

Mortgage servicing assets	651	Discounted cash flow	Discount rate	10.00%
			Prepayment speed (PSA)	144.6 - 316.4
			Cost to service (Basis points)	40

Trust preferred securities	421	Discounted cash flow	Discount rate	Three-month LIBOR plus 20%

(1) Represents the yield on contractual cash flows prior to modification in troubled debt restructurings.

(15)              Subsequent Events

In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective for Territorial Savings Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The final rule also implements consolidated capital requirements for savings and loan holding companies effective January 1, 2015.

The Company has reviewed the new capital requirements issued by the federal bank regulatory agencies.  Based on regulatory capital as of June 30, 2013, the Company and the Bank believe that they would each be considered “well-capitalized” under these regulations.

On August 1, 2013, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.13 per share of common stock.  The dividend is expected to be paid on August 29, 2013 to stockholders of record as of August 15, 2013.

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

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Assets.  At June 30, 2013, our assets were $1.562 billion, a decrease of $12.2 million, or 0.8%, from $1.575 billion at December 31, 2012.  The decrease in assets was primarily the result of a decrease in cash and cash equivalents, which was partially offset by increases in loans receivable and investment securities.

Cash and Cash Equivalents.  Cash and cash equivalents were $87.2 million at June 30, 2013, a decrease of $95.6 million since December 31, 2012.  During the six months ended June 30, 2013, cash was used to fund a $47.7 million increase in total loans and a $28.0 million increase in investment securities, and to pay off $5.0 million of FHLB advances and $5.0 million of securities sold under agreements to repurchase.  In addition, the Company repurchased $7.7 million of common stock and paid $2.6 million of common stock dividends.

Loans.  Total loans, including $3.0 million of loans held for sale, were $824.7 million at June 30, 2013, or 52.8% of total assets.  During the six months ended June 30, 2013, the loan portfolio increased by $47.7 million, or 6.1%.  The increase in the loan portfolio occurred as the production of new one- to four-family residential loans exceeded principal repayments and loan sales.  The continued high level of loan originations is due primarily to the current interest rate environment.

Securities.  At June 30, 2013, our securities portfolio totaled $582.7 million, or 37.3% of total assets.  At June 30, 2013, all of such securities were classified as held-to-maturity and none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans.  During the six months ended June 30, 2013, our securities portfolio increased by $28.0 million, or 5.0%, as purchases exceeded repayments and sales.

At June 30, 2013, we owned trust preferred securities with a carrying value of $536,000.  This portfolio consists of two securities, which represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.

The trust preferred securities market is considered to be inactive as only three transactions have occurred over the past 18 months in the same tranche of securities owned by the Company.  The Company used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.  We used a discount rate equal to three-month LIBOR plus 20.00% and calculated a fair value estimate of $15.13 per $100 of par value for PreTSL XXIII.

Based on the Company’s review, the Company’s investment in trust preferred securities did not incur additional impairment during the quarter ending June 30, 2013.

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

Deposits.  Deposits remained steady at $1.235 billion at June 30, 2013, a decrease of $2.4 million from $1.238 billion at December 31, 2012.

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank of Seattle and funds borrowed under securities sold under agreements to repurchase.  During the six months ended June 30, 2013, our borrowings decreased by $10.0 million, or 11.1%, to $80.0 million due to the net pay off of $5.0 million of FHLB advances and $5.0 million of securities sold under agreements to repurchase.  We have not required any other borrowings to fund our operations.  Instead, we have primarily funded our operations with the net proceeds from our stock offering, additional deposits, proceeds from loan and security sales and principal repayments on loans and mortgage-backed securities.

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
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$773,771	$8,691	4.49%	$681,732	$8,521	5.00%
Multi-family residential	5,702	83	5.82	6,896	106	6.15
Construction, commercial and other	12,963	152	4.69	12,724	172	5.41
Home equity loans and lines of credit	14,976	202	5.40	16,023	235	5.87
Other loans	4,673	71	6.08	5,010	76	6.07
Total loans	812,085	9,199	4.53	722,385	9,110	5.04
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	567,134	4,518	3.19	639,096	6,293	3.94
Trust preferred securities	458	0	0.00	32	0	0.00
Total securities	567,592	4,518	3.18	639,128	6,293	3.94
Other	127,222	66	0.21	158,320	87	0.22
Total interest-earning assets	1,506,899	13,783	3.66	1,519,833	15,490	4.08
Non-interest-earning assets	60,197			54,369
Total assets	$1,567,096			$1,574,202

Interest-bearing liabilities:
Savings accounts	$887,430	$756	0.34%	$842,987	$1,155	0.55%
Certificates of deposit	190,265	311	0.65	218,181	417	0.76
Money market accounts	774	1	0.52	497	1	0.80
Checking and Super NOW accounts	127,346	6	0.02	115,316	9	0.03
Total interest-bearing deposits	1,205,815	1,074	0.36	1,176,981	1,582	0.54
Federal Home Loan Bank advances	13,406	65	1.94	20,002	104	2.08
Securities sold under agreements to repurchase	65,000	471	2.90	100,300	831	3.31
Total interest-bearing liabilities	1,284,221	1,610	0.50	1,297,283	2,517	0.78
Non-interest-bearing liabilities	62,209			58,146
Total liabilities	1,346,430			1,355,429
Stockholders’ equity	220,666			218,773
Total liabilities and stockholders’ equity	$1,567,096			$1,574,202

Net interest income		$12,173			$12,973
Net interest rate spread (3)			3.16%			3.30%
Net interest-earning assets (4)	$222,678			$222,550
Net interest margin (5)			3.23%			3.41%
Interest-earning assets to interest-bearing liabilities	117.34%			117.16%

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
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$761,986	$17,371	4.56%	$672,628	$16,946	5.04%
Multi-family residential	6,273	182	5.80	6,719	207	6.16
Construction, commercial and other	13,363	329	4.92	11,980	342	5.71
Home equity loans and lines of credit	14,910	406	5.45	16,494	485	5.88
Other loans	4,705	141	5.99	5,190	159	6.13
Total loans	801,237	18,429	4.60	713,011	18,139	5.09
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	556,132	9,072	3.26	642,259	12,809	3.99
Trust preferred securities	440	0	0.00	32	0	0.00
Total securities	556,572	9,072	3.26	642,291	12,809	3.99
Other	152,971	164	0.21	157,036	171	0.22
Total interest-earning assets	1,510,780	27,665	3.66	1,512,338	31,119	4.12
Non-interest-earning assets	58,283			53,605
Total assets	$1,569,063			$1,565,943

Interest-bearing liabilities:
Savings accounts	$885,111	$1,544	0.35%	$833,048	$2,246	0.54%
Certificates of deposit	194,026	635	0.65	219,881	887	0.81
Money market accounts	710	1	0.28	514	1	0.39
Checking and Super NOW accounts	124,945	14	0.02	112,582	18	0.03
Total interest-bearing deposits	1,204,792	2,194	0.36	1,166,025	3,152	0.54
Federal Home Loan Bank advances	16,685	168	2.01	20,001	208	2.08
Securities sold under agreements to repurchase	65,746	948	2.88	103,855	1,735	3.34
Total interest-bearing liabilities	1,287,223	3,310	0.51	1,289,881	5,095	0.79
Non-interest-bearing liabilities	61,890			58,298
Total liabilities	1,349,113			1,348,179
Stockholders’ equity	219,950			217,764
Total liabilities and stockholders’ equity	$1,569,063			$1,565,943

Net interest income		$24,355			$26,024
Net interest rate spread (3)			3.15%			3.33%
Net interest-earning assets (4)	$223,557			$222,457
Net interest margin (5)			3.22%			3.44%
Interest-earning assets to interest-bearing liabilities	117.37%			117.25%

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

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

General.  Net income decreased by $185,000, or 4.8%, to $3.7 million for the three months ended June 30, 2013 from $3.8 million for the three months ended June 30, 2012.  The decrease in net income was primarily caused by a $1.7 million decrease in interest and dividend income, a $63,000 increase in provision for loan losses, a $97,000 increase in non-interest expense and a $129,000 increase in income taxes.  This was partially offset by a $907,000 decrease in interest expense and a $904,000 increase in noninterest income.

Net Interest Income.  Net interest income decreased by $800,000, or 6.2%, to $12.2 million for the three months ended June 30, 2013 compared to $13.0 million for the three months ended June 30, 2012.  Interest and dividend income decreased by $1.7 million, or 11.0%, due primarily to a 42 basis point decrease in the average yield on interest-earning assets and a $12.9 million decrease in the average balance of interest-earning assets.  Interest expense decreased by $907,000, or 36.0%, due to a 28 basis point decrease in the average cost of interest-bearing liabilities and a $13.1 million decrease in the average balance.  The interest rate spread and net interest margin were 3.16% and 3.23%, respectively, for the three months ended June 30, 2013, compared to 3.30% and 3.41%, respectively, for the three months ended June 30, 2012.

Interest and Dividend Income. Interest and dividend income decreased by $1.7 million, or 11.0%, to $13.8 million for the three months ended June 30, 2013 from $15.5 million for the three months ended June 30, 2012.  Interest income on investment securities decreased by $1.8 million, or 28.2%, to $4.5 million for the three months ended June 30, 2013 from $6.3 million for the three months ended June 30, 2012.  The decrease in interest income on securities occurred primarily because of a 76 basis point decrease in the average securities yield and a $71.5 million decrease in the average securities balance.  The decline in the average yield on investments occurred as repayments and sales of higher yielding mortgage-backed securities were reinvested at lower yields.  Interest income on loans increased by $89,000, or 1.0%, to $9.2 million for the three months ended June 30, 2013 from $9.1 million for the three months ended June 30, 2012.  The increase in interest income on loans occurred because the average balance of loans grew by $89.7 million, or 12.4%, as new loan originations exceeded loan repayments and loan sales. The increase in average balance was partially offset by a 51 basis point decline in the average loan yield to 4.53% for the three months ended June 30, 2013 compared to 5.04% for the three months ended June 30, 2012.  The decline in the average yield on loans occurred because of repayments on higher-yielding loans and additions of new loans with lower yields to the loan portfolio.

Interest Expense. Interest expense decreased by $907,000, or 36.0%, to $1.6 million for the three months ended June 30, 2013 compared to $2.5 million for the three months ended June 30, 2012.  Interest expense on deposits decreased by $508,000, or 32.1%, to $1.1 million for the three months ended June 30, 2013 from $1.6 million for the three months ended June 30, 2012.  During the three months ended June 30, 2013, interest expense on savings accounts and certificates of deposit declined by $399,000 and $106,000, respectively, compared to the three months ended June 30, 2012.  During the three months ended June 30, 2013, the average interest rate on savings accounts and certificates of deposit decreased by 21 and 11 basis points, respectively, compared to the three months ended June 30, 2012.  We lowered the rates we pay on savings accounts and certificates of deposit due to declining market interest rates and increased liquidity from principal repayments on loans and mortgage-backed securities. However, the interest rates on our savings accounts are still higher than market interest rates in Hawaii.  The decrease in the average interest rate on deposits was partially offset by a $28.8 million, or 2.4%, increase in the average balance of deposit accounts.  Interest expense on securities sold under agreements to repurchase decreased by $360,000, or 43.3%, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  The decrease was caused by a $35.3 million, or 35.2%, decrease in the average outstanding balance and a 41 basis point decrease in the average interest rate to 2.90% for the three months ended June 30, 2013 compared to 3.31% for the three months ended June 30, 2012.  The decrease in the average outstanding balance was due to the payoff of $25.3 million of borrowings since June 30, 2012.  Interest expense on FHLB advances decreased by $39,000, or 37.5%, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  The decrease was caused by a $6.6 million, or 33.0%, decrease in the average outstanding balance and a 14 basis point decrease in the average interest rate to 1.94% for the three months ended June 30, 2013 compared to 2.08% for the three months ended June 30, 2012.  The decrease in the average outstanding balance occurred when $10.0 million of maturing advances were paid off and a new $5.0 million advance was obtained during the three months ended June 30, 2013.

Provision for Loan Losses.  We recorded reversals of provisions for loan losses of $16,000 and $79,000 for the three months ended June 30, 2013 and 2012, respectively.  The reversals of provisions for loan losses reflected a net charge-off of $29,000 for the three months ended June 30, 2013 and a net recovery of $7,000 for the three months ended June 30, 2012.  The reversals recorded resulted in ratios of the allowance for loan losses to total loans of 0.20% at June 30, 2013 and 2012.  Nonaccrual loans totaled $5.4 million at June 30, 2013, or 0.65% of total loans at that date, compared to $2.9 million of nonaccrual loans at June 30, 2012, or 0.39% of total loans at that date.  Nonaccrual loans as of June 30, 2013 and 2012 consisted primarily of one- to four-family residential real estate loans.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2013 and 2012.  For additional information see footnote (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income.  The following table summarizes changes in noninterest income between the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Change
	2013	2012	$ Change	% Change
	(In thousands)

Service fees on loan and deposit accounts	$568	$480	$88	18.3%
Income on bank-owned life insurance	258	234	24	10.3%
Gain on sale of investment securities	1,024	172	852	495.3%
Gain on sale of loans	380	406	(26)	(6.4)%
Other	81	115	(34)	(29.6)%
Total	$2,311	$1,407	$904	64.3%

Noninterest income rose by $904,000 for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  During the three months ended June 30, 2013 and 2012, we sold $14.5 million and $2.8 million, respectively, of held-to-maturity investment securities and recognized gains of $1.0 million and $172,000, respectively.  The sale of these securities, for which the Company had already received a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investment topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio.

Noninterest Expense.  The following table summarizes changes in noninterest expense between the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Change
	2013	2012	$ Change	% Change
	(In thousands)

Salaries and employee benefits	$5,012	$5,041	$(29)	(0.6)%
Occupancy	1,333	1,290	43	3.3%
Equipment	851	811	40	4.9%
Federal deposit insurance premiums	191	192	(1)	(0.5)%
Loss on extinguishment of debt	0	198	(198)	(100.0)%
Other general and administrative expenses	1,208	966	242	25.1%
Total	$8,595	$8,498	$97	1.1%

Noninterest expense rose by $97,000 for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  Other general and administrative expenses increased by $242,000 to $1.2 million for the three months ended June 30, 2013 from 966,000 for the three months ended June 30, 2012.  The increase in other general and administrative expenses was primarily due to higher legal costs and a loss on a deposit account.  This was partially offset by a $198,000 decrease in loss on extinguishment of debt.  During the three months ended June 30, 2012, the Company prepaid $15.0 million of securities sold under agreements to repurchase, which had a weighted-average interest rate of 4.93%, and incurred a $198,000 prepayment penalty, which is reported as loss on extinguishment of debt.

Income Tax Expense.  Income taxes were $2.2 million and $2.1 million for the three months ended June 30, 2013 and 2012, respectively, reflecting an effective tax rate of 38.0% and 35.5%, respectively.  The effective tax rate for 2013 was higher than the tax rate in 2012 primarily due to a decrease in permanent tax benefits related to our share-based compensation plans.

Comparison of Operating Results for the Six Months Ended June 30, 2013 and 2012

General.  Net income decreased by $84,000, or 1.1%, to $7.3 million for the six months ended June 30, 2013 from $7.4 million for the six months ended June 30, 2012.  The decrease in net income was caused by a $3.5 million decrease in interest and dividend income, a $175,000 increase in non-interest expense and a $65,000 increase in income taxes.  This was partially offset by a $1.8 million decrease in interest expense and a $1.8 million increase in non-interest income.

Net Interest Income.  Net interest income decreased by $1.7 million, or 6.4%, to $24.4 million for the six months ended June 30, 2013 compared to $26.0 million for the six months ended June 30, 2012. Interest and dividend income decreased by $3.5 million, or 11.1%, due primarily to a 46 basis point decrease in the average yield and a $1.6 million decrease in the average balance of interest-earning assets.  Interest expense decreased by $1.8 million, or 35.0%, due to a 28 basis point decrease in the average cost of interest-bearing liabilities and a $2.7 million decrease in the average balance.  The interest rate spread and net interest margin were 3.15% and 3.22%, respectively, for the six months ended June 30, 2013, compared to 3.33% and 3.44%, respectively, for the six months ended June 30, 2012.

Interest and Dividend Income. Interest and dividend income decreased by $3.5 million or 11.1%, to $27.7 million for the six months ended June 30, 2013 from $31.1 million for the six months ended June 30, 2012.  Interest income on investment securities decreased by $3.7 million, or 29.2%, to $9.1 million for the six months ended June 30, 2013 from $12.8 million for the six months ended June 30, 2012.  The decrease in interest income on securities occurred because of an $85.7 million decrease in the average securities balance and a 73 basis point decrease in the average securities yield.  The decline in the average yield on investments occurred as repayments and sales of higher yielding mortgage-backed securities were reinvested at lower yields.  Interest income on loans increased by $290,000, or 1.6%, to $18.4 million for the six months ended June 30, 2013 from $18.1 million for the six months ended June 30, 2012.  The increase in interest income on loans occurred because the average balance of loans grew by $88.2 million, or 12.4%, as new loan originations exceeded loan repayments and loan sales.  The increase in interest income that occurred because of growth in the loan portfolio was partially offset by a 49 basis point decline in the average loan yield to 4.60% for the six months ended June 30, 2013.  The decline in the average yield on loans occurred because of repayments on higher-yielding loans and additions of new loans with lower yields to the loan portfolio.

Interest Expense. Interest expense decreased by $1.8 million, or 35.0%, to $3.3 million for the six months ended June 30, 2013 compared to $5.1 million for the six months ended June 30, 2012.  Interest expense on deposits decreased by $958,000, or 30.4%, to $2.2 million for the six months ended June 30, 2013 from $3.2 million for the six months ended June 30, 2012.  During the six months ended June 30, 2013, interest expense on savings accounts and certificates of deposit declined by $702,000 and $252,000, respectively.  During the six months ended June 30, 2013, the average interest rate on savings accounts and certificates of deposit decreased by 19 and 16 basis points, respectively, compared to the six months ended June 30, 2012.  We lowered the rates we pay on savings accounts and certificates of deposit due to declining market interest rates and increased liquidity from principal repayments on loans and mortgage-backed securities. However, the interest rates on our savings accounts are still higher than market interest rates in Hawaii.  The decrease in the average interest rate on deposits was partially offset by a $38.8 million, or 3.3%, increase in the average balance of deposit accounts.  Interest expense on securities sold under agreements to repurchase decreased by $787,000, or 45.4%, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  The decrease was caused by a $38.1 million, or 36.7%, decrease in the average outstanding balance and a 46 basis point decrease in the average interest rate to 2.88% for the six months ended June 30, 2013 compared to 3.34% for the six months ended June 30, 2012.  The decrease in the average outstanding balance was due to the payoff of $25.3 million of borrowings since June 30, 2012.  Interest expense on FHLB advances decreased by $40,000, or 19.2%, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  The decrease was caused by a $3.3 million, or 16.6%, decrease in the average outstanding balance and a seven basis point decrease in the average interest rate to 2.01% for the six months ended June 30, 2013 compared to 2.08% for the six months ended June 30, 2012.  The decrease in the average outstanding balance occurred when $10.0 million of maturing advances were paid off and a new $5.0 million advance was obtained during the three months ended June 30, 2013.

Provision for Loan Losses.  We recorded provisions for loan losses of $2,000 and $5,000 for the six months ended June 30, 2013 and 2012, respectively.  The provisions for loan losses reflected net charge-offs of $52,000 and $89,000 for the six months ended June 30, 2013 and 2012, respectively.  The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.20% at June 30, 2013 and 2012.  Nonaccrual loans totaled $5.4 million at June 30, 2013, or 0.65% of total loans at that date, compared to $2.9 million of nonaccrual loans at June 30, 2012, or 0.39% of total loans at that date.  Nonaccrual loans as of June 30, 2013 and 2012 consisted primarily of one- to four-family residential real estate loans.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2013 and 2012.  For additional information see footnote (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income. The following table summarizes changes in noninterest income between the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,		Change
	2013	2012	$ Change	% Change
	(In thousands)

Service fees on loan and deposit accounts	$1,069	$1,030	$39	3.8%
Income on bank-owned life insurance	479	467	12	2.6%
Gain on sale of investment securities	1,912	300	1,612	537.3%
Gain on sale of loans	1,025	847	178	21.0%
Other	186	205	(19)	(9.3)%
Total	$4,671	$2,849	$1,822	64.0%

Noninterest income rose by $1.8 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  During the six months ended June 30, 2013 and 2012, we sold $27.3 million and $4.3 million, respectively, of held-to-maturity investment securities and recognized gains of $1.9 million and $300,000, respectively.  The sale of these securities, for which the Company had already received a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investment topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio.  During the six months ended June 30, 2013 and 2012, we also sold $47.1 million and $46.2 million, respectively, of mortgage loans held for sale and recognized gains of $1.0 million and $847,000, respectively.

Noninterest Expense.  The following table summarizes changes in noninterest expense between the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,		Change
	2013	2012	$ Change	% Change
	(In thousands)

Salaries and employee benefits	$10,364	$10,214	$150	1.5%
Occupancy	2,584	2,614	(30)	(1.1)%
Equipment	1,723	1,623	100	6.2%
Federal deposit insurance premiums	381	382	(1)	(0.3)%
Loss on extinguishment of debt	0	198	(198)	(100.0)%
Other general and administrative expenses	2,259	2,105	154	7.3%
Total	$17,311	$17,136	$175	1.0%

Noninterest expense rose by $175,000 for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  Salaries and employee benefits increased by $150,000 to $10.4 million for the six months ended June 30, 2013 from $10.2 million for the six months ended June 30, 2012.  The increase in salaries and employee benefits was primarily due to a bank-wide budgeted salary increase of approximately 2.0% that was effective July 1, 2012, higher cash bonus accruals, and increases in health insurance and payroll taxes.  This increase was partially offset by a $181,000 increase in the credit to compensation expense for the cost of originating new mortgage loans because of an increase in new loan originations.  The Receivables topic of the FASB ASC allows financial institutions to take a credit against compensation expense for the direct cost of originating loans.  Equipment expense increased by $100,000 to $1.7 million for the six months ended June 30, 2013 from $1.6 million for the six months ended June 30, 2012.  The increase in equipment expense was primarily due to higher furniture, fixture and equipment and data processing expenses.  Other general and administrative expenses increased by

$154,000 to $2.3 million for the six months ended June 30, 2013 from $2.1 million for the six months ended June 30, 2012.  The increase in other general and administrative expenses was primarily due to higher legal costs and a loss on a deposit account. This was partially offset by a $198,000 decrease in loss on extinguishment of debt.  During the six months ended June 30, 2012, the Company prepaid $15.0 million of securities sold under agreements to repurchase, which had a weighted-average interest rate of 4.93%, and incurred a $198,000 prepayment penalty, which is reported as loss on extinguishment of debt.

Income Tax Expense.  Income taxes were $4.4 million for the six months ended June 30, 2013, reflecting an effective tax rate of 37.7% compared to $4.3 million for the six months ended June 30, 2012, reflecting an effective tax rate of 37.0%.  The increase in the effective tax rate is primarily attributed to a decrease in permanent tax benefits related to our share-based compensation plans.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan repayments, advances from the Federal Home Loan Bank of Seattle, securities sold under agreements to repurchase, proceeds from loan and security sales and principal repayments on securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Treasurer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2013.

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

Our most liquid asset is cash.  The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period.  At June 30, 2013, cash and cash equivalents totaled $87.2 million. On that date, we had $65.0 million in securities sold under agreements to repurchase outstanding and $15.0 million of Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $376.4 million under Federal Home Loan Bank advances.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2013, we had $26.5 million in loan commitments outstanding, most of which were for fixed-rate loans, and had $22.1 million in unused lines of credit to borrowers.  Certificates of deposit due within one year at June 30, 2013 totaled $116.8 million, or 9.5% of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2014.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the three months ended June 30, 2013 and 2012, we originated $88.6 million and $78.7 million of loans, respectively, and purchased $92.6 million and $37.1 million of securities, respectively.  During the six months ended June 30, 2013 and 2012, we originated $174.7 million and $167.5 million of loans, respectively, and purchased $167.2 million and $67.4 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and securities sold under agreements to repurchase.  We experienced a net decrease in deposits of $2.4 million for the six months ended June 30, 2013 and a net increase in deposits of $47.2 million for the six months ended June 30, 2012.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Seattle, which provide an additional source of funds.  Federal Home Loan Bank advances decreased by $5.0 million during the six months ended June 30, 2013 and remained constant at $20.0 million during the six months ended June 30, 2012.  We had the ability to borrow up to an additional $376.4 million and $373.0 million from the Federal Home Loan Bank of Seattle as of June 30, 2013 and 2012, respectively.  We also utilize securities sold under agreements to repurchase as another borrowing source.  Securities sold under agreements to repurchase decreased by $5.0 million and $18.0 million for the six months ended June 30, 2013 and 2012, respectively.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2013, Territorial Savings Bank exceeded all regulatory capital requirements.  Territorial Savings Bank is considered “well capitalized” under regulatory guidelines.  The tables below present the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained at June 30, 2013 and December 31, 2012.

As of June 30, 2013

(Dollars in thousands)

	Required	Territorial Savings Bank
Tier 1 Capital	4%	$216,259	13.81%
Total Risk-Based Capital	8%	$217,906	36.15%
Tier 1 Risk-Based Capital	4%	$216,259	35.88%

As of December 31, 2012

(Dollars in thousands)

	Required	Territorial Savings Bank
Tier 1 Capital	4%	$207,295	13.13%
Total Risk-Based Capital	8%	$208,991	36.87%
Tier 1 Risk-Based Capital	4%	$207,295	36.57%

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

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.  Except for paying off $5.0 million of securities sold under agreements to repurchase and $5.0 million of FHLB advances and a decrease of $22.8 million in certificates of deposit between December 31, 2012 and June 30, 2013, there have not been any material changes in contractual obligations and funding needs since December 31, 2012.

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

The following table presents our internal calculations of the estimated changes in our EVE as of June 30, 2013 that would result from the designated instantaneous changes in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE	Percentage Change in EVE	EVE Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in EVE Ratio as a Percent of Present Value of Assets (3)(4)
(Dollars in thousands)

+400	$193,164	$(54,760)	(22.09)%	12.90%	(2.72)%
+300	$209,778	$(38,146)	(15.39)%	13.81%	(1.81)%
+200	$228,958	$(18,966)	(7.65)%	14.84%	(0.78)%
+100	$247,369	$(555)	(0.22)%	15.79%	0.17%
0	$247,924	$0	0.00%	15.62%	0.00%
(100)	$257,249	$9,325	3.76%	16.17%	0.55%

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

ITEM 4.                        CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2013.  Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                                 Not applicable.

(b)                                 Not applicable.

(c)                                  Stock Repurchases.  The following table sets forth information in connection with repurchases of our shares of common stock during the second quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1) (2)

April 1, 2013 through April 30, 2013	31,922	$23.03	31,922	0
May 1, 2013 through May 31, 2013	0	$0.00	0	0
June 1, 2013 through June 30, 2013	148,936	$23.56	148,936	383,064
Total	180,858	$23.47	180,858	383,064

(1)         On December 9, 2011, our Board of Directors authorized the repurchase of up to 552,000 shares of our common stock.  In accordance with this authorization, we had repurchased 552,000 shares of our common stock as of June 30, 2013.

(2)         On June 6, 2013, our Board of Directors authorized the repurchase of up to 532,000 shares of our common stock.  In accordance with this authorization, we had repurchased 148,936 shares of our common stock as of June 30, 2013.  This repurchase authorization expires on November 19, 2014.  We have entered into a 10b5-1 plan with respect to our stock repurchase plan.

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

TERRITORIAL BANCORP INC.
(Registrant)

Date: August 8, 2013	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and
Chief Executive Officer

Date: August 8, 2013	/s/ Melvin M. Miyamoto
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

101

The following financial statements from Territorial Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 8, 2013, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (v) Consolidated Statements of Comprehensive Income and (vi) the Notes to Consolidated Financial Statements.

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