Form 10-Q
period 2013-09-30
Territorial Bancorp Inc.
filed 2013-11-08
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2013

or

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

10,180,383 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of October 31, 2013.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.                   FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	September 30, 2013	December 31, 2012

ASSETS
Cash and cash equivalents	$55,965	$182,818
Investment securities held to maturity, at amortized cost (fair value of $605,857 and $584,125 at September 30, 2013 and December 31, 2012, respectively)	607,435	554,673
Federal Home Loan Bank stock, at cost	11,798	12,128
Loans held for sale	681	2,220
Loans receivable, net	827,946	774,876
Accrued interest receivable	4,382	4,367
Premises and equipment, net	5,141	5,056
Real estate owned	143	—
Bank-owned life insurance	39,951	31,177
Deferred income taxes receivable	4,619	3,580
Investment receivable	1,096	—
Prepaid expenses and other assets	2,353	3,732

Total assets	$1,561,510	$1,574,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,258,358	$1,237,847
Advances from the Federal Home Loan Bank	15,000	20,000
Securities sold under agreements to repurchase	47,000	70,000
Accounts payable and accrued expenses	25,272	23,017
Current income taxes payable	908	1,152
Advance payments by borrowers for taxes and insurance	2,383	3,639

Total liabilities	1,348,921	1,355,655

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 10,180,383 and 10,806,248 shares at September 30, 2013 and December 31, 2012, respectively	102	108
Additional paid-in capital	79,531	93,616
Unearned ESOP shares	(7,462)	(7,829)
Retained earnings	144,647	137,410
Accumulated other comprehensive loss	(4,229)	(4,333)

Total stockholders’ equity	212,589	218,972

Total liabilities and stockholders’ equity	$1,561,510	$1,574,627

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest and dividend income:
Investment securities	$4,775	$5,551	$13,847	$18,360
Loans	9,267	9,187	27,696	27,326
Dividends on FHLB stock	3	—	3	—
Other investments	46	88	210	259
Total interest and dividend income	14,091	14,826	41,756	45,945

Interest expense:
Deposits	1,031	1,492	3,225	4,644
Advances from the Federal Home Loan Bank	67	105	235	313
Securities sold under agreements to repurchase	422	629	1,370	2,364
Total interest expense	1,520	2,226	4,830	7,321

Net interest income	12,571	12,600	36,926	38,624
Provision for loan losses	45	167	47	172

Net interest income after provision for loan losses	12,526	12,433	36,879	38,452

Noninterest income:
Service fees on loan and deposit accounts	598	444	1,667	1,474
Income on bank-owned life insurance	295	239	774	706
Gain on sale of investment securities	922	429	2,834	729
Gain on sale of loans	365	669	1,390	1,516
Other	143	141	329	346
Total noninterest income	2,323	1,922	6,994	4,771

Noninterest expense:
Salaries and employee benefits	5,318	5,202	15,682	15,416
Occupancy	1,387	1,316	3,971	3,930
Equipment	853	800	2,576	2,423
Federal deposit insurance premiums	193	192	574	574
Loss on extinguishment of debt	—	123	—	321
Other general and administrative expenses	969	964	3,228	3,069
Total noninterest expense	8,720	8,597	26,031	25,733

Income before income taxes	6,129	5,758	17,842	17,490
Income taxes	2,298	2,111	6,709	6,457
Net income	$3,831	$3,647	$11,133	$11,033

Basic earnings per share	$0.40	$0.36	$1.13	$1.09
Diluted earnings per share	$0.39	$0.36	$1.12	$1.08
Cash dividends declared per common share	$0.13	$0.11	$0.38	$0.32
Basic weighted-average shares outstanding	9,676,304	10,052,630	9,810,725	10,126,371
Diluted weighted-average shares outstanding	9,809,987	10,199,400	9,930,438	10,205,408

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$3,831	$3,647	$11,133	$11,033

Change in unrealized loss on securities	3	8	21	18
Noncredit related gains on securities not expected to be sold	14	177	83	177
Other comprehensive income	17	185	104	195

Comprehensive income	$3,848	$3,832	$11,237	$11,228

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
and Comprehensive Income (Unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity

Balances at December 31, 2011	$110	$97,640	$(8,319)	$128,300	$(3,770)	$213,961

Net income	—	—	—	11,033	—	11,033
Other comprehensive income	—	—	—	—	195	195
Cash dividends declared	—	—	—	(3,418)	—	(3,418)
Share-based compensation	1	2,016	—	—	—	2,017
Allocation of 36,699 ESOP shares	—	438	367	—	—	805
Repurchase of 275,186 shares of company common stock	(2)	(5,890)	—	—	—	(5,892)
Exercise of 41,275 options on common stock	—	716	—	—	—	716

Balances at September 30, 2012	$109	$94,920	$(7,952)	$135,915	$(3,575)	$219,417

Balances at December 31, 2012	$108	$93,616	$(7,829)	$137,410	$(4,333)	$218,972

Net income	—	—	—	11,133	—	11,133
Other comprehensive income	—	—	—	—	104	104
Cash dividends declared	—	—	—	(3,896)	—	(3,896)
Share-based compensation	1	2,001	—	—	—	2,002
Allocation of 36,699 ESOP shares	—	478	367	—	—	845
Repurchase of 739,197 shares of company common stock	(7)	(16,564)	—	—	—	(16,571)

Balances at September 30, 2013	$102	$79,531	$(7,462)	$144,647	$(4,229)	$212,589

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2013	2012

Cash flows from operating activities:
Net income	$11,133	$11,033
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	47	172
Depreciation and amortization	837	852
Deferred income tax benefit	(1,108)	(516)
Amortization of fees, discounts, and premiums	395	53
Origination of loans held for sale	(67,252)	(75,184)
Proceeds from sales of loans held for sale	70,181	75,899
Gain on sale of loans, net	(1,390)	(1,516)
Net gain on sale of real estate owned	—	(43)
Gain on sale of investment securities held to maturity	(2,834)	(729)
ESOP expense	845	805
Share-based compensation expense	2,002	2,016
Excess tax benefits from share-based compensation	—	(54)
(Increase) decrease in accrued interest receivable	(15)	104
Net increase in bank-owned life insurance	(774)	(706)
Net (increase) decrease in prepaid expenses and other assets	1,379	(186)
Net increase in accounts payable and accrued expenses	2,255	342
Net decrease in income taxes payable	(244)	(2,967)
Net cash provided by operating activities	15,457	9,375

Cash flows from investing activities:
Purchases of investment securities held to maturity	(240,496)	(111,467)
Principal repayments on investment securities held to maturity	146,301	160,668
Proceeds from sale of investment securities held to maturity	42,034	9,983
Loan originations, net of principal repayments on loans receivable	(52,345)	(57,911)
Proceeds from redemption of Federal Home Loan Bank stock	330	110
Purchases of bank-owned life insurance	(8,000)	—
Proceeds from sale of real estate owned	—	451
Purchases of premises and equipment	(922)	(484)
Net cash provided by (used in) investing activities	(113,098)	1,350

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2013	2012

Cash flows from financing activities:
Net increase in deposits	$20,511	$60,411
Proceeds from advances from the Federal Home Loan Bank	5,000	100
Repayments of advances from the Federal Home Loan Bank	(10,000)	(100)
Repayments of securities sold under agreements to repurchase	(23,000)	(38,300)
Purchases of Fed Funds	—	10
Sales of Fed Funds	—	(10)
Net decrease in advance payments by borrowers for taxes and insurance	(1,256)	(969)
Excess tax benefits from share-based compensation	—	54
Proceeds from issuance of common stock	—	717
Repurchases of company stock	(16,571)	(5,892)
Cash dividends paid	(3,896)	(3,418)
Net cash provided by (used in) financing activities	(29,212)	12,603

Net increase (decrease) in cash and cash equivalents	(126,853)	23,328

Cash and cash equivalents at beginning of the period	182,818	131,937

Cash and cash equivalents at end of the period	$55,965	$155,265

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$4,861	$7,478
Income taxes	8,061	9,940

Supplemental disclosure of noncash investing activities:
Loans transferred to real estate owned	$143	$176
Investments purchased, not settled	1,096	1,136

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

(4)                     Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	September 30,	December 31,
(Dollars in thousands)	2013	2012

Cash and due from banks	$9,636	$10,574
Interest-earning deposits in other banks	46,329	172,244
Cash and cash equivalents	$55,965	$182,818

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank.

(5)                     Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Carrying	Gross unrealized		Estimated
(Dollars in thousands)	value	Gains	Losses	fair value
September 30, 2013:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$606,876	$13,038	$(14,616)	$605,298
Trust preferred securities	559	—	—	559
Total	$607,435	$13,038	$(14,616)	$605,857

December 31, 2012:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$554,252	$29,706	$(254)	$583,704
Trust preferred securities	421	—	—	421
Total	$554,673	$29,706	$(254)	$584,125

The carrying and estimated fair value of investment securities at September 30, 2013 are shown below. Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Carrying	Estimated
(Dollars in thousands)	value	fair value
Held to maturity:
Due within 5 years	$1,195	$1,203
Due after 5 years through 10 years	427	458
Due after 10 years	605,813	604,196
Total	$607,435	$605,857

Realized gains and losses and the proceeds from sales of securities available for sale, held to maturity and trading are shown in the table below. All sales of securities were U.S. government-sponsored mortgage-backed securities.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Proceeds from sales	$13,943	$5,424	$43,131	$9,983
Gross gains	922	429	2,834	729
Gross losses	—	—	—	—

During the three months ended September 30, 2013 and 2012, all sales were related to $13.0 million and $5.0 million, respectively, of held-to-maturity debt securities.  During the nine months ended September 30, 2013 and 2012, all sales were related to $40.3 million and $9.3 million, respectively, of held-to-maturity debt securities.  The sale of these securities, for which the Company had already collected a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investment topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio.

Investment securities with carrying values of $247.3 million and $221.3 million at September 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at September 30, 2013 and December 31, 2012.  The Company does not intend to sell these securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less than 12 months		12 months or longer		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses
(Dollars in thousands)

September 30, 2013:
Mortgage-backed securities	$273,380	$14,417	$3,785	$199	48	$277,165	$14,616
December 31, 2012:
Mortgage-backed securities	$32,921	$253	$47	$1	21	$32,968	$254

Mortgage-Backed Securities.  The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates.  All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its amortized cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2013 and December 31, 2012.

Trust Preferred Securities.  At September 30, 2013, the Company owns two trust preferred securities, PreTSL XXIII and XXIV.  The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.  Both of these securities are classified in the Bank’s held-to-maturity investment portfolio.

The trust preferred securities market is considered to be inactive as only three transactions have occurred over the past 21 months in the same tranche of securities owned by the Company.  The Company used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in trust preferred securities did not incur additional impairment during the quarter ending September 30, 2013.

PreTSL XXIV has a book value of $0.  PreTSL XXIII has a book value of $559,000.  The difference between the book value of $559,000 and the remaining amortized cost basis of $1.1 million is reported as other comprehensive loss and is related to noncredit factors such as the trust preferred securities market being inactive.

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

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)	2013	2012
Balance at January 1,	$5,885	$5,885
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Balance at September 30,	$5,885	$5,885

The table below shows the components of comprehensive loss, net of taxes, resulting from other-than-temporarily impaired securities:

	September 30,
(Dollars in thousands)	2013	2012
Noncredit losses on other-than-temporarily impaired securities, net of taxes	$362	$502

(6)                     Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	September 30,	December 31,
(Dollars in thousands)	2013	2012
Real estate loans:
First mortgages:
One- to four-family residential	$795,739	$741,334
Multi-family residential	4,918	6,888
Construction, commercial, and other	13,626	13,819
Home equity loans and lines of credit	15,493	15,202
Total real estate loans	829,776	777,243
Other loans:
Loans on deposit accounts	351	493
Consumer and other loans	4,425	3,988
Total other loans	4,776	4,481
Less:
Net unearned fees and discounts	(4,939)	(5,176)
Allowance for loan losses	(1,667)	(1,672)
	(6,606)	(6,848)
Loans receivable, net	$827,946	$774,876

The activity in the allowance for loan losses on loans receivable is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Balance, beginning of period	$1,622	$1,457	$1,672	$1,541
Provision for loan losses	45	167	47	172
	1,667	1,624	1,719	1,713
Charge-offs	(68)	(137)	(205)	(273)
Recoveries	68	8	153	55
Net charge-offs	—	(129)	(52)	(218)
Balance, end of period	$1,667	$1,495	$1,667	$1,495

The table below presents the activity in the allowance for loan losses by portfolio segment:

(Dollars in thousands)	Residential Mortgage	Construction, Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals
Three months ended September 30, 2013:
Balance, beginning of period	$513	$813	$35	$125	$136	$1,622
Provision (reversal of allowance) for loan losses	(16)	14	(1)	44	4	45
	497	827	34	169	140	1,667
Charge-offs	(13)	—	—	(55)	—	(68)
Recoveries	49	11	1	7	—	68
Net charge-offs	36	11	1	(48)	—	—
Balance, end of period	$533	$838	$35	$121	$140	$1,667

Nine months ended September 30, 2013:
Balance, beginning of period	$590	$818	$35	$107	$122	$1,672
Provision (reversal of allowance) for loan losses	(84)	9	(7)	111	18	47
	506	827	28	218	140	1,719
Charge-offs	(94)	—	—	(111)	—	(205)
Recoveries	121	11	7	14	—	153
Net charge-offs	27	11	7	(97)	—	(52)
Balance, end of period	$533	$838	$35	$121	$140	$1,667

(Dollars in thousands)	Residential Mortgage	Construction, Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals
Three months ended September 30, 2012:
Balance, beginning of period	$552	$641	$35	$107	$122	$1,457
Provision for loan losses	157	—	2	8	—	167
	709	641	37	115	122	1,624
Charge-offs	(125)	—	(2)	(10)	—	(137)
Recoveries	6	—	—	2	—	8
Net charge-offs	(119)	—	(2)	(8)	—	(129)
Balance, end of period	$590	$641	$35	$107	$122	$1,495

Nine months ended September 30, 2012:
Balance, beginning of period	$631	$285	$258	$291	$76	$1,541
Provision (reversal of allowance) for loan losses	151	364	(222)	(167)	46	172
	782	649	36	124	122	1,713
Charge-offs	(233)	(8)	(3)	(29)	—	(273)
Recoveries	41	—	2	12	—	55
Net charge-offs	(192)	(8)	(1)	(17)	—	(218)
Balance, end of period	$590	$641	$35	$107	$122	$1,495

In 2012, the Company enhanced its methodology for reviewing its loan portfolio when calculating the allowance for loan losses. The modification consisted of additional segmentation of the residential mortgage loan portfolio by items such as year of origination, loan-to-value ratios, owner or nonowner occupancy status and the purpose of the loan (purchase, cash-out refinance, no cash-out refinance or construction).  The allowance for loan loss for each segment of the loan portfolio is determined by calculating the historical loss of each segment for a two- to three-year look-back period and adding a qualitative adjustment for the following factors:

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

The Company also revised the qualitative factors that were used to determine the allowance for loan losses on construction, commercial and other mortgage loans, home equity loans and lines of credit and consumer and other loans.  As a result of these modifications, the Company increased the portion of the allowance for loan losses attributable to construction, commercial and other mortgage loans and decreased the portion of the allowance for loan losses attributable to residential mortgages.  The allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.  The unallocated allowance is established for probable losses that have been incurred as of the reporting date but are not reflected in the allocated allowance.

Management considers the allowance for loan losses at September 30, 2013 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions. While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings.  In addition, as an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review the allowance for loan losses.  The Office of the Comptroller of the Currency may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

(Dollars in thousands)	Residential Mortgage	Construction, Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Total
September 30, 2013:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	533	838	35	121	140	1,667
Total ending allowance balance	$533	$838	$35	$121	$140	$1,667

Loans:
Ending loan balance:
Individually evaluated for impairment	$7,425	$—	$162	$—	$—	$7,587
Collectively evaluated for impairment	788,309	13,602	15,339	4,776	—	822,026
Total ending loan balance	$795,734	$13,602	$15,501	$4,776	$—	$829,613

December 31, 2012:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	590	818	35	107	122	1,672
Total ending allowance balance	$590	$818	$35	$107	$122	$1,672

Loans:
Ending loan balance:
Individually evaluated for impairment	$6,775	$—	$160	$—	$—	$6,935
Collectively evaluated for impairment	736,297	13,784	15,051	4,481	—	769,613
Total ending loan balance	$743,072	$13,784	$15,211	$4,481	$—	$776,548

The table below presents the balance of impaired loans and the related amount of allocated loan loss allowances:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Loans with no allocated allowance for loan losses	$7,587	$6,935
Loans with allocated allowance for loan losses	—	—
Total impaired loans	$7,587	$6,935

Amount of allocated loan loss allowance	$—	$—

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance
September 30, 2013:
With no related allowance recorded:
One- to four-family residential mortgages	$7,425	$7,721
Home equity loans and lines of credit	162	165

Total	$7,587	$7,886

December 31, 2012:
With no related allowance recorded:
One- to four-family residential mortgages	$6,775	$7,175
Home equity loans and lines of credit	160	165

Total	$6,935	$7,340

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
2013:
With no related allowance recorded:
One- to four-family residential mortgages	$7,440	$33	$7,477	$98
Home equity loans and lines of credit	162	—	161	—
Total	$7,602	$33	$7,638	$98

2012:
With no related allowance recorded:
One- to four-family residential mortgages	$7,084	$69	$7,114	$153
Home equity loans and lines of credit	159	2	158	5
Total	$7,243	$71	$7,272	$158

There were no loans individually evaluated for impairment with a related allowance for loan loss as of September 30, 2013 or December 31, 2012.  Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they are written down to fair value.

The table below presents the aging of loans and accrual status by class of loans:

(Dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total Loans	Nonaccrual Loans	Loans More Than 90 Days Past Due and Still Accruing
September 30, 2013:
One- to four-family residential mortgages	$1,296	$—	$1,230	$2,526	$788,317	$790,843	$5,160	$—
Multi-family residential mortgages	—	—	—	—	4,891	4,891	—	—
Construction, commercial and other mortgages	—	—	—	—	13,602	13,602	—	—
Home equity loans and lines of credit	—	—	—	—	15,501	15,501	162	—
Loans on deposit accounts	—	—	—	—	351	351	—	—
Consumer and other	13	1	—	14	4,411	4,425	—	—

Total	$1,309	$1	$1,230	$2,540	$827,073	$829,613	$5,322	$—

December 31, 2012:
One- to four-family residential mortgages	$2,298	$152	$2,044	$4,494	$731,730	$736,224	$4,246	$—
Multi-family residential mortgages	—	—	—	—	6,848	6,848	—	—
Construction, commercial and other mortgages	—	—	—	—	13,784	13,784	—	—
Home equity loans and lines of credit	44	—	—	44	15,167	15,211	160	—
Loans on deposit accounts	—	—	—	—	493	493	—	—
Consumer and other	78	2	—	80	3,908	3,988	—	—

Total	$2,420	$154	$2,044	$4,618	$771,930	$776,548	$4,406	$—

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

The Company had 18 nonaccrual loans with a book value of $5.3 million at September 30, 2013 and 19 nonaccrual loans with a book value of $4.4 million as of December 31, 2012.  The Company collected interest on nonaccrual loans of $137,000 during the nine months ended September 30, 2013, but due to regulatory requirements, we recorded it as a reduction of principal.  The Company collected or recognized interest income on nonaccrual loans of $75,000 during the nine months ended September 30, 2012.  The Company would have recognized additional interest income of $200,000 and $119,000 during the nine months ended September 30, 2013 and 2012, respectively, had the loans been accruing interest.  The Company did not have any loans more than 90 days past due and still accruing interest as of September 30, 2013 or December 31, 2012.

The table below presents information related to loans modified in a troubled debt restructuring during the three and nine months ended September 30, 2013 and 2012:

	2013			2012
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Three months ended September 30:
One- to four-family residential	—	$—	$—	12	$3,694	$3,694
Total	—	$—	$—	12	$3,694	$3,694

Nine months ended September 30:
One- to four-family residential	1	$700	$700	12	$3,694	$3,694
Total	1	$700	$700	12	$3,694	$3,694

There were no new troubled debt restructurings within the past 12 months that subsequently defaulted.

The Company had 20 troubled debt restructurings totaling $5.7 million as of September 30, 2013 that were considered to be impaired.  This total included 19 one- to four-family residential mortgage loans totaling $5.5 million and one home equity loan for $162,000.  Seven of the loans, totaling $2.3 million, are performing in accordance with their restructured terms and accruing interest at September 30, 2013.  12 of the loans, totaling $3.1 million, are performing in accordance with their restructured terms but not accruing interest at September 30, 2013.  One of the loans, for $329,000, is more than 150 days delinquent and not accruing interest as of September 30, 2013.  There were 20 troubled debt restructurings totaling $5.2 million as of December 31, 2012 that were considered to be impaired. This total included 19 one- to four-family residential mortgage loans totaling $5.1 million and one home equity loan for $160,000.  Eight of the loans, totaling $2.5 million, are performing in accordance with their restructured terms and accruing interest at December 31, 2012.  11 of the loans, totaling $2.4 million, are performing in accordance with their restructured terms but not accruing interest at December 31, 2012.  One of the loans, for $329,000, is more than 150 days delinquent and not accruing interest at December 31, 2012.  Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers.  We have no commitments to lend any additional funds to these borrowers.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii.  Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the nine months ended September 30, 2013 and 2012, the Company sold $69.2 million and $75.1 million, respectively, of mortgage loans held for sale and recognized gains of $1.4 million and $1.5 million, respectively.  During the three months ended September 30, 2013 and 2012, the Company sold $22.1 million and $28.9 million, respectively, of mortgage loans held for sale and recognized gains of $365,000 and $669,000, respectively.  The Company had three loans held for sale totaling $681,000 at September 30, 2013 and six loans held for sale totaling $2.2 million at December 31, 2012.

The Company serviced loans for others of $71.6 million at September 30, 2013 and $84.8 million at December 31, 2012. Of these amounts, $3.3 million and $5.1 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at September 30, 2013 and December 31, 2012, respectively.  The amount of contractually specified servicing fees earned for the nine-month periods ended September 30, 2013 and 2012 was $164,000 and $212,000, respectively.  The amount of contractually specified servicing fees earned for the three-month periods ended September 30, 2013 and 2012 was $51,000 and $68,000, respectively.  The fees are reported as service fees on loan and deposit accounts in the consolidated statements of income.

(7)                     Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts.  Securities sold under agreements to repurchase are summarized as follows:

	September 30, 2013		December 31, 2012
		Weighted		Weighted
	Repurchase	average	Repurchase	average
(Dollars in thousands)	liability	rate	liability	rate
Maturing:
1 year or less	—	—	$23,000	4.40%
Over 1 year to 2 years	$47,000	2.11%	—	—
Over 2 years to 3 years	—	—	47,000	2.11
Total	$47,000	2.11%	$70,000	2.86%

During the three months ended September 30, 2012, the Company prepaid $10.0 million of securities sold under agreements to repurchase and incurred $123,000 of prepayment penalties.  During the nine months ended September 30, 2012, the Company prepaid $25.0 million of securities sold under agreements to repurchase and incurred $321,000 of prepayment penalties.

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at September 30, 2013. The amount at risk is the greater of the carrying value or fair value over the repurchase liability. All the agreements to repurchase are with JP Morgan Securities and the securities pledged are issued and guaranteed by U.S. government-sponsored enterprises.

Weighted
	Carrying	Fair			average
	value of	value of	Repurchase	Amount	months to
(Dollars in thousands)	securities	securities	liability	at risk	maturity
Maturing:
Over 90 days	$54,831	$54,358	$47,000	$7,831	17

(8)                     Offsetting of Financial Liabilities

Securities sold under agreements to repurchase are subject to a conditional right of offset in the event of default.  See Footnote 7, Securities Sold Under Agreements to Repurchase, for additional information.

	Gross amount	Gross amount	Net amount of liabilities	Gross amount not offset in the balance sheet
(Dollars in thousands)	of recognized liabilities	offset in the balance sheet	presented in the balance sheet	Financial instruments	Cash collateral pledged	Net amount
September 30, 2013:
Securities sold under agreements to repurchase	$47,000	$—	$47,000	$47,000	$—	$—

December 31, 2012:
Securities sold under agreements to repurchase	$70,000	$—	$70,000	$70,000	$—	$—

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

The components of net periodic benefit cost for the SERP were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Net periodic benefit cost for the period
Service cost	$41	$49	$124	$147
Interest cost	28	25	83	74
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized actuarial loss	—	—	—	—
Recognized curtailment loss	—	—	—	—
Net periodic benefit cost	$69	$74	$207	$221

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company.  The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants.  As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity.  The shares committed to be released are considered outstanding for earnings per share computations.  Compensation expense recognized for the three months ended September 30, 2013 and 2012 amounted to $249,000 and $271,000, respectively.  Compensation expense recognized for the nine months ended September 30, 2013 and 2012 amounted to $772,000 and $759,000, respectively.

Shares held by the ESOP trust were as follows:

	September 30,	December 31,
	2013	2012
Allocated shares	227,291	191,577
Unearned shares	746,222	782,921
Total ESOP shares	973,513	974,498
Fair value of unearned shares, in thousands	$16,394	$17,890

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula.  The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans.  We accrue for these benefits over the period during which employees provide services to earn these benefits.  For the three months ended September 30, 2013 and 2012, we accrued $63,000 and $80,000, respectively, for the ESOP restoration plan.  For the nine months ended September 30, 2013 and 2012, we accrued $183,000 and $185,000, respectively, for the ESOP restoration plan.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Compensation expense	$675	$693	$2,002	$2,016
Income tax benefit	314	368	966	1,091

Shares of our common stock issued under the 2010 Equity Incentive Plan shall be authorized but unissued shares.  The maximum number of shares that will be awarded under the plan will be 1,712,637 shares.

Stock Options

The table below presents the stock option activity for the nine months ended September 30, 2013 and 2012:

	Options	Weighted average exercise price	Remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding at December 31, 2012	832,954	$17.38	7.67	$4,554
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Options outstanding at September 30, 2013	832,954	$17.38	6.92	$3,821

Options outstanding at December 31, 2011	871,144	$17.36	8.67	$2,082
Granted	3,085	23.62	8.00	—
Exercised	41,275	17.36	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Options outstanding at September 30, 2012	832,954	$17.38	7.92	$4,640

Options vested and exercisable at September 30, 2013	416,169	$17.38	6.93	$1,911

The following summarizes certain stock option activity of the Company:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Intrinsic value of stock options exercised	$—	$117	$—	$171
Cash received from stock options exercised	—	489	—	717
Tax benefits realized from stock options exercised	—	47	—	69
Total fair value of stock options that vested	3,052	3,188	3,052	3,188

As of September 30, 2013, the Company had $2.2 million of unrecognized compensation costs related to the stock option plan. The cost of the stock option plan is being amortized over the five- to six-year vesting period. The fair value of the Company’s stock options was determined using the Black-Scholes option pricing formula. The following assumptions were used in the formula for options issued in 2012 and 2010:

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

There were no options granted in 2011 or the nine months ended September 30, 2013.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant.  Unvested restricted stock awards may not be disposed of or transferred during the vesting period.  Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity:

	Restricted stock awards	Weighted average grant date fair value
Nonvested at December 31, 2012	453,397	$17.39
Granted	—	—
Vested	113,332	17.39
Forfeited	—	—
Nonvested at September 30, 2013	340,065	$17.39

Nonvested at December 31, 2011	563,994	$17.36
Granted	2,735	23.62
Vested	113,332	17.39
Forfeited	—	—
Nonvested at September 30, 2012	453,397	$17.39

As of September 30, 2013, the Company had $5.8 million of unrecognized compensation costs related to restricted stock awards.  The cost of the restricted stock awards is being amortized over the five- or six-year vesting period.

(12)              Earnings Per Share

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012

Net income	$3,831	$3,647	$11,133	$11,033

Weighted-average number of shares used in:
Basic earnings per share	9,676,304	10,052,630	9,810,725	10,126,371
Dilutive common stock equivalents:
Stock options and restricted stock units	133,683	146,770	119,713	79,037
Diluted earnings per share	9,809,987	10,199,400	9,930,438	10,205,408
Net income per common share, basic	$0.40	$0.36	$1.13	$1.09
Net income per common share, diluted	$0.39	$0.36	$1.12	$1.08

(13)              Other Comprehensive Loss

The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes:

(Dollars in thousands)	Unfunded pension liability	Noncredit related losses on securities not expected to be sold	Unrealized loss on securities	Total

Three months ended September 30, 2013:
Balances at beginning of period	$3,792	$376	$78	$4,246
Other comprehensive income before reclassifications	—	(14)	(3)	(17)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	—	(14)	(3)	(17)
Balances at end of period	$3,792	$362	$75	$4,229

Three months ended September 30, 2012:
Balances at beginning of period	$2,966	$679	$115	$3,760
Other comprehensive income before reclassifications	—	(177)	(8)	(185)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	—	(177)	(8)	(185)
Balances at end of period	$2,966	$502	$107	$3,575

Nine months ended September 30, 2013:
Balances at beginning of period	$3,792	$445	$96	$4,333
Other comprehensive income before reclassifications	—	(83)	(21)	(104)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	—	(83)	(21)	(104)
Balances at end of period	$3,792	$362	$75	$4,229

Nine months ended September 30, 2012:
Balances at beginning of period	$2,966	$679	$125	$3,770
Other comprehensive income before reclassifications	—	(177)	(18)	(195)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	—	(177)	(18)	(195)
Balances at end of period	$2,966	$502	$107	$3,575

The table below presents the tax effect on each component of accumulated other comprehensive loss:

	2013			2012
(Dollars in thousands)	Pretax amount	Tax	After tax amount	Pretax amount	Tax	After tax amount

Three months ended September 30:
Unfunded pension liability	$—	$—	$—	$—	$—	$—
Noncredit related losses on securities not expected to be sold	(23)	9	(14)	(294)	117	(177)
Unrealized loss on securities	(5)	2	(3)	(15)	7	(8)

Total	$(28)	$11	$(17)	$(309)	$124	$(185)

Nine months ended September 30:
Unfunded pension liability	$—	$—	$—	$—	$—	$—
Noncredit related losses on securities not expected to be sold	(138)	55	(83)	(294)	117	(177)
Unrealized loss on securities	(35)	14	(21)	(31)	13	(18)

Total	$(173)	$69	$(104)	$(325)	$130	$(195)

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

The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.  The trust preferred securities market is considered to be inactive since there have been only three sales transactions of similar rated securities over the past 21 months and no new issues of pooled trust preferred securities have occurred since 2007.  The fair value of our trust preferred securities was determined using a discounted cash flow model.  Our model used a discount rate equal to three-month LIBOR plus 20.00% and provided a fair value estimate of $15.77 per $100 of par value for PreTSL XXIII.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying	Fair	Fair Value Measurements Using
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
September 30, 2013
Assets
Cash and cash equivalents	$55,965	$55,965	$55,965	$—	$—
Investment securities held to maturity	607,435	605,857	—	605,298	559
FHLB stock	11,798	11,798	11,798	—	—
Loans held for sale	681	714	—	714	—
Loans receivable, net	827,946	857,894	—	—	857,894
Accrued interest receivable	4,382	4,382	4,382	—	—
Interest rate contracts	130	130	—	130	—

Liabilities
Deposits	1,258,358	1,259,195	1,054,939	—	204,256
Advances from the Federal Home Loan Bank	15,000	15,175	—	—	15,175
Securities sold under agreements to repurchase	47,000	48,186	—	—	48,186
Accounts payable and accrued expenses (excluding interest rate contracts)	25,157	25,157	25,157	—	—
Interest rate contracts	115	115	—	115	—
Current income taxes payable	908	908	908	—	—
Advance payments by borrowers for taxes and insurance	2,383	2,383	2,383	—	—

December 31, 2012
Assets
Cash and cash equivalents	$182,818	$182,818	$182,818	$—	$—
Investment securities held to maturity	554,673	584,125	—	583,704	421
FHLB stock	12,128	12,128	12,128	—	—
Loans held for sale	2,220	2,335	—	2,335	—
Loans receivable, net	774,876	831,734	—	—	831,734
Accrued interest receivable	4,367	4,367	4,367	—	—
Interest rate contracts	124	124	—	124	—

Liabilities
Deposits	1,237,847	1,239,385	1,032,467	—	206,918
Advances from the Federal Home Loan Bank	20,000	20,397	—	—	20,397
Securities sold under agreements to repurchase	70,000	72,340	—	—	72,340
Accounts payable and accrued expenses (excluding interest rate contracts)	22,906	22,906	22,906	—	—
Interest rate contracts	111	111	—	111	—
Current income taxes payable	1,152	1,152	1,152	—	—
Advance payments by borrowers for taxes and insurance	3,639	3,639	3,639	—	—

At September 30, 2013 and December 31, 2012, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

September 30, 2013:
Interest rate contracts — assets	$—	$130	$—	$130
Interest rate contracts — liabilities	—	(115)	—	(115)

December 31, 2012:
Interest rate contracts — assets	$—	$124	$—	$124
Interest rate contracts — liabilities	—	(111)	—	(111)

The fair value of interest rate contracts was determined by referring to prices quoted in the secondary market for similar contracts. Gains and losses are included in gain on sale of loans in the consolidated statements of income.

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012 and the related losses for the nine months ended September 30, 2013 and the year ended December 31, 2012:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total Gains/ (Losses)

September 30, 2013:
Impaired loans	$—	$—	$4,796	$4,796	$94
Trust preferred securities	—	—	559	559	138

December 31, 2012:
Impaired loans	$—	$468	$4,907	$5,375	$(222)
Mortgage servicing assets	—	—	651	651	(220)
Trust preferred securities	—	—	421	421	389

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

The table below presents the significant unobservable inputs for Level 3 nonrecurring fair value measurements:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Value

September 30, 2013:
Impaired loans — non-collateral dependent	$4,796	Discounted cash flow	Discount rate (1)	3.15% - 6.94%

Trust preferred securities	559	Discounted cash flow	Discount rate	Three-month LIBOR plus 20%

December 31, 2012:
Impaired loans — non-collateral dependent	$4,907	Discounted cash flow	Discount rate (1)	3.73% - 6.94%

Mortgage servicing assets	651	Discounted cash flow	Discount rate	10.00%
			Prepayment speed (PSA)	144.6 - 316.4
			Cost to service (Basis points)	40

Trust preferred securities	421	Discounted cash flow	Discount rate	Three-month LIBOR plus 20%

(1) Represents the yield on contractual cash flows prior to modification in troubled debt restructurings.

(15)              Subsequent Events

On October 31, 2013, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.14 per share of common stock.  The dividend is expected to be paid on November 27, 2013 to stockholders of record as of November 14, 2013.

On October 31, 2013, the Board of Directors of Territorial Savings Bank approved an application to convert from a federal savings bank to a Hawaii-chartered savings bank.  As part of the charter conversion, the Bank intends to file an application with the Federal Reserve Bank of San Francisco (“Federal Reserve”) to become a member bank.  The holding company will continue to be regulated by the Federal Reserve and expects to remain a savings and loan holding company.  The charter conversion remains subject to regulatory approvals, and no timetable has been established for the completion of the charter conversion.

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

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Assets.  At September 30, 2013, our assets were $1.562 billion, a decrease of $13.1 million, or 0.8%, from $1.575 billion at December 31, 2012.  The decrease in assets was primarily the result of a decrease in cash and cash equivalents, which was partially offset by increases in loans receivable and investment securities.

Cash and Cash Equivalents.  Cash and cash equivalents were $56.0 million at September 30, 2013, a decrease of $126.9 million since December 31, 2012.  During the nine months ended September 30, 2013, cash was used to fund a $51.5 million increase in total loans and a $52.8 million increase in investment securities, and to pay off $5.0 million of FHLB advances and $23.0 million of securities sold under agreements to repurchase.  In addition, the Company repurchased $16.6 million of common stock and paid $3.9 million of common stock dividends.  This activity was partially offset by a $20.5 million increase in deposits.

Loans.  Total loans, including $681,000 of loans held for sale, were $828.6 million at September 30, 2013, or 53.1% of total assets.  During the nine months ended September 30, 2013, the loan portfolio increased by $51.5 million, or 6.6%.  The increase in the loan portfolio occurred as the production of new one- to four-family residential loans exceeded principal repayments and loan sales.  The continued high level of loan originations is due primarily to the current interest rate environment.

Securities.  At September 30, 2013, our securities portfolio totaled $607.4 million, or 38.9% of total assets.  At September 30, 2013, all of such securities were classified as held-to-maturity and none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans.  During the nine months ended September 30, 2013, our securities portfolio increased by $52.8 million, or 9.5%, as purchases exceeded repayments and sales.

At September 30, 2013, we owned trust preferred securities with a carrying value of $559,000.  This portfolio consists of two securities, which represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.

The trust preferred securities market is considered to be inactive as only three transactions have occurred over the past 21 months in the same tranche of securities owned by the Company.  The Company used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.  We used a discount rate equal to three-month LIBOR plus 20.00% and calculated a fair value estimate of $15.77 per $100 of par value for PreTSL XXIII.

Based on the Company’s review, the Company’s investment in trust preferred securities did not incur additional impairment during the quarter ending September 30, 2013.

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

Deposits.  Deposits were $1.258 billion at September 30, 2013, an increase of $20.5 million, or 1.7%, since December 31, 2012.  The growth in deposits occurred in savings and checking accounts.

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank of Seattle and funds borrowed under securities sold under agreements to repurchase.  During the nine months ended September 30, 2013, our borrowings decreased by $28.0 million, or 31.1%, to $62.0 million due to the net pay off of $5.0 million of FHLB advances and $23.0 million of securities sold under agreements to repurchase.  We have not required any other borrowings to fund our operations.  Instead, we have primarily funded our operations with the net proceeds from our stock offering, additional deposits, proceeds from loan and security sales and principal repayments on loans and mortgage-backed securities.

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
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$790,885	$8,750	4.43%	$703,000	$8,629	4.91%
Multi-family residential	5,404	77	5.70	6,826	104	6.09
Construction, commercial and other	13,449	168	5.00	11,652	158	5.42
Home equity loans and lines of credit	15,133	200	5.29	15,207	222	5.84
Other loans	4,818	72	5.98	4,791	74	6.18
Total loans	829,689	9,267	4.47	741,476	9,187	4.96
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	594,898	4,775	3.21	612,325	5,551	3.63
Trust preferred securities	535	—	—	35	—	—
Total securities	595,433	4,775	3.21	612,360	5,551	3.63
Other	92,371	49	0.21	160,494	88	0.22
Total interest-earning assets	1,517,493	14,091	3.71	1,514,330	14,826	3.92
Non-interest-earning assets	62,052			48,105
Total assets	$1,579,545			$1,562,435

Interest-bearing liabilities:
Savings accounts	$890,488	$722	0.32%	$861,845	$1,108	0.51%
Certificates of deposit	196,151	302	0.62	212,099	375	0.71
Money market accounts	835	—	—	532	—	—
Checking and Super NOW accounts	132,251	7	0.02	115,715	9	0.03
Total interest-bearing deposits	1,219,725	1,031	0.34	1,190,191	1,492	0.50
Federal Home Loan Bank advances	15,000	67	1.79	19,998	105	2.10
Securities sold under agreements to repurchase	60,612	422	2.78	82,099	629	3.06
Total interest-bearing liabilities	1,295,337	1,520	0.47	1,292,288	2,226	0.69
Non-interest-bearing liabilities	65,285			51,540
Total liabilities	1,360,622			1,343,828
Stockholders’ equity	218,923			218,607
Total liabilities and stockholders’ equity	$1,579,545			$1,562,435

Net interest income		$12,571			$12,600
Net interest rate spread (3)			3.24%			3.23%
Net interest-earning assets (4)	$222,156			$222,042
Net interest margin (5)			3.31%			3.33%
Interest-earning assets to interest-bearing liabilities	117.15%			117.18%

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
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$771,725	$26,121	4.51%	$682,826	$25,575	4.99%
Multi-family residential	5,980	259	5.77	6,755	311	6.14
Construction, commercial and other	13,392	497	4.95	11,870	500	5.62
Home equity loans and lines of credit	14,985	606	5.39	16,062	707	5.87
Other loans	4,743	213	5.99	5,056	233	6.14
Total loans	810,825	27,696	4.55	722,569	27,326	5.04
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	569,196	13,847	3.24	632,208	18,360	3.87
Trust preferred securities	472	—	—	33	—	—
Total securities	569,668	13,847	3.24	632,241	18,360	3.87
Other	132,549	213	0.21	158,197	259	0.22
Total interest-earning assets	1,513,042	41,756	3.68	1,513,007	45,945	4.05
Non-interest-earning assets	59,553			51,758
Total assets	$1,572,595			$1,564,765

Interest-bearing liabilities:
Savings accounts	$886,923	$2,266	0.34%	$842,717	$3,354	0.53%
Certificates of deposit	194,742	937	0.64	217,268	1,262	0.77
Money market accounts	752	1	0.18	520	1	0.26
Checking and Super NOW accounts	127,407	21	0.02	113,634	27	0.03
Total interest-bearing deposits	1,209,824	3,225	0.36	1,174,139	4,644	0.53
Federal Home Loan Bank advances	16,117	235	1.94	20,000	313	2.09
Securities sold under agreements to repurchase	64,016	1,370	2.85	96,550	2,364	3.26
Total interest-bearing liabilities	1,289,957	4,830	0.50	1,290,689	7,321	0.76
Non-interest-bearing liabilities	63,034			56,029
Total liabilities	1,352,991			1,346,718
Stockholders’ equity	219,604			218,047
Total liabilities and stockholders’ equity	$1,572,595			$1,564,765

Net interest income		$36,926			$38,624
Net interest rate spread (3)			3.18%			3.29%
Net interest-earning assets (4)	$223,085			$222,318
Net interest margin (5)			3.25%			3.40%
Interest-earning assets to interest-bearing liabilities	117.29%			117.22%

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

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012

General.  Net income increased by $184,000, or 5.0%, to $3.8 million for the three months ended September 30, 2013 from $3.6 million for the three months ended September 30, 2012.  The increase in net income was primarily caused by a $706,000 decrease in interest expense, a $401,000 increase in noninterest income and a $122,000 decrease in provision for loan losses.  This was partially offset by a $735,000 decrease in interest and dividend income, a $123,000 increase in noninterest expense and a $187,000 increase in income taxes.

Net Interest Income.  Net interest income remained constant at $12.6 million for the three months ended September 30, 2013 and 2012.  Interest and dividend income decreased by $735,000, or 5.0%, due primarily to a 21 basis point decrease in the average yield on interest-earning assets.  Interest expense decreased by $706,000, or 31.7%, due to a 22 basis point decrease in the average cost of interest-bearing liabilities.  The interest rate spread and net interest margin were 3.24% and 3.31%, respectively, for the three months ended September 30, 2013, compared to 3.23% and 3.33%, respectively, for the three months ended September 30, 2012.

Interest and Dividend Income. Interest and dividend income decreased by $735,000, or 5.0%, to $14.1 million for the three months ended September 30, 2013 from $14.8 million for the three months ended September 30, 2012.  Interest income on investment securities decreased by $776,000, or 14.0%, to $4.8 million for the three months ended September 30, 2013 from $5.6 million for the three months ended September 30, 2012.  The decrease in interest income on securities occurred primarily because of a 42 basis point decrease in the average securities yield and a $16.9 million decrease in the average securities balance.  The decline in the average yield on investments occurred as repayments and sales of higher yielding mortgage-backed securities were reinvested at lower yields.  Interest income on loans increased by $80,000, or 0.9%, to $9.3 million for the three months ended September 30, 2013 from $9.2 million for the three months ended September 30, 2012.  The increase in interest income on loans occurred because the average balance of loans grew by $88.2 million, or 11.9%, as new loan originations exceeded loan repayments and loan sales. The increase in average balance was partially offset by a 49 basis point decline in the average loan yield to 4.47% for the three months ended September 30, 2013 compared to 4.96% for the three months ended September 30, 2012.  The decline in the average yield on loans occurred because of repayments on higher-yielding loans and additions of new loans with lower yields to the loan portfolio.

Interest Expense. Interest expense decreased by $706,000, or 31.7%, to $1.5 million for the three months ended September 30, 2013 compared to $2.2 million for the three months ended September 30, 2012.  Interest expense on deposits decreased by $461,000, or 30.9%, to $1.0 million for the three months ended September 30, 2013 from $1.5 million for the three months ended September 30, 2012.  During the three months ended September 30, 2013, interest expense on savings accounts and certificates of deposit declined by $386,000 and $73,000, respectively, compared to the three months ended September 30, 2012.  During the three months ended September 30, 2013, the average interest rates on savings accounts and certificates of deposit decreased by 19 and nine basis points, respectively, compared to the three months ended September 30, 2012.  We lowered the rates we pay on savings accounts and certificates of deposit due to declining market interest rates and increased liquidity from principal repayments on loans and mortgage-backed securities. However, the interest rates on our savings accounts are still higher than market interest rates in Hawaii.  The decrease in the average interest rate on deposits was partially offset by a $29.5 million, or 2.5%, increase in the average balance of deposit accounts.  Interest expense on securities sold under agreements to repurchase decreased by $207,000, or 32.9%, during the three months ended September 30, 2013 compared to the three months ended

September 30, 2012.  The decrease was caused by a $21.5 million, or 26.2%, decrease in the average outstanding balance and a 28 basis point decrease in the average interest rate to 2.78% for the three months ended September 30, 2013 compared to 3.06% for the three months ended September 30, 2012.  The decrease in the average outstanding balance was due to the payoff of $23.0 million of borrowings since September 30, 2012.  Interest expense on FHLB advances decreased by $38,000, or 36.2%, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.  The decrease was caused by a $5.0 million, or 25.0%, decrease in the average outstanding balance and a 31 basis point decrease in the average interest rate to 1.79% for the three months ended September 30, 2013 compared to 2.10% for the three months ended September 30, 2012.  The decrease in the average outstanding balance occurred when $10.0 million of maturing advances were paid off and a new $5.0 million advance was obtained during the nine months ended September 30, 2013.

Provision for Loan Losses.  We recorded provisions for loan losses of $45,000 and $167,000 for the three months ended September 30, 2013 and 2012, respectively.  The provisions for loan losses reflected net charge-offs of $0 and $129,000 for the three months ended September 30, 2013 and 2012, respectively.  The provisions resulted in ratios of the allowance for loan losses to total loans of 0.20% at September 30, 2013 and 2012.  Nonaccrual loans totaled $5.3 million at September 30, 2013, or 0.64% of total loans at that date, compared to $4.6 million of nonaccrual loans at September 30, 2012, or 0.62% of total loans at that date.  Nonaccrual loans as of September 30, 2013 and 2012 consisted primarily of one- to four-family residential real estate loans.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2013 and 2012.  For additional information see footnote (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income.  The following table summarizes changes in noninterest income between the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Change
	2013	2012	$ Change	% Change
	(In thousands)

Service fees on loan and deposit accounts	$598	$444	$154	34.7%
Income on bank-owned life insurance	295	239	56	23.4%
Gain on sale of investment securities	922	429	493	114.9%
Gain on sale of loans	365	669	(304)	(45.4)%
Other	143	141	2	1.4%
Total	$2,323	$1,922	$401	20.9%

Noninterest income rose by $401,000 for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.  During the three months ended September 30, 2013 and 2012, we sold $13.0 million and $5.0 million, respectively, of held-to-maturity investment securities and recognized gains of $922,000 and $429,000, respectively.  The sale of these securities, for which the Company had already received a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investment topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio.  Service fees on loan and deposit accounts increased by $154,000 during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to an increase in the amortization of mortgage servicing assets during the three months ended September 30, 2012.  During the three months ended September 30, 2013 and 2012, we also sold $22.1 million and $28.9 million, respectively, of mortgage loans held for sale to reduce interest rate risk and recognized gains of $365,000 and $669,000, respectively.

Noninterest Expense.  The following table summarizes changes in noninterest expense between the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Change
	2013	2012	$ Change	% Change
	(In thousands)

Salaries and employee benefits	$5,318	$5,202	$116	2.2%
Occupancy	1,387	1,316	71	5.4%
Equipment	853	800	53	6.6%
Federal deposit insurance premiums	193	192	1	0.5%
Loss on extinguishment of debt	—	123	(123)	(100.0)%
Other general and administrative expenses	969	964	5	0.5%
Total	$8,720	$8,597	$123	1.4%

Noninterest expense rose by $123,000 for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.  Salaries and employee benefits increased by $116,000 to $5.3 million for the three months ended September 30, 2013 from $5.2 million for the three months ended September 30, 2012.  The increase in salaries and employee benefits was primarily due to a bank-wide budgeted salary increase of approximately 2.0% that was effective July 1, 2012 and a $72,000 decrease in the credit to compensation expense for the cost of originating new mortgage loans, which occurred because of a decline in new loan originations.  This was partially offset by an $83,000 decrease in loan agent compensation.  The Receivables topic of the FASB ASC allows financial institutions to take a credit against compensation expense for the direct cost of originating loans.  During the three months ended September 30, 2012, the Company prepaid $10.0 million of securities sold under agreements to repurchase, which had a weighted-average interest rate of 2.78%, and incurred $123,000 of prepayment penalties, which is reported as loss on extinguishment of debt.

Income Tax Expense.  Income taxes were $2.3 million and $2.1 million for the three months ended September 30, 2013 and 2012, respectively, reflecting an effective tax rate of 37.5% and 36.7%, respectively.  The effective tax rate for 2013 was higher than the tax rate in 2012 primarily due to a decrease in permanent tax benefits related to our share-based compensation plans.

Comparison of Operating Results for the Nine Months Ended September 30, 2013 and 2012

General.  Net income increased by $100,000, or 0.9%, to $11.1 million for the nine months ended September 30, 2013 from $11.0 million for the nine months ended September 30, 2012.  The increase in net income was caused by a $2.5 million decrease in interest expense, a $2.2 million increase in noninterest income and a $125,000 decrease in the provision for loan losses.  This was partially offset by a $4.2 million decrease in interest and dividend income, a $298,000 increase in noninterest expense and a $252,000 increase in income taxes.

Net Interest Income.  Net interest income decreased by $1.7 million, or 4.4%, to $36.9 million for the nine months ended September 30, 2013 compared to $38.6 million for the nine months ended September 30, 2012.  Interest and dividend income decreased by $4.2 million, or 9.1%, due primarily to a 37 basis point decrease in the average yield.  Interest expense decreased by $2.5 million, or 34.0%, due to a 26 basis point decrease in the average cost of interest-bearing liabilities.  The interest rate spread and net interest margin were 3.18% and 3.25%, respectively, for the nine months ended September 30, 2013, compared to 3.29% and 3.40%, respectively, for the nine months ended September 30, 2012.

Interest and Dividend Income. Interest and dividend income decreased by $4.2 million or 9.1%, to $41.8 million for the nine months ended September 30, 2013 from $45.9 million for the nine months ended September 30, 2012.  Interest income on investment securities decreased by $4.5 million, or 24.6%, to $13.8 million for the nine months ended September 30, 2013 from $18.4 million for the nine months ended September 30, 2012.  The decrease in interest income on securities occurred because of a $62.6 million decrease in the average securities balance and a 63 basis point decrease in the average securities yield.  The decline in the average yield on investments occurred as repayments and sales of higher yielding mortgage-backed securities were reinvested at lower yields.  Interest income on loans increased by $370,000, or 1.4%, to $27.7 million for the nine months ended September 30, 2013 from $27.3 million for the nine months ended September 30, 2012.  The increase in interest income on loans occurred because the average balance of loans grew by $88.3 million, or 12.2%, as new loan originations exceeded loan repayments and loan sales.  The increase in interest income that occurred because of growth in the loan portfolio was partially offset by a 49 basis point decline in the average loan yield to 4.6% for the nine months ended September 30, 2013.  The decline in the average yield on loans occurred because of repayments on higher-yielding loans and additions of new loans with lower yields to the loan portfolio.

Interest Expense. Interest expense decreased by $2.5 million, or 34.0%, to $4.8 million for the nine months ended September 30, 2013 compared to $7.3 million for the nine months ended September 30, 2012.  Interest expense on deposits decreased by $1.4 million, or 30.6%, to $3.2 million for the nine months ended September 30, 2013 from $4.6 million for the nine months ended September 30, 2012.  During the nine months ended September 30, 2013, interest expense on savings accounts and certificates of deposit declined by $1.1 million and $325,000, respectively.  During the nine months ended September 30, 2013, the average interest rates on savings accounts and certificates of deposit decreased by 19 and 13 basis points, respectively, compared to the nine months ended September 30, 2012.  We lowered the rates we pay on savings accounts and certificates of deposit due to declining market interest rates and increased liquidity from principal repayments on loans and mortgage-backed securities. However, the interest rates on our savings accounts are still higher than market interest rates in Hawaii.  The decrease in the average interest rate on deposits was partially offset by a $35.7 million, or 3.0%, increase in the average balance of deposit accounts.  Interest expense on securities sold under agreements to repurchase decreased by $994,000, or 42.0%, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  The decrease was caused by a $32.5 million, or 33.7%, decrease in the average outstanding balance and a 41 basis point decrease in the average interest rate to 2.9% for the nine months ended September 30, 2013 compared to 3.3% for the nine months ended September 30, 2012.  The decrease in the average outstanding balance was due to the payoff of $23.0 million of borrowings since September 30, 2012.  Interest expense on FHLB advances decreased by $78,000, or 24.9%, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  The decrease was caused by a $3.9 million, or 19.4%, decrease in the average outstanding balance and a 15 basis point decrease in the average interest rate to 1.9% for the nine months ended September 30, 2013 compared to 2.1% for the nine months ended September 30, 2012.  The decrease in the average outstanding balance occurred when $10.0 million of maturing advances were paid off and a new $5.0 million advance was obtained during the nine months ended September 30, 2013.

Provision for Loan Losses.  We recorded provisions for loan losses of $47,000 and $172,000 for the nine months ended September 30, 2013 and 2012, respectively.  The provisions for loan losses reflected net charge-offs of $52,000 and $218,000 for the nine months ended September 30, 2013 and

2012, respectively.  The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.20% at September 30, 2013 and 2012.  Nonaccrual loans totaled $5.3 million at September 30, 2013, or 0.64% of total loans at that date, compared to $4.6 million of nonaccrual loans at September 30, 2012, or 0.62% of total loans at that date.  Nonaccrual loans as of September 30, 2013 and 2012 consisted primarily of one- to four-family residential real estate loans.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2013 and 2012.  For additional information see footnote (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income.  The following table summarizes changes in noninterest income between the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,		Change
	2013	2012	$ Change	% Change
	(In thousands)

Service fees on loan and deposit accounts	$1,667	$1,474	$193	13.1%
Income on bank-owned life insurance	774	706	68	9.6%
Gain on sale of investment securities	2,834	729	2,105	288.8%
Gain on sale of loans	1,390	1,516	(126)	(8.3)%
Other	329	346	(17)	(4.9)%
Total	$6,994	$4,771	$2,223	46.6%

Noninterest income rose by $2.2 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  During the nine months ended September 30, 2013 and 2012, we sold $40.3 million and $9.3 million, respectively, of held-to-maturity investment securities and recognized gains of $2.8 million and $729,000, respectively.  The sale of these securities, for which the Company had already received a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investment topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio.  Service fees on loan and deposit accounts increased by $193,000 during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to an increase in the amortization of mortgage servicing assets during the nine months ended September 30, 2012.  During the nine months ended September 30, 2013 and 2012, we also sold $69.2 million and $75.1 million, respectively, of mortgage loans held for sale to reduce interest rate risk and recognized gains of $1.4 million and $1.5 million, respectively.

Noninterest Expense.  The following table summarizes changes in noninterest expense between the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,		Change
	2013	2012	$ Change	% Change
	(In thousands)

Salaries and employee benefits	$15,682	$15,416	$266	1.7%
Occupancy	3,971	3,930	41	1.0%
Equipment	2,576	2,423	153	6.3%
Federal deposit insurance premiums	574	574	—	—%
Loss on extinguishment of debt	—	321	(321)	(100.0)%
Other general and administrative expenses	3,228	3,069	159	5.2%
Total	$26,031	$25,733	$298	1.2%

Noninterest expense rose by $298,000 for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  Salaries and employee benefits increased by $266,000 to $15.7 million for the nine months ended September 30, 2013 from $15.4 million for the nine months ended September 30, 2012.  The increase in salaries and employee benefits was primarily due to a bank-wide budgeted salary increase of approximately 2.0% that was effective July 1, 2012, and increases in health insurance and payroll taxes.  This increase was partially offset by a $109,000 increase in the credit to compensation expense for the cost of originating new mortgage loans because of an increase in new loan originations.  The Receivables topic of the FASB ASC allows financial institutions to take a credit against compensation expense for the direct cost of originating loans.  Equipment expense increased by $153,000 primarily due to higher furniture, fixture and equipment, and data processing expenses.  Other general and administrative expenses increased by $159,000 to $3.2 million for the nine months ended September 30, 2013 from $3.1 million for the nine months ended September 30, 2012.  The increase in other general and administrative expenses was primarily due to higher legal costs and a loss on a deposit account. The increases in expenses were partially offset by a $321,000 decrease in loss on extinguishment of debt.  During the nine months ended September 30, 2012, the Company prepaid $25.0 million of securities sold under agreements to repurchase, which had a weighted-average interest rate of 4.07%, and incurred $321,000 of prepayment penalties, which is reported as loss on extinguishment of debt.

Income Tax Expense.  Income taxes were $6.7 million for the nine months ended September 30, 2013, reflecting an effective tax rate of 37.6% compared to $6.5 million for the nine months ended September 30, 2012, reflecting an effective tax rate of 36.9%.  The increase in the effective tax rate is primarily attributed to a decrease in permanent tax benefits related to our share-based compensation plans.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan repayments, advances from the Federal Home Loan Bank of Seattle, securities sold under agreements to repurchase, proceeds from loan and security sales and principal repayments on securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Treasurer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2013.

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

Our most liquid asset is cash.  The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period.  At September 30, 2013, cash and cash equivalents totaled $56.0 million. On that date, we had $47.0 million in securities sold under agreements to repurchase outstanding and $15.0 million of Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $375.6 million under Federal Home Loan Bank advances.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2013, we had $18.9 million in loan commitments outstanding, most of which were for fixed-rate loans, and had $22.7 million in unused lines of credit to borrowers.  Certificates of deposit due within one year at September 30, 2013 totaled $143.5 million, or 11.4% of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2014.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the three months ended September 30, 2013 and 2012, we originated $65.9 million and $96.3 million of loans, respectively, and purchased $73.3 million and $45.2 million of securities, respectively.  During the nine months ended September 30, 2013 and 2012, we originated $240.5 million and $263.8 million of loans, respectively, and purchased $240.5 million and $112.6 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and securities sold under agreements to repurchase.  We experienced net increases in deposits of $20.5 million and $60.4 million for the nine months ended September 30, 2013 and 2012, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Seattle, which provide an additional source of funds.  Federal Home Loan Bank advances decreased by $5.0 million during the nine months ended September 30, 2013 and remained constant at $20.0 million during the nine months ended September 30, 2012.  We had the ability to borrow up to an additional $375.6 million and $371.5 million from the Federal Home Loan Bank of Seattle as of September 30, 2013 and 2012, respectively.  We also utilize securities sold under agreements to repurchase as another borrowing source.  Securities sold under agreements to repurchase decreased by $23.0 million and $38.3 million for the nine months ended September 30, 2013 and 2012, respectively.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2013, Territorial Savings Bank exceeded all regulatory capital requirements.  Territorial Savings Bank is considered “well capitalized” under regulatory guidelines.  The tables below present the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained at September 30, 2013 and December 31, 2012.

As of September 30, 2013
(Dollars in thousands)

	Required	Territorial Savings Bank
Tier 1 Capital	4%	$195,848	12.51%
Total Risk-Based Capital	8%	$197,540	32.29%
Tier 1 Risk-Based Capital	4%	$195,848	32.02%

As of December 31, 2012
(Dollars in thousands)

	Required	Territorial Savings Bank
Tier 1 Capital	4%	$207,295	13.13%
Total Risk-Based Capital	8%	$208,991	36.87%
Tier 1 Risk-Based Capital	4%	$207,295	36.57%

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

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.  Except for paying off $23.0 million of securities sold under agreements to repurchase and $5.0 million of FHLB advances and a decrease of $2.0 million in certificates of deposit between December 31, 2012 and September 30, 2013, there have not been any material changes in contractual obligations and funding needs since December 31, 2012.

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

Change in Interest Rates (bp) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE	Percentage Change in EVE	EVE Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in EVE Ratio as a Percent of Present Value of Assets (3)(4)
		(Dollars in thousands)

+400	$193,164	$(54,760)	(22.09)%	12.90%	(2.72)%
+300	$209,778	$(38,146)	(15.39)%	13.81%	(1.81)%
+200	$228,958	$(18,966)	(7.65)%	14.84%	(0.78)%
+100	$247,369	$(555)	(0.22)%	15.79%	0.17%
0	$247,924	$—	—	15.62%	—
(100)	$257,249	$9,325	3.76%	16.17%	0.55%

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

There was no significant change in mortgage interest rates between June 30, 2013 and September 30, 2013.  We consequently do not believe that there has been a material change in our EVE during the third quarter.

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

ITEM 4.                        CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2013.  Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.                    RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2102 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The recent federal government shutdown is expected to have a negative effect on Hawaii’s economy during the fourth quarter of 2013.  Any future federal government shutdown could negatively affect our financial condition and results of operations.

The recent federal government shutdown could result in reduced income for government employees or employees of companies that engage in business with the federal government, which could result in greater loan delinquencies, increases in our nonperforming, criticized and classified assets and a decline in demand for our products and services.  Any future federal government shutdown could have the same negative effect.  Hawaii’s economy is dependent on federal government programs and on the visitor industry.  A federal government shutdown could cause decreased expenditures for government programs and in the number of visitors to the state.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)               Not applicable.

(b)              Not applicable.

(c)               Stock Repurchases.  The following table sets forth information in connection with repurchases of our shares of common stock during the third quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)

July 1, 2013 through July 31, 2013	—	$—	—	383,064
August 1, 2013 through August 31, 2013	131,667	$22.18	107,552	275,512
September 1, 2013 through September 30, 2013	275,512	$21.76	275,512	—
Total	407,179	$21.90	383,064	—

(1)               On June 6, 2013, our Board of Directors authorized the repurchase of up to 532,000 shares of our common stock.  We completed the repurchase on September 30, 2013.

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

TERRITORIAL BANCORP INC.
(Registrant)

Date: November 8, 2013	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and
Chief Executive Officer

Date: November 8, 2013	/s/ Melvin M. Miyamoto
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

101

The following financial statements from Territorial Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 8, 2013, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (v) Consolidated Statements of Comprehensive Income and (vi) the Notes to Consolidated Financial Statements.

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