Form 10-K
period 2013-12-31
Territorial Bancorp Inc.
filed 2014-04-23
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐  YES  ☒  NO

The aggregate value of the voting common equity held by nonaffiliates of the registrant, computed by reference to the closing price of the registrant’s shares of common stock as of June 30, 2013 ($22.61) was $223.1 million.

As of February 28, 2014, there were 9,880,383 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

PART I

ITEM 1.                          Business

Territorial Bancorp Inc.

Territorial Bancorp Inc. is a Maryland corporation and owns 100% of the outstanding common stock of Territorial Savings Bank.  On July 10, 2009, we completed our initial public offering of common stock in connection with the mutual-to-stock conversion of Territorial Mutual Holding Company, selling 12,233,125 shares of common stock at $10.00 per share and raising $122.3 million of gross proceeds. Since the completion of our initial public offering, we have not engaged in any significant business activity other than owning the common stock of and having savings deposits in Territorial Savings Bank.  At December 31, 2013, we had consolidated assets of $1.617 billion, consolidated deposits of $1.289 billion and consolidated stockholders’ equity of $212.1 million.

Our executive offices are located at 1132 Bishop Street, Suite 2200, Honolulu, Hawaii 96813.  Our telephone number at this address is (808) 946-1400.

Territorial Savings Bank

Territorial Savings Bank is a federally chartered savings bank headquartered in Honolulu, Hawaii.  Territorial Savings Bank was organized in 1921, and reorganized into the mutual holding company structure in 2002.  Territorial Savings Bank is currently the wholly-owned subsidiary of Territorial Bancorp Inc.  We provide financial services to individuals, families and businesses through our 28 banking offices located throughout the State of Hawaii.

In November 2013, Territorial Savings Bank filed with the Division of Financial Institutions, State of Hawaii, an application to convert from a federal savings bank to a Hawaii-chartered state savings bank.  As part of the charter conversion, the Bank intends to file an application with the Federal Reserve Bank of San Francisco to become a member bank.  Territorial Bancorp Inc. will continue to be regulated by the Federal Reserve Board and remain a savings and loan holding company.  On February 28, 2014, the Hawaii Commissioner of Financial Institutions approved Territorial Savings Bank’s application.  The charter conversion remains subject to regulatory approval of the Federal Reserve Bank of San Francisco, and no timetable has been established for the completion of the charter conversion.

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

Market Area

We conduct business from our corporate offices and from our 28 full-service branch offices located throughout the State of Hawaii.

The largest sector of Hawaii’s economy is the visitor industry.  The Hawaii Tourism Authority reported that 8.2 million visitors came to the state in 2013, a 2.6% increase compared to 2012.  The increase in visitor arrivals is primarily due to growth in the number of visitors from Canada, Japan and other Asian countries.  Total visitor expenditures in 2013 totaled $14.536 billion, a 2.0% increase compared to 2012.

The unemployment rate for the State of Hawaii was 4.5% in December 2013, representing a decrease from a 5.1% rate in December 2012.  This rate continued to be lower than the unemployment rate of 6.7% for the entire United States. The growth in the visitor and construction industries have supported the local economy and kept the state’s unemployment rate lower than the national rate.  The construction of several new condominium projects and work on the City and County of Honolulu’s mass transit project has increased employment in Hawaii’s construction industry.

The number and median sale prices of existing single-family homes and condominium units sold increased in 2013 compared to 2012.  Median home prices in Hawaii have not declined as those reported on the mainland.

On the island of Oahu, the primary real estate market in Hawaii, sales of existing single-family homes totaled 3,312 units for the year ended December 31, 2013, an increase of 4.6% compared to sales in 2012.  The number of condominium sales, a notable portion of the overall housing market, grew by 11.8% in 2013 compared to 2012.  The median price paid on Oahu for a single-family home in 2013 was $650,000, an increase of 4.8% compared to the median price in 2012.  The median price paid on Oahu for condominiums in 2013 was $332,000, an increase of 4.6% compared to the median price in 2012.

On the island of Maui, the second largest real estate market in Hawaii, sales of existing single-family homes totaled 980 units in 2013, an increase of 5.0% compared to similar sales during 2012.  The number of condominium sales increased by 6.9% in 2013 compared to 2012.  The median price paid for a single-family home on Maui in 2013 was $530,000, an increase of 12.8% compared to the median price in 2012.  The median price paid on Maui for condominiums in 2013 was $374,500, a 4.3% increase compared to the median price in 2012.

Foreclosure and bankruptcy filings fell in 2013 compared to 2012.  There were 3,196 mortgage foreclosure cases in Hawaii in 2013, a 12.0% decrease from 2012.  The decrease in foreclosure filings is primarily due to Hawaii’s economy growing at a moderate rate.  In 2013, there were 2,071 bankruptcy filings, a decrease of 18.1% compared to the number of filings in 2012.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in all four counties in the State of Hawaii.  As of June 30, 2013 (the latest date for which information is publicly available), we ranked fifth in deposit market share (out of 13 banks and thrift institutions with offices in Hawaii) in the State of Hawaii, with a 3.7% market share.  As of that date, our largest market share was in the City and County of Honolulu, where we ranked fifth in deposit market share (out of 13 banks and thrift institutions with offices in the City and County) with a 3.9% market share.

Lending Activities

Our primary lending activity is the origination of one- to four-family residential mortgage loans.  To a much lesser extent, we also originate home equity loans and lines of credit, construction, commercial and other nonresidential real estate loans, consumer loans, multi-family mortgage loans and commercial business loans.

One- to Four-Family Residential Mortgage Loans.  At December 31, 2013, $823.3 million, or 95.4% of our total loan portfolio, consisted of one- to four-family residential mortgage loans.  We offer conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities generally up to 30 years, and to a much more limited extent, of up to 40 years and nonconforming loans with maturities of up to 50 years.  There has been little demand for adjustable-rate mortgage loans in our market area.

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

We will originate loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 100%.  We generally require private mortgage insurance for loans with loan-to-value ratios in excess of 80%.  During the year ended December 31, 2013, we originated $17.4 million of one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80%. We offer a variety of credit programs for low- to moderate-income and first-time home purchasers.  These include our first time home purchaser program, where the borrower will receive up to a 100 basis point reduction in points charged in connection with the loan.  We will also originate first mortgage loans to lower-income individuals who reside in rural census tracts where the U.S. Department of Agriculture will issue a second mortgage and complete the underwriting of the loan, subject to our review before origination.  We also offer both FHA and VA fixed-rate loans.

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

Home Equity Loans and Lines of Credit.  In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and home equity lines of credit that are secured primarily by one- to four-family residential homes.  Home equity lines of credit have a maximum term of 10 years during which time the borrower is required to make payments to principal based on the amortization of 0.125% of principal outstanding per month.  The borrower is permitted to draw against the line during the entire term.  Our home equity lines of credit are originated with adjustable rates of interest or with fixed rates of interest that convert to adjustable rates of interest after an initial period of up to three years.  Our home equity loans are originated with fixed rates of interest and with terms of up to 30 years.  Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite one- to four-family residential mortgage loans.  Home equity loans may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan, while lines of credit for owner-occupied properties and investment properties may be underwritten with loan-to-value ratios of 75% and 65%, respectively, when combined with the principal balance of the existing mortgage loan.  We require appraisals on home equity loans and lines of credit when the aggregate loan amount exceeds 60% of the property’s tax assessed value or when the home equity loan or line of credit is $250,000 or greater.  When the aggregate loan amount is below 60% of the property’s tax assessed value, the tax assessed value must be validated by the Bank’s Appraisal Department.  At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral.  At December 31, 2013, the outstanding balance of home equity loans totaled $5.5 million, or 0.6% of our total loan portfolio, and the outstanding balance of home equity lines of credit totaled $11.0 million, or 1.3% of our total loan portfolio.

Nonresidential Real Estate Loans.  Our nonresidential real estate loans consist primarily of commercial real estate loans and construction loans for residential real estate projects.  These loans totaled $13.6 million, or 1.6% of our loan portfolio as of December 31, 2013.  The commercial real estate properties primarily include owner-occupied light industrial properties.  We generally seek to originate commercial real estate loans with initial principal balances of $1.0 million or less.  Loans secured by commercial real estate totaled $7.8 million, or 0.9%, of our total loan portfolio at December 31, 2013, and consisted of 11 loans outstanding with an average loan balance of approximately $707,000.  All of our nonresidential real estate loans are secured by properties located in our primary market area.  At December 31, 2013, our largest commercial real estate loan had a principal balance of approximately $2.0 million and was secured by real property and a building that is being used as an elderly care facility.  This loan was performing in accordance with its terms at December 31, 2013.

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

We also originate a limited amount of construction loans to experienced developers, almost exclusively for the construction of residential real estate projects.  Construction loans are also made to individuals for the construction of their personal residences.  Construction loans to individuals are generally “interest-only” loans during the construction period, and convert to permanent, amortizing loans following the completion of construction.  At December 31, 2013, construction loans totaled $5.0 million, or 0.6% of total loans receivable.  At December 31, 2013, the additional unadvanced portion of these construction loans totaled $4.6 million.

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

Prior to 2010, we retained the servicing rights on residential mortgage loans sold.  In 2010, we began selling loans primarily on a servicing-released basis.  We sell loans to assist us in managing interest rate risk.  We sold $82.2 million, $107.9 million and $61.2 million of residential mortgage loans (all fixed-rate loans, with terms of 10 years or longer) during the years ended December 31, 2013, 2012 and 2011, respectively.  We had six loans totaling $2.2 million classified as held for sale at December 31, 2013.

We sell our loans without recourse, except for normal representations and warranties provided in sales transactions.  At December 31, 2013, we were servicing loans owned by others with a principal balance of $68.4 million.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.  We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities.  For the year ended December 31, 2013, we received servicing fees of $213,000.  At December 31, 2013, substantially all of the loans serviced for Freddie Mac and Fannie Mae were performing in accordance with their contractual terms and we believe that there are no material repurchase obligations associated with these loans.  We have not entered into loan participations in recent years.

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

Our policies and loan approval limits are established by the Board of Directors.  Aggregate lending relationships in amounts up to $5.0 million can be approved by designated individual officers or officers acting together with specific lending approval authority.  Relationships in excess of $5.0 million require the approval of the Loan Committee of the Board of Directors.

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

Investments

Our Board of Directors has primary responsibility for establishing and overseeing our investment policy.  The Board of Directors has delegated authority to implement the investment policy to our Investment Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Treasurer and our Vice President and Controller.  The investment policy is reviewed at least annually by the Investment Committee, and any changes to the policy are subject to approval by the full Board of Directors.  The overall objectives of the Investment Policy are to maintain a portfolio of high quality and diversified investments to maximize interest income over the long term and to minimize risk, to provide collateral for borrowings, to provide additional earnings when loan production is low, and to reduce our tax liability.  The policy dictates that investment decisions give consideration to the safety of principal, liquidity requirements and potential returns.  Our Senior Vice President and Treasurer executes our securities portfolio transactions as directed by the Investment Committee.  All purchase and sale transactions are reported to the Board of Directors on a monthly basis.

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

Our current investment policy does not permit investment in stripped mortgage-backed securities, complex securities and derivatives as defined in federal banking regulations and other high-risk securities.  As of December 31, 2013, we held no asset-backed securities other than mortgage-backed securities.  As a federal savings bank, Territorial Savings Bank is not permitted to invest in equity securities.  This general restriction does not apply to Territorial Bancorp Inc.

Our current policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.

The Investments — Debt and Equity Securities topic of the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) requires that, at the time of purchase, we designate a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent to hold the security until maturity.  Securities available for sale and trading securities are reported at market value and securities held to maturity are reported at amortized cost.  A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary.  If we do not have the intent to sell a security and it is not more likely than not that we will be required to sell a security, impairment occurs when the present value of the remaining cash flows is less than the remaining amortized cost basis.  The difference between the present value of remaining cash flows and the remaining amortized cost basis is considered a credit loss.  If a credit loss has occurred, impairment is recorded by writing down the value of a security to its fair market value.  The difference between the write down and the credit loss is considered other comprehensive loss, which is a reduction of net worth.

Our securities held to maturity at December 31, 2013 consisted primarily of securities with the following amortized costs: $586.7 million of mortgage-backed securities, $26.2 million of collateralized mortgage obligations and $537,000 of trust preferred securities that were issued by pools of issuers consisting primarily of financial institution holding companies.  At December 31, 2013, all of our mortgage-backed securities and collateralized mortgage obligations were issued by Fannie Mae, Freddie Mac or Ginnie Mae.  At December 31, 2013, there were no securities classified as available-for-sale.   At December 31, 2013, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Securities” for a discussion of the recent performance of our securities portfolio.  The fair values of our securities are based on published or securities dealers’ market values.

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

Borrowings.  Our borrowings consist of funds borrowed from securities sold under agreements to repurchase and advances from the Federal Home Loan Bank of Seattle.  At December 31, 2013, our securities sold under agreements to repurchase totaled $72.0 million, or 5.1% of total liabilities, and Federal Home Loan Bank advances totaled $15.0 million, or 1.1% of total liabilities.  At December 31, 2013, we had access to additional Federal Home Loan Bank advances of up to $375.3 million.  Advances from the Federal Home Loan Bank of Seattle are secured by our investment in the common stock of the Federal Home Loan Bank of Seattle as well as by a blanket pledge on our assets not otherwise pledged.  Securities sold under agreements to repurchase are secured by mortgage-backed securities.

Subsidiary Activities

Territorial Savings Bank owns 100% of the common stock of Territorial Financial Services, Inc., a Hawaii corporation that engages primarily in insurance activities.  At December 31, 2013, Territorial Savings Bank’s investment in Territorial Financial Services, Inc. was $12,000, and Territorial Financial Services, Inc. had assets of $79,000 at that date.  Territorial Savings Bank also owns 100% of the common stock of Territorial Real Estate Co., Inc., an inactive Hawaii corporation that is authorized to manage and dispose of problem real estate.

Personnel

As of December 31, 2013, we had 269 full-time employees and 10 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

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

Minimum Tax.  The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.”  The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount.  Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  At December 31, 2013 and 2012, Territorial Bancorp Inc. had no alternative minimum tax credit carryforward.

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At December 31, 2013 and 2012, Territorial Savings Bank had no net operating loss carryforward for federal income tax purposes.

Corporate Dividends.  We may exclude from our income 100% of dividends received from Territorial Savings Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns.  Territorial Bancorp Inc.’s 2011 federal income tax return was audited in 2013.  The audit did not result in any material changes to the federal income tax return.

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

The Dodd-Frank Act contained the so-called “Volcker Rule,” which generally prohibits banking organizations from engaging in proprietary trading and from investing in, sponsoring or having certain relationships with hedge or private equity funds (“covered funds”).  On December 13, 2013, the federal agencies issued a final rule implementing the Volcker Rule which, among other things, requires banking organizations to restructure and limit certain of their investments in and relationships with covered funds.  The final rule unexpectedly included within the interests subject to its restrictions collateralized debt obligations backed by trust-preferred securities (“TruPS CDOs”).  Many banking organizations, including Territorial Savings Bank, had purchased such instruments because of their favorable tax, accounting and regulatory treatment and would have been subject to unexpected write-downs.  In response to concerns expressed by community banking organizations, the federal agencies subsequently issued an interim final rule which grandfathers TruPS CDOs issued before May 19, 2010 if (i) acquired by a banking organization on or before December 10, 2013 and (ii) the organization reasonably believed the proceeds from the TruPS CDOs were invested primarily in any trust preferred security or subordinated debt instrument issued by a depository institution holding company with less than $15 billion in assets or by a mutual holding company.  Territorial Savings Bank believes its investment in TruPS CDOs is grandfathered by these new provisions.

In November 2013, Territorial Savings Bank filed with the Division of Financial Institutions, State of Hawaii, an application to convert from a federal savings bank to a Hawaii-chartered state savings bank.  As part of the charter conversion, the Bank intends to file an application with the Federal Reserve Bank of San Francisco to become a member bank.  Territorial Bancorp Inc. will continue to be regulated by the Federal Reserve Board and remain a savings and loan holding company.  On February 28, 2014, the Hawaii Commissioner of Financial Institutions approved Territorial Savings Bank’s application.  The charter conversion remains subject to regulatory approval of the Federal Reserve Bank of San Francisco, and no timetable has been established for the completion of the charter conversion.

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

In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule also implements the Dodd-Frank Act’s directive to apply to savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions.  The final rule is effective January 1, 2015.  The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

At December 31, 2013, Territorial Savings Bank’s regulatory capital exceeded all applicable requirements.

Loans-to-One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2013, Territorial Savings Bank’s largest lending relationship with a single or related group of borrowers totaled $4.7 million, which represented 2.4% of unimpaired capital and surplus.  Therefore, Territorial Savings Bank was in compliance with the loans-to-one borrower limitations.

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

At December 31, 2013, Territorial Savings Bank maintained approximately 95.6% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

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

Liquidity.  A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.  Our primary source of liquidity to meet our short- and long-term funding needs are cash balances at the Federal Reserve Bank, savings deposits, loan and security repayments, loan and security sales, securities sold under agreements to repurchase with security dealers and borrowing lines at the Federal Home Loan Bank of Seattle.  At December 31, 2013, Territorial Savings Bank had $75.4 million of cash and cash equivalents.  We also had the capacity to borrow up to $375.3 million from the Federal Home Loan Bank of Seattle at December 31, 2013.

Community Reinvestment Act and Fair Lending Laws.  All savings banks have a responsibility under the Community Reinvestment Act and related federal regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers.  In connection with its examination of a federal savings bank, the Office of the Comptroller of the Currency is required to assess the savings bank’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice.  The Community Reinvestment Act requires all Federal Deposit Insurance Corporation-insured institutions to publicly disclose their rating.  Territorial Savings Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

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

At December 31, 2013, Territorial Savings Bank met the criteria for being considered “well-capitalized.”

In connection with the final capital rule described earlier, the federal banking agencies have adopted revisions, effective January 1, 2015, to the prompt corrective action framework.  Under the revised prompt corrective action requirements, insured depository institutions would be required to meet the following in order to qualify as “well capitalized:”  (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (3) a total risk-based capital ratio of 10% (unchanged from current rules) and (4) a Tier 1 leverage ratio of 5% (unchanged from the current rules).

Insurance of Deposit Accounts.  Territorial Savings Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.  Deposit insurance per account owner is $250,000.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the quarter ended December 31, 2013, equaled 0.64 basis points of total assets less tangible capital.

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

Federal Home Loan Bank System.  Territorial Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of Seattle, Territorial Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2013, Territorial Savings Bank held $11.7 million of capital stock in the Federal Home Loan Bank of Seattle and was in compliance with this requirement.

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

Capital.  Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently the case with bank holding companies, subject to certain grandfathering.  The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions will apply to savings and loan holding companies as of January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

Source of Strength.  The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies.  The Federal Reserve Board has issued regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

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

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as the Company unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.  Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the company’s directors, or a determination by the regulator that the acquirer has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution.  Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, as is the case with Territorial Bancorp Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

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

During the past six years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, interest rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has been one factor contributing to the increase in our interest rate spread as interest rates decreased.  However, our ability to lower our interest expense will be limited since our cost of funds at December 31, 2013 is relatively low while the average yield on our interest-earning assets may continue to decrease as our higher yielding loans and securities are paid off.  The Federal Reserve Board has previously indicated its intention to maintain low interest rates until the unemployment rate is 6.5% or lower.  Accordingly, our net interest income may be adversely affected and may even decrease, which may have an adverse effect on our profitability.

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

As a result of our focus on one- to four-family residential real estate loans and the low demand for adjustable-rate loans in our market area, the interest rates we earn on our loans are generally fixed for long periods of time.  Additionally, many of our securities investments are of long maturities with fixed interest rates.  Like many savings institutions, our focus on deposit accounts as a source of funds, which have no stated maturity date or shorter contractual maturities than loans, results in our liabilities having a shorter duration than our assets.  For example, as of December 31, 2013, 92.0% of our loans had maturities of 15 years or longer, while 72.8% of our certificates of deposits had maturities of one year or less.  This imbalance can create significant earnings volatility, because market interest rates change over time.  In a period of rising interest rates, the interest income earned on our assets, such as loans and investments, likely will not increase as rapidly as the interest paid on our liabilities, such as deposits.  In a period of declining interest rates, the interest income earned on our assets likely will decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities, thereby requiring us to reinvest these cash flows at lower interest rates.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities and the fair value of mortgage servicing assets.  A reduction in interest rates results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans.  Potential reduction, or impairment, to the fair value of mortgage servicing assets generally occurs as market interest rates decline.  Alternatively, an increase in market interest rates generally causes an increase in the fair value of mortgage servicing assets.

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At December 31, 2013, the fair value of our investment in held-to-maturity securities totaled $598.0 million.  Net unrealized losses on these securities totaled $15.4 million at December 31, 2013.

At December 31, 2013, our “rate shock” analysis indicated that our economic value of equity (the difference between the market value of our assets and the market value of our liabilities with adjustments made for off-balance sheet items) would decrease by $56.9 million if there was an instantaneous 200 basis point increase in market interest rates.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Our lending activities provide lower interest rates than financial institutions that originate more commercial loans.

Our principal lending activity consists of originating one- to four-family residential real estate mortgage loans.  As of December 31, 2013, these loans totaled $823.3 million or 95.4% of total loans.  We originate our loans with a focus on limiting credit risk and not to generate the highest return or create the greatest difference between the yield on our interest-earning assets and our cost of funds (interest rate spread).

Residential real estate mortgage loans generally have lower interest rates than commercial business loans, commercial real estate loans and consumer loans.  As a result, we may generate lower interest rate spreads and rates of return when compared to our competitors who originate more consumer or commercial loans than we do.  We intend to continue our focus on residential real estate lending.

We could record future losses on our holdings of trust preferred securities that we purchased from issuer pools consisting primarily of financial institution holding companies.  In addition, we may not receive full future principal or interest payments, or both, on these securities.

We owned shares of trust preferred securities with an adjusted cost basis and fair value of $537,000 at December 31, 2013.  The trust preferred securities are debt obligations issued by two issuer pools (Preferred Term Securities XXIII, Ltd. co-marketed by Keefe, Bruyette & Woods, Inc. and FTN Financial Capital Markets (“PreTSL XXIII”) and Preferred Term Securities XXIV, Ltd. co-marketed by Keefe, Bruyette & Woods, Inc. and FTN Financial Capital Markets (“PreTSL XXIV”)), consisting primarily of holding companies for Federal Deposit Insurance Corporation-insured financial institutions.  Each of these securities is a Class D security, and was originated with a credit rating of BBB.  As of December 31, 2013, both PreTSL XXIII and PreTSL XXIV were rated C by Fitch.  PreTSL XXIV has a book value of $0.

Our investment in PreTSL XXIII was determined to be other-than-temporarily impaired as the present value of cash flows was lower than the amortized cost basis of the security.  We recorded an impairment charge of $2.4 million in the year ended December 31, 2010.   When the impairment charge of $2.4 million on PreTSL XXIII was recorded, the security was written down to its fair value of $32,000.  The book value of our investment in PreTSL XXIII has risen from $32,000 to $537,000 based on an increase in fair value which has occurred with an increase in the present value of cash flows from this security.  The $1.1 million difference between the original outstanding principal balance of $3.5 million and the impairment charge of $2.4 million was reported as other comprehensive loss and is related to noncredit factors such as an inactive trust preferred securities market.

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

A number of factors or combinations of factors could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to PreTSL XXIII constitutes an impairment that is other than temporary, which could result in material losses to us.  These factors include, but are not limited to, continued failure to make scheduled interest or principal payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value.  In addition, the fair value of PreTSL XXIII could decline if the overall economy and the financial condition of some of the issuers continue to deteriorate and there remains limited liquidity for these securities.

For the year ended December 31, 2013, we received no interest payments on the trust preferred securities.  The continued failure of the trust preferred issuers to make interest payments for any quarter will reduce our earnings during that quarter.

The following table sets forth information with respect to these securities as of December 31, 2013:

Pool Deal Name	Book Value	Fair Value	Unrealized Gain	Credit Rating	Number of Financial Institutions in Pool	Deferrals and Defaults as a % of Collateral	Excess Subordination (1)
	(Dollars in Thousands)

PreTSL XXIII	$537	$537	$—	C	106	24.2%	$—
PreTSL XXIV	$—	$—	$—	C	79	35.4%	$—

(1)          Estimated present value of future cash flows in excess of amortized cost basis, assuming that 50% of the security collateral is called in the 10th year following issuance.

Recent regulations could require changes to our investment strategies.

Effective December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”). Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from engaging in short-term proprietary trading of certain securities, investing in funds with collateral comprised of less than 100% loans where the funds are not registered with the Securities and Exchange Commission and from engaging in hedging activities that do not hedge a specific identified risk. After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities unless an exception applies. We have analyzed the impact of the Volcker Rule on our investment portfolio, and we believe no changes are required to our investment strategies that would negatively affect our earnings.

A continuation or worsening of prevailing economic conditions could adversely affect our financial condition and results of operations.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and unemployment levels remain high despite the Federal Reserve Board’s unprecedented efforts to maintain low market interest rates and encourage economic growth.  Recovery by many businesses has been impaired by lower consumer spending.  A discontinuation of the Federal Reserve Board’s bond purchasing program could result in higher interest rates and reduced economic activity.  Moreover, a return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability.  Declines in real estate values and sales volumes and increases in unemployment levels may result in greater loan delinquencies, increases in our nonperforming, criticized and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

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

The potential exists for additional federal or state laws and regulations, or changes in policy, regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.  Bank regulatory agencies, such as the Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors.  In addition, new laws, regulations and other regulatory changes may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations.  New laws, regulations, and other regulatory changes may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.  Federal and state proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.

The Federal Home Loan Bank of Seattle has entered into a consent order with the Federal Housing Finance Agency.  If our investment in the Federal Home Loan Bank of Seattle is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholders’ equity could decrease.

We own common stock of the Federal Home Loan Bank of Seattle (“FHLB of Seattle”).  We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB of Seattle’s advance program.  The aggregate cost and fair value of our FHLB of Seattle common stock as of December 31, 2013 was $11.7 million based on its par value.  There is no market for our FHLB of Seattle common stock.

On October 25, 2010, the FHLB of Seattle entered into a consent order with the Federal Housing Finance Agency (“FHFA”), which requires the FHLB of Seattle to take certain specified actions related to its business and operations.  In September 2012, FHFA reclassified the FHLB of Seattle as “adequately capitalized” and the FHLB of Seattle began to repurchase a limited amount of member capital stock at par.  In July 2013, the FHLB of Seattle started to pay limited dividends.  The FHLB of Seattle may again be in position to redeem certain capital stock from members in larger amounts and pay higher dividends once the bank:

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

Any stock repurchases and redemptions and dividend payments by the FHLB of Seattle will be subject to FHFA approval.

There continues to be a risk that the FHLB of Seattle may not be permitted to redeem certain capital stock from members and pay dividends in the future, and that our investment in FHLB of Seattle common stock could be impaired at some time in the future.  If this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

Nonresidential real estate loans and commercial business loans increase our exposure to credit risks.

At December 31, 2013, our portfolio of commercial real estate, construction and other nonresidential real estate loans totaled $13.6 million, or 1.6% of total loans.  In addition, at December 31, 2013, our portfolio of commercial business loans totaled $3.6 million, or 0.4% of total loans.  These loans generally expose us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and income stream of the borrowers.  Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance.  While our allowance for loan losses was 0.2% of total loans at December 31, 2013, material additions to our allowance could materially decrease our net income.

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

In August 2010, our stockholders approved the Territorial Bancorp Inc. 2010 Equity Incentive Plan.  Stockholders approved the issuance of 736,434 shares of common stock pursuant to restricted stock and the issuance of 976,203 shares of common stock pursuant to stock options.  During 2013, we recognized $2.7 million in noninterest expense relating to this stock benefit plan and we expect to incur similar expenses in the future.

We may fund the 2010 Equity Incentive Plan either through open market purchases or from the issuance of authorized but unissued shares of common stock.  Our ability to repurchase shares of common stock to fund this plan will be subject to many factors, including, but not limited to, applicable regulatory restrictions on stock repurchases, the availability of stock in the market, the trading price of the stock, our capital levels, alternative uses for our capital and our financial performance.  Our intention is to fund the plan through open market purchases and we have repurchased 2,528,259 shares as of December 31, 2013.  However, stockholders would experience a reduction in ownership interest in the event newly issued shares of our common stock are used to fund stock options and shares of restricted common stock.

Concentration of loans in our primary market area may increase risk.

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

Tourism is the largest sector of Hawaii’s economy.  The Hawaii Tourism Authority reported visitor arrivals and visitor spending grew by 2.6% and 2.0%, respectively, in 2013 compared to 2012.  A downturn in the tourism industry, and the related loss of jobs or operating income for businesses, could have a significant impact on our ability to originate loans, and the ability of borrowers to repay loans, either of which could adversely affect our financial condition and results of operations.

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

Financial reform legislation has, among other things, eliminated the Office of Thrift Supervision and created a new Consumer Financial Protection Bureau and will result in new laws and regulations that are expected to increase our costs of operations.

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

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  Banks and savings institutions with $10 billion or less in assets, like Territorial Savings Bank, are examined by their applicable bank regulators.  The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the implementing rules and regulations will have on community banks.  However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

We will become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

In July 2013, the FDIC and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for us on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios.  The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

We have analyzed the effects of these new capital requirements, and we believe that Territorial Savings Bank and Territorial Bancorp Inc. would meet all of these new requirements, including the full 2.5% capital conservation buffer, as if these new requirements had been in effect as of December 31, 2013.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets.  Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares.  Specifically, beginning in 2016, Territorial Savings Bank’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders.  See “Supervision and Regulation—Federal Banking Regulation—New Capital Rule.”

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

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities.  If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts.  Failure to comply with these regulations could result in fines or sanctions.  During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.

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

We mitigate this risk through guidance promulgated for all financial institutions by the Federal Financial Institutions Examination Council and the regulations issued under the Gramm-Leach-Bliley Act.  This guidance also requires our core data processor to meet these standards.  We regularly self-audit or review exams from auditors as well as federal banking regulators to assure that these standards are being met, internally as well as by our important data processing vendors. We also implemented firewall and other internal controls to protect our systems from compromise.

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

Our business may be adversely affected by an increasing prevalence of fraud, including cyberfraud, and other financial crimes.

Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud, including cyberfraud, and other financial crimes.  Nationally, reported incidents of fraud and other financial crimes have increased.  We have also experienced losses due to apparent fraud and other financial crimes.  While we have policies and procedures designed to prevent such losses, losses may still occur.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business.  A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our current market and contiguous areas.  As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates.  If our reputation is negatively affected, by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and operating results may be adversely affected.

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

•                                          negative-amortization; or

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

ITEM 1B.                  Unresolved Staff Comments

Not applicable.

ITEM 2.                           Properties

We operate from our corporate office in Honolulu, Hawaii, and from our 28 full-service branches located in the State of Hawaii.  The net book value of our premises, land and equipment was $6.1 million at December 31, 2013.  The following table sets forth information with respect to our full-service banking offices, including the expiration date of leases with respect to leased facilities.

AINA HAINA Aina Haina Shopping Center 820 West Hind Drive Honolulu, Oahu 96821 4/30/2021	KAILUA 19 Oneawa Street Kailua, Oahu 96734	KAUAI Kukui Grove Shopping Center 4393 Kukui Grove Street Lihue, Kauai 96766 2/28/2018	NUUANU Nuuanu Shopping Center 1613 Nuuanu Avenue Honolulu, Oahu 96817 7/22/2021

ALA MOANA CENTER 1450 Ala Moana Boulevard Honolulu, Oahu 96814 12/31/2017	KAIMUKI 1108 12th Avenue Honolulu, Oahu 96816 12/31/2018	KIHEI Azeka Shopping Center 1279 South Kihei Road Kihei, Maui 96753 1/31/2019	PEARL CITY Pearl City Shopping Center 850 Kamehameha Highway Pearl City, Oahu 96782 9/22/2014

DOWNTOWN 1000 Bishop Street Honolulu, Oahu 96813 12/31/2020	KALIHI-KAPALAMA 1199 Dillingham Boulevard Honolulu, Oahu 96817 8/31/2017	KONA Crossroads Shopping Center 75-1027 Henry Street Kailua-Kona, Hawaii 96740 8/31/2015	PEARLRIDGE 98-084 Kamehameha Highway Aiea, Oahu 96701 6/30/2022

HAWAII KAI Hawaii Kai Shopping Center 377 Keahole Street Honolulu, Oahu 96825 9/30/2018	KAMEHAMEHA SHOPPING CENTER 1620 North School Street Honolulu, Oahu 96817 9/30/2015	LAHAINA Old Lahaina Center 170 Papalaua Street Lahaina, Maui 96761 3/31/2023	PIIKOI 1159 South Beretania Street Honolulu, Oahu 96814 12/31/2020

HILO Waiakea Center 315 Makaala Street Hilo, Hawaii 96720 12/31/2018	KANEOHE 46-005 Kawa Street Kaneohe, Oahu 96744 12/31/2014	MANOA Manoa Marketplace 2752 Woodlawn Drive Honolulu, Oahu 96822 7/10/2023	SALT LAKE Salt Lake Shopping Center 848 Ala Lilikoi Street Honolulu, Oahu 96818 1/31/2016

KAHALA 4819 Kilauea Avenue Honolulu, Oahu 96816 3/16/2015	KAPAHULU Kilohana Square 1016 Kapahulu Avenue Honolulu, Oahu 96816 11/14/2018	McCULLY 1111 McCully Street Honolulu, Oahu 96826 5/31/2018	WAIPAHU Waipahu Town Center 94-050 Farrington Highway Waipahu, Oahu 96797 12/31/2014

KAHULUI Queen Kaahumanu Center 275 W. Kaahumanu Avenue Kahului, Maui 96732 12/31/2019	KAPOLEI Ace Center at Kapolei 480 Kamokila Boulevard Kapolei, Oahu 96709 7/31/2014	MILILANI Town Center of Mililani 95-1249 Meheula Parkway Mililani, Oahu 96789 10/11/2014	WAIPIO Laniakea Plaza 94-1221 Ka Uka Boulevard Waipahu, Oahu 96797 9/30/2016

ITEM 3.                           Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business.  Except as previously disclosed, at December 31, 2013, we were not involved in any legal proceedings, the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 4.                           Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.                           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market, Holder and Dividend Information.  Our common stock is traded on the NASDAQ Global Select Market under the symbol “TBNK.”  The approximate number of holders of record of Territorial Bancorp Inc.’s common stock as of February 28, 2014 was 1,271.  Certain shares of Territorial Bancorp Inc. are held in “nominee” or “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.  The following table presents quarterly market and dividend information for Territorial Bancorp Inc.’s common stock for the two years ended December 31, 2013.  The following information with respect to high and low closing prices was provided by the NASDAQ Global Select Market.

	High	Low	Dividends Declared Per Share
Year Ended December 31, 2013
Quarter ended December 31, 2013	$23.89	$21.80	$0.24
Quarter ended September 30, 2013	$23.54	$21.28	$0.13
Quarter ended June 30, 2013	$24.33	$22.61	$0.13
Quarter ended March 31, 2013	$24.10	$22.50	$0.12

Year Ended December 31, 2012
Quarter ended December 31, 2012	$23.39	$22.00	$0.22
Quarter ended September 30, 2012	$24.32	$22.54	$0.11
Quarter ended June 30, 2012	$23.14	$20.87	$0.11
Quarter ended March 31, 2012	$21.98	$19.91	$0.10

Dividend payments by Territorial Bancorp Inc. are dependent on dividends it receives from Territorial Savings Bank, because Territorial Bancorp Inc. has no source of income other than dividends from Territorial Savings Bank, earnings from the investment of proceeds from the sale of shares of common stock and interest payments with respect to Territorial Bancorp Inc.’s loan to the Employee Stock Ownership Plan.  See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Distributions” and “—Holding Company Regulation—Dividends and Stock Repurchases.”

(b) Sales of Unregistered Securities.  Not applicable.

(c) Use of Proceeds.  Not applicable.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.  See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(e) Stock Repurchases.  The following table sets forth information in connection with repurchases of our shares of common stock during the fourth quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1)
December 1, 2013 through December 31, 2013	129,006	23.45	129,006	170,994

(1)              On December 2, 2013, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock.  In accordance with this authorization, we had repurchased 129,006 shares of our common stock as of December 31, 2013. This repurchase authorization expires on November 19, 2014.  We have entered into a 10b5-1 plan with respect to our stock repurchase plan.

(f) Stock Performance Graph.  Set forth below is a stock performance graph comparing (a) the cumulative total return on our shares of common stock between July 13, 2009 and December 31, 2013, (b) the cumulative total return on stocks included in the Total Return Index for the NASDAQ Stock Market (US) over such period, and (c) the cumulative total return on stocks included in the NASDAQ Bank Index over such period.  Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Selected Financial Condition Data:

Total assets	$1,616,904	$1,574,627	$1,537,571	$1,443,412	$1,389,612
Cash and cash equivalents	75,365	182,818	131,937	194,435	135,953
Investment securities held to maturity	613,436	554,673	653,871	530,555	598,394
Loans receivable, net	856,542	774,876	688,095	641,790	597,700
Bank-owned life insurance	40,243	31,177	30,234	29,266	28,249
Federal Home Loan Bank of Seattle stock, at cost	11,689	12,128	12,348	12,348	12,348
Deposits	1,288,709	1,237,847	1,166,116	1,076,470	1,014,668
Federal Home Loan Bank of Seattle advances	15,000	20,000	20,000	10,000	—
Securities sold under agreements to repurchase	72,000	70,000	108,300	105,200	130,200
Stockholders’ equity	212,140	218,972	213,961	227,359	219,671

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Selected Operating Data:

Interest and dividend income	$56,175	$60,149	$62,733	$61,115	$61,525
Interest expense	6,282	9,229	11,285	14,828	19,984
Net interest income	49,893	50,920	51,448	46,287	41,541
Provision for loan losses	39	415	418	345	1,198
Net interest and dividend income after provision for loan losses	49,854	50,505	51,030	45,942	40,343
Noninterest income	8,716	7,068	5,111	2,128	2,505
Noninterest expense	35,077	34,438	34,654	31,530	29,545
Income before income taxes	23,493	23,135	21,487	16,540	13,303
Income taxes	8,846	8,297	8,698	5,512	4,639
Net income	$14,647	$14,838	$12,789	$11,028	$8,664

	At or For the Years Ended December 31,
	2013	2012	2011	2010	2009

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.93%	0.95%	0.85%	0.77%	0.66%
Return on average equity (ratio of net income to average equity)	6.71%	6.78%	5.72%	4.91%	5.50%
Interest rate spread (1)	3.22%	3.25%	3.41%	3.14%	3.04%
Net interest margin (2)	3.28%	3.36%	3.55%	3.35%	3.26%
Efficiency ratio (3)	59.85%	59.39%	61.27%	65.12%	67.08%
Noninterest expense to average total assets	2.22%	2.20%	2.31%	2.20%	2.24%
Average interest-earning assets to average interest-bearing liabilities	117.07%	117.38%	118.21%	119.19%	114.30%
Average equity to average total assets	13.82%	13.97%	14.91%	15.69%	11.93%
Basic earnings per share (4)	$1.51	$1.47	$1.19	$0.97	$0.77
Diluted earnings per share (4)	$1.49	$1.45	$1.17	$0.97	$0.77
Dividend payout ratio	41.61%	37.24%	29.06%	24.74%	N/A

Asset Quality Ratios:
Nonperforming assets to total assets	0.37%	0.28%	0.22%	0.06%	0.05%
Nonperforming loans to total loans	0.69%	0.56%	0.42%	0.12%	0.09%
Allowance for loan losses to nonperforming loans	24.77%	37.95%	52.65%	184.16%	323.27%
Allowance for loan losses to total loans	0.17%	0.22%	0.22%	0.23%	0.28%

Capital Ratios (bank-level only):
Total capital (to risk-weighted assets)	31.99%	36.87%	38.76%	43.06%	37.18%
Tier I capital (to risk-weighted assets)	31.75%	36.57%	38.47%	42.75%	36.85%
Tier I capital (to total assets)	12.35%	13.13%	13.07%	14.02%	13.67%

Other Data:
Number of full-service offices	28	27	27	26	25
Full-time equivalent employees	274	271	258	252	256

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

ITEM 7.                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The objective of this section is to help readers understand our views on our results of operations and financial condition.  You should read this discussion in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this annual report.

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

We have continued our focus on originating one- to four-family residential real estate loans.  Our emphasis on conservative loan underwriting has resulted in low levels of nonperforming assets at a time when many financial institutions are experiencing significant asset quality issues.  Our nonperforming assets totaled $6.0 million or 0.37% of total assets at December 31, 2013, compared to $4.4 million, or 0.28% of total assets at December 31, 2012, and $3.3 million, or 0.22% of total assets at December 31, 2011.  As of December 31, 2013, nonperforming assets consisted of 19 mortgage loans for $6.0 million.  Our nonperforming loans and loss experience has enabled us to maintain a relatively low allowance for loan losses in relation to other peer institutions and correspondingly resulted in low levels of provisions for loan losses.  Our provisions for loan losses were $39,000, $415,000 and $418,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Our operations in recent years have been affected by our efforts to manage our interest rate risk position.  In 2013, we sold $82.2 million of fixed-rate mortgage loans, obtained $30.0 million of long-term, fixed-rate borrowings and purchased $5.1 million of shorter-duration mortgage-backed securities.  In 2012, we sold $107.9 million of fixed-rate mortgage loans and purchased $8.2 million of shorter-duration mortgage-backed securities.  In 2011, we sold $61.2 million of fixed-rate mortgage loans and obtained $57.0 million of long-term, fixed-rate borrowings.  See “—Management of Market Risk” for a discussion of the actions we took in 2011, 2012 and 2013 in managing interest rate risk.

Territorial Savings Bank’s investments in mortgage-backed securities and collateralized mortgage obligations have been issued by Freddie Mac, Fannie Mae or Ginnie Mae, U.S. government-sponsored enterprises.  These agencies guarantee the payment of principal and interest on the Bank’s mortgage-backed securities.  We do not own any preferred stock issued by Fannie Mae or Freddie Mac.  As of December 31, 2013, our borrowing capacity at the Federal Home Loan Bank of Seattle was $375.3 million compared to $370.6 million at December 31, 2012.

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

Since we cannot predict with certainty the amount of loan charge-offs that will be incurred and because the eventual level of loan charge-offs is affected by numerous conditions beyond our control, a range of loss estimates can reasonably be used to determine the allowance for loan losses and the related provisions for loan losses.  In addition, various regulatory agencies, as an integral part of their examination processes, periodically review our allowance for loan losses.  Such agencies may require that we recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.  Accordingly, actual results could differ materially from those estimates.

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

We had previously considered our investment in PreTSL XXIV to be other-than-temporarily impaired.  PreTSL XXIV has a book value of $0.  Our investment in PreTSL XXIII was determined to be other-than-temporarily impaired and we recorded an impairment charge of $2.4 million in the year ended December 31, 2010.   PreTSL XXIII has a book value of $537,000 at December 31, 2013.  The difference between the book value of $537,000 and the remaining unamortized cost basis of $1.1 million is reported as other comprehensive loss and is related to noncredit factors such as an inactive trust preferred securities market.

See also “Item 1A. Risk Factors” for a discussion on our investment in trust preferred securities.

We evaluated our $11.7 million investment in FHLB stock for other-than-temporary impairment as of December 31, 2013.  Considering the long-term nature of this investment, the liquidity position of the FHLB of Seattle, the actions taken by the FHLB of Seattle to meet its regulatory capital requirement, and our intent not to sell this investment for a period of time sufficient to recover the par value, our FHLB stock was not considered other-than-temporarily impaired.  As of December 31, 2013, the FHLB of Seattle has met all of its regulatory capital requirements.  Moody’s Investor Services and Standard and Poor’s have given the FHLB of Seattle long-term credit ratings of Aaa and AA, respectively.  Even though we did not recognize an other-than-temporary impairment loss on our investment in FHLB stock in 2013, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

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

At December 31, 2013, we used weighted-average discount rates of 4.20% and 4.90% for calculating annual pension expense and projected plan liabilities, respectively, and an expected long-term rate of return on plan assets of 7.75% for calculating annual pension expense.  At December 31, 2012, we used a weighted-average discount rate of 4.90% and 4.20% for calculating annual pension expense and projected plan liabilities, respectively, and an expected long-term rate of return on plan assets of 7.75% for calculating annual pension expense.  For both the discount rate and the asset return rate, a range of estimates could reasonably have been used, which would affect the amount of pension expense and pension liability recorded.

A decrease in the discount rate or an increase in the asset return rate would reduce pension expense in 2013, while an increase in the discount rate or a decrease in the asset return rate would have the opposite effect.  A 25 basis point decrease in the discount rate assumptions would decrease 2013 pension expense by $2,000 and increase year-end 2013 pension liability by $498,000, while a 25 basis point decrease in the asset return rate would increase 2013 pension expense by $28,000.

Balance Sheet Analysis

Assets.  At December 31, 2013, our assets were $1.617 billion, an increase of $42.3 million, or 2.7%, from $1.575 billion at December 31, 2012.  The increase was caused by an $81.7 million increase in loans receivable due to an increase in loan production, a $58.8 million increase in investment securities, which occurred as purchases exceeded repayments and sales and a $9.1 million increase in bank owned life insurance.  This was partially offset by a $107.5 million decrease in cash and cash equivalents.

Cash and Cash Equivalents.   At December 31, 2013, we had $75.4 million of cash and cash equivalents compared to $182.8 million at December 31, 2012.   During 2013, cash and cash equivalents decreased by $107.5 million due to an $81.7 million increase in loans receivable, a $58.8 million increase in investment securities, the repurchase of $19.6 million of common stock and the payment of $6.2 million of common stock dividends.  This was partially offset by a $50.9 million increase in deposits and net income of $14.6 million.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$823,273	95.41%	$741,334	94.84%	$654,412	94.13%	$604,456	93.16%	$555,473	91.87%
Multi-family residential	4,877	0.57	6,888	0.88	6,956	1.00	5,408	0.83	3,807	0.63
Construction, commercial and other	13,554	1.57	13,819	1.77	11,140	1.60	13,300	2.05	16,672	2.76
Home equity loans and lines of credit	16,524	1.91	15,202	1.94	17,253	2.48	20,064	3.09	21,789	3.60
Other loans	4,649	0.54	4,481	0.57	5,488	0.79	5,635	0.87	6,895	1.14

Total loans	862,877	100.00%	781,724	100.00%	695,249	100.00%	648,863	100.00%	604,636	100.00%

Other items:
Unearned fees and discounts, net	(4,849)		(5,176)		(5,613)		(5,585)		(5,255)
Allowance for loan losses	(1,486)		(1,672)		(1,541)		(1,488)		(1,681)

Loans receivable, net	$856,542		$774,876		$688,095		$641,790		$597,700

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled maturities of our loan portfolio at December 31, 2013.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to four-family		Multi-family residential		Construction, commercial		Home equity loans and
	residential real estate		real estate		and other real estate		lines of credit		Other loans		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
Due During the Years Ending December 31,	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
2014	$1	7.38%	$432	7.00%	$875	5.00%	$—	—%	$707	6.95%	$2,015	6.11%
2015 to 2018	2,279	4.99	—	—	1,005	6.63	1,488	5.30	1,154	5.51	5,926	5.45
2019 and beyond	820,993	4.29	4,445	5.52	11,674	5.12	15,036	4.88	2,788	5.59	854,936	4.32

Total	$823,273	4.29%	$4,877	5.65%	$13,554	5.22%	$16,524	4.91%	$4,649	5.78%	$862,877	4.33%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2013 that are contractually due after December 31, 2014.

	Due After December 31, 2014
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
First mortgage:
One- to four-family residential	$818,150	$5,122	$823,272
Multi-family residential	3,948	497	4,445
Construction, commercial and other	8,996	3,683	12,679
Home equity loans and lines of credit	5,524	11,000	16,524
Other loans	3,348	594	3,942

Total loans	$839,966	$20,896	$860,862

Securities.  At December 31, 2013, our securities portfolio totaled $613.4 million, or 37.9% of assets.  At that date, our securities held to maturity consisted of securities with the following amortized costs: $586.7 million of mortgage-backed securities, $26.2 million of collateralized mortgage obligations and $537,000 of trust preferred securities.  All of the mortgage-backed securities and collateralized mortgage obligations were issued by Fannie Mae, Freddie Mac or Ginnie Mae.  At December 31, 2013, none of the underlying collateral consisted of subprime or Alt-A loans (traditionally defined as nonconforming loans having less than full documentation).  At December 31, 2013, we held no common or preferred stock of Fannie Mae or Freddie Mac.

During the year ended December 31, 2013, our securities portfolio increased by $58.8 million, or 10.6%, primarily due to purchases exceeding repayments and sales.

The following table sets forth the amortized cost and estimated fair value of our securities portfolio (excluding Federal Home Loan Bank of Seattle common stock) at the dates indicated.

	At December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Held to Maturity:
U.S. government sponsored mortgage-backed securities:
Fannie Mae	$200,058	$191,717	$124,106	$127,929	$69,254	$73,043
Freddie Mac	331,753	326,707	348,569	371,141	462,546	486,895
Collateralized mortgage obligations (1)	26,238	25,853	44,302	44,698	74,548	76,408
Ginnie Mae	54,850	53,193	37,275	39,936	47,491	50,714
Total U.S. government sponsored mortgage-backed securities	612,899	597,470	554,252	583,704	653,839	687,060

Trust preferred securities	537	537	421	421	32	259

Total	$613,436	$598,007	$554,673	$584,125	$653,871	$687,319

(1)     All of our collateralized mortgage obligations have been issued by Fannie Mae, Freddie Mac or Ginnie Mae.

Any unrealized loss on individual mortgage-backed securities as of December 31, 2013, 2012 and 2011 was caused by increases in current market interest rates.  All of our mortgage-backed securities are guaranteed by U.S. government-sponsored enterprises.  Since the decline in market value has been attributable to changes in interest rates and not credit quality, and we have had, and continue to have, the intent not to sell these investments, and it is not more likely than not that we will be required to sell such investments prior to the recovery of the amortized cost basis, we have not considered these investments to be other-than-temporarily impaired as of December 31, 2013, 2012 or 2011.

At December 31, 2013, we owned trust preferred securities with a carrying value of $537,000.  This portfolio consists of two securities, which represent investments in a pool of debt obligations issued by Federal Deposit Insurance Corporation-insured financial institutions, insurance companies and real estate investment trusts.

The trust preferred securities market is considered to be inactive as only three transactions have occurred over the past 24 months in the same tranche of securities that we own.  We used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.  We used a discount rate equal to three-month LIBOR plus 20.00% and provided a fair value estimate of $15.15 per $100 of par value for PreTSL XXIII.

See also “Item 1A. Risk Factors” for a discussion on our investment in trust preferred securities.

At December 31, 2013, we had no investments in a single company (other than U.S. government sponsored enterprises) or entity that had an aggregate book value in excess of 10% of our consolidated stockholders’ equity.

Portfolio Maturities and Coupons.  The composition and maturities of the investment securities portfolio at December 31, 2013 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  No tax-equivalent adjustments have been made, as we did not hold any tax-free investment securities at December 31, 2013.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Coupon	Amortized Cost	Weighted Average Coupon	Amortized Cost	Weighted Average Coupon	Amortized Cost	Weighted Average Coupon	Amortized Cost	Fair Value	Weighted Average Coupon
	(Dollars in thousands)
Held to Maturity:
U.S. government sponsored mortgage-backed securities:
Fannie Mae	$—	—%	$—	—%	$67	4.54%	$199,991	3.18%	$200,058	$191,717	3.18%
Freddie Mac	—	—	—	—	381	4.99	331,372	3.45	331,753	326,707	3.45
Collateralized mortgage obligations (1)	—	—	804	4.35	—	—	25,434	3.20	26,238	25,853	3.24
Ginnie Mae	—	—	—	—	—	—	54,850	3.29	54,850	53,193	3.29
Total U.S. government sponsored mortgage-backed securities	—	—	804	4.35	448	4.92	611,647	3.34	612,899	597,470	3.34
Trust preferred securities	—	—	—	—	—	—	537	2.35	537	537	2.35

Total	$—	—%	$804	4.35%	$448	4.92%	$612,184	3.34%	$613,436	$598,007	3.34%

(1)   All of our collateralized mortgage obligations have been issued by Fannie Mae, Freddie Mac or Ginnie Mae.

Bank-Owned Life Insurance.  We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations.  Bank-owned life insurance also generally provides us noninterest income that is nontaxable.  Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses.  At December 31, 2013, this limit was $50.4 million, and we had invested $40.2 million in bank-owned life insurance at that date.

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

During the year ended December 31, 2013, our deposits grew by $50.9 million, or 4.1%.  The increase was caused by our strategy of promoting higher-than-market rates for our passbook and statement savings accounts.  Savings accounts grew by $30.1 million, or 3.4%, because of the higher interest rates offered.  We also believe that the ability to get immediate access to their funds without incurring an early withdrawal penalty appeals to customers.

At December 31, 2013, we had a total of $210.0 million in certificates of deposit, of which $152.8 million had remaining maturities of one year or less.  Based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity.

The following tables set forth the distribution of our average total deposit accounts (including interest-bearing and noninterest-bearing deposits), by account type, for the periods indicated.

	For the Years Ended December 31,
	2013			2012
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Deposit type:
Noninterest-bearing	$31,863	2.6%	—%	$29,049	2.4%	—%
Savings accounts	889,986	71.2	0.34%	849,945	70.3	0.51%
Certificates of deposit	197,604	15.8	0.62%	214,722	17.8	0.75%
Money market	761	0.1	0.26%	536	—	0.19%
Checking and Super NOW	129,160	10.3	0.02%	114,913	9.5	0.03%

Total deposits	$1,249,374	100.0%	0.34%	$1,209,165	100.0%	0.49%

	For the Year Ended December 31, 2011
	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Deposit type:
Noninterest-bearing	$22,566	2.0%	—%
Savings accounts	771,194	69.1	0.61%
Certificates of deposit	215,609	19.3	0.93%
Money market	540	—	0.37%
Checking and Super NOW	106,218	9.6	0.05%

Total deposits	$1,116,127	100.0%	0.61%

As of December 31, 2013, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $157.5 million.  The following table sets forth the maturity of those certificates as of December 31, 2013.

At December 31, 2013
(In thousands)

Three months or less	$35,465
Over three months through six months	28,212
Over six months through one year	57,422
Over one year to three years	33,159
Over three years	3,231

Total	$157,489

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank of Seattle and funds borrowed under securities sold under agreements to repurchase.  At December 31, 2013, our securities sold under agreements to repurchase totaled $72.0 million, or 5.1% of total liabilities and our Federal Home Loan Bank advances totaled $15.0 million, or 1.1% of total liabilities.  At December 31, 2013, we had the capability to borrow up to $375.3 million in the form of additional advances from the Federal Home Loan Bank.

During the year ended December 31, 2013, our borrowings decreased by $3.0 million, or 3.3%.  The decrease occurred when we had a net pay off of $5.0 million of Federal Home Loan Bank advances that was partially offset by a $2.0 million net increase in securities sold under agreements to repurchase. We have not required any other borrowings to fund our operations.  Instead, we have primarily funded our operations with the net proceeds from our stock offering, additional deposits, proceeds from loan and security sales and principal repayments on loans and mortgage-backed securities.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Balance at end of year	$15,000	$20,000	$20,000
Average balance during year	$15,836	$20,000	$19,178
Maximum outstanding at any month end	$20,000	$20,000	$20,000
Weighted average interest rate at end of year	1.77%	2.09%	2.09%
Average interest rate during year	1.91%	2.09%	2.09%

The following table sets forth information concerning balances and interest rates on our securities sold under agreements to repurchase at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Balance at end of year	$72,000	$70,000	$108,300
Average balance during year	$64,111	$89,849	$114,022
Maximum outstanding at any month end	$72,000	$108,300	$122,200
Weighted average interest rate at end of year	1.88%	2.86%	3.35%
Average interest rate during year	2.63%	3.20%	3.61%

Stockholders’ Equity.  At December 31, 2013, our stockholders’ equity was $212.1 million, a decrease of $6.8 million, or 3.1%, from $219.0 million at December 31, 2012.  The decrease in stockholders’ equity primarily resulted from the repurchase of 868,203 shares of our common stock for $19.6 million and the declaration of $6.2 million of dividends during the year ended December 31, 2013.  This was partially offset by net income of $14.6 million, a $2.7 million increase in paid-in-capital related to share-based compensation awards and a $1.1 million increase due to the allocation of ESOP shares.

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

	For the Year Ended December 31, 2013
	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (1)	$780,556	$34,905	4.47%
Multi-family residential	5,706	328	5.75
Construction, commercial and other	13,397	661	4.93
Home equity loans and lines of credit	15,237	805	5.28
Other loans	4,728	283	5.99
Total loans	819,624	36,982	4.51
Investment securities:
U.S. government sponsored mortgage-backed securities (1)	580,600	18,941	3.26
Trust preferred securities	494	—	—
Total securities	581,094	18,941	3.26
Other	118,252	252	0.21
Total interest-earning assets	1,518,970	56,175	3.70
Non-interest-earning assets	60,356
Total assets	$1,579,326

Interest-bearing liabilities:
Savings accounts	$889,986	3,035	0.34%
Certificates of deposit	197,604	1,231	0.62
Money market accounts	761	2	0.26
Checking and Super NOW accounts	129,160	28	0.02
Total interest-bearing deposits	1,217,511	4,296	0.35
Federal Home Loan Bank advances	15,836	302	1.91
Securities sold under agreements to repurchase	64,111	1,684	2.63
Total interest-bearing liabilities	1,297,458	6,282	0.48
Non-interest-bearing liabilities	63,567
Total liabilities	1,361,025
Stockholders’ equity	218,301
Total liabilities and stockholders’ equity	$1,579,326

Net interest income		$49,893
Net interest rate spread (2)			3.22%
Net interest-earning assets (3)	$221,512
Net interest margin (4)			3.28%
Interest-earning assets to interest-bearing liabilities	117.07%

(footnotes on following page)

	For the Years Ended December 31,
	2012			2011
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (1)	$694,146	$34,251	4.93%	$620,971	$32,872	5.29%
Multi-family residential	6,784	416	6.13	6,183	394	6.37
Construction, commercial and other	12,072	669	5.54	13,868	828	5.97
Home equity loans and lines of credit	15,850	922	5.82	18,367	1,117	6.08
Other loans	5,006	308	6.15	5,451	346	6.35
Total loans	733,858	36,566	4.98	664,840	35,557	5.35
Investment securities:
U.S. government sponsored mortgage-backed securities (1)	616,627	23,224	3.77	635,587	26,851	4.22
Trust preferred securities	107	—	—	32	—	—
Total securities	616,734	23,224	3.77	635,619	26,851	4.22
Other	163,569	359	0.22	149,668	325	0.22
Total interest-earning assets	1,514,161	60,149	3.97	1,450,127	62,733	4.33
Non-interest-earning assets	52,169			50,284
Total assets	$1,566,330			$1,500,411

Interest-bearing liabilities:
Savings accounts	$849,945	4,295	0.51%	$771,194	4,707	0.61%
Certificates of deposit	214,722	1,604	0.75	215,609	2,013	0.93
Money market accounts	536	1	0.19	540	2	0.37
Checking and Super NOW accounts	114,913	36	0.03	106,218	48	0.05
Total interest-bearing deposits	1,180,116	5,936	0.50	1,093,561	6,770	0.62
Federal Home Loan Bank advances	20,000	418	2.09	19,178	401	2.09
Securities sold under agreements to repurchase	89,876	2,875	3.20	114,022	4,114	3.61
Total interest-bearing liabilities	1,289,992	9,229	0.72	1,226,761	11,285	0.92
Non-interest-bearing liabilities	57,591			49,980
Total liabilities	1,347,583			1,276,741
Stockholders’ equity	218,747			223,670
Total liabilities and stockholders’ equity	$1,566,330			$1,500,411

Net interest income		$50,920			$51,448
Net interest rate spread (2)			3.25%			3.41%
Net interest-earning assets (3)	$224,169			$223,366
Net interest margin (4)			3.36%			3.55%
Interest-earning assets to interest-bearing liabilities	117.38%			118.21%

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

	Years Ended December 31, 2013 vs. 2012			Years Ended December 31, 2012 vs. 2011
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential	$2,647	$(1,993)	$654	$3,253	$(1,874)	$1,379
Multi-family residential	(63)	(25)	(88)	36	(14)	22
Construction, commercial and other	69	(77)	(8)	(102)	(57)	(159)
Home equity loans and lines of credit	(35)	(82)	(117)	(148)	(47)	(195)
Other loans	(17)	(8)	(25)	(28)	(10)	(38)
Total loans	2,601	(2,185)	416	3,011	(2,002)	1,009
U.S. government sponsored mortgage-backed securities	(1,302)	(2,981)	(4,283)	(782)	(2,845)	(3,627)
Other	(97)	(10)	(107)	30	4	34

Total interest-earning assets	1,202	(5,176)	(3,974)	2,259	(4,843)	(2,584)

Interest-bearing liabilities:
Savings accounts	213	(1,473)	(1,260)	601	(1,013)	(412)
Certificates of deposit	(121)	(252)	(373)	(8)	(401)	(409)
Money market accounts	1	—	1	—	(1)	(1)
Checking and Super NOW accounts	5	(13)	(8)	4	(16)	(12)
Total interest-bearing deposits	98	(1,738)	(1,640)	597	(1,431)	(834)
Federal Home Loan Bank advances	(82)	(34)	(116)	17	0	17
Securities sold under agreements to repurchase	(733)	(458)	(1,191)	(807)	(432)	(1,239)

Total interest-bearing liabilities	(717)	(2,230)	(2,947)	(193)	(1,863)	(2,056)

Change in net interest income	$1,919	$(2.946)	$(1,027)	$2,452	$(2,980)	$(528)

Comparison of Operating Results for the Years Ended December 31, 2013, 2012 and 2011

General.  Net income decreased by $191,000, or 1.3%, to $14.6 million for the year ended December 31, 2013 from $14.8 million for the year ended December 31, 2012.  The decrease in net income was caused by a $4.0 million decrease in interest and dividend income due to lower market interest rates and a lower average securities balance, a $639,000 increase in noninterest expense and a $549,000 increase in income taxes.  This was partially offset by a $2.9 million decrease in interest expense due to lower market interest rates, a $1.6 million increase in noninterest income due to an increase in gains on sale of securities and a $376,000 decrease in the provision for loan losses.

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

Net Interest Income.  Net interest income decreased by $1.0 million, or 2.0%, to $49.9 million for the year ended December 31, 2013 from $50.9 million for the year ended December 31, 2012.  Interest and dividend income decreased by $4.0 million, or 6.6%, to $56.2 million for the year ended December 31, 2013 from $60.1 million for the year ended December 31, 2012.  The decrease in interest and dividend income occurred primarily because of a 27 basis point decrease in the average asset yield that was partially offset by a $4.8 million increase in the average balance.  Interest expense decreased by $2.9 million, or 31.9%, to $6.3 million for the year ended December 31, 2013 from $9.2 million for the year ended December 31, 2012.  The decrease in interest expense is primarily due to a 24 basis point decrease in the average cost of interest-bearing liabilities that was partially offset by a $7.5 million increase in the average balance.  The interest rate spread and net interest margin were 3.22% and 3.28%, respectively, for the year ended December 31, 2013, compared to 3.25% and 3.36% for 2012.  The three basis point decrease in the net interest rate spread is due to a 27 basis point decrease in the average yield on interest-earning assets that was partially offset by a 24 basis point decrease in the cost of interest-bearing liabilities.  The decrease in the cost of interest-bearing liabilities resulted from lower market interest rates.

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

Interest and Dividend Income.  Interest and dividend income decreased by $4.0 million, or 6.6%, to $56.2 million for the year ended December 31, 2013 from $60.1 million for the year ended December 31, 2012.  Interest income on investment securities decreased by $4.3 million, or 18.4%, to $18.9 million for the year ended December 31, 2013 from $23.2 million for the year ended December 31, 2012.  The decrease in interest income on securities occurred because of a 51 basis point decrease in the average securities yield and a $35.6 million decrease in the average securities balance.  The decline in the average yield and balance occurred because a portion of the proceeds from repayments and sales of higher yielding mortgage-backed securities were reinvested at lower yields.  Interest income on loans increased by $416,000, or 1.1%, to $37.0 million for the year ended December 31, 2013 from $36.6 million for the year ended December 31, 2012.  The increase in interest income on loans occurred because the average balance of loans grew by $85.8 million, or 11.7%, as new loan originations exceeded loan repayments and loan sales.  This increase in interest income was partially offset by a 47 basis point decline in the average loan yield to 4.51% for the year ended December 31, 2013 compared to 4.98% for the year ended December 31, 2012.  The decline in the average yield on loans occurred because of repayments on higher-yielding loans and additions of new loans with lower yields to the loan portfolio.

Interest and dividend income decreased by $2.6 million, or 4.1%, to $60.1 million for the year ended December 31, 2012 from $62.7 million for the year ended December 31, 2011.  Interest income on investment securities decreased by $3.6 million, or 13.5%, to $23.2 million for the year ended December 31, 2012 from $26.9 million for the year ended December 31, 2011.  The decrease in interest income on securities occurred because of a 45 basis point decrease in the average securities yield and an $18.9 million decrease in the average securities balance.  The decline in the average yield and balance occurred because of an increase in repayments on higher yielding mortgage-backed securities.  A portion of these repayments were reinvested in securities with lower yields.  Interest income on loans increased by $1.0 million, or 2.8%, to $36.6 million for the year ended December 31, 2012 from $35.6 million for the year ended December 31, 2011.  The increase in interest income on loans occurred because the average balance of loans grew by $69.0 million, or 10.4%, as new loan originations exceeded loan repayments and loan sales.  This increase in interest income was partially offset by a 37 basis point decline in the average loan yield to 4.98% for the year ended December 31, 2012 compared to 5.35% for the year ended December 31, 2011.  The decline in the average yield on loans occurred because of an increase in repayments on higher-yielding loans and additions of new loans with lower yields to the loan portfolio.

Interest Expense.  Interest expense decreased by $2.9 million, or 31.9%, to $6.3 million for the year ended December 31, 2013 from $9.2 million for the year ended December 31, 2012.  Interest expense on deposits decreased by $1.6 million, or 27.6%, to $4.3 million for the year ended December 31, 2013 from $5.9 million for the year ended December 31, 2012.  During the year ended December 31, 2013, interest expense on savings accounts and certificates of deposit declined by $1.3 million and $373,000, respectively, due to a decrease in the average interest rates of 17 and 13 basis points, respectively.  We lowered the rates we pay on certificates of deposit and savings accounts due to declining market interest rates and increased liquidity from principal repayments on loans and mortgage-backed securities.  However, the interest rates on our savings accounts are still higher than market interest rates.  The decrease in the average interest rate on deposits was partially offset by a $37.4 million, or 3.2%, increase in the average balance of deposit accounts.  Interest expense on securities sold under agreements to repurchase decreased by $1.2 million, or 41.4%, during the year ended December 31, 2013.  This decrease was caused by a $25.8 million, or 28.7%, decrease in the average outstanding balance and a 57 basis point decrease in the average interest rate to 2.6% for the year ended December 31, 2013 compared to 3.20% for the year ended December 31, 2012.  The decrease in the average outstanding balance was due to the repayment of $23.0 million of matured borrowings during the year ended December 31, 2013.

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

Provision for Loan Losses.  Based on our analysis of the factors described in “—Allowance for Loan Losses,” we recorded provisions for loan losses of $39,000, $415,000 and $418,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  The provisions for loan losses reflected net charge-offs of $225,000, $284,000 and $365,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.17%, 0.22% and 0.22% at December 31, 2013, 2012 and 2011, respectively.  Nonaccrual loans totaled $6.0 million, $4.4 million and $2.9 million at December 31, 2013, 2012 and 2011, respectively.  To the best of our knowledge, at December 31, 2013, 2012 and 2011, we had provided for all losses that are both probable and reasonable to estimate at those respective dates.

Noninterest Income.  The following table summarizes changes in noninterest income for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,			Change 2013/2012		Change 2012/2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)

Service fees on loan and deposit accounts	$2,232	$2,044	$2,284	$188	9.2%	$(240)	(10.5)%
Income on bank-owned life insurance	1,066	942	968	124	13.2%	(26)	(2.7)%
Gain on sale of investment securities	3,450	1,234	451	2,216	179.6%	783	173.6%
Gain on sale of loans	1,541	2,411	711	(870)	(36.1)%	1,700	239.1%
Other	427	437	697	(10)	(2.3)%	(260)	(37.3)%
Total	$8,716	$7,068	$5,111	$1,648	23.3%	$1,957	38.3%

Noninterest income increased by $1.6 million for the year ended December 31, 2013 compared to the year ended December 31, 2012.  During the years ended December 31, 2013 and 2012, we sold $47.7 million and $16.0 million, respectively, of held-to-maturity investment securities and recognized gains of $3.5 million and $1.2 million, respectively.  The sale of these securities, for which the Company had already received a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investment topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio.  During the years ended December 31, 2013 and 2012, we also sold $82.2 million and $107.9 million, respectively, of mortgage loans held for sale and recognized gains of $1.5 million and $2.4 million, respectively.

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

Noninterest Expense.  The following table summarizes changes in noninterest expense for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,			Change 2013/2012		Change 2012/2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)

Salaries and employee benefits	$21,015	$20,609	$21,621	$406	2.0%	$(1,012)	(4.7)%
Occupancy	5,365	5,246	4,988	119	2.3%	258	5.2%
Equipment	3,524	3,269	3,191	255	7.8%	78	2.4%
Loss on extinguishment of debt	—	321	—	(321)	(100.0)%	321	n/a
Federal deposit insurance premiums	770	767	865	3	0.4%	(98)	(11.3)%
Other general and administrative expenses	4,403	4,226	3,989	177	4.2%	237	5.9%
Total	$35,077	$34,438	$34,654	$639	1.9%	$(216)	(0.6)%

Noninterest expense increased by $639,000 to $35.1 million for the year ended December 31, 2013 from $34.4 million for the year ended December 31, 2012.  Salaries and employee benefits increased by $406,000 during the year ended December 31, 2013 primarily due to a bank-wide budgeted salary increase of approximately 2.0%, which was effective July 1, 2013, and higher health insurance costs.  During the year ended December 31, 2012, the Company prepaid $25.0 million of securities sold under agreements to repurchase, which had a weighted-average interest rate of 4.07%, and incurred $321,000 of prepayment penalties, which is reported as loss on extinguishment of debt.  The prepayment of this borrowing is expected to reduce interest expense in future periods on securities sold under agreements to repurchase.

Noninterest expense decreased by $216,000 to $34.4 million for the year ended December 31, 2012 from $34.7 million for the year ended December 31, 2011.  Salaries and employee benefits decreased by $1.0 million during the year ended December 31, 2012 primarily because the Company recognized $696,000 of share-based compensation expenses in the year ended December 31, 2011 when a director passed away that resulted in the immediate vesting of restricted stock and stock options.  In addition, the Company recognized a $762,000 increase in the credit to compensation expense for the cost of originating new mortgage loans because of an increase in new loan originations.  The Receivables topic of the FASB ASC allows financial institutions to take a credit against compensation expense for the direct cost of originating loans.  This was partially offset by a bank-wide budgeted salary increase of approximately 2.0%, which was effective July 1, 2012, and higher cash bonuses.  During the year ended December 31, 2012, the Company prepaid $25.0 million of securities sold under agreements to repurchase, which had a weighted-average interest rate of 4.07%, and incurred $321,000 of prepayment penalties, which is reported as loss on extinguishment of debt.  The prepayment of this borrowing is expected to reduce interest expense in future periods on securities sold under agreements to repurchase.

Income Tax Expense.  Income taxes were $8.8 million for 2013, reflecting an effective tax rate of 37.7%, $8.3 million for 2012, reflecting an effective tax rate of 35.9%, and $8.7 million for 2011, reflecting an effective tax rate of 40.5%.  The effective tax rate in 2013 was higher than the effective tax rate in 2012 primarily due to a decrease in permanent tax benefits related to our share-based compensation plans, which occurred because of a decrease in our share price, and a one-time reduction in deferred taxes related to prepaid expenses that occurred in 2012.  These items were partially offset by an increase in earnings on bank-owned life insurance, which is tax exempt.  The effective tax rate in 2012 was lower than the effective tax rate in 2011 primarily due to an increase in permanent tax benefits related to our share-based compensation plans and a one-time reduction in deferred taxes related to prepaid expenses.

Nonperforming and Problem Assets

When a residential mortgage loan or home equity line of credit is 15 days past due, we attempt personal, direct contact with the borrower to determine when payment will be made.  On the first day of the following month, we mail a letter reminding the borrower of the delinquency, and will send an additional letter when a loan is 60 days or more past due.  If necessary, subsequent late notices are issued and the account will be monitored on a regular basis thereafter.  By the 75th day of delinquency, unless the borrower has made arrangements to bring the loan current, we will refer the loan to legal counsel to commence foreclosure proceedings.  Upon the recommendation of our Vice President of Mortgage Loan Servicing, our Senior Vice President of Special Credits can shorten these time frames.

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

Loans are placed on nonaccrual status when payment of principal or interest is more than 90 days contractually delinquent or when, in the opinion of management, collection of principal or interest in full appears doubtful.  When loans are placed on a nonaccrual status, unpaid accrued interest is fully reversed.  The loan may be returned to accrual status if both principal and interest payments are brought current and full payment of principal and interest is expected.

Nonperforming Assets.  The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Nonaccrual loans:
Real estate loans:
First mortgage:
One- to four-family residential	$5,840	$4,246	$2,582	$801	$517
Construction, commercial and other	—	—	184	2	—
Home equity loans and lines of credit	160	160	158	—	—
Other loans	—	—	3	5	3
Total nonaccrual loans	6,000	4,406	2,927	808	520

Real estate owned:
Real estate loans:
First mortgage:
One- to four-family residential	—	—	408	—	159
Total real estate owned	—	—	408	—	159

Total nonperforming assets	6,000	4,406	3,335	808	679

Loans delinquent 90 days or greater and still accruing interest	—	—	—	—	—

Restructured loans still accruing interest:
Real estate loans:
First mortgage:
One- to four-family residential	2,533	2,529	2,345	2,600	2,724
Total restructured loans still accruing interest	2,533	2,529	2,345	2,600	2,724

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$8,533	$6,935	$5,680	$3,408	$3,403

Ratios:
Nonperforming loans to total loans	0.69%	0.56%	0.42%	0.12%	0.09%
Nonperforming assets to total assets	0.37%	0.28%	0.22%	0.06%	0.05%

For the year ended December 31, 2013, gross interest income that would have been recorded had our nonaccruing loans been current in accordance with original terms was $222,000.  For the year ended December 31, 2013, we recognized no interest income on such nonaccruing loans on a cash basis during the year.  For the year ended December 31, 2013, gross interest income due and collected on our accruing restructured loans was $150,000.

The Company had 20 troubled debt restructurings totaling $5.8 million as of December 31, 2013 that were considered to be impaired.  This total included 19 one- to four-family residential mortgage loans totaling $5.6 million and one home equity loan for $160,000.  Eight of the loans, totaling $2.5 million, were performing in accordance with their restructured terms and accruing interest at December 31, 2013.  12 of the loans, totaling $3.3 million, were performing in accordance with their restructured terms but not accruing interest as of December 31, 2013.  There were 20 troubled debt restructurings totaling $5.2 million as of December 31, 2012 that were considered to be impaired.  There were 19 one- to four-family residential mortgage loans totaling $5.1 million and one home equity loan for $160,000.  Eight of the loans, totaling $2.5 million, were performing in accordance with their restructured terms and accruing interest at December 31, 2012.  Eleven of the loans, totaling $2.4 million, were performing in accordance with their restructured terms but not accruing interest at December 31, 2012.  One of the loans, for $329,000, was more than 150 days delinquent and not accruing interest at December 31, 2012.

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2013
Real estate loans:
First mortgage:
One- to four-family residential	1	$612	5	$1,577	6	$2,189
Other loans	9	4	—	—	9	4
Total loans	10	$616	5	$1,577	15	$2,193

At December 31, 2012
Real estate loans:
First mortgage:
One- to four-family residential	1	$152	8	$2,044	9	$2,196
Other loans	1	2	—	—	1	2
Total loans	2	$154	8	$2,044	10	$2,198

At December 31, 2011
Real estate loans:
First mortgage:
One- to four-family residential	—	$—	7	$2,148	7	$2,148
Construction, commercial and other	—	—	1	184	1	184
Other loans	—	—	1	3	1	3
Total loans	—	$—	9	$2,335	9	$2,335

At December 31, 2010
Real estate loans:
First mortgage:
One- to four-family residential	—	$—	5	$801	5	$801
Construction, commercial and other	—	—	1	2	1	2
Other loans	3	8	1	5	4	13
Total loans	3	$8	7	$808	10	$816

At December 31, 2009
Real estate loans:
First mortgage:
One- to four-family residential	—	$—	1	$274	1	$274
Other loans	1	1	4	3	5	4
Total loans	1	$1	5	$277	6	$278

Real Estate Owned.  Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned.  When property is acquired it is recorded at estimated fair value at the date of foreclosure less the cost to sell, establishing a new cost basis.  Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions.  Holding costs and declines in estimated fair value result in charges to expense after acquisition.  At December 31, 2013, 2012, 2011, 2010 and 2009, we had real estate owned of $0, $0, $408,000, $0 and $159,000, respectively.

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

We maintain an allowance for loan losses at an amount estimated to equal all credit losses incurred in our loan portfolio that are both probable and reasonable to estimate at a balance sheet date.  Our determination as to the classification of our assets and the amount of our loss allowances is subject to review by our principal federal regulator, the Office of the Comptroller of the Currency, which can require that we establish additional loss allowances.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of our review of our assets at December 31, 2013, classified assets consisted of substandard assets of $8.8 million, special mention assets of $271,000 and no doubtful or loss assets.  The classified assets total at December 31, 2013 was $9.1 million and included $5.1 million of troubled debt restructurings, $2.8 million of nonperforming loans and $1.1 million of trust preferred securities.  Effective December 31, 2012, we automatically designate any loan that is 30 to 59 days delinquent as special mention and automatically classify any loan that is delinquent 60 days or more as substandard.  Loans which have been delinquent for fewer days may also be classified in these categories.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009

Balance at beginning of year	$1,672	$1,541	$1,488	$1,681	$899

Charge-offs:
Real estate loans:
First mortgage:
One- to four-family residential	299	333	188	238	268
Construction, commercial and other	—	8	54	41	—
Home equity loans and lines of credit	50	3	9	—	149
Other loans	146	48	164	376	9
Total charge-offs	495	392	415	655	426

Recoveries:
Real estate loans:
First mortgage:
One- to four-family residential	235	79	28	99	—
Construction, commercial and other	12	8	—	7	—
Home equity loans and lines of credit	7	5	—	—	—
Other loans	16	16	22	11	10
Total recoveries	270	108	50	117	10

Net charge-offs	(225)	(284)	(365)	(538)	(416)
Provision for loan losses	39	415	418	345	1,198

Balance at end of year	$1,486	$1,672	$1,541	$1,488	$1,681

Ratios:
Net charge-offs to average loans outstanding	0.03%	0.04%	0.06%	0.09%	0.07%
Allowance for loan losses to nonperforming loans at end of year	24.77%	37.95%	52.65%	184.16%	323.27%
Allowance for loan losses to total loans at end of year	0.17%	0.22%	0.22%	0.23%	0.28%

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

	At December 31,
	2013		2012		2011
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real estate loans:
First mortgage:
One- to four-family residential	$375	95.41%	$585	94.84%	$624	93.90%
Multi-family residential	1	0.57	5	0.88	7	1.00
Construction, commercial and other	799	1.57	818	1.77	285	1.83
Home equity loans and lines of credit	10	1.91	35	1.94	258	2.48
Other loans	229	0.54	107	0.57	291	0.79
Total allocated allowance	1,414	100.00	1,550	100.00	1,465	100.00
Unallocated	72	—	122	—	76	—
Total	$1,486	100.00%	$1,672	100.00%	$1,541	100.00%

	At December 31,
	2010		2009
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real estate loans:
First mortgage:
One- to four-family residential	$577	92.99%	$536	91.25%
Multi-family residential	6	0.83	14	0.63
Construction, commercial and other	277	2.22	183	3.41
Home equity loans and lines of credit	305	3.09	573	3.58
Other loans	208	0.87	219	1.13
Total allocated allowance	1,373	100.00	1,525	100.00
Unallocated	115	—	156	—
Total	$1,488	100.00%	$1,681	100.00%

In 2012, we revised the qualitative factors that were used to determine the allowance for loan losses on construction, commercial and other mortgage loans, home equity loans and lines of credit and other loans.  As a result of these modifications, the Company increased the portion of the allowance for loan losses attributable to construction, commercial and other mortgage loans and decreased the portion of the allowance for loan losses attributable to home equity loans and lines of credit and other loans.  The allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

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

In 2007, our Board of Directors adopted an Interest Rate Risk Reduction Plan to assist us in reversing this trend and the negative effect on our net income.  We hired an outside third-party consultant to assist us in formulating strategies to restructure our balance sheet and reduce our interest rate risk.  Following our review of the consultant’s suggestions, we implemented strategies to manage our interest rate risk, which included the sale of fixed-rate mortgage loans and extending the maturity of our liabilities.

We have continued our efforts to reduce interest rate risk.  In 2013, we sold $82.2 million of fixed-rate mortgage loans, obtained $30.0 million of long-term, fixed-rate borrowings, and purchased $5.1 million of shorter-duration mortgage-backed securities.  In 2012, we sold $107.9 million of fixed-rate mortgage loans and purchased $8.2 million of shorter-duration mortgage-backed securities.  In 2011, we sold $61.2 million of fixed-rate mortgage loans and obtained $57.0 million of long-term, fixed-rate borrowings.  In addition, we may utilize the following strategies to further reduce our interest rate risk:

•                                          Continuing our efforts to increase our core checking and passbook accounts, which are less rate-sensitive than certificates of deposit and which provide us with a stable, low-cost source of funds;

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

The following table presents our internal calculations of the estimated changes in our EVE as of December 31, 2013 that would result from the designated instantaneous changes in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE	Percentage Change in EVE	EVE Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in EVE Ratio as a Percent of Present value of Assets (3)(4)
(Dollars in thousands)

+400	$140,013	$(105,498)	(42.97)%	9.05%	(5.67)%
+300	$160,986	$(84,525)	(34.43)%	10.24%	(4.48)%
+200	$188,640	$(56,871)	(23.16)%	11.76%	(2.96)%
+100	$217,775	$(27,736)	(11.30)%	13.23%	(1.49)%
0	$245,511	$—	—%	14.72%	—%
(100)	$259,966	$11,455	4.67%	15.28%	0.56%

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

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in EVE.  Modeling changes in EVE requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the EVE tables presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities.  Accordingly, although the EVE tables provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and net interest income and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Territorial Savings Bank’s primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan repayments, advances from the Federal Home Loan Bank of Seattle, securities sold under agreements to repurchase, proceeds from loan and security sales and principal repayments on securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Treasurer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2013.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

(i)                expected loan demand;

(ii)             purchases and sales of investment securities;

(iii)          expected deposit flows and borrowing maturities;

(iv)         yields available on interest-earning deposits and securities; and

(v)            the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits or securities and may also be used to pay off short-term borrowings.

Our most liquid asset is cash.  The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period.  At December 31, 2013, Territorial Savings Bank’s cash and cash equivalents totaled $75.4 million.  On that date, we had $72.0 million in securities sold under agreements to repurchase outstanding and $15.0 million of Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $375.3 million under Federal Home Loan Bank advances.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2013, we had $15.0 million in loan commitments outstanding, most of which were for fixed-rate loans.  In addition to commitments to originate loans, we had $23.7 million in unused lines of credit to borrowers.  Certificates of deposit due within one year of December 31, 2013 totaled $152.8 million, or 11.9% of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2014.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the years ended December 31, 2013, 2012 and 2011, we originated $306.0 million, $371.5 million and $251.0 million of loans, respectively.  During these years, we purchased $270.4 million, $148.0 million and $297.9 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and securities sold under agreements to repurchase.  We experienced net increases in deposits of $50.9 million and $71.7 million for the years ended December 31, 2013 and 2012, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Seattle, which provide an additional source of funds.  We also utilize securities sold under agreements to repurchase as another borrowing source.  At December 31, 2013, we had the ability to borrow up to an additional $375.3 million from the Federal Home Loan Bank of Seattle.  Advances from the Federal Home Loan Bank of Seattle decreased by $5.0 million while securities sold under agreements to repurchase increased by $2.0 million for the year ended December 31, 2013.

As a separate legal entity, Territorial Bancorp, Inc. is required to have liquidity to fund stock repurchases and dividend payments to shareholders and for other corporate purposes.  In 2013, 2011 and 2010, Territorial Bancorp, Inc. adopted common stock repurchase programs.  Shares repurchased will reduce the amount of shares issued and outstanding.  The repurchased shares may be reissued in connection with share-based compensation plans and for general corporate purposes.  During the years ended December 31, 2013 and 2012, the Company repurchased 844,088 and 347,196 shares, respectively, of the total 2,699,253 shares authorized by the Board of Directors.  For the years ended December 31, 2013 and 2012, the shares were repurchased at an average cost of $22.58 and $21.52, respectively.  At December 31, 2013 and 2012, Territorial Bancorp, Inc. alone had liquid assets of $13.1 million and $10.4 million, respectively.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2013, Territorial Savings Bank exceeded all regulatory capital requirements.  Territorial Savings Bank is considered “well capitalized” under regulatory guidelines.  See Note 22 of the Notes to the Consolidated Financial Statements.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2013. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	One Year or Less	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years	Total
	(In thousands)

Long-term debt	$—	$57,000	$30,000	$—	$87,000
Operating leases	2,556	4,331	2,935	2,052	11,874
Capitalized leases	—	—	—	—	—
Purchase obligations	2,109	3,675	1,761	—	7,545
Certificates of deposit	152,780	48,538	8,680	—	209,998
Other long-term liabilities	—	—	—	—	—
Total	$157,445	$113,544	$43,376	$2,052	$316,417
Commitments to extend credit	$14,975	$—	$—	$—	$14,975

Recent Accounting Pronouncements

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

In January 2014, the FASB amended the Receivables topic of the FASB ASC.  The amendment clarifies when an in substance repossession or foreclosure occurs and when a mortgage loan should be derecognized and the related real property recognized.  The amendment also requires disclosures about the amount of foreclosed residential real property held and the recorded investment in mortgage loans collateralized by residential real property in the process of foreclosure.  The amendment is effective for interim and annual periods beginning after December 15, 2014, with early adoption allowed.  The Company does not expect the adoption of this amendment to have a material effect on its consolidated financial statements.

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

We have audited the accompanying consolidated balance sheets of Territorial Bancorp Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Territorial Bancorp Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Territorial Bancorp Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 23, 2014 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Honolulu, Hawaii
April 23, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Territorial Bancorp Inc.:

We have audited Territorial Bancorp Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the Company’s (1) risk assessment processes for effective identification of financial reporting risks and controls, (2) investment securities policies and processes, and (3) income tax policies and procedures, have been identified and included in Management’s Report on Internal Control Over Financial Reporting.  We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2013. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated April 23, 2014, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Honolulu, Hawaii
April 23, 2014

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2013 and 2012

(Dollars in thousands, except share data)

	2013	2012
ASSETS
Cash and cash equivalents	$75,365	$182,818
Investment securities held to maturity, at amortized cost (fair value of $598,007 and $584,125 at December 31, 2013 and 2012, respectively)	613,436	554,673
Federal Home Loan Bank stock, at cost	11,689	12,128
Loans held for sale	2,210	2,220
Loans receivable, net	856,542	774,876
Accrued interest receivable	4,310	4,367
Premises and equipment, net	6,056	5,056
Bank-owned life insurance	40,243	31,177
Deferred income taxes receivable	5,075	3,580
Prepaid expenses and other assets	1,978	3,732
Total assets	$1,616,904	$1,574,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,288,709	$1,237,847
Advances from the Federal Home Loan Bank	15,000	20,000
Securities sold under agreements to repurchase	72,000	70,000
Accounts payable and accrued expenses	23,933	23,017
Current income taxes payable	1,414	1,152
Advance payments by borrowers for taxes and insurance	3,708	3,639
Total liabilities	1,404,764	1,355,655

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 10,051,377 and 10,806,248 shares at December 31, 2013 and 2012, respectively	101	108
Additional paid-in capital	77,340	93,616
Unearned ESOP shares	(7,340)	(7,829)
Retained earnings	145,826	137,410
Accumulated other comprehensive loss	(3,787)	(4,333)
Total stockholders’ equity	212,140	218,972
Total liabilities and stockholders’ equity	$1,616,904	$1,574,627

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the years ended December 31, 2013, 2012 and 2011
(Dollars in thousands, except per share data)

	2013	2012	2011
Interest and dividend income:
Investment securities	$18,941	$23,224	$26,851
Loans	36,982	36,566	35,557
Dividends on FHLB stock	6	—	—
Other investments	246	359	325
Total interest and dividend income	56,175	60,149	62,733

Interest expense:
Deposits	4,296	5,936	6,770
Advances from the Federal Home Loan Bank	302	418	401
Securities sold under agreements to repurchase	1,684	2,875	4,114
Total interest expense	6,282	9,229	11,285

Net interest income	49,893	50,920	51,448
Provision for loan losses	39	415	418

Net interest income after provision for loan losses	49,854	50,505	51,030

Noninterest income:
Service fees on loan and deposit accounts	2,232	2,044	2,284
Income on bank-owned life insurance	1,066	942	968
Gain on sale of investment securities	3,450	1,234	451
Gain on sale of loans	1,541	2,411	711
Other	427	437	697
Total noninterest income	8,716	7,068	5,111

Noninterest expense:
Salaries and employee benefits	21,015	20,609	21,621
Occupancy	5,365	5,246	4,988
Equipment	3,524	3,269	3,191
Federal deposit insurance premiums	770	767	865
Loss on extinguishment of debt	—	321	—
Other general and administrative expenses	4,403	4,226	3,989
Total noninterest expense	35,077	34,438	34,654

Income before income taxes	23,493	23,135	21,487
Income taxes	8,846	8,297	8,698
Net income	$14,647	$14,838	$12,789

Basic earnings per share	$1.51	$1.47	$1.19
Diluted earnings per share	$1.49	$1.45	$1.17
Cash dividends declared per common share	$0.62	$0.54	$0.34
Basic weighted-average shares outstanding	9,711,233	10,113,453	10,777,417
Diluted weighted-average shares outstanding	9,844,942	10,213,190	10,936,632

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
For the years ended December 31, 2013, 2012 and 2011

(Dollars in thousands)

	2013	2012	2011

Net income	$14,647	$14,838	$12,789

Change in unfunded pension liability	454	(826)	(1,462)
Change in unrealized loss on securities	23	29	197
Noncredit related gains on securities not expected to be sold	69	234	—
Other comprehensive income (loss)	546	(563)	(1,265)
Comprehensive income	$15,193	$14,275	$11,524

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

And Comprehensive Income

For the years ended December 31, 2013, 2012 and 2011
(Dollars in thousands, except share data)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity
Balances at December 31, 2010	$122	$119,153	$(8,808)	$119,397	$(2,505)	$227,359

Net income	—	—	—	12,789	—	12,789
Other comprehensive loss	—	—	—	—	(1,265)	(1,265)
Cash dividends declared ($0.34 per share)	—	—	—	(3,886)	—	(3,886)
Share-based compensation	1	3,460	—	—	—	3,461
Allocation of 48,933 ESOP shares	—	478	489	—	—	967
Repurchase of 1,281,268 shares of company common stock	(13)	(25,451)	—	—	—	(25,464)

Balances at December 31, 2011	$110	$97,640	$(8,319)	$128,300	$(3,770)	$213,961

Net income	—	—	—	14,838	—	14,838
Other comprehensive loss	—	—	—	—	(563)	(563)
Cash dividends declared ($0.54 per share)	—	—	—	(5,728)	—	(5,728)
Share-based compensation	1	2,690	—	—	—	2,691
Allocation of 48,932 ESOP shares	—	592	490	—	—	1,082
Repurchase of 370,643 shares of company common stock	(3)	(8,022)	—	—	—	(8,025)
Exercise of 41,275 options on common stock	—	716	—	—	—	716

Balances at December 31, 2012	$108	$93,616	$(7,829)	$137,410	$(4,333)	$218,972

Net income	—	—	—	14,647	—	14,647
Other comprehensive income	—	—	—	—	546	546
Cash dividends declared ($0.62 per share)	—	—	—	(6,231)	—	(6,231)
Share-based compensation	1	2,675	—	—	—	2,676
Allocation of 48,932 ESOP shares	—	636	489	—	—	1,125
Repurchase of 868,203 shares of company common stock	(8)	(19,587)	—	—	—	(19,595)

Balances at December 31, 2013	$101	$77,340	$(7,340)	$145,826	$(3,787)	$212,140

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$14,647	$14,838	$12,789
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	39	415	418
Depreciation and amortization	1,138	1,137	1,124
Deferred income tax benefit	(1,856)	(592)	(1,745)
Amortization of fees, discounts, and premiums	249	383	(163)
Origination of loans held for sale	(81,654)	(105,953)	(60,470)
Proceeds from sales of loans held for sale	83,205	109,375	61,184
Gain on sale of loans, net	(1,541)	(2,411)	(711)
Provision for real estate owned losses	14	—	—
Net gain on sale of real estate owned	(1)	(6)	(18)
Purchases of investment securities held for trading	—	—	(41,156)
Proceeds from sale of investment securities held for trading	—	—	41,334
Gain on sale of investment securities held for trading	—	—	(178)
Gain on sale of investment securities held to maturity	(3,450)	(1,234)	(273)
Loss on extinguishment of debt	—	321	—
Net (gain) loss on sale of premises and equipment	—	9	(5)
ESOP expense	1,125	1,082	967
Share-based compensation expense	2,676	2,690	3,461
Excess tax benefits from share-based compensation	—	(54)	—
(Increase) decrease in accrued interest receivable	57	413	(244)
Net increase in bank-owned life insurance	(1,066)	(943)	(968)
Net decrease in prepaid expenses and other assets	1,754	837	2,221
Net increase (decrease) in accounts payable and accrued expenses	1,669	(1,140)	(81)
Net increase (decrease) in federal and state income taxes, net	262	(1,962)	2,537

Net cash provided by operating activities	17,267	17,205	20,023
Cash flows from investing activities:
Purchases of investment securities held to maturity	(270,406)	(148,043)	(256,721)
Principal repayments on investment securities held to maturity	162,800	229,696	143,526
Principal repayments on investment securities available for sale	—	—	525
Proceeds from sale of investment securities held to maturity	51,102	17,206	3,815
Loan originations, net of principal repayments on loans receivable	(80,752)	(85,744)	(45,987)
Proceeds from redemption of FHLB stock	439	220	—
Purchases of bank-owned life insurance	(8,000)	—	—
Proceeds from sale of real estate owned	130	590	180
Purchases of premises and equipment	(2,138)	(752)	(1,148)
Proceeds from disposals of premises and equipment	—	—	5

Net cash provided by (used in) investing activities	(146,825)	13,173	(155,805)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	2013	2012	2011
Cash flows from financing activities:
Net increase in deposits	$50,862	$71,731	$89,646
Proceeds from advances from the Federal Home Loan Bank	5,000	100	10,000
Repayments of advances from the Federal Home Loan Bank	(10,000)	(100)	—
Proceeds from securities sold under agreements to repurchase	25,000	—	47,000
Repayments of securities sold under agreements to repurchase	(23,000)	(38,621)	(43,900)
Purchases of Fed Funds	—	10	10
Sales of Fed Funds	—	(10)	(10)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	69	375	(112)
Excess tax benefits from share-based compensation	—	54	—
Proceeds from issuance of common stock, net of costs	—	717	—
Purchases of company stock	(19,595)	(8,025)	(25,464)
Cash dividends paid	(6,231)	(5,728)	(3,886)

Net cash provided by financing activities	22,105	20,503	73,284
Net increase (decrease) in cash and cash equivalents	(107,453)	50,881	(62,498)
Cash and cash equivalents at beginning of the year	182,818	131,937	194,435
Cash and cash equivalents at end of the year	$75,365	$182,818	$131,937
Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$6,232	$9,403	$11,385
Income taxes	10,440	10,851	7,906

Supplemental disclosure of noncash investing activities:
Loans transferred to real estate owned	$143	$176	$570

See accompanying notes to consolidated financial statements.

(1)   Organization

On November 4, 2008, the Board of Directors of Territorial Mutual Holding Company (MHC) approved a plan of conversion and reorganization under which MHC would convert from a mutual holding company to a stock holding company.  The conversion to a stock holding company was approved by the depositors and borrowers of Territorial Savings Bank and the Office of Thrift Supervision (OTS) and included the filing of a registration statement with the U.S. Securities and Exchange Commission.  Upon the completion of the conversion and reorganization on July 10, 2009, Territorial Mutual Holding Company and Territorial Savings Group, Inc. ceased to exist as separate legal entities and Territorial Bancorp Inc. became the holding company for Territorial Savings Bank. A total of 12,233,125 shares were issued in the conversion at $10 per share, raising $122.3 million of gross proceeds.  Approximately $3.7 million of conversion expenses were offset against the gross proceeds.  Territorial Bancorp Inc.’s common stock began trading on the NASDAQ Global Select Market under the symbol “TBNK” on July 13, 2009.

Upon completion of the conversion and reorganization, a special “liquidation account” was established in an amount equal to the total equity of Territorial Mutual Holding Company as of December 31, 2008.  The liquidation account is to provide eligible account holders and supplemental eligible account holders who maintain their deposit accounts with Territorial Savings Bank after the conversion with a liquidation interest in the unlikely event of the complete liquidation of Territorial Savings Bank after the conversion.  The liquidation account will be reduced annually to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits.  Subsequent increases will not restore an eligible account holder’s or supplemental eligible account holder’s interest in the liquidation account.  In the event of a complete liquidation of Territorial Savings Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.  The balance of the liquidation account at December 31, 2013 was $17.6 million.

(2)   Summary of Significant Accounting Policies

(a)                      Description of Business

Territorial Bancorp Inc. (the “Company”), through its wholly-owned subsidiary, Territorial Savings Bank (the “Bank”), provides loan and deposit products and services primarily to individual customers through 28 branches located throughout Hawaii. We deal primarily in residential mortgage loans in the State of Hawaii.  The Company’s earnings depend primarily on its net interest income, which is the difference between the interest income earned on interest-earning assets (loans receivable and investments) and the interest expense incurred on interest-bearing liabilities (deposit liabilities and borrowings). Deposits traditionally have been the principal source of the Bank’s funds for use in lending, meeting liquidity requirements, and making investments. The Company also derives funds from receipt of interest and principal on outstanding loans receivable and investments, borrowings from the Federal Home Loan Bank (FHLB) of Seattle, securities sold under agreements to repurchase, and proceeds from issuance of common stock.

(b)                      Principles of Consolidation

The consolidated financial statements include the accounts and results of operations of Territorial Bancorp Inc. and its wholly owned subsidiaries, Territorial Savings Bank, Territorial Real Estate Co., Inc., and Territorial Financial Services, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

(c)                       Cash and Cash Equivalents

Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, federal funds sold, and short-term, highly liquid investments with original maturities of three months or less.

(d)                      Investment Securities

The Company classifies and accounts for its investment securities as follows: (1) held-to-maturity debt securities in which the Company has the positive intent and ability to hold to maturity are reported at amortized cost; (2) trading securities that are purchased for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in current earnings; and (3) available-for-sale securities not classified as either held-to-maturity or trading securities are reported at fair value, with unrealized gains and losses excluded from current earnings and reported as a separate component of equity. At December 31, 2013 and 2012, the Company classified all of its investments as held-to-maturity.

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

(e)                       Loans Receivable

This policy applies to all loan classes.  Loans receivable are stated at the principal amount outstanding, less the allowance for loan losses, loan origination fees and costs, and commitment fees. Interest on loans receivable is accrued as earned. The Company has a policy of placing loans on a nonaccrual basis when more than 90 days contractually delinquent or when, in the opinion of management, collection of all or part of the principal balance appears doubtful. For nonaccrual loans, the Company records payments received as a reduction in principal. The Company, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, if the loan is considered to be collateral dependent, based on the fair value of the collateral less estimated costs to sell.  Impairment losses are written off against the allowance for loan losses. For impaired loans, the Company records payments received as a reduction in principal. A nonaccrual loan may be restored to an accrual basis when principal and interest payments are current and full payment of principal and interest is expected.

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

Mortgage loan transfers accounted for as sales and securitizations are without recourse, except for normal representations and warranties provided in sales transactions, and the Company may retain the related rights to service the loans.  The retained servicing rights create mortgage servicing assets that are accounted for in accordance with the Transfers and Servicing topic of the FASB ASC.  Mortgage servicing assets are initially valued at fair value and subsequently at the lower of cost or fair value and are amortized in proportion to and over the period of estimated net servicing income.  The Company uses a discounted cash flow model to determine the fair value of retained mortgage servicing rights. Prior to 2010, we retained the servicing rights on residential mortgage loans sold.  In 2010, we began selling loans primarily on a servicing-released basis.

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

As of December 31, 2013 and 2012, the Company had not recognized a liability for income tax uncertainties in the accompanying consolidated balance sheets. Management concluded that a liability for income tax uncertainties is not expected to be recorded within the next 12 months.

Tax years 2010 to 2012 currently remain subject to examination by the Internal Revenue Service and by the Department of Taxation of the State of Hawaii.

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

(q)                      Common Stock Repurchase Program

In 2013, 2011 and 2010, the Company adopted common stock repurchase programs in which shares repurchased reduce the amount of shares issued and outstanding.  The repurchased shares may be reissued in connection with share-based compensation plans and for general corporate purposes.  As of December 31, 2013 and 2012, the Company had accumulated repurchases of 2,528,259 and 1,684,171 shares, respectively, of the total 2,699,253 and 1,867,253 shares authorized by the Board of Directors, respectively.  During 2013 and 2012, shares were repurchased at an average cost of $22.58 and $21.52, respectively.

(r)                        Bank-Owned Life Insurance

The Company’s investment in bank-owned life insurance is based on cash surrender value.  The Company invests in bank-owned life insurance to provide a funding source for benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Federal regulations generally limit the investment in bank-owned life insurance to 25% of the Company’s Tier 1 capital plus the allowance for loan losses.  At December 31, 2013, this limit was $50.4 million, and the Company had invested $40.2 million in bank-owned life insurance at that date.

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

In January 2014, the FASB amended the Receivables topic of the FASB ASC.  The amendment clarifies when an in substance repossession or foreclosure occurs and when a mortgage loan should be derecognized and the related real property recognized.  The amendment also requires disclosures about the amount of foreclosed residential real property held and the recorded investment in mortgage loans collateralized by residential real property in the process of foreclosure.  The amendment is effective for interim and annual periods beginning after December 15, 2014, with early adoption allowed.  The Company does not expect the adoption of this amendment to have a material effect on its consolidated financial statements.

(3)          Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	December 31,
(Dollars in thousands)	2013	2012

Cash and due from banks	$9,962	$10,574
Interest-earning deposits in other banks	65,403	172,244
Cash and cash equivalents	$75,365	$182,818

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank.

(4)          Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Carrying	Gross Unrealized		Estimated
(Dollars in thousands)	Value	Gains	Losses	Fair Value
December 31, 2013:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$612,899	7,979	(23,408)	$597,470
Trust preferred securities	537	—	—	537
Total	$613,436	7,979	(23,408)	$598,007

December 31, 2012:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$554,252	29,706	(254)	$583,704
Trust preferred securities	421	—	—	421
Total	$554,673	29,706	(254)	$584,125

The carrying and estimated fair value of investment securities at December 31, 2013 are shown below. Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Carrying	Estimated
(Dollars in thousands)	Value	Fair Value
Held to maturity:
Due within 5 years	$804	$807
Due after 5 years through 10 years	448	481
Due after 10 years	612,184	596,719
Total	$613,436	$598,007

Realized gains and losses and the proceeds from sales of securities available for sale, held to maturity and trading are shown in the table below. All sales of securities were U.S. government-sponsored mortgage-backed securities.

(Dollars in thousands)	2013	2012	2011
Proceeds from sales	$51,102	$17,206	$45,149
Gross gains	3,450	1,234	451
Gross losses	—	—	—

In 2013, the Company received proceeds of $51.1 million from the sale of $47.7 million of held-to-maturity debt securities, resulting in gross realized gains of $3.5 million.  In 2012, the Company received proceeds of $17.2 million from the sale of $16.0 million of held-to-maturity debt securities, resulting in gross realized gains of $1.2 million.  In 2011, the Company received proceeds of $3.8 million from the sale of $3.5 million of held-to-maturity debt securities, resulting in gross realized gains of $261,000.  The sale of these securities, for which the Company had already collected a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investment topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio.

Investment securities with carrying values of $273.2 million and $221.3 million at December 31, 2013 and 2012, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities, which were in an unrealized loss position at December 31, 2013 and 2012. The Company does not intend to sell these securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
December 31, 2013
Mortgage-backed securities	$361,445	$21,678	$22,010	$1,730	69	$383,455	$23,408
December 31, 2012
Mortgage-backed securities	$32,921	$253	$47	$1	21	$32,968	$254

Mortgage-Backed Securities. The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates. All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its amortized cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2013 and 2012.

Trust Preferred Securities. At December 31, 2013, the Company owns two trust preferred securities, PreTSL XXIII and XXIV. The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.  Both of these securities are classified in the Company’s held-to-maturity investment portfolio.

The trust preferred securities market is considered to be inactive as only three transactions have occurred over the past 24 months in the same tranche of securities owned by the Company.  The Company used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in trust preferred securities did not incur additional impairment during the years ended December 31, 2013, 2012 and 2011.

PreTSL XXIV had a book value of $0 at December 31, 2013.  PreTSL XXIII had a book value of $537,000 at December 31, 2013.  The difference between the book value of $537,000 and the remaining amortized cost basis of $1.1 million is reported as other comprehensive loss and is related to noncredit factors such as the trust preferred securities market being inactive.

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

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)	2013	2012
Balance at January 1,	$5,885	$5,885
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Balance at December 31,	$5,885	$5,885

The table below shows the components of comprehensive loss, net of taxes, resulting from other-than-temporarily impaired securities:

	December 31,
(Dollars in thousands)	2013	2012
Noncredit losses on other-than-temporarily impaired securities, net of taxes	$376	$445

(5)          Federal Home Loan Bank Stock

The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of December 31, 2013, consistent with its accounting policies.  Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory capital situation and the Company’s intent not to sell the investment for a sufficient period of time to recover the par value, the Company did not consider its FHLB stock other-than-temporarily impaired.  As of December 31, 2013, the FHLB of Seattle had met all of its regulatory capital requirements.  Moody’s Investor Service and Standard and Poor’s Rating Services have given the FHLB of Seattle credit ratings of Aaa and AA, respectively.  Even though the Company did not recognize an other-than-temporary impairment loss on its investment in FHLB stock in 2013, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

(6)          Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	December 31,
(Dollars in thousands)	2013	2012
Real estate loans:
First mortgages:
One- to four-family residential	$823,273	$741,334
Multi-family residential	4,877	6,888
Construction, commercial, and other	13,554	13,819
Home equity loans and lines of credit	16,524	15,202
Total real estate loans	858,228	777,243
Other loans:
Loans on deposit accounts	342	493
Consumer and other loans	4,307	3,988
Total other loans	4,649	4,481
Less:
Net unearned fees and discounts	(4,849)	(5,176)
Allowance for loan losses	(1,486)	(1,672)
Total unearned fees, discounts and allowance for loan losses	(6,335)	(6,848)
Loans receivable, net	$856,542	$774,876

The activity in the allowance for loan losses on loans receivable is as follows:

	For the year ended December 31,
(Dollars in thousands)	2013	2012	2011
Balance, beginning of year	$1,672	$1,541	$1,488
Provision for loan losses	39	415	418
	1,711	1,956	1,906
Charge-offs	(495)	(392)	(415)
Recoveries	270	108	50
Net charge-offs	(225)	(284)	(365)
Balance, end of year	$1,486	$1,672	$1,541

The table below presents the activity in the allowance for loan losses by portfolio segment:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
2013:
Balance, beginning of year	$590	$818	$35	$107	$122	$1,672
Provision (reversal of allowance) for loan losses	(150)	(31)	18	252	(50)	39
	440	787	53	359	72	1,711
Charge-offs	(299)	—	(50)	(146)	—	(495)
Recoveries	235	12	7	16	—	270
Net charge-offs	(64)	12	(43)	(130)	—	(225)
Balance, end of year	$376	$799	$10	$229	$72	$1,486

2012:
Balance, beginning of year	$631	$285	$258	$291	$76	$1,541
Provision (reversal of allowance) for loan losses	213	533	(225)	(152)	46	415
	844	818	33	139	122	1,956
Charge-offs	(333)	(8)	(3)	(48)	—	(392)
Recoveries	79	8	5	16	—	108
Net charge-offs	(254)	—	2	(32)	—	(284)
Balance, end of year	$590	$818	$35	$107	$122	$1,672

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

The Company also revised the qualitative factors that are used to determine the allowance for loan losses on construction, commercial and other mortgage loans, home equity loans and lines of credit and consumer and other loans.  As a result of these modifications, the Company increased the portion of the allowance for loan losses attributable to construction, commercial and other mortgage loans and decreased the portion of the allowance for loan losses attributable to residential mortgages.  The allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.  The unallocated allowance is established for probable losses that have been incurred as of the reporting date but are not reflected in the allocated allowance.

Management considers the allowance for loan losses at December 31, 2013 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions at that date.  While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings.  In addition, as an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review the allowance for loan losses.  The Office of the Comptroller of the Currency may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

		Construction	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
December 31, 2013:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	376	799	10	229	72	1,486
Total ending allowance balance	$376	$799	$10	$229	$72	$1,486

Loans:
Ending loan balance:
Individually evaluated for impairment	$8,373	$—	$160	$—	$—	$8,533
Collectively evaluated for impairment	814,960	13,514	16,372	4,649	—	849,495
Total ending loan balance	$823,333	$13,514	$16,532	$4,649	$—	$858,028

December 31, 2012:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	590	818	35	107	122	1,672
Total ending allowance balance	$590	$818	$35	$107	$122	$1,672

Loans:
Ending loan balance:
Individually evaluated for impairment	$6,775	$—	$160	$—	$—	$6,935
Collectively evaluated for impairment	736,297	13,784	15,051	4,481	—	769,613
Total ending loan balance	$743,072	$13,784	$15,211	$4,481	$—	$776,548

The table below presents the balance of impaired loans and the related amount of allocated loan loss allowances:

(Dollars in thousands)	2013	2012
Loans with no allocated allowance for loan losses	$8,533	$6,935
Loans with allocated allowance for loan losses	—	—
Total impaired loans	$8,533	$6,935

Amount of allocated loan loss allowance	$—	$—

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

		Unpaid
	Recorded	Principal
(Dollars in thousands)	Investment	Balance
December 31, 2013:
With no related allowance recorded:
One- to four-family residential mortgages	$8,373	$8,716
Home equity loans and lines of credit	160	165

Total	$8,533	$8,881

December 31, 2012:
With no related allowance recorded:
One- to four-family residential mortgages	$6,775	$7,175
Home equity loans and lines of credit	160	165

Total	$6,935	$7,340

December 31, 2011:
With no related allowance recorded:
One- to four-family residential mortgages	$4,926	$5,206
Construction, commercial and other mortgages	184	241
Home equity loans and lines of credit	159	165
Consumer and other	3	3

Total	$5,272	$5,615

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	Average
	Recorded	Interest Income
(Dollars in thousands)	Investment	Recognized
2013:
With no related allowance recorded:
One- to four-family residential mortgages	$8,451	$130
Home equity loans and lines of credit	160	—
Total	$8,611	$130

2012:
With no related allowance recorded:
One- to four-family residential mortgages	$6,924	$210
Home equity loans and lines of credit	159	6
Total	$7,083	$216

2011:
With no related allowance recorded:
One- to four-family residential mortgages	$5,009	$150
Construction, commercial and other mortgages	211	—
Home equity loans and lines of credit	163	—
Consumer and other	4	1
Total	$5,387	$151

There were no loans individually evaluated for impairment with a related allowance for loan loss as of December 31, 2013, 2012 or 2011. Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they are written down to fair value.

The table below presents the aging of loans and accrual status by class of loans:

								Loans
								More Than
								90 Days
	30 – 59	60 – 89	90 Days or					Past Due
	Days Past	Days Past	Greater	Total Past	Loans Not	Total	Nonaccrual	and Still
(Dollars in thousands)	Due	Due	Past Due	Due	Past Due	Loans	Loans	Accruing
December 31, 2013:
One- to four-family residential mortgages	$376	$612	$1,577	$2,565	$815,917	$818,482	$5,840	$—
Multi-family residential mortgages	—	—	—	—	4,851	4,851	—	—
Construction, commercial and other mortgages	—	—	—	—	13,514	13,514	—	—
Home equity loans and lines of credit	—	—	—	—	16,532	16,532	160	—
Loans on deposit accounts	—	—	—	—	342	342	—	—
Consumer and other	11	4	—	15	4,292	4,307	—	—

Total	$387	$616	$1,577	$2,580	$855,448	$858,028	$6,000	$—

December 31, 2012:
One- to four-family residential mortgages	$2,298	$152	$2,044	$4,494	$731,730	$736,224	$4,246	$—
Multi-family residential mortgages	—	—	—	—	6,848	6,848	—	—
Construction, commercial and other mortgages	—	—	—	—	13,784	13,784	—	—
Home equity loans and lines of credit	44	—	—	44	15,167	15,211	160	—
Loans on deposit accounts	—	—	—	—	493	493	—	—
Consumer and other	78	2	—	80	3,908	3,988	—	—

Total	$2,420	$154	$2,044	$4,618	$771,930	$776,548	$4,406	$—

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

The Company had 19 nonaccrual loans with a book value of $6.0 million at December 31, 2013 and 19 nonaccrual loans with a book value of $4.4 million as of December 31, 2012.  The Company collected interest on nonaccrual loans of $164,000 during 2013, but due to regulatory requirements, the Company recorded it as a reduction of principal.  The Company collected or recognized interest income on nonaccrual loans of $105,000 and $32,000 during 2012 and 2011, respectively.  The Company would have recognized additional interest income of $222,000, $115,000 and $95,000 during 2013, 2012, and 2011, respectively, had the loans been accruing interest.  The Company did not have any loans more than 90 days past due and still accruing interest as of December 31, 2013 or 2012.

The table below presents information about the Company’s new troubled debt restructurings by class of loans:

	2013			2012
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
December 31:
One- to four-family residential	2	$1,043	$1,043	12	$3,694	$3,694

There were no new troubled debt restructurings within the past 12 months that subsequently defaulted.

The Company had 20 troubled debt restructurings totaling $5.8 million as of December 31, 2013 that were considered to be impaired. This total included 19 one- to four-family residential mortgage loans totaling $5.6 million and one home equity loan for $160,000.  Eight of the loans, totaling $2.5 million, were performing in accordance with their restructured terms and accruing interest at December 31, 2013.  Twelve of the loans, totaling $3.3 million, were performing in accordance with their restructured terms but not accruing interest at December 31, 2013.  The Company had 20 troubled debt restructurings totaling $5.2 million as of December 31, 2012 that were considered to be impaired. This total included 19 one- to four-family residential mortgage loans totaling $5.1 million and one home equity loan for $160,000.  Eight of the loans, totaling $2.5 million, were performing in accordance with their restructured terms and accruing interest at December 31, 2012.  Eleven of the loans, totaling $2.4 million, were performing in accordance with their restructured terms but not accruing interest at December 31, 2012.  One of the loans, for $329,000, was more than 150 days delinquent and not accruing interest as of December 31, 2012.  Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers.  We have no commitments to lend any additional funds to these borrowers.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the years ended December 31, 2013 and 2012, the Company sold $82.2 million and $107.9 million, respectively, of mortgage loans held for sale and recognized gains of $1.5 million and $2.4 million, respectively.  The Company had six loans held for sale totaling $2.2 million at December 31, 2013 and 2012.

The Company serviced loans for others of $68.4 million, $84.8 million, and $115.3 million at December 31, 2013, 2012, and 2011, respectively.  Of these amounts, $3.1 million, $5.1 million, and $6.2 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at December 31, 2013, 2012, and 2011, respectively.  The amount of contractually specified servicing fees earned was $213,000, $275,000, and $348,000 for 2013, 2012, and 2011, respectively.  The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

In the normal course of business, the Company has made loans to certain directors and executive officers under terms which management believes are consistent with the Company’s general lending policies.  Loans to directors and executive officers amounted to $1.6 million at December 31, 2013 and $1.7 million at December 31, 2012.

(7)          Accrued Interest Receivable

The components of accrued interest receivable are as follows:

	December 31,
(Dollars in thousands)	2013	2012

Investment securities	$1,707	$1,822
Loans receivable	2,601	2,524
Interest-bearing deposits	2	21
Total	$4,310	$4,367

(8)          Mortgage Servicing Assets

Mortgage servicing assets are created when the Company sells mortgage loans and retains the rights to service the loans.  Mortgage servicing assets are accounted for in accordance with the Transfers and Servicing topic of the FASB ASC and are initially valued at fair value and subsequently at the lower of cost or fair value.  We amortize mortgage servicing assets in proportion to and over the period of estimated net servicing income.  All servicing assets are grouped into categories based on the interest rate and original term of the loan sold.  Mortgage servicing assets related to loan sales are recorded as a gain on sale of loans and totaled $36,000 and $28,000 for the years ended December 31, 2013 and 2012, respectively.

The table below presents the changes in our mortgage servicing assets:

(Dollars in thousands)	2013	2012

Balance at beginning of year	$646	$970
Additions	36	28
Impairments	—	(220)
Amortization	(102)	(132)
Balance at end of year	$580	$646

The table below presents the gross carrying values, accumulated amortization, and net carrying values of our mortgage servicing assets:

	December 31,
(Dollars in thousands)	2013	2012

Gross carrying value	$1,353	$1,317
Accumulated amortization	(773)	(671)
Net carrying value	$580	$646

The estimated amortization expense for our mortgage servicing assets for the next five years and all years thereafter are as follows:

(Dollars in thousands)
2014	$81
2015	67
2016	59
2017	51
2018	43
Thereafter	279
Total	$580

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

The table below presents the fair values and key assumptions used in determining the fair values of our mortgage servicing assets as of December 31, 2013 and 2012:

	2013	2012

Fair value, beginning of year (in thousands)	$651	$977
Fair value, end of year (in thousands)	617	651

Weighted average discount rate	10.50%	10.00%
Weighted average prepayment speed assumption (PSA prepayment speed)	146.0 PSA	207.4 PSA
Annual cost to service (per loan)	$55	$40

The PSA prepayment model assumes increasing prepayment rates for the first 30 months of a loan’s term and constant prepayment rates thereafter.

(9)          Interest Rate Lock and Forward Loan Sale Commitments

The Company may enter into interest rate lock commitments with borrowers on loans intended to be sold. To manage interest rate risk on the lock commitments, the Company may also enter into forward loan sale commitments.  The interest rate lock commitments and forward loan sale commitments are treated as derivatives and are recorded at their fair values in prepaid expenses and other assets or in accounts payable and accrued expenses.  Changes in fair value are recorded in current earnings.  At December 31, 2013, interest rate locks and forward loan sale commitments on loans held for sale amounted to $2.5 million and $4.7 million, respectively.

The table below presents the location of assets and liabilities related to derivatives:

		Asset Derivatives		Liability Derivatives
	Location on	Fair Value at December 31,		Fair Value at December 31,
(Dollars in thousands)	Balance Sheet	2013	2012	2013	2012

Interest rate contracts	Prepaid expenses and other assets	$25	$124	$—	$—

Interest rate contracts	Accounts payable and accrued expenses	—	—	28	111
Total derivatives		$25	$124	$28	$111

The table below presents the location of gains and losses related to derivatives:

	Location of
	Loss on
(Dollars in thousands)	Statement of Income	2013	2012

Interest rate contracts	Gain on sale of loans	$(16)	$(5)

(10)   Premises and Equipment

Premises and equipment are as follows:

	December 31,
(Dollars in thousands)	2013	2012

Land	$585	$585
Buildings and improvements	597	596
Leasehold improvements	11,596	10,892
Furniture, fixtures and equipment	5,323	4,784
Automobiles	113	113
	18,214	16,970
Less accumulated depreciation and amortization	(13,218)	(12,183)
	4,996	4,787
Construction in progress	1,060	269
Total	$6,056	$5,056

Depreciation expense was $1.1 million for each of the years ended December 31, 2013, 2012 and 2011, respectively.

(11) Deposits

Deposit accounts by type are summarized with their respective weighted-average interest rates as follows:

	December 31,
	2013		2012
(Dollars in thousands)	Amount	Rate	Amount	Rate

Noninterest bearing	$33,032	—%	$31,426	—%
Savings accounts	905,469	0.35	875,365	0.42
Certificates of deposit	209,998	0.55	205,381	0.66
Money market	807	0.20	663	0.25
Checking and Super NOW	139,403	0.02	125,012	0.03
Total	$1,288,709	0.34%	$1,237,847	0.41%

The maturity of certificate of deposit accounts at December 31, 2013 is as follows (dollars in thousands):

Maturing in:
2014	$152,780
2015	42,796
2016	5,742
2017	5,180
2018	3,500
Total	$209,998

Certificates of deposit with balances greater than or equal to $100,000 totaled $157.5 million and $148.5 million at December 31, 2013 and 2012, respectively. Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per account owner.

Interest expense by type of deposit is as follows:

(Dollars in thousands)	2013	2012	2011
Savings	$3,035	$4,294	$4,708
Certificates of deposit and money market	1,232	1,606	2,014
Checking and Super NOW	29	36	48
Total	$4,296	$5,936	$6,770

At December 31, 2013 and 2012, overdrawn deposit accounts totaled $97,000 and $93,000, respectively, and have been reclassified as loans in the consolidated balance sheets.

(12) Advances from the Federal Home Loan Bank

The FHLB advances are secured by a blanket pledge on the Bank’s assets not otherwise pledged. At December 31, 2013 and 2012, the Company had available additional unused FHLB advances of approximately $375.3 million and $370.6 million, respectively.

Advances outstanding consisted of the following:

	December 31,
	2013		2012		2011
		Weighted		Weighted		Weighted
		Average		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Due within one year	$—	—%	$10,000	2.12%	$—	—%
Due over 1 year to 2 years	10,000	2.06	—	—	10,000	2.12
Due over 2 years to 3 years	—	—	10,000	2.06	—	—
Due over 3 years to 4 years	—	—	—	—	10,000	2.06
Due over 4 years to 5 years	5,000	1.20	—	—	—	—
Total	$15,000	1.77%	$20,000	2.09%	$20,000	2.09%

The Company, as a member of the FHLB system, is required to obtain and hold shares of capital stock of the FHLB in an amount equal to the greater of 0.50% of mortgage loans and mortgage-backed securities or $500. At December 31, 2013 and 2012, the Company met such requirement.  At December 31, 2013 and 2012, the Company owned $11.7 million and $12.1 million, respectively, of capital stock of the FHLB.

(13) Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts. Securities sold under agreements to repurchase are summarized as follows:

	December 31,
	2013		2012
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
1 year or less	$—	—%	$23,000	4.40%
Over 1 year to 2 years	47,000	2.11	—	—
Over 2 years to 3 years	—	—	47,000	2.11
Over 3 years to 4 years	25,000	1.46	—	—
Total	$72,000	1.88%	$70,000	2.86%

During the year ended December 31, 2012, the Company prepaid $25.0 million of securities sold under agreements to repurchase and incurred $321,000 of prepayment penalties, which is reported as loss on extinguishment of debt in the consolidated statements of income.

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at December 31, 2013. The amount at risk is the greater of the carrying value or fair value over the repurchase liability.  All the agreements to repurchase are with JP Morgan Securities and the securities pledged are issued and guaranteed by U.S. government-sponsored enterprises.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity

Maturing:
Over 90 days	$83,434	80,585	72,000	11,434	25

(14) Offsetting of Financial Liabilities

Securities sold under agreements to repurchase are subject to a conditional right of offset in the event of default.  See Footnote 13, Securities Sold Under Agreements to Repurchase, for additional information.

	Gross Amount	Gross Amount	Net Amount of Liabilities	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)	of Recognized Liabilities	Offset in the Balance Sheet	Presented in the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2013:
Securities sold under agreements to repurchase	$72,000	$—	$72,000	$72,000	$—	$—

December 31, 2012:
Securities sold under agreements to repurchase	$70,000	$—	$70,000	$70,000	$—	$—

(15) Income Taxes

Allocation of federal and state income taxes between current and deferred provisions is as follows:

(Dollars in thousands)	2013	2012	2011
Current
Federal	$8,746	$7,221	$8,530
State	1,956	1,668	1,913
	10,702	8,889	10,443
Deferred
Federal	(1,531)	(500)	(1,239)
State	(325)	(92)	(506)
	(1,856)	(592)	(1,745)
Total	$8,846	$8,297	$8,698

The federal statutory corporate tax rate for the years ended December 31, 2013, 2012 and 2011 was 35%. A reconciliation of the tax provision based on the statutory corporate rate on pretax income and the provision for taxes as shown in the accompanying consolidated statements of income is as follows:

(Dollars in thousands)	2013	2012	2011

Income tax expense at statutory rate	$8,223	$8,097	$7,520
Income tax effect of:
Other tax-exempt income	(373)	(330)	(339)
Share-based compensation	(188)	(307)	(103)
State income taxes, net of federal income tax benefits	1,060	1,024	915
Other	124	(187)	705
Total income tax expense	$8,846	$8,297	$8,698
Effective income tax rate	37.65%	35.86%	40.48%

The components of income taxes payable (receivable) are as follows:

	December 31,
(Dollars in thousands)	2013	2012
Current taxes payable (receivable):
Federal	$(546)	$(642)
State	1,960	1,794
	1,414	1,152
Deferred taxes receivable:
Federal	(4,018)	(2,782)
State	(1,057)	(798)
	(5,075)	(3,580)
Total	$(3,661)	$(2,428)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(Dollars in thousands)	2013	2012
Deferred tax assets:
Premises and equipment	$1,309	$1,214
Hawaii franchise tax	782	714
Unfunded pension liability	1,381	1,676
Allowance for loan losses	591	665
Impaired asset write-down	2,580	2,626
Employee benefit plans	1,880	958
Equity incentive plan	1,286	1,004
Unrealized loss on available-for-sale securities	49	64
Deferred compensation	166	—
Other	10	—
	10,034	8,921
Deferred tax liabilities:
Net deferred loan fees	2,155	2,339
FHLB stock dividends	2,453	2,566
Prepaid expense	121	129
Premiums on loans sold	230	257
Deferred compensation	—	50
	4,959	5,341
Net deferred tax assets	$5,075	$3,580

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. There was no valuation allowance for deferred tax assets as of December 31, 2013 and 2012.

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

The following table sets forth the status of the Pension Plan and SERP at the dates indicated:

	Pension Plan		SERP
	December 31,
(Dollars in thousands)	2013	2012	2013	2012
Accumulated benefit obligation at end of year	$14,966	$14,644	$8,595	$8,408
Change in projected benefit obligation:
Benefit obligation at beginning of year	$14,644	$12,948	$8,408	$8,169
Service cost	108	117	95	158
Interest cost	611	625	109	98
Actuarial loss (gain)	(59)	1,273	—	—
Benefits paid	(338)	(319)	(17)	(17)
Benefit obligation at end of year	14,966	14,644	8,595	8,408
Change in plan assets:
Fair value of plan assets at beginning of year	11,659	11,318	—	—
Actual return on plan assets	1,402	660	—	—
Employer contributions	—	—	17	17
Benefits paid	(338)	(319)	(17)	(17)
Fair value of plan assets at end of year	12,723	11,659	—	—
Funded status at end of year	$(2,243)	$(2,985)	$(8,595)	$(8,408)
Amounts recognized in the consolidated balance sheets:
Accounts payable and accrued expenses - liability	$(2,243)	$(2,985)	$(8,595)	$(8,408)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$5,542	$6,295	$—	$—
Prior service cost	—	—	—	—
Accumulated other comprehensive loss, before tax	$5,542	$6,295	$—	$—

The following table sets forth the changes recognized in accumulated other comprehensive loss for the years indicated:

	Pension Plan
	Year ended December 31,
(Dollars in thousands)	2013	2012
Accumulated other comprehensive loss at beginning of year, before tax	$6,295	$4,954
Actuarial net loss (gain) arising during the period	(590)	1,458
Amortizations (recognized in net periodic benefit cost):
Actuarial loss	(163)	(117)
Prior service cost	—	—
Total recognized in other comprehensive loss	(753)	1,341
Accumulated other comprehensive loss at end of year, before tax	$5,542	$6,295

For the years ended December 31, 2013 and 2012, the following weighted average assumptions were used to determine benefit obligations at the end of the year:

	Pension Plan		SERP
	Year ended December 31,
	2013	2012	2013	2012
Assumptions used to determine the year-end benefit obligations:
Discount rate	4.90%	4.20%	5.02%	5.02%
Rate of compensation increase	N/A	N/A	5.00%	5.00%

The Company does not expect any plan assets to be returned to the Company during calendar year 2014.

The dates used to determine retirement measurements for the Pension Plan were December 31, 2013 and 2012.

The Company’s investment strategy for the defined benefit retirement plan is to maintain a consistent rate of return with primary emphasis on capital appreciation and secondary emphasis on income to enhance the purchasing power of the plan’s assets over the long-term and to preserve capital. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate. Normal target allocations at December 31, 2013 were 50% domestic equity securities, 15% international equity securities and 35% bonds.  Equity securities primarily include investment in exchange traded funds and large-cap, mid-cap and small-cap mutual funds.  Bonds include U.S. Treasuries, mortgage-backed securities and corporate bonds of companies in diversified industries. Other types of investments include money market funds and savings accounts opened with the Company.

As of December 31, 2013 and 2012, the Pension Plan’s assets measured at fair value were classified as follows:

		Fair value of measurements at report date using:
(Dollars in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013:
Cash	$225	$225	$—	$—
Money market funds	609	609	—	—
Equities	1,400	1,400	—	—
Mutual funds (a)	10,489	10,489	—	—
Total	$12,723	$12,723	$—	$—

December 31, 2012:
Cash	$55	$55	$—	$—
Money market funds	706	706	—	—
Equities	3,120	3,120	—	—
Mutual funds (a)	7,778	7,778	—	—
Total	$11,659	$11,659	$—	$—

(a) This category includes mutual funds that invest in equities and bonds.  The mutual fund managers have the ability to change the amounts invested in equities and bonds depending on their investment outlook.

Estimated future benefit payments reflecting expected future service at December 31, 2013 are as follows:

	Pension
(Dollars in thousands)	Plan	SERP
2014	$638	$17
2015	680	6,528
2016	699	17
2017	714	17
2018	755	56
2019 — 2023	4,549	3,443
Total	$8,035	$10,078

For the fiscal years ended December 31, 2013, 2012, and 2011, the following weighted average assumptions were used to determine net periodic benefit cost for the fiscal years shown:

	Pension Plan			SERP
	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011	2013	2012	2011
Assumptions used to determine the net periodic benefit cost:
Discount rate	4.20%	4.90%	5.80%	5.06%	5.05%	5.02%
Expected return on plan assets	7.75	7.75	7.75	—	—	—
Rate of compensation increase	N/A	N/A	N/A	5.00	5.00	5.00

The components of net periodic benefit cost were as follows:

	Pension Plan			SERP
	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011	2013	2012	2011
Net periodic benefit cost for the year:
Service cost	$108	$117	$98	$95	$158	$399
Interest cost	611	625	633	109	98	214
Expected return on plan assets	(870)	(845)	(776)	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Recognized actuarial loss	163	117	43	—	—	—
Recognized curtailment loss	—	—	—	—	—	—
Net periodic benefit cost	$12	$14	$(2)	$204	$256	$613

The estimated prior service cost and net actuarial loss that will be amortized from AOCI into net periodic pension benefit cost in 2014 are $0 and $122,000, respectively.

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

Based on actuarial calculations, the Company is not expected to make a contribution to the defined benefit pension plan in 2014. The Company expects to make a $17,000 contribution to the SERP in 2014 to cover actual benefit payments.

The Company also has a 401(k) defined contribution plan and profit sharing plan covering all employees after one year of service. The 401(k) plan provides for employer matching contributions, as determined by the Company, based on a percentage of employees’ contributions subject to a maximum amount defined in the plan agreement. The Company’s 401(k) matching contributions, based on 5% of employees’ contributions for 2013, 2012 and 2011, amounted to $51,000, $50,000, and $49,000, respectively. The Company contributes to the profit sharing plan an amount determined by the Board of Directors. No contributions were made to the profit sharing plan for years ended December 31, 2013, 2012, and 2011.

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company.  The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants.  As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity.  The shares committed to be released are considered outstanding for earnings per share computations.  Compensation expense recognized for each of the years ended December 31, 2013 and 2012 amounted to $1.0 million.

Shares held by the ESOP trust were as follows:

	December 31,
	2013	2012

Allocated shares	239,241	191,577
Unearned shares	733,989	782,921
Total ESOP shares	973,230	974,498
Fair value of unearned shares, in thousands	$17,029	$17,890

The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula.  The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits.  For the years ended December 31, 2013 and 2012, we accrued $296,000 and $278,000, respectively, for the ESOP restoration plan.

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

(In thousands)	2013	2012	2011
Compensation expense	$2,676	$2,690	$3,461
Income tax benefit	1,291	1,432	1,507

Shares of our common stock issued under the 2010 Equity Incentive Plan shall be authorized but unissued shares.   The maximum number of shares that will be awarded under the plan will be 1,712,637 shares.

Stock Options

The table below presents the stock option activity of the Company:

	Options	Weighted Average Exercise Price	Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2010	871,144	$17.36	9.67	$2,221
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at December 31, 2011	871,144	$17.36	8.67	$2,082
Granted	3,085	23.62	9.67	—
Exercised	41,275	17.36	—	171
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at December 31, 2012	832,954	$17.38	7.67	$4,554
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at December 31, 2013	832,954	$17.38	6.68	$4,845

Options vested and exercisable at December 31, 2013	416,169	$17.37	6.68	$2,423

The following summarizes certain stock option activity of the Company:

(In thousands)	2013	2012	2011
Intrinsic value of stock options exercised	$—	$171	$—
Cash received from stock options exercised	—	717	—
Tax benefits realized from stock options exercised	—	69	—
Total fair value of stock options that vested	3,223	3,175	3,547

As of December 31, 2013, the Company had $1.9 million of unrecognized compensation costs related to the stock option plan.  The cost of the stock option plan is being amortized over the five- or six-year vesting period.  There were 138,929 shares vested in 2013.

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

Expected life - Based on a weighted-average of the five- to six-year vesting period and the 10-year contractual term of the stock option plan.

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

The table below presents the restricted stock award activity:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	713,600	$17.36
Granted	—	—
Vested	149,606	17.36
Forfeited	—	—
Nonvested at December 31, 2011	563,994	$17.36
Granted	2,735	23.62
Vested	113,332	17.39
Forfeited	—	—
Nonvested at December 31, 2012	453,397	$17.39
Granted	—	—
Vested	113,332	17.39
Forfeited	—	—
Nonvested at December 31, 2013	340,065	$17.39

As of December 31, 2013, the Company had $5.3 million of unrecognized compensation costs related to restricted stock awards.  The cost of the restricted stock awards is being amortized over the five- or six-year vesting period.

(19) Earnings Per Share

The table below presents the information used to compute basic and diluted earnings per share:

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2013	2012	2011

Net income	$14,647	$14,838	$12,789

Weighted-average number of shares used in:
Basic earnings per share	9,711,233	10,113,453	10,777,417
Dilutive common stock equivalents:
Stock options and restricted stock units	133,709	99,737	159,215
Diluted earnings per share	9,844,942	10,213,190	10,936,632

Net income per common share, basic	$1.51	$1.47	$1.19
Net income per common share, diluted	$1.49	$1.45	$1.17

(20) Other Comprehensive Loss

The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes:

(Dollars in thousands)	Unfunded Pension Liability	Noncredit Related Losses on Securities Not Expected to Be Sold	Unrealized Loss on Securities	Total

December 31, 2013:
Balances at beginning of period	$3,792	$445	$96	$4,333
Other comprehensive income before reclassifications	(454)	(69)	(23)	(546)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	(454)	(69)	(23)	(546)
Balances at end of period	$3,338	$376	$73	$3,787

December 31, 2012:
Balances at beginning of period	$2,966	$679	$125	$3,770
Other comprehensive income before reclassifications	826	(234)	(29)	563
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	826	(234)	(29)	563
Balances at end of period	$3,792	$445	$96	$4,333

December 31, 2011:
Balances at beginning of period	$1,504	$679	$322	$2,505
Other comprehensive income before reclassifications	1,462	—	(197)	1,265
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	1,462	—	(197)	1,265
Balances at end of period	$2,966	$679	$125	$3,770

The table below presents the tax effect on each component of other comprehensive loss:

	Year Ended December 31,
	2013			2012			2011
(Dollars in thousands)	Pretax Amount	Tax	After Tax Amount	Pretax Amount	Tax	After Tax Amount	Pretax Amount	Tax	After Tax Amount

Unfunded pension liability	$(753)	$299	$(454)	$1,341	$(515)	$826	$2,467	$(1,005)	$1,462
Noncredit related losses on securities not expected to be sold	(116)	47	(69)	(389)	155	(234)	—	—	—
Unrealized loss on securities	(38)	15	(23)	(49)	20	(29)	(321)	124	(197)

Total	$(907)	$361	$(546)	$903	$(340)	$563	$2,146	$(881)	$1,265

(21) Commitments

(a)                      Loan Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on an individual basis. The Company’s policy is to require suitable collateral, primarily real estate, to be provided by customers prior to disbursement of approved loans. At December 31, 2013 and 2012, the Company had loan commitments aggregating $15.0 million (interest rates from 3.125% to 5.375%) and $39.3 million (interest rates from 2.625% to 5.000%), respectively, primarily consisting of fixed-rate residential first mortgage loans.  In addition to commitments to originate loans, at December 31, 2013 and 2012, the Company had $23.7 million and $22.0 million, respectively, in unused lines of credit to borrowers.

(b)                      Lease Commitments

The Company leases a majority of its premises under operating leases expiring on various dates through 2023. Total rental expense comprised minimum rentals of $2.7 million, $2.6 million, and $2.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.

At December 31, 2013, future minimum rental commitments under all noncancelable operating leases are as follows:

(Dollars in thousands)
2014	$2,556
2015	2,275
2016	2,056
2017	1,812
2018	1,123
Thereafter	2,052
Total	$11,874

Certain leases are renegotiable during the period of the lease or have renewal options at the expiration of the lease term. The majority of lease agreements relates to real estate and generally provides that the Company pay taxes, maintenance, insurance, and certain other operating expenses applicable to the leased premises.

In addition, the Company leases to a tenant certain property that it owns. Future minimum rental income for this noncancelable lease is as follows:

(Dollars in thousands)
2014	$110
2015	110
2016	110
2017	110
2018	110
Thereafter	330
Total	$880

Rental income comprised of minimum rentals for 2013, 2012, and 2011 was approximately $110,000, $110,000 and $80,000, respectively.

(c)                       Reserve Requirements

The Company is required by the Federal Reserve Bank to maintain reserves based on the amount of deposits held. The reserve requirement at December 31, 2013 and 2012 was $8.4 million and $12.0 million, respectively, and the Company met such requirements.

(22) Regulatory Capital and Supervision

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  At December 31, 2013 and 2012, the Bank’s core, tangible, risk-based, and Tier 1 risk-based capital exceeded the minimum required regulatory capital ratios as follows:

	Required		Actual		Excess over
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	requirement
December 31, 2013:
Core (Tier 1) capital	$64,817	4.00%	$200,074	12.35%	$135,257
Tangible capital	24,307	1.50	200,074	12.35	175,767
Risk-based capital	50,407	8.00	201,566	31.99	151,159
Tier 1 risk-based capital	25,204	4.00	200,074	31.75	174,870
December 31, 2012:
Core (Tier 1) capital	$63,149	4.00%	$207,295	13.13%	$144,146
Tangible capital	23,681	1.50	207,295	13.13	183,614
Risk-based capital	45,343	8.00	208,991	36.87	163,648
Tier 1 risk-based capital	22,672	4.00	207,295	36.57	184,623

The following is a reconciliation of Bank equity to regulatory capital:

	December 31,
(Dollars in thousands)	2013	2012
Bank equity	$196,563	$203,254
Intangible assets	(251)	(232)
Disallowed servicing assets	(25)	(60)
Accumulated other comprehensive loss	3,787	4,333
Core and tangible capital	200,074	207,295
Allowance for loan losses — general, including allowance for credit losses on off-balance sheet credit exposures	1,492	1,696
Regulatory risk-based capital — computed	$201,566	$208,991

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

At December 31, 2013 and 2012, the Bank’s core, tangible, Tier 1/risk-based, and total risk-based ratios exceeded the minimum capital thresholds for a “well-capitalized” institution. There are no conditions or events that have changed the institution’s category under the capital guidelines.

Depending on the amount of dividends to be paid, the Bank is required to either notify or make application to the Office of the Comptroller of the Currency before dividends are paid to the parent company.

(23) Contingencies

The Company is involved in various claims and legal actions arising out of the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated balance sheets or consolidated statements of income.

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

The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.  The trust preferred securities market is considered to be inactive since there have been only three sales transactions of similar rated securities over the past 24 months and no new issues of pooled trust preferred securities have occurred since 2007.  The fair value of our trust preferred securities was determined using a discounted cash flow model.  Our model used a discount rate equal to three-month LIBOR plus 20.00% and provided a fair value estimate of $15.77 per $100 of par value for PreTSL XXIII.

The discounted cash flow analysis includes a review of all issuers within the pool.  The fair value of the trust preferred securities are classified as Level 3 inputs because they are based on discounted cash flow models.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2013
Assets
Cash and cash equivalents	$75,365	$75,365	$75,365	$—	$—
Investment securities held to maturity	613,436	598,007	—	597,470	537
FHLB stock	11,689	11,689	—	11,689	—
Loans held for sale	2,210	2,252	—	2,252	—
Loans receivable, net	856,542	880,852	—	—	880,852
Accrued interest receivable	4,310	4,310	4,310	—	—
Interest rate contracts	25	25	—	25	—

Liabilities
Deposits	1,288,709	1,289,348	1,078,712	—	210,636
Advances from the Federal Home Loan Bank	15,000	15,110	—	—	15,110
Securities sold under agreements to repurchase	72,000	73,151	—	—	73,151
Accounts payable and accrued expenses (excluding interest rate contracts)	23,905	23,905	23,905	—	—
Interest rate contracts	28	28	—	28	—
Current income taxes payable	1,414	1,414	1,414	—	—
Advance payments by borrowers for taxes and insurance	3,708	3,708	3,708	—	—

December 31, 2012
Assets
Cash and cash equivalents	$182,818	$182,818	$182,818	$—	$—
Investment securities held to maturity	554,673	584,125	—	583,704	421
FHLB stock	12,128	12,128	—	12,128	—
Loans held for sale	2,220	2,335	—	2,335	—
Loans receivable, net	774,876	831,734	—	—	831,734
Accrued interest receivable	4,367	4,367	4,367	—	—
Interest rate contracts	124	124	—	124	—

Liabilities
Deposits	1,237,847	1,239,385	1,032,467	—	206,918
Advances from the Federal Home Loan Bank	20,000	20,397	—	—	20,397
Securities sold under agreements to repurchase	70,000	72,340	—	—	72,340
Accounts payable and accrued expenses (excluding interest rate contracts)	22,906	22,906	22,906	—	—
Interest rate contracts	111	111	—	111	—
Current income taxes payable	1,152	1,152	1,152	—	—
Advance payments by borrowers for taxes and insurance	3,639	3,639	3,639	—	—

At December 31, 2013 and 2012, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

December 31, 2013
Interest rate contracts — assets	$—	$25	$—	$25
Interest rate contracts — liabilities	—	(28)	—	(28)

December 31, 2012
Interest rate contracts — assets	$—	$124	$—	$124
Interest rate contracts — liabilities	—	(111)	—	(111)

The fair value of interest rate contracts was determined by referring to prices quoted in the secondary market for similar contracts. Gains and losses are included in gain on sale of loans in the consolidated statements of income.

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012 and the related gains and losses for the years then ended:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total Gains (Losses)

December 31, 2013
Impaired loans	$—	$—	$5,456	$5,456	$76
Trust preferred securities	—	—	537	537	116

December 31, 2012
Impaired loans	$—	$468	$4,907	$5,375	$(222)
Mortgage servicing assets	—	—	651	651	(220)
Trust preferred securities	—	—	421	421	389

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

The table below presents the significant unobservable inputs for Level 3 nonrecurring fair value measurements:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Value

December 31, 2013:
Impaired loans — non-collateral dependent	$5,456	Discounted cash flow	Discount rate (1)	3.15% - 6.94%

Trust preferred securities	537	Discounted cash flow	Discount rate	Three-month LIBOR plus 20%

December 31, 2012:
Impaired loans — non-collateral dependent	$4,907	Discounted cash flow	Discount rate (1)	3.73% - 6.94%

Mortgage servicing assets	651	Discounted cash flow	Discount rate	10.00%
			Prepayment speed (PSA)	144.6 – 316.4
			Cost to service (Basis points)	40

Trust preferred securities	421	Discounted cash flow	Discount rate	Three-month LIBOR plus 20%

(1) Represents the yield on contractual cash flows prior to modification in troubled debt restructurings.

(25) Parent Company Only

Presented below are the condensed balance sheet, statement of income, and statement of cash flows for Territorial Bancorp Inc.

Condensed Balance Sheet

	December 31,
(Dollars in thousands)	2013	2012
Assets
Cash	$13,079	$10,369
Investment in Territorial Savings Bank	196,563	203,254
Receivable from Territorial Savings Bank	933	863
Prepaid expenses and other assets	2,103	4,498
Total assets	$212,678	$218,984
Liabilities and Equity
Other liabilities	$538	$12
Equity	212,140	218,972
Total liabilities and equity	$212,678	$218,984

Condensed Statement of Income

	For the Year Ended December 31,
(Dollars in thousands)	2013	2012	2011

Interest and dividend income:
Dividends from Territorial Savings Bank	$25,000	$11,788	$18,087
Interest-earning deposit with Territorial Savings Bank	26	32	81
Total interest and dividend income	25,026	11,820	18,168

Noninterest expense:
Salaries	37	37	36
Other general and administrative expenses	728	763	677
Total noninterest expense	765	800	713

Income before income taxes and equity in undistributed earnings in subsidiaries	24,261	11,020	17,455

Income taxes	(299)	(297)	(65)

Income before equity in undistributed earnings in subsidiaries	24,560	11,317	17,520

Equity in undistributed earnings of Territorial Savings Bank, net of dividends	(9,913)	3,521	(4,731)

Net income	$14,647	$14,838	$12,789

Condensed Statement of Cash Flows

	For the Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$14,647	$14,838	$12,789
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Territorial Savings Bank, net of dividends	9,913	(3,521)	4,731
ESOP expense	1,125	1,082	967
Excess tax benefits from share-based compensation	—	(54)	—
Net (increase) decrease in prepaid expenses and other assets	2,325	172	(2,814)
Net increase (decrease) in other liabilities	526	(136)	97
Net cash provided by operating activities	28,536	12,381	15,770

Cash flows from investing activities:
Investment in Territorial Savings Bank	—	—	—
Net cash used in investing activities	—	—	—

Cash flows from financing activities:
Excess tax benefits from share-based compensation	—	54	—
Proceeds from issuance of common stock, net of costs	—	717	—
Purchases of company stock	(19,595)	(8,025)	(25,464)
Cash dividends paid	(6,231)	(5,728)	(3,886)
Net cash used in financing activities	(25,826)	(12,982)	(29,350)
Net increase (decrease) in cash	2,710	(601)	(13,580)
Cash at beginning of the period	10,369	10,970	24,550
Cash at end of the period	$13,079	$10,369	$10,970

(26) Unaudited Quarterly Financial Information

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(Dollars in thousands, except per share data)
2013:
Interest and dividend income	$13,882	$13,783	$14,091	$14,419	$56,175
Interest expense	1,700	1,610	1,520	1,452	6,282
Net interest income	12,182	12,173	12,571	12,967	49,893
Provision (reversal of allowance) for loan losses	18	(16)	45	(8)	39
Net interest income after provision for loan losses	12,164	12,189	12,526	12,975	49,854
Noninterest income	2,360	2,311	2,323	1,722	8,716
Noninterest expense	8,716	8,595	8,720	9,046	35,077
Income before income taxes	5,808	5,905	6,129	5,651	23,493
Income taxes	2,167	2,244	2,298	2,137	8,846
Net income	3,641	3,661	3,831	3,514	14,647
Basic earnings per share	0.37	0.37	0.40	0.37	1.51
Diluted earnings per share	0.36	0.36	0.39	0.37	1.49
Cash dividends declared per common share	0.12	0.13	0.13	0.24	0.62

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(Dollars in thousands, except per share data)
2012:
Interest and dividend income	$15,629	$15,490	$14,826	$14,204	$60,149
Interest expense	2,578	2,517	2,226	1,908	9,229
Net interest income	13,051	12,973	12,600	12,296	50,920
Provision (reversal of allowance) for loan losses	84	(79)	167	243	415
Net interest income after provision for loan losses	12,967	13,052	12,433	12,053	50,505
Noninterest income	1,442	1,407	1,922	2,297	7,068
Noninterest expense	8,638	8,498	8,597	8,705	34,438
Income before income taxes	5,771	5,961	5,758	5,645	23,135
Income taxes	2,231	2,115	2,111	1,840	8,297
Net income	3,540	3,846	3,647	3,805	14,838
Basic earnings per share	0.35	0.38	0.36	0.38	1.47
Diluted earnings per share	0.34	0.37	0.36	0.37	1.45
Cash dividends declared per common share	0.10	0.11	0.11	0.22	0.54

(27) Subsequent Events

On January 30, 2014, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.14 per share of common stock.  The dividend was paid on February 27, 2014 to stockholders of record as of February 13, 2014.

In November 2013, the Bank filed with the Division of Financial Institutions, State of Hawaii, an application to convert from a federal savings bank to a Hawaii-chartered state savings bank.  As part of the charter conversion, the Bank intends to file an application with the Federal Reserve Bank of San Francisco to become a member bank. The Company will continue to be regulated by the Federal Reserve Board and remain a savings and loan holding company.  On February 28, 2014, the Hawaii Commissioner of Financial Institutions approved the Bank’s application. The charter conversion remains subject to regulatory approval of the Federal Reserve Bank of San Francisco, and no timetable has been established for the completion of the charter conversion.

ITEM 9.                           Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.                  Controls and Procedures

(a)                                 Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2013.  Based on that evaluation, because of the material weaknesses in internal control over financial reporting described below, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were not effective.

(b)                                 Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as such term is defined in Rule 13a-15(f) in the Exchange Act. The Company’s internal control over financial reporting is defined as a process designed by, or under the supervision of the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). As a result of this assessment, we identified deficiencies in our internal control over financial reporting that we considered to represent “material weaknesses.”  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses in our internal control over financial reporting related to:

(1)         risk assessment processes for effective identification of financial reporting risks and controls, whereby the Company did not perform an appropriate risk assessment process to provide for an effective identification of financial reporting risks and controls within the Company’s financial reporting processes,

(2)         investment securities policies and processes, whereby the Company did not have controls implemented, designed and operating effectively associated with the accounting for investment securities.  Specifically, this material weakness is a result of the aggregation of the following deficiencies:

•                  The Company does not have controls over the completeness and accuracy of vendor prices used to value the Held to Maturity Securities portfolio. Specifically, management did not have controls in place to validate the source and the reliable transmission of the pricing information provided by its primary pricing vendor.

•                  The Company does not have controls over the accuracy of the recording of Held to Maturity Securities to the system of record. Specifically there is no review of information entered into the securities subsystem, including original purchase amount, interest rates, and other key attributes.

•                  The Company does not have controls over the evaluation of impairment of Federal Home Loan Bank stock.  Specifically, the Company’s evaluation is not subject to a review by a qualified person not involved in preparing the initial evaluation.

•                  The Company’s controls over the reconciliation of information between the system of record and the custodian for held to maturity investment securities are not designed with appropriate segregation of duties. Specifically, the individual who performs the reconciliation is the same person responsible for the entry of information into the sub-ledger.

(3)         income tax policies and procedures, whereby the Company did not have controls implemented, designed and operating effectively associated with the accounting for income taxes. Specifically, this material weakness is a result of the aggregation of the following deficiencies:

•                  The Company did not maintain adequate documentation to assess the controls over the completeness and accuracy of information used in the calculation of the income tax provision. Specifically, there is insufficient evidence to determine the proper design and operating effectiveness of the control with an adequate level of precision.

•                  The Company does not have controls over the income tax provision to return reconciliation and evaluation. Specifically, there is no review performed of the provision to return reconciliation.

•                  The Company does not have controls over the effective tax rate calculation. Specifically, there is no review performed of the effective tax rate calculation.

As a result of these control deficiencies as described in items (1), (2), and (3) above, a reasonable possibility exists that material misstatements in the Company’s interim and annual financial statements will not be prevented or detected on a timely basis.

Based on management’s assessment, and as a result of the material weaknesses discussed above, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was not effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, and it is included in Item 8, under Part II of this Annual Report on Form 10-K.

c)                                      Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting

The Company will perform a risk assessment to identify financial risks and controls within the financial reporting processes.  Based on the results of this risk assessment, management will implement additional controls.

The deficiencies in investment securities policies and processes, which were discussed above, are expected to be corrected by the aforementioned risk assessment remediation and implementing the following steps:

•                  The Company will implement controls to validate the source and the reliable transmission of the pricing information provided by its primary pricing vendor.

•                  A change will be made in investment processes to provide for a second review of information entered into the securities system.

•                  A  review by a qualified person not involved in preparing the initial evaluation of the Company’s evaluation of the impairment of Federal Home Loan Bank Stock will be completed.

•                  The reconciliation of the investment system to the reports from the securities custodian will be performed by an individual who does not work with the investment system.  This change will provide for appropriate segregation of duties.

The deficiencies in income tax policies and procedures, which were discussed above, are expected to be corrected by the aforementioned risk assessment remediation and implementing the following steps:

•                  The income tax provision will be prepared by the Controller and reviewed by the Treasurer.  The Treasurer’s review of the income tax provision will include detailed documentation on how the provision was reviewed.

•                  The reconciliation of the income tax provision to the tax return is performed annually in the fourth quarter of each year.  The next reconciliation will be performed in fourth quarter of 2014.  This reconciliation will be prepared by one person and reviewed by a second party.

•                  The effective tax calculation will be prepared by the Controller and reviewed by the Treasurer.  The Treasurer’s review of the effective tax calculation will include detailed documentation on how the calculation was reviewed.

(d)                                 Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, other than the identification of the material weaknesses described above.

ITEM 9B.                  Other Information

None.

PART III

ITEM 10.                    Directors, Executive Officers and Corporate Governance

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders under the captions “Proposal 1—Election of Directors,” “Information About Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics and Business Conduct,” “Nominating and Corporate Governance Committee Procedures—Procedures to be Followed by Stockholders,” “Committees of the Board of Directors” and “—Audit Committee” is incorporated herein by reference.

ITEM 11.                    Executive Compensation

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders under the caption “Executive Compensation” is incorporated herein by reference.

ITEM 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders under the caption “Stock Ownership” is incorporated herein by reference.  Information with respect to the security ownership of our directors and executive officers is included above in “Item 10. Directors, Executive Officers and Corporate Governance,” and is incorporated herein by reference.

Equity Compensation Plan Information

Set forth below is information as of December 31, 2013 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance.

	Equity Compensation Plan Information
	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Share-based Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	1,174,113	$17.38	(1)	122,073

(1) Reflects weighted average price of stock options only

ITEM 13.                    Certain Relationships and Related Transactions, and Director Independence

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders under the captions “Transactions with Certain Related Persons” and “Proposal 1 — Election of Directors” is incorporated herein by reference.

ITEM 14.                    Principal Accountant Fees and Services

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders under the captions “Proposal II—Ratification of Independent Registered Public Accounting Firm—Audit Fees” and “—Pre-Approval of Services by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.                    Exhibits and Financial Statement Schedules

(a)         Financial Statements

The following documents are filed as part of this annual report:

(i)                                     Report of Independent Registered Public Accounting Firm

(ii)                                  Consolidated Balance Sheets at December 31, 2013 and 2012

(iii)                               Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011

(iv)                              Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

(v)                                 Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

(vi)                              Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

(vii)                           Notes to Consolidated Financial Statements

(b)         Exhibits.

3.1	Articles of Incorporation of Territorial Bancorp Inc. (1)
3.2	Bylaws of Territorial Bancorp Inc. (1)
4	Form of Common Stock Certificate of Territorial Bancorp Inc. (1)
10.1	Employment Agreement between Territorial Bancorp Inc. and Allan S. Kitagawa (2)
10.2	Employment Agreement between Territorial Savings Bank and Allan S. Kitagawa (1)
10.3	First Amendment to Employment Agreement between Territorial Savings Bank and Allan S. Kitagawa (4)
10.4	Employment Agreement between Territorial Bancorp Inc. and Vernon Hirata (2)
10.5	Employment Agreement between Territorial Savings Bank and Vernon Hirata (1)
10.6	First Amendment to Employment Agreement between Territorial Savings Bank and Vernon Hirata (4)
10.7	Employment Agreement between Territorial Bancorp Inc. and Ralph Y. Nakatsuka (2)
10.8	Employment Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka (1)
10.9	First Amendment to Employment Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka (4)
10.10	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Allan S. Kitagawa (1)
10.11	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Vernon Hirata (1)
10.12	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka (1)
10.13	Executive Deferred Incentive Agreement between Territorial Savings Bank and Allan S. Kitagawa (1)
10.14	Executive Deferred Incentive Agreement between Territorial Savings Bank and Vernon Hirata (1)
10.15	Territorial Savings Bank 2010 Amended and Restated Employee Stock Ownership Plan (4)

10.16	Territorial Savings Bank Non-Qualified Supplemental Employee Stock Ownership Plan (2)
10.17	Territorial Savings Bank Executive Incentive Compensation Plan (1)
10.18	First Amendment to Territorial Savings Bank Executive Incentive Compensation Plan (1)
10.19	Second Amendment to Territorial Savings Bank Executive Incentive Compensation Plan (4)
10.20	Territorial Bancorp Inc. 2010 Equity Incentive Plan (3)
10.21	Form of Employee Restricted Stock Award (4)
10.22	Form of Employee Stock Option Award (4)
10.23	Form of Director Restricted Stock Award (4)
10.24	Form of Director Stock Option Award (4)
10.25	Territorial Savings Bank Separation Pay Plan and Summary Plan Description (1)
10.26	Amendment One to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Vernon Hirata (5)
10.27	Amendment One to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Ralph Nakatsuka (5)
10.28	Amendment One to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Karen J. Cox (5)
10.29	Amendment Two to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Vernon Hirata (6)
10.30	Amendment Two to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Ralph Nakatsuka (6)
10.31	Second Amendment to Employment Agreement between Territorial Savings Bank and Vernon Hirata (7)
23	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements from Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on April 23, 2014, formatted in XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

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

(3)                                 Incorporated by reference to the Proxy Statement for the 2010 Annual Meeting of Stockholders (file no. 1-34403), filed July 12, 2010.

(4)                                 Incorporated by reference to the Annual Report on Form 10-K/A (file no. 001-34403), filed March 29, 2011.

(5)                                 Incorporated by reference to the Annual Report on Form 10-Q (file no. 001-34403), filed May 14, 2011.

(6)                                 Incorporated by reference to the Annual Report on Form 10-K (file no. 001-34403), filed March 14, 2012.

(7)                                 Incorporated by reference to the Annual Report on Form 10-K (file no. 001-34403), filed March 15, 2013.

(c)          Financial Statement Schedules

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRITORIAL BANCORP INC.

Date: April 23, 2014	By:	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Allan S. Kitagawa	Chairman of the Board, President and Chief Executive	April 23, 2014
Allan S. Kitagawa	Officer (Principal Executive Officer)

/s/ Melvin M. Miyamoto	Senior Vice President and Treasurer (Principal Financial	April 23, 2014
Melvin M. Miyamoto	and Accounting Officer)

/s/ Kirk W. Caldwell	Director	April 23, 2014
Kirk W. Caldwell

/s/ Howard Y. Ikeda	Director	April 23, 2014
Howard Y. Ikeda

/s/ David S. Murakami	Director	April 23, 2014
David S. Murakami

/s/ Richard I. Murakami	Director	April 23, 2014
Richard I. Murakami

/s/ Francis E. Tanaka	Director	April 23, 2014
Francis E. Tanaka