Form 10-Q
period 2014-03-31
Territorial Bancorp Inc.
filed 2014-05-12
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2014

or

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

9,880,383 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of April 30, 2014.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.                                                FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

 (Dollars in thousands, except share data)

	March 31,	December 31,
	2014	2013

ASSETS
Cash and cash equivalents	$72,147	$75,365
Investment securities held to maturity, at amortized cost (fair value of $617,078 and $598,007 at March 31, 2014 and December 31, 2013, respectively)	623,609	613,436
Federal Home Loan Bank stock, at cost	11,579	11,689
Loans held for sale	1,017	2,210
Loans receivable, net	872,631	856,542
Accrued interest receivable	4,419	4,310
Premises and equipment, net	6,058	6,056
Bank-owned life insurance	40,510	40,243
Deferred income taxes receivable	5,734	5,075
Prepaid expenses and other assets	2,303	1,978

Total assets	$1,640,007	$1,616,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,317,308	$1,288,709
Advances from the Federal Home Loan Bank	15,000	15,000
Securities sold under agreements to repurchase	72,000	72,000
Accounts payable and accrued expenses	21,082	23,933
Current income taxes payable	806	1,414
Advance payments by borrowers for taxes and insurance	2,417	3,708

Total liabilities	1,428,613	1,404,764

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 9,880,383 and 10,051,377 shares at March 31, 2014 and December 31, 2013, respectively	99	101
Additional paid-in capital	74,266	77,340
Unearned ESOP shares	(7,218)	(7,340)
Retained earnings	147,959	145,826
Accumulated other comprehensive loss	(3,712)	(3,787)

Total stockholders’ equity	211,394	212,140

Total liabilities and stockholders’ equity	$1,640,007	$1,616,904

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Interest and dividend income:
Investment securities	$5,074	$4,554
Loans	9,540	9,230
Other investments	43	98
Total interest and dividend income	14,657	13,882

Interest expense:
Deposits	1,091	1,120
Advances from the Federal Home Loan Bank	66	103
Securities sold under agreements to repurchase	343	477
Total interest expense	1,500	1,700

Net interest income	13,157	12,182
Provision for loan losses	9	18

Net interest income after provision for loan losses	13,148	12,164

Noninterest income:
Service fees on loan and deposit accounts	499	501
Income on bank-owned life insurance	268	221
Gain on sale of investment securities	346	888
Gain on sale of loans	79	645
Other	166	105
Total noninterest income	1,358	2,360

Noninterest expense:
Salaries and employee benefits	5,363	5,352
Occupancy	1,422	1,251
Equipment	914	872
Federal deposit insurance premiums	199	190
Other general and administrative expenses	966	1,051
Total noninterest expense	8,864	8,716

Income before income taxes	5,642	5,808
Income taxes	2,180	2,167
Net income	$3,462	$3,641

Basic earnings per share	$0.38	$0.37
Diluted earnings per share	$0.37	$0.36
Cash dividends declared per common share	$0.14	$0.12
Basic weighted-average shares outstanding	9,187,540	9,917,359
Diluted weighted-average shares outstanding	9,380,160	10,117,034

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

 (Dollars in thousands)

	Three Months Ended March 31,
	2014	2013

Net income	$3,462	$3,641

Change in unrealized loss on securities	3	8
Noncredit related gains on securities not expected to be sold	72	22
Other comprehensive income	75	30

Comprehensive income	$3,537	$3,671

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity

Balances at December 31, 2012	$108	$93,616	$(7,829)	$137,410	$(4,333)	$218,972

Net income	—	—	—	3,641	—	3,641
Other comprehensive income	—	—	—	—	30	30
Cash dividends declared ($0.12 per share)	—	—	—	(1,239)	—	(1,239)
Share-based compensation	—	660	—	—	—	660
Allocation of 12,233 ESOP shares	—	163	122	—	—	285
Repurchase of 151,160 shares of company common stock	(1)	(3,410)	—	—	—	(3,411)

Balances at March 31, 2013	$107	$91,029	$(7,707)	$139,812	$(4,303)	$218,938

Balances at December 31, 2013	$101	$77,340	$(7,340)	$145,826	$(3,787)	$212,140

Net income	—	—	—	3,462	—	3,462
Other comprehensive income	—	—	—	—	75	75
Cash dividends declared ($0.14 per share)	—	—	—	(1,329)	—	(1,329)
Share-based compensation	—	660	—	—	—	660
Allocation of 12,233 ESOP shares	—	151	122	—	—	273
Repurchase of 170,994 shares of company common stock	(2)	(3,885)	—	—	—	(3,887)

Balances at March 31, 2014	$99	$74,266	$(7,218)	$147,959	$(3,712)	$211,394

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2014	2013

Cash flows from operating activities:
Net income	$3,462	$3,641
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	9	18
Depreciation and amortization	328	288
Deferred income tax benefit	(707)	(95)
Amortization of fees, discounts, and premiums	(106)	192
Origination of loans held for sale	(8,590)	(25,230)
Proceeds from sales of loans held for sale	9,862	25,324
Gain on sale of loans, net	(79)	(645)
Purchases of investment securities held for trading	(5,041)	—
Proceeds from sale of investment securities held for trading	5,071	—
Gain on sale of investment securities held for trading	(30)	—
Gain on sale of investment securities held to maturity	(316)	(888)
ESOP expense	273	285
Share-based compensation expense	660	660
Increase in accrued interest receivable	(109)	(43)
Net increase in bank-owned life insurance	(267)	(221)
Net increase in prepaid expenses and other assets	(325)	(145)
Net decrease in accounts payable and accrued expenses	(2,326)	(2,047)
Net decrease in advance payments by borrowers for taxes and insurance	(1,291)	(1,191)
Net decrease in income taxes payable	(608)	(218)
Net cash used in operating activities	(130)	(315)

Cash flows from investing activities:
Purchases of investment securities held to maturity	(27,926)	(74,568)
Principal repayments on investment securities held to maturity	14,419	60,306
Proceeds from sale of investment securities held to maturity	3,724	13,630
Loan originations, net of principal repayments on loans receivable	(15,943)	(18,494)
Proceeds from redemption of Federal Home Loan Bank stock	110	110
Purchases of premises and equipment	(330)	(104)
Net cash used in investing activities	(25,946)	(19,120)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2014	2013

Cash flows from financing activities:
Net increase (decrease) in deposits	$28,599	$(613)
Repayments of securities sold under agreements to repurchase	—	(5,000)
Purchases of company stock	(4,412)	(3,411)
Cash dividends paid	(1,329)	(1,239)
Net cash provided by (used in) financing activities	22,858	(10,263)

Net decrease in cash and cash equivalents	(3,218)	(29,698)

Cash and cash equivalents at beginning of the period	75,365	182,818

Cash and cash equivalents at end of the period	$72,147	$153,120

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$1,467	$1,718
Income taxes	3,495	2,480

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)                     Basis of Presentation

The accompanying unaudited consolidated financial statements of Territorial Bancorp Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  These interim condensed consolidated financial statements and notes should be read in conjunction with Territorial Bancorp Inc.’s consolidated financial statements and notes thereto filed as part of the Annual Report on Form 10-K for the year ended December 31, 2013.  In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments.  Interim results of operations are not necessarily indicative of results to be expected for the year.

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

(3)                     Recently Adopted Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) amended the Receivables topic of the FASB Accounting Standards Codification (ASC).  The amendment clarifies when an in substance repossession or foreclosure occurs and when a mortgage loan should be derecognized and the related real property recognized.  The amendment also requires disclosures about the amount of foreclosed residential real property held and the recorded investment in mortgage loans collateralized by residential real property in the process of foreclosure.  The amendment is effective for interim and annual periods beginning after December 15, 2014, with early adoption allowed.  The Company does not expect the adoption of this amendment to have a material effect on its consolidated financial statements.

(4)                     Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	March 31,	December 31,
(Dollars in thousands)	2014	2013

Cash and due from banks	$8,723	$9,962
Interest-earning deposits in other banks	63,424	65,403
Cash and cash equivalents	$72,147	$75,365

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank.

(5)                     Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Carrying	Gross Unrealized		Estimated
(Dollars in thousands)	Value	Gains	Losses	Fair Value

March 31, 2014:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$622,954	$9,908	$(16,439)	$616,423
Trust preferred securities	655	—	—	655
Total	$623,609	$9,908	$(16,439)	$617,078

December 31, 2013:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$612,899	$7,979	$(23,408)	$597,470
Trust preferred securities	537	—	—	537
Total	$613,436	$7,979	$(23,408)	$598,007

The carrying and estimated fair value of investment securities at March 31, 2014 are shown below. Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Carrying	Estimated
(Dollars in thousands)	Value	Fair Value

Held to maturity:
Due within 5 years	$485	$485
Due after 5 years through 10 years	81	86
Due after 10 years	623,043	616,507
Total	$623,609	$617,078

Realized gains and losses and the proceeds from sales of securities available for sale, held to maturity and trading are shown in the table below.  All sales of securities were U.S. government-sponsored mortgage-backed securities.

	For the Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Proceeds from sales	$8,795	$13,630
Gross gains	346	888
Gross losses	—	—

During the three months ended March 31, 2014, the Company received proceeds of $3.7 million from the sale of $3.4 million of held-to-maturity debt securities, resulting in gross realized gains of $316,000.  During the three months ended March 31, 2013, the Company received proceeds of $13.6 million from the sale of $12.7 million of held-to-maturity debt securities, resulting in gross realized gains of $888,000.  The sale of these securities, for which the Company had already collected a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investment topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio.

Investment securities with carrying values of $273.1 million and $273.2 million at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at March 31, 2014 and December 31, 2013. The Company does not intend to sell these securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities		Unrealized		Unrealized	Number of		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses

March 31, 2014:
Mortgage-backed securities	$311,457	$13,303	$39,564	$3,136	67	$351,021	$16,439

December 31, 2013:
Mortgage-backed securities	$361,445	$21,678	$22,010	$1,730	69	$383,455	$23,408

Mortgage-Backed Securities.  The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates.  All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its amortized cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2014 and December 31, 2013.

Trust Preferred Securities.  At March 31, 2014, the Company owns two trust preferred securities, PreTSL XXIII and XXIV. The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.  Both of these securities are classified in the Bank’s held-to-maturity investment portfolio.

The trust preferred securities market is considered to be inactive as only three transactions have occurred over the past 27 months in the same tranche of securities owned by the Company.  The Company used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in trust preferred securities did not incur additional impairment during the quarter ending March 31, 2014.

PreTSL XXIV has a book value of $0 at March 31, 2014.  PreTSL XXIII has a book value of $655,000 at March 31, 2014.  The difference between the book value of $655,000 and the remaining amortized cost basis of $1.1 million is reported as other comprehensive loss and is related to noncredit factors such as the trust preferred securities market being inactive.

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

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)	2014	2013
Balance at January 1,	$5,885	$5,885
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Balance at March 31,	$5,885	$5,885

The table below shows the components of comprehensive loss, net of taxes, resulting from other-than-temporarily impaired securities:

	March 31,
(Dollars in thousands)	2014	2013
Noncredit losses on other-than-temporarily impaired securities, net of taxes	$305	$423

(6)                     Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Real estate loans:
First mortgages:
One- to four-family residential	$836,837	$823,273
Multi-family residential	4,835	4,877
Construction, commercial, and other	16,577	13,554
Home equity loans and lines of credit	15,963	16,524
Total real estate loans	874,212	858,228
Other loans:
Loans on deposit accounts	321	342
Consumer and other loans	4,256	4,307
Total other loans	4,577	4,649
Less:
Net unearned fees and discounts	(4,673)	(4,849)
Allowance for loan losses	(1,485)	(1,486)
Total unearned fees, discounts and allowance for loan losses	(6,158)	(6,335)
Loans receivable, net	$872,631	$856,542

The activity in the allowance for loan losses on loans receivable is as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Balance, beginning of period	$1,486	$1,672
Provision for loan losses	9	18
	1,495	1,690
Charge-offs	(17)	(52)
Recoveries	7	29
Net charge-offs	(10)	(23)
Balance, end of period	$1,485	$1,667

The table below presents the activity in the allowance for loan losses by portfolio segment:

(Dollars in thousands)	Residential Mortgage	Construction, Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals
Three months ended March 31, 2014:
Balance, beginning of period	$376	$799	$10	$229	$72	$1,486
Provision (reversal of allowance) for loan losses	58	24	(4)	(65)	(4)	9
	434	823	6	164	68	1,495
Charge-offs	—	—	—	(17)	—	(17)
Recoveries	—	—	1	6	—	7
Net charge-offs	—	—	1	(11)	—	(10)
Balance, end of period	$434	$823	$7	$153	$68	$1,485

Three months ended March 31, 2013:
Balance, beginning of period	$590	$818	$35	$107	$122	$1,672
Provision (reversal of allowance) for loan losses	(26)	—	(3)	47	—	18
	564	818	32	154	122	1,690
Charge-offs	(1)	—	—	(51)	—	(52)
Recoveries	22	—	3	4	—	29
Net charge-offs	21	—	3	(47)	—	(23)
Balance, end of period	$585	$818	$35	$107	$122	$1,667

Management considers the allowance for loan losses at March 31, 2014 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions at that date.  While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings.  In addition, as an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review the allowance for loan losses.  The Office of the Comptroller of the Currency may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

(Dollars in thousands)	Residential Mortgage	Construction, Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals
March 31, 2014:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	434	823	7	153	68	1,485
Total ending allowance balance	$434	$823	$7	$153	$68	$1,485

Loans:
Ending loan balance:
Individually evaluated for impairment	$7,212	$—	$157	$—	$—	$7,369
Collectively evaluated for impairment	829,805	16,551	15,814	4,577	—	866,747
Total ending loan balance	$837,017	$16,551	$15,971	$4,577	$—	$874,116

December 31, 2013:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	376	799	10	229	72	1,486
Total ending allowance balance	$376	$799	$10	$229	$72	$1,486

Loans:
Ending loan balance:
Individually evaluated for impairment	$8,373	$—	$160	$—	$—	$8,533
Collectively evaluated for impairment	814,960	13,514	16,372	4,649	—	849,495
Total ending loan balance	$823,333	$13,514	$16,532	$4,649	$—	$858,028

The table below presents the balance of impaired loans and the related amount of allocated loan loss allowances:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Loans with no allocated allowance for loan loss	$7,369	$8,533
Loans with allocated allowance for loan loss	—	—
Total impaired loans	$7,369	$8,533

Amount of allocated loan loss allowance	$—	$—

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance
March 31, 2014:
With no related allowance recorded:
One- to four-family residential mortgages	$7,212	$7,546
Home equity loans and lines of credit	157	165
Total	$7,369	$7,711

December 31, 2013:
With no related allowance recorded:
One- to four-family residential mortgages	$8,373	$8,716
Home equity loans and lines of credit	160	165
Total	$8,533	$8,881

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	For the Three Months Ended March 31,
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized
2014:
With no related allowance recorded:
One- to four-family residential mortgages	$7,248	$32
Home equity loans and lines of credit	158	—
Total	$7,406	$32

2013:
With no related allowance recorded:
One- to four-family residential mortgages	$7,475	$34
Home equity loans and lines of credit	160	—
Total	$7,635	$34

There were no loans individually evaluated for impairment with a related allowance for loan loss as of March 31, 2014 or December 31, 2013.  Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they are written down to fair value.

The table below presents the aging of loans and accrual status by class of loans:

(Dollars in thousands)	30 — 59 Days Past Due	60 — 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total Loans	Nonaccrual Loans	Loans More Than 90 Days Past Due and Still Accruing
March 31, 2014:
One- to four-family residential mortgages	$273	$1,069	$1,033	$2,375	$829,832	$832,207	$4,964	$—
Multi-family residential mortgages	—	—	—	—	4,810	4,810	—	—
Construction, commercial and other mortgages	—	—	—	—	16,551	16,551	—	—
Home equity loans and lines of credit	37	—	—	37	15,934	15,971	157	—
Loans on deposit accounts	—	—	—	—	321	321	—	—
Consumer and other	7	1	—	8	4,248	4,256	—	—

Total	$317	$1,070	$1,033	$2,420	$871,696	$874,116	$5,121	$—

December 31, 2013:
One- to four-family residential mortgages	$376	$612	$1,577	$2,565	$815,917	$818,482	$5,840	$—
Multi-family residential mortgages	—	—	—	—	4,851	4,851	—	—
Construction, commercial and other mortgages	—	—	—	—	13,514	13,514	—	—
Home equity loans and lines of credit	—	—	—	—	16,532	16,532	160	—
Loans on deposit accounts	—	—	—	—	342	342	—	—
Consumer and other	11	4	—	15	4,292	4,307	—	—

Total	$387	$616	$1,577	$2,580	$855,448	$858,028	$6,000	$—

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

The Company had 16 nonaccrual loans with a book value of $5.1 million at March 31, 2014 and 19 nonaccrual loans with a book value of $6.0 million as of December 31, 2013.  The Company collected interest on nonaccrual loans of $52,000 and $32,000 during the three months ended March 31, 2014 and 2013, respectively, but due to regulatory requirements, we recorded it as a reduction of principal.  The Company would have recognized additional interest income of $70,000 and $92,000 during the three months ended March 31, 2014 and 2013, respectively, had the loans been accruing interest.  The Company did not have any loans more than 90 days past due and still accruing interest as of March 31, 2014 and December 31, 2013.

There were no loans modified in a troubled debt restructuring during the three months ended March 31, 2014 or 2013. There were no new troubled debt restructurings within the past 12 months that subsequently defaulted.

The Company had 18 troubled debt restructurings totaling $5.2 million as of March 31, 2014 that were considered to be impaired.  This total included 17 one- to four-family residential mortgage loans totaling $5.0 million and one home equity loan for $157,000.  Six of the loans, totaling $2.1 million, were performing in accordance with their restructured terms and accruing interest at March 31, 2014.  One of the loans, for $193,000, was 59 days delinquent and accruing interest at March 31, 2014.  Eleven of the loans, totaling $2.9 million, were performing in accordance with their restructured terms but not accruing interest at March 31, 2014.  The Company had 20 troubled debt restructurings totaling $5.8 million as of December 31, 2013 that were considered to be impaired.  This total included 19 one- to four-family residential mortgage loans totaling $5.6 million and one home equity loan for $160,000.  Eight of the loans, totaling $2.5 million, were performing in accordance with their restructured terms and accruing interest at December 31, 2013.  Twelve of the loans, totaling $3.3 million, were performing in accordance with their restructured terms but not accruing interest at December 31, 2013.  Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers.  We have no commitments to lend any additional funds to these borrowers.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii.  Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the three months ended March 31, 2014 and 2013, the Company sold $9.9 million and $24.9 million, respectively, of mortgage loans held for sale and recognized gains of $79,000 and $645,000, respectively.  The Company had four loans held for sale totaling $1.0 million at March 31, 2014 and six loans held for sale totaling $2.2 million at December 31, 2013.

The Company serviced loans for others of $67.3 million at March 31, 2014 and $68.4 million at December 31, 2013. Of these amounts, $2.6 million and $3.1 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at March 31, 2014 and December 31, 2013, respectively.  The amount of contractually specified servicing fees earned for the three-month periods ended March 31, 2014 and 2013 was $47,000 and $58,000, respectively.  The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

(7)                     Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts.  Securities sold under agreements to repurchase are summarized as follows:

	March 31, 2014		December 31, 2013
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
1 year or less	$37,000	2.15%	$—	—%
Over 1 year to 2 years	10,000	1.94	47,000	2.11
Over 3 years to 4 years	25,000	1.48	25,000	1.46
Total	$72,000	1.88%	$72,000	1.88%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at March 31, 2014.  The amount at risk is the greater of the carrying value or fair value over the repurchase liability.  All the agreements to repurchase are with JP Morgan Securities and the securities pledged are issued and guaranteed by U.S. government-sponsored enterprises.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$81,576	$79,941	$72,000	$9,576	22

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
March 31, 2014:
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

The Company also sponsors a Supplemental Employee Retirement Plan (SERP), a noncontributory supplemental retirement benefit plan, which covers certain current and former employees of the Company for amounts in addition to those provided under the Pension Plan.

The components of net periodic benefit cost were as follows:

	SERP
	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Net periodic benefit cost for the period
Service cost	$25	$41
Interest cost	30	28
Expected return on plan assets	—	—
Amortization of prior service cost	—	—
Recognized actuarial loss	—	—
Recognized curtailment loss	—	—
Net periodic benefit cost	$55	$69

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company.  The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants.  As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity.  The shares committed to be released are considered outstanding for earnings per share computations.  Compensation expense recognized for the three months ended March 31, 2014 and 2013 amounted to $240,000 and $262,000, respectively.

Shares held by the ESOP trust were as follows:

	March 31,	December 31,
	2014	2013
Allocated shares	251,474	239,241
Unearned shares	721,756	733,989
Total ESOP shares	973,230	973,230
Fair value of unearned shares, in thousands	$15,590	$17,029

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula.  The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans.  We accrue for these benefits over the period during which employees provide services to earn these benefits.  For the three months ended March 31, 2014 and 2013, we accrued $74,000 and $89,000, respectively, for the ESOP restoration plan.

(11)                          Share-Based Compensation

On August 19, 2010, Territorial Bancorp Inc. adopted the 2010 Equity Incentive Plan, which provides for awards of stock options and restricted stock to key officers and outside directors.  In accordance with the Compensation — Stock Compensation topic of the FASB ASC, the cost of the 2010 Equity Incentive Plan is based on the fair value of the awards on the grant date.  The fair value of restricted stock is based on the closing price of the Company’s stock on the grant date.  The fair value of stock options is estimated using a Black-Scholes option pricing model using assumptions for dividend yield, stock price volatility, risk-free interest rate and option term.  These assumptions are based on our judgments regarding future events, are subjective in nature, and cannot be determined with precision.  The cost of the awards is being recognized on a straight-line basis over the five- or six-year vesting period during which participants are required to provide services in exchange for the awards.

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

	For the Three Months Ended March 31,
(In thousands)	2014	2013
Compensation expense	$660	$660
Income tax benefit	313	338

Shares of our common stock issued under the 2010 Equity Incentive Plan shall be authorized but unissued shares. The maximum number of shares that will be awarded under the plan will be 1,712,637 shares.

Stock Options

The table below presents the stock option activity for the three months ended March 31, 2014 and 2013:

	Options	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2013	832,954	$17.38	6.68	$4,845
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Options outstanding at March 31, 2014	832,954	$17.38	6.43	$3,512

Options outstanding at December 31, 2012	832,954	$17.38	7.67	$4,554
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Options outstanding at March 31, 2013	832,954	$17.38	7.43	$5,328

Options vested and exercisable at March 31, 2014	416,169	$17.38	6.43	$1,757

No stock options vested during the three months ended March 31, 2014 or 2013.

As of March 31, 2014, the Company had $1.7 million of unrecognized compensation costs related to the stock option plan. The cost of the stock option plan is being amortized over the five- to six-year vesting period.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant.  Unvested restricted stock awards may not be disposed of or transferred during the vesting period.  Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	340,065	$17.39
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2014	340,065	$17.39

Nonvested at December 31, 2012	453,397	$17.39
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2013	453,397	$17.39

As of March 31, 2014, the Company had $4.8 million of unrecognized compensation cost related to restricted stock awards.  The cost of the restricted stock awards is being amortized over the five- or six-year vesting period.

(12)                          Earnings Per Share

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended
	March 31,
(Dollars in thousands, except share data)	2014	2013

Net income	$3,462	$3,641

Weighted-average number of shares used in:
Basic earnings per share	9,187,540	9,917,359
Dilutive common stock equivalents:
Stock options and restricted stock units	192,620	199,675
Diluted earnings per share	9,380,160	10,117,034
Net income per common share, basic	$0.38	$0.37
Net income per common share, diluted	$0.37	$0.36

(13)                          Accumulated Other Comprehensive Loss

The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes:

(Dollars in thousands)	Unfunded Pension Liability	Noncredit Related Losses on Securities Not Expected to Be Sold	Unrealized Loss on Securities	Total

Balances at December 31, 2013	$3,338	376	73	$3,787

Other comprehensive income before reclassifications	—	(72)	(3)	(75)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	—	(72)	(3)	(75)

Balances at March 31, 2014	$3,338	304	70	$3,712

Balances at December 31, 2012	$3,792	445	96	$4,333

Other comprehensive income before reclassifications	—	(22)	(8)	(30)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	—	(22)	(8)	(30)

Balances at March 31, 2013	$3,792	423	88	$4,303

The table below presents the tax effect on each component of other comprehensive loss:

	March 31,
	2014			2013
(Dollars in thousands)	Pretax Amount	Tax	After Tax Amount	Pretax Amount	Tax	After Tax Amount

Unfunded pension liability	$—	$—	$—	$—	$—	$—
Noncredit related losses on securities not expected to be sold	(118)	46	(72)	(36)	14	(22)
Unrealized loss on securities	(5)	2	(3)	(13)	5	(8)

Total	$(123)	$48	$(75)	$(49)	$19	$(30)

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

The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.  The trust preferred securities market is considered to be inactive since there have been only three sales transactions of similar rated securities over the past 27 months and no new issues of pooled trust preferred securities have occurred since 2007.  The fair value of our trust preferred securities was determined using a discounted cash flow model.  Our model used a discount rate equal to three-month LIBOR plus 20.00% and provided a fair value estimate of $18.51 per $100 of par value for PreTSL XXIII.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2014
Assets
Cash and cash equivalents	$72,147	$72,147	$72,147	$—	$—
Investment securities held to maturity	623,609	617,078	—	616,423	655
FHLB stock	11,579	11,579	—	11,579	—
Loans held for sale	1,017	1,036	—	1,036	—
Loans receivable, net	872,631	898,592	—	—	898,592
Accrued interest receivable	4,419	4,419	4,419	—	—
Interest rate contracts	20	20	—	20	—

Liabilities
Deposits	1,317,308	1,317,762	1,103,098	—	214,664
Advances from the Federal Home Loan Bank	15,000	15,088	—	—	15,088
Securities sold under agreements to repurchase	72,000	72,976	—	—	72,976
Accounts payable and accrued expenses (excluding interest rate contracts)	21,064	21,064	21,064	—	—
Interest rate contracts	18	18	—	18	—
Current income taxes payable	806	806	806	—	—
Advance payments by borrowers for taxes and insurance	2,417	2,417	2,417	—	—

December 31, 2013
Assets
Cash and cash equivalents	$75,365	$75,365	$75,365	$—	$—
Investment securities held to maturity	613,436	598,007	—	597,470	537
FHLB stock	11,689	11,689	—	11,689	—
Loans held for sale	2,210	2,252	—	2,252	—
Loans receivable, net	856,542	880,852	—	—	880,852
Accrued interest receivable	4,310	4,310	4,310	—	—
Interest rate contracts	25	25	—	25	—

Liabilities
Deposits	1,288,709	1,289,348	1,078,712	—	210,636
Advances from the Federal Home Loan Bank	15,000	15,110	—	—	15,110
Securities sold under agreements to repurchase	72,000	73,151	—	—	73,151
Accounts payable and accrued expenses (excluding interest rate contracts)	23,905	23,905	23,905	—	—
Interest rate contracts	28	28	—	28	—
Current income taxes payable	1,414	1,414	1,414	—	—
Advance payments by borrowers for taxes and insurance	3,708	3,708	3,708	—	—

At March 31, 2014 and December 31, 2013, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

March 31, 2014
Interest rate contracts – assets	$—	$20	$—	$20
Interest rate contracts – liabilities	—	(18)	—	(18)

December 31, 2013
Interest rate contracts – assets	$—	$25	$—	$25
Interest rate contracts – liabilities	—	(28)	—	(28)

The fair value of interest rate contracts was determined by referring to prices quoted in the secondary market for similar contracts. Gains and losses are included in gain on sale of loans in the consolidated statements of income.

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013 and the related gains and losses for the three months ended March 31, 2014 and the year ended December 31, 2013:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
March 31, 2014:
Impaired loans	$—	$—	$327	$327	$—
Trust preferred securities	—	—	655	655	118

December 31, 2013:
Impaired loans	$—	$—	$5,456	$5,456	$76
Trust preferred securities	—	—	537	537	116

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

The table below presents the significant unobservable inputs for Level 3 nonrecurring fair value measurements:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Value

March 31, 2014:
Impaired loans – non-collateral dependent	$327	Discounted cash flow	Discount rate (1)	6.10%

Trust preferred securities	655	Discounted cash flow	Discount rate	Three-month LIBOR plus 20%

December 31, 2013:
Impaired loans – non-collateral dependent	$5,456	Discounted cash flow	Discount rate (1)	3.15% - 6.94%

Trust preferred securities	537	Discounted cash flow	Discount rate	Three-month LIBOR plus 20%

(1) Represents the yield on contractual cash flows prior to modification in troubled debt restructurings.

(15)              Subsequent Events

On May 1, 2014, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.15 per share of common stock.  The dividend is expected to be paid on May 29, 2014 to stockholders of record as of May 15, 2014.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Assets.  At March 31, 2014, our assets were $1.640 billion, an increase of $23.1 million, or 1.4%, from $1.617 billion at December 31, 2013.  The increase in assets was primarily the result of an increase in loans receivable and investment securities.

Cash and Cash Equivalents.  Cash and cash equivalents were $72.1 million at March 31, 2014, a decrease of $3.2 million since December 31, 2013.  During the three months ended March 31, 2014, cash was used to fund a $14.9 million increase in total loans and a $10.2 million increase in investment securities.  In addition, the Company repurchased $3.9 million of common stock and paid $1.3 million of common stock dividends.  This was partially offset by a $28.6 million increase in deposits.

Loans.  Total loans, including $1.0 million of loans held for sale, were $873.6 million at March 31, 2014, or 53.3% of total assets.  During the three months ended March 31, 2014, the loan portfolio increased by $14.9 million, or 1.7%.  The increase in the loan portfolio primarily occurred as the production of new one- to four-family residential loans exceeded principal repayments and loan sales.

Securities.  At March 31, 2014, our securities portfolio totaled $623.6 million, or 38.0% of total assets.  At March 31, 2014, all of such securities were classified as held-to-maturity and none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans.  During the three months ended March 31, 2014, our securities portfolio increased by $10.2 million, or 1.7%, as purchases exceeded repayments and sales.

At March 31, 2014, we owned trust preferred securities with a carrying value of $655,000.  This portfolio consists of two securities, which represent investments in a pool of debt obligations issued by Federal Deposit Insurance Corporation-insured financial institutions, insurance companies and real estate investment trusts.

The trust preferred securities market is considered to be inactive as only three transactions have occurred over the past 27 months in the same tranche of securities that we own.  We used a discounted cash flow model to determine whether these securities were other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.  We used a discount rate equal to three-month LIBOR plus 20.00% and provided a fair value estimate of $18.51 per $100 of par value for PreTSL XXIII.

Based on the Company’s review, the Company’s investment in trust preferred securities did not incur additional impairment during the quarter ending March 31, 2014.

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

Deposits. Deposits were $1.317 billion at March 31, 2014, an increase of $28.6 million, or 2.2%, since December 31, 2013.  The growth in deposits occurred in savings and checking accounts.

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank of Seattle and funds borrowed under securities sold under agreements to repurchase.  During the three months ended March 31, 2014, our borrowings remained constant at $87.0 million.  We have not required any other borrowings to fund our operations.  Instead, we have primarily funded our operations with additional deposits, proceeds from loan and security sales and principal repayments on loans and mortgage-backed securities.

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

	For the Three Months Ended March 31,
	2014			2013
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$822,891	$9,010	4.38%	$750,070	$8,680	4.63%
Multi-family residential	4,852	68	5.61	6,850	99	5.78
Construction, commercial and other	15,325	196	5.12	13,767	177	5.14
Home equity loans and lines of credit	16,350	199	4.87	14,843	204	5.50
Other loans	4,601	67	5.82	4,737	70	5.91
Total loans	864,019	9,540	4.42	790,267	9,230	4.67
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	617,715	5,074	3.29	545,008	4,554	3.34
Trust preferred securities	538	—	—	422	—	—
Total securities	618,253	5,074	3.28	545,430	4,554	3.34
Other	83,402	43	0.21	179,006	98	0.22
Total interest-earning assets	1,565,674	14,657	3.74	1,514,703	13,882	3.67
Non-interest-earning assets	65,449			56,347
Total assets	$1,631,123			$1,571,050

Interest-bearing liabilities:
Savings accounts	$915,607	$805	0.35%	$882,766	$788	0.36%
Certificates of deposit	213,494	278	0.52	197,829	324	0.66
Money market accounts	826	1	0.48	645	—	—
Checking and Super NOW accounts	138,350	7	0.02	122,517	8	0.03
Total interest-bearing deposits	1,268,277	1,091	0.34	1,203,757	1,120	0.37
Federal Home Loan Bank advances	15,000	66	1.76	20,000	103	2.06
Securities sold under agreements to repurchase	72,000	343	1.91	66,500	477	2.87
Total interest-bearing liabilities	1,355,277	1,500	0.44	1,290,257	1,700	0.53
Non-interest-bearing liabilities	64,218			61,567
Total liabilities	1,419,495			1,351,824
Stockholders’ equity	211,628			219,226
Total liabilities and stockholders’ equity	$1,631,123			$1,571,050

Net interest income		$13,157			$12,182
Net interest rate spread (3)			3.30%			3.14%
Net interest-earning assets (4)	$210,397			$224,446
Net interest margin (5)			3.36%			3.22%
Interest-earning assets to interest-bearing liabilities	115.52%			117.40%

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

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013

General.  Net income decreased by $179,000, or 4.9%, to $3.5 million for the three months ended March 31, 2014 from $3.6 million for the three months ended March 31, 2013.  The decrease in net income was primarily caused by a $1.0 million decrease in noninterest income and a $148,000 increase in noninterest expense.  This was partially offset by a $775,000 increase in interest and dividend income and a $200,000 decrease in interest expense.

Net Interest Income.  Net interest income increased by $975,000, or 8.0%, to $13.2 million for the three months ended March 31, 2014 compared to $12.2 million for the three months ended March 31, 2013.  Interest and dividend income increased by $775,000, or 5.6%, due primarily to a seven basis point increase in the average yield on interest-earning assets and a $51.0 million increase in the average balance of interest-earning assets.  Interest expense decreased by $200,000, or 11.8%, due to a nine basis point decrease in the average cost of interest-bearing liabilities that was partially offset by a $65.0 million increase in the average balance of interest-bearing liabilities.  The interest rate spread and net interest margin were 3.30% and 3.36%, respectively, for the three months ended March 31, 2014, compared to 3.14% and 3.22%, respectively, for the three months ended March 31, 2013.

Interest and Dividend Income.  Interest and dividend income increased by $775,000 or 5.6%, to $14.7 million for the three months ended March 31, 2014 from $13.9 million for the three months ended March 31, 2013.  Interest income on investment securities increased by $520,000, or 11.4%, to $5.1 million for the three months ended March 31, 2014 from $4.6 million for the three months ended March 31, 2013.  The increase in interest income on securities occurred primarily because of a $72.8 million increase in the average securities balance that was partially offset by a six basis point decrease in the average securities yield.  Interest income on loans increased by $310,000, or 3.4%, to $9.5 million for the three months ended March 31, 2014 from $9.2 million for the three months ended March 31, 2013.  The increase in interest income on loans occurred because the average balance of loans grew by $73.8 million, or 9.3%, as new loan originations exceeded loan repayments and loan sales. The increase in interest income that occurred because of growth in the loan portfolio was partially offset by a 25 basis point decline in the average loan yield to 4.42% for the three months ended March 31, 2014.  The decline in the average yield on loans occurred because of repayments on higher-yielding loans and additions of new loans with lower yields to the loan portfolio.

Interest Expense.  Interest expense decreased by $200,000, or 11.8%, to $1.5 million for the three months ended March 31, 2014 compared to $1.7 million for the three months ended March 31, 2013.  Interest expense on securities sold under agreements to repurchase decreased by $134,000, or 28.1%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  The decrease was caused by a 96 basis point decrease in the average interest rate to 1.91% for the three months ended March 31, 2014 compared to 2.87% for the three months ended March 31, 2013 and was partially offset by a $5.5 million, or 8.3%, increase in the average outstanding balance.  The decrease in the average interest rate on securities sold under agreements to repurchase occurred as higher costing agreements matured and were refinanced at lower interest rates.  Interest expense on FHLB advances decreased by $37,000, or 35.9%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  The decrease was caused by a $5.0 million, or 25.0% decrease in the average outstanding balance and a 30 basis point decrease in the average interest rate to 1.76% for the three months ended March 31, 2014 compared to 2.06% for the three months ended March 31, 2013.  The decrease in the average interest rate on FHLB advances occurred as higher costing advances matured and were refinanced at lower interest rates.  Interest expense on deposits decreased by $29,000, or 2.6%, to $1.1 million for the three months ended March 31, 2014 from $1.1 million for the three months ended March 31, 2013.  The average interest rate on deposits decreased by three basis points, or 8.1%, to 0.34% during the three months ended March 31, 2014 compared to 0.37% for the three months ended March 31, 2013.  We lowered the rates we pay on deposits due to declining market interest rates and increased liquidity from principal repayments on loans and mortgage-backed securities. However, the interest rates on our savings accounts are still higher than market interest rates in Hawaii.  The decrease in the average interest rate on deposits was partially offset by an increase in the average outstanding balance of deposits of $64.5 million, or 5.4%, to $1.268 billion compared to $1.204 billion for the three months ended March 31, 2013.

Provision for Loan Losses.  We recorded provisions for loan losses of $9,000 and $18,000 for the three months ended March 31, 2014 and 2013, respectively.  The provisions for loan losses reflected net charge-offs of $10,000 and $23,000 for the three months ended March 31, 2014 and 2013, respectively.  The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.17% and 0.21% at March 31, 2014 and 2013, respectively.  Nonaccrual loans totaled $5.1 million at March 31, 2014, or 0.58% of total loans at that date, compared to $5.1 million of nonaccrual loans at March 31, 2013, or 0.64% of total loans at that date.  Nonaccrual loans as of March 31, 2014 and 2013 consisted primarily of one- to four-family residential real estate loans.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at March 31, 2014 and 2013.  For additional information see footnote (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income.  The following table summarizes changes in noninterest income between the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,		Change
	2014	2013	$ Change	% Change
	(Dollars in thousands)

Service fees on loan and deposit accounts	$499	$501	$(2)	(0.4)%
Income on bank-owned life insurance	268	221	47	21.3%
Gain on sale of investment securities	346	888	(542)	(61.0)%
Gain on sale of loans	79	645	(566)	(87.8)%
Other	166	105	61	58.1%
Total	$1,358	$2,360	$(1,002)	(42.5)%

Noninterest income decreased by $1.0 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  During the three months ended March 31, 2014 and 2013, we sold $8.4 million and $12.7 million, respectively, of held-to-maturity and trading investment securities and recognized gains of $346,000 and $888,000, respectively.  The sale of held-to-maturity securities, for which the Company had already received a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investment topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio.  During the three months ended March 31, 2014 and 2013, we also sold $9.9 million and $24.9 million, respectively, of mortgage loans held for sale to reduce interest rate risk and recognized gains of $79,000 and $645,000, respectively.

Noninterest Expense.  The following table summarizes changes in noninterest expense between the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,		Change
	2014	2013	$ Change	% Change
	(Dollars in thousands)

Salaries and employee benefits	$5,363	$5,352	$11	0.2%
Occupancy	1,422	1,251	171	13.7%
Equipment	914	872	42	4.8%
Federal deposit insurance premiums	199	190	9	4.7%
Other general and administrative expenses	966	1,051	(85)	(8.1)%
Total	$8,864	$8,716	$148	1.7%

Noninterest expense rose by $148,000 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  Occupancy expense increased by $171,000 to $1.4 million for the three months ended March 31, 2014 from $1.3 million for the three months ended March 31, 2013.  The increase in occupancy expense was due to higher repairs and maintenance costs, depreciation and rent expense.

Income Tax Expense.  Income taxes were $2.2 million for each of the three months ended March 31, 2014 and 2013, reflecting an effective tax rate of 38.6% and 37.3%, respectively.  The effective tax rate for 2014 was slightly higher than the effective tax rate in 2013 primarily due to a decrease in permanent tax benefits related to compensation.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan repayments, advances from the Federal Home Loan Bank of Seattle, securities sold under agreements to repurchase, proceeds from loan and security sales and principal repayments on securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Treasurer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2014.

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

Our most liquid asset is cash.  The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period.  At March 31, 2014, cash and cash equivalents totaled $72.1 million. On that date, we had $72.0 million in securities sold under agreements to repurchase outstanding and $15.0 million of Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $389.2 million under Federal Home Loan Bank advances.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2014, we had $14.5 million in loan commitments outstanding, most of which were for fixed-rate loans, and had $25.0 million in unused lines of credit to borrowers.  Certificates of deposit due within one year at March 31, 2014 totaled $156.8 million, or 11.9% of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2015.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the three months ended March 31, 2014 and 2013, we originated $45.2 million and $86.1 million of loans, respectively, and purchased $27.9 million and $74.6 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and securities sold under agreements to repurchase.  We experienced a net increase in deposits of $28.6 million for the three months ended March 31, 2014 and a net decrease in deposits of $613,000 for the three months ended March 31, 2013.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Seattle, which provide an additional source of funds.  Federal Home Loan Bank advances remained constant at $15.0 million and $20.0 million during the three months ended March 31, 2014 and 2013, respectively.  We had the ability to borrow up to an additional $389.2 million and $370.6 million from the Federal Home Loan Bank of Seattle as of March 31, 2014 and 2013, respectively.  We also utilize securities sold under agreements to repurchase as another borrowing source.  Securities sold under agreements to repurchase remained constant at $72.0 million for the three months ended March 31, 2014 and decreased by $5.0 million for the three months ended March 31, 2013.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2014, Territorial Savings Bank exceeded all regulatory capital requirements.  Territorial Savings Bank is considered “well capitalized” under regulatory guidelines.  The tables below present the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained at March 31, 2014 and December 31, 2013.

As of March 31, 2014 (Dollars in thousands)

	Required	Territorial Savings Bank
Tier 1 Capital	4%	$204,307	12.43%
Total Risk-Based Capital	8%	$205,798	32.10%
Tier 1 Risk-Based Capital	4%	$204,307	31.87%

As of December 31, 2013 (Dollars in thousands)

	Required	Territorial Savings Bank
Tier 1 Capital	4%	$200,074	12.35%
Total Risk-Based Capital	8%	$201,566	31.99%
Tier 1 Risk-Based Capital	4%	$200,074	31.75%

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

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.  Except for an increase of $4.2 million in certificates of deposit between December 31, 2013 and March 31, 2014, there have not been any material changes in contractual obligations and funding needs since December 31, 2013.

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

Change in Interest Rates (bp) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE	Percentage Change in EVE	EVE Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in EVE Ratio as a Percent of Present Value of Assets (3)(4)
(Dollars in thousands)

+400	$140,013	$(105,498)	(42.97)%	9.05%	(5.67)%
+300	$160,986	$(84,525)	(34.43)%	10.24%	(4.48)%
+200	$188,640	$(56,871)	(23.16)%	11.76%	(2.96)%
+100	$217,775	$(27,736)	(11.30)%	13.23%	(1.49)%
0	$245,511	$—	—%	14.72%	—%
(100)	$256,966	$11,455	4.67%	15.28%	0.56%

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

Interest rates on mortgage-backed securities declined by approximately 21 basis points between December 31, 2013 and March 31, 2014.  The decrease in interest rates has likely increased our EVE.  However, we do not believe that the increase in EVE is material.

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

ITEM 4.                                                CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2014. Based on that evaluation, because of the material weaknesses in internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2013, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were not effective.

During the quarter ended March 31, 2014, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.               RISK FACTORS

There have been no material changes from Risk Factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2013.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  Not applicable.

(b)  Not applicable.

(c)  Stock Repurchases.  The following table sets forth information in connection with repurchases of our shares of common stock during the first quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1)

January 1, 2014 through January 31, 2014	145,604	$22.74	145,604	25,390

February 1, 2014 through February 28, 2014	25,390	$22.69	25,390	—

March 1, 2014 through March 31, 2014	—	$—	—	—

Total	170,994	$22.73	170,994	—

(1)         On December 2, 2013, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock.  We completed the repurchase on February 6, 2014.

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

TERRITORIAL BANCORP INC.
(Registrant)

Date: May 12, 2014	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and
Chief Executive Officer

Date: May 12, 2014	/s/ Melvin M. Miyamoto
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