Form 10-Q
period 2014-06-30
Territorial Bancorp Inc.
filed 2014-08-08
CIK 1447051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2014

or

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

9,880,383 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of July 31, 2014.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.                                                FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	June 30,	December 31,
	2014	2013

ASSETS
Cash and cash equivalents	$58,686	$75,365
Investment securities held to maturity, at amortized cost (fair value of $619,843 and $598,007 at June 30, 2014 and December 31, 2013, respectively)	613,247	613,436
Federal Home Loan Bank stock, at cost	11,467	11,689
Loans held for sale	1,504	2,210
Loans receivable, net	902,991	856,542
Accrued interest receivable	4,447	4,310
Premises and equipment, net	5,939	6,056
Bank-owned life insurance	40,774	40,243
Deferred income taxes receivable	6,482	5,075
Prepaid expenses and other assets	2,281	1,978

Total assets	$1,647,818	$1,616,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,317,947	$1,288,709
Advances from the Federal Home Loan Bank	15,000	15,000
Securities sold under agreements to repurchase	72,000	72,000
Accounts payable and accrued expenses	22,448	23,933
Current income taxes payable	2,093	1,414
Advance payments by borrowers for taxes and insurance	3,718	3,708

Total liabilities	1,433,206	1,404,764

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 9,880,383 and 10,051,377 shares at June 30, 2014 and December 31, 2013, respectively	99	101
Additional paid-in capital	75,064	77,340
Unearned ESOP shares	(7,095)	(7,340)
Retained earnings	150,255	145,826
Accumulated other comprehensive loss	(3,711)	(3,787)

Total stockholders’ equity	214,612	212,140

Total liabilities and stockholders’ equity	$1,647,818	$1,616,904

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest and dividend income:
Investment securities	$5,086	$4,518	$10,160	$9,072
Loans	9,760	9,199	19,300	18,429
Other investments	35	66	78	164
Total interest and dividend income	14,881	13,783	29,538	27,665

Interest expense:
Deposits	1,103	1,074	2,194	2,194
Advances from the Federal Home Loan Bank	66	65	132	168
Securities sold under agreements to repurchase	343	471	686	948
Total interest expense	1,512	1,610	3,012	3,310

Net interest income	13,369	12,173	26,526	24,355
Provision (reversal of allowance) for loan losses	156	(16)	165	2

Net interest income after provision (reversal of allowance) for loan losses	13,213	12,189	26,361	24,353

Noninterest income:
Service fees on loan and deposit accounts	524	568	1,023	1,069
Income on bank-owned life insurance	264	258	532	479
Gain on sale of investment securities	309	1,024	655	1,912
Gain on sale of loans	86	380	165	1,025
Other	96	81	262	186
Total noninterest income	1,279	2,311	2,637	4,671

Noninterest expense:
Salaries and employee benefits	5,297	5,012	10,660	10,364
Occupancy	1,409	1,333	2,831	2,584
Equipment	905	851	1,819	1,723
Federal deposit insurance premiums	201	191	400	381
Other general and administrative expenses	935	1,208	1,901	2,259
Total noninterest expense	8,747	8,595	17,611	17,311

Income before income taxes	5,745	5,905	11,387	11,713
Income taxes	2,026	2,244	4,206	4,411
Net income	$3,719	$3,661	$7,181	$7,302

Basic earnings per share	$0.41	$0.37	$0.78	$0.74
Diluted earnings per share	$0.40	$0.36	$0.77	$0.72
Cash dividends declared per common share	$0.15	$0.13	$0.29	$0.25
Basic weighted-average shares outstanding	9,164,801	9,841,162	9,176,108	9,879,050
Diluted weighted-average shares outstanding	9,346,872	10,070,604	9,363,631	10,093,690

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$3,719	$3,661	$7,181	$7,302

Change in unrealized loss on securities	1	10	4	18
Noncredit related gains on securities not expected to be sold	—	47	72	69
Other comprehensive income	1	57	76	87

Comprehensive income	$3,720	$3,718	$7,257	$7,389

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity

Balances at December 31, 2012	$108	$93,616	$(7,829)	$137,410	$(4,333)	$218,972

Net income	—	—	—	7,302	—	7,302
Other comprehensive income	—	—	—	—	87	87
Cash dividends declared ($0.25 per share)	—	—	—	(2,577)	—	(2,577)
Share-based compensation	—	1,327	—	—	—	1,327
Allocation of 24,466 ESOP shares	—	326	244	—	—	570
Repurchase of 332,018 shares of company common stock	(3)	(7,651)	—	—	—	(7,654)

Balances at June 30, 2013	$105	$87,618	$(7,585)	$142,135	$(4,246)	$218,027

Balances at December 31, 2013	$101	$77,340	$(7,340)	$145,826	$(3,787)	$212,140

Net income	—	—	—	7,181	—	7,181
Other comprehensive income	—	—	—	—	76	76
Cash dividends declared ($0.29 per share)	—	—	—	(2,752)	—	(2,752)
Share-based compensation	—	1,327	—	—	—	1,327
Allocation of 24,466 ESOP shares	—	282	245	—	—	527
Repurchase of 170,994 shares of company common stock	(2)	(3,885)	—	—	—	(3,887)

Balances at June 30, 2014	$99	$75,064	$(7,095)	$150,255	$(3,711)	$214,612

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2014	2013

Cash flows from operating activities:
Net income	$7,181	$7,302
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	165	2
Depreciation and amortization	677	567
Deferred income tax benefit	(1,457)	(1,339)
Amortization of fees, discounts, and premiums	(208)	401
Origination of loans held for sale	(16,086)	(47,607)
Proceeds from sales of loans held for sale	16,957	47,861
Gain on sale of loans, net	(165)	(1,025)
Purchases of investment securities held for trading	(5,041)	—
Proceeds from sale of investment securities held for trading	5,071	—
Gain on sale of investment securities held for trading	(30)	—
Gain on sale of investment securities held to maturity	(625)	(1,912)
ESOP expense	527	570
Share-based compensation expense	1,327	1,327
Increase in accrued interest receivable	(137)	(3)
Net increase in bank-owned life insurance	(531)	(479)
Net (increase) decrease in prepaid expenses and other assets	(303)	1,512
Net increase (decrease) in accounts payable and accrued expenses	(960)	483
Net increase (decrease) in advance payments by borrowers for taxes and insurance	10	(64)
Net increase in income taxes payable	679	705
Net cash provided by operating activities	7,051	8,301

Cash flows from investing activities:
Purchases of investment securities held to maturity	(34,831)	(167,189)
Principal repayments on investment securities held to maturity	28,479	110,983
Proceeds from sale of investment securities held to maturity	7,199	29,188
Loan originations, net of principal repayments on loans receivable	(46,313)	(46,218)
Proceeds from redemption of Federal Home Loan Bank stock	222	220
Purchases of bank-owned life insurance	—	(8,000)
Purchases of premises and equipment	(560)	(310)
Net cash used in investing activities	(45,804)	(81,326)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2014	2013

Cash flows from financing activities:
Net increase (decrease) in deposits	$29,238	$(2,391)
Proceeds from advances from the Federal Home Loan Bank	—	5,000
Repayments of advances from the Federal Home Loan Bank	—	(10,000)
Repayments of securities sold under agreements to repurchase	—	(5,000)
Purchases of Company stock	(4,412)	(7,654)
Cash dividends paid	(2,752)	(2,577)
Net cash provided by (used in) financing activities	22,074	(22,622)

Net decrease in cash and cash equivalents	(16,679)	(95,647)

Cash and cash equivalents at beginning of the period	75,365	182,818

Cash and cash equivalents at end of the period	$58,686	$87,171

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$2,953	$3,305
Income taxes	4,984	5,045

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)                     Basis of Presentation

The accompanying unaudited consolidated financial statements of Territorial Bancorp Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  These interim condensed consolidated financial statements and notes should be read in conjunction with Territorial Bancorp Inc.’s consolidated financial statements and notes thereto filed as part of the Annual Report on Form 10-K for the year ended December 31, 2013.  In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments.  Interim results of operations are not necessarily indicative of results to be expected for the year.

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

On June 25, 2014, Territorial Savings Bank converted from a federal savings bank to a Hawaii state-chartered savings bank.

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

In May 2014, the FASB amended the Revenue Recognition topic of the FASB ASC.  The amendment seeks to clarify the principles for recognizing revenue as well as to develop common revenue standards for U.S. generally accepted accounting principles and International Financial Reporting Standards.  The amendment is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted.  The Company does not expect the adoption of this amendment to have a material effect on its consolidated financial statements.

In June 2014, the FASB amended the Transfers and Servicing topic of the FASB ASC.  The amendment modifies the accounting for certain types of repurchase transactions as well as adds new disclosure requirements for repurchase transactions.  The amendment is effective for interim and annual periods beginning after December 15, 2014, with early adoption prohibited.  The Company does not expect the adoption of this amendment to have a material effect on its consolidated financial statements.

(4)                     Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	June 30,	December 31,
(Dollars in thousands)	2014	2013

Cash and due from banks	$8,741	$9,962
Interest-earning deposits in other banks	49,945	65,403
Cash and cash equivalents	$58,686	$75,365

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank.

(5)                     Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Carrying	Gross unrealized		Estimated
(Dollars in thousands)	Value	Gains	Losses	Fair Value
June 30, 2014:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$612,590	$16,130	$(9,534)	$619,186
Trust preferred securities	657	—	—	657
Total	$613,247	$16,130	$(9,534)	$619,843

December 31, 2013:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$612,899	$7,979	$(23,408)	$597,470
Trust preferred securities	537	—	—	537
Total	$613,436	$7,979	$(23,408)	$598,007

The carrying and estimated fair value of investment securities at June 30, 2014 are shown below.  Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Carrying	Estimated
(Dollars in thousands)	Value	Fair Value
Held to maturity:
Due within 5 years	$167	$167
Due after 5 years through 10 years	74	79
Due after 10 years	613,006	619,597
Total	$613,247	$619,843

Realized gains and losses and the proceeds from sales of securities available for sale, held to maturity and trading are shown in the table below.  All sales of securities were U.S. government-sponsored mortgage-backed securities.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Proceeds from sales	$3,475	$15,558	$12,270	$29,188
Gross gains	309	1,024	655	1,912
Gross losses	—	—	—	—

During the three months ended June 30, 2014 and 2013, the Company received proceeds of $3.5 million and $15.6 million, respectively, from the sale of $3.2 million and $14.5 million, respectively, of held-to-maturity debt securities, resulting in gross realized gains of $309,000 and $1.0 million, respectively.  During the six months ended June 30, 2014 and 2013, the Company received proceeds of $7.2 million and $29.2 million, respectively, from the sale of $6.6 million and $27.3 million, respectively, of held-to-maturity debt securities, resulting in gross realized gains of $625,000 and $1.9 million, respectively.  The sale of these securities, for which the Company had already collected a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investment topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio.

Investment securities with carrying values of $268.5 million and $273.2 million at June 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at June 30, 2014 and December 31, 2013.  The Company does not intend to sell these securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)

June 30, 2014:
Mortgage-backed securities	$3,644	$14	$236,464	$9,520	49	$240,108	$9,534
December 31, 2013:
Mortgage-backed securities	$361,445	$21,678	$22,010	$1,730	69	$383,455	$23,408

Mortgage-Backed Securities.  The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates.  All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its amortized cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2014 and December 31, 2013.

Trust Preferred Securities.  At June 30, 2014, the Company owns two trust preferred securities, PreTSL XXIII and XXIV.  The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.  Both of these securities are classified in the Bank’s held-to-maturity investment portfolio.

The trust preferred securities market is considered to be inactive as only three transactions have occurred over the past 30 months in the same tranche of securities owned by the Company.  The Company used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in trust preferred securities did not incur additional impairment during the quarter ending June 30, 2014.

PreTSL XXIV has a book value of $0 at June 30, 2014.  PreTSL XXIII has a book value of $657,000 at June 30, 2014.  The difference between the book value of $657,000 and the remaining amortized cost basis of $1.1 million is reported as other comprehensive loss and is related to noncredit factors such as the trust preferred securities market being inactive.

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

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)	2014	2013
Balance at January 1,	$5,885	$5,885
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Balance at June 30,	$5,885	$5,885

The table below shows the components of accumulated other comprehensive loss, net of taxes, resulting from other-than-temporarily impaired securities:

	June 30,
(Dollars in thousands)	2014	2013
Noncredit losses on other-than-temporarily impaired securities, net of taxes	$304	$376

(6)                     Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Real estate loans:
First mortgages:
One- to four-family residential	$864,827	$823,273
Multi-family residential	5,086	4,877
Construction, commercial, and other	18,830	13,554
Home equity loans and lines of credit	15,356	16,524
Total real estate loans	904,099	858,228
Other loans:
Loans on deposit accounts	476	342
Consumer and other loans	4,427	4,307
Total other loans	4,903	4,649
Less:
Net unearned fees and discounts	(4,501)	(4,849)
Allowance for loan losses	(1,510)	(1,486)
Total unearned fees, discounts and allowance for loan losses	(6,011)	(6,335)
Loans receivable, net	$902,991	$856,542

The activity in the allowance for loan losses on loans receivable is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance, beginning of period	$1,485	$1,667	$1,486	$1,672
Provision (reversal of allowance) for loan losses	156	(16)	165	2
	1,641	1,651	1,651	1,674
Charge-offs	(136)	(85)	(153)	(137)
Recoveries	5	56	12	85
Net charge-offs	(131)	(29)	(141)	(52)
Balance, end of period	$1,510	$1,622	$1,510	$1,622

The table below presents the activity in the allowance for loan losses by portfolio segment:

(Dollars in thousands)	Residential Mortgage	Construction, Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals
Three months ended June 30, 2014:
Balance, beginning of period	$434	$823	$7	$153	$68	$1,485
Provision for loan losses	28	109	9	10	—	156
	462	932	16	163	68	1,641
Charge-offs	(118)	—	(10)	(8)	—	(136)
Recoveries	—	—	1	4	—	5
Net charge-offs	(118)	—	(9)	(4)	—	(131)
Balance, end of period	$344	$932	$7	$159	$68	$1,510

Six months ended June 30, 2014:
Balance, beginning of period	$376	$799	$10	$229	$72	$1,486
Provision (reversal of allowance) for loan losses	86	133	5	(55)	(4)	165
	462	932	15	174	68	1,651
Charge-offs	(118)	—	(10)	(25)	—	(153)
Recoveries	—	—	2	10	—	12
Net charge-offs	(118)	—	(8)	(15)	—	(141)
Balance, end of period	$344	$932	$7	$159	$68	$1,510

(Dollars in thousands)	Residential Mortgage	Construction, Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals
Three months ended June 30, 2013:
Balance, beginning of period	$585	$818	$35	$107	$122	$1,667
Provision (reversal of allowance) for loan losses	(42)	(5)	(3)	20	14	(16)
	543	813	32	127	136	1,651
Charge-offs	(80)	—	—	(5)	—	(85)
Recoveries	50	—	3	3	—	56
Net charge-offs	(30)	—	3	(2)	—	(29)
Balance, end of period	$513	$813	$35	$125	$136	$1,622

Six months ended June 30, 2013:
Balance, beginning of period	$590	$818	$35	$107	$122	$1,672
Provision (reversal of allowance) for loan losses	(68)	(5)	(6)	67	14	2
	522	813	29	174	136	1,674
Charge-offs	(81)	—	—	(56)	—	(137)
Recoveries	72	—	6	7	—	85
Net charge-offs	(9)	—	6	(49)	—	(52)
Balance, end of period	$513	$813	$35	$125	$136	$1,622

Management considers the allowance for loan losses at June 30, 2014 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions at that date. While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings.  In addition, as an integral part of their examination process, the bank regulatory agencies periodically review the allowance for loan losses and may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

(Dollars in thousands)	Residential Mortgage	Construction, Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals
June 30, 2014:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	344	932	7	159	68	1,510
Total ending allowance balance	$344	$932	$7	$159	$68	$1,510

Loans:
Ending loan balance:
Individually evaluated for impairment	$6,995	$—	$142	$—	$—	$7,137
Collectively evaluated for impairment	858,411	18,830	15,221	4,902	—	897,364
Total ending loan balance	$865,406	$18,830	$15,363	$4,902	$—	$904,501

December 31, 2013:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	376	799	10	229	72	1,486
Total ending allowance balance	$376	$799	$10	$229	$72	$1,486

Loans:
Ending loan balance:
Individually evaluated for impairment	$8,373	$—	$160	$—	$—	$8,533
Collectively evaluated for impairment	814,960	13,514	16,372	4,649	—	849,495
Total ending loan balance	$823,333	$13,514	$16,532	$4,649	$—	$858,028

The table below presents the balance of impaired loans and the related amount of allocated loan loss allowances:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Loans with no allocated allowance for loan losses	$7,137	$8,533
Loans with allocated allowance for loan losses	—	—
Total impaired loans	$7,137	$8,533

Amount of allocated loan loss allowance	$—	$—

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance
June 30, 2014:
With no related allowance recorded:
One- to four-family residential mortgages	$6,995	$7,527
Home equity loans and lines of credit	142	164

Total	$7,137	$7,691

December 31, 2013:
With no related allowance recorded:
One- to four-family residential mortgages	$8,373	$8,716
Home equity loans and lines of credit	160	165

Total	$8,533	$8,881

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
2014:
With no related allowance recorded:
One- to four-family residential mortgages	$7,106	$29	$7,141	$60
Home equity loans and lines of credit	149	—	151	—
Total	$7,255	$29	$7,292	$60

2013:
With no related allowance recorded:
One- to four-family residential mortgages	$7,793	$34	$7,806	$68
Home equity loans and lines of credit	161	—	161	—
Total	$7,954	$34	$7,967	$68

There were no loans individually evaluated for impairment with a related allowance for loan loss as of June 30, 2014 or December 31, 2013.  Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they are written down to fair value.

The table below presents the aging of loans and accrual status by class of loans:

(Dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total Loans	Nonaccrual Loans	Loans More Than 90 Days Past Due and Still Accruing
June 30, 2014:
One- to four-family residential mortgages	$881	$852	$795	$2,528	$857,813	$860,341	$4,974	$—
Multi-family residential mortgages	—	—	—	—	5,065	5,065	—	—
Construction, commercial and other mortgages	—	—	—	—	18,830	18,830	—	—
Home equity loans and lines of credit	—	37	—	37	15,326	15,363	142	—
Loans on deposit accounts	—	—	—	—	476	476	—	—
Consumer and other	5	1	—	6	4,420	4,426	—	—

Total	$886	$890	$795	$2,571	$901,930	$904,501	$5,116	$—

December 31, 2013:
One- to four-family residential mortgages	$376	$612	$1,577	$2,565	$815,917	$818,482	$5,840	$—
Multi-family residential mortgages	—	—	—	—	4,851	4,851	—	—
Construction, commercial and other mortgages	—	—	—	—	13,514	13,514	—	—
Home equity loans and lines of credit	—	—	—	—	16,532	16,532	160	—
Loans on deposit accounts	—	—	—	—	342	342	—	—
Consumer and other	11	4	—	15	4,292	4,307	—	—

Total	$387	$616	$1,577	$2,580	$855,448	$858,028	$6,000	$—

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

The Company had 18 nonaccrual loans with a book value of $5.1 million at June 30, 2014 and 19 nonaccrual loans with a book value of $6.0 million as of December 31, 2013.  The Company collected interest on nonaccrual loans of $135,000 and $77,000 during the six months ended June 30, 2014 and 2013, respectively, but due to regulatory requirements, we recorded it as a reduction of principal.  The Company would have recognized additional interest income of $96,000 and $141,000 during the six months ended June 30, 2014 and 2013, respectively, had the loans been accruing interest.  The Company did not have any loans more than 90 days past due and still accruing interest as of June 30, 2014 and December 31, 2013.

The table below presents information related to loans modified in a troubled debt restructuring during the three and six months ended June 30, 2014 and 2013:

	2014			2013
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Three months ended June 30:
One- to four-family residential	—	$—	$—	1	$700	$700
Total	—	$—	$—	1	$700	$700

Six months ended June 30:
One- to four-family residential	—	$—	$—	1	$700	$700
Total	—	$—	$—	1	$700	$700

There were no new troubled debt restructurings within the past 12 months that subsequently defaulted.

The Company had 18 troubled debt restructurings totaling $5.0 million as of June 30, 2014 that were considered to be impaired.  This total included 17 one- to four-family residential mortgage loans totaling $4.9 million and one home equity loan for $142,000.  Six of the loans, totaling $2.0 million, are performing in accordance with their restructured terms and accruing interest at June 30, 2014.  Eleven of the loans, totaling $2.8 million, are performing in accordance with their restructured terms but not accruing interest at June 30, 2014.  One of the loans, for $191,000, is more than 149 days delinquent and not accruing interest as of June 30, 2014.  The Company had 20 troubled debt restructurings totaling $5.8 million as of December 31, 2013 that were considered to be impaired.  This total included 19 one- to four-family residential mortgage loans totaling $5.6 million and one home equity loan for $160,000.  Eight of the loans, totaling $2.5 million, were performing in accordance with their restructured terms and accruing interest at December 31, 2013.  Twelve of the loans, totaling $3.3 million, were performing in accordance with their restructured terms but not accruing interest at December 31, 2013.  Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers.  We have no commitments to lend any additional funds to these borrowers.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii.  Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the six months ended June 30, 2014 and 2013, the Company sold $16.9 million and $47.1 million, respectively, of mortgage loans held for sale and recognized gains of $165,000 and $1.0 million, respectively.  During the three months ended June 30, 2014 and 2013, the Company sold $7.0 million and $22.3 million, respectively, of mortgage loans held for sale and recognized gains of $86,000 and $380,000, respectively.  The Company had six loans held for sale totaling $1.5 million at June 30, 2014 and six loans held for sale totaling $2.2 million at December 31, 2013.

The Company serviced loans for others of $65.2 million at June 30, 2014 and $68.4 million at December 31, 2013. Of these amounts, $2.6 million and $3.1 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at June 30, 2014 and December 31, 2013, respectively.  The amount of contractually specified servicing fees earned for the six-month periods ended June 30, 2014 and 2013 was $93,000 and $113,000, respectively.  The amount of contractually specified servicing fees earned for the three-month periods ended June 30, 2014 and 2013 was $46,000 and $55,000, respectively.  The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

(7)                       Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts.  Securities sold under agreements to repurchase are summarized as follows:

	June 30, 2014		December 31, 2013
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
1 year or less	$42,000	2.13%	$—	—%
Over 1 year to 2 years	5,000	1.90	47,000	2.11
Over 3 years to 4 years	25,000	1.46	25,000	1.46
Total	$72,000	1.88%	$72,000	1.88%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at June 30, 2014.  The amount at risk is the greater of the carrying value or fair value over the repurchase liability.  All the agreements to repurchase are with JP Morgan Securities and the securities pledged are issued and guaranteed by U.S. government-sponsored enterprises.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$79,692	$79,858	$72,000	$7,858	19

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
June 30, 2014:
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

The components of net periodic benefit cost were as follows:

	SERP		SERP
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Net periodic benefit cost for the period
Service cost	$25	$42	$50	$83
Interest cost	29	27	59	55
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized actuarial loss	—	—	—	—
Recognized curtailment loss	—	—	—	—
Net periodic benefit cost	$54	$69	$109	$138

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company.  The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants.  As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’

equity.  The shares committed to be released are considered outstanding for earnings per share computations.  Compensation expense recognized for the three months ended June 30, 2014 and 2013 amounted to $217,000 and $261,000, respectively.  Compensation expense recognized for the six months ended June 30, 2014 and 2013 amounted to $458,000 and $523,000, respectively.

Shares held by the ESOP trust were as follows:

	June 30,	December 31,
	2014	2013
Allocated shares	259,693	239,241
Unearned shares	709,523	733,989
Total ESOP shares	969,216	973,230
Fair value of unearned shares, in thousands	$14,815	$17,029

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula.  The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans.  We accrue for these benefits over the period during which employees provide services to earn these benefits.  For the three months ended June 30, 2014 and 2013, we accrued $19,000 and $31,000, respectively, for the ESOP restoration plan.  For the six months ended June 30, 2014 and 2013, we accrued $93,000 and $120,000, respectively, for the ESOP restoration plan.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Compensation expense	$667	$667	$1,327	$1,327
Income tax benefit	299	314	612	652

Shares of our common stock issued under the 2010 Equity Incentive Plan shall be authorized but unissued shares.  The maximum number of shares that will be awarded under the plan will be 1,712,637 shares.

Stock Options

The table below presents the stock option activity for the six months ended June 30, 2014 and 2013:

	Options	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Thousands)
Options outstanding at December 31, 2013	832,954	$17.38	6.68	$4,845
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at June 30, 2014	832,954	$17.38	6.18	$2,913

Options outstanding at December 31, 2012	832,954	$17.38	7.67	$4,554
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at June 30, 2013	832,954	$17.38	7.18	$4,353

Options vested and exercisable at June 30, 2014	416,169	$17.38	6.18	$1,457

There were no stock options exercised or vested during the three and six months ended June 30, 2014 and 2013.

As of June 30, 2014, the Company had $1.5 million of unrecognized compensation costs related to the stock option plan. The cost of the stock option plan is being amortized over the five- to six-year vesting period.

There were no options granted in the three or six months ended June 30, 2014 and 2013.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant.  Unvested restricted stock awards may not be disposed of or transferred during the vesting period.  Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	340,065	$17.39
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2014	340,065	$17.39

Nonvested at December 31, 2012	453,397	$17.39
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2013	453,397	$17.39

As of June 30, 2014, the Company had $4.3 million of unrecognized compensation costs related to restricted stock awards.  The cost of the restricted stock awards is being amortized over the five- or six-year vesting period.

(12)                Earnings Per Share

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share data)	2014	2013	2014	2013

Net income	$3,719	$3,661	$7,181	$7,302

Weighted-average number of shares used in:
Basic earnings per share	9,164,801	9,841,162	9,176,108	9,879,050
Dilutive common stock equivalents:
Stock options and restricted stock units	182,071	229,442	187,523	214,640
Diluted earnings per share	9,346,872	10,070,604	9,363,631	10,093,690
Net income per common share, basic	$0.41	$0.37	$0.78	$0.74
Net income per common share, diluted	$0.40	$0.36	$0.77	$0.72

(13)                Other Comprehensive Loss

The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes:

(Dollars in thousands)	Unfunded Pension Liability	Noncredit Related Losses on Securities Not Expected to Be Sold	Unrealized Loss on Securities	Total
Three months ended June 30, 2014
Balances at beginning of period	$3,338	$304	$70	$3,712
Other comprehensive income before reclassifications	—	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	—	—	(1)	(1)
Balances at end of period	$3,338	$304	$69	$3,711

Three months ended June 30, 2013
Balances at beginning of period	$3,792	$423	$88	$4,303
Other comprehensive income before reclassifications	—	(47)	(10)	(57)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	—	(47)	(10)	(57)
Balances at end of period	$3,792	$376	$78	$4,246

Six months ended June 30, 2014
Balances at beginning of period	$3,338	$376	$73	$3,787
Other comprehensive income before reclassifications	—	(72)	(4)	(76)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	—	(72)	(4)	(76)
Balances at end of period	$3,338	$304	$69	$3,711

Six months ended June 30, 2013
Balances at beginning of period	$3,792	$445	$96	$4,333
Other comprehensive income before reclassifications	—	(69)	(18)	(87)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	—	(69)	(18)	(87)
Balances at end of period	$3,792	$376	$78	$4,246

The table below presents the tax effect on each component of accumulated other comprehensive loss:

	Three Months Ended June 30,
	2014			2013
(Dollars in thousands)	Pretax Amount	Tax	After Tax Amount	Pretax Amount	Tax	After Tax Amount

Unfunded pension liability	$—	$—	$—	$—	$—	$—
Noncredit related losses on securities not expected to be sold	(1)	1	—	(79)	32	(47)
Unrealized loss on securities	(2)	1	(1)	(16)	6	(10)

Total	$(3)	$2	$(1)	$(95)	$38	$(57)

	Six Months Ended June 30,
	2014			2013
(Dollars in thousands)	Pretax Amount	Tax	After Tax Amount	Pretax Amount	Tax	After Tax Amount

Unfunded pension liability	$—	$—	$—	$—	$—	$—
Noncredit related losses on securities not expected to be sold	(119)	47	(72)	(115)	46	(69)
Unrealized loss on securities	(7)	3	(4)	(29)	11	(18)

Total	$(126)	$50	$(76)	$(144)	$57	$(87)

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

The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.  The trust preferred securities market is considered to be inactive as only three transactions have occurred over the past 30 months in the same tranche of securities owned by the Company.  The fair value of our trust preferred securities was determined using a discounted cash flow model.  Our model used a discount rate equal to three-month LIBOR plus 20.00% and provided a fair value estimate of $18.54 per $100 of par value for PreTSL XXIII.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying	Fair	Fair Value Measurements Using
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
June 30, 2014
Assets
Cash and cash equivalents	$58,686	$58,686	$58,686	$—	$—
Investment securities held to maturity	613,247	619,843	—	619,186	657
FHLB stock	11,467	11,467		11,467	—
Loans held for sale	1,504	1,541	—	1,541	—
Loans receivable, net	902,991	934,153	—	—	934,153
Accrued interest receivable	4,447	4,447	4,447	—	—
Interest rate contracts	61	61	—	61	—

Liabilities
Deposits	1,317,947	1,318,341	1,109,112	—	209,229
Advances from the Federal Home Loan Bank	15,000	15,078	—	—	15,078
Securities sold under agreements to repurchase	72,000	72,876	—	—	72,876
Accounts payable and accrued expenses (excluding interest rate contracts)	22,394	22,394	22,394	—	—
Interest rate contracts	54	54	—	54	—
Current income taxes payable	2,093	2,093	2,093	—	—
Advance payments by borrowers for taxes and insurance	3,718	3,718	3,718	—	—

December 31, 2013
Assets
Cash and cash equivalents	$75,365	$75,365	$75,365	$—	$—
Investment securities held to maturity	613,436	598,007	—	597,470	537
FHLB stock	11,689	11,689	—	11,689	—
Loans held for sale	2,210	2,252	—	2,252	—
Loans receivable, net	856,542	880,852	—	—	880,852
Accrued interest receivable	4,310	4,310	4,310	—	—
Interest rate contracts	25	25	—	25	—

Liabilities
Deposits	1,288,709	1,289,348	1,078,712	—	210,636
Advances from the Federal Home Loan Bank	15,000	15,110	—	—	15,110
Securities sold under agreements to repurchase	72,000	73,151	—	—	73,151
Accounts payable and accrued expenses (excluding interest rate contracts)	23,905	23,905	23,905	—	—
Interest rate contracts	28	28	—	28	—
Current income taxes payable	1,414	1,414	1,414	—	—
Advance payments by borrowers for taxes and insurance	3,708	3,708	3,708	—	—

At June 30, 2014 and December 31, 2013, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

June 30, 2014:
Interest rate contracts — assets	$—	$61	$—	$61
Interest rate contracts — liabilities	—	(54)	—	(54)

December 31, 2013:
Interest rate contracts — assets	$—	$25	$—	$25
Interest rate contracts — liabilities	—	(28)	—	(28)

The fair value of interest rate contracts was determined by referring to prices quoted in the secondary market for similar contracts. Gains and losses are included in gain on sale of loans in the consolidated statements of income.

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013 and the related gains and losses for the six months ended June 30, 2014 and the year ended December 31, 2013:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total Gains/ (Losses)

June 30, 2014:
Impaired loans	$—	$—	$326	$326	$(4)
Trust preferred securities	—	—	657	657	119

December 31, 2013:
Impaired loans	$—	$—	$5,456	$5,456	$76
Trust preferred securities	—	—	537	537	116

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

The table below presents the significant unobservable inputs for Level 3 nonrecurring fair value measurements:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Value

June 30, 2014:
Impaired loans — non-collateral dependent	$326	Discounted cash flow	Discount rate (1)	6.10%

Trust preferred securities	657	Discounted cash flow	Discount rate	Three-month LIBOR plus 20%

December 31, 2013:
Impaired loans — non-collateral dependent	$5,456	Discounted cash flow	Discount rate (1)	3.15% - 6.94%

Trust preferred securities	537	Discounted cash flow	Discount rate	Three-month LIBOR plus 20%

(1) Represents the yield on contractual cash flows prior to modification in troubled debt restructurings.

(15)              Subsequent Events

Effective July 10, 2014, the Bank became a member bank of the Federal Reserve Bank of San Francisco.

On July 31, 2014, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.15 per share of common stock.  The dividend is expected to be paid on August 28, 2014 to stockholders of record as of August 14, 2014.

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

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Assets.  At June 30, 2014, our assets were $1.648 billion, an increase of $30.9 million, or 1.9%, from $1.617 billion at December 31, 2013.  The increase in assets was primarily the result of an increase in loans receivable that was partially offset by a decrease in cash.

Cash and Cash Equivalents.  Cash and cash equivalents were $58.7 million at June 30, 2014, a decrease of $16.7 million since December 31, 2013.  During the six months ended June 30, 2014, cash was used to fund a $45.7 million increase in total loans.  In addition, the Company repurchased $3.9 million of common stock and paid $2.8 million of common stock dividends.  This was partially offset by a $29.2 million increase in deposits.

Loans.  Total loans, including $1.5 million of loans held for sale, were $904.5 million at June 30, 2014, or 54.9% of total assets.  During the six months ended June 30, 2014, the loan portfolio increased by $45.7 million, or 5.3%.  The increase in the loan portfolio primarily occurred as the production of new one- to four-family residential loans exceeded principal repayments and loan sales.

Securities.  At June 30, 2014, our securities portfolio totaled $613.2 million, or 37.2% of total assets.  At June 30, 2014, all of such securities were classified as held-to-maturity and none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans.

At June 30, 2014, we owned trust preferred securities with a carrying value of $657,000.  This portfolio consists of two securities, which represent investments in a pool of debt obligations issued by Federal Deposit Insurance Corporation-insured financial institutions, insurance companies and real estate investment trusts.

The trust preferred securities market is considered to be inactive as only three transactions have occurred over the past 30 months in the same tranche of securities that we own.  We used a discounted cash flow model to determine whether these securities were other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.  We used a discount rate equal to three-month LIBOR plus 20.00% and provided a fair value estimate of $18.54 per $100 of par value for PreTSL XXIII.

Based on the Company’s review, the Company’s investment in trust preferred securities did not incur additional impairment during the quarter ending June 30, 2014.

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

Deposits. Deposits were $1.318 billion at June 30, 2014, an increase of $29.2 million, or 2.3%, since December 31, 2013.  The growth in deposits occurred in savings and checking accounts.

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank of Seattle and funds borrowed under securities sold under agreements to repurchase.  During the six months ended June 30, 2014, our borrowings remained constant at $87.0 million.  We have not required any other borrowings to fund our operations.  Instead, we have primarily funded our operations with additional deposits, proceeds from loan and security sales and principal repayments on loans and mortgage-backed securities.

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
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$844,303	$9,208	4.36%	$773,771	$8,691	4.49%
Multi-family residential	4,739	67	5.66	5,702	83	5.82
Construction, commercial and other	17,895	226	5.05	12,963	152	4.69
Home equity loans and lines of credit	15,588	192	4.93	14,976	202	5.40
Other loans	4,691	67	5.71	4,673	71	6.08
Total loans	887,216	9,760	4.40	812,085	9,199	4.53
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	620,848	5,086	3.28	567,134	4,518	3.19
Trust preferred securities	655	—	—	458	—	—
Total securities	621,503	5,086	3.27	567,592	4,518	3.18
Other	70,428	35	0.20	127,222	66	0.21
Total interest-earning assets	1,579,147	14,881	3.77	1,506,899	13,783	3.66
Non-interest-earning assets	64,470			60,197
Total assets	$1,643,617			$1,567,096

Interest-bearing liabilities:
Savings accounts	$923,491	$834	0.36%	$887,430	$756	0.34%
Certificates of deposit	209,269	261	0.50	190,265	311	0.65
Money market accounts	850	—	—	774	1	0.52
Checking and Super NOW accounts	143,120	8	0.02	127,346	6	0.02
Total interest-bearing deposits	1,276,730	1,103	0.35	1,205,815	1,074	0.36
Federal Home Loan Bank advances	15,000	66	1.76	13,406	65	1.94
Securities sold under agreements to repurchase	72,000	343	1.91	65,000	471	2.90
Total interest-bearing liabilities	1,363,730	1,512	0.44	1,284,221	1,610	0.50
Non-interest-bearing liabilities	65,964			62,209
Total liabilities	1,429,694			1,346,430
Stockholders’ equity	213,923			220,666
Total liabilities and stockholders’ equity	$1,643,617			$1,567,096

Net interest income		$13,369			$12,173
Net interest rate spread (3)			3.33%			3.16%
Net interest-earning assets (4)	$215,417			$222,678
Net interest margin (5)			3.39%			3.23%
Interest-earning assets to interest-bearing liabilities	115.80%			117.34%

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
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$833,656	$18,218	4.37%	$761,986	$17,371	4.56%
Multi-family residential	4,795	135	5.63	6,273	182	5.80
Construction, commercial and other	16,617	422	5.08	13,363	329	4.92
Home equity loans and lines of credit	15,967	391	4.90	14,910	406	5.45
Other loans	4,646	134	5.77	4,705	141	5.99
Total loans	875,681	19,300	4.41	801,237	18,429	4.60
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	619,290	10,160	3.28	556,132	9,072	3.26
Trust preferred securities	597	—	—	440	—	—
Total securities	619,887	10,160	3.28	556,572	9,072	3.26
Other	76,879	78	0.20	152,971	164	0.21
Total interest-earning assets	1,572,447	29,538	3.76	1,510,780	27,665	3.66
Non-interest-earning assets	64,958			58,283
Total assets	$1,637,405			$1,569,063

Interest-bearing liabilities:
Savings accounts	$919,571	$1,639	0.36%	$885,111	$1,544	0.35%
Certificates of deposit	211,370	539	0.51	194,026	635	0.65
Money market accounts	838	1	0.24	710	1	0.28
Checking and Super NOW accounts	140,748	15	0.02	124,945	14	0.02
Total interest-bearing deposits	1,272,527	2,194	0.34	1,204,792	2,194	0.36
Federal Home Loan Bank advances	15,000	132	1.76	16,685	168	2.01
Securities sold under agreements to repurchase	72,000	686	1.91	65,746	948	2.88
Total interest-bearing liabilities	1,359,527	3,012	0.44	1,287,223	3,310	0.51
Non-interest-bearing liabilities	65,096			61,890
Total liabilities	1,424,623			1,349,113
Stockholders’ equity	212,782			219,950
Total liabilities and stockholders’ equity	$1,637,405			$1,569,063

Net interest income		$26,526			$24,355
Net interest rate spread (3)			3.32%			3.15%
Net interest-earning assets (4)	$212,920			$223,557
Net interest margin (5)			3.37%			3.22%
Interest-earning assets to interest-bearing liabilities	115.66%			117.37%

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

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013

General.  Net income increased by $58,000, or 1.6%, to $3.7 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  The increase in net income was primarily caused by a $1.1 million increase in interest and dividend income, a $98,000 decrease in interest expense and a $218,000 decrease in income taxes.  This was partially offset by a $1.0 million decrease in noninterest income, a $172,000 increase in the provision for loan losses and a $152,000 increase in noninterest expense.

Net Interest Income.  Net interest income increased by $1.2 million, or 9.8%, to $13.4 million for the three months ended June 30, 2014 compared to $12.2 million for the three months ended June 30, 2013.  Interest and dividend income increased by $1.1 million, or 8.0%, due primarily to an 11 basis point increase in the average yield on interest-earning assets and a $72.2 million increase in the average balance of interest-earning assets.  Interest expense decreased by $98,000, or 6.1%, due to a six basis point decrease in the average cost of interest-bearing liabilities that was partially offset by a $79.5 million increase in the average balance of interest-bearing liabilities.  The interest rate spread and net interest margin were 3.33% and 3.39%, respectively, for the three months ended June 30, 2014, compared to 3.16% and 3.23%, respectively, for the three months ended June 30, 2013.

Interest and Dividend Income. Interest and dividend income increased by $1.1 million, or 8.0%, to $14.9 million for the three months ended June 30, 2014 from $13.8 million for the three months ended June 30, 2013.  Interest income on investment securities increased by $568,000, or 12.6%, to $5.1 million for the three months ended June 30, 2014 from $4.5 million for the three months ended June 30, 2013.  The increase in interest income on securities occurred primarily because of a $53.9 million increase in the average securities balance and a nine basis point increase in the average securities yield.  The increase in the average securities balance occurred as the purchase of securities exceeded repayments and the amount of securities sold.  The increase in the yield on securities occurred as we added higher- yielding securities to our investment portfolio and a decline in the amortization of premiums paid for securities.  Interest income on loans increased by $561,000, or 6.1%, to $9.8 million for the three months ended June 30, 2014 from $9.2 million for the three months ended June 30, 2013.  The increase in interest income on loans occurred because the average balance of loans grew by $75.1 million, or 9.3%, as new loan originations exceeded loan repayments and loan sales. The increase in interest income that occurred because of growth in the loan portfolio was partially offset by a 13 basis point decline in the average loan yield to 4.40% for the three months ended June 30, 2014.  The decline in the average yield on loans occurred because of repayments on higher-yielding loans and additions of new loans with lower yields to the loan portfolio.

Interest Expense. Interest expense decreased by $98,000, or 6.1%, to $1.5 million for the three months ended June 30, 2014 compared to $1.6 million for the three months ended June 30, 2013.  Interest expense on securities sold under agreements to repurchase decreased by $128,000, or 27.2%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  The decrease in interest expense on securities sold under agreements to repurchase was caused by a 99 basis point decrease in the average interest rate to 1.91% for the three months ended June 30, 2014 compared to 2.90% for the three months ended June 30, 2013.  The decrease in the average rate on securities sold under agreements to repurchase was partially offset by a $7.0 million, or 10.8%, increase in the average outstanding balance.  The decrease in the average interest rate on securities sold under agreements to repurchase occurred as higher costing agreements matured and were refinanced at lower interest rates.  Interest expense on FHLB advances increased by $1,000, or 1.5%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  The increase was caused by a $1.6 million, or 11.9% increase in the average outstanding balance that was partially offset by an 18 basis point decrease in the average interest rate to 1.76% for the three months ended June 30, 2014 compared to 1.94% for the three months ended June 30, 2013.  The decrease in the average interest rate on FHLB advances occurred as higher costing advances matured and were refinanced at lower interest rates.  Interest expense on deposits increased by $29,000, or 2.7%, to $1.1 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  The increase in interest expense on deposits occurred primarily because the average outstanding balance of deposits increased by $70.9 million, or 5.9%, to $1.277 billion during the three months ended June 30, 2014 compared to $1.206 billion during the three months ended June 30, 2013.  This was partially offset by the decrease in average interest rate by one basis point to 0.35% during the three months ended June 30, 2014 compared to 0.36% for the three months ended June 30, 2013.  We lowered the rates we paid on deposits due to declining market interest rates and increased liquidity from principal repayments on loans and mortgage-backed securities. However, the interest rates on our savings accounts were still higher than market interest rates in Hawaii.

Provision for Loan Losses.  We recorded a provision for loan losses of $156,000 for the three months ended June 30, 2014 and a reversal of provision for loan losses of $16,000 for the three months ended June 30, 2013.  The net charge-offs for the three months ended June 30, 2014 and 2013 were $131,000 and $29,000, respectively.  The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.17% and 0.20% at June 30, 2014 and 2013, respectively.  Nonaccrual loans totaled $5.1 million at June 30, 2014, or 0.56% of total loans at that date, compared to $5.4 million of nonaccrual loans at June 30, 2013, or 0.65% of total loans at that date.  Nonaccrual loans as of June 30, 2014 and 2013 consisted primarily of one- to four-family residential real estate loans.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2014 and 2013.  For additional information see footnote (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income.  The following table summarizes changes in noninterest income between the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Change
	2014	2013	$ Change	% Change
	(In thousands)

Service fees on loan and deposit accounts	$524	$568	$(44)	(7.7)%
Income on bank-owned life insurance	264	258	6	2.3%
Gain on sale of investment securities	309	1,024	(715)	(69.8)%
Gain on sale of loans	86	380	(294)	(77.4)%
Other	96	81	15	18.5%
Total	$1,279	$2,311	$(1,032)	(44.7)%

Noninterest income decreased by $1.0 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  During the three months ended June 30, 2014 and 2013, we sold $3.2 million and $14.5 million, respectively, of held-to-maturity investment securities and recognized gains of $309,000 and $1.0 million, respectively.  The sale of held-to-maturity securities, for which the Company had already received a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investment topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio.  During the three months ended June 30, 2014 and 2013, we also sold $7.0 million and $22.3 million, respectively, of mortgage loans held for sale to reduce interest rate risk and recognized gains of $86,000 and $380,000, respectively.

Noninterest Expense.  The following table summarizes changes in noninterest expense between the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Change
	2014	2013	$ Change	% Change
	(In thousands)

Salaries and employee benefits	$5,297	$5,012	$285	5.7%
Occupancy	1,409	1,333	76	5.7%
Equipment	905	851	54	6.3%
Federal deposit insurance premiums	201	191	10	5.2%
Other general and administrative expenses	935	1,208	(273)	(22.6)%
Total	$8,747	$8,595	$152	1.8%

Noninterest expense rose by $152,000 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  Salaries and employee benefits increased by $285,000 to $5.3 million for the three months ended June 30, 2014 from $5.0 million for the three months ended June 30, 2013.  The increase in salaries and employee benefits expense was primarily due to a $273,000 decrease in the credit to compensation expense for the cost of originating new mortgage loans because of a decrease in new loan originations.  The Receivables topic of the FASB ASC allows financial institutions to take a credit against compensation expense for the direct cost of originating loans.  The increase in salaries and employee benefits was partially offset by a $273,000 decrease in other general and administrative expenses due to lower legal costs in the current quarter and a loss on a deposit account recognized during the three months ended June 30, 2013.

Income Tax Expense.  Income taxes were $2.0 million for the three months ended June 30, 2014, reflecting an effective tax rate of 35.3% compared to $2.2 million for the three months ended June 30, 2013, reflecting an effective tax rate of 38.0%.  The decrease in the effective tax rate is primarily attributed to an increase in tax-exempt income on bank-owned life insurance and changes in permanent tax benefits related to compensation and share-based compensation plans.

Comparison of Operating Results for the Six Months Ended June 30, 2014 and 2013

General.  Net income decreased by $121,000, or 1.7%, to $7.2 million for the six months ended June 30, 2014 from $7.3 million for the six months ended June 30, 2013.  The decrease in net income was primarily caused by a $2.0 million decrease in noninterest income, a $300,000 increase in noninterest expense and a $163,000 increase in the provision for loan losses.  This was partially offset by a $1.9 million increase in interest and dividend income, a $298,000 decrease in interest expense and a $205,000 decrease in income taxes.

Net Interest Income.  Net interest income increased by $2.2 million, or 8.9%, to $26.5 million for the six months ended June 30, 2014 compared to $24.4 million for the six months ended June 30, 2013.  Interest and dividend income increased by $1.9 million, or 6.8%, due primarily to a 10 basis point increase in the average yield on interest-earning assets and a $61.7 million increase in the average balance of interest-earning assets.  Interest expense decreased by $298,000, or 9.0%, due to a seven basis point decrease in the average cost of interest-bearing liabilities that was partially offset by a $72.3 million increase in the average balance of interest-bearing liabilities.  The interest rate spread and net interest margin were 3.32% and 3.37%, respectively, for the six months ended June 30, 2014, compared to 3.15% and 3.22%, respectively, for the six months ended June 30, 2013.

Interest and Dividend Income. Interest and dividend income increased by $1.9 million, or 6.8%, to $29.5 million for the six months ended June 30, 2014 from $27.7 million for the six months ended June 30, 2013.  Interest income on investment securities increased by $1.1 million, or 12.0%, to $10.2 million for the six months ended June 30, 2014 from $9.1 million for the six months ended June 30, 2013.  The increase in interest income on securities occurred primarily because of a $63.3 million increase in the average securities balance and a two basis point increase in the average securities yield.  The increase in average securities balance occurred as the purchase of securities exceeded repayments and the amount of securities sold.  Interest income on loans increased by $871,000, or 4.7%, to $19.3 million for the six months ended June 30, 2014 from $18.4 million for the six months ended June 30, 2013.  The increase in interest income on loans occurred because the average balance of loans grew by $74.4 million, or 9.3%, as new loan originations exceeded loan repayments and loan sales. The increase in interest income that occurred because of growth in the loan portfolio was partially offset by a 19 basis point decline in the average loan yield to 4.41% for the six months ended June 30, 2014.  The decline in the average yield on loans occurred because of repayments on higher-yielding loans and additions of new loans with lower yields to the loan portfolio.

Interest Expense. Interest expense decreased by $298,000, or 9.0%, to $3.0 million for the six months ended June 30, 2014 compared to $3.3 million for the six months ended June 30, 2013.  Interest expense on securities sold under agreements to repurchase decreased by $262,000, or 27.6%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  The decrease in interest expense on securities sold under agreements to repurchase was caused by a 97 basis point decrease in the average interest rate to 1.91% for the six months ended June 30, 2014 compared to 2.88% for the six months ended June 30, 2013.  The decrease in the average rate on securities sold under agreements to repurchase was partially offset by a $6.3 million, or 9.5%, increase in the average outstanding balance.  The decrease in the average interest rate on securities sold under agreements to repurchase occurred as higher costing agreements matured and were refinanced at lower interest rates.  Interest expense on FHLB advances decreased by $36,000, or 21.4%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  The decrease was caused by a $1.7 million, or 10.1%, decrease in the average outstanding balance and a 25 basis point decrease in the average interest rate to 1.76% for the six months ended June 30, 2014 compared to 2.01% for the six months ended June 30, 2013.  The decrease in the average interest rate on FHLB advances occurred as higher costing advances matured and were refinanced at lower interest rates. Interest expense on deposits remained constant at $2.2 million for the six months ended June 30, 2014 and 2013.  The average outstanding balance of deposits increased by $67.7 million, or 5.6%, to $1.273 billion during the six months ended June 30, 2014 compared to $1.205 billion during the six months ended June 30, 2013.  This was offset by the decrease in average interest rate by two basis points to 0.34% during the six months ended June 30, 2014 compared to 0.36% for the six months ended June 30, 2013.  We lowered the rates we paid on deposits due to declining market interest rates and increased liquidity from principal repayments on loans and mortgage-backed securities. However, the interest rates on our savings accounts were still higher than market interest rates in Hawaii.

Provision for Loan Losses.  We recorded provisions for loan losses of $165,000 and $2,000 for the six months ended June 30, 2014 and 2013.  The net charge-offs for the six months ended June 30, 2014 and 2013 were $141,000 and $52,000, respectively.  The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.17% and 0.20% at June 30, 2014 and 2013, respectively.  Nonaccrual loans totaled $5.1 million at June 30, 2014, or 0.56% of total loans at that date, compared to

$5.4 million of nonaccrual loans at June 30, 2013, or 0.65% of total loans at that date.  Nonaccrual loans as of June 30, 2014 and 2013 consisted primarily of one- to four-family residential real estate loans.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2014 and 2013.  For additional information see footnote (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income.  The following table summarizes changes in noninterest income between the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,		Change
	2014	2013	$ Change	% Change
	(In thousands)

Service fees on loan and deposit accounts	$1,023	$1,069	$(46)	(4.3)%
Income on bank-owned life insurance	532	479	53	11.1%
Gain on sale of investment securities	655	1,912	(1,257)	(65.7)%
Gain on sale of loans	165	1,025	(860)	(83.9)%
Other	262	186	76	40.9%
Total	$2,637	$4,671	$(2,034)	(43.5)%

Noninterest income decreased by $2.0 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  During the six months ended June 30, 2014 and 2013, we sold $11.6 million and $27.3 million, respectively, of held-to-maturity and trading investment securities and recognized gains of $655,000 and $1.9 million, respectively.  The sale of held-to-maturity securities, for which the Company had already received a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investment topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio.  During the six months ended June 30, 2014 and 2013, we also sold $16.9 million and $47.1 million, respectively, of mortgage loans held for sale to reduce interest rate risk and recognized gains of $165,000 and $1.0 million, respectively.

Noninterest Expense.  The following table summarizes changes in noninterest expense between the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,		Change
	2014	2013	$ Change	% Change
	(In thousands)

Salaries and employee benefits	$10,660	$10,364	$296	2.9%
Occupancy	2,831	2,584	247	9.6%
Equipment	1,819	1,723	96	5.6%
Federal deposit insurance premiums	400	381	19	5.0%
Other general and administrative expenses	1,901	2,259	(358)	(15.8)%
Total	$17,611	$17,311	$300	1.7%

Noninterest expense rose by $300,000 for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  Salaries and employee benefits increased by $296,000 to $10.7 million for the six months ended June 30, 2014 from $10.4 million for the six months ended June 30, 2013.  The increase in salaries and employee benefits expense was primarily due to a $419,000 decrease in the credit to compensation expense for the cost of originating new mortgage loans because of a decrease in new loan originations.  The Receivables topic of the FASB ASC allows financial institutions to take a credit against compensation expense for the direct cost of originating loans.  In addition, occupancy expense increased by $247,000 to $2.8 million for the six months ended June 30, 2014 from $2.6 million for the six months ended June 30, 2013.  The increase in occupancy expense was due to higher repair and maintenance costs, depreciation and rent expense.  The increase in salaries and employee benefits and occupancy expense was partially offset by a $358,000 decrease in other general and administrative expense due to lower legal and audit costs during the current quarter and a loss on a deposit account recognized during the six months ended June 30, 2013.

Income Tax Expense.  Income taxes were $4.2 million for the six months ended June 30, 2014, reflecting an effective tax rate of 36.9% compared to $4.4 million for the six months ended June 30, 2013, reflecting an effective tax rate of 37.7%.  The decrease in the effective tax rate is primarily attributed to an increase in tax-exempt income on bank-owned life insurance and changes in permanent tax benefits related to compensation and share-based compensation plans.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan repayments, advances from the Federal Home Loan Bank of Seattle, securities sold under agreements to repurchase, proceeds from loan and security sales and principal repayments on securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Treasurer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2014.

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

Our most liquid asset is cash.  The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period.  At June 30, 2014, cash and cash equivalents totaled $58.7 million. On that date, we had $72.0 million in securities sold under agreements to repurchase outstanding and $15.0 million of Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $395.0 million under Federal Home Loan Bank advances.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2014, we had $17.1 million in loan commitments outstanding, most of which were for fixed-rate loans, and had $24.2 million in unused lines of credit to borrowers.  Certificates of deposit due within one year at June 30, 2014 totaled $168.2 million, or 12.8% of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2015.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the six months ended June 30, 2014 and 2013, we originated $106.6 million and $174.7 million of loans, respectively, and purchased $39.9 million and $167.2 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and securities sold under agreements to repurchase.  We experienced a net increase in deposits of $29.2 million for the six months ended June 30, 2014 and a net decrease in deposits of $2.4 million for the six months ended June 30, 2013.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Seattle, which provide an additional source of funds.  Federal Home Loan Bank advances remained constant at $15.0 million during the six months ended June 30, 2014 and decreased by $5.0 million during the six months ended June 30, 2013.  We had the ability to borrow up to an additional $395.0 million and $376.4 million from the Federal Home Loan Bank of Seattle as of June 30, 2014 and 2013, respectively.  We also utilize securities sold under agreements to repurchase as another borrowing source.  Securities sold under agreements to repurchase remained constant at $72.0 million for the six months ended June 30, 2014 and decreased by $5.0 million for the six months ended June 30, 2013.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2014, Territorial Savings Bank exceeded all regulatory capital requirements.  Territorial Savings Bank is considered “well capitalized” under regulatory guidelines.  The tables below present the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained at June 30, 2014 and December 31, 2013.

As of June 30, 2014

(Dollars in thousands)

	Required	Territorial Savings Bank
Tier 1 Capital	4%	$208,818	12.65%
Total Risk-Based Capital	8%	$210,334	32.10%
Tier 1 Risk-Based Capital	4%	$208,818	31.87%

As of December 31, 2013

(Dollars in thousands)

	Required	Territorial Savings Bank
Tier 1 Capital	4%	$200,074	12.35%
Total Risk-Based Capital	8%	$201,566	31.99%
Tier 1 Risk-Based Capital	4%	$200,074	31.75%

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

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.  Except for a decrease of $1.2 million in certificates of deposit between December 31, 2013 and June 30, 2014, there have not been any material changes in contractual obligations and funding needs since December 31, 2013.

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

The following table presents our internal calculations of the estimated changes in our EVE as of March 31, 2014 that would result from the designated instantaneous changes in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE	Percentage Change in EVE	EVE Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in EVE Ratio as a Percent of Present Value of Assets (3)(4)
(Dollars in thousands)

+400	$125,367	$(119,473)	(48.80)%	8.07%	(6.46)%
+300	$152,583	$(92,257)	(37.68)%	9.64%	(4.89)%
+200	$186,287	$(58,553)	(23.91)%	11.50%	(3.03)%
+100	$219,127	$(25,713)	(10.50)%	13.23%	(1.30)%
0	$244,840	$—	—%	14.53%	—%
(100)	$253,732	$8,892	3.63%	14.96%	0.43%

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

Interest rates on mortgage-backed securities declined by approximately 21 basis points between March 31, 2014 and June 30, 2014.  The decrease in interest rates has likely increased our EVE.  However, we do not believe that the increase in EVE is material.

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

ITEM 4.                        CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2014. Based on that evaluation, because of the material weaknesses in internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2013, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were not effective.

Except as set forth below, there have been no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Following management’s conclusion as to material weaknesses in internal controls over financial reporting as of December 31, 2013, management has taken the following remedial actions.

•    The Company has signed a contract with a consultant to assist with the risk assessment for the effective identification of financial reporting risks and controls.

•    The Company is in the process of implementing the following controls relative to the deficiencies in investment securities policies and processes:

•   The Company established controls in April 2014 over the completeness and accuracy of vendor pricing used to value the held to maturity securities portfolio.  The Company uses two sources to price its investment securities.  There are controls on both of these sources for the reliable collection and transmission of investment pricing data.

•   Additional controls were added in April 2014 to provide for an independent review of information entered into the securities system.

•   A review by a qualified person not involved in preparing the initial evaluation of the Company’s evaluation of the impairment of Federal Home Loan Bank stock was established in April 2014.

•   In April 2014, the Company adjusted the design of the control over the reconciliation of the investment system to the reports from the securities custodian such that the reconciliation is performed by an individual who is not responsible for entry of information into the investment system.  This change provided for appropriate segregation of duties.

•    The Company is in the process of implementing the following controls related to income tax policies and procedures:

•   The income tax provision since April 2014 was prepared by the Controller and reviewed by the Treasurer.  The Treasurer’s review of the income tax provision included a detailed verification of inputs and calculations as well as detailed documentation on how the provision was reviewed.

•   The reconciliation of the income tax return to the tax provision is performed annually in the fourth quarter of each year.  The next reconciliation will be performed in the fourth quarter of 2014.  This reconciliation will be prepared by one person and reviewed by a second party.

•   The effective tax calculation since April 2014 was prepared by the Controller and reviewed by the Treasurer.  The Treasurer’s review of the effective tax calculation included a verification of inputs and calculations as well as detailed documentation on how the calculation was reviewed.

Management anticipates that these remedial actions will strengthen the Company’s internal controls over financial reporting and will, over time, address the material weaknesses that were identified as of December 31, 2013.  Since some of these remedial actions will take place on a quarterly basis, their successful implementation may need to be evaluated over several quarters before management is able to conclude that the underlying material weakness has been remediated.

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

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                                 Not applicable.

(b)                                 Not applicable.

(c)                                  Stock Repurchases.  There were no repurchases of common shares during the three months ended June 30, 2014.

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

TERRITORIAL BANCORP INC.
(Registrant)

Date: August 8, 2014	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and
Chief Executive Officer

Date: August 8, 2014	/s/ Melvin M. Miyamoto
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