Form 10-Q
period 2014-09-30
Territorial Bancorp Inc.
filed 2014-11-07
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2014

or

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

9,969,600 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of October 31, 2014.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.                              FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	September 30,	December 31,
	2014	2013

ASSETS
Cash and cash equivalents	$64,723	$75,365
Investment securities held to maturity, at amortized cost (fair value of $592,470 and $598,007 at September 30, 2014 and December 31, 2013, respectively)	589,079	613,436
Federal Home Loan Bank stock, at cost	11,352	11,689
Federal Reserve Bank stock, at cost	2,904	—
Loans held for sale	2,602	2,210
Loans receivable, net	925,484	856,542
Accrued interest receivable	4,450	4,310
Premises and equipment, net	5,844	6,056
Bank-owned life insurance	41,039	40,243
Deferred income taxes receivable	6,468	5,075
Prepaid expenses and other assets	2,432	1,978

Total assets	$1,656,377	$1,616,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,327,254	$1,288,709
Advances from the Federal Home Loan Bank	15,000	15,000
Securities sold under agreements to repurchase	72,000	72,000
Accounts payable and accrued expenses	21,370	23,933
Current income taxes payable	1,366	1,414
Advance payments by borrowers for taxes and insurance	2,301	3,708

Total liabilities	1,439,291	1,404,764

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 9,969,600 and 10,051,377 shares at September 30, 2014 and December 31, 2013, respectively	100	101
Additional paid-in capital	75,371	77,340
Unearned ESOP shares	(6,973)	(7,340)
Retained earnings	152,295	145,826
Accumulated other comprehensive loss	(3,707)	(3,787)

Total stockholders’ equity	217,086	212,140

Total liabilities and stockholders’ equity	$1,656,377	$1,616,904

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest and dividend income:
Investment securities	$4,895	$4,775	$15,055	$13,847
Loans	10,020	9,267	29,320	27,696
Other investments	75	49	153	213
Total interest and dividend income	14,990	14,091	44,528	41,756

Interest expense:
Deposits	1,138	1,031	3,332	3,225
Advances from the Federal Home Loan Bank	67	67	199	235
Securities sold under agreements to repurchase	346	422	1,032	1,370
Total interest expense	1,551	1,520	4,563	4,830

Net interest income	13,439	12,571	39,965	36,926
Provision for loan losses	23	45	188	47

Net interest income after provision for loan losses	13,416	12,526	39,777	36,879

Noninterest income:
Service fees on loan and deposit accounts	555	598	1,578	1,667
Income on bank-owned life insurance	265	295	797	774
Gain on sale of investment securities	392	922	1,047	2,834
Gain on sale of loans	118	365	283	1,390
Other	68	143	330	329
Total noninterest income	1,398	2,323	4,035	6,994

Noninterest expense:
Salaries and employee benefits	5,402	5,318	16,062	15,682
Occupancy	1,474	1,387	4,305	3,971
Equipment	956	853	2,775	2,576
Federal deposit insurance premiums	202	193	602	574
Other general and administrative expenses	1,045	969	2,946	3,228
Total noninterest expense	9,079	8,720	26,690	26,031

Income before income taxes	5,735	6,129	17,122	17,842
Income taxes	2,273	2,298	6,479	6,709
Net income	$3,462	$3,831	$10,643	$11,133

Basic earnings per share	$0.38	$0.40	$1.16	$1.13
Diluted earnings per share	$0.37	$0.39	$1.15	$1.12
Cash dividends declared per common share	$0.15	$0.13	$0.44	$0.38
Basic weighted-average shares outstanding	9,218,745	9,676,304	9,190,476	9,810,725
Diluted weighted-average shares outstanding	9,323,306	9,809,987	9,283,425	9,930,438

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$3,462	$3,831	$10,643	$11,133

Change in unrealized loss on securities	1	3	5	21
Noncredit related gains on securities not expected to be sold	3	14	75	83

Other comprehensive income	4	17	80	104

Comprehensive income	$3,466	$3,848	$10,723	$11,237

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity

Balances at December 31, 2012	$108	$93,616	$(7,829)	$137,410	$(4,333)	$218,972

Net income	—	—	—	11,133	—	11,133
Other comprehensive income	—	—	—	—	104	104
Cash dividends declared ($0.38 per share)	—	—	—	(3,896)	—	(3,896)
Share-based compensation	1	2,001	—	—	—	2,002
Allocation of 36,699 ESOP shares	—	478	367	—	—	845
Repurchase of 739,197 shares of company common stock	(7)	(16,564)	—	—	—	(16,571)

Balances at September 30, 2013	$102	$79,531	$(7,462)	$144,647	$(4,229)	$212,589

Balances at December 31, 2013	$101	$77,340	$(7,340)	$145,826	$(3,787)	$212,140

Net income	—	—	—	10,643	—	10,643
Other comprehensive income	—	—	—	—	80	80
Cash dividends declared ($0.44 per share)	—	—	—	(4,174)	—	(4,174)
Share-based compensation	1	2,001	—	—	—	2,002
Allocation of 36,699 ESOP shares	—	410	367	—	—	777
Repurchase of 195,109 shares of company common stock	(2)	(4,380)	—	—	—	(4,382)

Balances at September 30, 2014	$100	$75,371	$(6,973)	$152,295	$(3,707)	$217,086

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2014	2013

Cash flows from operating activities:
Net income	$10,643	$11,133
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	188	47
Depreciation and amortization	1,032	837
Deferred income tax benefit	(1,445)	(1,108)
Amortization of fees, discounts, and premiums	(310)	395
Origination of loans held for sale	(27,195)	(67,252)
Proceeds from sales of loans held for sale	27,086	70,181
Gain on sale of loans, net	(283)	(1,390)
Purchases of investment securities held for trading	(5,041)	—
Proceeds from sale of investment securities held for trading	5,071	—
Gain on sale of investment securities held for trading	(30)	—
Gain on sale of investment securities held to maturity	(1,017)	(2,834)
ESOP expense	777	845
Share-based compensation expense	2,002	2,002
Increase in accrued interest receivable	(140)	(15)
Net increase in bank-owned life insurance	(796)	(774)
Net (increase) decrease in prepaid expenses and other assets	(454)	1,379
Net increase (decrease) in accounts payable and accrued expenses	(2,038)	2,255
Net decrease in advance payments by borrowers for taxes and insurance	(1,407)	(1,256)
Net decrease in income taxes payable	(48)	(244)
Net cash provided by operating activities	6,595	14,201

Cash flows from investing activities:
Purchases of investment securities held to maturity	(34,831)	(240,496)
Principal repayments on investment securities held to maturity	48,705	146,301
Proceeds from sale of investment securities held to maturity	11,506	42,034
Loan originations, net of principal repayments on loans receivable	(68,694)	(52,345)
Proceeds from redemption of Federal Home Loan Bank stock	337	330
Purchases of Federal Reserve Bank stock	(2,904)	—
Purchases of bank-owned life insurance	—	(8,000)
Purchases of premises and equipment	(820)	(922)
Net cash used in investing activities	(46,701)	(113,098)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2014	2013

Cash flows from financing activities:
Net increase in deposits	$38,545	$20,511
Proceeds from advances from the Federal Home Loan Bank	—	5,000
Repayments of advances from the Federal Home Loan Bank	—	(10,000)
Repayments of securities sold under agreements to repurchase	—	(23,000)
Purchases of Fed Funds	10	—
Sales of Fed Funds	(10)	—
Repurchases of company stock	(4,907)	(16,571)
Cash dividends paid	(4,174)	(3,896)
Net cash provided by (used in) financing activities	29,464	(27,956)

Net decrease in cash and cash equivalents	(10,642)	(126,853)

Cash and cash equivalents at beginning of the period	75,365	182,818

Cash and cash equivalents at end of the period	$64,723	$55,965

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$4,502	$4,861
Income taxes	7,972	8,061

Supplemental disclosure of noncash investing activities:
Loans transferred to real estate owned	$—	$143
Investments purchased, not settled	—	1,096

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

On June 25, 2014, Territorial Savings Bank converted from a federal savings bank to a Hawaii state-chartered savings bank.  On July 10, 2014, Territorial Savings Bank became a member of the Federal Reserve System.

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

In August 2014, the FASB amended the Receivables topic of the FASB ASC.  The amendment seeks to clarify the classification of foreclosed mortgage loans that are either fully or partially guaranteed under government programs, such as from the Federal Housing Administration (FHA) or the U.S. Department of Veterans Affairs (VA).  The amendment is effective for interim and annual periods beginning after December 15, 2014.  The Company does not expect the adoption of this amendment to have any effect on its consolidated financial statements.

(4)                     Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	September 30,	December 31,
(Dollars in thousands)	2014	2013

Cash and due from banks	$8,036	$9,962
Interest-earning deposits in other banks	56,687	65,403
Cash and cash equivalents	$64,723	$75,365

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank.

(5)                     Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Carrying	Gross Unrealized		Estimated
(Dollars in thousands)	Value	Gains	Losses	Fair Value
September 30, 2014:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$588,418	$13,269	$(9,878)	$591,809
Trust preferred securities	661	—	—	661
Total	$589,079	$13,269	$(9,878)	$592,470

December 31, 2013:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$612,899	$7,979	$(23,408)	$597,470
Trust preferred securities	537	—	—	537
Total	$613,436	$7,979	$(23,408)	$598,007

The carrying and estimated fair value of investment securities at September 30, 2014 are shown below.  Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Carrying	Estimated
(Dollars in thousands)	Value	Fair Value
Held to maturity:
Due within 5 years	$7	$7
Due after 5 years through 10 years	61	65
Due after 10 years	589,011	592,398
Total	$589,079	$592,470

Realized gains and losses and the proceeds from sales of securities available for sale, held to maturity and trading are shown in the table below.  All sales of securities were U.S. government-sponsored mortgage-backed securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Proceeds from sales	$4,307	$13,943	$16,577	$43,131
Gross gains	392	922	1,047	2,834
Gross losses	—	—	—	—

During the three months ended September 30, 2014 and 2013, the Company recorded proceeds of $4.3 million and $13.9 million, respectively, from the sale of $3.9 million and $13.0 million, respectively, of held-to-maturity debt securities, resulting in gross realized gains of $392,000 and $922,000, respectively.  During the nine months ended September 30, 2014 and 2013, the Company recorded proceeds of $11.5 million and $43.1 million, respectively, from the sale of $10.5 million and $40.3 million, respectively, of held-to-maturity debt securities, resulting in gross realized gains of $1.0 million and $2.8 million, respectively.  The sale of these securities, for which the Company had already collected a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investment topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio.

Investment securities with carrying values of $273.9 million and $273.2 million at September 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at September 30, 2014 and December 31, 2013.  The Company does not intend to sell these securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)

September 30, 2014:
Mortgage-backed securities	$26,763	$142	$215,945	$9,736	45	$242,708	$9,878
December 31, 2013:
Mortgage-backed securities	$361,445	$21,678	$22,010	$1,730	69	$383,455	$23,408

Mortgage-Backed Securities.  The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates.  All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its amortized cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2014 and December 31, 2013.

Trust Preferred Securities.  At September 30, 2014, the Company owns two trust preferred securities, PreTSL XXIII and XXIV.  The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.  Both of these securities are classified in the Company’s held-to-maturity investment portfolio.

The trust preferred securities market is considered to be inactive as only five transactions have occurred over the past 33 months in the same tranche of securities owned by the Company.  The Company used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in trust preferred securities did not incur additional impairment during the quarter ending September 30, 2014.

PreTSL XXIV has a book value of $0 at September 30, 2014.  PreTSL XXIII has a book value of $661,000 at September 30, 2014.  The difference between the book value of $661,000 and the remaining amortized cost basis of $1.1 million is reported as other comprehensive loss and is related to noncredit factors such as the trust preferred securities market being inactive.

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

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)	2014	2013
Balance at January 1,	$5,885	$5,885
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Balance at September 30,	$5,885	$5,885

The table below shows the components of accumulated other comprehensive loss, net of taxes, resulting from other-than-temporarily impaired securities:

	September 30,
(Dollars in thousands)	2014	2013
Noncredit losses on other-than-temporarily impaired securities, net of taxes	$301	$362

(6)                     Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Real estate loans:
First mortgages:
One- to four-family residential	$885,540	$823,273
Multi-family residential	5,151	4,877
Construction, commercial, and other	20,359	13,554
Home equity loans and lines of credit	15,787	16,524
Total real estate loans	926,837	858,228
Other loans:
Loans on deposit accounts	462	342
Consumer and other loans	4,097	4,307
Total other loans	4,559	4,649
Less:
Net unearned fees and discounts	(4,384)	(4,849)
Allowance for loan losses	(1,528)	(1,486)
Total unearned fees, discounts and allowance for loan losses	(5,912)	(6,335)
Loans receivable, net	$925,484	$856,542

The activity in the allowance for loan losses on loans receivable is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance, beginning of period	$1,510	$1,622	$1,486	$1,672
Provision for loan losses	23	45	188	47
	1,533	1,667	1,674	1,719
Charge-offs	(10)	(68)	(163)	(205)
Recoveries	5	68	17	153
Net charge-offs	(5)	—	(146)	(52)
Balance, end of period	$1,528	$1,667	$1,528	$1,667

The table below presents the activity in the allowance for loan losses by portfolio segment:

(Dollars in thousands)	Residential Mortgage	Construction, Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals
Three months ended September 30, 2014:
Balance, beginning of period	$344	$932	$7	$159	$68	$1,510
Provision (reversal of allowance) for loan losses	9	78	(1)	(5)	(58)	23
	353	1,010	6	154	10	1,533
Charge-offs	—	—	—	(10)	—	(10)
Recoveries	—	1	1	3	—	5
Net charge-offs	—	1	1	(7)	—	(5)
Balance, end of period	$353	$1,011	$7	$147	$10	$1,528

Nine months ended September 30, 2014:
Balance, beginning of period	$376	$799	$10	$229	$72	$1,486
Provision (reversal of allowance) for loan losses	95	211	4	(60)	(62)	188
	471	1,010	14	169	10	1,674
Charge-offs	(118)	—	(10)	(35)	—	(163)
Recoveries	—	1	3	13	—	17
Net charge-offs	(118)	1	(7)	(22)	—	(146)
Balance, end of period	$353	$1,011	$7	$147	$10	$1,528

(Dollars in thousands)	Residential Mortgage	Construction, Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals
Three months ended September 30, 2013:
Balance, beginning of period	$513	$813	$35	$125	$136	$1,622
Provision (reversal of allowance) for loan losses	(16)	14	(1)	44	4	45
	497	827	34	169	140	1,667
Charge-offs	(13)	—	—	(55)	—	(68)
Recoveries	49	11	1	7	—	68
Net charge-offs	36	11	1	(48)	—	—
Balance, end of period	$533	$838	$35	$121	$140	$1,667

Nine months ended September 30, 2013:
Balance, beginning of period	$590	$818	$35	$107	$122	$1,672
Provision (reversal of allowance) for loan losses	(84)	9	(7)	111	18	47
	506	827	28	218	140	1,719
Charge-offs	(94)	—	—	(111)	—	(205)
Recoveries	121	11	7	14	—	153
Net charge-offs	27	11	7	(97)	—	(52)
Balance, end of period	$533	$838	$35	$121	$140	$1,667

Management considers the allowance for loan losses at September 30, 2014 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions at that date. While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings.  In addition, as an integral part of their examination process, the bank regulatory agencies periodically review the allowance for loan losses and may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

(Dollars in thousands)	Residential Mortgage	Construction, Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals
September 30, 2014:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	353	1,011	7	147	10	1,528
Total ending allowance balance	$353	$1,011	$7	$147	$10	$1,528

Loans:
Ending loan balance:
Individually evaluated for impairment	$6,739	$—	$301	$1	$—	$7,041
Collectively evaluated for impairment	879,573	20,344	15,492	4,562	—	919,971
Total ending loan balance	$886,312	$20,344	$15,793	$4,563	$—	$927,012

December 31, 2013:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	376	799	10	229	72	1,486
Total ending allowance balance	$376	$799	$10	$229	$72	$1,486

Loans:
Ending loan balance:
Individually evaluated for impairment	$8,373	$—	$160	$—	$—	$8,533
Collectively evaluated for impairment	814,960	13,514	16,372	4,649	—	849,495
Total ending loan balance	$823,333	$13,514	$16,532	$4,649	$—	$858,028

The table below presents the balance of impaired loans and the related amount of allocated loan loss allowances:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Loans with no allocated allowance for loan losses	$7,041	$8,533
Loans with allocated allowance for loan losses	—	—
Total impaired loans	$7,041	$8,533

Amount of allocated loan loss allowance	$—	$—

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance
September 30, 2014:
With no related allowance recorded:
One- to four-family residential mortgages	$6,739	$7,327
Home equity loans and lines of credit	301	324
Consumer and other	1	1
Total	$7,041	$7,652

December 31, 2013:
With no related allowance recorded:
One- to four-family residential mortgages	$8,373	$8,716
Home equity loans and lines of credit	160	165

Total	$8,533	$8,881

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
2014:
With no related allowance recorded:
One- to four-family residential mortgages	$6,785	$28	$6,931	$88
Home equity loans and lines of credit	302	—	311	—
Consumer and other	1	—	1	—
Total	$7,088	$28	$7,243	$88

2013:
With no related allowance recorded:
One- to four-family residential mortgages	$7,440	$33	$7,477	$98
Home equity loans and lines of credit	162	—	161	—
Total	$7,602	$33	$7,638	$98

There were no loans individually evaluated for impairment with a related allowance for loan loss as of September 30, 2014 or December 31, 2013.  Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they are written down to fair value.

The table below presents the aging of loans and accrual status by class of loans:

(Dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total Loans	Nonaccrual Loans	Loans More Than 90 Days Past Due and Still Accruing
September 30, 2014:
One- to four-family residential mortgages	$402	$840	$722	$1,964	$879,217	$881,181	$4,726	$—
Multi-family residential mortgages	—	—	—	—	5,131	5,131	—	—
Construction, commercial and other mortgages	—	—	—	—	20,344	20,344	—	—
Home equity loans and lines of credit	—	—	161	161	15,632	15,793	301	—
Loans on deposit accounts	—	—	—	—	462	462	—	—
Consumer and other	11	2	1	14	4,087	4,101	1	—

Total	$413	$842	$884	$2,139	$924,873	$927,012	$5,028	$—

December 31, 2013:
One- to four-family residential mortgages	$376	$612	$1,577	$2,565	$815,917	$818,482	$5,840	$—
Multi-family residential mortgages	—	—	—	—	4,851	4,851	—	—
Construction, commercial and other mortgages	—	—	—	—	13,514	13,514	—	—
Home equity loans and lines of credit	—	—	—	—	16,532	16,532	160	—
Loans on deposit accounts	—	—	—	—	342	342	—	—
Consumer and other	11	4	—	15	4,292	4,307	—	—

Total	$387	$616	$1,577	$2,580	$855,448	$858,028	$6,000	$—

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

The Company had 20 nonaccrual loans with a book value of $5.0 million at September 30, 2014 and 19 nonaccrual loans with a book value of $6.0 million as of December 31, 2013.  The Company collected interest on nonaccrual loans of $197,000 and $137,000 during the nine months ended September 30, 2014 and 2013, respectively, but due to regulatory requirements, we recorded it as a reduction of principal.  The Company would have recognized additional interest income of $164,000 and $200,000 during the nine months ended September 30, 2014 and 2013, respectively, had the loans been accruing interest.  The Company did not have any loans more than 90 days past due and still accruing interest as of September 30, 2014 and December 31, 2013.

The table below presents information related to loans modified in a troubled debt restructuring during the three and nine months ended September 30, 2014 and 2013:

	2014			2013
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Three months ended September 30:
One- to four-family residential	—	$—	$—	—	$—	$—
Total	—	$—	$—	—	$—	$—

Nine months ended September 30:
One- to four-family residential	—	$—	$—	1	$700	$700
Total	—	$—	$—	1	$700	$700

There were no new troubled debt restructurings within the past 12 months that subsequently defaulted.

The Company had 18 troubled debt restructurings totaling $4.9 million as of September 30, 2014 that were considered to be impaired.  This total included 17 one- to four-family residential mortgage loans totaling $4.8 million and one home equity loan for $139,000.  Six of the loans, totaling $2.0 million, are performing in accordance with their restructured terms and accruing interest at September 30, 2014.  Eleven of the loans, totaling $2.7 million, are performing in accordance with their restructured terms but not accruing interest at September 30, 2014.  One of the loans, for $191,000, is more than 149 days delinquent and not accruing interest as of September 30, 2014.  The Company had 20 troubled debt restructurings totaling $5.8 million as of December 31, 2013 that were considered to be impaired.  This total included 19 one- to four-family residential mortgage loans totaling $5.6 million and one home equity loan for $160,000.  Eight of the loans, totaling $2.5 million, were performing in accordance with their restructured terms and accruing interest at December 31, 2013.  Twelve of the loans, totaling $3.3 million, were performing in accordance with their restructured terms but not accruing interest at December 31, 2013.  Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers.  We have no commitments to lend any additional funds to these borrowers.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii.  Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the nine months ended September 30, 2014 and 2013, the Company sold $26.9 million and $69.2 million, respectively, of mortgage loans held for sale and recognized gains of $283,000 and $1.4 million, respectively.  During the three months ended September 30, 2014 and 2013, the Company sold $10.0 million and $22.1 million, respectively, of mortgage loans held for sale and recognized gains of $118,000 and $365,000, respectively.  The Company had eight loans held for sale totaling $2.6 million at September 30, 2014 and six loans held for sale totaling $2.2 million at December 31, 2013.

The Company serviced loans for others of $62.8 million at September 30, 2014 and $68.4 million at December 31, 2013. Of these amounts, $2.5 million and $3.1 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at September 30, 2014 and December 31, 2013, respectively.  The amount of contractually specified servicing fees earned for the nine-month periods ended September 30, 2014 and 2013 was $137,000 and $164,000, respectively.  The amount of contractually specified servicing fees earned for the three-month periods ended September 30, 2014 and 2013 was $44,000 and $51,000, respectively.  The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

(7)                     Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts.  Securities sold under agreements to repurchase are summarized as follows:

	September 30, 2014		December 31, 2013
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
1 year or less	$47,000	2.11%	$—	—%
Over 1 year to 2 years	—	—	47,000	2.11
Over 3 years to 4 years	25,000	1.46	25,000	1.46
Total	$72,000	1.88%	$72,000	1.88%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at September 30, 2014.  The amount at risk is the greater of the carrying value or fair value over the repurchase liability.  All the agreements to repurchase are with JP Morgan Securities and the securities pledged are issued and guaranteed by U.S. government-sponsored enterprises.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$77,416	$77,232	$72,000	$5,416	16

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
September 30, 2014:
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

The components of net periodic benefit cost were as follows:

	SERP		SERP
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Net periodic benefit cost for the period
Service cost	$25	$41	$75	$124
Interest cost	30	28	89	83
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized actuarial loss	—	—	—	—
Recognized curtailment loss	—	—	—	—
Net periodic benefit cost	$55	$69	$164	$207

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company.  The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants.  As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’

equity.  The shares committed to be released are considered outstanding for earnings per share computations.  Compensation expense recognized for the three months ended September 30, 2014 and 2013 amounted to $216,000 and $249,000, respectively.  Compensation expense recognized for the nine months ended September 30, 2014 and 2013 amounted to $673,000 and $772,000, respectively.

Shares held by the ESOP trust were as follows:

	September 30,	December 31,
	2014	2013
Allocated shares	271,198	239,241
Unearned shares	697,290	733,989
Total ESOP shares	968,488	973,230
Fair value of unearned shares, in thousands	$14,148	$17,029

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula.  The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans.  We accrue for these benefits over the period during which employees provide services to earn these benefits.  For the three months ended September 30, 2014 and 2013, we accrued $63,000 and $63,000, respectively, for the ESOP restoration plan.  For the nine months ended September 30, 2014 and 2013, we accrued $156,000 and $183,000, respectively, for the ESOP restoration plan.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Compensation expense	$675	$675	$2,002	$2,002
Income tax benefit	302	314	911	966

Shares of our common stock issued under the 2010 Equity Incentive Plan shall be authorized but unissued shares.   The maximum number of shares that will be awarded under the plan will be 1,712,637 shares.

Stock Options

The table below presents the stock option activity for the nine months ended September 30, 2014 and 2013:

	Options	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Thousands)
Options outstanding at December 31, 2013	832,954	$17.38	6.68	$4,845
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at September 30, 2014	832,954	$17.38	5.93	$2,421
Options outstanding at December 31, 2012	832,954	$17.38	7.67	$4,554
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at September 30, 2013	832,954	$17.38	6.92	$3,821

Options vested and exercisable at September 30, 2014	555,097	$17.38	5.93	$1,615

There were no stock options exercised during the three and nine months ended September 30, 2014 and 2013.

As of September 30, 2014, the Company had $1.4 million of unrecognized compensation costs related to the stock option plan. The cost of the stock option plan is being amortized over the five- to six-year vesting period.

There were no options granted in the three or nine months ended September 30, 2014 and 2013.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant.  Unvested restricted stock awards may not be disposed of or transferred during the vesting period.  Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	340,065	$17.39
Granted	—	—
Vested	113,332	17.39
Forfeited	—	—
Nonvested at September 30, 2014	266,733	$17.39

Nonvested at December 31, 2012	453,397	$17.39
Granted	—	—
Vested	113,332	17.39
Forfeited	—	—
Nonvested at September 30, 2013	340,065	$17.39

As of September 30, 2014, the Company had $3.8 million of unrecognized compensation costs related to restricted stock awards.  The cost of the restricted stock awards is being amortized over the five- or six-year vesting period.

(12)              Earnings Per Share

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share data)	2014	2013	2014	2013

Net income	$3,462	$3,831	$10,643	$11,133

Weighted-average number of shares used in:
Basic earnings per share	9,218,745	9,676,304	9,190,476	9,810,725
Dilutive common stock equivalents:
Stock options and restricted stock units	104,561	133,683	92,949	119,713
Diluted earnings per share	9,323,306	9,809,987	9,283,425	9,930,438
Net income per common share, basic	$0.38	$0.40	$1.16	$1.13
Net income per common share, diluted	$0.37	$0.39	$1.15	$1.12

(13)              Other Comprehensive Loss

The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes:

(Dollars in thousands)	Unfunded Pension Liability	Noncredit Related Losses on Securities Not Expected to Be Sold	Unrealized Loss on Securities	Total
Three months ended September 30, 2014
Balances at beginning of period	$3,338	$304	$69	$3,711
Other comprehensive income before reclassifications	—	(3)	(1)	(4)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	—	(3)	(1)	(4)
Balances at end of period	$3,338	$301	$68	$3,707

Three months ended September 30, 2013:
Balances at beginning of period	$3,792	$376	$78	$4,246
Other comprehensive income before reclassifications	—	(14)	(3)	(17)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	—	(14)	(3)	(17)
Balances at end of period	$3,792	$362	$75	$4,229

Nine months ended September 30, 2014
Balances at beginning of period	$3,338	$376	$73	$3,787
Other comprehensive income before reclassifications	—	(75)	(5)	(80)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	—	(75)	(5)	(80)
Balances at end of period	$3,338	$301	$68	$3,707

Nine months ended September 30, 2013:
Balances at beginning of period	$3,792	$445	$96	$4,333
Other comprehensive income before reclassifications	—	(83)	(21)	(104)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	—	(83)	(21)	(104)
Balances at end of period	$3,792	$362	$75	$4,229

The table below presents the tax effect on each component of accumulated other comprehensive loss:

	Three Months Ended September 30,
	2014			2013
(Dollars in thousands)	Pretax Amount	Tax	After Tax Amount	Pretax Amount	Tax	After Tax Amount

Unfunded pension liability	$—	$—	$—	$—	$—	$—
Noncredit related losses on securities not expected to be sold	(4)	1	(3)	(23)	9	(14)
Unrealized loss on securities	(2)	1	(1)	(5)	2	(3)

Total	$(6)	$2	$(4)	$(28)	$11	$(17)

	Nine Months Ended September 30,
	2014			2013
(Dollars in thousands)	Pretax Amount	Tax	After Tax Amount	Pretax Amount	Tax	After Tax Amount

Unfunded pension liability	$—	$—	$—	$—	$—	$—
Noncredit related losses on securities not expected to be sold	(124)	49	(75)	(138)	55	(83)
Unrealized loss on securities	(8)	3	(5)	(35)	14	(21)

Total	$(132)	$52	$(80)	$(173)	$69	$(104)

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

The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.  The trust preferred securities market is considered to be inactive as only five transactions have occurred over the past 33 months in the same tranche of securities owned by the Company.  The fair value of our trust preferred securities was determined using a discounted cash flow model.  Our model used a discount rate equal to three-month LIBOR plus 20.00% and provided a fair value estimate of $18.65 per $100 of par value for PreTSL XXIII.

The discounted cash flow analysis included a review of all issuers within the pool.  The fair value of the trust preferred securities are classified as Level 3 inputs because they are based on discounted cash flow models.

FHLB Stock. FHLB stock, which is redeemable for cash at par value, is reported at its par value.

FRB Stock. FRB stock, which is redeemable for cash at par value, is reported at its par value.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying	Fair	Fair Value Measurements Using
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
September 30, 2014
Assets
Cash and cash equivalents	$64,723	$64,723	$64,723	$—	$—
Investment securities held to maturity	589,079	592,470	—	591,809	661
FHLB stock	11,352	11,352		11,352	—
FRB stock	2,904	2,904	—	2,904	—
Loans held for sale	2,602	2,644	—	2,644	—
Loans receivable, net	925,484	954,573	—	—	954,573
Accrued interest receivable	4,450	4,450	4,450	—	—
Interest rate contracts	14	14	—	14	—

Liabilities
Deposits	1,327,254	1,327,481	1,114,881	—	212,600
Advances from the Federal Home Loan Bank	15,000	14,998	—	—	14,998
Securities sold under agreements to repurchase	72,000	72,478	—	—	72,478
Accounts payable and accrued expenses (excluding interest rate contracts)	21,357	21,357	21,357	—	—
Interest rate contracts	13	13	—	13	—
Current income taxes payable	1,366	1,366	1,366	—	—
Advance payments by borrowers for taxes and insurance	2,301	2,301	2,301	—	—

December 31, 2013
Assets
Cash and cash equivalents	$75,365	$75,365	$75,365	$—	$—
Investment securities held to maturity	613,436	598,007	—	597,470	537
FHLB stock	11,689	11,689	—	11,689	—
Loans held for sale	2,210	2,252	—	2,252	—
Loans receivable, net	856,542	880,852	—	—	880,852
Accrued interest receivable	4,310	4,310	4,310	—	—
Interest rate contracts	25	25	—	25	—

Liabilities
Deposits	1,288,709	1,289,348	1,078,712	—	210,636
Advances from the Federal Home Loan Bank	15,000	15,110	—	—	15,110
Securities sold under agreements to repurchase	72,000	73,151	—	—	73,151
Accounts payable and accrued expenses (excluding interest rate contracts)	23,905	23,905	23,905	—	—
Interest rate contracts	28	28	—	28	—
Current income taxes payable	1,414	1,414	1,414	—	—
Advance payments by borrowers for taxes and insurance	3,708	3,708	3,708	—	—

At September 30, 2014 and December 31, 2013, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

September 30, 2014:
Interest rate contracts — assets	$—	$14	$—	$14
Interest rate contracts — liabilities	—	(13)	—	(13)

December 31, 2013:
Interest rate contracts — assets	$—	$25	$—	$25
Interest rate contracts — liabilities	—	(28)	—	(28)

The fair value of interest rate contracts was determined by referring to prices quoted in the secondary market for similar contracts. Gains and losses are included in gain on sale of loans in the consolidated statements of income.

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013 and the related gains and losses for the nine months ended September 30, 2014 and the year ended December 31, 2013:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total Gains/ (Losses)

September 30, 2014:
Impaired loans	$—	$—	$328	$328	$(4)
Trust preferred securities	—	—	661	661	124

December 31, 2013:
Impaired loans	$—	$—	$5,456	$5,456	$76
Trust preferred securities	—	—	537	537	116

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

The table below presents the significant unobservable inputs for Level 3 nonrecurring fair value measurements:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Value

September 30, 2014:
Impaired loans — non-collateral dependent	$328	Discounted cash flow	Discount rate (1)	6.10%

Trust preferred securities	661	Discounted cash flow	Discount rate	Three-month LIBOR plus 20%

December 31, 2013:
Impaired loans — non-collateral dependent	$5,456	Discounted cash flow	Discount rate (1)	3.15% - 6.94%

Trust preferred securities	537	Discounted cash flow	Discount rate	Three-month LIBOR plus 20%

(1) Represents the yield on contractual cash flows prior to modification in troubled debt restructurings.

(15)              Subsequent Events

On October 30, 2014, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.16 per share of common stock.  The dividend is expected to be paid on November 26, 2014 to stockholders of record as of November 13, 2014.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Territorial Bancorp Inc.’s Annual Report on Form 10—K for the year ended December 31, 2013.

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Assets.  At September 30, 2014, our assets were $1.656 billion, an increase of $39.5 million, or 2.4%, from $1.617 billion at December 31, 2013.  The increase in assets was primarily the result of an increase in loans receivable that was partially offset by decreases in investment securities and cash.

Cash and Cash Equivalents.  Cash and cash equivalents were $64.7 million at September 30, 2014, a decrease of $10.6 million since December 31, 2013.  During the nine months ended September 30, 2014, cash was used to fund a $69.3 million increase in total loans.  In addition, the Company repurchased $4.4 million of common stock and paid $4.2 million of common stock dividends.  This was partially offset by a $38.5 million increase in deposits and a $24.4 million decrease in investment securities.

Loans.  Total loans, including $2.6 million of loans held for sale, were $928.1 million at September 30, 2014, or 56.0% of total assets.  During the nine months ended September 30, 2014, the loan portfolio increased by $69.3 million, or 8.1%.  The increase in the loan portfolio primarily occurred as the production of new one-to four-family residential loans exceeded principal repayments and loan sales.

Securities.  At September 30, 2014, our securities portfolio totaled $589.1 million, or 35.6% of total assets.  During the nine months ended September 30, 2014, the securities portfolio decreased by $24.4 million, or 4.0%.  The decrease in the securities portfolio occurred as repayments and the amount of securities sold exceeded the amount of securities purchased.

At September 30, 2014, all of such securities were classified as held-to-maturity and none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans.

At September 30, 2014, we owned trust preferred securities with a carrying value of $661,000.  This portfolio consists of two securities, which represent investments in a pool of debt obligations issued by Federal Deposit Insurance Corporation-insured financial institutions, insurance companies and real estate investment trusts.

The trust preferred securities market is considered to be inactive as only five transactions have occurred over the past 33 months in the same tranche of securities that we own.  We used a discounted cash flow model to determine whether these securities were other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.  We used a discount rate equal to three-month LIBOR plus 20.00% and provided a fair value estimate of $18.65 per $100 of par value for PreTSL XXIII.

Based on the Company’s review, the Company’s investment in trust preferred securities did not incur additional impairment during the quarter ended September 30, 2014.

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

Deposits. Deposits were $1.327 billion at September 30, 2014, an increase of $38.5 million, or 3.0%, since December 31, 2013.  The growth in deposits occurred primarily in savings and checking accounts.

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank of Seattle and funds borrowed under securities sold under agreements to repurchase.  During the nine months ended September 30, 2014, our borrowings remained constant at $87.0 million.  We have not required any other borrowings to fund our operations.  Instead, we have primarily funded our operations with additional deposits, proceeds from loan and security sales and principal repayments on loans and mortgage-backed securities.

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
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$870,909	$9,448	4.34%	$790,885	$8,750	4.43%
Multi-family residential	5,068	71	5.60	5,404	77	5.70
Construction, commercial and other	20,030	247	4.93	13,449	168	5.00
Home equity loans and lines of credit	15,341	184	4.80	15,133	200	5.29
Other loans	4,824	70	5.80	4,818	72	5.98
Total loans	916,172	10,020	4.37	829,689	9,267	4.47
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	600,548	4,895	3.26	594,898	4,775	3.21
Trust preferred securities	656	—	—	535	—	—
Total securities	601,204	4,895	3.26	595,433	4,775	3.21
Other	75,588	75	0.40	92,371	49	0.21
Total interest-earning assets	1,592,964	14,990	3.76	1,517,493	14,091	3.71
Non-interest-earning assets	65,639			62,052
Total assets	$1,658,603			$1,579,545

Interest-bearing liabilities:
Savings accounts	$931,040	$868	0.37%	$890,488	$722	0.32%
Certificates of deposit	211,426	263	0.50	196,151	302	0.62
Money market accounts	776	—	—	835	—	—
Checking and Super NOW accounts	144,190	7	0.02	132,251	7	0.02
Total interest-bearing deposits	1,287,432	1,138	0.35	1,219,725	1,031	0.34
Federal Home Loan Bank advances	15,000	67	1.79	15,000	67	1.79
Securities sold under agreements to repurchase	72,000	346	1.92	60,612	422	2.78
Total interest-bearing liabilities	1,374,432	1,551	0.45	1,295,337	1,520	0.47
Non-interest-bearing liabilities	67,247			65,285
Total liabilities	1,441,679			1,360,622
Stockholders’ equity	216,924			218,923
Total liabilities and stockholders’ equity	$1,658,603			$1,579,545

Net interest income		$13,439			$12,571
Net interest rate spread (3)			3.31%			3.24%
Net interest-earning assets (4)	$218,532			$222,156
Net interest margin (5)			3.37%			3.31%
Interest-earning assets to interest-bearing liabilities	115.90%			117.15%

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
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$846,210	$27,666	4.36%	$771,725	$26,121	4.51%
Multi-family residential	4,887	206	5.62	5,980	259	5.77
Construction, commercial and other	17,767	669	5.02	13,392	497	4.95
Home equity loans and lines of credit	15,756	575	4.87	14,985	606	5.39
Other loans	4,706	204	5.78	4,743	213	5.99
Total loans	889,326	29,320	4.40	810,825	27,696	4.55
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	612,974	15,055	3.27	569,196	13,847	3.24
Trust preferred securities	617	—	—	472	—	—
Total securities	613,591	15,055	3.27	569,668	13,847	3.24
Other	76,444	153	0.27	132,549	213	0.21
Total interest-earning assets	1,579,361	44,528	3.76	1,513,042	41,756	3.68
Non-interest-earning assets	65,188			59,553
Total assets	$1,644,549			$1,572,595

Interest-bearing liabilities:
Savings accounts	$923,436	$2,507	0.36%	$886,923	$2,266	0.34%
Certificates of deposit	211,389	802	0.51	194,742	937	0.64
Money market accounts	817	1	0.16	752	1	0.18
Checking and Super NOW accounts	141,908	22	0.02	127,407	21	0.02
Total interest-bearing deposits	1,277,550	3,332	0.35	1,209,824	3,225	0.36
Federal Home Loan Bank advances	15,000	199	1.77	16,117	235	1.94
Securities sold under agreements to repurchase	72,000	1,032	1.91	64,016	1,370	2.85
Total interest-bearing liabilities	1,364,550	4,563	0.45	1,289,957	4,830	0.50
Non-interest-bearing liabilities	65,821			63,034
Total liabilities	1,430,371			1,352,991
Stockholders’ equity	214,178			219,604
Total liabilities and stockholders’ equity	$1,644,549			$1,572,595

Net interest income		$39,965			$36,926
Net interest rate spread (3)			3.31%			3.18%
Net interest-earning assets (4)	$214,811			$223,085
Net interest margin (5)			3.37%			3.25%
Interest-earning assets to interest-bearing liabilities	115.74%			117.29%

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

Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013

General.  Net income decreased by $369,000, or 9.6%, to $3.5 million for the three months ended September 30, 2014 compared to $3.8 million for the three months ended September 30, 2013.  The decrease in net income was primarily caused by a $925,000 decrease in noninterest income and a $359,000 increase in noninterest expense.  This was partially offset by an $899,000 increase in interest and dividend income.

Net Interest Income.  Net interest income increased by $868,000, or 6.9%, to $13.4 million for the three months ended September 30, 2014 compared to $12.6 million for the three months ended September 30, 2013.  Interest and dividend income increased by $899,000, or 6.4%, due primarily to a five basis point increase in the average yield on interest-earning assets and a $75.5 million increase in the average balance of interest-earning assets.  Interest expense increased by $31,000, or 2.0%, due to a $79.1 million increase in the average balance of interest-bearing liabilities that was partially offset by a two basis point decrease in the average cost of interest-bearing liabilities.  The interest rate spread and net interest margin were 3.31% and 3.37%, respectively, for the three months ended September 30, 2014, compared to 3.24% and 3.31%, respectively, for the three months ended September 30, 2013.

Interest and Dividend Income. Interest and dividend income increased by $899,000, or 6.4%, to $15.0 million for the three months ended September 30, 2014 from $14.1 million for the three months ended September 30, 2013.  Interest income on loans increased by $753,000, or 8.1%, to $10.0 million for the three months ended September 30, 2014 from $9.3 million for the three months ended September 30, 2013.  The increase in interest income on loans occurred because the average balance of loans grew by $86.5 million, or 10.4%, as new loan originations exceeded loan repayments and loan sales. The increase in interest income that occurred because of growth in the loan portfolio was partially offset by a ten basis point decline in the average loan yield to 4.37% for the three months ended September 30, 2014.  The decline in the average yield on loans occurred because of repayments on higher-yielding loans and additions of new loans with lower yields to the loan portfolio.  Interest income on investment securities increased by $120,000, or 2.5%, to $4.9 million for the three months ended September 30, 2014 from $4.8 million for the three months ended September 30, 2013.  The increase in interest income on securities occurred primarily because of a $5.8 million increase in the average securities balance and a five basis point increase in the average securities yield.  The increase in the average securities balance occurred as the purchase of securities exceeded repayments and the amount of securities sold.  The increase in the yield on securities occurred because of a decrease in repayments that resulted in a decline in premium amortization on securities.

Interest Expense. Interest expense increased by $31,000, or 2.0%, to $1.6 million for the three months ended September 30, 2014 compared to $1.5 million for the three months ended September 30, 2013.  Interest expense on deposits increased by $107,000, or 10.4%, to $1.1 million for the three months ended September 30, 2014 compared to $1.0 million for the three months ended September 30, 2013.  The increase in interest expense on deposits occurred primarily because the average outstanding balance of deposits increased by $67.7 million, or 5.6%, to $1.287 billion during the three months ended September 30, 2014 compared to $1.220 billion during the three months ended September 30, 2013.  In addition, the average interest rate increased by one basis point to 0.35% during the three months ended September 30, 2014 compared to 0.34% for the three months ended September 30, 2013.  The increase in interest expense on deposits was partially offset by a $76,000, or 18.0%, decrease in interest expense on securities sold under agreements to repurchase during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  The decrease in interest expense on securities sold under agreements to repurchase was caused by an 86 basis point decrease in the average interest rate to 1.92% for the three months ended September 30, 2014 compared to 2.78% for the three months ended September 30, 2013.  The decrease in the average rate on securities sold under agreements to repurchase was partially offset by an $11.4 million, or 18.8%, increase in the average outstanding balance.  The decrease in the average interest rate on securities sold under agreements to repurchase occurred as higher costing agreements matured and were refinanced at lower interest rates.

Provision for Loan Losses.  We recorded provisions for loan losses of $23,000 and $45,000 for the three months ended September 30, 2014 and 2013, respectively.  The net charge-offs for the three months ended September 30, 2014 and 2013 were $5,000 and $0, respectively.  The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.17% and 0.20% at September 30, 2014 and 2013, respectively.  Nonaccrual loans totaled $5.0 million at September 30, 2014, or 0.54% of total loans at that date, compared to $5.3 million of nonaccrual loans at September 30, 2013, or 0.64% of total loans at that date.  Nonaccrual loans as of September 30, 2014 and 2013 consisted primarily of one- to four-family residential real estate loans.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2014 and 2013.  For additional information see footnote (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income.  The following table summarizes changes in noninterest income between the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Change
	2014	2013	$ Change	% Change
	(In thousands)

Service fees on loan and deposit accounts	$555	$598	$(43)	(7.2)%
Income on bank-owned life insurance	265	295	(30)	(10.2)%
Gain on sale of investment securities	392	922	(530)	(57.5)%
Gain on sale of loans	118	365	(247)	(67.7)%
Other	68	143	(75)	(52.4)%
Total	$1,398	$2,323	$(925)	(39.8)%

Noninterest income decreased by $925,000 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  During the three months ended September 30, 2014 and 2013, we sold $3.9 million and $13.0 million, respectively, of held-to-maturity investment securities and recognized gains of $392,000 and $922,000, respectively.  The sale of held-to-maturity securities, for which the Company had already received a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investment topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio.  During the three months ended September 30, 2014 and 2013, we also sold $10.0 million and $22.1 million, respectively, of mortgage loans held for sale primarily to reduce interest rate risk and recognized gains of $118,000 and $365,000, respectively.

Noninterest Expense. The following table summarizes changes in noninterest expense between the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Change
	2014	2013	$ Change	% Change
	(In thousands)

Salaries and employee benefits	$5,402	$5,318	$84	1.6%
Occupancy	1,474	1,387	87	6.3%
Equipment	956	853	103	12.1%
Federal deposit insurance premiums	202	193	9	4.7%
Other general and administrative expenses	1,045	969	76	7.8%
Total	$9,079	$8,720	$359	4.1%

Noninterest expense rose by $359,000 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  Equipment expense increased by $103,000 due to higher repair and maintenance, service bureau, data processing and depreciation expense.  Occupancy expense increased by $87,000 due to higher leasehold depreciation and rent expense.  Salaries and employee benefits increased by $84,000 primarily due to a decrease in the credit to compensation expense for the cost of originating new mortgage loans because of a decrease in new loan originations.  The Receivables topic of the FASB ASC allows financial institutions to take a credit against compensation expense for the direct cost of originating loans.  Other general and administrative expenses increased by $76,000 primarily due to an increase in internal audit service and other professional fees.  This was partially offset by a decrease in legal and supervisory exam fees.

Income Tax Expense.  Income taxes were $2.3 million for the three months ended September 30, 2014, reflecting an effective tax rate of 39.6% compared to $2.3 million for the three months ended September 30, 2013, reflecting an effective tax rate of 37.5%.  The increase in the effective tax rate is primarily attributed to changes in permanent tax benefits related to compensation and share-based compensation plans.

Comparison of Operating Results for the Nine Months Ended September 30, 2014 and 2013

General.  Net income decreased by $490,000, or 4.4%, to $10.6 million for the nine months ended September 30, 2014 from $11.1 million for the nine months ended September 30, 2013.  The decrease in net income was primarily caused by a $3.0 million decrease in noninterest income, a $659,000 increase in noninterest expense and a $141,000 increase in the provision for loan losses.  This was partially offset by a $2.8 million increase in interest and dividend income, a $267,000 decrease in interest expense and a $230,000 decrease in income taxes.

Net Interest Income.  Net interest income increased by $3.0 million, or 8.2%, to $40.0 million for the nine months ended September 30, 2014 compared to $36.9 million for the nine months ended September 30, 2013.  Interest and dividend income increased by $2.8 million, or 6.6%, due primarily to an eight basis point increase in the average yield on interest-earning assets and a $66.3 million increase in the average balance of interest-earning assets.  Interest expense decreased by $267,000, or 5.5%, due to a five basis point decrease in the average cost of interest-bearing liabilities that was partially offset by a $74.6 million increase in the average balance of interest-bearing liabilities.  The interest rate spread and net interest margin were 3.31% and 3.37%, respectively, for the nine months ended September 30, 2014, compared to 3.18% and 3.25%, respectively, for the nine months ended September 30, 2013.

Interest and Dividend Income. Interest and dividend income increased by $2.8 million, or 6.6%, to $44.5 million for the nine months ended September 30, 2014 from $41.8 million for the nine months ended September 30, 2013.  Interest income on loans increased by $1.6 million, or 5.9%, to $29.3 million for the nine months ended September 30, 2014 from $27.7 million for the nine months ended September 30, 2013.  The increase in interest income on loans occurred because the average balance of loans grew by $78.5 million, or 9.7%, as new loan originations exceeded loan repayments and loan sales. The increase in interest income that occurred because of growth in the loan portfolio was partially offset by a 15 basis point decline in the average loan yield to 4.40% for the nine months ended September 30, 2014.  The decline in the average yield on loans occurred because of repayments on higher-yielding loans and additions of new loans with lower yields to the loan portfolio.  Interest income on investment securities increased by $1.2 million, or 8.7%, to $15.1 million for the nine months ended September 30, 2014 from $13.8 million for the nine months ended September 30, 2013.  The increase in interest income on securities occurred primarily because of a $43.9 million increase in the average securities balance and a three basis point increase in the average securities yield. The increase in average securities balance occurred as the purchase of securities exceeded repayments and the amount of securities sold.  The increase in the yield on securities occurred because of a decrease in repayments that resulted in a decline in the premium amortization on securities.

Interest Expense. Interest expense decreased by $267,000, or 5.5%, to $4.6 million for the nine months ended September 30, 2014 compared to $4.8 million for the nine months ended September 30, 2013.  Interest expense on securities sold under agreements to repurchase decreased by $338,000, or 24.7%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  The decrease in interest expense on securities sold under agreements to repurchase was caused by a 94 basis point decrease in the average interest rate to 1.91% for the nine months ended September 30, 2014 compared to 2.85% for the nine months ended September 30, 2013.  The decrease in the average rate on securities sold under agreements to repurchase was partially offset by an $8.0 million, or 12.5%, increase in the average outstanding balance.  The decrease in the average interest rate on securities sold under agreements to repurchase occurred as higher costing agreements matured and were refinanced at lower interest rates.  Interest expense on FHLB advances decreased by $36,000, or 15.3%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  The decrease was caused by a $1.1 million, or 6.9%, decrease in the average outstanding balance and a 17 basis point decrease in the average interest rate to 1.77% for the nine months ended September 30, 2014 compared to 1.94% for the nine months ended September 30, 2013.  The decrease in the average interest rate on FHLB advances occurred as higher costing advances matured and were refinanced at lower interest rates.  Interest expense on deposits increased by $107,000, or 3.3%, to $3.3 million for the nine months ended September 30, 2014 compared to $3.2 million for the nine months ended September 30, 2013.  The average outstanding balance of deposits increased by $67.7 million, or 5.6%, to $1.278 billion during the nine months ended September 30, 2014 compared to $1.210 billion during the nine months ended September 30, 2013.  This was offset by the decrease in average interest rate by one basis point to 0.35% during the nine months ended September 30, 2014 compared to 0.36% for the nine months ended September 30, 2013.

Provision for Loan Losses.  We recorded provisions for loan losses of $188,000 and $47,000 for the nine months ended September 30, 2014 and 2013, respectively.  The net charge-offs for the nine months ended September 30, 2014 and 2013 were $146,000 and $52,000, respectively.  The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.17% and 0.20% at September 30, 2014 and 2013, respectively.  Nonaccrual loans totaled $5.0 million at September 30, 2014, or 0.54% of total loans at that date, compared to $5.3 million of nonaccrual loans at September 30, 2013, or 0.64% of total loans at that date.  Nonaccrual loans as of September 30, 2014 and 2013 consisted primarily of one- to four-family residential real estate loans.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2014 and 2013.  For additional information see footnote (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income.  The following table summarizes changes in noninterest income between the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,		Change
	2014	2013	$ Change	% Change
	(In thousands)

Service fees on loan and deposit accounts	$1,578	$1,667	$(89)	(5.3)%
Income on bank-owned life insurance	797	774	23	3.0%
Gain on sale of investment securities	1,047	2,834	(1,787)	(63.1)%
Gain on sale of loans	283	1,390	(1,107)	(79.6)%
Other	330	329	1	0.3%
Total	$4,035	$6,994	$(2,959)	(42.3)%

Noninterest income decreased by $3.0 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  During the nine months ended September 30, 2014 and 2013, we sold $15.5 million and $40.3 million, respectively, of held-to-maturity and trading investment securities and recognized gains of $1.0 million and $2.8 million, respectively.  The sale of held-to-maturity securities, for which the Company had already received a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investment topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio.  During the nine months ended September 30, 2014 and 2013, we also sold $26.9 million and $69.2 million, respectively, of mortgage loans held for sale primarily to reduce interest rate risk and recognized gains of $283,000 and $1.4 million, respectively.

Noninterest Expense.  The following table summarizes changes in noninterest expense between the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,		Change
	2014	2013	$ Change	% Change
	(In thousands)

Salaries and employee benefits	$16,062	$15,682	$380	2.4%
Occupancy	4,305	3,971	334	8.4%
Equipment	2,775	2,576	199	7.7%
Federal deposit insurance premiums	602	574	28	4.9%
Other general and administrative expenses	2,946	3,228	(282)	(8.7)%
Total	$26,690	$26,031	$659	2.5%

Noninterest expense rose by $659,000 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  Salaries and employee benefits increased by $380,000 primarily due to a decrease in the credit to compensation expense for the cost of originating new mortgage loans because of a decrease in new loan originations.  The Receivables topic of the FASB ASC allows financial institutions to take a credit against compensation expense for the direct cost of originating loans.  Occupancy expense increased by $334,000 due to higher repair and maintenance costs, depreciation and rent expense.  Equipment expense increased by $199,000 due to higher depreciation, repairs and maintenance and service bureau expense.  The increases in salaries and employee benefits, occupancy and equipment expense were partially offset by a $282,000 decrease in other general and administrative expenses due to lower legal costs and a loss on a deposit account recognized during the nine months ended September 30, 2013.

Income Tax Expense.  Income taxes were $6.5 million for the nine months ended September 30, 2014, reflecting an effective tax rate of 37.8% compared to $6.7 million for the nine months ended September 30, 2013, reflecting an effective tax rate of 37.6%.  The increase in the effective tax rate is primarily attributed to changes in permanent tax benefits related to compensation and share-based compensation plans.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan repayments, advances from the Federal Home Loan Bank of Seattle, securities sold under agreements to repurchase, proceeds from loan and security sales and principal repayments on securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Treasurer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2014.

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

Our most liquid asset is cash.  The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period.  At September 30, 2014, cash and cash equivalents totaled $64.7 million. On that date, we had $72.0 million in securities sold under agreements to repurchase outstanding and $15.0 million of Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $396.9 million under Federal Home Loan Bank advances.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2014, we had $16.5 million in loan commitments outstanding, most of which were for fixed-rate loans, and had $24.3 million in unused lines of credit to borrowers.  Certificates of deposit due within one year at September 30, 2014 totaled $162.5 million, or 12.2% of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2015.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the nine months ended September 30, 2014 and 2013, we originated $168.6 million and $240.5 million of loans, respectively, and purchased $39.9 million and $240.5 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and securities sold under agreements to repurchase.  We experienced a net increase in deposits of $38.5 million and $20.5 million for the nine months ended September 30, 2014 and 2013, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Seattle, which provide an additional source of funds.  Federal Home Loan Bank advances remained constant at $15.0 million during the nine months ended September 30, 2014 and decreased by $5.0 million during the nine months ended September 30, 2013.  We had the ability to borrow up to an additional $396.9 million and $375.6 million from the Federal Home Loan Bank of Seattle as of September 30, 2014 and 2013, respectively.  We also utilize securities sold under agreements to repurchase as another borrowing source.  Securities sold under agreements to repurchase remained constant at $72.0 million for the nine months ended September 30, 2014 and decreased by $23.0 million for the nine months ended September 30, 2013.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  On July 10, 2014, Territorial Savings Bank became a member of the Federal Reserve System.  The Federal Reserve requires that the Bank maintain a Tier 1 Leverage Capital ratio of 9.0% for the next three years as a condition of membership.  At September 30, 2014, Territorial Savings Bank exceeded all regulatory capital requirements.  Territorial Savings Bank is considered “well capitalized” under regulatory guidelines.  The tables below present the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained at September 30, 2014 and December 31, 2013.

As of September 30, 2014

(Dollars in thousands)

	Required	Territorial Savings Bank
Tier 1 Leverage Capital	9%	$213,301	12.85%
Total Risk-Based Capital	8%	$214,835	32.35%
Tier 1 Risk-Based Capital	4%	$213,301	32.12%

As of December 31, 2013

(Dollars in thousands)

	Required	Territorial Savings Bank
Tier 1 Leverage Capital	4%	$200,074	12.35%
Total Risk-Based Capital	8%	$201,566	31.99%
Tier 1 Risk-Based Capital	4%	$200,074	31.75%

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

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.  Except for an increase of $2.4 million in certificates of deposit between December 31, 2013 and September 30, 2014, there have not been any material changes in contractual obligations and funding needs since December 31, 2013.

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

The following table presents our internal calculations of the estimated changes in our EVE as of June 30, 2014 that would result from the designated instantaneous changes in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE	Percentage Change in EVE	EVE Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in EVE Ratio as a Percent of Present Value of Assets (3)(4)
(Dollars in thousands)

+400	$184,888	$(91,739)	(33.16)%	11.43%	(4.65)%
+300	$209,089	$(67,538)	(24.41)%	12.72%	(3.36)%
+200	$238,502	$(38,125)	(13.78)%	14.23%	(1.85)%
+100	$264,012	$(12,615)	(4.56)%	15.49%	(0.59)%
0	$276,627	$—	—%	16.08%	—%
-100	$262,101	$(14,526)	(5.25)%	15.35%	(0.73)%

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

Interest rates on mortgage-backed securities declined by approximately four basis points between June 30, 2014 and September 30, 2014.  The decrease in interest rates has likely increased our EVE.  However, we do not believe that the increase in EVE is material.

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

ITEM 4.        CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2014. Based on that evaluation, because of the material weaknesses in internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2013, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were not effective.

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

•    The Company is working with a consultant to develop a risk assessment for the effective identification of financial reporting risks and controls.

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

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         Not applicable.

(b)         Not applicable.

(c)          Stock Repurchases.  The following table sets forth information in connection with repurchases of our shares of common stock during the third quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

August 1, 2014 through August 31, 2014 (1)	24,115	$20.53	—	—

(1)         Represents shares repurchased to cover tax withholding related to restricted stock vesting.

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

TERRITORIAL BANCORP INC.
(Registrant)

Date: November 7, 2014	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and
Chief Executive Officer

Date: November 7, 2014	/s/ Melvin M. Miyamoto
Melvin M. Miyamoto
Senior Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	Third Amendment to Employment Agreement between Territorial Savings Bank and Vernon Hirata

10.2	First Amendment to Employment Agreement between Territorial Bancorp Inc. and Vernon Hirata

10.3	Second Amendment to Employment Agreement between Territorial Savings Bank and Allan S. Kitagawa

10.4	First Amendment to Employment Agreement between Territorial Bancorp Inc. and Allan S. Kitagawa

10.5	Second Amendment to Employment Agreement between Territorial Savings Bank and Ralph Nakatsuka

10.6	First Amendment to Employment Agreement between Territorial Bancorp Inc. and Ralph Nakatsuka

10.7	First Amendment to Amended and Restated Executive Deferred Incentive Agreement between Territorial Savings Bank and Vernon Hirata

10.8	First Amendment to Amended and Restated Supplemental Employee Retirement Agreement between Territorial Savings Bank and Allan S. Kitagawa

10.9	Third Amendment to Amended and Restated Supplemental Employee Retirement Agreement between Territorial Savings Bank and Vernon Hirata

10.10	Third Amendment to Amended and Restated Supplemental Employee Retirement Agreement between Territorial Savings Bank and Ralph Nakatsuka

31.1	Certification of Allan S. Kitagawa, Chairman of the Board, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Melvin M. Miyamoto, Senior Vice President and Treasurer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

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