Form 10-K
period 2014-12-31
Territorial Bancorp Inc.
filed 2015-03-13
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐  YES  ☒  NO

The aggregate value of the voting common equity held by nonaffiliates of the registrant, computed by reference to the closing price of the registrant’s shares of common stock as of June 30, 2014 ($20.88) was $189.5 million.

As of February 28, 2015, there were 9,756,819 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

•                                          adverse changes in the securities or credit markets;

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

PART I

ITEM 1.                          Business

Territorial Bancorp Inc.

Territorial Bancorp Inc. is a Maryland corporation and owns 100% of the outstanding common stock of Territorial Savings Bank.  On July 10, 2009, we completed our initial public offering of common stock in connection with the mutual-to-stock conversion of Territorial Mutual Holding Company, selling 12,233,125 shares of common stock at $10.00 per share and raising $122.3 million of gross proceeds. Since the completion of our initial public offering, we have not engaged in any significant business activity other than owning the common stock of and having savings deposits in Territorial Savings Bank, paying dividends and repurchasing shares of common stock.  At December 31, 2014, we had consolidated assets of $1.692 billion, consolidated deposits of $1.360 billion and consolidated stockholders’ equity of $216.4 million.

Our executive offices are located at 1132 Bishop Street, Suite 2200, Honolulu, Hawaii 96813.  Our telephone number at this address is (808) 946-1400.

Territorial Savings Bank

Territorial Savings Bank was a federally chartered savings bank headquartered in Honolulu, Hawaii.  Territorial Savings Bank was organized in 1921, and reorganized into the mutual holding company structure in 2002.  Territorial Savings Bank is currently the wholly-owned subsidiary of Territorial Bancorp Inc.  We provide financial services to individuals, families and businesses through our 28 banking offices located throughout the State of Hawaii.

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

The largest sector of Hawaii’s economy is the visitor industry.  The Hawaii Tourism Authority reported that 8.3 million visitors came to the state in 2014, a 1.3% increase compared to 2013.  The increase in visitor arrivals is primarily due to growth in the number of visitors from the continental United States, Canada, Australia, New Zealand and China.  Total visitor expenditures in 2014 totaled $14.747 billion, a 2.3% increase compared to 2013.

The unemployment rate for the State of Hawaii was 4.0% in December 2014, representing a decrease from a 4.7% rate in December 2013.  Hawaii’s unemployment rate continued to be lower than the 5.6% rate for the entire United States for December 2014. The growth in the visitor and construction industries have supported the local economy and kept the state’s unemployment rate lower than the national rate.  The construction of several new condominium projects and work on the City and County of Honolulu’s mass transit project has increased employment in Hawaii’s construction industry.

The median sale prices of existing single-family homes and condominium units sold increased in 2014 compared to 2013, while the number of sales declined slightly.  On the island of Oahu, the primary real estate market in Hawaii, sales of existing single-family homes totaled 3,285 units for the year ended December 31, 2014, a decrease of 1.7% compared to sales in 2013.  The number of condominium sales, a notable portion of the overall housing market, grew by 0.2% in 2014 compared to 2013.  The median price paid on Oahu for a single-family home in December 2014 was $690,000, an increase of 0.7% compared to the median price in December 2013.  The median price paid on Oahu for condominiums in December 2014 was $361,250, an increase of 9.5% compared to the median price in December 2013.

On the island of Maui, the second largest real estate market in Hawaii, sales of existing single-family homes totaled 943 units in 2014, a decrease of 4.2% compared to similar sales during 2013.  The number of condominium sales decreased by 10.0% in 2014 compared to 2013.  The median price paid for a single-family home on Maui in December 2014 was $565,000, an increase of 10.2% compared to the median price in December 2013.  The median price paid on Maui for condominiums in December 2014 was $387,500, a 6.2% increase compared to the median price in December 2013.

Foreclosure and bankruptcy filings fell in 2014 compared to 2013.  There were 2,084 mortgage foreclosure cases in Hawaii in 2014, a 39.2% decrease from 2013. In 2014, there were 1,702 bankruptcy filings, a decrease of 17.8% compared to the number of filings in 2013.  The decrease in foreclosure and bankruptcy filings is primarily due to growth in Hawaii’s economy.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in all four counties in the State of Hawaii.  As of June 30, 2014 (the latest date for which information is publicly available), we ranked fifth in FDIC-insured deposit market share (out of 13 banks and thrift institutions with offices in Hawaii) in the State of Hawaii, with a 3.7% market share.  As of that date, our largest market share was in the City and County of Honolulu, where we ranked fifth in deposit market share (out of 13 banks and thrift institutions with offices in the City and County) with a 3.9% market share.

Lending Activities

Our primary lending activity is the origination of one- to four-family residential mortgage loans.  To a much lesser extent, we also originate home equity loans and lines of credit, construction, commercial and other nonresidential real estate loans, consumer loans, multi-family mortgage loans and commercial business loans.

One- to Four-Family Residential Mortgage Loans.  At December 31, 2014, $926.1 million, or 95.1% of our total loan portfolio, consisted of one- to four-family residential mortgage loans.  We offer conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities generally up to 30 years.  There has been little demand for adjustable-rate mortgage loans in our market area.

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

We originate loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 100%.  We generally require private mortgage insurance for loans with loan-to-value ratios in excess of 80%.  During the year ended December 31, 2014, we originated $6.7 million of one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80%. We offer a variety of credit programs for low- to moderate-income and first-time home purchasers.  These include our first time home purchaser program, where the borrower will receive up to a 50 basis point reduction in points charged in connection with the loan.  We also originate first mortgage loans to lower-income individuals who reside in rural census tracts where the U.S. Department of Agriculture will issue a second mortgage and complete the underwriting of the loan, subject to our review before origination.  We also offer both FHA and VA fixed-rate loans.

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

Home Equity Loans and Lines of Credit.  In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and home equity lines of credit that are secured primarily by one- to four-family residential homes.  Home equity lines of credit have a maximum term of 10 years during which time the borrower is required to make payments to principal based on the amortization of 0.125% of principal outstanding per month.  The borrower is permitted to draw against the line during the entire term.  Our home equity lines of credit are originated with adjustable rates of interest or with fixed rates of interest that convert to adjustable rates of interest after an initial period of up to three years.  Our home equity loans are originated with fixed rates of interest and with terms of up to 30 years.  Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite one- to four-family residential mortgage loans.  Home equity loans may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan, while lines of credit for owner-occupied properties and investment properties may be underwritten with loan-to-value ratios of 80% and 65%, respectively, when combined with the principal balance of the existing mortgage loan.  We require appraisals on home equity loans and lines of credit.  At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral.  At December 31, 2014, the outstanding balance of home equity loans totaled $4.5 million, or 0.5% of our total loan portfolio, and the outstanding balance of home equity lines of credit totaled $11.5 million, or 1.2% of our total loan portfolio.

Nonresidential Real Estate Loans.  Our nonresidential real estate loans consist primarily of commercial real estate loans and construction loans for residential real estate projects.  These loans totaled $18.4 million, or 1.9% of our loan portfolio as of December 31, 2014.  The commercial real estate properties primarily include owner-occupied light industrial properties.  We generally seek to originate commercial real estate loans with initial principal balances of $1.0 million or less.  Loans secured by commercial real estate totaled $7.4 million, or 0.8%, of our total loan portfolio at December 31, 2014, and consisted of 12 loans outstanding with an average loan balance of approximately $619,000.  All of our nonresidential real estate loans are secured by properties located in our primary market area.  At December 31, 2014, our largest commercial real estate loan had a principal balance of $1.9 million and was secured by real property and improvements utilized as a multi-family residential complex.  This loan was performing in accordance with its original terms at December 31, 2014.

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

We also originate a limited amount of construction loans to experienced developers, almost exclusively for the construction of residential real estate projects.  Construction loans are also made to individuals for the construction of their personal residences.  Construction loans to individuals are generally “interest-only” loans during the construction period, and convert to permanent, amortizing loans following the completion of construction.  At December 31, 2014, construction loans totaled $9.9 million, or 1.0% of total loans receivable.  At December 31, 2014, the additional unadvanced portion of these construction loans totaled $2.6 million.

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

Prior to 2010, we retained the servicing rights on residential mortgage loans sold.  In 2010, we began selling loans primarily on a servicing-released basis.  We sell loans to assist us in managing interest rate risk.  We sold $37.5 million, $82.2 million and $107.9 million of residential mortgage loans (all fixed-rate loans, with terms of 10 years or longer) during the years ended December 31, 2014, 2013 and 2012, respectively.  We had six loans totaling $1.0 million classified as held for sale at December 31, 2014.

We sell our loans without recourse, except for normal representations and warranties provided in sales transactions.  At December 31, 2014, we were servicing loans owned by others with a principal balance of $60.5 million.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.  We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities.  For the year ended December 31, 2014, we received servicing fees of $179,000.  At December 31, 2014, substantially all of the loans serviced for Freddie Mac and Fannie Mae were performing in accordance with their contractual terms and we believe that there are no material repurchase obligations associated with these loans.  We have not entered into loan participations in recent years.

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

Territorial Savings Bank also uses automated systems to underwrite one- to four-family residential mortgage loans with balances up to $625,500.  We require appraisals of all real property securing one- to four-family residential real estate loans, and on property securing home equity loans and lines of credit.  All appraisers are licensed appraisers and all third-party appraisers are approved by the Board of Directors annually.

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

Our current investment policy permits investments in securities issued by the United States Government as well as mortgage-backed securities and direct obligations of Fannie Mae, Freddie Mac and Ginnie Mae.  The investment policy also permits, with certain limitations, investments in certificates of deposit, bank-owned life insurance, collateralized mortgage obligations, trust preferred securities, municipal securities and stock in the Federal Home Loan Bank of Seattle and the Federal Reserve Bank of San Francisco.  We purchased stock in the Federal Home Loan Bank of Seattle in order to obtain services such as demand deposit accounts, certificates of deposit, security safekeeping services and borrowings in the form of advances.  As a member of the Federal Reserve System, we are required to hold stock in the Federal Reserve Bank.

Our current investment policy does not permit investment in stripped mortgage-backed securities, complex securities and derivatives as defined in federal banking regulations and other high-risk securities.  As of December 31, 2014, we held no asset-backed securities other than mortgage-backed securities.  As a state savings bank, Territorial Savings Bank is not permitted to invest in equity securities.  This general restriction does not apply to Territorial Bancorp Inc.

Our current policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.

The Investments — Debt and Equity Securities topic of the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) requires that, at the time of purchase, we designate a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent to hold the security until maturity.  Securities available for sale and trading are reported at market value and securities held to maturity are reported at amortized cost.  A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary.  If we do not have the intent to sell a security and it is not more likely than not that we will be required to sell a security, impairment occurs when the present value of the remaining cash flows is less than the remaining amortized cost basis.  The difference between the present value of remaining cash flows and the remaining amortized cost basis is considered a credit loss.  If a credit loss has occurred, impairment is recorded by writing down the value of a security to its fair market value.  The difference between the write down and the credit loss is considered other comprehensive loss, which is a reduction of net worth.

Our securities held to maturity at December 31, 2014 consisted primarily of securities with the following carrying values: $554.9 million of mortgage-backed securities, $17.3 million of collateralized mortgage obligations and $690,000 of trust preferred securities that were issued by pools of issuers consisting primarily of financial institution holding companies.  At December 31, 2014, all of our mortgage-backed securities and collateralized mortgage obligations were issued by Fannie Mae, Freddie Mac or Ginnie Mae.  At December 31, 2014, there were no securities classified as available-for-sale. At December 31, 2014, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Securities” for a discussion of the recent performance of our securities portfolio.  The fair values of our securities are based on published or securities dealers’ market values.

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

Borrowings.  Our borrowings consist of funds borrowed from securities sold under agreements to repurchase and advances from the Federal Home Loan Bank of Seattle.  At December 31, 2014, our securities sold under agreements to repurchase totaled $72.0 million, or 4.9% of total liabilities, and Federal Home Loan Bank advances totaled $15.0 million, or 1.0% of total liabilities.  At December 31, 2014, we had access to additional Federal Home Loan Bank advances of up to $399.0 million.  Advances from the Federal Home Loan Bank of Seattle are secured by our investment in the common stock of the Federal Home Loan Bank of Seattle as well as by a blanket pledge on our assets not otherwise pledged.  Securities sold under agreements to repurchase are secured by mortgage-backed securities.

Subsidiary Activities

Territorial Savings Bank owns 100% of the common stock of Territorial Financial Services, Inc., a Hawaii corporation that engages primarily in insurance activities.  At December 31, 2014, Territorial Savings Bank’s investment in Territorial Financial Services, Inc. was $12,000, and Territorial Financial Services, Inc. had assets of $79,000 at that date.  Territorial Savings Bank also owns 100% of the common stock of Territorial Real Estate Co., Inc., an inactive Hawaii corporation that is authorized to manage and dispose of problem real estate.

Personnel

As of December 31, 2014, we had 263 full-time employees and nine part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

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

Minimum Tax.  The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.”  The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount.  Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  At December 31, 2014 and 2013, Territorial Bancorp Inc. had no alternative minimum tax credit carryforward.

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At December 31, 2014 and 2013, Territorial Savings Bank had no net operating loss carryforward for federal income tax purposes.

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

SUPERVISION AND REGULATION

General

On June 25, 2014, Territorial Savings Bank converted from a federal savings bank to a Hawaii state-chartered savings bank.  In addition, on July 10, 2014, Territorial Savings Bank became a member of the Federal Reserve System.  As a result of these actions, Territorial Savings Bank is examined and supervised by the Hawaii Division of Financial Institutions, as its primary state regulator, and by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, as its primary federal regulator.  Territorial Savings Bank is also subject to examination by the Federal Deposit Insurance Corporation, its deposit insurer, under certain circumstances.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors, and not for the protection of security holders.  Under this system of state and federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  The Hawaii Division of Financial Institutions and the Federal Reserve Board examine Territorial Savings Bank and prepare reports for the consideration of the Bank’s Board of Directors on any operating deficiencies.  Territorial Savings Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Territorial Savings Bank’s loan documents.

Any change in these laws or regulations, whether by the Hawaii Division of Financial Institutions, the Federal Reserve Board, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Territorial Bancorp Inc., Territorial Savings Bank and their operations.

Territorial Bancorp Inc. maintained its status as a savings and loan holding company in connection with Territorial Savings Bank’s charter conversion.  Accordingly, Territorial Bancorp Inc., is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Federal Reserve Board.  Territorial Bancorp Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), signed into law in 2010, eliminated our then-primary federal regulator, the Office of Thrift Supervision, by merging the Office of Thrift Supervision into the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Office of the Comptroller of the Currency assumed the responsibility for examining, regulating and enforcing laws and regulations against federal savings banks effective July 21, 2011.  The legislation also established a Financial Services Oversight Council and granted the Board of Governors of the Federal Reserve System exclusive authority to regulate all bank and thrift holding companies.  As a result, Territorial Bancorp Inc. became subject to supervision by the Federal Reserve Board as opposed to the Office of Thrift Supervision.  Compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.

The Dodd-Frank Act also created a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators.  However, institutions with $10 billion or fewer in assets, such as Territorial Savings Bank, continue to be examined for compliance with such laws and regulations by the Federal Reserve Board, its primary federal regulator, rather than the Consumer Financial Protection Bureau.

The Dodd-Frank Act contained the so-called “Volcker Rule,” which generally prohibits banking organizations from engaging in proprietary trading and from investing in, sponsoring or having certain relationships with hedge or private equity funds (“covered funds”).  On December 13, 2013, the federal agencies issued a final rule implementing the Volcker Rule which, among other things, requires banking organizations to restructure and limit certain of their investments in and relationships with covered funds.  The final rule unexpectedly included within the interests subject to its restrictions collateralized debt obligations backed by trust-preferred securities (“TruPS CDOs”).  Many banking organizations, including Territorial Savings Bank, had purchased such instruments because of their favorable tax, accounting and regulatory treatment and would have been subject to unexpected write-downs.  In response to concerns expressed by community banking organizations, the federal agencies subsequently issued an interim final rule which grandfathers TruPS CDOs issued before May 19, 2010 if (i) acquired by a banking organization on or before December 10, 2013 and (ii) the organization reasonably believed the proceeds from the TruPS CDOs were invested primarily in any trust preferred security or subordinated debt instrument issued by a depository institution holding company with less than $15 billion in assets or by a mutual holding company.  Territorial Savings Bank’s investment in TruPS CDOs is grandfathered by these new provisions and is further discussed in this 10-K report.

Federal Banking Regulation

Prompt Corrective Action Regulations.  Under prompt corrective action regulations, the Federal Reserve Board is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized member banks.  For this purpose, a member bank is placed in one of the following five categories based on the bank’s capital:

•                                          well-capitalized (at least 5% leverage capital, 8% Tier 1 risk-based capital, 10% total risk-based capital and 6.5% common equity Tier 1 risk-based capital);

•                                          adequately capitalized (at least 4% leverage capital, 6% Tier 1 risk-based capital, 8% total risk-based capital and 4.5% common equity Tier 1 risk-based capital);

•                                          undercapitalized (less than 4% leverage capital, 6% Tier 1 risk-based capital, 8% total risk-based capital or 4.5% common equity Tier 1 risk-based capital);

•                                          significantly undercapitalized (less than 3% leverage capital, 4% Tier 1 risk-based capital, 6% total risk-based capital or 3% common equity Tier 1 risk-based capital); and

•                                          critically undercapitalized (less than 2% tangible capital).

At December 31, 2014, Territorial Savings Bank met the criteria for being considered “well-capitalized.”

Capital Requirements.  In July 2013, the Federal Reserve Board and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (Basel III) and certain provisions of the Dodd-Frank Act.  Among other things, the rule also assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule also implements the Dodd-Frank Act’s directive to apply to savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions.  The final rule was effective January 1, 2015.  The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

At December 31, 2014, Territorial Savings Bank’s regulatory capital would be considered to be well capitalized under Basel III capital requirements which became effective on January 1, 2015.

Capital Distributions.  Federal Reserve member banks must receive the prior approval of the Federal Reserve Board to pay dividends (i) in an amount that exceeds the sum of the bank’s net income during the calendar year and retained net income of the prior two calendar years or (ii) that would exceed the bank’s undivided profits.  Federal Reserve regulations govern capital distributions by a savings bank that is a subsidiary of a savings and loan holding company, which includes cash dividends, stock repurchases and other transactions charged to the savings bank’s capital account.  A savings bank must file an application for approval of a capital distribution if:

•                                          the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•                                          the savings bank would not be at least adequately capitalized following the distribution;

•                                          the distribution would violate any applicable statute, regulation, agreement or regulatory-imposed condition; or

•                                          the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a savings and loan holding company must still file a notice with the Federal Reserve Board at least 30 days before the Board of Directors declares a dividend.

The Federal Reserve Board may disapprove a notice or application if:

•                                          the savings bank would be undercapitalized following the distribution;

•                                          the proposed dividend raises safety and soundness concerns; or

•                                          the dividend would violate a prohibition contained in any statute, regulation with a federal banking regulatory agency or any formal or informal enforcement action.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution if, after making such distribution, the institution would be undercapitalized.

Community Reinvestment Act and Fair Lending Laws.  All savings banks have a responsibility under the Community Reinvestment Act and related federal regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers.  In connection with its examination of a state member bank, the Federal Reserve Board is required to assess the savings bank’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Federal Reserve Board, as well as other federal regulatory agencies and the Department of Justice.  The Community Reinvestment Act requires all Federal Deposit Insurance Corporation-insured institutions to publicly disclose their rating.  Territorial Savings Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the quarter ended December 31, 2014, equaled 0.62 basis points of total assets less tangible capital.

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

Federal Home Loan Bank System.  Territorial Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of Seattle, Territorial Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2014, Territorial Savings Bank held $11.2 million of capital stock in the Federal Home Loan Bank of Seattle and was in compliance with this requirement.

Hawaii Banking Regulation

Authority granted by Hawaii laws includes accepting and holding deposits, borrowing from any source, making loans and extensions of credit of any kind, investing in service corporation subsidiaries engaged in activities permissible for service corporations of federal savings banks and engaging in other activities that are usual or incidental to the business of a savings bank.  Hawaii law requires that at least 50% of a savings bank’s loans and extensions of credit be secured by real estate.  In addition, certain commercial loans are limited to 15% of the savings bank’s assets and education loans are limited to 10% of assets.

Hawaii law generally limits a savings bank’s capital distributions to the amount of its retained earnings.

Hawaii has a parity statute, which provides Hawaii savings banks with authority to engage in any activity permitted by federal law for federal savings banks, upon receiving the approval of the Commissioner.  Territorial Savings Bank received such approval when it converted from a federal savings bank to a Hawaii savings bank.

Other Regulations

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

The operations of Territorial Savings Bank are further subject to the:

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

Capital.  Prior to the enactment of the Dodd-Frank Act, savings and loan holding companies have not been subject to specific regulatory capital requirements.  The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Instruments such as cumulative preferred stock and trust preferred securities are no longer includable as Tier 1 capital, as was previously the case with bank holding companies, subject to certain grandfathering.  The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions apply to savings and loan holding companies as of January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer for savings and loan holding companies will be phased in between 2016 and 2019.

Source of Strength.  The Dodd-Frank Act also extended the “source of strength” doctrine to savings and loan holding companies.  The Federal Reserve Board has issued regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends and Stock Repurchases.  The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank and savings and loan holding companies.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances, such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend.  The guidance also provides for prior regulatory review where the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  The policy statement also provides for regulatory review prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction in the amount of such equity instruments outstanding as of the end of a quarter compared with the beginning of the quarter in which the redemption or repurchase occurred.  These regulatory policies could affect the ability of Territorial Bancorp Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

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

During the past seven years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, interest rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has been one factor contributing to the increase in our interest rate spread as interest rates decreased.

However, our ability to lower our interest expense continues to be limited since our cost of funds at December 31, 2014 is relatively low while the average yield on our interest-earning assets may continue to decrease as our higher yielding loans and securities are paid off.  Accordingly, our net interest income may be adversely affected and may even decrease, which may have an adverse effect on our profitability.

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

As a result of our focus on one- to four-family residential real estate loans and the low demand for adjustable-rate loans in our market area, the interest rates we earn on our loans are generally fixed for long periods of time.  Additionally, many of our securities investments are of long maturities with fixed interest rates.  Like many savings institutions, our focus on deposit accounts as a source of funds, which have no stated maturity date or shorter contractual maturities than loans, results in our liabilities having a shorter duration than our assets.  For example, as of December 31, 2014, 92.5% of our loans had maturities of 15 years or longer, while 80.3% of our certificates of deposits had maturities of one year or less.  This imbalance can create significant earnings volatility, because market interest rates change over time.  In a period of rising interest rates, the interest income earned on our assets, such as loans and investments, likely will not increase as rapidly as the interest paid on our liabilities, such as deposits.  In a period of declining interest rates, the interest income earned on our assets likely will decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities, thereby requiring us to reinvest these cash flows at lower interest rates.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At December 31, 2014, the fair value of our investment in held-to-maturity securities totaled $586.7 million.  Net unrealized gains on these securities totaled $13.8 million at December 31, 2014.

At December 31, 2014, our “rate shock” analysis indicated that our economic value of equity (the difference between the market value of our assets and the market value of our liabilities with adjustments made for off-balance sheet items) would decrease by $11.1 million if there was an instantaneous 200 basis point increase in market interest rates.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Our lending activities provide lower interest rates than financial institutions that originate more commercial loans.

Our principal lending activity consists of originating one- to four-family residential real estate mortgage loans.  As of December 31, 2014, these loans totaled $926.1 million or 95.1% of total loans.  We originate our loans with a focus on limiting credit risk and not to generate the highest return or create the greatest difference between the yield on our interest-earning assets and our cost of funds (interest rate spread).

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

We owned shares of trust preferred securities with an adjusted cost basis and fair value of $690,000 at December 31, 2014.  The trust preferred securities are debt obligations issued by two issuer pools (Preferred Term Securities XXIII, Ltd. co-marketed by Keefe, Bruyette & Woods, Inc. and FTN Financial Capital Markets (“PreTSL XXIII”) and Preferred Term Securities XXIV, Ltd. co-marketed by Keefe, Bruyette & Woods, Inc. and FTN Financial Capital Markets (“PreTSL XXIV”)), consisting primarily of holding companies for Federal Deposit Insurance Corporation-insured financial institutions.  Each of these securities is a Class D security, and was originated with a credit rating of BBB.  As of December 31, 2014, both PreTSL XXIII and PreTSL XXIV were rated C by Fitch.  PreTSL XXIV has a book value of $0.

Our investment in PreTSL XXIII was determined to be other-than-temporarily impaired as the present value of cash flows was lower than the amortized cost basis of the security.  We recorded an impairment charge of $2.4 million in the year ended December 31, 2010.   When the impairment charge of $2.4 million on PreTSL XXIII was recorded, the security was written down to its fair value of $32,000.  The book value of our investment in PreTSL XXIII has risen from $32,000 to $690,000 based on an increase in fair value which has occurred with an increase in the present value of cash flows from this security.  The $1.1 million difference between the original outstanding principal balance of $3.5 million and the impairment charge of $2.4 million was reported as other comprehensive loss and is related to noncredit factors such as an inactive trust preferred securities market.

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

For the year ended December 31, 2014, we received no interest payments on the trust preferred securities.  The continued failure of the trust preferred issuers to make interest payments for any quarter will reduce our earnings during that quarter.

The following table sets forth information with respect to these securities as of December 31, 2014:

Pool Deal Name	Book Value	Fair Value	Unrealized Gain	Credit Rating	Number of Financial Institutions in Pool	Deferrals and Defaults as a % of Collateral	Excess Subordination (1)
	(Dollars in Thousands)

PreTSL XXIII	$690	$690	$—	C	105	25.0%	$—
PreTSL XXIV	$—	$—	$—	C	78	35.2%	$—

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

Changes in governmental programs or continuation and/or worsening of prevailing economic conditions could adversely affect our financial condition and results of operations.

In October 2014, the Federal Reserve Board reported that conditions in the labor market have improved and the nation’s unemployment rate has declined.  Household spending has risen moderately and business investment is advancing while the recovery in the housing market remains slow.  The Federal Reserve Board also indicated in October 2014 that it would no longer be buying mortgage-backed securities to increase the size of its securities portfolio.  The Federal Reserve Board will continue to reinvest principal repayments on its securities portfolio into mortgage-backed securities.  The change in the Federal Reserve Board’s securities purchase program could result in higher interest rates and reduced economic activity.  Moreover, a return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability.  Declines in real estate values and sales volumes and increases in unemployment levels may result in greater loan delinquencies, increases in our nonperforming, criticized and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

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

We own common stock of the Federal Home Loan Bank of Seattle (“FHLB of Seattle”).  We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB of Seattle’s advance program.  The aggregate cost and fair value of our FHLB of Seattle common stock as of December 31, 2014 was $11.2 million based on its par value.  There is no market for our FHLB of Seattle common stock.

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

On July 31, 2014, the FHLB of Seattle and the FHLB of Des Moines announced a proposed merger.  On December 22, 2014, the FHFA approved the merger application of the Seattle and Des Moines banks.  If approved by a vote of the members of the Seattle and Des Moines banks, the merger is expected to be completed by the end of the second quarter of 2015.  When the merger is completed, the Company’s stock in the FHLB of Seattle will be exchanged for stock in the FHLB of Des Moines.

Nonresidential real estate loans and commercial business loans increase our exposure to credit risks.

At December 31, 2014, our portfolio of commercial real estate, construction and other nonresidential real estate loans totaled $18.4 million, or 1.9% of total loans.  In addition, at December 31, 2014, our portfolio of commercial business loans totaled $3.5 million, or 0.4% of total loans.  These loans generally expose us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and income stream of the borrowers.  Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance.  While our allowance for loan losses was 0.2% of total loans at December 31, 2014, material additions to our allowance could materially decrease our net income.

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

Our 2010 Equity Incentive Plan has increased our expenses and reduced our income, and may dilute your ownership interests.

In August 2010, our stockholders approved the Territorial Bancorp Inc. 2010 Equity Incentive Plan.  Stockholders approved the issuance of 736,434 shares of common stock pursuant to restricted stock and the issuance of 976,203 shares of common stock pursuant to stock options.  During 2014, we recognized $2.7 million in noninterest expense relating to this stock benefit plan and we expect to incur similar expenses in the future.

We may fund the 2010 Equity Incentive Plan either through open market purchases or from the issuance of authorized but unissued shares of common stock.  Our ability to repurchase shares of common stock to fund this plan will be subject to many factors, including, but not limited to, applicable regulatory restrictions on stock repurchases, the availability of stock in the market, the trading price of the stock, our capital levels, alternative uses for our capital and our financial performance.  Our intention is to fund the plan through open market purchases and we have repurchased 2,749,789 shares as of December 31, 2014.  However, stockholders would experience a reduction in ownership interest in the event newly issued shares of our common stock are used to fund stock options and restricted stock awards.

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

Tourism is the largest sector of Hawaii’s economy.  The Hawaii Tourism Authority reported visitor arrivals and visitor spending grew by 1.3% and 2.3%, respectively, in 2014 compared to 2013.  A downturn in the tourism industry, and the related loss of jobs or operating income for businesses, could have a significant impact on our ability to originate loans, and the ability of borrowers to repay loans, either of which could adversely affect our financial condition and results of operations.

Proposed reductions in defense spending by the federal government could have a detrimental impact on Hawaii’s economy.

Defense spending represents a significant portion of Hawaii’s economy.  Proposals to cut defense and other general spending could have an adverse impact on Hawaii’s economy, which could adversely affect our financial condition and results of operations.

The defense industry is the second largest contributor to Hawaii’s economy after the visitor industry, contributing $14.7 billion and creating thousands of jobs for residents of the State.  The U.S. Army’s 2020 Force Structure Realignment Report examines the potential impact of downsizing 30 Army installations throughout the country in an effort to reduce costs and create a force which can be more rapidly deployed to combat possible terrorist attacks.  If the number of U.S. Army personnel were reduced in Hawaii, the Realignment Report indicates that up to 19,800 soldiers and civilian workers on Oahu would be affected.  Including family members, approximately 5% of Hawaii’s population could be affected by a reduction in U.S. Army personnel.  Moreover, according to the Army, these cuts would result in an estimated loss of 20,000 jobs and increase the State’s unemployment rate from 4.2% to about 7.1%.

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

Because all of our office locations are in the State of Hawaii, severe weather or natural disasters, such as tsunamis, volcanic eruptions, hurricanes and earthquakes and other adverse external events, could have a significant effect on our ability to conduct business.  Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses.  Natural disasters, like the tsunami that occurred in Japan in 2011, could have an impact on the visitor industry in Hawaii.  Accordingly, the occurrence of any such severe weather or natural disaster event could have a material adverse effect on our business, which, in turn, could adversely affect our financial condition and results of operations.

We have become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

In July 2013, the FDIC and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule was effective for us on January 1, 2015, includes new minimum risk-based capital and leverage ratios, and refines the definition of what constitutes “capital” for purposes of calculating these ratios.  The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

We have analyzed the effects of these new capital requirements, and we believe that Territorial Savings Bank and Territorial Bancorp Inc. would meet all of these new requirements, including the full 2.5% capital conservation buffer, as if these new requirements had been in effect as of December 31, 2014.

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

Territorial Savings Bank became a member of the Federal Reserve Bank of San Francisco in July 2014.  The Federal Reserve Bank, as a condition of membership, requires that Territorial Savings maintain a Tier 1 capital ratio of at least 9.0% for the next three years.

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

Noncompliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities.  If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network.  These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts.  Failure to comply with these regulations could result in fines or sanctions.  During the last year, several banking institutions have received large fines for noncompliance with these laws and regulations.  While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.

The building of market share through de novo branching could cause our expenses to increase faster than revenues.

We intend to continue to build market share in the State of Hawaii through de novo branching.  Since 2010, we have opened three de novo branches including the most recent branch opened in 2013.  There are considerable costs involved in opening branches that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence.  Accordingly, any such business expansion can be expected to negatively impact our earnings for some period of time until certain economies of scale are reached.  Our expenses could be further increased if we encounter delays in the opening of any of our new branches.  Finally, our business expansion may not be successful after establishment.

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

Legal and regulatory proceedings and related matters could adversely affect us or the financial services industry in general.

We, and other participants in the financial services industry upon whom we rely to operate, have been and may in the future become involved in legal and regulatory proceedings.  Most of the proceedings we consider to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters, and other participants in the financial services industry or we may not prevail in any proceeding or litigation.  There could be substantial cost and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.

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

•                                          terms longer than 30 years.

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

In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain “not less than 5% of the credit risk for any asset that is not a qualified residential mortgage.”  The regulatory agencies have issued a final rule to implement this requirement.  The final rule provides that the definition of “qualified residential mortgage” includes loans that meet the definition of qualified mortgage issued by the Consumer Financial Protection Bureau for purposes of its regulations.

The final rule could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans.  Similarly, the Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, which could limit our growth or profitability.

Our funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers.  As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments.  As we continue to grow, we are likely to become more dependent on these sources, which may include Federal Home Loan Bank advances, securities sold under agreements to repurchase, proceeds from the sale of loans, federal funds purchased and brokered certificates of deposit.  Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.  Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.  If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.  In this case, our operating margins and profitability would be adversely affected.

We are subject to environmental liability risk associated with lending activities

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2.                           Properties

We operate from our corporate office in Honolulu, Hawaii, and from our 28 full-service branches located in the State of Hawaii.  The net book value of our premises, land and equipment was $5.6 million at December 31, 2014.  The following table sets forth information with respect to our full-service banking offices, including the expiration date of leases with respect to leased facilities.

AINA HAINA Aina Haina Shopping Center 820 West Hind Drive Honolulu, Oahu 96821 4/30/2021	KAILUA 19 Oneawa Street Kailua, Oahu 96734	KAUAI Kukui Grove Shopping Center 4393 Kukui Grove Street Lihue, Kauai 96766 2/28/2018	NUUANU Nuuanu Shopping Center 1613 Nuuanu Avenue Honolulu, Oahu 96817 7/22/2021

ALA MOANA CENTER 1450 Ala Moana Boulevard Honolulu, Oahu 96814 12/31/2017	KAIMUKI 1108 12th Avenue Honolulu, Oahu 96816 12/31/2018	KIHEI Azeka Shopping Center 1279 South Kihei Road Kihei, Maui 96753 1/31/2019	PEARL CITY Pearl City Shopping Center 850 Kamehameha Highway Pearl City, Oahu 96782 9/22/2019

DOWNTOWN 1000 Bishop Street Honolulu, Oahu 96813 12/31/2020	KALIHI-KAPALAMA 1199 Dillingham Boulevard Honolulu, Oahu 96817 8/31/2017	KONA Crossroads Shopping Center 75-1027 Henry Street Kailua-Kona, Hawaii 96740 8/31/2015	PEARLRIDGE 98-084 Kamehameha Highway Aiea, Oahu 96701 6/30/2022

HAWAII KAI Hawaii Kai Shopping Center 377 Keahole Street Honolulu, Oahu 96825 9/30/2018	KAMEHAMEHA SHOPPING CENTER 1620 North School Street Honolulu, Oahu 96817 6/30/2025	LAHAINA Old Lahaina Center 170 Papalaua Street Lahaina, Maui 96761 3/31/2023	PIIKOI 1159 South Beretania Street Honolulu, Oahu 96814 12/31/2020

HILO Waiakea Center 315 Makaala Street Hilo, Hawaii 96720 12/31/2018	KANEOHE 46-005 Kawa Street Kaneohe, Oahu 96744 12/31/2019	MANOA Manoa Marketplace 2752 Woodlawn Drive Honolulu, Oahu 96822 7/10/2023	SALT LAKE Salt Lake Shopping Center 848 Ala Lilikoi Street Honolulu, Oahu 96818 1/31/2016

KAHALA 4819 Kilauea Avenue Honolulu, Oahu 96816 3/16/2015	KAPAHULU Kilohana Square 1016 Kapahulu Avenue Honolulu, Oahu 96816 11/14/2018	McCULLY 1111 McCully Street Honolulu, Oahu 96826 5/31/2018	WAIPAHU Waipahu Town Center 94-050 Farrington Highway Waipahu, Oahu 96797 12/31/2019

KAHULUI Queen Kaahumanu Center 275 W. Kaahumanu Avenue Kahului, Maui 96732 12/31/2019	KAPOLEI Ace Center at Kapolei 480 Kamokila Boulevard Kapolei, Oahu 96709 7/31/2019	MILILANI Town Center of Mililani 95-1249 Meheula Parkway Mililani, Oahu 96789 10/11/2019	WAIPIO Laniakea Plaza 94-1221 Ka Uka Boulevard Waipahu, Oahu 96797 9/30/2016

ITEM 3.                           Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business.  Except as previously disclosed, at December 31, 2014, we were not involved in any legal proceedings, the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 4.                           Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.                           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market, Holder and Dividend Information.  Our common stock is traded on the NASDAQ Global Select Market under the symbol “TBNK.”  The approximate number of holders of record of Territorial Bancorp Inc.’s common stock as of February 28, 2015 was 1,193.  Certain shares of Territorial Bancorp Inc. are held in “nominee” or “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.  The following table presents quarterly market and dividend information for Territorial Bancorp Inc.’s common stock for the two years ended December 31, 2014.  The following information with respect to high and low closing prices was provided by the NASDAQ Global Select Market.

	High	Low	Dividends Declared Per Share
Year Ended December 31, 2014
Quarter ended December 31, 2014	$21.95	$20.34	$0.26
Quarter ended September 30, 2014	$21.24	$20.10	$0.15
Quarter ended June 30, 2014	$21.59	$19.82	$0.15
Quarter ended March 31, 2014	$23.08	$21.60	$0.14

Year Ended December 31, 2013
Quarter ended December 31, 2013	$23.89	$21.80	$0.24
Quarter ended September 30, 2013	$23.54	$21.28	$0.13
Quarter ended June 30, 2013	$24.33	$22.61	$0.13
Quarter ended March 31, 2013	$24.10	$22.50	$0.12

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

(e) Stock Repurchases.  The following table sets forth information in connection with repurchases of our shares of common stock during the fourth quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1)
October 1, 2014 through October 31, 2014	—	—	—	—
November 1, 2014 through November 30, 2014	—	—	—	—
December 1, 2014 through December 31, 2014	50,536	21.64	50,536	199,464

(1)                                 On December 4, 2014, our Board of Directors authorized the repurchase of up to 400,000 shares of our common stock.  The Company may initially repurchase up to a total of 250,000 shares.  Further repurchases would be subject to the receipt of regulatory approvals or non-objections for the employee stock ownership plan to own 10% or more of the Company’s outstanding shares of common stock.  In accordance with this authorization, we had repurchased 50,536 shares of our common stock as of December 31, 2014, and 212,781 shares as of February 28, 2015. This repurchase authorization expires on February 17, 2016.  We have entered into a Rule 10b5-1 plan with respect to our stock repurchase plan.

(f) Stock Performance Graph.  Set forth below is a stock performance graph comparing (a) the cumulative total return on our shares of common stock between December 31, 2009 and December 31, 2014, (b) the cumulative total return on stocks included in the Total Return Index for the NASDAQ Stock Market (US) over such period, and (c) the cumulative total return on stocks included in the SNL Bank and Thrift Index over such period.  Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

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

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Selected Financial Condition Data:

Total assets	$1,691,897	$1,616,904	$1,574,627	$1,537,571	$1,443,412
Cash and cash equivalents	75,060	75,365	182,818	131,937	194,435
Investment securities held to maturity	572,922	613,436	554,673	653,871	530,555
Loans receivable, net	968,212	856,542	774,876	688,095	641,790
Bank-owned life insurance	41,303	40,243	31,177	30,234	29,266
Federal Home Loan Bank of Seattle stock, at cost	11,234	11,689	12,128	12,348	12,348
Deposits	1,359,679	1,288,709	1,237,847	1,166,116	1,076,470
Federal Home Loan Bank of Seattle advances	15,000	15,000	20,000	20,000	10,000
Securities sold under agreements to repurchase	72,000	72,000	70,000	108,300	105,200
Stockholders’ equity	216,378	212,140	218,972	213,961	227,359

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Selected Operating Data:

Interest and dividend income	$59,615	$56,175	$60,149	$62,733	$61,115
Interest expense	6,118	6,282	9,229	11,285	14,828
Net interest income	53,497	49,893	50,920	51,448	46,287
Provision for loan losses	360	39	415	418	345
Net interest and dividend income after provision for loan losses	53,137	49,854	50,505	51,030	45,942
Noninterest income	5,177	8,716	7,068	5,111	2,128
Noninterest expense	35,308	35,077	34,438	34,654	31,530
Income before income taxes	23,006	23,493	23,135	21,487	16,540
Income taxes	8,909	8,846	8,297	8,698	5,512
Net income	$14,097	$14,647	$14,838	$12,789	$11,028

	At or For the Years Ended December 31,
	2014	2013	2012	2011	2010

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.85%	0.93%	0.95%	0.85%	0.77%
Return on average equity (ratio of net income to average equity)	6.54%	6.71%	6.78%	5.72%	4.91%
Interest rate spread (1)	3.30%	3.22%	3.25%	3.41%	3.14%
Net interest margin (2)	3.37%	3.28%	3.36%	3.55%	3.35%
Efficiency ratio (3)	60.18%	59.85%	59.39%	61.27%	65.12%
Noninterest expense to average total assets	2.13%	2.22%	2.20%	2.31%	2.20%
Average interest-earning assets to average interest-bearing liabilities	115.83%	117.07%	117.38%	118.21%	119.19%
Average equity to average total assets	13.02%	13.82%	13.97%	14.91%	15.69%
Basic earnings per share	$1.53	$1.51	$1.47	$1.19	$0.97
Diluted earnings per share	$1.51	$1.49	$1.45	$1.17	$0.97
Dividend payout ratio	46.36%	41.61%	37.24%	29.06%	24.74%

Asset Quality Ratios:
Nonperforming assets to total assets	0.26%	0.37%	0.28%	0.22%	0.06%
Nonperforming loans to total loans	0.46%	0.69%	0.56%	0.42%	0.12%
Allowance for loan losses to nonperforming loans	37.97%	24.77%	37.95%	52.65%	184.16%
Allowance for loan losses to total loans	0.17%	0.17%	0.22%	0.22%	0.23%

Capital Ratios (bank-level only):
Total capital (to risk-weighted assets)	29.93%	31.99%	36.87%	38.76%	43.06%
Tier I capital (to risk-weighted assets)	29.68%	31.75%	36.57%	38.47%	42.75%
Tier I capital (to total assets)	12.10%	12.35%	13.13%	13.07%	14.02%

Other Data:
Number of full-service offices	28	28	27	27	26
Full-time equivalent employees	268	274	271	258	252

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

We have continued our focus on originating one- to four-family residential real estate loans.  Our emphasis on conservative loan underwriting has resulted in low levels of nonperforming assets at a time when many financial institutions are experiencing significant asset quality issues.  Our nonperforming assets totaled $4.5 million, or 0.26% of total assets at December 31, 2014, compared to $6.0 million, or 0.37% of total assets at December 31, 2013, and $4.4 million, or 0.28% of total assets at December 31, 2012.  As of December 31, 2014, nonperforming assets consisted primarily of 17 mortgage loans for $4.5 million.  Our nonperforming loans and loss experience has enabled us to maintain a relatively low allowance for loan losses in relation to other peer institutions and correspondingly resulted in low levels of provisions for loan losses.  Our provisions for loan losses were $360,000, $39,000 and $415,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Our operations in recent years have been affected by our efforts to manage our interest rate risk position.  In 2014, we sold $37.5 million of fixed-rate mortgage loans.  In 2013, we sold $82.2 million of fixed-rate mortgage loans, obtained $30.0 million of long-term, fixed-rate borrowings and purchased $5.1 million of shorter-duration mortgage-backed securities.  In 2012, we sold $107.9 million of fixed-rate mortgage loans and purchased $8.2 million of shorter-duration mortgage-backed securities.  See “—Management of Market Risk” for a discussion of the actions we took in 2012, 2013 and 2014 in managing interest rate risk.

Territorial Savings Bank’s investments in mortgage-backed securities and collateralized mortgage obligations have been issued by Freddie Mac, Fannie Mae or Ginnie Mae, U.S. government-sponsored enterprises.  These agencies guarantee the payment of principal and interest on the Bank’s mortgage-backed securities.  We do not own any preferred stock issued by Fannie Mae or Freddie Mac.  As of December 31, 2014, our borrowing capacity at the Federal Home Loan Bank of Seattle was $399.0 million compared to $375.3 million at December 31, 2013.

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

We had previously considered our investment in PreTSL XXIV to be other-than-temporarily impaired.  PreTSL XXIV has a book value of $0.  Our investment in PreTSL XXIII was determined to be other-than-temporarily impaired and we recorded an impairment charge of $2.4 million in the year ended December 31, 2010.  PreTSL XXIII has a book value of $690,000 at December 31, 2014.  The difference between the book value of $690,000 and the remaining unamortized cost basis of $1.1 million is reported as other comprehensive loss and is related to noncredit factors such as an inactive trust preferred securities market.

See also “Item 1A. Risk Factors” for a discussion on our investment in trust preferred securities.

We evaluated our $11.2 million investment in FHLB stock for other-than-temporary impairment as of December 31, 2014.  Considering the long-term nature of this investment, the liquidity position of the FHLB of Seattle, the actions taken by the FHLB of Seattle to meet its regulatory capital requirement, and our intent not to sell this investment for a period of time sufficient to recover the par value, our FHLB stock was not considered other-than-temporarily impaired.  As of December 31, 2014, the FHLB of Seattle has met all of its regulatory capital requirements.  Moody’s Investor Services and Standard and Poor’s have given the FHLB of Seattle long-term credit ratings of Aaa and AA, respectively.  Even though we did not recognize an other-than-temporary impairment loss on our investment in FHLB stock in 2014, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

We evaluated our $2.9 million investment in FRB stock for other-than-temporary impairment as of December 31, 2014.  Based on the long-term nature of this investment and the liquidity position of the FRB of San Francisco, our FRB stock was not considered to be other-than-temporarily impaired.

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

At December 31, 2014, we used weighted-average discount rates of 4.90% and 4.10% for calculating annual pension expense and projected plan liabilities, respectively, and an expected long-term rate of return on plan assets of 7.50% for calculating annual pension expense.  At December 31, 2013, we used a weighted-average discount rate of 4.20% and 4.90% for calculating annual pension expense and projected plan liabilities, respectively, and an expected long-term rate of return on plan assets of 7.75% for calculating annual pension expense.  For both the discount rate and the asset return rate, a range of estimates could reasonably have been used, which would affect the amount of pension expense and pension liability recorded.

An increase in the discount rate or asset return rate would reduce pension expense in 2014, while a decrease in the discount rate or asset return rate would have the opposite effect.  A 25 basis point decrease in the discount rate assumptions would increase 2014 pension expense by $451 and year-end 2014 pension liability by $616,000, while a 25 basis point decrease in the asset return rate would increase 2014 pension expense by $31,000.

Balance Sheet Analysis

Assets.  At December 31, 2014, our assets were $1.692 billion, an increase of $75.0 million, or 4.6%, from $1.617 billion at December 31, 2013.  The increase was caused by a $111.7 million increase in loans receivable that occurred as loan production exceeded loan sales and repayments.  This was partially offset by a $40.5 million decrease in investment securities that occurred as repayments and sales exceeded purchases.

Cash and Cash Equivalents.  At December 31, 2014, we had $75.1 million of cash and cash equivalents compared to $75.4 million at December 31, 2013.  During 2014, cash and cash equivalents remained nearly constant as the $71.0 million increase in deposits, $40.5 million decrease in investment securities and net income of $14.1 million were offset by a $111.7 million increase in loans receivable, $5.5 million of common stock repurchases and the $6.6 million payment of common stock dividends.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$926,074	95.08%	$823,273	95.41%	$741,334	94.84%	$654,412	94.13%	$604,456	93.16%
Multi-family residential	8,920	0.92	4,877	0.57	6,888	0.88	6,956	1.00	5,408	0.83
Construction, commercial and other	18,415	1.89	13,554	1.57	13,819	1.77	11,140	1.60	13,300	2.05
Home equity loans and lines of credit	15,992	1.64	16,524	1.91	15,202	1.94	17,253	2.48	20,064	3.09
Other loans	4,614	0.47	4,649	0.54	4,481	0.57	5,488	0.79	5,635	0.87

Total loans	974,015	100.00%	862,877	100.00%	781,724	100.00%	695,249	100.00%	648,863	100.00%

Other items:
Unearned fees and discounts, net	(4,112)		(4,849)		(5,176)		(5,613)		(5,585)
Allowance for loan losses	(1,691)		(1,486)		(1,672)		(1,541)		(1,488)

Loans receivable, net	$968,212		$856,542		$774,876		$688,095		$641,790

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled maturities of our loan portfolio at December 31, 2014.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to four-family residential real estate		Multi-family residential real estate		Construction, commercial and other real estate		Home equity loans and lines of credit		Other loans		Total
Due During the Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2015	$2	3.38%	$368	7.00%	$—	—%	$—	—%	$817	6.58%	$1,187	6.70%
2016 to 2019	3,152	5.20	614	5.06	1,323	6.70	2,111	5.31	1,264	5.34	8,464	5.47
2020 and beyond	922,920	4.23	7,938	4.79	17,092	4.93	13,881	4.70	2,533	5.14	964,364	4.26

Total	$926,074	4.24%	$8,920	4.90%	$18,415	5.06%	$15,992	4.78%	$4,614	5.45%	$974,015	4.28%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2014 that are contractually due after December 31, 2015.

	Due After December 31, 2015
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
First mortgage:
One- to four-family residential	$921,938	$4,134	$926,072
Multi-family residential	7,938	614	8,552
Construction, commercial and other	14,783	3,632	18,415
Home equity loans and lines of credit	4,518	11,474	15,992
Other loans	3,018	779	3,797

Total loans	$952,195	$20,633	$972,828

Securities.  At December 31, 2014, our securities portfolio totaled $572.9 million, or 33.9% of assets.  At that date, our securities held to maturity consisted of securities with the following amortized costs: $554.9 million of mortgage-backed securities, $17.3 million of collateralized mortgage obligations and $690,000 of trust preferred securities.  All of the mortgage-backed securities and collateralized mortgage obligations were issued by Fannie Mae, Freddie Mac or Ginnie Mae.  At December 31, 2014, none of the underlying collateral consisted of subprime or Alt-A loans (traditionally defined as nonconforming loans having less than full documentation).  At December 31, 2014, we held no common or preferred stock of Fannie Mae or Freddie Mac.

During the year ended December 31, 2014 our securities portfolio decreased by $40.5 million, or 6.6%, primarily due to repayments and sales exceeding purchases.

The following table sets forth the amortized cost and estimated fair value of our securities portfolio at the dates indicated.

	At December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Held to Maturity:
U.S. government sponsored mortgage-backed securities:
Fannie Mae	$204,184	$207,000	$200,058	$191,717	$124,106	$127,929
Freddie Mac	292,890	302,943	331,753	326,707	348,569	371,141
Collateralized mortgage obligations (1)	17,315	17,178	26,238	25,853	44,302	44,698
Ginnie Mae	57,843	58,899	54,850	53,193	37,275	39,936
Total U.S. government sponsored mortgage-backed securities	572,232	586,020	612,899	597,470	554,252	583,704

Trust preferred securities	690	690	537	537	421	421

Total	$572,922	$586,710	$613,436	$598,007	$554,673	$584,125

(1)   All of our collateralized mortgage obligations have been issued by Fannie Mae, Freddie Mac or Ginnie Mae.

Any unrealized loss on individual mortgage-backed securities as of December 31, 2014, 2013 and 2012 was caused by increases in market interest rates.  All of our mortgage-backed securities are guaranteed by U.S. government-sponsored enterprises.  Since the decline in market value has been attributable to changes in interest rates and not credit quality, and we have had, and continue to have, the intent not to sell these investments, and it is not more likely than not that we will be required to sell such investments prior to the recovery of the amortized cost basis, we have not considered these investments to be other-than-temporarily impaired as of December 31, 2014, 2013 or 2012.

At December 31, 2014, we owned trust preferred securities with a carrying value of $690,000.  This portfolio consists of two securities, which represent investments in a pool of debt obligations issued by Federal Deposit Insurance Corporation-insured financial institutions, insurance companies and real estate investment trusts.

The trust preferred securities market is considered to be inactive as only five transactions have occurred over the past 36 months in the same tranche of securities that we own and no new issues of pooled trust preferred securities have occurred since 2007.  We used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.  We used a discount rate equal to three-month LIBOR plus 20.00% and provided a fair value estimate of $19.47 per $100 of par value for PreTSL XXIII.

See also “Item 1A. Risk Factors” for a discussion on our investment in trust preferred securities.

At December 31, 2014, we had no investments in a single company (other than U.S. government sponsored enterprises) or entity that had an aggregate book value in excess of 10% of our consolidated stockholders’ equity.

Portfolio Maturities and Coupons.  The composition and maturities of the investment securities portfolio at December 31, 2014 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  No tax-equivalent adjustments have been made, as we did not hold any tax-free investment securities at December 31, 2014.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Coupon	Amortized Cost	Weighted Average Coupon	Amortized Cost	Weighted Average Coupon	Amortized Cost	Weighted Average Coupon	Amortized Cost	Fair Value	Weighted Average Coupon
	(Dollars in thousands)
Held to Maturity:
U.S. government sponsored mortgage-backed securities:
Fannie Mae	$—	—%	$44	4.54%	$—	—%	$204,140	3.16%	$204,184	$207,000	3.16%
Freddie Mac	—	—	6	4.50	10	5.00	292,874	3.38	292,890	302,943	3.38
Collateralized mortgage obligations (1)	—	—	—	—	—	—	17,315	2.85	17,315	17,178	2.85
Ginnie Mae	—	—	—	—	—	—	57,843	3.21	57,843	58,899	3.21
Total U.S. government sponsored mortgage-backed securities	—	—	50	4.54	10	5.00	572,172	3.27	572,232	586,020	3.27
Trust preferred securities	—	—	—	—	—	—	690	2.34	690	690	2.34

Total	$—	—%	$50	4.54%	$10	5.00%	$572,862	3.27%	$572,922	$586,710	3.27%

(1)   All of our collateralized mortgage obligations have been issued by Fannie Mae, Freddie Mac or Ginnie Mae.

Bank-Owned Life Insurance.  We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations.  Bank-owned life insurance also generally provides us noninterest income that is nontaxable.  Interagency federal guidance generally limits our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses.  At December 31, 2014, this limit was $51.4 million, and we had invested $41.3 million in bank-owned life insurance at that date.

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

During the year ended December 31, 2014, our deposits grew by $71.0 million, or 5.5%.  The increase was caused primarily by our strategy of promoting higher-than-market rates for our passbook and statement savings accounts.  Savings accounts grew by $40.6 million, or 4.5%, because of the higher interest rates offered.  We also believe that the ability to get immediate access to their funds without incurring an early withdrawal penalty appeals to customers.

At December 31, 2014, we had a total of $221.7 million in certificates of deposit, of which $178.0 million had remaining maturities of one year or less.  Based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity.

The following tables set forth the distribution of our average total deposit accounts (including interest-bearing and non-interest-bearing deposits), by account type, for the periods indicated.

	For the Years Ended December 31,
	2014			2013
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Deposit type:
Non-interest-bearing	$36,812	2.8%	—%	$31,863	2.6%	—%
Savings accounts	926,080	70.0	0.36%	889,986	71.2	0.34%
Certificates of deposit	215,127	16.3	0.50%	197,604	15.8	0.62%
Money market	801	0.1	0.25%	761	0.1	0.26%
Checking and Super NOW	142,726	10.8	0.02%	129,160	10.3	0.02%

Total deposits	$1,321,546	100.0%	0.34%	$1,249,374	100.0%	0.34%

	For the Year Ended December 31, 2012
	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Deposit type:
Non-interest-bearing	$29,049	2.4%	—%
Savings accounts	849,945	70.3	0.51%
Certificates of deposit	214,722	17.8	0.75%
Money market	536	—	0.19%
Checking and Super NOW	114,913	9.5	0.03%

Total deposits	$1,209,165	100.0%	0.49%

As of December 31, 2014, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $170.6 million.  The following table sets forth the maturity of those certificates as of December 31, 2014.

At December 31, 2014
(In thousands)

Three months or less	$76,780
Over three months through six months	49,083
Over six months through one year	25,231
Over one year to three years	7,025
Over three years	12,528

Total	$170,647

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank of Seattle and funds borrowed under securities sold under agreements to repurchase.  At December 31, 2014, our securities sold under agreements to repurchase totaled $72.0 million, or 4.9% of total liabilities and our Federal Home Loan Bank advances totaled $15.0 million, or 1.0% of total liabilities.  At December 31, 2014, we had the capability to borrow up to $399.0 million in the form of additional advances from the Federal Home Loan Bank.

During the year ended December 31, 2014, our borrowings remained stable at $87.0 million.  We have not required any other borrowings to fund our operations.  Instead, we have primarily funded our operations with the net proceeds from our stock offering, additional deposits, proceeds from loan and security sales and principal repayments on loans and mortgage-backed securities.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Balance at end of year	$15,000	$15,000	$20,000
Average balance during year	$15,000	$15,836	$20,000
Maximum outstanding at any month end	$15,000	$20,000	$20,000
Weighted average interest rate at end of year	1.77%	1.77%	2.09%
Average interest rate during year	1.77%	1.91%	2.09%

The following table sets forth information concerning balances and interest rates on our securities sold under agreements to repurchase at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Balance at end of year	$72,000	$72,000	$70,000
Average balance during year	$72,000	$64,111	$89,849
Maximum outstanding at any month end	$72,000	$72,000	$108,300
Weighted average interest rate at end of year	1.88%	1.88%	2.86%
Average interest rate during year	1.88%	2.63%	3.20%

Stockholders’ Equity.  At December 31, 2014, our stockholders’ equity was $216.4 million, an increase of $4.2 million, or 2.0%, from $212.1 million at December 31, 2013.  The increase in stockholders’ equity primarily resulted from net income of $14.1 million, a $2.8 million increase in paid-in-capital related to share-based compensation awards and a $1.0 million increase due to the allocation of ESOP shares. This was partially offset by the declaration of $6.6 million of dividends during the year ended December 31, 2014, $5.5 million spent to repurchase 245,645 shares of our common stock and a $1.7 million increase in other comprehensive loss related to the unfunded pension liability.

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

	For the Year Ended December 31, 2014
	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (1)	$859,541	$37,411	4.35%
Multi-family residential	4,990	278	5.57
Construction, commercial and other	18,332	904	4.93
Home equity loans and lines of credit	15,709	760	4.84
Other loans	4,653	267	5.74
Total loans	903,225	39,620	4.39
Investment securities:
U.S. government sponsored mortgage-backed securities (1)	604,651	19,752	3.27
Trust preferred securities	628	—	—
Total securities	605,279	19,752	3.26
Other	80,339	243	0.30
Total interest-earning assets	1,588,843	59,615	3.75
Non-interest-earning assets	65,511
Total assets	$1,654,354

Interest-bearing liabilities:
Savings accounts	$926,080	3,369	0.36%
Certificates of deposit	215,127	1,073	0.50
Money market accounts	801	2	0.25
Checking and Super NOW accounts	142,726	30	0.02
Total interest-bearing deposits	1,284,734	4,474	0.35
Federal Home Loan Bank advances	15,000	266	1.77
Securities sold under agreements to repurchase	72,000	1,378	1.91
Total interest-bearing liabilities	1,371,734	6,118	0.45
Non-interest-bearing liabilities	67,164
Total liabilities	1,438,898
Stockholders’ equity	215,456
Total liabilities and stockholders’ equity	$1,654,354

Net interest income		$53,497
Net interest rate spread (2)			3.30%
Net interest-earning assets (3)	$217,109
Net interest margin (4)			3.37%
Interest-earning assets to interest-bearing liabilities	115.83%

(footnotes on following page)

	For the Years Ended December 31,
	2013			2012
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (1)	$780,556	$34,905	4.47%	$694,146	$34,251	4.93%
Multi-family residential	5,706	328	5.75	6,784	416	6.13
Construction, commercial and other	13,397	661	4.93	12,072	669	5.54
Home equity loans and lines of credit	15,237	805	5.28	15,850	922	5.82
Other loans	4,728	283	5.99	5,006	308	6.15
Total loans	819,624	36,982	4.51	733,858	36,566	4.98
Investment securities:
U.S. government sponsored mortgage-backed securities (1)	580,600	18,941	3.26	616,627	23,224	3.77
Trust preferred securities	494	—	—	107	—	—
Total securities	581,094	18,941	3.26	616,734	23,224	3.77
Other	118,252	252	0.21	163,569	359	0.22
Total interest-earning assets	1,518,970	56,175	3.70	1,514,161	60,149	3.97
Non-interest-earning assets	60,356			52,169
Total assets	$1,579,326			$1,566,330

Interest-bearing liabilities:
Savings accounts	$889,986	3,035	0.34%	$849,945	4,295	0.51%
Certificates of deposit	197,604	1,231	0.62	214,722	1,604	0.75
Money market accounts	761	2	0.26	536	1	0.19
Checking and Super NOW accounts	129,160	28	0.02	114,913	36	0.03
Total interest-bearing deposits	1,217,511	4,296	0.35	1,180,116	5,936	0.50
Federal Home Loan Bank advances	15,836	302	1.91	20,000	418	2.09
Securities sold under agreements to repurchase	64,111	1,684	2.63	89,876	2,875	3.20
Total interest-bearing liabilities	1,297,458	6,282	0.48	1,289,992	9,229	0.72
Non-interest-bearing liabilities	63,567			57,591
Total liabilities	1,361,025			1,347,583
Stockholders’ equity	218,301			218,747
Total liabilities and stockholders’ equity	$1,579,326			$1,566,330

Net interest income		$49,893			$50,920
Net interest rate spread (2)			3.22%			3.25%
Net interest-earning assets (3)	$221,512			$224,169
Net interest margin (4)			3.28%			3.36%
Interest-earning assets to interest-bearing liabilities	117.07%			117.38%

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

	Years Ended December 31, 2014 vs. 2013			Years Ended December 31, 2013 vs. 2012
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential	$3,404	$(898)	$2,506	$2,647	$(1,993)	$654
Multi-family residential	(40)	(10)	(50)	(63)	(25)	(88)
Construction, commercial and other	243	—	243	69	(77)	(8)
Home equity loans and lines of credit	26	(71)	(45)	(35)	(82)	(117)
Other loans	(4)	(12)	(16)	(17)	(8)	(25)
Total loans	3,629	(991)	2,638	2,601	(2,185)	416
U.S. government sponsored mortgage-backed securities	786	25	811	(1,302)	(2,981)	(4,283)
Other	29	(38)	(9)	(97)	(10)	(107)

Total interest-earning assets	4,444	(1,004)	3,440	1,202	(5,176)	(3,974)

Interest-bearing liabilities:
Savings accounts	126	208	334	213	(1,473)	(1,260)
Certificates of deposit	127	(285)	(158)	(121)	(252)	(373)
Money market accounts	—	—	—	1	—	1
Checking and Super NOW accounts	3	(1)	2	5	(13)	(8)
Total interest-bearing deposits	256	(78)	178	98	(1,738)	(1,640)
Federal Home Loan Bank advances	(15)	(21)	(36)	(82)	(34)	(116)
Securities sold under agreements to repurchase	254	(560)	(306)	(733)	(458)	(1,191)

Total interest-bearing liabilities	495	(659)	(164)	(717)	(2,230)	(2,947)

Change in net interest income	$3,949	$(345)	$3,604	$1,919	$(2.946)	$(1,027)

Comparison of Operating Results for the Years Ended December 31, 2014, 2013 and 2012

General.  Net income decreased by $550,000, or 3.8%, to $14.1 million for the year ended December 31, 2014 from $14.6 million for the year ended December 31, 2013.  The decrease in net income was caused by a $3.5 million decline in noninterest income due to a decrease in gains on sale of securities and loans, a $321,000 increase in the provision for loan losses and a $231,000 increase in noninterest expense. This was partially offset by a $3.4 million increase in interest and dividend income due to higher average loan and investment security balances, and a $164,000 decline in interest expense due to a lower average rate on borrowings.

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

Net Interest Income.  Net interest income increased by $3.6 million, or 7.2%, to $53.5 million for the year ended December 31, 2014 from $49.9 million for the year ended December 31, 2013.  Interest and dividend income increased by $3.4 million, or 6.1%, to $59.6 million for the year ended December 31, 2014 from $56.2 million for the year ended December 31, 2013.  The increase in interest and dividend income occurred primarily because of a $69.9 million increase in average interest-bearing assets and a five basis point increase in the average interest-bearing asset yield. Interest expense decreased by $164,000, or 2.6%, to $6.1 million for the year ended December 31, 2014 from $6.3 million for the year ended December 31, 2013.  The decrease in interest expense is primarily due to a three basis point decline in the average cost of interest-bearing liabilities that was partially offset by a $74.3 million increase in average interest-bearing liabilities.  The interest rate spread and net interest margin were 3.30% and 3.37%, respectively, for the year ended December 31, 2014, compared to 3.22% and 3.28% for 2013.  The eight basis point increase in the net interest rate spread is due to a five basis point increase in the average yield on interest-earning assets and a three basis point decline in the cost of interest-bearing liabilities.  The decrease in the cost of interest-bearing liabilities resulted from lower market interest rates.

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

Interest and Dividend Income.  Interest and dividend income rose by $3.4 million, or 6.1%, to $59.6 million for the year ended December 31, 2014 from $56.2 million for the year ended December 31, 2013.  Interest income on loans increased by $2.6 million, or 7.1%, to $39.6 million for the year ended December 31, 2014 from $37.0 million for the year ended December 31, 2013.  The growth in interest income on loans occurred because the average balance of loans grew by $83.6 million, or 10.2%, as new loan originations exceeded loan repayments and loan sales.  This increase in interest income that occurred because of growth in the loan portfolio was partially offset by a 12 basis point decline in the average loan yield to 4.39% for the year ended December 31, 2014 compared to 4.51% for the year ended December 31, 2013.  The decline in the average yield on loans occurred because of repayments on higher-yielding loans and the origination of new loans with lower yields.  Interest income on investment securities rose by $811,000, or 4.3%, to $19.8 million for the year ended December 31, 2014 from $18.9 million for the year ended December 31, 2013.  The increase in interest income on securities occurred primarily because of a $24.2 million increase in the average securities balance.  The increase in the average securities balance occurred as the purchase of securities exceeded repayments and the amount of securities sold.

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

Interest Expense.  Interest expense decreased by $164,000, or 2.6%, to $6.1 million for the year ended December 31, 2014 from $6.3 million for the year ended December 31, 2013.  Interest expense on securities sold under agreements to repurchase declined by $306,000, or 18.2%, during the year ended December 31, 2014.  The decrease in interest expense on securities sold under agreements to repurchase was caused by a 72 basis point decrease in the average interest rate to 1.91% for the year ended December 31, 2014 compared to 2.63% for the year ended December 31, 2013, which occurred as higher costing agreements matured and were refinanced at lower rates in 2013.  The decline in the average rate on securities sold under agreements to repurchase was partially offset by a $7.9 million, or 12.3%, growth in the average outstanding balance of securities sold under agreements to repurchase.  Interest expense on FHLB advances decreased by $36,000, or 11.9%, during the year ended December 31, 2014 compared to the year ended December 31, 2013.  The decline in interest expense on FHLB advances was caused by an $836,000, or 5.3%, decrease in the average balance of FHLB advances and a 14 basis point decrease in the average interest rate to 1.77% for the year ended December 31, 2014 compared to 1.91% for the year ended December 31, 2013.  The decrease in the average interest rate on FHLB advances occurred as higher costing advances matured and were refinanced at lower interest rates.  Interest expense on deposits increased by $178,000, or 4.1%, to $4.5 million for the year ended December 31, 2014 from $4.3 million for the year ended December 31, 2013.  The average balance of deposits rose by $67.2 million, or 5.5%, to $1.285 billion during the year ended December 31, 2014 compared to $1.218 billion during the year ended December 31, 2013.

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

Provision for Loan Losses.  Based on our analysis of the factors described in “—Allowance for Loan Losses,” we recorded provisions for loan losses of $360,000, $39,000 and $415,000 for the years ended December 31, 2014, 2013 and 2012, respectively.  The provisions for loan losses reflected net charge-offs of $155,000, $225,000 and $284,000 for the years ended December 31, 2014, 2013 and 2012, respectively.  The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.17%, 0.17% and 0.22% at December 31, 2014, 2013 and 2012, respectively.  Nonaccrual loans totaled $4.5 million, $6.0 million and $4.4 million at December 31, 2014, 2013 and 2012, respectively.  To the best of our knowledge, at December 31, 2014, 2013 and 2012, we had provided for all losses that are both probable and reasonable to estimate at those respective dates.

Noninterest Income.  The following table summarizes changes in noninterest income for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,			Change 2014/2013		Change 2013/2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)

Service fees on loan and deposit accounts	$2,022	$2,232	$2,044	$(210)	(9.4)%	$188	9.2%
Income on bank-owned life insurance	1,060	1,066	942	(6)	(0.6)%	124	13.2%
Gain on sale of investment securities	1,263	3,450	1,234	(2,187)	(63.4)%	2,216	179.6%
Gain on sale of loans	396	1,541	2,411	(1,145)	(74.3)%	(870)	(36.1)%
Other	436	427	437	9	2.1%	(10)	(2.3)%
Total	$5,177	$8,716	$7,068	$(3,539)	(40.6)%	$1,648	23.3%

Noninterest income declined by $3.5 million for the year ended December 31, 2014 compared to the year ended December 31, 2013.  During the years ended December 31, 2014 and 2013, we sold $18.1 million and $47.7 million, respectively, of held-to-maturity and trading investment securities and recognized gains of $1.3 million and $3.5 million, respectively.  The sale of held-to-maturity securities, for which the Company had already received a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investment topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio.  During the years ended December 31, 2014 and 2013, we also sold $37.5 million and $82.2 million, respectively, of mortgage loans held for sale primarily to reduce interest rate risk and recognized gains of $396,000 and $1.5 million, respectively.

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

Noninterest Expense.  The following table summarizes changes in noninterest expense for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,			Change 2014/2013		Change 2013/2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)

Salaries and employee benefits	$20,932	$21,015	$20,609	$(83)	(0.4)%	$406	2.0%
Occupancy	5,761	5,365	5,246	396	7.4%	119	2.3%
Equipment	3,701	3,524	3,269	177	5.0%	255	7.8%
Loss on extinguishment of debt	—	—	321	—	—%	(321)	(100.0)%
Federal deposit insurance premiums	808	770	767	38	4.9%	3	0.4%
Other general and administrative expenses	4,106	4,403	4,226	(297)	(6.7)%	177	4.2%
Total	$35,308	$35,077	$34,438	$231	0.7%	$639	1.9%

Noninterest expense rose by $231,000 to $35.3 million for the year ended December 31, 2014 from $35.1 million for the year ended December 31, 2013.  Occupancy expense increased by $396,000 during the year ended December 31, 2014 primarily due to higher depreciation, repair and maintenance costs and rent expense.  Equipment expense grew by $177,000 due to higher depreciation, repairs and maintenance and service bureau expense.  The increases in these expenses were partially offset by a $297,000 decline in other general and administrative expenses due to lower legal costs and a loss on a deposit account recognized during the year ended December 31, 2013.

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

Income Tax Expense.  Income taxes were $8.9 million for 2014, reflecting an effective tax rate of 38.7%, $8.8 million for 2013, reflecting an effective tax rate of 37.7%, and $8.3 million for 2012, reflecting an effective tax rate of 35.9%.  The effective tax rate in 2014 was higher than the effective tax rate in 2013 primarily due to changes in permanent tax benefits related to compensation and share-based compensation plans.  The effective tax rate in 2013 was higher than the effective tax rate in 2012 primarily due to a decrease in permanent tax benefits related to our share-based compensation plans, which occurred because of a decrease in our share price, and a one-time reduction in deferred taxes related to prepaid expenses that occurred in 2012.  These items were partially offset by an increase in earnings on bank-owned life insurance, which is tax exempt.

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

Nonperforming Assets.  The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Nonaccrual loans:
Real estate loans:
First mortgage:
One- to four-family residential	$4,153	$5,840	$4,246	$2,582	$801
Construction, commercial and other	—	—	—	184	2
Home equity loans and lines of credit	296	160	160	158	—
Other loans	4	—	—	3	5
Total nonaccrual loans	4,453	6,000	4,406	2,927	808

Real estate owned:
Real estate loans:
First mortgage:
One- to four-family residential	—	—	—	408	—
Total real estate owned	—	—	—	408	—

Total nonperforming assets	4,453	6,000	4,406	3,335	808

Loans delinquent 90 days or greater and still accruing interest	—	—	—	—	—

Restructured loans still accruing interest:
Real estate loans:
First mortgage:
One- to four-family residential	2,005	2,533	2,529	2,345	2,600
Total restructured loans still accruing interest	2,005	2,533	2,529	2,345	2,600

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$6,458	$8,533	$6,935	$5,680	$3,408

Ratios:
Nonperforming loans to total loans	0.46%	0.69%	0.56%	0.42%	0.12%
Nonperforming assets to total assets	0.26%	0.37%	0.28%	0.22%	0.06%

For the year ended December 31, 2014, gross interest income that would have been recorded had our nonaccruing loans been current in accordance with original terms was $204,000.  For the year ended December 31, 2014, we recognized no interest income on such nonaccruing loans on a cash basis during the year.  For the year ended December 31, 2014, gross interest income due and collected on our accruing restructured loans was $118,000.

The Company had 17 troubled debt restructurings totaling $4.6 million as of December 31, 2014 that were considered to be impaired.  This total included 16 one- to four-family residential mortgage loans totaling $4.4 million and one home equity loan for $135,000.  Six of the loans, totaling $2.0 million, were performing in accordance with their restructured terms and accruing interest at December 31, 2014.  Nine of the loans, totaling $2.2 million, were performing in accordance with their restructured terms but not accruing interest as of December 31, 2014.  Two of the loans, totaling $343,000, were delinquent and were not accruing interest at December 31, 2014.  There were 20 troubled debt restructurings totaling $5.8 million as of December 31, 2013 that were considered to be impaired.  There were 19 one- to four-family residential mortgage loans totaling $5.6 million and one home equity loan for $160,000.  Eight of the loans, totaling $2.5 million, were performing in accordance with their restructured terms and were accruing interest at December 31, 2013.  Twelve of the loans, totaling $3.3 million, were performing in accordance with their restructured terms but were not accruing interest at December 31, 2013.

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2014
Real estate loans:
First mortgage:
One- to four-family residential	2	$736	2	$593	4	$1,329
Home equity loans and lines of credit	—	—	1	161	1	161
Other loans	4	1	1	4	5	5
Total loans	6	$737	4	$758	10	$1,495

At December 31, 2013
Real estate loans:
First mortgage:
One- to four-family residential	1	$612	5	$1,577	6	$2,189
Other loans	9	4	—	—	9	4
Total loans	10	$616	5	$1,577	15	$2,193

At December 31, 2012
Real estate loans:
First mortgage:
One- to four-family residential	1	$152	8	$2,044	9	$2,196
Other loans	1	2	—	—	1	2
Total loans	2	$154	8	$2,044	10	$2,198

At December 31, 2011
Real estate loans:
First mortgage:
One- to four-family residential	—	$—	7	$2,148	7	$2,148
Construction, commercial and other	—	—	1	184	1	184
Other loans	—	—	1	3	1	3
Total loans	—	$—	9	$2,335	9	$2,335

At December 31, 2010
Real estate loans:
First mortgage:
One- to four-family residential	—	$—	5	$801	5	$801
Construction, commercial and other	—	—	1	2	1	2
Other loans	3	8	1	5	4	13
Total loans	3	$8	7	$808	10	$816

Real Estate Owned.  Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned.  When property is acquired it is recorded at estimated fair value at the date of foreclosure less the cost to sell, establishing a new cost basis.  Estimated fair value generally represents the price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions.  Holding costs and declines in estimated fair value result in charges to expense after acquisition.  At December 31, 2014, 2013, 2012, 2011 and 2010, we had real estate owned of $0, $0, $0, $408,000 and $0, respectively.

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

We maintain an allowance for loan losses at an amount estimated to equal all credit losses incurred in our loan portfolio that are both probable and reasonable to estimate at a balance sheet date.  Our determination as to the classification of our assets and the amount of our loss allowances is subject to review by our principal federal regulator, the Federal Reserve Board, which can require that we establish additional loss allowances.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of our review of our assets at December 31, 2014, classified assets consisted of substandard assets of $7.8 million, special mention assets of $479,000 and no doubtful or loss assets.  The classified assets total at December 31, 2014 was $8.3 million and included $4.1 million of troubled debt restructurings, $3.1 million of nonperforming loans and $1.1 million of trust preferred securities.  Effective December 31, 2012, we automatically designate any loan that is 30 to 59 days delinquent as special mention and automatically classify any loan that is delinquent 60 days or more as substandard.  Loans which have been delinquent for fewer days may also be classified in these categories.

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

We evaluate our loan portfolio on a quarterly basis and the allowance is adjusted accordingly.  While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  In addition, as an integral part of their examination process, the Federal Reserve Board will periodically review the allowance for loan losses.  The Federal Reserve Board may require us to increase the allowance based on their analysis of information available at the time of their examination.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Balance at beginning of year	$1,486	$1,672	$1,541	$1,488	$1,681

Charge-offs:
Real estate loans:
First mortgage:
One- to four-family residential	118	299	333	188	238
Construction, commercial and other	—	—	8	54	41
Home equity loans and lines of credit	10	50	3	9	—
Other loans	57	146	48	164	376
Total charge-offs	185	495	392	415	655

Recoveries:
Real estate loans:
First mortgage:
One- to four-family residential	9	235	79	28	99
Construction, commercial and other	2	12	8	—	7
Home equity loans and lines of credit	4	7	5	—	—
Other loans	15	16	16	22	11
Total recoveries	30	270	108	50	117

Net charge-offs	(155)	(225)	(284)	(365)	(538)
Provision for loan losses	360	39	415	418	345

Balance at end of year	$1,691	$1,486	$1,672	$1,541	$1,488

Ratios:
Net charge-offs to average loans outstanding	0.02%	0.03%	0.04%	0.06%	0.09%
Allowance for loan losses to nonperforming loans at end of year	37.97%	24.77%	37.95%	52.65%	184.16%
Allowance for loan losses to total loans at end of year	0.17%	0.17%	0.22%	0.22%	0.23%

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

	At December 31,
	2014		2013		2012
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real estate loans:
First mortgage:
One- to four-family residential	$410	95.08%	$375	95.41%	$585	94.84%
Multi-family residential	3	0.92	1	0.57	5	0.88
Construction, commercial and other	977	1.89	799	1.57	818	1.77
Home equity loans and lines of credit	5	1.64	10	1.91	35	1.94
Other loans	263	0.47	229	0.54	107	0.57
Total allocated allowance	1,658	100.00	1,414	100.00	1,550	100.00
Unallocated	33	—	72	—	122	—
Total	$1,691	100.00%	$1,486	100.00%	$1,672	100.00%

	At December 31,
	2011		2010
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real estate loans:
First mortgage:
One- to four-family residential	$624	93.90%	$577	92.99%
Multi-family residential	7	1.00	6	0.83
Construction, commercial and other	285	1.83	277	2.22
Home equity loans and lines of credit	258	2.48	305	3.09
Other loans	291	0.79	208	0.87
Total allocated allowance	1,465	100.00	1,373	100.00
Unallocated	76	—	115	—
Total	$1,541	100.00%	$1,488	100.00%

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

We continue our efforts to reduce interest rate risk.  In 2014, we sold $37.5 million of fixed-rate mortgage loans.  In 2013, we sold $82.2 million of fixed-rate mortgage loans, obtained $30.0 million of long-term, fixed-rate borrowings, and purchased $5.1 million of shorter-duration mortgage-backed securities.  In 2012, we sold $107.9 million of fixed-rate mortgage loans and purchased $8.2 million of shorter-duration mortgage-backed securities.  In addition, we may utilize the following strategies to further reduce our interest rate risk:

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

•                                          Selling a portion of the fixed-rate mortgage loans we originate to Freddie Mac or Fannie Mae;

•                                          Extending the maturity of our liabilities by obtaining longer-term fixed-rate FHLB advances and securities sold under agreements to repurchase;

•                                          Subject to the maintenance of our credit quality standards, originating commercial loans and home equity lines of credit, which have adjustable interest rates and shorter average lives than first mortgage loans; and

•                                          Maintaining relatively high regulatory capital ratios.

Our policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.  We have no current intention to sell loans classified as held-for-investment.

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

The following table presents our internal calculations of the estimated changes in our EVE as of December 31, 2014 that would result from the designated instantaneous changes in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE	Percentage Change in EVE	EVE Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in EVE Ratio as a Percent of Present Value of Assets (3)(4)
(Dollars in thousands)

+400	$207,934	$(57,572)	(21.68)%	12.30%	(2.79)%
+300	$232,214	$(33,292)	(12.54)%	13.52%	(1.57)%
+200	$254,417	$(11,089)	(4.18)%	14.60%	(0.49)%
+100	$268,599	$3,094	1.17%	15.26%	0.17%
0	$265,506	$—	—%	15.09%	—%
-100	$230,610	$(34,896)	(13.14)%	13.35%	(1.74)%

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Territorial Savings Bank’s primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan repayments, advances from the Federal Home Loan Bank of Seattle, securities sold under agreements to repurchase, proceeds from loan and security sales and principal repayments on securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Treasurer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2014.

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

Our most liquid asset is cash.  The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period.  At December 31, 2014, Territorial Savings Bank’s cash and cash equivalents totaled $75.1 million.  On that date, we had $72.0 million in securities sold under agreements to repurchase outstanding and $15.0 million of Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $399.0 million under Federal Home Loan Bank advances.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2014, we had $18.1 million in loan commitments outstanding, most of which were for fixed-rate loans.  In addition to commitments to originate loans, we had $24.9 million in unused lines of credit to borrowers.  Certificates of deposit due within one year of December 31, 2014 totaled $178.0 million, or 13.1% of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2015.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the years ended December 31, 2014, 2013 and 2012, we originated $248.0 million, $306.0 million and $371.5 million of loans, respectively.  During these years, we purchased $43.9 million, $270.4 million and $148.0 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances, securities sold under agreements to repurchase, stock repurchases and dividend payments.  We experienced net increases in deposits of $71.0 million and $50.9 million for the years ended December 31, 2014 and 2013, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Seattle, which provide an additional source of funds.  We also utilize securities sold under agreements to repurchase as another borrowing source.  At December 31, 2014, we had the ability to borrow up to an additional $399.0 million from the Federal Home Loan Bank of Seattle.  Advances from the Federal Home Loan Bank of Seattle and securities sold under agreements to repurchase remained constant during the year ended December 31, 2014.

As a separate legal entity, Territorial Bancorp Inc. is required to have liquidity to fund stock repurchases and dividend payments to shareholders and for other corporate purposes.  In 2014, 2013, 2011 and 2010, Territorial Bancorp Inc. adopted common stock repurchase programs.  Shares repurchased will reduce the amount of shares issued and outstanding.  The repurchased shares may be reissued in connection with share-based compensation plans and for general corporate purposes.  During the years ended December 31, 2014 and 2013, the Company repurchased 221,530 and 844,088 shares, respectively, of the total 2,949,253 shares authorized by the Board of Directors.  For the years ended December 31, 2014 and 2013, the shares were repurchased at an average cost of $22.48 and $22.58, respectively.  At December 31, 2014 and 2013, on a stand-alone basis, Territorial Bancorp Inc. had liquid assets of $16.2 million and $13.1 million, respectively.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2014, Territorial Savings Bank exceeded all regulatory capital requirements.  Territorial Savings Bank is considered “well capitalized” under regulatory guidelines.  See Note 23 of the Notes to the Consolidated Financial Statements.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments.  As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  In addition, we enter into commitments to sell mortgage loans.  For additional information, see Note 22 of the Notes to the Consolidated Financial Statements.

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2014.  The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	One Year or Less	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years	Total
	(In thousands)

Long-term debt	$57,000	$25,000	$5,000	$—	$87,000
Operating leases	2,641	4,669	2,656	1,529	11,495
Capitalized leases	—	—	—	—	—
Purchase obligations	2,523	4,029	—	—	6,552
Certificates of deposit	178,036	19,937	23,764	—	221,737
Other long-term liabilities	—	—	—	—	—
Total	$240,200	$53,635	$31,420	$1,529	$326,784
Commitments to extend credit	$18,126	$—	$—	$—	$18,126

Recent Accounting Pronouncements

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

ITEM 8.                           Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Territorial Bancorp Inc.:

We have audited the accompanying consolidated balance sheets of Territorial Bancorp Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Territorial Bancorp Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Territorial Bancorp Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Honolulu, Hawaii
March 13, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Territorial Bancorp Inc.:

We have audited Territorial Bancorp Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequte because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Territorial Bancorp Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 13, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Honolulu, Hawaii
March 13, 2015

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2014 and 2013

(Dollars in thousands, except share data)

	2014	2013
ASSETS
Cash and cash equivalents	$75,060	$75,365
Investment securities held to maturity, at amortized cost (fair value of $586,710 and $598,007 at December 31, 2014 and 2013, respectively)	572,922	613,436
Federal Home Loan Bank stock, at cost	11,234	11,689
Federal Reserve Bank stock, at cost	2,925	—
Loans held for sale	1,048	2,210
Loans receivable, net	968,212	856,542
Accrued interest receivable	4,436	4,310
Premises and equipment, net	5,629	6,056
Bank-owned life insurance	41,303	40,243
Deferred income taxes receivable	7,254	5,075
Prepaid expenses and other assets	1,874	1,978
Total assets	$1,691,897	$1,616,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,359,679	$1,288,709
Advances from the Federal Home Loan Bank	15,000	15,000
Securities sold under agreements to repurchase	72,000	72,000
Accounts payable and accrued expenses	24,098	23,933
Current income taxes payable	826	1,414
Advance payments by borrowers for taxes and insurance	3,916	3,708
Total liabilities	1,475,519	1,404,764

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 9,919,064 and 10,051,377 shares at December 31, 2014 and 2013, respectively	99	101
Additional paid-in capital	75,229	77,340
Unearned ESOP shares	(6,851)	(7,340)
Retained earnings	153,289	145,826
Accumulated other comprehensive loss	(5,388)	(3,787)
Total stockholders’ equity	216,378	212,140
Total liabilities and stockholders’ equity	$1,691,897	$1,616,904

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the years ended December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

	2014	2013	2012
Interest and dividend income:
Investment securities	$19,752	$18,941	$23,224
Loans	39,620	36,982	36,566
Other investments	243	252	359
Total interest and dividend income	59,615	56,175	60,149

Interest expense:
Deposits	4,474	4,296	5,936
Advances from the Federal Home Loan Bank	266	302	418
Securities sold under agreements to repurchase	1,378	1,684	2,875
Total interest expense	6,118	6,282	9,229

Net interest income	53,497	49,893	50,920
Provision for loan losses	360	39	415

Net interest income after provision for loan losses	53,137	49,854	50,505

Noninterest income:
Service fees on loan and deposit accounts	2,022	2,232	2,044
Income on bank-owned life insurance	1,060	1,066	942
Gain on sale of investment securities	1,263	3,450	1,234
Gain on sale of loans	396	1,541	2,411
Other	436	427	437
Total noninterest income	5,177	8,716	7,068

Noninterest expense:
Salaries and employee benefits	20,932	21,015	20,609
Occupancy	5,761	5,365	5,246
Equipment	3,701	3,524	3,269
Federal deposit insurance premiums	808	770	767
Loss on extinguishment of debt	—	—	321
Other general and administrative expenses	4,106	4,403	4,226
Total noninterest expense	35,308	35,077	34,438

Income before income taxes	23,006	23,493	23,135
Income taxes	8,909	8,846	8,297
Net income	$14,097	$14,647	$14,838

Basic earnings per share	$1.53	$1.51	$1.47
Diluted earnings per share	$1.51	$1.49	$1.45
Cash dividends declared per common share	$0.70	$0.62	$0.54
Basic weighted-average shares outstanding	9,211,409	9,711,233	10,113,453
Diluted weighted-average shares outstanding	9,317,323	9,844,942	10,213,190

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2014, 2013 and 2012

(Dollars in thousands)

	2014	2013	2012

Net income	$14,097	$14,647	$14,838

Change in unfunded pension liability	(1,694)	454	(826)
Change in unrealized loss on securities	1	23	29
Noncredit related gains on securities not expected to be sold	92	69	234
Other comprehensive income (loss)	(1,601)	546	(563)
Comprehensive income	$12,496	$15,193	$14,275

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2014, 2013 and 2012

(Dollars in thousands, except share data)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity
Balances at December 31, 2011	$110	$97,640	$(8,319)	$128,300	$(3,770)	$213,961

Net income	—	—	—	14,838	—	14,838
Other comprehensive loss	—	—	—	—	(563)	(563)
Cash dividends declared ($0.54 per share)	—	—	—	(5,728)	—	(5,728)
Share-based compensation	1	2,690	—	—	—	2,691
Allocation of 48,932 ESOP shares	—	592	490	—	—	1,082
Repurchase of 370,643 shares of company common stock	(3)	(8,022)	—	—	—	(8,025)
Exercise of 41,275 options on common stock	—	716	—	—	—	716

Balances at December 31, 2012	$108	$93,616	$(7,829)	$137,410	$(4,333)	$218,972

Net income	—	—	—	14,647	—	14,647
Other comprehensive income	—	—	—	—	546	546
Cash dividends declared ($0.62 per share)	—	—	—	(6,231)	—	(6,231)
Share-based compensation	1	2,675	—	—	—	2,676
Allocation of 48,932 ESOP shares	—	636	489	—	—	1,125
Repurchase of 868,203 shares of company common stock	(8)	(19,587)	—	—	—	(19,595)

Balances at December 31, 2013	$101	$77,340	$(7,340)	$145,826	$(3,787)	$212,140

Net income	—	—	—	14,097	—	14,097
Other comprehensive loss	—	—	—	—	(1,601)	(1,601)
Cash dividends declared ($0.70 per share)	—	—	—	(6,634)	—	(6,634)
Share-based compensation	1	2,816	—	—	—	2,817
Allocation of 48,932 ESOP shares	—	547	489	—	—	1,036
Repurchase of 245,645 shares of company common stock	(3)	(5,474)	—	—	—	(5,477)

Balances at December 31, 2014	$99	$75,229	$(6,851)	$153,289	$(5,388)	$216,378

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2014, 2013 and 2012

(Dollars in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$14,097	$14,647	$14,838
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	360	39	415
Depreciation and amortization	1,389	1,138	1,137
Deferred income tax benefit	(1,122)	(1,856)	(592)
Amortization of fees, discounts, and premiums	(441)	249	383
Origination of loans held for sale	(36,146)	(81,654)	(105,953)
Proceeds from sales of loans held for sale	37,704	83,205	109,375
Gain on sale of loans, net	(396)	(1,541)	(2,411)
Provision for real estate owned losses	—	14	—
Net gain on sale of real estate owned	—	(1)	(6)
Purchases of investment securities held for trading	(5,041)	—	—
Proceeds from sale of investment securities held for trading	5,071	—	—
Gain on sale of investment securities held for trading	(30)	—	—
Gain on sale of investment securities held to maturity	(1,233)	(3,450)	(1,234)
Loss on extinguishment of debt	—	—	321
Net loss on sale of premises and equipment	4	—	9
ESOP expense	1,036	1,125	1,082
Share-based compensation expense	2,817	2,676	2,690
Excess tax benefits from share-based compensation	—	—	(54)
(Increase) decrease in accrued interest receivable	(126)	57	413
Net increase in bank-owned life insurance	(1,060)	(1,066)	(943)
Net decrease in prepaid expenses and other assets	104	1,754	837
Net increase (decrease) in accounts payable and accrued expenses	(2,513)	1,669	(1,140)
Net increase in advance payments by borrowers for taxes and insurance	208	69	375
Net increase (decrease) in income taxes payable	(588)	262	(1,962)

Net cash provided by operating activities	14,094	17,336	17,580
Cash flows from investing activities:
Purchases of investment securities held to maturity	(38,826)	(270,406)	(148,043)
Principal repayments on investment securities held to maturity	66,317	162,800	229,696
Proceeds from sale of investment securities held to maturity	14,248	51,102	17,206
Loan originations, net of principal repayments on loans receivable	(111,426)	(80,752)	(85,744)
Proceeds from redemption of FHLB stock	455	439	220
Purchases of Federal Reserve Bank stock	(2,925)	—	—
Purchases of bank-owned life insurance	—	(8,000)	—
Proceeds from sale of real estate owned	—	130	590
Purchases of premises and equipment	(973)	(2,138)	(752)
Proceeds from disposals of premises and equipment	7	—	—

Net cash provided by (used in) investing activities	(73,123)	(146,825)	13,173

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2014, 2013 and 2012

(Dollars in thousands)

	2014	2013	2012
Cash flows from financing activities:
Net increase in deposits	$70,970	$50,862	$71,731
Proceeds from advances from the Federal Home Loan Bank	—	5,000	100
Repayments of advances from the Federal Home Loan Bank	—	(10,000)	(100)
Proceeds from securities sold under agreements to repurchase	—	25,000	—
Repayments of securities sold under agreements to repurchase	—	(23,000)	(38,621)
Purchases of Fed Funds	10	—	10
Sales of Fed Funds	(10)	—	(10)
Excess tax benefits from share-based compensation	—	—	54
Proceeds from issuance of common stock, net of costs	—	—	717
Repurchases of company stock	(5,612)	(19,595)	(8,025)
Cash dividends paid	(6,634)	(6,231)	(5,728)

Net cash provided by financing activities	58,724	22,036	20,128
Net increase (decrease) in cash and cash equivalents	(305)	(107,453)	50,881
Cash and cash equivalents at beginning of the year	75,365	182,818	131,937
Cash and cash equivalents at end of the year	$75,060	$75,365	$182,818
Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$6,055	$6,232	$9,403
Income taxes	10,478	10,440	10,851

Supplemental disclosure of noncash investing activities:
Loans transferred to real estate owned	$—	$143	$176

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

Upon completion of the conversion and reorganization, a special “liquidation account” was established in an amount equal to the total equity of Territorial Mutual Holding Company as of December 31, 2008.  The liquidation account is to provide eligible account holders and supplemental eligible account holders who maintain their deposit accounts with Territorial Savings Bank after the conversion with a liquidation interest in the unlikely event of the complete liquidation of Territorial Savings Bank after the conversion.  The liquidation account will be reduced annually to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits.  Subsequent increases will not restore an eligible account holder’s or supplemental eligible account holder’s interest in the liquidation account.  In the event of a complete liquidation of Territorial Savings Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.  The balance of the liquidation account at December 31, 2014 was $15.2 million.

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

(b)                      Principles of Consolidation

The consolidated financial statements include the accounts and results of operations of Territorial Bancorp Inc. and Territorial Savings Bank and its wholly-owned subsidiaries, Territorial Real Estate Co., Inc. and Territorial Financial Services, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

(c)                       Cash and Cash Equivalents

Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, federal funds sold, and short-term, highly liquid investments with original maturities of three months or less.

(d)                      Investment Securities

The Company classifies and accounts for its investment securities as follows: (1) held-to-maturity debt securities in which the Company has the positive intent and ability to hold to maturity are reported at amortized cost; (2) trading securities that are purchased for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in current earnings; and (3) available-for-sale securities not classified as either held-to-maturity or trading securities are reported at fair value, with unrealized gains and losses excluded from current earnings and reported as a separate component of equity. At December 31, 2014 and 2013, the Company classified all of its investments as held-to-maturity.

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

(e)                       Loans Receivable

This policy applies to all loan classes.  Loans receivable are stated at the principal amount outstanding, less the allowance for loan losses, loan origination fees and costs, and commitment fees. Interest on loans receivable is accrued as earned. The Company has a policy of placing loans on a nonaccrual basis when 90 days or more contractually delinquent or when, in the opinion of management, collection of all or part of the principal balance appears doubtful. For nonaccrual loans, the Company records payments received as a reduction in principal.  The Company, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, if the loan is considered to be collateral dependent, based on the fair value of the collateral less estimated costs to sell.  Impairment losses are written off against the allowance for loan losses. For impaired loans, the Company records payments received as a reduction in principal. A nonaccrual loan may be restored to an accrual basis when principal and interest payments are current and full payment of principal and interest is expected.

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

Gains from the sale of real estate owned, if any, are recognized when title has passed, minimum down payment requirements are met, the terms of any notes received are such as to satisfy continuing investment requirements, and the Company is relieved of any requirements for continued involvement with the properties. If the minimum down payment or the continuing investment is not adequate to meet the criteria specified in the Property, Plant and Equipment topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), the Company will defer income recognition and account for such sales using alternative methods, such as installment, deposit, or cost recovery.

(i)                         Allowance for Loan Losses

The Company maintains an allowance adequate to cover Management’s estimate of probable credit losses as of the balance sheet date.  The Company’s allowance for loan losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. All loan losses are charged, and all recoveries are credited, to the allowance for loan losses. Additions to the allowance for loan losses are provided by charges to income based on various factors, which, in the Company’s judgment, deserve current recognition in estimating probable losses. Charge-offs to the allowance are made when management determines that collectability of all or a portion of a loan is doubtful and available collateral is insufficient to repay the loan.

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

While the Company uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  In addition, as an integral part of their examination process, the Federal Reserve Bank will periodically review the allowance for loan losses.  The Federal Reserve Bank may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

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

As of December 31, 2014 and 2013, the Company had not recognized a liability for income tax uncertainties in the accompanying consolidated balance sheets. Management concluded that a liability for income tax uncertainties is not expected to be recorded within the next 12 months.

Tax years 2012 to 2013 currently remain subject to examination by the Internal Revenue Service. Tax years 2011 to 2013 currently remain subject to examination by the Department of Taxation of the State of Hawaii.

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

(p)                      Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of shares outstanding plus the dilutive effect of stock options and restricted stock.  ESOP shares not committed to be released are not considered outstanding.

(q)                      Common Stock Repurchase Program

In 2014, 2013, 2011 and 2010, the Company adopted common stock repurchase programs in which shares repurchased reduce the amount of shares issued and outstanding.  The repurchased shares may be reissued in connection with share-based compensation plans and for general corporate purposes.  As of December 31, 2014 and 2013, the Company had accumulated repurchases of 2,749,789 and 2,528,259 shares, respectively, of the total 3,099,253 and 2,699,253 shares authorized by the Board of Directors, respectively.  During 2014 and 2013, shares were repurchased at an average cost of $22.48 and $22.58, respectively.

(r)                        Bank-Owned Life Insurance

The Company’s investment in bank-owned life insurance is based on cash surrender value.  The Company invests in bank-owned life insurance to provide a funding source for benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Federal regulations generally limit the investment in bank-owned life insurance to 25% of the Company’s Tier 1 capital plus the allowance for loan losses.  At December 31, 2014, this limit was $51.4 million and the Company had invested $41.3 million in bank-owned life insurance at that date.

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

(3)         Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	December 31,
(Dollars in thousands)	2014	2013

Cash and due from banks	$10,803	$9,962
Interest-earning deposits in other banks	64,257	65,403
Cash and cash equivalents	$75,060	$75,365

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank.

(4)         Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Carrying	Gross Unrealized		Estimated
(Dollars in thousands)	Value	Gains	Losses	Fair Value
December 31, 2014:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$572,232	18,078	(4,290)	$586,020
Trust preferred securities	690	—	—	690
Total	$572,922	18,078	(4,290)	$586,710

December 31, 2013:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$612,899	7,979	(23,408)	$597,470
Trust preferred securities	537	—	—	537
Total	$613,436	7,979	(23,408)	$598,007

The carrying and estimated fair value of investment securities at December 31, 2014 are shown below. Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Carrying	Estimated
(Dollars in thousands)	Value	Fair Value
Held to maturity:
Due within 5 years	$50	$54
Due after 5 years through 10 years	10	11
Due after 10 years	572,862	586,645
Total	$572,922	$586,710

Realized gains and losses and the proceeds from sales of securities available for sale, held to maturity and trading are shown in the table below.  All sales of securities were U.S. government-sponsored mortgage-backed securities.

(Dollars in thousands)	2014	2013	2012
Proceeds from sales	$19,319	$51,102	$17,206
Gross gains	1,263	3,450	1,234
Gross losses	—	—	—

In 2014, the Company received proceeds of $14.2 million from the sale of $13.0 million of held-to-maturity debt securities, resulting in gross realized gains of $1.2 million.  In 2013, the Company received proceeds of $51.1 million from the sale of $47.7 million of held-to-maturity debt securities, resulting in gross realized gains of $3.5 million.  In 2012, the Company received proceeds of $17.2 million from the sale of $16.0 million of held-to-maturity debt securities, resulting in gross realized gains of $1.2 million.  The sale of these securities, for which the Company had already collected a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investment topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio.

Investment securities with carrying values of $270.2 million and $273.2 million at December 31, 2014 and 2013, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities, which were in an unrealized loss position at December 31, 2014 and 2013. The Company does not intend to sell these securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)

December 31, 2014:
Mortgage-backed securities	$12,717	$65	$183,349	$4,225	37	$196,066	$4,290
December 31, 2013:
Mortgage-backed securities	$361,445	$21,678	$22,010	$1,730	69	$383,455	$23,408

Mortgage-Backed Securities. The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates. All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its amortized cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2014 and 2013.

Trust Preferred Securities. At December 31, 2014, the Company owns two trust preferred securities, PreTSL XXIII and XXIV. The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.  Both of these securities are classified in the Company’s held-to-maturity investment portfolio.

The trust preferred securities market is considered to be inactive as only five transactions have occurred over the past 36 months in the same tranche of securities owned by the Company.  The Company used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in trust preferred securities did not incur additional impairment during the years ended December 31, 2014, 2013 and 2012.

PreTSL XXIV had a book value of $0 at December 31, 2014.  PreTSL XXIII had a book value of $690,000 at December 31, 2014.  The difference between the book value of $690,000 and the remaining amortized cost basis of $1.1 million is reported as other comprehensive loss and is related to noncredit factors such as the trust preferred securities market being inactive.

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

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)	2014	2013
Balance at January 1,	$5,885	$5,885
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Balance at December 31,	$5,885	$5,885

The table below shows the components of comprehensive loss, net of taxes, resulting from other-than-temporarily impaired securities:

	December 31,
(Dollars in thousands)	2014	2013
Noncredit losses on other-than-temporarily impaired securities, net of taxes	$283	$376

(5)          Federal Home Loan Bank Stock

The Company, as a member of the FHLB system, is required to obtain and hold shares of capital stock of the FHLB in an amount equal to the greater of 0.50% of mortgage loans and mortgage-backed securities or $500. At December 31, 2014 and 2013, the Company met such requirement.  At December 31, 2014 and 2013, the Company owned $11.2 million and $11.7 million, respectively, of capital stock of the FHLB.

The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of December 31, 2014, consistent with its accounting policies.  Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory capital situation and the Company’s intent not to sell the investment for a sufficient period of time to recover the par value, the Company did not consider its FHLB stock other-than-temporarily impaired.  As of December 31, 2014, the FHLB of Seattle had met all of its regulatory capital requirements.  Moody’s Investor Service and Standard and Poor’s Rating Services have given the FHLB of Seattle credit ratings of Aaa and AA, respectively.  Even though the Company did not recognize an other-than-temporary impairment loss on its investment in FHLB stock in 2014, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

On July 31, 2014, the FHLB of Seattle and Des Moines announced a proposed merger.  On December 22, 2014, the Federal Housing Finance Agency approved the merger application of the Seattle and Des Moines banks.  If approved by a vote of the members of the Seattle and Des Moines banks, the merger is expected to be completed by the end of the second quarter of 2015.  When the merger is completed, the Company’s stock in the Seattle Bank will be exchanged for stock in the FHLB of Des Moines.  The merger will not impair the Company’s investment in FHLB stock.

(6)          Federal Reserve Bank Stock

The Company, as a member of the Federal Reserve System, is required to hold shares of capital stock of the Federal Reserve Bank of San Francisco equal to six percent of capital and surplus of the Bank.  At December 31, 2014, the Company met such requirement.  At December 31, 2014, the Company owned $2.9 million of capital stock of the Federal Reserve Bank of San Francisco.

The Company evaluated its investment in the stock of the Federal Reserve Bank of San Francisco for impairment.  Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment and the liquidity position of the FRB of San Francisco, the Company did not consider its FRB stock other-than-temporarily impaired.

(7)          Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	December 31,
(Dollars in thousands)	2014	2013
Real estate loans:
First mortgages:
One- to four-family residential	$926,074	$823,273
Multi-family residential	8,920	4,877
Construction, commercial, and other	18,415	13,554
Home equity loans and lines of credit	15,992	16,524
Total real estate loans	969,401	858,228
Other loans:
Loans on deposit accounts	441	342
Consumer and other loans	4,173	4,307
Total other loans	4,614	4,649
Less:
Net unearned fees and discounts	(4,112)	(4,849)
Allowance for loan losses	(1,691)	(1,486)
Total unearned fees, discounts and allowance for loan losses	(5,803)	(6,335)
Loans receivable, net	$968,212	$856,542

The activity in the allowance for loan losses on loans receivable is as follows:

	For the year ended December 31,
(Dollars in thousands)	2014	2013	2012
Balance, beginning of year	$1,486	$1,672	$1,541
Provision for loan losses	360	39	415
	1,846	1,711	1,956
Charge-offs	(185)	(495)	(392)
Recoveries	30	270	108
Net charge-offs	(155)	(225)	(284)
Balance, end of year	$1,691	$1,486	$1,672

The table below presents the activity in the allowance for loan losses by portfolio segment:

(Dollars in thousands)	Residential Mortgage	Construction, Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals
2014:
Balance, beginning of year	$376	$799	$10	$229	$72	$1,486
Provision (reversal of allowance) for loan losses	146	176	1	76	(39)	360
	522	975	11	305	33	1,846
Charge-offs	(118)	—	(10)	(57)	—	(185)
Recoveries	9	2	4	15	—	30
Net charge-offs	(109)	2	(6)	(42)	—	(155)
Balance, end of year	$413	$977	$5	$263	$33	$1,691

2013:
Balance, beginning of year	$590	$818	$35	$107	$122	$1,672
Provision (reversal of allowance) for loan losses	(150)	(31)	18	252	(50)	39
	440	787	53	359	72	1,711
Charge-offs	(299)	—	(50)	(146)	—	(495)
Recoveries	235	12	7	16	—	270
Net charge-offs	(64)	12	(43)	(130)	—	(225)
Balance, end of year	$376	$799	$10	$229	$72	$1,486

The allowance for loan loss for each segment of the loan portfolio is generally determined by calculating the historical loss of each segment for a three- to five-year look-back period and adding a qualitative adjustment for the following factors:

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

In 2014, the Company extended the look-back period that is used to calculate the historical loss rates from three to five years.  The look-back period was extended to five years because the longer look-back is considered to be more representative of an entire economic cycle.

The allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.  The unallocated allowance is established for probable losses that have been incurred as of the reporting date but are not reflected in the allocated allowance.

Management considers the allowance for loan losses at December 31, 2014 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions at that date.  While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings.  In addition, as an integral part of their examination process, the Federal Reserve Bank periodically reviews the allowance for loan losses and may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

(Dollars in thousands)	Residential Mortgage	Construction Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals
December 31, 2014:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	413	977	5	263	33	1,691
Total ending allowance balance	$413	$977	$5	$263	$33	$1,691

Loans:
Ending loan balance:
Individually evaluated for impairment	$6,158	$—	$296	$4	$—	$6,458
Collectively evaluated for impairment	924,732	18,399	15,702	4,612	—	963,445
Total ending loan balance	$930,890	$18,399	$15,998	$4,616	$—	$969,903

December 31, 2013:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	376	799	10	229	72	1,486
Total ending allowance balance	$376	$799	$10	$229	$72	$1,486

Loans:
Ending loan balance:
Individually evaluated for impairment	$8,373	$—	$160	$—	$—	$8,533
Collectively evaluated for impairment	814,960	13,514	16,372	4,649	—	849,495
Total ending loan balance	$823,333	$13,514	$16,532	$4,649	$—	$858,028

The table below presents the balance of impaired loans and the related amount of allocated loan loss allowances:

(Dollars in thousands)	2014	2013
Loans with no allocated allowance for loan losses	$6,458	$8,533
Loans with allocated allowance for loan losses	—	—
Total impaired loans	$6,458	$8,533

Amount of allocated loan loss allowance	$—	$—

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance
December 31, 2014:
With no related allowance recorded:
One- to four-family residential mortgages	$6,158	$6,775
Home equity loans and lines of credit	296	324
Consumer and other	4	4
Total	$6,458	$7,103

December 31, 2013:
With no related allowance recorded:
One- to four-family residential mortgages	$8,373	$8,716
Home equity loans and lines of credit	160	165
Total	$8,533	$8,881

December 31, 2012:
With no related allowance recorded:
One- to four-family residential mortgages	$6,775	$7,175
Home equity loans and lines of credit	160	165
Total	$6,935	$7,340

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized
2014:
With no related allowance recorded:
One- to four-family residential mortgages	$6,383	$118
Home equity loans and lines of credit	309	—
Consumer and other	4	—
Total	$6,696	$118

2013:
With no related allowance recorded:
One- to four-family residential mortgages	$8,451	$130
Home equity loans and lines of credit	160	—
Total	$8,611	$130

2012:
With no related allowance recorded:
One- to four-family residential mortgages	$6,924	$210
Home equity loans and lines of credit	159	6
Total	$7,083	$216

There were no loans individually evaluated for impairment with a related allowance for loan loss as of December 31, 2014, 2013 or 2012. Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they are written down to fair value.

The table below presents the aging of loans and accrual status by class of loans:

(Dollars in thousands)	30 — 59 Days Past Due	60 — 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total Loans	Nonaccrual Loans	Loans More Than 90 Days Past Due and Still Accruing
December 31, 2014:
One- to four-family residential mortgages	$1,040	$736	$593	$2,369	$919,624	$921,993	$4,153	$—
Multi-family residential mortgages	—	—	—	—	8,897	8,897	—	—
Construction, commercial and other mortgages	—	—	—	—	18,399	18,399	—	—
Home equity loans and lines of credit	—	—	161	161	15,837	15,998	296	—
Loans on deposit accounts	—	—	—	—	440	440	—	—
Consumer and other	7	1	4	12	4,164	4,176	4	—

Total	$1,047	$737	$758	$2,542	$967,361	$969,903	$4,453	$—

December 31, 2013:
One- to four-family residential mortgages	$376	$612	$1,577	$2,565	$815,917	$818,482	$5,840	$—
Multi-family residential mortgages	—	—	—	—	4,851	4,851	—	—
Construction, commercial and other mortgages	—	—	—	—	13,514	13,514	—	—
Home equity loans and lines of credit	—	—	—	—	16,532	16,532	160	—
Loans on deposit accounts	—	—	—	—	342	342	—	—
Consumer and other	11	4	—	15	4,292	4,307	—	—

Total	$387	$616	$1,577	$2,580	$855,448	$858,028	$6,000	$—

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

The Company had 18 nonaccrual loans with a book value of $4.5 million at December 31, 2014 and 19 nonaccrual loans with a book value of $6.0 million as of December 31, 2013.  The Company collected interest on nonaccrual loans of $244,000 and $164,000 during 2014 and 2013, respectively, but due to regulatory requirements, the Company recorded it as a reduction of principal.  The Company collected or recognized interest income on nonaccrual loans of $105,000 during 2012.  The Company would have recognized additional interest income of $204,000, $222,000 and $115,000 during 2014, 2013, and 2012, respectively, had the loans been accruing interest.  The Company did not have any loans more than 90 days past due and still accruing interest as of December 31, 2014 or 2013.

The table below presents information about the Company’s new troubled debt restructurings by class of loans:

	2014			2013
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
December 31:
One- to four-family residential	—	$—	$—	2	$1,043	$1,043

There were no new troubled debt restructurings within the past 12 months that subsequently defaulted.

The Company had 17 troubled debt restructurings totaling $4.6 million as of December 31, 2014 that were considered to be impaired. This total included 16 one- to four-family residential mortgage loans totaling $4.4 million and one home equity loan for $135,000.  Six of the loans, totaling $2.0 million, were performing in accordance with their restructured terms and accruing interest at December 31, 2014.   Nine of the loans, totaling $2.2 million, were performing in accordance with their restructured terms but not accruing interest at December 31, 2014.  Two of the loans, totaling $343,000, are delinquent and not accruing interest as of December 31, 2014.  The Company had 20 troubled debt restructurings totaling $5.8 million as of December 31, 2013 that were considered to be impaired. This total included 19 one- to four-family residential mortgage loans totaling $5.6 million and one home equity loan for $160,000.  Eight of the loans, totaling $2.5 million, were performing in accordance with their restructured terms and accruing interest at December 31, 2013.   Twelve of the loans, totaling $3.3 million, were performing in accordance with their restructured terms but not accruing interest at December 31, 2013.  Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers.  We have no commitments to lend any additional funds to these borrowers.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the years ended December 31, 2014, 2013 and 2012, the Company sold $37.5 million, $82.2 million and $107.9 million, respectively, of mortgage loans held for sale and recognized gains of $396,000, $1.5 million and $2.4 million, respectively.  The Company had six loans held for sale totaling $1.0 million and $2.2 million at December 31, 2014 and 2013, respectively.

The Company serviced loans for others of $60.5 million, $68.4 million, and $84.8 million at December 31, 2014, 2013, and 2012, respectively.  Of these amounts, $2.5 million, $3.1 million, and $5.1 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at December 31, 2014, 2013, and 2012, respectively.  The amount of contractually specified servicing fees earned was $179,000, $213,000, and $275,000 for 2014, 2013, and 2012, respectively.  The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

In the normal course of business, the Company has made loans to certain directors and executive officers under terms which management believes are consistent with the Company’s general lending policies.  Loans to directors and executive officers amounted to $1.5 million at December 31, 2014 and $1.6 million at December 31, 2013.

(8)   Accrued Interest Receivable

The components of accrued interest receivable are as follows:

	December 31,
(Dollars in thousands)	2014	2013

Investment securities	$1,562	$1,707
Loans receivable	2,872	2,601
Interest-bearing deposits	2	2
Total	$4,436	$4,310

(9)   Mortgage Servicing Assets

Mortgage servicing assets are created when the Company sells mortgage loans and retains the rights to service the loans.  Mortgage servicing assets are accounted for in accordance with the Transfers and Servicing topic of the FASB ASC and are initially valued at fair value and subsequently at the lower of cost or fair value.  We amortize mortgage servicing assets in proportion to and over the period of estimated net servicing income.  All servicing assets are grouped into categories based on the interest rate and original term of the loan sold.  Mortgage servicing assets related to loan sales are recorded as a gain on sale of loans and totaled $20,000 and $36,000 for the years ended December 31, 2014 and 2013, respectively.

The table below presents the changes in our mortgage servicing assets:

(Dollars in thousands)	2014	2013

Balance at beginning of year	$580	$646
Additions	20	36
Impairments	(15)	—
Amortization	(80)	(102)
Balance at end of year	$505	$580

The table below presents the gross carrying values, accumulated amortization, and net carrying values of our mortgage servicing assets:

	December 31,
(Dollars in thousands)	2014	2013

Gross carrying value	$1,358	$1,353
Accumulated amortization	(853)	(773)
Net carrying value	$505	$580

The estimated amortization expense for our mortgage servicing assets for the next five years and all years thereafter are as follows:

(Dollars in thousands)
2015	$85
2016	65
2017	54
2018	45
2019	36
Thereafter	220
Total	$505

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

The table below presents the fair values and key assumptions used in determining the fair values of our mortgage servicing assets as of December 31, 2014 and 2013:

	2014	2013

Fair value, beginning of year (in thousands)	$617	$651
Fair value, end of year (in thousands)	505	617

Weighted average discount rate	10.50%	10.50%
Weighted average prepayment speed assumption (PSA prepayment speed)	178.9	146.0
Annual cost to service (per loan)	$55	$55

The PSA prepayment model assumes increasing prepayment rates for the first 30 months of a loan’s term and constant prepayment rates thereafter.

(10) Interest Rate Lock and Forward Loan Sale Commitments

The Company may enter into interest rate lock commitments with borrowers on loans intended to be sold. To manage interest rate risk on the lock commitments, the Company may also enter into forward loan sale commitments.  The interest rate lock commitments and forward loan sale commitments are treated as derivatives and are recorded at their fair values in prepaid expenses and other assets or in accounts payable and accrued expenses.  Changes in fair value are recorded in current earnings.  At December 31, 2014, interest rate locks and forward loan sale commitments on loans held for sale amounted to $6.4 million and $7.4 million, respectively.

The table below presents the location of assets and liabilities related to derivatives:

		Asset Derivatives		Liability Derivatives
	Location on	Fair Value at December 31,		Fair Value at December 31,
(Dollars in thousands)	Balance Sheet	2014	2013	2014	2013

Interest rate contracts	Prepaid expenses and other assets	$62	$25	$—	$—

Interest rate contracts	Accounts payable and accrued expenses	—	—	54	28
Total derivatives		$62	$25	$54	$28

The table below presents the location of gains and losses related to derivatives:

	Location of
	Loss on
(Dollars in thousands)	Statement of Income	2014	2013

Interest rate contracts	Gain on sale of loans	$11	$(16)

(11) Premises and Equipment

Premises and equipment are as follows:

	December 31,
(Dollars in thousands)	2014	2013

Land	$585	$585
Buildings and improvements	1,008	597
Leasehold improvements	12,765	11,596
Furniture, fixtures and equipment	5,612	5,323
Automobiles	115	113
	20,085	18,214
Less accumulated depreciation and amortization	(14,474)	(13,218)
	5,611	4,996
Construction in progress	18	1,060
Total	$5,629	$6,056

Depreciation expense was $1.4 million for the year ended December 31, 2014 and $1.1 million for each of the years ended December 31, 2013 and 2012.

(12) Deposits

Deposit accounts by type are summarized with their respective weighted-average interest rates as follows:

	December 31,
	2014		2013
(Dollars in thousands)	Amount	Rate	Amount	Rate

Non-interest bearing	$40,040	—%	$33,032	—%
Savings accounts	946,060	0.36	905,469	0.35
Certificates of deposit	221,737	0.48	209,998	0.55
Money market	749	0.20	807	0.20
Checking and Super NOW	151,093	0.02	139,403	0.02
Total	$1,359,679	0.33%	$1,288,709	0.34%

The maturity of certificate of deposit accounts at December 31, 2014 is as follows (dollars in thousands):

Maturing in:
2015	$178,036
2016	11,707
2017	8,230
2018	4,407
2019	19,357
Total	$221,737

Certificates of deposit with balances greater than or equal to $100,000 totaled $170.6 million and $157.5 million at December 31, 2014 and 2013, respectively. Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per account owner.

Interest expense by type of deposit is as follows:

(Dollars in thousands)	2014	2013	2012
Savings	$3,369	$3,035	$4,294
Certificates of deposit and money market	1,075	1,232	1,606
Checking and Super NOW	30	29	36
Total	$4,474	$4,296	$5,936

At December 31, 2014 and 2013, overdrawn deposit accounts totaled $77,000 and $97,000, respectively, and have been reclassified as loans in the consolidated balance sheets.

(13) Advances from the Federal Home Loan Bank

The FHLB advances are secured by a blanket pledge on the Bank’s assets not otherwise pledged. At December 31, 2014 and 2013, the Company had available additional unused FHLB advances of approximately $399.0 million and $375.3 million, respectively.

Advances outstanding consisted of the following:

	December 31,
	2014		2013		2012
		Weighted		Weighted		Weighted
		Average		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Due within one year	$10,000	2.06%	$—	—%	$10,000	2.12%
Due over 1 year to 2 years	—	—	10,000	2.06	—	—
Due over 2 years to 3 years	—	—	—	—	10,000	2.06
Due over 3 years to 4 years	5,000	1.20	—	—	—	—
Due over 4 years to 5 years	—	—	5,000	1.20	—	—
Total	$15,000	1.77%	$15,000	1.77%	$20,000	2.09%

(14) Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts. Securities sold under agreements to repurchase are summarized as follows:

	December 31,
	2014		2013
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate

Maturing:
1 year or less	$47,000	2.11%	$—	—%
Over 1 year to 2 years	—	—	47,000	2.11
Over 2 years to 3 years	25,000	1.46	—	—
Over 3 years to 4 years	—	—	25,000	1.46
Total	$72,000	1.88%	$72,000	1.88%

During the year ended December 31, 2012, the Company prepaid $25.0 million of securities sold under agreements to repurchase and incurred $321,000 of prepayment penalties, which is reported as loss on extinguishment of debt in the consolidated statements of income.

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at December 31, 2014. The amount at risk is the greater of the carrying value or fair value over the repurchase liability.  All the agreements to repurchase are with JP Morgan Securities and the securities pledged are issued and guaranteed by U.S. government-sponsored enterprises.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity

Maturing:
Over 90 days	$75,251	$76,600	$72,000	$4,600	13

(15) Offsetting of Financial Liabilities

Securities sold under agreements to repurchase are subject to a conditional right of offset in the event of default.  See Footnote 14, Securities Sold Under Agreements to Repurchase, for additional information.

	Gross Amount	Gross Amount	Net Amount of Liabilities	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)	of Recognized Liabilities	Offset in the Balance Sheet	Presented in the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2014:
Securities sold under agreements to repurchase	$72,000	$—	$72,000	$72,000	$—	$—

December 31, 2013:
Securities sold under agreements to repurchase	$72,000	$—	$72,000	$72,000	$—	$—

(16) Income Taxes

Allocation of federal and state income taxes between current and deferred provisions is as follows:

(Dollars in thousands)	2014	2013	2012
Current
Federal	$8,047	$8,746	$7,221
State	1,984	1,956	1,668
	10,031	10,702	8,889
Deferred
Federal	(730)	(1,531)	(500)
State	(392)	(325)	(92)
	(1,122)	(1,856)	(592)
Total	$8,909	$8,846	$8,297

The federal statutory corporate tax rate for the years ended December 31, 2014, 2013 and 2012 was 35%. A reconciliation of the tax provision based on the statutory corporate rate on pretax income and the provision for taxes as shown in the accompanying consolidated statements of income is as follows:

(Dollars in thousands)	2014	2013	2012

Income tax expense at statutory rate	$8,052	$8,223	$8,097
Income tax effect of:
Other tax-exempt income	(371)	(373)	(330)
Share-based compensation	83	(188)	(307)
State income taxes, net of federal income tax benefits	1,035	1,060	1,024
Other	110	124	(187)
Total income tax expense	$8,909	$8,846	$8,297
Effective income tax rate	38.72%	37.65%	35.86%

The components of income taxes payable (receivable) are as follows:

	December 31,
(Dollars in thousands)	2014	2013
Current taxes payable (receivable):
Federal	$(875)	$(546)
State	1,701	1,960
	826	1,414
Deferred taxes receivable:
Federal	(5,610)	(4,018)
State	(1,644)	(1,057)
	(7,254)	(5,075)
Total	$(6,428)	$(3,661)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(Dollars in thousands)	2014	2013
Deferred tax assets:
Premises and equipment	$1,521	$1,309
Hawaii franchise tax	678	782
Unfunded pension liability	2,099	1,381
Allowance for loan losses	669	591
Impaired asset write-down	2,503	2,580
Employee benefit plans	2,750	1,880
Equity incentive plan	1,475	1,286
Unrealized loss on available-for-sale securities	48	49
Deferred compensation	729	166
Other	24	10
	12,496	10,034
Deferred tax liabilities:
Net deferred loan fees	2,619	2,155
FHLB stock dividends	2,301	2,453
Prepaid expense	122	121
Premiums on loans sold	200	230
Deferred compensation	—	—
	5,242	4,959
Net deferred tax assets	$7,254	$5,075

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. There was no valuation allowance for deferred tax assets as of December 31, 2014 and 2013.

(17) Employee Benefit Plans

The Company has a noncontributory defined benefit pension plan (Pension Plan) that covers substantially all employees with at least one year of service prior to December 31, 2008. The benefits are based on years of service and the employees’ compensation during the service period. The Company’s policy is to accrue the actuarially determined pension costs and to fund pension costs within regulatory guidelines. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprehensive income (AOCI) beginning in 2006 and amortized to net periodic benefit cost over future periods using the corridor method. The Company believes that the assumptions utilized in recording its obligations under the plan are reasonable based on its experience and market conditions.

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

The following table sets forth the status of the Pension Plan and SERP at the dates indicated:

	Pension Plan		SERP
	December 31,
(Dollars in thousands)	2014	2013	2014	2013
Accumulated benefit obligation at end of year	$17,687	$14,966	$8,754	$8,595
Change in projected benefit obligation:
Benefit obligation at beginning of year	$14,966	$14,644	$8,595	$8,408
Service cost	92	108	59	95
Interest cost	727	611	117	109
Actuarial loss (gain)	2,353	(59)	—	—
Benefits paid	(451)	(338)	(17)	(17)
Benefit obligation at end of year	17,687	14,966	8,754	8,595
Change in plan assets:
Fair value of plan assets at beginning of year	12,723	11,659	—	—
Actual return on plan assets	334	1,402	—	—
Employer contributions	1,000	—	17	17
Benefits paid	(451)	(338)	(17)	(17)
Fair value of plan assets at end of year	13,606	12,723	—	—
Funded status at end of year	$(4,081)	$(2,243)	$(8,754)	$(8,595)
Amounts recognized in the consolidated balance sheets:
Accounts payable and accrued expenses - liability	$(4,081)	$(2,243)	$(8,754)	$(8,595)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$8,355	$5,542	$—	$—
Prior service cost	—	—	—	—
Accumulated other comprehensive loss, before tax	$8,355	$5,542	$—	$—

The following table sets forth the changes recognized in accumulated other comprehensive loss for the years indicated:

	Pension Plan
	Year Ended December 31,
(Dollars in thousands)	2014	2013
Accumulated other comprehensive loss at beginning of year, before tax	$5,542	$6,295
Actuarial net loss (gain) arising during the period	2,943	(590)
Amortizations (recognized in net periodic benefit cost):
Actuarial loss	(130)	(163)
Prior service cost	—	—
Total recognized in other comprehensive loss	2,813	(753)
Accumulated other comprehensive loss at end of year, before tax	$8,355	$5,542

For the years ended December 31, 2014 and 2013, the following weighted average assumptions were used to determine benefit obligations at the end of the year:

	Pension Plan		SERP
	Year Ended December 31,
	2014	2013	2014	2013
Assumptions used to determine the year-end benefit obligations:
Discount rate	4.10%	4.90%	5.06%	5.02%
Rate of compensation increase	N/A	N/A	5.00%	5.00%

The Company does not expect any plan assets to be returned to the Company during calendar year 2015.

The dates used to determine retirement measurements for the Pension Plan were December 31, 2014 and 2013.

The Company’s investment strategy for the defined benefit retirement plan is to maintain a consistent rate of return with primary emphasis on capital appreciation and secondary emphasis on income to enhance the purchasing power of the plan’s assets over the long-term and to preserve capital. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate. Normal target allocations at December 31, 2014 were 55% domestic equity securities, 10% international equity securities and 35% bonds.  Equity securities primarily include stocks, investment in exchange traded funds and large-cap, mid-cap and small-cap mutual funds.  Bonds include U.S. Treasuries, mortgage-backed securities and corporate bonds of companies in diversified industries. Other types of investments include money market funds and savings accounts opened with the Company.

As of December 31, 2014 and 2013, the Pension Plan’s assets measured at fair value were classified as follows:

		Fair Value of Measurements at Report Date Using:
(Dollars in thousands)	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014:
Cash	$1,041	$1,041	$—	$—
Money market funds	1,274	1,274	—	—
Equities	7,720	7,720	—	—
Mutual funds (a)	3,571	3,571	—	—
Total	$13,606	$13,606	$—	$—

December 31, 2013:
Cash	$225	$225	$—	$—
Money market funds	609	609	—	—
Equities	1,400	1,400	—	—
Mutual funds (a)	10,489	10,489	—	—
Total	$12,723	$12,723	$—	$—

(a) This category includes mutual funds that invest in equities and bonds.  The mutual fund managers have the ability to change the amounts invested in equities and bonds depending on their investment outlook.

Estimated future benefit payments reflecting expected future service at December 31, 2014 are as follows:

	Pension
(Dollars in thousands)	Plan	SERP
2015	$721	$6,516
2016	745	17
2017	762	17
2018	798	53
2019	858	161
2020 — 2024	4,916	3,220
Total	$8,800	$9,984

For the fiscal years ended December 31, 2014, 2013, and 2012, the following weighted average assumptions were used to determine net periodic benefit cost for the fiscal years shown:

	Pension Plan			SERP
	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012	2014	2013	2012
Assumptions used to determine the net periodic benefit cost:
Discount rate	4.90%	4.20%	4.90%	5.06%	5.06%	5.05%
Expected return on plan assets	7.50	7.75	7.75	—	—	—
Rate of compensation increase	N/A	N/A	N/A	5.00	5.00	5.00

The components of net periodic benefit cost were as follows:

	Pension Plan			SERP
	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012	2014	2013	2012
Net periodic benefit cost for the year:
Service cost	$92	$108	$117	$59	$95	$158
Interest cost	727	611	625	117	109	98
Expected return on plan assets	(924)	(870)	(845)	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Recognized actuarial loss	130	163	117	—	—	—
Recognized curtailment loss	—	—	—	—	—	—
Net periodic benefit cost	$25	$12	$14	$176	$204	$256

The estimated prior service cost and net actuarial loss that will be amortized from AOCI into net periodic pension benefit cost in 2015 are $0 and $197,000, respectively.

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

Based on actuarial calculations, the Company is not expected to make a contribution to the defined benefit pension plan in 2015. The Company expects to make a $6.5 million contribution to the SERP in 2015 to cover actual benefit payments.

The Company also has a 401(k) defined contribution plan and profit sharing plan covering all employees after one year of service. The 401(k) plan provides for employer matching contributions, as determined by the Company, based on a percentage of employees’ contributions subject to a maximum amount defined in the plan agreement. The Company’s 401(k) matching contributions, based on 5% of employees’ contributions for 2014, 2013 and 2012, amounted to $50,000, $51,000, and $50,000, respectively. The Company contributes to the profit sharing plan an amount determined by the Board of Directors. No contributions were made to the profit sharing plan for years ended December 31, 2014, 2013, and 2012.

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company.  The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants.  As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity.  The shares committed to be released are considered outstanding for earnings per share computations.  Compensation expense recognized for the years ended December 31, 2014 and 2013 amounted to $872,000 and $1.0 million, respectively.

Shares held by the ESOP trust were as follows:

	December 31,
	2014	2013

Allocated shares	283,381	239,241
Unearned shares	685,057	733,989
Total ESOP shares	968,438	973,230
Fair value of unearned shares, in thousands	$14,763	$17,029

The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula.  The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits.  For the years ended December 31, 2014 and 2013, we accrued $231,000 and $296,000, respectively, for the ESOP restoration plan.

(19)   Share-Based Compensation

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

The Company recognized compensation expense, measured as the fair value of the share-based award on the date of grant, on a straight-line basis over the vesting period.  Share-based compensation is recorded in the statement of income as a component of salaries and employee benefits with a corresponding increase in stockholders’ equity.  The table below presents information on compensation expense and the related tax benefit for all share-based awards:

(In thousands)	2014	2013	2012
Compensation expense	$2,676	$2,676	$2,690
Income tax benefit	1,074	1,291	1,432

Shares of our common stock issued under the 2010 Equity Incentive Plan shall be authorized but unissued shares.  The maximum number of shares that will be awarded under the plan will be 1,712,637 shares.

Stock Options

The table below presents the stock option activity of the Company:

	Options	Weighted Average Exercise Price	Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2011	871,144	$17.36	8.67	$2,082
Granted	3,085	23.62	9.67	—
Exercised	41,275	17.36	—	171
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at December 31, 2012	832,954	$17.38	7.67	$4,554
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at December 31, 2013	832,954	$17.38	6.68	$4,845
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at December 31, 2014	832,954	$17.38	5.68	$3,471

Options vested and exercisable at December 31, 2014	555,097	$17.38	5.68	$2,314

The following summarizes certain stock option activity of the Company:

(In thousands)	2014	2013	2012
Intrinsic value of stock options exercised	$—	$—	$171
Cash received from stock options exercised	—	—	717
Tax benefits realized from stock options exercised	—	—	69
Total fair value of stock options that vested	2,852	3,223	3,175

As of December 31, 2014, the Company had $1.2 million of unrecognized compensation costs related to the stock option plan.  The cost of the stock option plan is being amortized over the five- or six-year vesting period.  There were 138,929 shares vested in 2014.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant.  Unvested restricted stock awards may not be disposed of or transferred during the vesting period.  Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	563,994	$17.36
Granted	2,735	23.62
Vested	113,332	17.39
Forfeited	—	—
Nonvested at December 31, 2012	453,397	$17.39
Granted	—	—
Vested	113,332	17.39
Forfeited	—	—
Nonvested at December 31, 2013	340,065	$17.39
Granted	—	—
Vested	113,332	17.39
Forfeited	—	—
Nonvested at December 31, 2014	226,733	$17.39

As of December 31, 2014, the Company had $3.3 million of unrecognized compensation costs related to restricted stock awards.  The cost of the restricted stock awards is being amortized over the five- or six-year vesting period.

(20)   Earnings Per Share

The table below presents the information used to compute basic and diluted earnings per share:

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012

Net income	$14,097	$14,647	$14,838

Weighted-average number of shares used in:
Basic earnings per share	9,211,409	9,711,233	10,113,453
Dilutive common stock equivalents:
Stock options and restricted stock units	105,914	133,709	99,737
Diluted earnings per share	9,317,323	9,844,942	10,213,190

Net income per common share, basic	$1.53	$1.51	$1.47
Net income per common share, diluted	$1.51	$1.49	$1.45

(21)   Other Comprehensive Loss

The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes:

(Dollars in thousands)	Unfunded Pension Liability	Noncredit Related Losses on Securities Not Expected to Be Sold	Unrealized Loss on Securities	Total

December 31, 2014:
Balances at beginning of period	$3,338	$376	$73	$3,787
Other comprehensive income before reclassifications	1,694	(92)	(1)	1,601
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	1,694	(92)	(1)	1,601
Balances at end of period	$5,032	$284	$72	$5,388

December 31, 2013:
Balances at beginning of period	$3,792	$445	$96	$4,333
Other comprehensive income before reclassifications	(454)	(69)	(23)	(546)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	(454)	(69)	(23)	(546)
Balances at end of period	$3,338	$376	$73	$3,787

December 31, 2012:
Balances at beginning of period	$2,966	$679	$125	$3,770
Other comprehensive income before reclassifications	826	(234)	(29)	563
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	826	(234)	(29)	563
Balances at end of period	$3,792	$445	$96	$4,333

The table below presents the tax effect on each component of other comprehensive loss:

	Year Ended December 31,
	2014			2013			2012
(Dollars in thousands)	Pretax Amount	Tax	After Tax Amount	Pretax Amount	Tax	After Tax Amount	Pretax Amount	Tax	After Tax Amount

Unfunded pension liability	$2,813	$(1,119)	$1,694	$(753)	$299	$(454)	$1,341	$(515)	$826
Noncredit related losses on securities not expected to be sold	(153)	61	(92)	(116)	47	(69)	(389)	155	(234)
Unrealized loss on securities	(2)	1	(1)	(38)	15	(23)	(49)	20	(29)

Total	$2,658	$(1,057)	$1,601	$(907)	$361	$(546)	$903	$(340)	$563

(22)   Commitments

(a)                      Loan Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on an individual basis. The Company’s policy is to require suitable collateral, primarily real estate, to be provided by customers prior to disbursement of approved loans. At December 31, 2014 and 2013, the Company had loan commitments aggregating to $18.1 million (interest rates from 2.750% to 5.500%) and $15.0 million (interest rates from 3.125% to 5.375%), respectively, primarily consisting of fixed-rate residential first mortgage loans.  In addition to commitments to originate loans, at December 31, 2014 and 2013, the Company had $24.9 million and $23.7 million, respectively, in unused lines of credit to borrowers.

(b)                      Lease Commitments

The Company leases a majority of its premises under operating leases expiring on various dates through 2025. Total rental expense comprised minimum rentals of $2.8 million, $2.7 million, and $2.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.

At December 31, 2014, future minimum rental commitments under all noncancelable operating leases are as follows:

(Dollars in thousands)
2015	$2,641
2016	2,458
2017	2,211
2018	1,547
2019	1,109
Thereafter	1,529
Total	$11,495

Certain leases are renegotiable during the period of the lease or have renewal options at the expiration of the lease term. The majority of lease agreements relates to real estate and generally provides that the Company pay taxes, maintenance, insurance, and certain other operating expenses applicable to the leased premises.

In addition, the Company leases to a tenant certain property that it owns. Future minimum rental income for this noncancelable lease is as follows:

(Dollars in thousands)
2015	$110
2016	110
2017	110
2018	110
2019	110
Thereafter	220
Total	$770

Rental income comprised of minimum rentals for 2014, 2013, and 2012 was approximately $110,000 each year.

(c)                       Reserve Requirements

The Company is required by the Federal Reserve Bank to maintain reserves based on the amount of deposits held. The reserve requirement at December 31, 2014 and 2013 was $9.6 million and $8.4 million, respectively, and the Company met such requirements.

(23)   Regulatory Capital and Supervision

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  At December 31, 2014 and 2013, the Bank’s core, tangible, risk-based, and Tier 1 risk-based capital exceeded the minimum required regulatory capital ratios as follows:

	Required		Actual		Excess over
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	requirement
December 31, 2014:
Core (Tier 1) capital	$151,548	9.00%	$203,708	12.10%	$52,160
Tangible capital	25,258	1.50	203,708	12.10	178,450
Risk-based capital	54,902	8.00	205,403	29.93	150,501
Tier 1 risk-based capital	27,451	4.00	203,708	29.68	176,257
December 31, 2013:
Core (Tier 1) capital	$64,817	4.00%	$200,074	12.35%	$135,257
Tangible capital	24,307	1.50	200,074	12.35	175,767
Risk-based capital	50,407	8.00	201,566	31.99	151,159
Tier 1 risk-based capital	25,204	4.00	200,074	31.75	174,870

As a condition of its membership in the Federal Reserve Bank of San Francisco, the Bank’s core (tier 1) capital requirement over the next three years is 9.00%.

The following is a reconciliation of Bank equity to regulatory capital:

	December 31,
(Dollars in thousands)	2014	2013
Bank equity	$198,370	$196,563
Intangible assets	—	(251)
Disallowed servicing assets	(51)	(25)
Accumulated other comprehensive loss	5,388	3,787
Core and tangible capital	203,707	200,074
Allowance for loan losses — general, including allowance for credit losses on off-balance sheet credit exposures	1,695	1,492
Regulatory risk-based capital — computed	$205,402	$201,566

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

At December 31, 2014 and 2013, the Bank’s core, tangible, Tier 1/risk-based, and total risk-based ratios exceeded the minimum capital thresholds for a “well-capitalized” institution. There are no conditions or events that have changed the institution’s category under the capital guidelines.

Depending on the amount of dividends to be paid, the Bank is required to either notify or make application to the Federal Reserve Bank before dividends are paid to the parent company.

(24)   Contingencies

The Company is involved in various claims and legal actions arising out of the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated balance sheets or consolidated statements of income.

(25)   Fair Value of Financial Instruments

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

The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.  The trust preferred securities market is considered to be inactive as only five transactions have occurred over the past 36 months in the same tranche of securities we own and no new issues of pooled trust preferred securities have occurred since 2007.  The fair value of our trust preferred securities was determined using a discounted cash flow model.  Our model used a discount rate equal to three-month LIBOR plus 20.00% and provided a fair value estimate of $19.47 per $100 of par value for PreTSL XXIII.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2014:
Assets
Cash and cash equivalents	$75,060	$75,060	$75,060	$—	$—
Investment securities held to maturity	572,922	586,710	—	586,020	690
FHLB stock	11,234	11,234	—	11,234	—
FRB stock	2,925	2,925	—	2,925	—
Loans held for sale	1,048	1,079	—	1,079	—
Loans receivable, net	968,212	998,183	—	—	998,183
Accrued interest receivable	4,436	4,436	4,436	—	—
Interest rate contracts	62	62	—	62	—

Liabilities
Deposits	1,359,679	1,360,074	1,137,942	—	222,132
Advances from the Federal Home Loan Bank	15,000	14,977	—	—	14,977
Securities sold under agreements to repurchase	72,000	72,334	—	—	72,334
Accounts payable and accrued expenses (excluding interest rate contracts)	24,044	24,044	24,044	—	—
Interest rate contracts	54	54	—	54	—
Current income taxes payable	826	826	826	—	—
Advance payments by borrowers for taxes and insurance	3,916	3,916	3,916	—	—

December 31, 2013:
Assets
Cash and cash equivalents	$75,365	$75,365	$75,365	$—	$—
Investment securities held to maturity	613,436	598,007	—	597,470	537
FHLB stock	11,689	11,689	—	11,689	—
Loans held for sale	2,210	2,252	—	2,252	—
Loans receivable, net	856,542	880,852	—	—	880,852
Accrued interest receivable	4,310	4,310	4,310	—	—
Interest rate contracts	25	25	—	25	—

Liabilities
Deposits	1,288,709	1,289,348	1,078,712	—	210,636
Advances from the Federal Home Loan Bank	15,000	15,110	—	—	15,110
Securities sold under agreements to repurchase	72,000	73,151	—	—	73,151
Accounts payable and accrued expenses (excluding interest rate contracts)	23,905	23,905	23,905	—	—
Interest rate contracts	28	28	—	28	—
Current income taxes payable	1,414	1,414	1,414	—	—
Advance payments by borrowers for taxes and insurance	3,708	3,708	3,708	—	—

At December 31, 2014 and 2013, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

December 31, 2014:
Interest rate contracts — assets	$—	$62	$—	$62
Interest rate contracts — liabilities	—	(54)	—	(54)

December 31, 2013:
Interest rate contracts — assets	$—	$25	$—	$25
Interest rate contracts — liabilities	—	(28)	—	(28)

The fair value of interest rate contracts was determined by referring to prices quoted in the secondary market for similar contracts. Gains and losses are included in gain on sale of loans in the consolidated statements of income.

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013 and the related gains and losses for the years then ended:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total Gains (Losses)

December 31, 2014:
Impaired loans	$—	$—	$327	$327	$(4)
Trust preferred securities	—	—	690	690	153
Mortgage servicing assets	—	—	505	505	(15)

December 31, 2013:
Impaired loans	$—	$—	$5,456	$5,456	$76
Trust preferred securities	—	—	537	537	116

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

The table below presents the significant unobservable inputs for Level 3 nonrecurring fair value measurements:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Value

December 31, 2014:
Impaired loans — non-collateral dependent	$327	Discounted cash flow	Discount rate (1)	6.10%

Trust preferred securities	690	Discounted cash flow	Discount rate	Three-month LIBOR plus 20%

Mortgage servicing assets	505	Discounted cash flow	Discount rate	10.50%
			Prepayment speed (PSA)	164.8 – 262.5
			Annual cost to service (per loan)	$55

December 31, 2013:
Impaired loans — non-collateral dependent	$5,456	Discounted cash flow	Discount rate (1)	3.15% - 6.94%

Trust preferred securities	537	Discounted cash flow	Discount rate	Three-month LIBOR plus 20%

(1) Represents the yield on contractual cash flows prior to modification in troubled debt restructurings.

(26)   Parent Company Only

Presented below are the condensed balance sheet, statement of income, and statement of cash flows for Territorial Bancorp Inc.

Condensed Balance Sheet
	December 31,
(Dollars in thousands)	2014	2013
Assets
Cash	$16,155	$13,079
Investment in Territorial Savings Bank	198,370	196,563
Receivable from Territorial Savings Bank	2,262	933
Prepaid expenses and other assets	23	2,103
Total assets	$216,810	$212,678
Liabilities and Equity
Other liabilities	$432	$538
Equity	216,378	212,140
Total liabilities and equity	$216,810	$212,678

Condensed Statement of Income
	For the Year Ended December 31,
(Dollars in thousands)	2014	2013	2012

Interest and dividend income:
Dividends from Territorial Savings Bank	$14,000	$25,000	$11,788
Interest-earning deposit with Territorial Savings Bank	20	26	32
Total interest and dividend income	14,020	25,026	11,820

Noninterest expense:
Salaries	37	37	37
Other general and administrative expenses	837	728	763
Total noninterest expense	874	765	800

Income before income taxes and equity in undistributed earnings in subsidiaries	13,146	24,261	11,020

Income taxes	(360)	(299)	(297)

Income before equity in undistributed earnings in subsidiaries	13,506	24,560	11,317

Equity in undistributed earnings of Territorial Savings Bank, net of dividends	591	(9,913)	3,521

Net income	$14,097	$14,647	$14,838

Condensed Statement of Cash Flows
	For the Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$14,097	$14,647	$14,838
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Territorial Savings Bank, net of dividends	(591)	9,913	(3,521)
ESOP expense	1,036	1,125	1,082
Excess tax benefits from share-based compensation	—	—	(54)
Net decrease in prepaid expenses and other assets	751	2,325	172
Net increase (decrease) in other liabilities	29	526	(136)
Net cash provided by operating activities	15,322	28,536	12,381

Cash flows from investing activities:
Investment in Territorial Savings Bank	—	—	—
Net cash used in investing activities	—	—	—

Cash flows from financing activities:
Excess tax benefits from share-based compensation	—	—	54
Proceeds from issuance of common stock, net of costs	—	—	717
Repurchases of company stock	(5,612)	(19,595)	(8,025)
Cash dividends paid	(6,634)	(6,231)	(5,728)
Net cash used in financing activities	(12,246)	(25,826)	(12,982)
Net increase (decrease) in cash	3,076	2,710	(601)
Cash at beginning of the period	13,079	10,369	10,970
Cash at end of the period	$16,155	$13,079	$10,369

(27)   Unaudited Quarterly Financial Information

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(Dollars in thousands, except per share data)
2014:
Interest and dividend income	$14,657	$14,881	$14,990	$15,087	$59,615
Interest expense	1,500	1,512	1,551	1,555	6,118
Net interest income	13,157	13,369	13,439	13,532	53,497
Provision for loan losses	9	156	23	172	360
Net interest income after provision for loan losses	13,148	13,213	13,416	13,360	53,137
Noninterest income	1,358	1,279	1,398	1,142	5,177
Noninterest expense	8,864	8,747	9,079	8,618	35,308
Income before income taxes	5,642	5,745	5,735	5,884	23,006
Income taxes	2,180	2,026	2,273	2,430	8,909
Net income	3,462	3,719	3,462	3,454	14,097
Basic earnings per share	0.38	0.41	0.38	0.37	1.53
Diluted earnings per share	0.37	0.40	0.37	0.37	1.51
Cash dividends declared per common share	0.14	0.15	0.15	0.26	0.70

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(Dollars in thousands, except per share data)
2013:
Interest and dividend income	$13,882	$13,783	$14,091	$14,419	$56,175
Interest expense	1,700	1,610	1,520	1,452	6,282
Net interest income	12,182	12,173	12,571	12,967	49,893
Provision (reversal of allowance) for loan losses	18	(16)	45	(8)	39
Net interest income after provision for loan losses	12,164	12,189	12,526	12,975	49,854
Noninterest income	2,360	2,311	2,323	1,722	8,716
Noninterest expense	8,716	8,595	8,720	9,046	35,077
Income before income taxes	5,808	5,905	6,129	5,651	23,493
Income taxes	2,167	2,244	2,298	2,137	8,846
Net income	3,641	3,661	3,831	3,514	14,647
Basic earnings per share	0.37	0.37	0.40	0.37	1.51
Diluted earnings per share	0.36	0.36	0.39	0.37	1.49
Cash dividends declared per common share	0.12	0.13	0.13	0.24	0.62

(28)   Subsequent Events

On January 26, 2015, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.16 per share of common stock.  The dividend was paid on February 23, 2015 to stockholders of record as of February 9, 2015.

ITEM 9.                           Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.                         Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2014. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2014, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on our assessment we believe that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, and it is included in Item 8, under Part II of this Annual Report on Form 10-K.

ITEM 9B.                  Other Information

None.

PART III

ITEM 10.                    Directors, Executive Officers and Corporate Governance

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders under the captions “Proposal 1—Election of Directors,” “Information About Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics and Business Conduct,” “Nominating and Corporate Governance Committee Procedures—Procedures to be Followed by Stockholders,” “Committees of the Board of Directors” and “—Audit Committee” is incorporated herein by reference.

ITEM 11.                    Executive Compensation

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders under the caption “Executive Compensation” is incorporated herein by reference.

ITEM 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders under the caption “Stock Ownership” is incorporated herein by reference.  Information with respect to the security ownership of our directors and executive officers is included above in “Item 10. Directors, Executive Officers and Corporate Governance,” and is incorporated herein by reference.

Equity Compensation Plan Information

Set forth below is information as of December 31, 2014 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Share-based Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	832,954	$17.38	122,073

(1) Reflects stock options only

ITEM 13.                    Certain Relationships and Related Transactions, and Director Independence

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders under the captions “Transactions with Certain Related Persons” and “Proposal 1 — Election of Directors” is incorporated herein by reference.

ITEM 14.                    Principal Accountant Fees and Services

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders under the captions “Proposal II—Ratification of Independent Registered Public Accounting Firm—Audit Fees” and “—Pre-Approval of Services by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.                    Exhibits and Financial Statement Schedules

(a) Financial Statements

The following documents are filed as part of this annual report:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets at December 31, 2014 and 2013

(iii)	Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012

(iv)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

(v)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012

(vi)	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

(vii)	Notes to Consolidated Financial Statements

(b) Exhibits.

3.1	Articles of Incorporation of Territorial Bancorp Inc. (1)
3.2	Bylaws of Territorial Bancorp Inc. (1)
4	Form of Common Stock Certificate of Territorial Bancorp Inc. (1)
10.1	Employment Agreement between Territorial Bancorp Inc. and Allan S. Kitagawa (2)
10.2	Employment Agreement between Territorial Savings Bank and Allan S. Kitagawa (1)
10.3	First Amendment to Employment Agreement between Territorial Savings Bank and Allan S. Kitagawa (4)
10.4	Employment Agreement between Territorial Bancorp Inc. and Vernon Hirata (2)
10.5	Employment Agreement between Territorial Savings Bank and Vernon Hirata (1)
10.6	First Amendment to Employment Agreement between Territorial Savings Bank and Vernon Hirata (4)
10.7	Employment Agreement between Territorial Bancorp Inc. and Ralph Y. Nakatsuka (2)
10.8	Employment Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka (1)
10.9	First Amendment to Employment Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka (4)
10.10	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Allan S. Kitagawa (1)
10.11	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Vernon Hirata (1)
10.12	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka (1)
10.13	Executive Deferred Incentive Agreement between Territorial Savings Bank and Allan S. Kitagawa (1)
10.14	Executive Deferred Incentive Agreement between Territorial Savings Bank and Vernon Hirata (1)
10.15	Territorial Savings Bank 2010 Amended and Restated Employee Stock Ownership Plan (4)

10.16	Territorial Savings Bank Non-Qualified Supplemental Employee Stock Ownership Plan (2)
10.17	Territorial Savings Bank Executive Incentive Compensation Plan (1)
10.18	First Amendment to Territorial Savings Bank Executive Incentive Compensation Plan (1)
10.19	Second Amendment to Territorial Savings Bank Executive Incentive Compensation Plan (4)
10.20	Territorial Bancorp Inc. 2010 Equity Incentive Plan (3)
10.21	Form of Employee Restricted Stock Award (4)
10.22	Form of Employee Stock Option Award (4)
10.23	Form of Director Restricted Stock Award (4)
10.24	Form of Director Stock Option Award (4)
10.25	Territorial Savings Bank Separation Pay Plan and Summary Plan Description (1)
10.26	Amendment One to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Vernon Hirata (5)
10.27	Amendment One to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Ralph Nakatsuka (5)
10.28	Amendment One to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Karen J. Cox (5)
10.29	Amendment Two to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Vernon Hirata (6)
10.30	Amendment Two to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Ralph Nakatsuka (6)
10.31	Second Amendment to Employment Agreement between Territorial Savings Bank and Vernon Hirata (7)
10.32	Third Amendment to Employment Agreement between Territorial Savings Bank and Vernon Hirata (8)
10.33	First Amendment to Employment Agreement between Territorial Bancorp Inc. and Vernon Hirata (8)
10.34	Second Amendment to Employment Agreement between Territorial Savings Bank and Allan S. Kitagawa (8)
10.35	First Amendment to Employment Agreement between Territorial Bancorp Inc. and Allan S. Kitagawa (8)
10.36	Second Amendment to Employment Agreement between Territorial Savings Bank and Ralph Nakatsuka (8)
10.37	First Amendment to Employment Agreement between Territorial Bancorp Inc. and Ralph Nakatsuka (8)
10.38	First Amendment to Amended and Restated Executive Deferred Incentive Agreement between Territorial Savings Bank and Vernon Hirata (8)
10.39	First Amendment to Amended and Restated Supplemental Employee Retirement Agreement between Territorial Savings Bank and Allan S. Kitagawa (8)
10.40	Third Amendment to Amended and Restated Supplemental Employee Retirement Agreement between Territorial Savings Bank and Vernon Hirata (8)
10.41	Third Amendment to Amended and Restated Supplemental Employee Retirement Agreement between Territorial Savings Bank and Ralph Nakatsuka (8)
23	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements from Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 13, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

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

(1)                                 Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-155388), initially filed November 14, 2008.

(2)                                 Incorporated by reference to the Current Report on Form 8-K (file no. 001-34403), filed November 18, 2009.

(3)                                 Incorporated by reference to the Proxy Statement for the 2010 Annual Meeting of Stockholders (file no. 001-34403), filed July 12, 2010.

(4)                                 Incorporated by reference to the Annual Report on Form 10-K/A (file no. 001-34403), filed March 29, 2011.

(5)                                 Incorporated by reference to the Annual Report on Form 10-Q (file no. 001-34403), filed May 14, 2011.

(6)                                 Incorporated by reference to the Annual Report on Form 10-K (file no. 001-34403), filed March 14, 2012.

(7)                                 Incorporated by reference to the Annual Report on Form 10-K (file no. 001-34403), filed March 15, 2013.

(8)                                 Incorporated by reference to the Quarterly Report on Form 10-Q (file no. 001-34403), filed November 7, 2014.

(c) Financial Statement Schedules

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRITORIAL BANCORP INC.

Date: March 13, 2015	By:	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Allan S. Kitagawa	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 13, 2015
Allan S. Kitagawa

/s/ Melvin M. Miyamoto	Senior Vice President and Treasurer (Principal Financial and Accounting Officer)	March 13, 2015
Melvin M. Miyamoto

/s/ Kirk W. Caldwell	Director	March 13, 2015
Kirk W. Caldwell

/s/ Howard Y. Ikeda	Director	March 13, 2015
Howard Y. Ikeda

/s/ David S. Murakami	Director	March 13, 2015
David S. Murakami

/s/ Richard I. Murakami	Director	March 13, 2015
Richard I. Murakami

/s/ Francis E. Tanaka	Director	March 13, 2015
Francis E. Tanaka