Form 10-Q
period 2015-03-31
Territorial Bancorp Inc.
filed 2015-05-08
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2015

or

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

9,719,600 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of April 30, 2015.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.          FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	March 31,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$45,774	$75,060
Investment securities held to maturity, at amortized cost (fair value of $569,832 and $586,710 at March 31, 2015 and December 31, 2014, respectively)	552,461	572,922
Federal Home Loan Bank stock, at cost	11,112	11,234
Federal Reserve Bank stock, at cost	2,949	2,925
Loans held for sale	2,910	1,048
Loans receivable, net	1,038,922	968,212
Accrued interest receivable	4,583	4,436
Premises and equipment, net	5,445	5,629
Bank-owned life insurance	41,558	41,303
Deferred income taxes receivable	7,486	7,254
Prepaid expenses and other assets	2,190	1,874

Total assets	$1,715,390	$1,691,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,381,461	$1,359,679
Advances from the Federal Home Loan Bank	27,000	15,000
Securities sold under agreements to repurchase	60,000	72,000
Accounts payable and accrued expenses	26,857	24,098
Investment purchases pending settlement	1,166	—
Current income taxes payable	1,051	826
Advance payments by borrowers for taxes and insurance	2,710	3,916

Total liabilities	1,500,245	1,475,519

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 9,720,959 and 9,919,064 shares at March 31, 2015 and December 31, 2014, respectively	97	99
Additional paid-in capital	71,806	75,229
Unearned ESOP shares	(6,728)	(6,851)
Retained earnings	155,318	153,289
Accumulated other comprehensive loss	(5,348)	(5,388)

Total stockholders’ equity	215,145	216,378

Total liabilities and stockholders’ equity	$1,715,390	$1,691,897

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Interest and dividend income:
Investment securities	$4,523	$5,074
Loans	10,686	9,540
Dividends on FHLB stock	3	3
Other investments	76	40
Total interest and dividend income	15,288	14,657

Interest expense:
Deposits	1,134	1,091
Advances from the Federal Home Loan Bank	70	66
Securities sold under agreements to repurchase	312	343
Total interest expense	1,516	1,500

Net interest income	13,772	13,157
Provision for loan losses	194	9

Net interest income after provision for loan losses	13,578	13,148

Noninterest income:
Service fees on loan and deposit accounts	460	499
Income on bank-owned life insurance	255	268
Gain on sale of investment securities	236	346
Gain on sale of loans	129	79
Other	166	166
Total noninterest income	1,246	1,358

Noninterest expense:
Salaries and employee benefits	5,099	5,363
Occupancy	1,437	1,422
Equipment	945	914
Federal deposit insurance premiums	209	199
Other general and administrative expenses	1,214	966
Total noninterest expense	8,904	8,864

Income before income taxes	5,920	5,642
Income taxes	2,394	2,180
Net income	$3,526	$3,462

Basic earnings per share	$0.39	$0.38
Diluted earnings per share	$0.38	$0.37
Cash dividends declared per common share	$0.16	$0.14
Basic weighted-average shares outstanding	9,120,720	9,187,540
Diluted weighted-average shares outstanding	9,319,814	9,380,160

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014

Net income	$3,526	$3,462

Change in unrealized loss on securities	9	3
Noncredit related gains on securities not expected to be sold	31	72
Other comprehensive income, net of tax	40	75

Comprehensive income	$3,566	$3,537

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity

Balances at December 31, 2013	$101	$77,340	$(7,340)	$145,826	$(3,787)	$212,140

Net income	—	—	—	3,462	—	3,462
Other comprehensive income	—	—	—	—	75	75
Cash dividends declared ($0.14 per share)	—	—	—	(1,329)	—	(1,329)
Share-based compensation	—	660	—	—	—	660
Allocation of 12,233 ESOP shares	—	151	122	—	—	273
Repurchase of 170,994 shares of company common stock	(2)	(3,885)	—	—	—	(3,887)

Balances at March 31, 2014	$99	$74,266	$(7,218)	$147,959	$(3,712)	$211,394

Balances at December 31, 2014	$99	$75,229	$(6,851)	$153,289	$(5,388)	$216,378

Net income	—	—	—	3,526	—	3,526
Other comprehensive income	—	—	—	—	40	40
Cash dividends declared ($0.16 per share)	—	—	—	(1,497)	—	(1,497)
Share-based compensation	—	738	—	—	—	738
Allocation of 12,233 ESOP shares	—	145	123	—	—	268
Repurchase of 198,105 shares of company common stock	(2)	(4,306)	—	—	—	(4,308)

Balances at March 31, 2015	$97	$71,806	$(6,728)	$155,318	$(5,348)	$215,145

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2015	2014

Cash flows from operating activities:
Net income	$3,526	$3,462
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	194	9
Depreciation and amortization	339	328
Deferred income tax benefit	(258)	(707)
Amortization of fees, discounts, and premiums	(73)	(106)
Origination of loans held for sale	(15,324)	(8,590)
Proceeds from sales of loans held for sale	13,335	9,862
Gain on sale of loans, net	(129)	(79)
Purchases of investment securities held for trading	—	(5,041)
Proceeds from sale of investment securities held for trading	—	5,071
Gain on sale of investment securities held for trading	—	(30)
Gain on sale of investment securities held to maturity	(236)	(316)
ESOP expense	268	273
Share-based compensation expense	738	660
Increase in accrued interest receivable	(147)	(109)
Net increase in bank-owned life insurance	(255)	(267)
Net increase in prepaid expenses and other assets	(316)	(325)
Net increase (decrease) in accounts payable and accrued expenses	3,125	(2,326)
Net decrease in advance payments by borrowers for taxes and insurance	(1,206)	(1,291)
Net increase (decrease) in income taxes payable	225	(608)
Net cash from operating activities	3,806	(130)

Cash flows from investing activities:
Purchases of investment securities held to maturity	(1,204)	(27,926)
Principal repayments on investment securities held to maturity	20,510	14,419
Proceeds from sale of investment securities held to maturity	2,580	3,724
Loan originations, net of principal repayments on loans receivable	(70,532)	(15,943)
Proceeds from redemption of Federal Home Loan Bank stock	122	110
Purchases of Federal Reserve Bank stock	(24)	—
Purchases of premises and equipment	(155)	(330)
Net cash from investing activities	(48,703)	(25,946)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2015	2014

Cash flows from financing activities:
Net increase in deposits	$21,782	$28,599
Proceeds from advances from the Federal Home Loan Bank	22,000	—
Repayments of advances from the Federal Home Loan Bank	(10,000)	—
Proceeds from securities sold under agreements to repurchase	25,000	—
Repayments of securities sold under agreements to repurchase	(37,000)	—
Repurchases of common stock	(4,674)	(4,412)
Cash dividends paid	(1,497)	(1,329)
Net cash from financing activities	15,611	22,858

Net decrease in cash and cash equivalents	(29,286)	(3,218)

Cash and cash equivalents at beginning of the period	75,060	75,365

Cash and cash equivalents at end of the period	$45,774	$72,147

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$1,532	$1,467
Income taxes	2,350	3,495

Supplemental disclosure of noncash investing and financing activities:
Investments purchased, not yet settled	$1,166	—
Company stock repurchased, not yet settled	366	—

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)                     Basis of Presentation

The accompanying unaudited consolidated financial statements of Territorial Bancorp Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  These interim condensed consolidated financial statements and notes should be read in conjunction with Territorial Bancorp Inc.’s consolidated financial statements and notes thereto filed as part of the Annual Report on Form 10-K for the year ended December 31, 2014.  In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments.  Interim results of operations are not necessarily indicative of results to be expected for the year.

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

(3)                     Recently Adopted Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) amended the Receivables topic of the FASB Accounting Standards Codification (ASC).  The amendment clarifies when an in substance repossession or foreclosure occurs and when a mortgage loan should be derecognized and the related real property recognized.  The amendment also requires disclosures about the amount of foreclosed residential real property held and the recorded investment in mortgage loans collateralized by residential real property in the process of foreclosure.  The amendment was effective for interim and annual periods beginning after December 15, 2014.  The Company adopted this amendment on January 1, 2015, and the adoption did not have a material effect on its consolidated financial statements.

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

In June 2014, the FASB amended the Transfers and Servicing topic of the FASB ASC.  The amendment modifies the accounting for certain types of repurchase transactions as well as adds new disclosure requirements for repurchase transactions.  The amendment was effective for interim and annual periods beginning after December 15, 2014, with early adoption prohibited.  The Company adopted this amendment on January 1, 2015, and the adoption did not have a material effect on its consolidated financial statements.  See Footnote 8, Securities Sold Under Agreements to Repurchase.

In August 2014, the FASB amended the Receivables topic of the FASB ASC.  The amendment seeks to clarify the classification of foreclosed mortgage loans that are either fully or partially guaranteed under government programs, such as from the Federal Housing Administration (FHA) or the U.S. Department of Veterans Affairs (VA).  The amendment was effective for interim and annual periods beginning after December 15, 2014.  The Company adopted this amendment on January 1, 2015, and the adoption did not have any effect on its consolidated financial statements.

In April 2015, the FASB amended the Intangibles — Goodwill and Other topic of the FASB ASC.  The amendment adds guidance to help entities evaluate the accounting for fees paid in cloud computing arrangements.  The amendment is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  The Company does not expect the adoption of this amendment to have a material effect on its consolidated financial statements.

(4)                     Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	March 31,	December 31,
(Dollars in thousands)	2015	2014

Cash and due from banks	$10,388	$10,803
Interest-earning deposits in other banks	35,386	64,257
Cash and cash equivalents	$45,774	$75,060

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank.

(5)                     Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2015:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$551,720	$19,718	$(2,347)	$569,091
Trust preferred securities	741	—	—	741
Total	$552,461	$19,718	$(2,347)	$569,832

December 31, 2014:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$572,232	$18,078	$(4,290)	$586,020
Trust preferred securities	690	—	—	690
Total	$572,922	$18,078	$(4,290)	$586,710

The amortized cost and estimated fair value of investment securities at March 31, 2015 are shown below. Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Held to maturity:
Due within 5 years	$46	$48
Due after 5 years through 10 years	9	10
Due after 10 years	552,406	569,774
Total	$552,461	$569,832

Realized gains and losses and the proceeds from sales of securities held to maturity and trading are shown in the table below.  All sales of securities were U.S. government-sponsored mortgage-backed securities.

	For the Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Proceeds from sales	$2,580	$8,795
Gross gains	236	346
Gross losses	—	—

During the three months ended March 31, 2015, the Company received proceeds of $2.6 million from the sale of $2.3 million of held-to-maturity debt securities, resulting in gross realized gains of $236,000.  During the three months ended March 31, 2014, the Company received proceeds of $3.7 million from the sale of $3.4 million of held-to-maturity debt securities, resulting in gross realized gains of $316,000.  The sale of these securities, for which the Company had already collected a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investments - Debt and Equity Securities topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio.

Investment securities with amortized costs of $264.0 million and $270.2 million at March 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at March 31, 2015 and December 31, 2014.  The Company does not intend to sell these securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
March 31, 2015:
Mortgage-backed securities	$120,990	$1,030	$57,955	$1,317	33	$178,945	$2,347

December 31, 2014:
Mortgage-backed securities	$12,717	$65	$183,349	$4,225	37	$196,066	$4,290

Mortgage-Backed Securities.  The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates.  All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2015 and December 31, 2014.

In March 2015, the Company purchased a $1.2 million Ginnie Mae mortgage-backed security for settlement in April 2015.  This security purchase was recorded on the trade date at the expected settlement amount.

Trust Preferred Securities.  At March 31, 2015, the Company owns two trust preferred securities, PreTSL XXIII and XXIV. The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.  Both of these securities are classified in the Company’s held-to-maturity investment portfolio.

The trust preferred securities market is considered to be inactive as only five transactions have occurred over the past 39 months in the same tranche of securities owned by the Company.  The Company used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in trust preferred securities did not incur additional impairment during the quarter ending March 31, 2015.

PreTSL XXIV has an amortized cost of $0 at March 31, 2015.  PreTSL XXIII has an amortized cost of $741,000 at March 31, 2015.  The difference between the amortized cost of $741,000 and the remaining cost basis of $1.1 million is reported as other comprehensive loss and is related to noncredit factors.

It is reasonably possible that the fair values of the trust preferred securities could decline in the near term if the overall economy and the financial condition of some of the issuers continue to deteriorate and the liquidity of these securities remains low.  As a result, there is a risk that the Company’s remaining cost basis of $1.1 million on its trust preferred securities could be credit-related other-than-temporarily impaired in the near term.  The impairment could be material to the Company’s consolidated statements of income.

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)	2015	2014
Balance at January 1,	$5,885	$5,885
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Balance at March 31,	$5,885	$5,885

The table below shows the components of comprehensive loss, net of taxes, resulting from other-than-temporarily impaired securities:

	March 31,
(Dollars in thousands)	2015	2014
Noncredit losses on other-than-temporarily impaired securities, net of taxes	$253	$304

(6)                     Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Real estate loans:
First mortgages:
One- to four-family residential	$995,241	$926,074
Multi-family residential	9,826	8,920
Construction, commercial, and other	19,092	18,415
Home equity loans and lines of credit	16,225	15,992
Total real estate loans	1,040,384	969,401
Other loans:
Loans on deposit accounts	245	441
Consumer and other loans	4,166	4,173
Total other loans	4,411	4,614
Less:
Net unearned fees and discounts	(4,001)	(4,112)
Allowance for loan losses	(1,872)	(1,691)
Total unearned fees, discounts and allowance for loan losses	(5,873)	(5,803)
Loans receivable, net	$1,038,922	$968,212

The table below presents the activity in the allowance for loan losses by portfolio segment:

(Dollars in thousands)	Residential Mortgage	Construction, Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals
Three months ended March 31, 2015:
Balance, beginning of period	$413	$977	$5	$263	$33	$1,691
Provision (reversal of allowance) for loan losses	698	(435)	(2)	(99)	32	194
	1,111	542	3	164	65	1,885
Charge-offs	—	—	—	(19)	—	(19)
Recoveries	—	1	1	4	—	6
Net charge-offs	—	1	1	(15)	—	(13)
Balance, end of period	$1,111	$543	$4	$149	$65	$1,872

Three months ended March 31, 2014:
Balance, beginning of period	$376	$799	$10	$229	$72	$1,486
Provision (reversal of allowance) for loan losses	58	24	(4)	(65)	(4)	9
	434	823	6	164	68	1,495
Charge-offs	—	—	—	(17)	—	(17)
Recoveries	—	—	1	6	—	7
Net charge-offs	—	—	1	(11)	—	(10)
Balance, end of period	$434	$823	$7	$153	$68	$1,485

During the three months ended March 31, 2015, the Company increased the loan loss provisions for residential mortgage loans based on the growth of this segment of the loan portfolio and the concentration of loans in Hawaii.  The Company also reduced the loan loss provisions on construction, commercial and other mortgage loans and consumer and other loans based on a continued limited loss experience.  The allocation of a portion of the allowance from one category of loans does not preclude its availability to absorb losses in other loan categories.

Management considers the allowance for loan losses at March 31, 2015 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions at that date.  While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings.  In addition, as an integral part of their examination process, the bank regulators and the Hawaii Department of Financial Institutions periodically review the allowance for loan losses and may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

(Dollars in thousands)	Residential Mortgage	Construction, Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals
March 31, 2015:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,111	543	4	149	65	1,872
Total ending allowance balance	$1,111	$543	$4	$149	$65	$1,872

Loans:
Ending loan balance:
Individually evaluated for impairment	$6,179	$—	$132	$—	$—	$6,311
Collectively evaluated for impairment	994,906	19,063	16,099	4,415	—	1,034,483
Total ending loan balance	$1,001,085	$19,063	$16,231	$4,415	$—	$1,040,794

December 31, 2014:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	413	977	5	263	33	1,691
Total ending allowance balance	$413	$977	$5	$263	$33	$1,691

Loans:
Ending loan balance:
Individually evaluated for impairment	$6,158	$—	$296	$4	$—	$6,458
Collectively evaluated for impairment	924,732	18,399	15,702	4,612	—	963,445
Total ending loan balance	$930,890	$18,399	$15,998	$4,616	$—	$969,903

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance
March 31, 2015:
With no related allowance recorded:
One- to four-family residential mortgages	$6,179	$6,845
Home equity loans and lines of credit	132	162
Total	$6,311	$7,007

December 31, 2014:
With no related allowance recorded:
One- to four-family residential mortgages	$6,158	$6,775
Home equity loans and lines of credit	296	324
Consumer and other	4	4
Total	$6,458	$7,103

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	For the Three Months Ended March 31,
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized
2015:
With no related allowance recorded:
One- to four-family residential mortgages	$6,216	$30
Home equity loans and lines of credit	134	—
Total	$6,350	$30

2014:
With no related allowance recorded:
One- to four-family residential mortgages	$7,248	$32
Home equity loans and lines of credit	158	—
Total	$7,406	$32

There were no loans individually evaluated for impairment with a related allowance for loan loss as of March 31, 2015 or December 31, 2014.  Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they are written down to fair value.

The table below presents the aging of loans and accrual status by class of loans:

(Dollars in thousands)	30 — 59 Days Past Due	60 — 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total Loans	Nonaccrual Loans	Loans More Than 90 Days Past Due and Still Accruing
March 31, 2015:
One- to four-family residential mortgages	$894	$580	$842	$2,316	$988,974	$991,290	$4,183	$—
Multi-family residential mortgages	—	—	—	—	9,795	9,795	—	—
Construction, commercial and other mortgages	—	—	—	—	19,063	19,063	—	—
Home equity loans and lines of credit	83	—	—	83	16,148	16,231	132	—
Loans on deposit accounts	—	—	—	—	245	245	—	—
Consumer and other	2	—	—	2	4,168	4,170	—	—

Total	$979	$580	$842	$2,401	$1,038,393	$1,040,794	$4,315	$—

December 31, 2014:
One- to four-family residential mortgages	$1,040	$736	$593	$2,369	$919,624	$921,993	$4,153	$—
Multi-family residential mortgages	—	—	—	—	8,897	8,897	—	—
Construction, commercial and other mortgages	—	—	—	—	18,399	18,399	—	—
Home equity loans and lines of credit	—	—	161	161	15,837	15,998	296	—
Loans on deposit accounts	—	—	—	—	440	440	—	—
Consumer and other	7	1	4	12	4,164	4,176	4	—

Total	$1,047	$737	$758	$2,542	$967,361	$969,903	$4,453	$—

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

The Company had 17 nonaccrual loans with a book value of $4.3 million at March 31, 2015 and 18 nonaccrual loans with a book value of $4.5 million as of December 31, 2014.  The Company collected interest on nonaccrual loans of $50,000 and $52,000 during the three months ended March 31, 2015 and 2014, respectively, but due to regulatory requirements, the Company recorded the interest as a reduction of principal.  The Company would have recognized additional interest income of $66,000 and $70,000 during the three months ended March 31, 2015 and 2014, respectively, had the loans been accruing interest.  The Company did not have any loans more than 90 days past due and still accruing interest as of March 31, 2015 or December 31, 2014.

There were no loans modified in a troubled debt restructuring during the three months ended March 31, 2015 or 2014. There were no new troubled debt restructurings within the past 12 months that subsequently defaulted.

The Company had 17 troubled debt restructurings totaling $4.5 million as of March 31, 2015 that were considered to be impaired.  This total included 16 one- to four-family residential mortgage loans totaling $4.4 million and one home equity loan for $132,000.  Six of the loans, totaling $2.0 million, were performing in accordance with their restructured terms and accruing interest at March 31, 2015.  Nine of the loans, totaling $2.2 million, were performing in accordance with their restructured terms but not accruing interest at March 31, 2015.  Two of the loans, totaling $342,000, are delinquent and not accruing interest at March 31, 2015.  The Company had 17 troubled debt restructurings totaling $4.6 million as of December 31, 2014 that were considered to be impaired.  This total included 16 one- to four-family residential mortgage loans totaling $4.4 million and one home equity loan for $135,000.  Six of the loans, totaling $2.0 million, were performing in accordance with their restructured terms and accruing interest at December 31, 2014.  Nine of the loans, totaling $2.2 million, were performing in accordance with their restructured terms but not accruing interest at December 31, 2014.  Two of the loans, totaling $343,000, are delinquent and not accruing interest at December 31, 2014.  Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers.  We have no commitments to lend any additional funds to these borrowers.

The Company had no real estate owned as of March 31, 2015 and 2014.  There were three one- to four-family residential mortgage loans totaling $691,000 in process of foreclosure as of March 31, 2015, and three one- to four-family residential mortgage loans totaling $1.0 million in process of foreclosure as of March 31, 2014.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii.  Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the three months ended March 31, 2015 and 2014, the Company sold $13.3 million and $9.9 million, respectively, of mortgage loans held for sale and recognized gains of $129,000 and $79,000, respectively.  The Company had nine loans held for sale totaling $2.9 million at March 31, 2015 and six loans held for sale totaling $1.0 million at December 31, 2014.

The Company serviced loans for others of $59.0 million at March 31, 2015 and $60.5 million at December 31, 2014. Of these amounts, $2.9 million and $3.0 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at March 31, 2015 and December 31, 2014, respectively.  The amount of contractually specified servicing fees earned for the three-month periods ended March 31, 2015 and 2014 was $41,000 and $47,000, respectively.  The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

(7)                     Advances from the Federal Home Loan Bank

The FHLB advances are secured by a blanket pledge on the Bank’s assets not otherwise pledged. At March 31, 2015 and 2014, the Company had available additional unused FHLB advances of approximately $396.0 million and $389.2 million, respectively.

Advances outstanding consisted of the following:

	March 31, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate

Due within one year	$—	—%	$10,000	2.06%
Due over 3 years to 4 years	27,000	1.57	5,000	1.20
Total	$27,000	1.57%	$15,000	1.77%

(8)                                 Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts.  Securities sold under agreements to repurchase are summarized as follows:

	March 31, 2015		December 31, 2014
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
1 year or less	$10,000	1.94%	$47,000	2.11%
Over 2 years to 3 years	25,000	1.46	25,000	1.46
Over 3 years to 4 years	20,000	1.66	—	—
Over 4 years to 5 years	5,000	1.65	—	—
Total	$60,000	1.62%	$72,000	1.88%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at March 31, 2015.  The amount at risk is the greater of the carrying value or fair value over the repurchase liability.  All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government-sponsored enterprises.  The repurchase liability cannot exceed 90% of the fair value of securities pledged.  In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$76,542	$78,232	$60,000	$18,232	34

(9)                                 Offsetting of Financial Liabilities

Securities sold under agreements to repurchase are subject to a conditional right of offset in the event of default.  See Footnote 8, Securities Sold Under Agreements to Repurchase, for additional information.

	Gross Amount	Gross Amount	Net Amount of Liabilities	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)	of Recognized Liabilities	Offset in the Balance Sheet	Presented in the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2015:
Securities sold under agreements to repurchase	$60,000	$—	$60,000	$60,000	$—	$—

December 31, 2014:
Securities sold under agreements to repurchase	$72,000	$—	$72,000	$72,000	$—	$—

(10)                          Employee Benefit Plans

The Company has a noncontributory defined benefit pension plan (Pension Plan) that covers most employees with at least one year of service.  Effective December 31, 2008, under approved changes to the Pension Plan, there were no further accruals of benefits for any participants and benefits will not increase with any additional years of service.  Net periodic benefit cost, subsequent to December 31, 2008, has not been significant and is not disclosed in the table below.

The Company also sponsors a Supplemental Employee Retirement Plan (SERP), a noncontributory supplemental retirement benefit plan, which covers certain current and former employees of the Company for amounts in addition to those provided under the Pension Plan.

The components of net periodic benefit cost were as follows:

	SERP
	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Net periodic benefit cost for the period
Service cost	$21	$25
Interest cost	31	30
Expected return on plan assets	—	—
Amortization of prior service cost	—	—
Recognized actuarial loss	—	—
Recognized curtailment loss	—	—
Net periodic benefit cost	$52	$55

(11)                          Employee Stock Ownership Plan

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company.  The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants.  As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity.  The shares committed to be released are considered outstanding for earnings per share computations.  Compensation expense recognized for the three months ended March 31, 2015 and 2014 amounted to $222,000 and $240,000, respectively.

Shares held by the ESOP trust were as follows:

	March 31,	December 31,
	2015	2014
Allocated shares	295,614	283,381
Unearned shares	672,824	685,057
Total ESOP shares	968,438	968,438
Fair value of unearned shares, in thousands	$15,986	$14,763

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula.  The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans.  We accrue for these benefits over the period during which employees provide services to earn these benefits.  For the three months ended March 31, 2015 and 2014, we accrued $64,000 and $74,000, respectively, for the ESOP restoration plan.

(12)                          Share-Based Compensation

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

	For the Three Months Ended March 31,
(In thousands)	2015	2014
Compensation expense	$660	$660
Income tax benefit	265	313

Shares of our common stock issued under the 2010 Equity Incentive Plan shall be authorized but unissued shares. The maximum number of shares that will be awarded under the plan will be 1,712,637 shares.

Stock Options

The table below presents the stock option activity for the three months ended March 31, 2015 and 2014:

	Options	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2014	832,954	$17.38	5.68	$3,471
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at March 31, 2015	832,954	$17.38	5.43	$5,312

Options outstanding at December 31, 2013	832,954	$17.38	6.68	$4,845
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at March 31, 2014	832,954	$17.38	6.43	$3,512

Options vested and exercisable at March 31, 2015	555,097	$17.38	5.43	$3,541

No stock options vested during the three months ended March 31, 2015 or 2014.

As of March 31, 2015, the Company had $1.0 million of unrecognized compensation costs related to the stock option plan. The cost of the stock option plan is being amortized over the five- to six-year vesting period.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant.  Unvested restricted stock awards may not be disposed of or transferred during the vesting period.  Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	226,733	$17.39
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2015	226,733	$17.39

Nonvested at December 31, 2013	340,065	$17.39
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2014	340,065	$17.39

As of March 31, 2015, the Company had $2.8 million of unrecognized compensation cost related to restricted stock awards.  The cost of the restricted stock awards is being amortized over the five- or six-year vesting period.

(13)                          Earnings Per Share

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended
	March 31,
(Dollars in thousands, except share data)	2015	2014

Net income	$3,526	$3,462

Weighted-average number of shares used in:
Basic earnings per share	9,120,720	9,187,540
Dilutive common stock equivalents:
Stock options and restricted stock units	199,094	192,620
Diluted earnings per share	9,319,814	9,380,160
Net income per common share, basic	$0.39	$0.38
Net income per common share, diluted	$0.38	$0.37

We have two forms of our outstanding common stock: common stock and unvested restricted stock awards. Holders of unvested restricted stock awards receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings. The computed basic and diluted earnings per share presented are substantially equivalent using both the two-class and the treasury stock methods of calculating earnings per share.

(14)                          Accumulated Other Comprehensive Loss

The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes:

(Dollars in thousands)	Unfunded Pension Liability	Noncredit Related Losses on Securities Not Expected to Be Sold	Unrealized Loss on Securities	Total

Balances at December 31, 2014	$5,032	284	72	$5,388

Other comprehensive income, net of taxes	—	(31)	(9)	(40)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	—	(31)	(9)	(40)

Balances at March 31, 2015	$5,032	253	63	$5,348

Balances at December 31, 2013	$3,338	376	73	$3,787

Other comprehensive income, net of taxes	—	(72)	(3)	(75)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	—	(72)	(3)	(75)

Balances at March 31, 2014	$3,338	304	70	$3,712

The table below presents the tax effect on each component of other comprehensive loss:

	March 31,
	2015			2014
(Dollars in thousands)	Pretax Amount	Tax	After Tax Amount	Pretax Amount	Tax	After Tax Amount

Unfunded pension liability	$—	$—	$—	$—	$—	$—
Noncredit related losses on securities not expected to be sold	(51)	20	(31)	(118)	46	(72)
Unrealized loss on securities	(15)	6	(9)	(5)	2	(3)

Total	$(66)	$26	$(40)	$(123)	$48	$(75)

(15)                          Fair Value of Financial Instruments

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

Cash and Cash Equivalents, Accrued Interest Receivable, Accounts Payable and Accrued Expenses, Investment Purchases Pending Settlement, Current Income Taxes Payable, and Advance Payments by Borrowers for Taxes and Insurance. The carrying amount approximates fair value because of the short maturity of these instruments.

Investment Securities.  The estimated fair values of U.S. government-sponsored mortgage-backed securities are considered Level 2 inputs because the valuation for investment securities utilized pricing models that varied based on asset class and included trade, bid and other observable market information.

The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.  The trust preferred securities market is considered to be inactive as only five transactions have occurred over the past 39 months in the same tranche of securities we own and no new issues of pooled trust preferred securities have occurred since 2007.  The fair value of our trust preferred securities was determined using a discounted cash flow model.  Our model used a discount rate equal to three-month LIBOR plus 20.00% and provided a fair value estimate of $20.93 per $100 of par value for PreTSL XXIII.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2015
Assets
Cash and cash equivalents	$45,774	$45,774	$45,774	$—	$—
Investment securities held to maturity	552,461	569,832	—	569,091	741
FHLB stock	11,112	11,112	—	11,112	—
FRB stock	2,949	2,949	—	2,949	—
Loans held for sale	2,910	2,978	—	2,978	—
Loans receivable, net	1,038,922	1,070,980	—	—	1,070,980
Accrued interest receivable	4,583	4,583	4,583	—	—
Interest rate contracts	113	113	—	113	—

Liabilities
Deposits	1,381,461	1,382,097	1,158,355	—	223,742
Advances from the Federal Home Loan Bank	27,000	27,312	—	27,312	—
Securities sold under agreements to repurchase	60,000	60,607	—	60,607	—
Accounts payable and accrued expenses (excluding interest rate contracts)	26,756	26,756	26,756	—	—
Interest rate contracts	101	101	—	101	—
Investment purchases pending settlement	1,116	1,116	1,116	—	—
Current income taxes payable	1,051	1,051	1,051	—	—
Advance payments by borrowers for taxes and insurance	2,710	2,710	2,710	—	—

December 31, 2014
Assets
Cash and cash equivalents	$75,060	$75,060	$75,060	$—	$—
Investment securities held to maturity	572,922	586,710	—	586,020	690
FHLB stock	11,234	11,234	—	11,234	—
FRB stock	2,925	2,925	—	2,925	—
Loans held for sale	1,048	1,079	—	1,079	—
Loans receivable, net	968,212	998,183	—	—	998,183
Accrued interest receivable	4,436	4,436	4,436	—	—
Interest rate contracts	62	62	—	62	—

Liabilities
Deposits	1,359,679	1,360,074	1,137,942	—	222,132
Advances from the Federal Home Loan Bank	15,000	14,977	—	—	14,977
Securities sold under agreements to repurchase	72,000	72,334	—	—	72,334
Accounts payable and accrued expenses (excluding interest rate contracts)	24,044	24,044	24,044	—	—
Interest rate contracts	54	54	—	54	—
Current income taxes payable	826	826	826	—	—
Advance payments by borrowers for taxes and insurance	3,916	3,916	3,916	—	—

At March 31, 2015 and December 31, 2014, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

March 31, 2015
Interest rate contracts — assets	$—	$113	$—	$113
Interest rate contracts — liabilities	—	(101)	—	(101)

December 31, 2014
Interest rate contracts — assets	$—	$62	$—	$62
Interest rate contracts — liabilities	—	(54)	—	(54)

The fair value of interest rate contracts was determined by referring to prices quoted in the secondary market for similar contracts.

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014 and the related gains and losses for the three months ended March 31, 2015 and the year ended December 31, 2014:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
March 31, 2015:
Trust preferred securities	$—	$—	$741	$741	$51
Mortgage servicing assets	—	—	479	479	(8)

December 31, 2014:
Impaired loans	$—	$—	$327	$327	$(4)
Trust preferred securities	—	—	690	690	153
Mortgage servicing assets	—	—	505	505	(15)

The fair value of impaired loans that are considered to be collateral dependent is determined using the value of collateral less estimated selling costs.  The fair value of impaired loans not considered to be collateral dependent is determined using a discounted cash flow analysis.  Assumptions used in the analysis include the discount rate and projected cash flows.  Changes in the measurement of impaired loans are included in the provision for loan losses in the consolidated statements of income.  The fair value of trust preferred securities is determined using a discounted cash flow model.  The assumptions used in the discounted cash flow model are discussed above.  Gains and losses on trust preferred securities that are credit related are included in net other-than-temporary impairment losses in the consolidated statements of income.  Gains and losses on trust preferred securities that are not credit related are included in other comprehensive income in the consolidated statements of comprehensive income.  Mortgage servicing assets are valued using a discounted cash flow model.  Assumptions used in the model include mortgage prepayment speeds, discount rates and cost of servicing.  Losses on mortgage servicing assets are included in service fees on loan and deposit accounts in the consolidated statements of income.

The table below presents the significant unobservable inputs for Level 3 nonrecurring fair value measurements:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Value

March 31, 2015:
Trust preferred securities	$741	Discounted cash flow	Discount rate	Three-month LIBOR plus 20%

Mortgage servicing assets	479	Discounted cash flow	Discount rate	10.00%
			Prepayment speed (PSA)	169.8 – 299.3
			Annual cost to service (per loan)	$60

December 31, 2014:

Impaired loans — non-collateral dependent	$327	Discounted cash flow	Discount rate (1)	6.10%

Trust preferred securities	690	Discounted cash flow	Discount rate	Three-month LIBOR plus 20%

Mortgage servicing assets	505	Discounted cash flow	Discount rate	10.50%
			Prepayment speed (PSA)	164.8 – 262.5
			Annual cost to service (per loan)	$55

(1) Represents the yield on contractual cash flows prior to modification in troubled debt restructurings.

(16)              Subsequent Events

On April 30, 2015, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.16 per share of common stock.  The dividend is expected to be paid on May 28, 2015 to stockholders of record as of May 14, 2015.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Assets.  At March 31, 2015, our assets were $1.715 billion, an increase of $23.5 million, or 1.4%, from $1.692 billion at December 31, 2014.  The increase in assets was primarily the result of a $72.6 million increase in total loans that was partially offset by a $29.3 million decrease in cash and a $20.5 million decrease in investment securities.

Cash and Cash Equivalents.  Cash and cash equivalents were $45.8 million at March 31, 2015, a decrease of $29.3 million since December 31, 2014.  During the three months ended March 31, 2015, the $29.3 million of cash, along with a $21.8 million increase in deposits and $20.5 million of repayments on investment securities, was used to fund a $72.6 million increase in total loans, repurchase $4.3 million of common stock and pay $1.5 million of common stock dividends.

Loans.  Total loans, including $2.9 million of loans held for sale, were $1.042 billion at March 31, 2015, or 60.7% of total assets.  During the three months ended March 31, 2015, the loan portfolio increased by $72.6 million, or 7.5%.  The increase in the loan portfolio primarily occurred as the production of new one- to four-family residential loans exceeded principal repayments and loan sales.

Securities.  At March 31, 2015, our securities portfolio totaled $552.5 million, or 32.2% of total assets.  During the three months ended March 31, 2015, the securities portfolio decreased by $20.5 million, or 3.6%.  The decrease in the securities portfolio occurred as repayments and the amount of securities sold exceeded the amount of securities purchased.

At March 31, 2015, all of such securities were classified as held-to-maturity and none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans.

At March 31, 2015, we owned trust preferred securities with an amortized cost of $741,000.  This portfolio consists of two securities, which represent investments in a pool of debt obligations primarily issued by holding companies of Federal Deposit Insurance Corporation-insured financial institutions.

The trust preferred securities market is considered to be inactive as only five transactions have occurred over the past 39 months in the same tranche of securities that we own and no new issues of pooled trust preferred securities have occurred since 2007.  We used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.  We used a discount rate equal to three-month LIBOR plus 20.00% and provided a fair value estimate of $20.93 per $100 of par value for PreTSL XXIII.

Based on the Company’s review, the Company’s investment in trust preferred securities did not incur additional impairment during the three months ended March 31, 2015.

It is reasonably possible that the fair values of the trust preferred securities could decline in the near term if the overall economy and the financial condition of some of the issuers continue to deteriorate and the liquidity of these securities remains low.  As a result, there is a risk that the Company’s remaining cost basis of $1.1 million on its trust preferred securities could be credit-related other-than-temporarily impaired in the near term.  The impairment could be material to the Company’s consolidated statements of income.

Deposits. Deposits were $1.381 billion at March 31, 2015, an increase of $21.8 million, or 1.6%, since December 31, 2014.  The growth in deposits occurred primarily in savings accounts, which increased by $18.0 million during the three months ended March 31, 2015.

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank of Seattle and funds borrowed under securities sold under agreements to repurchase.  During the three months ended March 31, 2015, total borrowing remained constant at $87.0 million as Federal Home Loan Bank of Seattle advances rose by $12.0 million while securities sold under agreements to repurchase decreased by $12.0 million.  We have not required any other borrowings to fund our operations.  Instead, we have primarily funded our operations with additional deposits, proceeds from loan and security sales and principal repayments on loans and mortgage-backed securities.

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

	For the Three Months Ended March 31,
	2015			2014
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$952,157	$10,100	4.24%	$822,891	$9,010	4.38%
Multi-family residential	9,170	112	4.89	4,852	68	5.61
Construction, commercial and other	19,351	224	4.63	15,325	196	5.12
Home equity loans and lines of credit	15,910	191	4.80	16,350	199	4.87
Other loans	4,399	59	5.36	4,601	67	5.82
Total loans	1,000,987	10,686	4.27	864,019	9,540	4.42
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	563,322	4,523	3.21	617,715	5,074	3.29
Trust preferred securities	690	—	—	538	—	—
Total securities	564,012	4,523	3.21	618,253	5,074	3.28
Other	74,328	79	0.43	83,402	43	0.21
Total interest-earning assets	1,639,327	15,288	3.73	1,565,674	14,657	3.74
Non-interest-earning assets	66,686			65,449
Total assets	$1,706,013			$1,631,123

Interest-bearing liabilities:
Savings accounts	$953,528	$866	0.36%	$915,607	$805	0.35%
Certificates of deposit	222,194	260	0.47	213,494	278	0.52
Money market accounts	836	0	0.00	826	1	0.48
Checking and Super NOW accounts	149,140	8	0.02	138,350	7	0.02
Total interest-bearing deposits	1,325,698	1,134	0.34	1,268,277	1,091	0.34
Federal Home Loan Bank advances	18,467	70	1.52	15,000	66	1.76
Securities sold under agreements to repurchase	69,944	312	1.78	72,000	343	1.91
Total interest-bearing liabilities	1,414,109	1,516	0.43	1,355,277	1,500	0.44
Non-interest-bearing liabilities	74,944			64,218
Total liabilities	1,489,053			1,419,495
Stockholders’ equity	216,960			211,628
Total liabilities and stockholders’ equity	$1,706,013			$1,631,123

Net interest income		$13,772			$13,157
Net interest rate spread (3)			3.30%			3.30%
Net interest-earning assets (4)	$225,218			$210,397
Net interest margin (5)			3.36%			3.36%
Interest-earning assets to interest-bearing liabilities	115.93%			115.52%

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

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

General.  Net income increased by $64,000, or 1.8%, from $3.46 million for the three months ended March 31, 2014 to $3.53 million for the three months ended March 31, 2015.  The increase in net income was primarily due to a $631,000 increase in interest and dividend income.  This was partially offset by a $214,000 increase in income taxes, a $185,000 increase in the provision for loan losses, a

$112,000 decrease in noninterest income, a $40,000 increase in noninterest expense and a $16,000 increase in interest expense.

Net Interest Income.  Net interest income increased by $615,000, or 4.7%, to $13.8 million for the three months ended March 31, 2015 compared to $13.2 million for the three months ended March 31, 2014.  Interest and dividend income increased by $631,000, or 4.3%, due primarily to a $73.7 million increase in the average balance of interest-earning assets.  Interest expense increased by $16,000, or 1.1%, due to a $58.8 million increase in the average balance of interest-bearing liabilities that was partially offset by a one basis point decrease in the average cost of interest-bearing liabilities.  The interest rate spread and net interest margin were 3.30% and 3.36%, respectively, for the three months ended March 31, 2015 and 2014.

Interest and Dividend Income.  Interest and dividend income increased by $631,000, or 4.3%, to $15.3 million for the three months ended March 31, 2015 from $14.7 million for the three months ended March 31, 2014.  Interest income on loans increased by $1.1 million, or 12.0%, to $10.7 million for the three months ended March 31, 2015 from $9.5 million for the three months ended March 31, 2014.  The increase in interest income on loans occurred because the average balance of loans grew by $137.0 million, or 15.9%, as new loan originations exceeded loan repayments and loan sales. The increase in interest income that occurred because of growth in the loan portfolio was partially offset by a 15 basis point decline in the average loan yield to 4.27% for the three months ended March 31, 2015.  The decline in the average yield on loans occurred because of repayments on higher-yielding loans and additions of new loans with lower yields to the loan portfolio.  Interest income on investment securities decreased by $551,000, or 10.9%, to $4.5 million for the three months ended March 31, 2015 from $5.1 million for the three months ended March 31, 2014.  The decrease in interest income on securities occurred because of a $54.2 million decrease in the average securities balance and a seven basis point decrease in the average securities yield.

Interest Expense.  Interest expense increased by $16,000, or 1.1% from $1.50 million for the three months ended March 31, 2014 to $1.52 million for the three months ended March 31, 2015.  Interest expense on deposits increased by $43,000, or 3.9%, from $1.09 million for the three months ended March 31, 2014 to $1.13 million for the three months ended March 31, 2015. The average outstanding balance of deposits increased by $57.4 million, or 4.5%, to $1.326 billion for the three months ended March 31, 2015 compared to $1.268 billion for the three months ended March 31, 2014.  The average interest rate on deposits remained constant at 0.34% during the three months ended March 31, 2015 and 2014.  Interest expense on FHLB advances increased by $4,000, or 6.1%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  The increase in interest expense was primarily due to a $3.5 million, or 23.1%, increase in the average balance of FHLB advances.  This was partially offset by a 24 basis point decrease in the average interest rate to 1.52% for the three months ended March 31, 2015 compared to 1.76% for the three months ended March 31, 2014.  Interest expense on securities sold under agreements to repurchase decreased by $31,000, or 9.0%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  The decrease in interest expense was caused by a $2.1 million, or 2.9%, decrease in the average outstanding balance of securities sold under agreements to repurchase.  The decrease in the average balance was augmented by a 13 basis point decrease in the interest rate to 1.78% for the three months ended March 31, 2015 from 1.91% for the three months ended March 31, 2014.

Provision for Loan Losses.  We recorded provisions for loan losses of $194,000 and $9,000 for the three months ended March 31, 2015 and 2014, respectively.  The provisions for loan losses included net charge-offs of $13,000 and $10,000 for the three months ended March 31, 2015 and 2014, respectively.  The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.18% and 0.17% at March 31, 2015 and 2014, respectively.  Nonaccrual loans totaled $4.3 million at March 31, 2015, or 0.41% of total loans at that date, compared to $5.1 million of nonaccrual loans at March 31, 2014, or 0.58% of total loans at that date.  Nonaccrual loans as of March 31, 2015 and 2014 consisted primarily of one- to four-family residential real estate loans.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at March 31, 2015 and 2014.  For additional information see footnote (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income.  The following table summarizes changes in noninterest income between the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,		Change
	2015	2014	$ Change	% Change
	(Dollars in thousands)

Service fees on loan and deposit accounts	$460	$499	$(39)	(7.8)%
Income on bank-owned life insurance	255	268	(13)	(4.9)%
Gain on sale of investment securities	236	346	(110)	(31.8)%
Gain on sale of loans	129	79	50	63.3%
Other	166	166	—	—%
Total	$1,246	$1,358	$(112)	(8.2)%

Noninterest income decreased by $112,000 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  During the three months ended March 31, 2015, we sold $2.3 million of held-to-maturity investment securities and recognized a gain of $236,000.  During the three months ended March 31, 2014, we sold $8.4 million of held-to-maturity and trading investment securities and recognized a gain of $346,000.  The sale of held-to-maturity securities, for which the Company had already received a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investments - Debt and Equity Securities topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio.

Noninterest Expense. The following table summarizes changes in noninterest expense between the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,		Change
	2015	2014	$ Change	% Change
	(Dollars in thousands)

Salaries and employee benefits	$5,099	$5,363	$(264)	(4.9)%
Occupancy	1,437	1,422	15	1.1%
Equipment	945	914	31	3.4%
Federal deposit insurance premiums	209	199	10	5.0%
Other general and administrative expenses	1,214	966	248	25.7%
Total	$8,904	$8,864	$40	0.5%

Noninterest expense rose by $40,000 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  Other general and administrative expenses increased by $248,000 to $1.2 million for the three months ended March 31, 2015 from $966,000 for the three months ended March 31, 2014.  The increase was due to higher audit service and other professional fees, advertising expenses and other loan expenses.  Salaries and employee benefits expense decreased by $264,000 to $5.1 million for the three months ended March 31, 2015 from $5.4 million for the three months ended March 31, 2014.  The Company recognized a $474,000 increase in the credit to compensation expense for the cost of originating new mortgage loans because of an increase in new loan originations.  The Receivables topic of the FASB ASC allows financial institutions to take a credit against compensation expense for the direct cost of originating loans.  This was partially offset by a bank-wide budgeted salary increase of approximately 2.0%, which was effective July 1, 2014, and higher bonuses and commissions that occurred primarily because of the increase in new loan originations.

Income Tax Expense.  Income taxes were $2.4 million for the three months ended March 31, 2015, reflecting an effective tax rate of 40.4%, compared to $2.2 million for the three months ended March 31, 2014, reflecting an effective tax rate of 38.6%.  The increase in the effective tax rate is primarily due to a decrease in permanent tax benefits related to our share-based compensation plans.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Territorial Savings Bank’s primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan repayments, advances from the Federal Home Loan Bank of Seattle, securities sold under agreements to repurchase, proceeds from loan and security sales and principal repayments on securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Treasurer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2015.

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

Our most liquid asset is cash.  The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period.  At March 31, 2015, Territorial Savings Bank’s cash and cash equivalents totaled $45.8 million. On that date, we had $60.0 million in securities sold under agreements to repurchase outstanding and $27.0 million of Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $396.0 million under Federal Home Loan Bank advances.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2015, we had $45.0 million in loan commitments outstanding, most of which were for fixed-rate loans, and had $25.4 million in unused lines of credit to borrowers.  Certificates of deposit due within one year of March 31, 2015 totaled $177.6 million, or 12.9% of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2016.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the three months ended March 31, 2015 and 2014, we originated $120.3 million and $45.2 million of loans, respectively, and purchased $2.4 million and $27.9 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances, securities sold under agreements to repurchase, stock repurchases and dividend payments.  We experienced net increases in deposits of $21.8 million and $28.6 million for the three months ended March 31, 2015 and 2014, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Seattle, which provide an additional source of funds.  Federal Home Loan Bank advances increased by $12.0 million during the three months ended March 31, 2015 to $27.0 million and remained constant at $15.0 million during the three months ended March 31, 2014.  We had the ability to borrow up to an additional $396.0 million and $389.2 million from the Federal Home Loan Bank of Seattle as of March 31, 2015 and 2014, respectively.  We also utilize securities sold under agreements to repurchase as another borrowing source.  Securities sold under agreements to repurchase decreased by $12.0 million for the three months ended March 31, 2015 to $60.0 million and remained constant at $72.0 million for the three months ended March 31, 2014.

Territorial Savings Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  On July 10, 2014, Territorial Savings Bank became a member of the Federal Reserve System.  The Federal Reserve requires that Territorial Savings Bank maintain a Tier 1 Leverage Capital ratio of 9.0% for the next three years as a condition of membership.  Effective January 1, 2015, the well capitalized threshold for Tier 1 risk-based capital requirement was increased from 6.0% to 8.0% and a new capital standard, common equity tier 1 risk-based capital, was implemented with a 6.5% ratio requirement for a financial institution to be considered well capitalized.  Additionally, effective January 1, 2015, consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions became applicable to savings and loan holding companies over $1.0 billion in assets, such as the Company.  At March 31, 2015, Territorial Savings Bank and the Company exceeded all regulatory capital requirements and are considered to be “well capitalized” under regulatory guidelines.  The tables below present the capital required to be considered “well-capitalized” as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for both Territorial Savings Bank and the Company at March 31, 2015 and December 31, 2014 for Territorial Savings Bank:

As of March 31, 2015

(Dollars in Thousands)

	Required Ratio	Actual Amount	Actual Ratio
Tier 1 Leverage Capital
Territorial Savings Bank (1)	9.00%	$208,169	12.23%
Territorial Bancorp Inc.	5.00%	$220,493	12.96%
Common Equity Tier 1 Risk- Based Capital (2)
Territorial Savings Bank	9.00%	$208,169	28.00%
Territorial Bancorp Inc.	9.00%	$220,493	29.65%
Tier 1 Risk-Based Capital (2)
Territorial Savings Bank	10.50%	$208,169	28.00%
Territorial Bancorp Inc.	10.50%	$220,493	29.65%
Total Risk-Based Capital (2)
Territorial Savings Bank	12.50%	$210,044	28.25%
Territorial Bancorp Inc.	12.50%	$222,368	29.90%

(1)         As a condition of membership in the Federal Reserve System, Territorial Savings Bank is required to maintain a Tier 1 Leverage Capital ratio of 9.00% for three years beginning on July 10, 2014.

(2)         The required Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios are based on the fully-phased in capital ratios in the Basel III capital regulations plus the 2.50 % capital conservation buffer that becomes effective on January 1, 2019.

As of December 31, 2014

(Dollars in Thousands)

	Required Ratio	Actual Amount	Actual Ratio
Tier 1 Leverage Capital
Territorial Savings Bank (1)	9.00%	$203,708	12.10%
Tier 1 Risk-Based Capital
Territorial Savings Bank	4.00%	$203,708	29.68%
Total Risk-Based Capital
Territorial Savings Bank	8.00%	$205,403	29.93%

(1)         As a condition of membership in the Federal Reserve System, Territorial Savings Bank is required to maintain a Tier 1 Leverage Capital ratio of 9.00% for three years beginning on July 10, 2014.

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

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.  Except for an increase of $1.4 million in certificates of deposit and an increase of $26.9 million in loan commitments between December 31, 2014 and March 31, 2015, there have not been any material changes in contractual obligations and funding needs since December 31, 2014.

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

Change in Interest Rates (bp) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE	Percentage Change in EVE	EVE Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in EVE Ratio as a Percent of Present Value of Assets (3)(4)
(Dollars in thousands)

+400	$207,934	$(57,572)	(21.68)%	12.30%	(2.79)%
+300	$232,214	$(33,292)	(12.54)%	13.52%	(1.57)%
+200	$254,417	$(11,089)	(4.18)%	14.60%	(0.49)%
+100	$268,599	$3,094	1.17%	15.26%	0.17%
0	$265,506	$—	—%	15.09%	—%
(100)	$230,610	$(34,896)	(13.14)%	13.35%	(1.74)%

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

Interest rates on mortgage-backed securities declined by approximately 20 basis points between December 31, 2014 and March 31, 2015.  The decrease in interest rates has likely increased our EVE.  However, we do not believe that the increase in EVE is material.

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

ITEM 4.                        CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2015. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.               RISK FACTORS

There have been no material changes from Risk Factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2014.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                                 Not applicable.

(b)                                 Not applicable.

(c)                                  Stock Repurchases.  The following table sets forth information in connection with repurchases of our shares of common stock during the first quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1)

January 1, 2015 through January 31, 2015	92,100	$21.60	92,100	107,364

February 1, 2015 through February 28, 2015	70,145	$21.78	70,145	37,219

March 1, 2015 through March 31, 2015	35,860	$22.05	35,860	1,359

Total	198,105	$21.74	198,105	1,359

(1)         On December 4, 2014, our Board of Directors authorized the repurchase of up to 400,000 shares of our common stock.  The Company may initially repurchase up to a total of 250,000 shares.  Further repurchases would be subject to the receipt of regulatory approvals or non-objections for the employee stock ownership plan to own 10% or more of the Company’s outstanding shares of common stock.  In accordance with this authorization, we had repurchased 248,641 shares of our common stock as of March 31, 2015 and 250,000 shares as of April 30, 2015.  This repurchase authorization expires on February 17, 2016.  We have entered into a Rule 10b5-1 plan with respect to our stock repurchase plan.

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

TERRITORIAL BANCORP INC.
(Registrant)

Date: May 8, 2015	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and
Chief Executive Officer

Date: May 8, 2015	/s/ Melvin M. Miyamoto
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