Form 10-Q
period 2015-09-30
Territorial Bancorp Inc.
filed 2015-11-06
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  9,680,322 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of October 31, 2015.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.         FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	September 30,	December 31,
	2015	2014

ASSETS
Cash and cash equivalents	$39,466	$75,060
Investment securities held to maturity, at amortized cost (fair value of $520,534 and $586,710 at September 30, 2015 and December 31, 2014, respectively)	508,747	572,922
Loans held for sale	225	1,048
Loans receivable, net	1,163,292	968,212
Federal Home Loan Bank stock, at cost	4,590	11,234
Federal Reserve Bank stock, at cost	2,989	2,925
Accrued interest receivable	4,742	4,436
Premises and equipment, net	5,026	5,629
Bank-owned life insurance	42,072	41,303
Current income taxes receivable	1,523	—
Deferred income taxes receivable	8,366	7,254
Prepaid expenses and other assets	2,477	1,874

Total assets	$1,783,515	$1,691,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,412,997	$1,359,679
Advances from the Federal Home Loan Bank	64,000	15,000
Securities sold under agreements to repurchase	55,000	72,000
Accounts payable and accrued expenses	28,582	24,098
Current income taxes payable	1,476	826
Advance payments by borrowers for taxes and insurance	3,094	3,916

Total liabilities	1,565,149	1,475,519

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 9,698,420 and 9,919,064 shares at September 30, 2015 and December 31, 2014, respectively	97	99
Additional paid-in capital	70,295	75,229
Unearned ESOP shares	(6,484)	(6,851)
Retained earnings	159,785	153,289
Accumulated other comprehensive loss	(5,327)	(5,388)

Total stockholders’ equity	218,366	216,378

Total liabilities and stockholders’ equity	$1,783,515	$1,691,897

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest and dividend income:
Loans	$11,809	$10,020	$33,761	$29,320
Investment securities	4,098	4,895	12,895	15,055
Other investments	64	75	213	153
Total interest and dividend income	15,971	14,990	46,869	44,528

Interest expense:
Deposits	1,198	1,138	3,486	3,332
Advances from the Federal Home Loan Bank	211	67	438	199
Securities sold under agreements to repurchase	221	346	776	1,032
Total interest expense	1,630	1,551	4,700	4,563

Net interest income	14,341	13,439	42,169	39,965
Provision for loan losses	71	23	366	188

Net interest income after provision for loan losses	14,270	13,416	41,803	39,777

Noninterest income:
Service fees on loan and deposit accounts	590	555	1,577	1,578
Income on bank-owned life insurance	259	265	770	797
Gain on sale of investment securities	—	392	476	1,047
Gain on sale of loans	201	118	440	283
Other	138	68	419	330
Total noninterest income	1,188	1,398	3,682	4,035

Noninterest expense:
Salaries and employee benefits	5,596	5,402	15,759	16,062
Occupancy	1,483	1,474	4,348	4,305
Equipment	1,025	956	2,923	2,775
Federal deposit insurance premiums	214	202	634	602
Other general and administrative expenses	1,048	1,045	3,449	2,946
Total noninterest expense	9,366	9,079	27,113	26,690

Income before income taxes	6,092	5,735	18,372	17,122

Income taxes	2,406	2,273	7,323	6,479
Net income	$3,686	$3,462	$11,049	$10,643

Basic earnings per share	$0.41	$0.38	$1.22	$1.16
Diluted earnings per share	$0.40	$0.37	$1.19	$1.15
Cash dividends declared per common share	$0.17	$0.15	$0.49	$0.44
Basic weighted-average shares outstanding	9,085,725	9,218,745	9,086,481	9,190,476
Diluted weighted-average shares outstanding	9,301,500	9,323,306	9,250,835	9,283,425

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$3,686	$3,462	$11,049	$10,643

Change in unfunded pension liability	—	—	(64)	—
Change in unrealized loss on securities	8	1	24	5
Change in noncredit related loss on trust preferred securities	(7)	3	101	75
Other comprehensive income, net of tax	1	4	61	80

Comprehensive income	$3,687	$3,466	$11,110	$10,723

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity

Balances at December 31, 2013	$101	$77,340	$(7,340)	$145,826	$(3,787)	$212,140

Net income	—	—	—	10,643	—	10,643
Other comprehensive income	—	—	—	—	80	80
Cash dividends declared ($0.44 per share)	—	—	—	(4,174)	—	(4,174)
Share-based compensation	1	2,001	—	—	—	2,002
Allocation of 36,699 ESOP shares	—	410	367	—	—	777
Repurchase of 195,109 shares of company common stock	(2)	(4,380)	—	—	—	(4,382)

Balances at September 30, 2014	$100	$75,371	$(6,973)	$152,295	$(3,707)	$217,086

Balances at December 31, 2014	$99	$75,229	$(6,851)	$153,289	$(5,388)	$216,378

Net income	—	—	—	11,049	—	11,049
Other comprehensive income	—	—	—	—	61	61
Cash dividends declared ($0.49 per share)	—	—	—	(4,553)	—	(4,553)
Share-based compensation	1	2,416	—	—	—	2,417
Allocation of 36,699 ESOP shares	—	499	367	—	—	866
Repurchase of 334,976 shares of company common stock	(3)	(7,866)	—	—	—	(7,869)
Exercise of 1,000 options of common stock	—	17	—	—	—	17

Balances at September 30, 2015	$97	$70,295	$(6,484)	$159,785	$(5,327)	$218,366

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2015	2014

Cash flows from operating activities:
Net income	$11,049	$10,643
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	366	188
Depreciation and amortization	985	1,032
Deferred income taxes	(1,152)	(1,445)
Amortization of fees, discounts, and premiums	(374)	(310)
Origination of loans held for sale	(45,452)	(27,195)
Proceeds from sales of loans held for sale	46,459	27,086
Gain on sale of loans, net	(440)	(283)
Net gain on sale of real estate owned	(12)	—
Purchases of investment securities held for trading	—	(5,041)
Proceeds from sale of investment securities held for trading	—	5,071
Gain on sale of investment securities held for trading	—	(30)
Gain on sale of investment securities held to maturity	(476)	(1,017)
Net loss on disposal of premises and equipment	4	—
ESOP expense	866	777
Share-based compensation expense	2,417	2,002
Increase in accrued interest receivable	(306)	(140)
Net increase in bank-owned life insurance	(769)	(796)
Net increase in prepaid expenses and other assets	(573)	(454)
Net increase (decrease) in accounts payable and accrued expenses	3,819	(2,038)
Net decrease in advance payments by borrowers for taxes and insurance	(822)	(1,407)
Net increase in income taxes receivable	(1,523)	—
Net increase (decrease) in income taxes payable	650	(48)
Net cash from operating activities	14,716	6,595

Cash flows from investing activities:
Purchases of investment securities held to maturity	(10,300)	(34,831)
Principal repayments on investment securities held to maturity	69,966	48,705
Proceeds from sale of investment securities held to maturity	5,083	11,506
Loan originations, net of principal repayments on loans receivable	(194,900)	(68,694)
Purchases of Federal Home Loan Bank stock	(2,920)	—
Proceeds from redemption of Federal Home Loan Bank stock	9,564	337
Purchases of Federal Reserve Bank stock	(64)	(2,904)
Proceeds from sale of real estate owned	204	—
Purchases of premises and equipment	(416)	(820)
Net cash from investing activities	(123,783)	(46,701)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2015	2014

Cash flows from financing activities:
Net increase in deposits	$53,318	$38,545
Proceeds from advances from the Federal Home Loan Bank	115,000	—
Repayments of advances from the Federal Home Loan Bank	(66,000)	—
Proceeds from securities sold under agreements to repurchase	30,000	—
Repayments of securities sold under agreements to repurchase	(47,000)	—
Purchases of Fed Funds	10	10
Sales of Fed Funds	(10)	(10)
Proceeds from issuance of common stock	17	—
Repurchases of common stock	(7,309)	(4,907)
Cash dividends paid	(4,553)	(4,174)
Net cash from financing activities	73,473	29,464

Net decrease in cash and cash equivalents	(35,594)	(10,642)

Cash and cash equivalents at beginning of the period	75,060	75,365

Cash and cash equivalents at end of the period	$39,466	$64,723

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$4,780	$4,502
Income taxes	8,932	7,972

Supplemental disclosure of noncash investing and financing activities:
Loans transferred to real estate owned	$192	$—

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)                     Basis of Presentation

The accompanying unaudited consolidated financial statements of Territorial Bancorp Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  These interim condensed consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed as part of the Annual Report on Form 10-K for the year ended December 31, 2014.  In the opinion of management, all adjustments necessary for a fair presentation have been made and consist only of normal recurring adjustments.  Interim results of operations are not necessarily indicative of results to be expected for the year.

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

In May 2014, the FASB amended the Revenue Recognition topic of the FASB ASC.  The amendment seeks to clarify the principles for recognizing revenue as well as to develop common revenue standards for U.S. generally accepted accounting principles and International Financial Reporting Standards.  The amendment is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted.  In August 2015, the FASB deferred the effective date of the amendment by one year.  However, entities may still choose to adopt the amendment as of the original effective date.  The Company does not expect the adoption of this amendment to have a material effect on its consolidated financial statements.

In June 2014, the FASB amended the Transfers and Servicing topic of the FASB ASC.  The amendment modifies the accounting for certain types of repurchase transactions as well as adds new disclosure requirements for repurchase transactions.  The amendment was effective for interim and annual periods beginning after December 15, 2014, with early adoption prohibited.  The Company adopted this amendment on January 1, 2015, and the adoption did not have a material effect on its consolidated financial statements.  See note 9, Securities Sold Under Agreements to Repurchase.

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

(4)                     Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	September 30,	December 31,
(Dollars in thousands)	2015	2014

Cash and due from banks	$9,841	$10,803
Interest-earning deposits in other banks	29,625	64,257
Cash and cash equivalents	$39,466	$75,060

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank.

(5)                     Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2015:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$507,891	$15,266	$(3,479)	$519,678
Trust preferred securities	856	—	—	856
Total	$508,747	$15,266	$(3,479)	$520,534

December 31, 2014:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$572,232	$18,078	$(4,290)	$586,020
Trust preferred securities	690	—	—	690
Total	$572,922	$18,078	$(4,290)	$586,710

The amortized cost and estimated fair value of investment securities at September 30, 2015 are shown below.  Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Held to maturity:
Due within 5 years	$37	$39
Due after 5 years through 10 years	7	8
Due after 10 years	508,703	520,487
Total	$508,747	$520,534

Realized gains and losses and the proceeds from sales of securities held to maturity and trading are shown in the table below.  All sales of securities were U.S. government-sponsored mortgage-backed securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Proceeds from sales	$—	$4,307	$5,083	$16,577
Gross gains	—	392	476	1,047
Gross losses	—	—	—	—

The Company did not sell any held-to-maturity mortgage-backed securities during the three months ended September 30, 2015.  During the three months ended September 30, 2014, the Company received proceeds of $4.3 million from the sale of $3.9 million of held-to-maturity mortgage-backed securities, resulting in gross realized gains of $392,000. During the nine months ended September 30, 2015 and 2014, the Company received proceeds of $5.0 million and $11.5 million, respectively, from the sale of $4.6 million and $10.5 million, respectively, of held-to-maturity mortgage-backed securities, resulting in gross realized gains of $415,000 and $1.0 million, respectively.  The sale of these mortgage-backed securities, for which the Company had already collected a substantial portion of the original purchased principal (at least 85%), is in accordance with the Investments — Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of intent to hold remaining securities in the held-to-maturity portfolio to maturity.

During the nine months ended September 30, 2015, the Company received proceeds of $61,000 from the sale of one of the trust preferred securities the Company owned, PreTSL XXIV.  The Company previously wrote off the entire book value of this security when it incurred an other-than-temporary impairment charge in prior years.  The trust preferred security sold was classified in the held-to-maturity portfolio.  Since the credit rating of this security was downgraded, in accordance with the Investments — Debt and Equity Securities topic of the FASB ASC, the sale of this security does not taint management’s assertion of intent to hold remaining securities in the held-to-maturity portfolio to maturity.

During the nine months ended September 30, 2014, the Company received proceeds of $5.0 million from the sale of a held-for-trading security and recognized a gain of $30,000.

Investment securities with amortized costs of $246.5 million and $270.2 million at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at September 30, 2015 and December 31, 2014.  The Company does not intend to sell these securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities		Unrealized		Unrealized	Number of		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
September 30, 2015:
Mortgage-backed securities	$126,413	$1,976	$54,029	$1,503	34	$180,442	$3,479
December 31, 2014:
Mortgage-backed securities	$12,717	$65	$183,349	$4,225	37	$196,066	$4,290

Mortgage-Backed Securities.  The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates.  All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2015 and December 31, 2014.

Trust Preferred Securities.  At September 30, 2015, the Company owned one trust preferred security, PreTSL XXIII.  The trust preferred security represents an investment in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. This security is classified in the Company’s held-to-maturity investment portfolio.

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

Based on the Company’s review, the Company’s investment in PreTSL XXIII did not incur additional impairment during the quarter ended September 30, 2015.

PreTSL XXIII has an amortized cost of $856,000 at September 30, 2015.  The difference between the amortized cost of $856,000 and the remaining cost basis of $1.1 million is reported as accumulated other comprehensive loss and is related to noncredit factors.

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

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)	2015	2014
Balance at January 1,	$5,885	$5,885
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Credit losses on debt securities which were sold	(3,482)	—
Balance at September 30,	$2,403	$5,885

The table below shows the components of accumulated other comprehensive loss, net of taxes, resulting from other-than-temporarily impaired securities:

	September 30,
(Dollars in thousands)	2015	2014
Noncredit losses on other-than-temporarily impaired securities, net of taxes	$183	$301

(6)                     Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Real estate loans:
First mortgages:
One- to four-family residential	$1,123,353	$926,074
Multi-family residential	9,910	8,920
Construction, commercial, and other	16,422	18,415
Home equity loans and lines of credit	15,053	15,992
Total real estate loans	1,164,738	969,401
Other loans:
Loans on deposit accounts	282	441
Consumer and other loans	4,467	4,173
Total other loans	4,749	4,614
Less:
Net unearned fees and discounts	(4,133)	(4,112)
Allowance for loan losses	(2,062)	(1,691)
Total unearned fees, discounts and allowance for loan losses	(6,195)	(5,803)
Loans receivable, net	$1,163,292	$968,212

The table below presents the activity in the allowance for loan losses by portfolio segment:

(Dollars in thousands)	Residential Mortgage	Construction, Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals
Three months ended September 30, 2015:
Balance, beginning of period	$1,243	$407	$3	$101	$240	$1,994
Provision (reversal of allowance) for loan losses	109	—	—	(20)	(18)	71
	1,352	407	3	81	222	2,065
Charge-offs	—	—	—	(10)	—	(10)
Recoveries	—	3	1	3	—	7
Net charge-offs	—	3	1	(7)	—	(3)
Balance, end of period	$1,352	$410	$4	$74	$222	$2,062

Nine months ended September 30, 2015:
Balance, beginning of period	$413	$977	$5	$263	$33	$1,691
Provision (reversal of allowance) for loan losses	936	(577)	(18)	(164)	189	366
	1,349	400	(13)	99	222	2,057
Charge-offs	—	—	—	(35)	—	(35)
Recoveries	3	10	17	10	—	40
Net charge-offs	3	10	17	(25)	—	5
Balance, end of period	$1,352	$410	$4	$74	$222	$2,062

(Dollars in thousands)	Residential Mortgage	Construction, Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals
Three months ended September 30, 2014:
Balance, beginning of period	$344	$932	$7	$159	$68	$1,510
Provision (reversal of allowance) for loan losses	9	78	(1)	(5)	(58)	23
	353	1,010	6	154	10	1,533
Charge-offs	—	—	—	(10)	—	(10)
Recoveries	—	1	1	3	—	5
Net charge-offs	—	1	1	(7)	—	(5)
Balance, end of period	$353	$1,011	$7	$147	$10	$1,528

Nine months ended September 30, 2014:
Balance, beginning of period	$376	$799	$10	$229	$72	$1,486
Provision (reversal of allowance) for loan losses	95	211	4	(60)	(62)	188
	471	1,010	14	169	10	1,674
Charge-offs	(118)	—	(10)	(35)	—	(163)
Recoveries	—	1	3	13	—	17
Net charge-offs	(118)	1	(7)	(22)	—	(146)
Balance, end of period	$353	$1,011	$7	$147	$10	$1,528

During the nine months ended September 30, 2015, the Company increased the loan loss provisions for residential mortgage loans based on the growth of this segment of the loan portfolio and the concentration of loans in Hawaii.  The Company also reduced the loan loss provisions on construction, commercial and other mortgage loans, home equity loans and lines of credit and consumer and other loans based on a continued limited loss experience.  The allocation of a portion of the allowance from one category of loans does not preclude its availability to absorb losses in other loan categories.

Management considers the allowance for loan losses at September 30, 2015 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions at that date. While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings.  In addition, as an integral part of their examination process, the bank regulators periodically review the allowance for loan losses and may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

(Dollars in thousands)	Residential Mortgage	Construction, Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals
September 30, 2015:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,352	410	4	74	222	2,062
Total ending allowance balance	$1,352	$410	$4	$74	$222	$2,062

Loans:
Ending loan balance:
Individually evaluated for impairment	$6,473	$—	$124	$—	$—	$6,597
Collectively evaluated for impairment	1,122,709	16,349	14,937	4,762	—	1,158,757
Total ending loan balance	$1,129,182	$16,349	$15,061	$4,762	$—	$1,165,354

December 31, 2014:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	413	977	5	263	33	1,691
Total ending allowance balance	$413	$977	$5	$263	$33	$1,691

Loans:
Ending loan balance:
Individually evaluated for impairment	$6,158	$—	$296	$4	$—	$6,458
Collectively evaluated for impairment	924,732	18,399	15,702	4,612	—	963,445
Total ending loan balance	$930,890	$18,399	$15,998	$4,616	$—	$969,903

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance
September 30, 2015:
With no related allowance recorded:
One- to four-family residential mortgages	$6,473	$7,234
Home equity loans and lines of credit	124	160

Total	$6,597	$7,394

December 31, 2014:
With no related allowance recorded:
One- to four-family residential mortgages	$6,158	$6,775
Home equity loans and lines of credit	296	324
Consumer and other	4	4

Total	$6,458	$7,103

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
2015:
With no related allowance recorded:
One- to four-family residential mortgages	$6,515	$16	$6,586	$52
Home equity loans and lines of credit	126	—	129	—
Total	$6,641	$16	$6,715	$52

2014:
With no related allowance recorded:
One- to four-family residential mortgages	$6,785	$28	$6,931	$88
Home equity loans and lines of credit	302	—	311	—
Consumer and other	1	—	1	—
Total	$7,088	$28	$7,243	$88

There were no loans individually evaluated for impairment with a related allowance for loan loss as of September 30, 2015 or December 31, 2014.  Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they are written down to fair value.

The table below presents the aging of loans and accrual status by class of loans:

(Dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total Loans	Nonaccrual Loans	Loans More Than 90 Days Past Due and Still Accruing
September 30, 2015:
One- to four-family residential mortgages	$1,511	$—	$1,516	$3,027	$1,116,270	$1,119,297	$5,265	$—
Multi-family residential mortgages	—	—	—	—	9,885	9,885	—	—
Construction, commercial and other mortgages	—	—	—	—	16,349	16,349	—	—
Home equity loans and lines of credit	—	—	—	—	15,061	15,061	124	—
Loans on deposit accounts	—	—	—	—	282	282	—	—
Consumer and other	6	1	—	7	4,473	4,480	—	—

Total	$1,517	$1	$1,516	$3,034	$1,162,320	$1,165,354	$5,389	$—

December 31, 2014:
One- to four-family residential mortgages	$1,040	$736	$593	$2,369	$919,624	$921,993	$4,153	$—
Multi-family residential mortgages	—	—	—	—	8,897	8,897	—	—
Construction, commercial and other mortgages	—	—	—	—	18,399	18,399	—	—
Home equity loans and lines of credit	—	—	161	161	15,837	15,998	296	—
Loans on deposit accounts	—	—	—	—	440	440	—	—
Consumer and other	7	1	4	12	4,164	4,176	4	—

Total	$1,047	$737	$758	$2,542	$967,361	$969,903	$4,453	$—

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

The Company had 20 nonaccrual loans with a book value of $5.4 million at September 30, 2015 and 18 nonaccrual loans with a book value of $4.5 million as of December 31, 2014.  The Company collected interest on nonaccrual loans of $170,000 and $197,000 during the nine months ended September 30, 2015 and 2014, respectively, but due to regulatory requirements, the Company recorded the interest as a reduction of principal.  The Company would have recognized additional interest income of $231,000 and $164,000 during the nine months ended September 30, 2015 and 2014, respectively, had the loans been accruing interest.  The Company did not have any loans more than 90 days past due and still accruing interest as of September 30, 2015 and December 31, 2014.

There were no loans modified in a troubled debt restructuring during the nine months ended September 30, 2015 or 2014.  There were no new troubled debt restructurings within the past 12 months that subsequently defaulted.

The Company had 15 troubled debt restructurings totaling $3.4 million as of September 30, 2015 that were considered to be impaired.  This total included 14 one- to four-family residential mortgage loans totaling $3.3 million and one home equity loan for $124,000.  Four of the loans, totaling $889,000, are performing in accordance with their restructured terms and accruing interest at September 30, 2015.  One of the loans, for $319,000, was 59 days delinquent and accruing interest at September 30, 2015.  Nine of the loans, totaling $2.1 million, are performing in accordance with their restructured terms but not accruing interest at September 30, 2015.  One of the loans, for $149,000, was more than 149 days delinquent and not accruing interest as of September 30, 2015.  The Company had 17 troubled debt restructurings totaling $4.6 million as of December 31, 2014 that were considered to be impaired.  This total included 16 one- to four-family residential mortgage loans totaling $4.4 million and one home equity loan for $135,000.  Six of the loans, totaling $2.0 million, were performing in accordance with their restructured terms and accruing interest at December 31, 2014.  Nine of the loans, totaling $2.2 million, were performing in accordance with their restructured terms but not accruing interest at December 31, 2014.  Two of the loans, totaling $343,000, were delinquent and not accruing interest at December 31, 2014.  Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers.  At September 30, 2015, we had no commitments to lend any additional funds to these borrowers.

The Company had no real estate owned as of September 30, 2015 or December 31, 2014.  There were three one-to four-family residential mortgage loans totaling $685,000 in the process of foreclosure as of September 30, 2015, and two one- to four-family residential mortgage loans totaling $352,000 in the process of foreclosure as of September 30, 2014.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii.  Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the nine months ended September 30, 2015 and 2014, the Company sold $46.2 million and $26.9 million, respectively, of mortgage loans held for sale and recognized gains of $440,000 and $283,000, respectively.  During the three months ended September 30, 2015 and 2014, the Company sold $17.7 million and $10.0 million, respectively, of mortgage loans held for sale and recognized gains of $201,000 and $118,000, respectively.  The Company had one loan held for sale for $225,000 at September 30, 2015 and six loans held for sale totaling $1.0 million at December 31, 2014.

The Company serviced loans for others of $53.4 million at September 30, 2015 and $60.5 million at December 31, 2014. Of these amounts, $2.8 million and $3.0 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at September 30, 2015 and December 31, 2014, respectively.  The amount of contractually specified servicing fees earned for the nine-month periods ended September 30, 2015 and 2014 was $117,000 and $137,000, respectively.  The amount of contractually specified servicing fees earned for the three-month periods ended September 30, 2015 and 2014 was $37,000 and $44,000, respectively.  The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

(7)                     Federal Home Loan Bank Stock

On June 1, 2015, the Federal Home Loan Bank of Seattle (FHLB Seattle) completed its merger with the Federal Home Loan Bank of Des Moines (FHLB Des Moines).  After the merger, the FHLB Des Moines repurchased all outstanding excess capital stock, resulting in the repurchase of $7.2 million of capital stock we held in the FHLB Des Moines.  Combined with $559,000 of additional net stock purchases related to collateral on new advances, this resulted in a decrease in our investment in FHLB stock from $11.2 million at December 31, 2014 to $4.6 million at September 30, 2015.

(8)                     Advances from the Federal Home Loan Bank

Federal Home Loan Bank advances are secured by a blanket pledge on the Bank’s assets not otherwise pledged.  Our credit line with the FHLB Seattle was equal to 25% of Territorial Savings Bank’s total assets and as of December 31, 2014, we had the capacity to borrow an additional $399.0 million.  After the FHLB Seattle merged with the FHLB Des Moines, our credit line was raised to 35% of Territorial Savings Bank’s total assets and as of September 30, 2015, we had the capacity to borrow an additional $546.0 million.

Advances outstanding consisted of the following:

	September 30, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate

Due within one year	$—	—%	$10,000	2.06%
Due over 2 years to 3 years	27,000	1.33	—	—
Due over 3 years to 4 years	27,000	1.63	5,000	1.20
Due over 4 years to 5 years	10,000	1.66	—	—
Total	$64,000	1.51%	$15,000	1.77%

(9)       Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset.  Securities sold under agreements to repurchase are summarized as follows:

	September 30, 2015		December 31, 2014
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
1 year or less	$—	—%	$47,000	2.11%
Over 2 years to 3 years	25,000	1.46	25,000	1.46
Over 3 years to 4 years	20,000	1.66	—	—
Over 4 years to 5 years	10,000	1.65	—	—
Total	$55,000	1.57%	$72,000	1.88%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at September 30, 2015.  The amount at risk is the greater of the carrying value or fair value over the repurchase liability and refers to the potential loss to the Company if the secured lender fails to return the security at the maturity date of the agreement.  All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government-sponsored enterprises.  The repurchase liability cannot exceed 90% of the fair value of securities pledged.  In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$68,552	$69,459	$55,000	$14,459	35

(10)     Offsetting of Financial Liabilities

Securities sold under agreements to repurchase are subject to a right of offset in the event of default.  See note 9, Securities Sold Under Agreements to Repurchase, for additional information.

	Gross Amount	Gross Amount	Net Amount of Liabilities	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)	of Recognized Liabilities	Offset in the Balance Sheet	Presented in the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2015:
Securities sold under agreements to repurchase	$55,000	$—	$55,000	$55,000	$—	$—

December 31, 2014:
Securities sold under agreements to repurchase	$72,000	$—	$72,000	$72,000	$—	$—

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

The components of net periodic benefit cost were as follows:

	SERP		SERP
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Net periodic benefit cost for the period
Service cost	$21	$25	$63	$75
Interest cost	31	30	93	89
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized actuarial loss	—	—	—	—
Recognized curtailment loss	—	—	—	—
Net periodic benefit cost	$52	$55	$156	$164

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company.  The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants.  As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity.  The shares committed to be released are considered outstanding for earnings per share computations.  Compensation expense recognized for the three months ended September 30, 2015 and 2014 amounted to $266,000 and $216,000, respectively.  Compensation expense recognized for the nine months ended September 30, 2015 and 2014 amounted to $729,000 and $673,000, respectively.

Shares held by the ESOP trust were as follows:

	September 30,	December 31,
	2015	2014
Allocated shares	314,324	283,381
Unearned shares	648,358	685,057
Total ESOP shares	962,682	968,438
Fair value of unearned shares, in thousands	$16,883	$14,763

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula.  The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans.  We accrue for these benefits over the period during which employees provide services to earn these benefits. For the three months ended September 30, 2015 and 2014, we accrued $91,000 and $63,000, respectively, for the ESOP restoration plan.  For the nine months ended September 30, 2015 and 2014, we accrued $194,000 and $156,000, respectively, for the ESOP restoration plan.

(13)     Share-Based Compensation

On August 19, 2010, Territorial Bancorp Inc. adopted the 2010 Equity Incentive Plan, which provides for awards of stock options and restricted stock to key officers and outside directors.  In accordance with the Compensation — Stock Compensation topic of the FASB ASC, the cost of the 2010 Equity Incentive Plan is based on the fair value of the awards on the grant date.  The fair value of restricted stock is based on the closing price of the Company’s stock on the grant date.  The fair value of stock options is estimated using a Black-Scholes option pricing model using assumptions for dividend yield, stock price volatility, risk-free interest rate and option term.  These assumptions are based on our judgments regarding future events, are subjective in nature, and cannot be determined with precision.  The cost of the awards will be recognized on a straight-line basis over the three-, five- or six-year vesting period during which participants are required to provide services in exchange for the awards.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Compensation expense	$674	$675	$2,001	$2,002
Income tax benefit	271	302	803	911

Shares of our common stock issued under the 2010 Equity Incentive Plan shall be authorized but unissued shares.   The maximum number of shares that will be awarded under the plan will be 1,712,637 shares.

Stock Options

The table below presents the stock option activity for the nine months ended September 30, 2015 and 2014:

	Options	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Thousands)
Options outstanding at December 31, 2014	832,954	$17.38	5.68	$3,471
Granted	3,600	26.23	9.92	—
Exercised	1,000	17.36	—	8
Forfeited	3,254	17.36	—	—
Expired	—	—	—	—

Options outstanding at September 30, 2015	832,300	$17.42	4.95	$7,173

Options outstanding at December 31, 2013	832,954	$17.38	6.68	$4,845
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Options outstanding at September 30, 2014	832,954	$17.38	5.93	$2,421

Options vested and exercisable at September 30, 2015	693,026	$17.38	4.93	$6,000

There were 1,000 stock options exercised during the three and nine months ended September 30, 2015.  There were no stock options exercised during the three and nine months ended September 30, 2014.

The following summarizes certain stock option activity of the Company:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Intrinsic value of stock options exercised	$8	$—	$8	$—
Cash received from stock options exercised	17	—	17	—
Tax benefits realized from stock options exercised	3	—	3	—
Total fair value of stock options that vested	3,618	2,819	3,618	2,819

As of September 30, 2015, the Company had $651,000 of unrecognized compensation costs related to the stock option plan. The cost of the stock option plan is being amortized over the three-, five- or six-year vesting period.

There were 3,600 options granted in the three and nine months ended September 30, 2015.  There were no options granted in the three or nine months ended September 30, 2014.

The fair value of the Company’s stock options was determined using the Black-Scholes option pricing formula. The following assumptions were used in the formula for options issued in 2015:

2015
Expected volatility	20.56%
Risk-free interest rate	1.62%
Expected dividends	2.59%
Expected life (in years)	6.00
Grant price for the stock options	$26.23

Expected volatility - Based on the historical volatility of the Company’s stock.

Risk-free interest rate - Based on the U.S. Treasury yield curve and expected life of the options at the time of grant.

Expected dividends - Based on the quarterly dividend and the price of the Company’s stock at the time of grant.

Expected life - Based on a weighted-average of the three-year vesting period and the 10-year contractual term of the stock option plan.

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

The table below presents the restricted stock award activity:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	226,733	$17.39
Granted	3,600	26.23
Vested	113,332	17.39
Forfeited	2,459	17.36
Nonvested at September 30, 2015	114,542	$17.67

Nonvested at December 31, 2013	340,065	$17.39
Granted	—	—
Vested	113,332	17.39
Forfeited	—	—
Nonvested at September 30, 2014	266,733	$17.39

As of September 30, 2015, the Company had $1.9 million of unrecognized compensation costs related to restricted stock awards.  The cost of the restricted stock awards is being amortized over the three-, five- or six-year vesting period.

(14)     Earnings Per Share

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share data)	2015	2014	2015	2014

Net income	$3,686	$3,462	$11,049	$10,643

Weighted-average number of shares used in:
Basic earnings per share	9,085,725	9,218,745	9,086,481	9,190,476
Dilutive common stock equivalents:
Stock options and restricted stock units	215,775	104,561	164,354	92,949
Diluted earnings per share	9,301,500	9,323,306	9,250,835	9,283,425
Net income per common share, basic	$0.41	$0.38	$1.22	$1.16
Net income per common share, diluted	$0.40	$0.37	$1.19	$1.15

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

(15)     Other Comprehensive Loss

The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes:

(Dollars in thousands)	Unfunded Pension Liability	Noncredit Related Loss on Trust Preferred Securities	Unrealized Loss on Securities	Total
Three months ended September 30, 2015
Balances at beginning of period	$5,096	$176	$56	$5,328
Other comprehensive income, net of taxes	—	7	(8)	(1)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	—	7	(8)	(1)
Balances at end of period	$5,096	$183	$48	$5,327

Three months ended September 30, 2014
Balances at beginning of period	$3,338	$304	$69	$3,711
Other comprehensive income, net of taxes	—	(3)	(1)	(4)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	—	(3)	(1)	(4)
Balances at end of period	$3,338	$301	$68	$3,707

Nine months ended September 30, 2015
Balances at beginning of period	$5,032	$284	$72	$5,388
Other comprehensive income, net of taxes	64	(101)	(24)	(61)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	64	(101)	(24)	(61)
Balances at end of period	$5,096	$183	$48	$5,327

Nine months ended September 30, 2014
Balances at beginning of period	$3,338	$376	$73	$3,787
Other comprehensive income, net of taxes	—	(75)	(5)	(80)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	—	(75)	(5)	(80)
Balances at end of period	$3,338	$301	$68	$3,707

The table below presents the tax effect on each component of accumulated other comprehensive loss:

	Three Months Ended September 30,
	2015			2014
(Dollars in thousands)	Pretax Amount	Tax	After Tax Amount	Pretax Amount	Tax	After Tax Amount

Unfunded pension liability	$—	$—	$—	$—	$—	$—
Noncredit related loss on trust preferred securities	12	(5)	7	(4)	1	(3)
Unrealized loss on securities	(13)	5	(8)	(2)	1	(1)

Total	$(1)	$—	$(1)	$(6)	$2	$(4)

	Nine Months Ended September 30,
	2015			2014
(Dollars in thousands)	Pretax Amount	Tax	After Tax Amount	Pretax Amount	Tax	After Tax Amount

Unfunded pension liability	$106	$(42)	$64	$—	$—	$—
Noncredit related losses on trust preferred securities	(167)	66	(101)	(124)	49	(75)
Unrealized loss on securities	(40)	16	(24)	(8)	3	(5)

Total	$(101)	$40	$(61)	$(132)	$52	$(80)

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

Cash and Cash Equivalents, Accrued Interest Receivable, Current Income Taxes Receivable, Accounts Payable and Accrued Expenses, Current Income Taxes Payable, and Advance Payments by Borrowers for Taxes and Insurance. The carrying amount approximates fair value because of the short maturity of these instruments.

Investment Securities.  The estimated fair values of U.S. government-sponsored mortgage-backed securities are considered Level 2 inputs because the valuation for investment securities utilized pricing models that varied based on asset class and included trade, bid and other observable market information.

The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.  The trust preferred securities market is considered to be inactive as only six transactions have occurred over the past 45 months in the same tranche of securities we own and no new issues of pooled trust preferred securities have occurred since 2007.  The fair value of our trust preferred securities was determined using a discounted cash flow model.  Our model used a discount rate equal to three-month LIBOR plus 20.00% and provided a fair value estimate of $24.16 per $100 of par value for PreTSL XXIII.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying	Fair	Fair Value Measurements Using
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
September 30, 2015
Assets
Cash and cash equivalents	$39,466	$39,466	$39,466	$—	$—
Investment securities held to maturity	508,747	520,534	—	519,678	856
Loans held for sale	225	232	—	232	—
Loans receivable, net	1,163,292	1,202,881	—	—	1,202,881
FHLB stock	4,590	4,590		4,590	—
FRB stock	2,989	2,989	—	2,989	—
Accrued interest receivable	4,742	4,742	4,742	—	—
Current income taxes receivable	1,523	1,523	1,523
Interest rate contracts	73	73	—	73	—

Liabilities
Deposits	1,412,997	1,413,975	1,177,672	—	236,303
Advances from the Federal Home Loan Bank	64,000	64,941	—	—	64,941
Securities sold under agreements to repurchase	55,000	55,857	—	—	55,857
Accounts payable and accrued expenses (excluding interest rate contracts)	28,518	28,518	28,518	—	—
Interest rate contracts	64	64	—	64	—
Current income taxes payable	1,476	1,476	1,476	—	—
Advance payments by borrowers for taxes and insurance	3,094	3,094	3,094	—	—

December 31, 2014
Assets
Cash and cash equivalents	$75,060	$75,060	$75,060	$—	$—
Investment securities held to maturity	572,922	586,710	—	586,020	690
Loans held for sale	1,048	1,079	—	1,079	—
Loans receivable, net	968,212	998,183	—	—	998,183
FHLB stock	11,234	11,234	—	11,234	—
FRB stock	2,925	2,925	—	2,925	—
Accrued interest receivable	4,436	4,436	4,436	—	—
Interest rate contracts	62	62	—	62	—

Liabilities
Deposits	1,359,679	1,360,074	1,137,942	—	222,132
Advances from the Federal Home Loan Bank	15,000	14,977	—	—	14,977
Securities sold under agreements to repurchase	72,000	72,334	—	—	72,334
Accounts payable and accrued expenses (excluding interest rate contracts)	24,044	24,044	24,044	—	—
Interest rate contracts	54	54	—	54	—
Current income taxes payable	826	826	826	—	—
Advance payments by borrowers for taxes and insurance	3,916	3,916	3,916	—	—

At September 30, 2015 and December 31, 2014, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

September 30, 2015:
Interest rate contracts — assets	$—	$73	$—	$73
Interest rate contracts — liabilities	—	(64)	—	(64)

December 31, 2014:
Interest rate contracts — assets	$—	$62	$—	$62
Interest rate contracts — liabilities	—	(54)	—	(54)

The fair value of interest rate contracts was determined by referring to prices quoted in the secondary market for similar contracts.

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of September 30, 2015 and December 31, 2014 and the related gains and losses for the nine months ended September 30, 2015 and the year ended December 31, 2014:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total Gains/ (Losses)

September 30, 2015:
Trust preferred securities	$—	$—	$856	$856	$166

December 31, 2014:
Impaired loans	$—	$—	$327	$327	$(4)
Trust preferred securities	—	—	690	690	153
Mortgage servicing assets	—	—	505	505	(15)

The fair values of impaired loans that are considered to be collateral-dependent are determined using the value of collateral less estimated selling costs. The fair value of impaired loans not considered to be collateral-dependent is determined using a discounted cash flow analysis.  Assumptions used in the analysis include the discount rate and projected cash flows.  Changes in the measurement of impaired loans are included in the provision for loan losses in the consolidated statements of income.  The fair value of trust preferred securities is determined using a discounted cash flow model.  The assumptions used in the discounted cash flow model are discussed above.  Gains and losses on trust preferred securities that are credit related are included in net other-than-temporary impairment losses in the consolidated statements of income.  Gains and losses on trust preferred securities that are not credit related are included in other comprehensive income in the consolidated statements of comprehensive income.  Mortgage servicing assets are valued using a discounted cash flow model.  Assumptions used in the model include mortgage prepayment speeds, discount rates and cost of servicing.  Losses on mortgage servicing assets are included in service fees on loan and deposit accounts in the consolidated statements of income.

The table below presents the significant unobservable inputs for Level 3 nonrecurring fair value measurements:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Value

September 30, 2015:
Trust preferred securities	$856	Discounted cash flow	Discount rate	Three-month LIBOR plus 20%

December 31, 2014:
Impaired loans — non-collateral dependent	$327	Discounted cash flow	Discount rate (1)	6.10%

Trust preferred securities	690	Discounted cash flow	Discount rate	Three-month LIBOR plus 20%

Mortgage servicing assets	505	Discounted cash flow	Discount rate	10.50%
			Prepayment speed (PSA)	164.8 – 262.5
			Annual cost to service (per loan)	$55

(1) Represents the yield on contractual cash flows prior to modification in troubled debt restructurings.

(17)              Subsequent Events

On October 29, 2015, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.17 per share of common stock.  The dividend is expected to be paid on November 27, 2015 to stockholders of record as of November 12, 2015.

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

We have continued our focus on originating one- to four-family residential real estate loans.  Our emphasis on conservative loan underwriting has resulted in continued low levels of nonperforming assets. Our nonperforming assets totaled $5.4 million, or 0.30% of total assets at September 30, 2015, compared to $4.5 million, or 0.26% of total assets at December 31, 2014.  As of September 30, 2015, nonperforming assets consisted primarily of 20 mortgage loans totaling $5.4 million.  Our nonperforming loans and loss experience has enabled us to maintain a relatively low allowance for loan losses in relation to other peer institutions and correspondingly resulted in low levels of provisions for loan losses.  Our provisions for loan losses were $366,000 and $188,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

Our operations in recent years have been affected by our efforts to manage our interest rate risk position.  For the nine months ended September 30, 2015, we sold $46.2 million of fixed-rate mortgage loans and obtained a net $32.0 million of long-term, fixed-rate borrowings.  For the nine months ended September 30, 2014, we sold $26.9 million of fixed-rate mortgage loans while long-term, fixed-rate borrowings remained constant.

Territorial Savings Bank’s investments in mortgage-backed securities and collateralized mortgage obligations have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  These agencies guarantee the payment of principal and interest on the Bank’s mortgage-backed securities.  We do not own any preferred stock issued by Fannie Mae or Freddie Mac.  As of September 30, 2015, our borrowing capacity at the Federal Home Loan Bank was $546.0 million compared to $399.0 million at December 31, 2014.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014.

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Assets.  At September 30, 2015, our assets were $1.784 billion, an increase of $91.6 million, or 5.4%, from $1.692 billion at December 31, 2014.  The increase in assets was primarily the result of a $194.3 million increase in total loans that was partially offset by a $35.6 million decrease in cash and a $64.2 million decrease in investment securities.

Cash and Cash Equivalents.  Cash and cash equivalents were $39.5 million at September 30, 2015, a decrease of $35.6 million since December 31, 2014.  The decrease in cash and cash equivalents was primarily caused by funding a $194.3 million increase in total loans, the payoff of $17.0 million of securities sold under agreements to repurchase, the repurchase of $7.9 million of common stock and the payment of $4.6 million of common stock dividends.  These decreases in cash and cash equivalents were partially offset by funds received from a $64.2 million decrease in investment securities, $49.0 million of net new FHLB advances, a $53.3 million increase in deposits, $11.0 million of net income and $6.6 million of net FHLB stock redemptions.

Loans.  Total loans, including $225,000 of loans held for sale, were $1.164 billion at September 30, 2015, or 65.2% of total assets.  During the nine months ended September 30, 2015, the loan portfolio, including loans held for sale, increased by $194.3 million, or 20.0%.  The increase in the loan portfolio primarily occurred as the production of new one- to four-family residential loans exceeded principal repayments and loan sales.

Securities.  At September 30, 2015, our securities portfolio totaled $508.7 million, or 28.5% of total assets.  During the nine months ended September 30, 2015, the securities portfolio decreased by $64.2 million, or 11.2%.  The decrease in the securities portfolio occurred as repayments and the amount of securities sold exceeded the amount of securities purchased.

At September 30, 2015, all of such securities were classified as held-to-maturity and none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans.

At September 30, 2015, we owned a trust preferred security with an amortized cost of $856,000.  This security represents an investment in a pool of debt obligations primarily issued by holding companies of Federal Deposit Insurance Corporation-insured financial institutions.

The trust preferred securities market is considered to be inactive as only six transactions have occurred over the past 45 months in the same tranche of securities that we own and no new issues of pooled trust preferred securities have occurred since 2007.  We use a discounted cash flow model to determine whether this security is other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.  We used a discount rate equal to three-month LIBOR plus 20.00% and provided a fair value estimate of $24.16 per $100 of par value for PreTSL XXIII.

Based on the Company’s review, the Company’s investment in the trust preferred security did not incur additional impairment during the nine months ended September 30, 2015.

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

Deposits. Deposits were $1.413 billion at September 30, 2015, an increase of $53.3 million, or 3.9%, since December 31, 2014.  The growth in deposits was primarily due to an increase of $39.1 million in savings and checking accounts and a $13.6 million increase in certificates of deposit during the nine months ended September 30, 2015.

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank and funds borrowed under securities sold under agreements to repurchase.  During the nine months ended September 30, 2015, total borrowings increased to $119.0 million as Federal Home Loan Bank advances rose by $49.0 million while securities sold under agreements to repurchase decreased by $17.0 million.  We have not required any other borrowings to fund our operations.  Instead, we have primarily funded our operations with additional deposits, proceeds from loan sales and principal repayments on loans and mortgage-backed securities.

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
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,090,007	$11,267	4.13%	$870,909	$9,448	4.34%
Multi-family residential	9,906	116	4.68	5,068	71	5.60
Construction, commercial and other	16,584	190	4.58	20,030	247	4.93
Home equity loans and lines of credit	15,374	173	4.50	15,341	184	4.80
Other loans	4,602	63	5.48	4,824	70	5.80
Total loans	1,136,473	11,809	4.16	916,172	10,020	4.37
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	515,392	4,098	3.18	600,548	4,895	3.26
Trust preferred securities	868	—	—	656	—	—
Total securities	516,260	4,098	3.18	601,204	4,895	3.26
Other	37,698	64	0.68	75,588	75	0.40
Total interest-earning assets	1,690,431	15,971	3.78	1,592,964	14,990	3.76
Non-interest-earning assets	68,151			65,639
Total assets	$1,758,582			$1,658,603

Interest-bearing liabilities:
Savings accounts	$960,881	$917	0.38%	$931,040	$868	0.37%
Certificates of deposit	223,897	271	0.48	211,426	263	0.50
Money market accounts	1,209	1	0.33	776	—	—
Checking and Super NOW accounts	159,102	9	0.02	144,190	7	0.02
Total interest-bearing deposits	1,345,089	1,198	0.36	1,287,432	1,138	0.35
Federal Home Loan Bank advances	55,227	211	1.53	15,000	67	1.79
Securities sold under agreements to repurchase	55,325	221	1.60	72,000	346	1.92
Total interest-bearing liabilities	1,455,641	1,630	0.45	1,374,432	1,551	0.45
Non-interest-bearing liabilities	82,602			67,247
Total liabilities	1,538,243			1,441,679
Stockholders’ equity	220,339			216,924
Total liabilities and stockholders’ equity	$1,758,582			$1,658,603

Net interest income		$14,341			$13,439
Net interest rate spread (3)			3.33%			3.31%
Net interest-earning assets (4)	$234,790			$218,532
Net interest margin (5)			3.39%			3.37%
Interest-earning assets to interest-bearing liabilities	116.13%			115.90%

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
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,022,525	$32,073	4.18%	$846,210	$27,666	4.36%
Multi-family residential	9,634	343	4.75	4,887	206	5.62
Construction, commercial and other	17,932	617	4.59	17,767	669	5.02
Home equity loans and lines of credit	15,801	546	4.61	15,756	575	4.87
Other loans	4,451	182	5.45	4,706	204	5.78
Total loans	1,070,343	33,761	4.21	889,326	29,320	4.40
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	539,300	12,895	3.19	612,974	15,055	3.27
Trust preferred securities	768	—	—	617	—	—
Total securities	540,068	12,895	3.18	613,591	15,055	3.27
Other	55,235	213	0.51	76,444	153	0.27
Total interest-earning assets	1,665,646	46,869	3.75	1,579,361	44,528	3.76
Non-interest-earning assets	66,996			65,188
Total assets	$1,732,642			$1,644,549

Interest-bearing liabilities:
Savings accounts	$957,623	$2,675	0.37%	$923,436	$2,507	0.36%
Certificates of deposit	221,849	784	0.47	211,389	802	0.51
Money market accounts	975	2	0.27	817	1	0.16
Checking and Super NOW accounts	154,398	25	0.02	141,908	22	0.02
Total interest-bearing deposits	1,334,845	3,486	0.35	1,277,550	3,332	0.35
Federal Home Loan Bank advances	38,571	438	1.51	15,000	199	1.77
Securities sold under agreements to repurchase	61,703	776	1.68	72,000	1,032	1.91
Total interest-bearing liabilities	1,435,119	4,700	0.44	1,364,550	4,563	0.45
Non-interest-bearing liabilities	79,059			65,821
Total liabilities	1,514,178			1,430,371
Stockholders’ equity	218,464			214,178
Total liabilities and stockholders’ equity	$1,732,642			$1,644,549

Net interest income		$42,169			$39,965
Net interest rate spread (3)			3.31%			3.31%
Net interest-earning assets (4)	$230,527			$214,811
Net interest margin (5)			3.38%			3.37%
Interest-earning assets to interest-bearing liabilities	116.06%			115.74%

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

Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014

General.  Net income increased by $224,000, or 6.5%, from $3.5 million for the three months ended September 30, 2014 to $3.7 million for the three months ended September 30, 2015.  The increase in net income was primarily due to a $981,000 increase in interest and dividend income.  This was partially offset by a $287,000 increase in noninterest expense, a $133,000 increase in income taxes, a $79,000 increase in interest expense, a $48,000 increase in the provision for loan losses and a $210,000 decrease in noninterest income.

Net Interest Income.  Net interest income increased by $902,000, or 6.7%, to $14.3 million for the three months ended September 30, 2015 compared to $13.4 million for the three months ended September 30, 2014.  Interest and dividend income increased by $981,000, or 6.5%, due to a $97.5 million increase in the average balance of interest-earning assets as well as a two basis point increase in the average yield on interest earning assets.  Interest expense increased by $79,000, or 5.1%, due to an $81.2 million increase in the average balance of interest-bearing liabilities.  The interest rate spread and net interest margin were 3.33% and 3.39%, respectively, for the three months ended September 30, 2015, compared to 3.31% and 3.37%, respectively, for the three months ended September 30, 2014.

Interest and Dividend Income.  Interest and dividend income increased by $981,000, or 6.5%, to $16.0 million for the three months ended September 30, 2015 from $15.0 million for the three months ended September 30, 2014.  Interest income on loans increased by $1.8 million, or 17.9%, to $11.8 million for the three months ended September 30, 2015 from $10.0 million for the three months ended September 30, 2014.  The increase in interest income on loans occurred because the average balance of loans grew by $220.3 million, or 24.0%, as new loan originations exceeded loan repayments and loan sales. The increase in interest income that occurred because of growth in the loan portfolio was partially offset by a 21 basis point decline in the average loan yield to 4.16% for the three months ended September 30, 2015.  The decline in the average yield on loans occurred because of repayments on higher-yielding loans and additions of new loans with lower yields to the loan portfolio.  Interest income on investment securities decreased by $797,000, or 16.3%, to $4.1 million for the three months ended September 30, 2015 from $4.9 million for the three months ended September 30, 2014.  The decrease in interest income on securities occurred because of an $85.0 million decrease in the average securities balance and an eight basis point decrease in the average securities yield.  The decrease in the securities yield occurred as higher yielding securities were paid off and new securities with lower yields were added to the investment portfolio.

Interest Expense.  Interest expense increased by $79,000, or 5.1%, to $1.6 million for the three months ended September 30, 2015.  Interest expense on FHLB advances increased by $144,000, or 214.9%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.  The increase in interest expense was primarily due to a $40.2 million, or 268.2%, increase in the average balance of FHLB advances.  This was partially offset by a 26 basis point decrease in the average interest rate to 1.53% for the three months ended September 30, 2015 compared to 1.79% for the three months ended September 30, 2014.  Additional advances were obtained during the three months ended September 30, 2015 to extend the maturity of liabilities and reduce interest rate risk.  Interest expense on deposits increased by $60,000, or 5.3%, from $1.1 million for the three months ended September 30, 2014 to $1.2 million for the three months ended September 30, 2015. The average outstanding balance of deposits increased by $57.7 million, or 4.5%, to $1.345 billion for the three months ended September 30, 2015 compared to $1.287 billion for the three months ended September 30, 2014.  The average interest rate on deposits increased to 0.36% from 0.35% during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.  Interest expense on securities sold under agreements to repurchase decreased by $125,000, or 36.1%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.  The decrease was caused by a $16.7 million, or 23.2%, decrease in the average outstanding balance of securities sold under agreements to repurchase.  The decrease in the average balance was augmented by a 32 basis point decrease in the interest rate to 1.60% for the three months ended September 30, 2015 from 1.92% for the three months ended September 30, 2014.  The decline in the average balance of securities sold under agreements to repurchase occurred as the Company paid off maturing borrowings.

Provision for Loan Losses.  We recorded provisions for loan losses of $71,000 and $23,000 for the three months ended September 30, 2015 and 2014, respectively.  The provisions for loan losses included net charge-offs of $3,000 for the three months ended September 30, 2015 and net charge-offs of $5,000 for the three months ended September 30, 2014.  The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.18% and 0.17% at September 30, 2015 and 2014, respectively.  Nonaccrual loans totaled $5.4 million at September 30, 2015, or 0.46% of total loans at that date, compared to $5.0 million of nonaccrual loans at September 30, 2014, or 0.54% of total loans at that date.  Nonaccrual loans as of September 30, 2015 and 2014 consisted primarily of one- to four-family residential real estate loans.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2015 and 2014.  For additional information see note (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income.  The following table summarizes changes in noninterest income between the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Change
	2015	2014	$ Change	% Change
	(Dollars in thousands)

Service fees on loan and deposit accounts	$590	$555	$35	6.3%
Income on bank-owned life insurance	259	265	(6)	(2.3)%
Gain on sale of investment securities	—	392	(392)	(100.0)%
Gain on sale of loans	201	118	83	70.3%
Other	138	68	70	102.9%
Total	$1,188	$1,398	$(210)	(15.0)%

Noninterest income decreased by $210,000 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.  During the three months ended September 30, 2014, the Company received proceeds of $4.3 million from the sale of $3.9 million of held-to-maturity mortgage-backed securities, resulting in gross realized gains of $392,000. The sale of these mortgage-backed securities, for which the Company had already collected a substantial portion of the original purchased principal (at least 85%), is in accordance with the Investments — Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of intent to hold remaining securities in the held-to-maturity portfolio to maturity.  During the three months ended September 30, 2015, the Company did not sell any investment securities.  During the three months ended September 30, 2015 and 2014, the Company sold $17.7 million and $10.0 million, respectively, of mortgage loans held for sale and recognized gains of $201,000 and $118,000, respectively.  Other noninterest income increased by $70,000 during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to an increase in insurance commission income.

Noninterest Expense.  The following table summarizes changes in noninterest expense between the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Change
	2015	2014	$ Change	% Change
	(Dollars in thousands)

Salaries and employee benefits	$5,596	$5,402	$194	3.6%
Occupancy	1,483	1,474	9	0.6%
Equipment	1,025	956	69	7.2%
Federal deposit insurance premiums	214	202	12	5.9%
Other general and administrative expenses	1,048	1,045	3	0.3%
Total	$9,366	$9,079	$287	3.2%

Noninterest expense rose by $287,000 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.    Salaries and employee benefits expense increased by $194,000 to $5.6 million for the three months ended September 30, 2015 from $5.4 million for the three months ended September 30, 2014.  The increase in salaries and employee benefits was primarily due to a bank-wide budgeted salary increase of approximately 3.0%, which was effective July 1, 2015, higher loan officer compensation that occurred primarily because of the increase in new loan originations, and the hiring of additional staff to originate loans and to handle the additional workload associated with an increase in regulatory requirements.  The rise in these expenses was offset by an increase in the credit to compensation expense because of an increase in the number of new loan originations.  The Receivables topic of FASB ASC allows financial institutions to take a credit against compensation expense for the direct cost of originating new loans.  Equipment expenses increased by $69,000 to $1.0 million for the three months ending September 30, 2015 from $956,000 for the three months ended September 30, 2014.  The rise in equipment expense was primarily due to increases in data processing, equipment acquisition and equipment maintenance expenses.

Income Tax Expense.  Income taxes were $2.4 million for the three months ended September 30, 2015, reflecting an effective tax rate of 39.5%, compared to $2.3 million for the three months ended September 30, 2014, reflecting an effective tax rate of 39.6%.

Comparison of Operating Results for the Nine Months Ended September 30, 2015 and 2014

General.  Net income increased by $406,000, or 3.8%, from $10.6 million for the nine months ended September 30, 2014 to $11.0 million for the nine months ended September 30, 2015.  The increase in net income was primarily due to a $2.3 million increase in interest and dividend income.  This was partially offset by an $844,000 increase in income taxes, a $423,000 increase in noninterest expense, a $178,000 increase in the provision for loan losses, a $137,000 increase in interest expense and a $353,000 decrease in noninterest income.

Net Interest Income.  Net interest income increased by $2.2 million, or 5.5%, to $42.2 million for the nine months ended September 30, 2015 compared to $40.0 million for the nine months ended September 30, 2014.  Interest and dividend income increased by $2.3 million, or 5.3%, due to an $86.3 million increase in the average balance of interest-earning assets that was partially offset by a one basis point decline in the average yield on interest earning assets.  Interest expense increased by $137,000, or 3.0%, due to a $70.6 million increase in the average balance of interest-bearing liabilities that was partially offset by a one basis point decrease in the average cost of interest-bearing liabilities.  The interest rate spread and net interest margin were 3.31% and 3.38%, respectively, for the nine months ended September 30, 2015, compared to 3.31% and 3.37%, respectively, for the nine months ended September 30, 2014.

Interest and Dividend Income.  Interest and dividend income increased by $2.3 million, or 5.3%, to $46.9 million for the nine months ended September 30, 2015 from $44.5 million for the nine months ended September 30, 2014.  Interest income on loans increased by $4.4 million, or 15.1%, to $33.8 million for the nine months ended September 30, 2015 from $29.3 million for the nine months ended September 30, 2014.  The increase in interest income on loans occurred because the average balance of loans grew by $181.0 million, or 20.4%, as new loan originations exceeded loan repayments and loan sales. The increase in interest income that occurred because of growth in the loan portfolio was partially offset by a 19 basis point decline in the average loan yield to 4.21% for the nine months ended September 30, 2015.  The decline in the average yield on loans occurred because of repayments on higher-yielding loans and additions of new loans with lower yields to the loan portfolio.  Interest income on investment securities decreased by $2.2 million, or 14.3%, to $12.9 million for the nine months ended September 30, 2015 from $15.1 million for the nine months ended September 30, 2014.  The decrease in interest income on securities occurred because of a $73.5 million decrease in the average securities balance and a nine basis point decrease in the average securities yield.

Interest Expense.  Interest expense increased by $137,000, or 3.0% from $4.6 million for the nine months ended September 30, 2014 to $4.7 million for the nine months ended September 30, 2015.  Interest expense on FHLB advances increased by $239,000, or 120.1%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.  The increase in interest expense was primarily due to a $23.6 million, or 157.1%, increase in the average balance of FHLB advances.  This was partially offset by a 26 basis point decrease in the average interest rate to 1.51% for the nine months ended September 30, 2015 compared to 1.77% for the nine months ended September 30, 2014.  Additional advances were obtained during the nine months ended September 30, 2015 to extend the maturity of liabilities and reduce interest rate risk.  Interest expense on deposits increased by $154,000, or 4.6%, from $3.3 million for the nine months ended September 30, 2014 to $3.5 million for the nine months ended September 30, 2015. The average outstanding balance of deposits increased by $57.3 million, or 4.5%, to $1.335 billion for the nine months ended September 30, 2015 compared to $1.278 billion for the nine months ended September 30, 2014.  The average interest rate on deposits remained constant at 0.35% during the nine months ended September 30, 2015 and 2014.  Interest expense on securities sold under agreements to repurchase decreased by $256,000, or 24.8%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.  The decrease in interest expense was caused by a $10.3 million, or 14.3%, decrease in the average outstanding balance of securities sold under agreements to repurchase.  The decrease in the average balance was augmented by a 23 basis point decrease in the interest rate to 1.68% for the nine months ended September 30, 2015 from 1.91% for the nine months ended September 30, 2014.  The decline in the average balance of securities sold under agreements to repurchase occurred as the Company paid off maturing borrowings.

Provision for Loan Losses.  We recorded provisions for loan losses of $366,000 and $188,000 for the nine months ended September 30, 2015 and 2014, respectively.  The provisions for loan losses included net recoveries of $5,000 for the nine months ended September 30, 2015 and net charge-offs of $146,000 for the nine months ended September 30, 2014.  The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.18% and 0.17% at September 30, 2015 and 2014, respectively.  Nonaccrual loans totaled $5.4 million at September 30, 2015, or 0.46% of total loans at that date, compared to $5.0 million of nonaccrual loans at September 30, 2014, or 0.54% of total loans at that date.  Nonaccrual loans as of September 30, 2015 and 2014 consisted primarily of one- to four-family residential real estate loans.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2015 and 2014.  For additional information see note (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income.  The following table summarizes changes in noninterest income between the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,		Change
	2015	2014	$ Change	% Change
	(Dollars in thousands)

Service fees on loan and deposit accounts	$1,577	$1,578	$(1)	(0.1)%
Income on bank-owned life insurance	770	797	(27)	(3.4)%
Gain on sale of investment securities	476	1,047	(571)	(54.5)%
Gain on sale of loans	440	283	157	55.5%
Other	419	330	89	27.0%
Total	$3,682	$4,035	$(353)	(8.7)%

Noninterest income decreased by $353,000 for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.  During the nine months ended September 30, 2015 and 2014, the Company received proceeds of $5.0 million and $11.5 million, respectively, from the sale of $4.6 million and $10.5 million, respectively, of held-to-maturity mortgage-backed securities, resulting in gross realized gains of $415,000 and $1.0 million, respectively.  The sale of these mortgage-backed securities, for which the Company had already collected a substantial portion of the original purchased principal (at least 85%), is in accordance with the Investments — Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of intent to hold remaining securities in the held-to-maturity portfolio to maturity.    In addition, during the nine months ended September 30, 2015, we sold a trust preferred security that was previously written off and recognized a gain of $61,000, and during the nine months ended September 30, 2014, we sold a $5.0 million held-for-trading investment security and recognized a gain of $30,000.  During the nine months ended September 30, 2015 and 2014, the Company sold $46.2 million and $26.9 million, respectively, of mortgage loans held for sale and recognized gains of $440,000 and $283,000, respectively.  Other noninterest income increased by $89,000 during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to an increase in insurance commission income.

Noninterest Expense.  The following table summarizes changes in noninterest expense between the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,		Change
	2015	2014	$ Change	% Change
	(Dollars in thousands)

Salaries and employee benefits	$15,759	$16,062	$(303)	(1.9)%
Occupancy	4,348	4,305	43	1.0%
Equipment	2,923	2,775	148	5.3%
Federal deposit insurance premiums	634	602	32	5.3%
Other general and administrative expenses	3,449	2,946	503	17.1%
Total	$27,113	$26,690	$423	1.6%

Noninterest expense rose by $423,000 for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.  Other general and administrative expenses increased by $503,000 to $3.4 million for the nine months ended September 30, 2015 from $2.9 million for the nine months ended September 30, 2014.  The increase was primarily due to increases in advertising expenses, auditing expenses, other loan expenses, and other professional fees.  This was partially offset by a decrease in legal expenses and supervisory examination fees.  Salaries and employee benefits expense decreased by $303,000 to $15.8 million for the nine months ended September 30, 2015 from $16.1 million for the nine months ended September 30, 2014.  The Company recognized a $1.4 million increase in the credit to compensation expense for the cost of originating new mortgage loans because of an increase in new loan originations.  The Receivables topic of the FASB ASC allows financial institutions to take a credit against compensation expense for the direct cost of originating loans.  This was partially offset by bank-wide budgeted salary increases of approximately 3.0% and 2.0%, which were effective July 1, 2015 and 2014 respectively, and higher loan officer compensation that occurred primarily because of the increase in new loan originations.  Equipment expenses increased by $148,000 to $2.9 million for the nine months ended September 30, 2015 from $2.8 million for the nine months ended September 30, 2014.  The rise in equipment expense is primarily due to increases in data processing, equipment acquisition and equipment maintenance expenses.

Income Tax Expense.  Income taxes were $7.3 million for the nine months ended September 30, 2015, reflecting an effective tax rate of 39.9%, compared to $6.5 million for the nine months ended September 30, 2014, reflecting an effective tax rate of 37.8%.  The increase in the effective tax rate is primarily due to a decrease in permanent tax benefits related to our share-based compensation plans and an increase in deferred tax rates.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan repayments, advances from the Federal Home Loan Bank, securities sold under agreements to repurchase, proceeds from loan sales and principal repayments on securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Chief Financial Officer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2015.

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

Our most liquid asset is cash.  The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period.  At September 30, 2015, our cash and cash equivalents totaled $39.5 million. On that date, we had $55.0 million in securities sold under agreements to repurchase outstanding and $64.0 million of Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $546.0 million under Federal Home Loan Bank advances.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2015, we had $22.4 million in loan commitments outstanding, most of which were for fixed-rate loans, and had $26.4 million in unused lines of credit to borrowers.  Certificates of deposit due within one year at September 30, 2015 totaled $181.4 million, or 12.8% of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2016.  We believe, however, based on past experience, that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the nine months ended September 30, 2015 and 2014, we originated $364.0 million and $168.6 million of loans, respectively, and purchased $10.1 million and $39.9 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances, securities sold under agreements to repurchase, stock repurchases and dividend payments.  We experienced a net increase in deposits of $53.3 million and $38.5 million for the nine months ended September 30, 2015 and 2014, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provide an additional source of funds.  Federal Home Loan Bank advances increased by $49.0 million during the nine months ended September 30, 2015 to $64.0 million and remained constant at $15.0 million during the nine months ended September 30, 2014.  We had the ability to borrow up to an additional $546.0 million and $399.0 million from the Federal Home Loan Bank as of September 30, 2015 and December 31, 2014, respectively.  The increase in our borrowing capacity is due to a higher credit line at the Federal Home Loan Bank.  We also utilize securities sold under agreements to repurchase as another borrowing source.  Securities sold under agreements to repurchase decreased by $17.0 million to $55.0 million at September 30, 2015 and remained constant at $72.0 million for the nine months ended September 30, 2014.

Territorial Bancorp Inc. is a separate legal entity from Territorial Savings Bank and must provide for its own liquidity to pay dividends, repurchase shares of its common stock and for other corporate purposes.  Territorial Bancorp Inc.’s primary source of liquidity is dividend payments from Territorial Savings Bank.  The ability of Territorial Savings Bank to pay dividends to Territorial Bancorp Inc. is subject to regulatory requirements.  At September 30, 2015, Territorial Bancorp Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $5.9 million.

Territorial Savings Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  On July 10, 2014, Territorial Savings Bank became a member of the Federal Reserve System.  The Federal Reserve requires that Territorial Savings Bank maintain a Tier 1 Leverage Capital ratio of 9.0% for three years as a condition of membership.  Effective January 1, 2015, the well capitalized threshold for Tier 1 risk-based capital was increased from 6.0% to 8.0% and a new capital standard, common equity tier 1 risk-based capital, was implemented with a 6.5% ratio requirement for a financial institution to be considered well capitalized.  Additionally, effective January 1, 2015, consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions became applicable to savings and loan holding companies over $1.0 billion in assets, such as the Company.  At September 30, 2015, Territorial Savings Bank and the Company exceeded all regulatory capital requirements and are considered to be “well capitalized” under regulatory guidelines.  The tables below present the capital required to be considered “well-capitalized” as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for both Territorial Savings Bank and the Company at September 30, 2015 and for Territorial Savings Bank at December 31, 2014:

As of September 30, 2015

(Dollars in Thousands)

	Required Ratio	Actual Amount	Actual Ratio
Tier 1 Leverage Capital
Territorial Savings Bank (1)	9.00%	$217,621	12.41%
Territorial Bancorp Inc.	5.00%	$223,694	12.75%
Common Equity Tier 1 Risk-Based Capital (2)
Territorial Savings Bank	9.00%	$217,621	27.32%
Territorial Bancorp Inc.	9.00%	$223,694	28.07%
Tier 1 Risk-Based Capital (2)
Territorial Savings Bank	10.50%	$217,621	27.32%
Territorial Bancorp Inc.	10.50%	$223,694	28.07%
Total Risk-Based Capital (2)
Territorial Savings Bank	12.50%	$219,789	27.59%
Territorial Bancorp Inc.	12.50%	$225,862	28.34%

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

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.  Except for an increase of $32.0 million in borrowings, an increase of $13.6 million in certificates of deposit and an increase of $4.2 million in loan commitments between December 31, 2014 and September 30, 2015, there have not been any material changes in contractual obligations and funding needs since December 31, 2014.

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

The following table presents our internal calculations of the estimated changes in our EVE as of June 30, 2015 that would result from the designated instantaneous changes in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE	Percentage Change in EVE	EVE Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in EVE Ratio as a Percent of Present Value of Assets (3)(4)
		(Dollars in thousands)

+400	$170,875	$(73,462)	(30.07)%	10.11%	(3.61)%
+300	$195,397	$(48,940)	(20.03)%	11.37%	(2.35)%
+200	$220,142	$(24,195)	(9.90)%	12.59%	(1.13)%
+100	$239,886	$(4,451)	(1.82)%	13.54%	(0.18)%
0	$244,337	$—	—%	13.72%	—%
-100	$218,942	$(25,395)	(10.39)%	12.44%	(1.28)%

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

Interest rates on mortgage-backed securities declined by approximately 26 basis points between June 30, 2015 and September 30, 2015.  The decrease in interest rates has likely increased our EVE.  However, we do not believe that the increase in EVE is material.

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

ITEM 4.         CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2015. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2014.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Not applicable.

(b)    Not applicable.

(c)     Stock Repurchases.  The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended September 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1)

July 1, 2015 through July 31, 2015	—	$—	—	150,000

August 1, 2015 through August 31, 2015	59,192	26.11	34,945	115,055

September 1, 2015 through September 30, 2015	76,320	26.01	76,320	38,735

Total	135,512	$26.05	111,265	38,735

(1)              On December 4, 2014, our Board of Directors authorized the repurchase of up to 400,000 shares of our common stock.  The Company initially repurchased a total of 250,000 shares.  Further repurchases were subject to the receipt of regulatory approvals or non-objections for the employee stock ownership plan to own 10% or more of the Company’s outstanding shares of common stock.  On July 1, 2015, the Company received the final regulatory approval needed for the ESOP to own more than 10% of the Company’s common stock.  In accordance with this authorization, we repurchased 361,265 shares of our common stock as of September 30, 2015.  This repurchase authorization expires on February 17, 2016.  We have entered into a Rule 10b5-1 plan with respect to our stock repurchase plan.

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

TERRITORIAL BANCORP INC.
(Registrant)

Date: November 6, 2015	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and
Chief Executive Officer

Date: November 6, 2015	/s/ Melvin M. Miyamoto
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