Form 10-K
period 2015-12-31
Territorial Bancorp Inc.
filed 2016-03-14
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES ☒ NO

The aggregate value of the voting common equity held by nonaffiliates of the registrant, computed by reference to the closing price of the registrant’s shares of common stock as of June 30, 2015 ($24.26) was $211.5 million.

As of February 29, 2016, there were 9,659,685 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

PART I

ITEM 1.                          Business

Territorial Bancorp Inc.

Territorial Bancorp Inc. is a Maryland corporation and owns 100% of the outstanding common stock of Territorial Savings Bank.  On July 10, 2009, we completed our initial public offering of common stock in connection with the mutual-to-stock conversion of Territorial Mutual Holding Company, selling 12,233,125 shares of common stock at $10.00 per share. Since the completion of our initial public offering, we have not engaged in any significant business activity other than owning the common stock of and having savings deposits in Territorial Savings Bank, paying dividends and repurchasing shares of common stock.  At December 31, 2015, we had consolidated assets of $1.821 billion, consolidated deposits of $1.445 billion and consolidated stockholders’ equity of $219.6 million.

Our executive offices are located at 1132 Bishop Street, Suite 2200, Honolulu, Hawaii 96813.  Our telephone number at this address is (808) 946-1400.

Territorial Savings Bank

Territorial Savings Bank is a Hawaii state-chartered savings bank headquartered in Honolulu, Hawaii.  Territorial Savings Bank was organized in 1921, and reorganized into the mutual holding company structure in 2002.  Territorial Savings Bank is currently the wholly-owned subsidiary of Territorial Bancorp Inc.  We provide financial services to individuals, families and businesses through our 28 banking offices located throughout the State of Hawaii.

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

The largest sector of Hawaii’s economy is the visitor industry.  The Hawaii Tourism Authority reported that 8.6 million visitors came to the state in 2015, a 4.1% increase compared to 2014.  The increase in visitor arrivals is primarily due to growth in the number of visitors from the continental United States, Australia and China.  Total visitor expenditures in 2015 totaled $15.159 billion, a 2.3% increase compared to 2014.

The unemployment rate for the State of Hawaii was 3.2% in December 2015, representing a decrease from a 4.0% rate in December 2014.  Hawaii’s unemployment rate continued to be lower than the 5.0% rate for the entire United States for December 2015. The growth in the visitor and construction industries have supported the local economy and kept the state’s unemployment rate lower than the national rate.  The construction of several new condominium projects and work on the City and County of Honolulu’s mass transit project has increased employment in Hawaii’s construction industry.

The number of sales and the median sale prices of existing single-family homes and condominium units sold increased in 2015 compared to 2014.  On the island of Oahu, the primary real estate market in Hawaii, sales of existing single-family homes totaled 3,455 units for the year ended December 31, 2015, an increase of 5.2% compared to sales in 2014.  The number of condominium sales, a notable portion of the overall housing market, grew by 4.5% in 2015 compared to 2014.  The median price paid on Oahu for a single-family home in December 2015 was $700,000, an increase of 1.4% compared to the median price in December 2014.  The median price paid on Oahu for condominiums in December 2015 was $386,250, an increase of 6.9% compared to the median price in December 2014.

On the island of Maui, the second largest real estate market in Hawaii, sales of existing single-family homes totaled 1,090 units in 2015, an increase of 15.7% compared to similar sales during 2014.  The number of condominium sales decreased by two units in 2015 compared to 2014.  The median price paid for a single-family home on Maui in December 2015 was $580,000, an increase of 1.8% compared to the median price in December 2014.  The median price paid on Maui for condominiums in December 2015 was $410,000, a 7.9% increase compared to the median price in December 2014.

Foreclosure and bankruptcy filings fell in 2015 compared to 2014.  In 2015, there were 1,826 mortgage foreclosure cases in Hawaii, a 12.4% decrease from 2014.  In 2015, there were 1,569 bankruptcy filings, a decrease of 7.8% compared to the number of filings in 2014.  The decrease in foreclosure and bankruptcy filings is primarily due to growth in Hawaii’s economy.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in all four counties in the State of Hawaii.  As of June 30, 2015 (the latest date for which information is publicly available), we ranked fifth in FDIC-insured deposit market share in the State of Hawaii (out of 13 banks and thrift institutions with offices in Hawaii), with a 3.7% market share.  As of that date, our largest market share was in the City and County of Honolulu, where we ranked fifth in deposit market share (out of 13 banks and thrift institutions with offices in the City and County) with a 3.9% market share.

Lending Activities

Our primary lending activity is the origination of one- to four-family residential mortgage loans.  To a much lesser extent, we also originate home equity loans and lines of credit, construction, commercial and other nonresidential real estate loans, consumer loans, multi-family mortgage loans and commercial business loans.

One- to Four-Family Residential Mortgage Loans.  At December 31, 2015, $1.146 billion, or 95.9% of our total loan portfolio, consisted of one- to four-family residential mortgage loans.  We offer conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities generally up to 30 years.  There has been little demand for adjustable-rate mortgage loans in our market area.

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

We originate loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 100%.  We generally require private mortgage insurance for loans with loan-to-value ratios in excess of 80%.  During the year ended December 31, 2015, we originated $9.8 million of one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80%. We offer a variety of credit programs for low- to moderate-income and first-time home purchasers.  These include our first time home purchaser program, where the borrower will receive up to a 50 basis point reduction in points charged in connection with the loan.  We also originate first mortgage loans to lower-income individuals who reside in rural census tracts where the U.S. Department of Agriculture will issue a second mortgage and complete the underwriting of the loan, subject to our review before origination.  We also offer both FHA and VA fixed-rate loans.

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

Home Equity Loans and Lines of Credit.  In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and home equity lines of credit that are secured primarily by one- to four-family residential homes.  Home equity lines of credit have a maximum term of 10 years during which time the borrower is required to make payments to principal based on the amortization of 0.125% of principal outstanding per month.  The borrower is permitted to draw against the line during the entire term.  Our home equity lines of credit are originated with adjustable rates of interest or with fixed rates of interest that convert to adjustable rates of interest after an initial period of up to three years.  Our home equity loans are originated with fixed rates of interest and with terms of up to 30 years.  Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite one- to four-family residential mortgage loans.  Home equity loans may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan, while lines of credit for owner-occupied properties and investment properties may be underwritten with loan-to-value ratios of 80% and 65%, respectively, when combined with the principal balance of the existing mortgage loan.  We require appraisals on home equity loans and lines of credit.  At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral.  At December 31, 2015, the outstanding balance of home equity loans totaled $3.0 million, or 0.3% of our total loan portfolio, and the outstanding balance of home equity lines of credit totaled $12.3 million, or 1.0% of our total loan portfolio.

Nonresidential Real Estate Loans.  Our nonresidential real estate loans consist primarily of commercial real estate loans and construction loans for residential real estate projects.  These loans totaled $19.3 million, or 1.6% of our loan portfolio as of December 31, 2015.  The commercial real estate properties primarily include owner-occupied light industrial properties.  We generally seek to originate commercial real estate loans with initial principal balances of $1.0 million or less.  Loans secured by commercial real estate totaled $9.8 million, or 0.8%, of our total loan portfolio at December 31, 2015, and consisted of 12 loans outstanding with an average loan balance of approximately $815,000.  All of our nonresidential real estate loans are secured by properties located in our primary market area.  At December 31, 2015, our largest commercial real estate loan had a principal balance of $3.1 million and was secured by real property and improvements utilized as an office building.  This loan was performing in accordance with its original terms at December 31, 2015.

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

We also originate a limited amount of construction loans to experienced developers, almost exclusively for the construction of residential real estate projects.  Construction loans are also made to individuals for the construction of their personal residences.  Construction loans to individuals are generally “interest-only” loans during the construction period, and convert to permanent, amortizing loans following the completion of construction.  At December 31, 2015, construction loans totaled $7.2 million, or 0.6% of total loans receivable.  At December 31, 2015, the additional unadvanced portion of these construction loans totaled $3.7 million.

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

Loan Originations, Purchases, Sales and Servicing.  All loans that we originate are underwritten pursuant to our policies and procedures, which incorporate standard underwriting guidelines, including those of Freddie Mac and Fannie Mae, to the extent applicable.  We originate both adjustable-rate and fixed-rate loans.  However, in our market area, customer demand is primarily for fixed-rate loans.  Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand.  Most of our one- to four-family residential mortgage loan originations are generated by our branch managers and employees located in our banking offices and our additional commissioned loan officers located in our corporate headquarters.  We also advertise throughout our market area.  We also receive loans from mortgage brokers, mortgage bankers and other financial institutions that work with our staff to process and close these loans.  We underwrite and approve all of these loans.

We sell loans to assist us in managing interest rate risk.  We sold $56.2 million, $37.5 million and $82.2 million of residential mortgage loans (all fixed-rate loans, with terms of 10 years or longer) during the years ended December 31, 2015, 2014 and 2013, respectively.  We had six loans totaling $2.1 million classified as held for sale at December 31, 2015.

We sell our loans without recourse, except for normal representations and warranties provided in sales transactions.  At December 31, 2015, we were servicing loans owned by others with a principal balance of $51.8 million.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.  We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities.  For the year ended December 31, 2015, we received servicing fees of $153,000.  At December 31, 2015, substantially all of the loans serviced for Freddie Mac and Fannie Mae were performing in accordance with their contractual terms and we believe that there are no material repurchase obligations associated with these loans.

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

Investments

Our Board of Directors has primary responsibility for establishing and overseeing our investment policy.  The Board of Directors has delegated authority to implement the investment policy to our Investment Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Chief Financial Officer and our Vice President and Controller.  The investment policy is reviewed at least annually by the Investment

Committee, and any changes to the policy are subject to approval by the full Board of Directors.  The overall objectives of the Investment Policy are to maintain a portfolio of high quality and diversified investments to maximize interest income over the long term and to minimize risk, to provide collateral for borrowings, to provide additional earnings when loan production is low, and to reduce our tax liability.  The policy dictates that investment decisions give consideration to the safety of principal, liquidity requirements and potential returns.  Our Senior Vice President and Chief Financial Officer executes our securities portfolio transactions as directed by the Investment Committee.  All purchase and sale transactions are reported to the Board of Directors on a monthly basis.

Our current investment policy permits investments in securities issued by the United States Government as well as mortgage-backed securities and direct obligations of Fannie Mae, Freddie Mac and Ginnie Mae.  The investment policy also permits, with certain limitations, investments in certificates of deposit, bank-owned life insurance, collateralized mortgage obligations, trust preferred securities, municipal securities and stock in the Federal Home Loan Bank and the Federal Reserve Bank.  We purchased stock in the Federal Home Loan Bank in order to obtain services such as demand deposit accounts, certificates of deposit, security safekeeping services and borrowings in the form of advances.  As a member of the Federal Reserve System, we are required to hold stock in the Federal Reserve Bank.

Our current policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.  As of December 31, 2015, we held no asset-backed securities other than mortgage-backed securities.  As a state savings bank, Territorial Savings Bank is not permitted to invest in equity securities.  This general restriction does not apply to Territorial Bancorp Inc.

The Investments — Debt and Equity Securities topic of the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) requires that, at the time of purchase, we designate a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent to hold the security until maturity.  Securities in the available-for-sale and trading classifications are reported at market value and securities in the held-to-maturity classification are reported at amortized cost.  A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary.  If we do not have the intent to sell a security and it is not more likely than not that we will be required to sell a security, impairment occurs when the present value of the remaining cash flows is less than the remaining amortized cost basis.  The difference between the present value of remaining cash flows and the remaining amortized cost basis is considered a credit loss.  If a credit loss has occurred, impairment is recorded by writing down the value of a security to its fair market value as a charge to earnings.  The difference between the write down and the credit loss is considered other comprehensive loss, which is a reduction of stockholders’ equity.

Our held-to-maturity securities at December 31, 2015 consisted primarily of securities with the following carrying values: $481.5 million of mortgage-backed securities, $10.7 million of collateralized mortgage obligations and $916,000 of trust preferred securities that were issued by pools of issuers consisting primarily of financial institution holding companies.  At December 31, 2015, all of our mortgage-backed securities and collateralized mortgage obligations were issued by Fannie Mae, Freddie Mac or Ginnie Mae.  At December 31, 2015, there were no securities classified as available-for-sale.  At December 31, 2015, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Securities” for a discussion of the recent performance of our securities portfolio.  The fair values of our securities are usually based on published or securities dealers’ market values.

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

Sources of Funds

General.  Deposits traditionally have been our primary source of funds for our investment and lending activities.  We also borrow from the Federal Home Loan Bank and from securities dealers through securities sold under agreements to repurchase to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds.  Our additional sources of funds are loan repayments, maturing investments, retained earnings, income on other earning assets and the proceeds of loan and security sales.

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

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank and funds borrowed from securities sold under agreements to repurchase.  At December 31, 2015, our Federal Home Loan Bank advances totaled $69.0 million, or 4.3% of total liabilities and securities sold under agreements to repurchase totaled $55.0 million, or 3.4% of total liabilities.  At December 31, 2015, we had access to additional Federal Home Loan Bank advances of up to $555.1 million.  Advances from the Federal Home Loan Bank are secured by our investment in the common stock of the Federal Home Loan Bank as well as by a blanket pledge on our assets not otherwise pledged.  Securities sold under agreements to repurchase are secured by mortgage-backed securities.

Subsidiary Activities

Territorial Savings Bank owns 100% of the common stock of Territorial Financial Services, Inc., a Hawaii corporation that engages primarily in insurance activities.  At December 31, 2015, Territorial Savings Bank’s investment in Territorial Financial Services, Inc. was $12,000, and Territorial Financial Services, Inc. had assets of $78,000 at that date.  Territorial Savings Bank also owns 100% of the common stock of Territorial Real Estate Co., Inc., an inactive Hawaii corporation that is authorized to manage and dispose of problem real estate.

Personnel

As of December 31, 2015, we had 269 full-time employees and 11 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

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

Minimum Tax.  The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.”  The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount.  Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  At December 31, 2015 and 2014, Territorial Bancorp Inc. had no alternative minimum tax credit carryforward.

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At December 31, 2015 and 2014, Territorial Savings Bank had no net operating loss carryforward for federal income tax purposes.

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

Territorial Bancorp Inc. maintained its status as a savings and loan holding company in connection with Territorial Savings Bank’s charter conversion.  Accordingly, Territorial Bancorp Inc. is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Federal Reserve Board.  Territorial Bancorp Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

The Dodd-Frank Act also created a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators.  However, institutions with $10 billion or fewer in assets, such as Territorial Savings Bank, continue to be examined for compliance with such laws and regulations by the Federal Reserve Board, its primary banking regulator, rather than the Consumer Financial Protection Bureau.

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

Federal Banking Regulation

Capital Requirements.  Federal regulations require federally insured depository institutions to meet several minimum capital standards:  a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8%, and a 4% Tier 1 capital to total assets leverage ratio.  The current capital requirements were effective January 1, 2015 and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision (BASEL III) and certain requirements of the Dodd-Frank Act.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset.  Higher levels of capital are required for asset categories believed to present greater risk.  Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings.  Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital.  Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.  Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.  Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.  In assessing an institution’s capital adequacy, the Federal Reserve Bank takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

At December 31, 2015, Territorial Savings Bank’s regulatory capital was considered to be well capitalized under the revised capital requirements, which became effective on January 1, 2015.

Prompt Corrective Action Regulations.  Under prompt corrective action regulations, the Federal Reserve Board is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized member banks.  The extent of supervisory action depends upon the degree of the institution’s undercapitalization.  For this purpose, a member bank is placed in one of the following five categories based on the bank’s capital:

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

At December 31, 2015, Territorial Savings Bank met the criteria for being considered “well-capitalized.”

Capital Distributions.  Federal Reserve member banks must receive the prior approval of the Federal Reserve Board to pay dividends:  (i) in an amount that exceeds the sum of the bank’s net income during the calendar year and retained net income of the prior two calendar years or (ii) that would exceed the bank’s undivided profits.  Even if an application is not otherwise required, every savings bank that is a subsidiary of a savings and loan holding company must file a notice with the Federal Reserve Board at least 30 days before the Board of Directors declares a dividend.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the quarter ended December 31, 2015, equaled 0.60 basis points of total assets less tangible capital.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation, and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long-range fund ratio of 2%.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  Management cannot predict what insurance assessment rates will be in the future.

Federal Home Loan Bank System.  Territorial Savings Bank is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of Des Moines, Territorial Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2015, Territorial Savings Bank held $4.8 million of capital stock in the Federal Home Loan Bank of Des Moines and was in compliance with this requirement.

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

Capital.  Savings and loan holding companies have historically not been subject to specific regulatory capital requirements.  The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Instruments such as cumulative preferred stock and trust preferred securities are no longer includable as Tier 1 capital, as was previously the case with bank holding companies, subject to certain grandfathering.  The previously discussed final rule regarding regulatory capital requirements implements this Dodd-Frank Act requirement as to savings and loan holding companies.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions applied to savings and loan holding companies as of January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer for savings and loan holding companies will be phased in between 2016 and 2019.

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

In recent years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, interest rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has been one factor contributing to the increase in our interest rate spread as interest rates decreased.  However, our ability to lower our interest expense continues to be limited since our cost of funds at December 31, 2015 is relatively low while the average yield on our interest-earning assets may continue to decrease as our higher yielding loans and securities are paid off.  Accordingly, our net interest income may be adversely affected and may even decrease, which may have an adverse effect on our profitability.

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

As a result of our focus on one- to four-family residential real estate loans and the low demand for adjustable-rate loans in our market area, the interest rates we earn on our loans are generally fixed for long periods of time.  Additionally, many of our securities investments are of long maturities with fixed interest rates.  Like many savings institutions, our focus on deposit accounts as a source of funds, which have no stated maturity date or shorter contractual maturities than loans, results in our liabilities having a shorter duration than our assets.  For example, as of December 31, 2015, 93.5% of our loans had maturities of 15 years or longer, while 73.7% of our certificates of deposits had maturities of one year or less.  This imbalance can create significant earnings volatility, because market interest rates change over time.  In a period of rising interest rates, the interest income earned on our assets, such as loans and investments, likely will not increase as rapidly as the interest paid on our liabilities, such as deposits.  In a period of declining interest rates, the interest income earned on our assets likely will decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities, thereby requiring us to reinvest these cash flows at lower interest rates.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At December 31, 2015, the fair value of our investment in held-to-maturity securities totaled $498.0 million.  Net unrealized gains on these securities totaled $4.9 million at December 31, 2015.

At December 31, 2015, our “rate shock” analysis indicated that our economic value of equity (the difference between the market value of our assets and the market value of our liabilities with adjustments made for off-balance sheet items) would decrease by $9.7 million if there was an instantaneous 200 basis point increase in market interest rates.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Our lending activities provide lower interest rates than financial institutions that originate more commercial loans.

Our principal lending activity consists of originating one- to four-family residential real estate mortgage loans.  As of December 31, 2015, these loans totaled $1.146 billion or 95.9% of total loans.  We originate our loans with a focus on limiting credit risk and not to generate the highest return or create the greatest difference between the yield on our interest-earning assets and our cost of funds (interest rate spread).

Residential real estate mortgage loans generally have lower interest rates than commercial business loans, commercial real estate loans and consumer loans.  As a result, we may generate lower interest rate spreads and rates of return when compared to our competitors who originate more consumer or commercial loans than we do.  We intend to continue our focus on residential real estate lending.

We could record future losses on our holding of a trust preferred security that we purchased from an issuer pool consisting primarily of financial institution holding companies.  In addition, we may not receive full future principal or interest payments, or both, on this security.

We owned a share of trust preferred security PreTSL XXIII with an adjusted cost basis and fair value of $916,000 at December 31, 2015.  PreTSL XXIII is a debt obligations issued by an issuer pool (Preferred Term Securities XXIII, Ltd. co-marketed by Keefe, Bruyette & Woods, Inc. and FTN Financial Capital Markets) consisting primarily of holding companies for Federal Deposit Insurance Corporation-insured financial institutions.  This security is a Class D security, and was originated with a credit rating of BBB.  As of December 31, 2015, PreTSL XXIII is rated C by Fitch.

Our investment in PreTSL XXIII was determined to be other-than-temporarily impaired as the present value of cash flows was lower than the amortized cost basis of the security.  We recorded an impairment charge of $2.4 million in the year ended December 31, 2010.  When the impairment charge of $2.4 million on PreTSL XXIII was recorded, the security was written down to its fair value of $32,000.  The book value of our investment in PreTSL XXIII has risen from $32,000 to $916,000 based on an increase in fair value which has occurred with an increase in the present value of cash flows from this security.  The $1.1 million difference between the original outstanding principal balance of $3.5 million and the impairment charge of $2.4 million was reported as other comprehensive loss and is related to noncredit factors such as an inactive trust preferred securities market.

It is reasonably possible that the fair value of PreTSL XXIII could decline in the near term if the overall economy and the financial condition of some of the issuers deteriorate further and the liquidity of this security remains low.  As a result, there is a risk that the Company’s remaining amortized cost basis of $1.1 million in PreTSL XXIII could be credit-related other-than-temporarily impaired in the near term.  The impairment could be material to the Company’s consolidated statement of income.

A number of factors or combinations of factors could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to PreTSL XXIII constitutes an impairment that is other than temporary, which could result in material losses to us.  These factors include, but are not limited to, continued failure to make scheduled interest or principal payments, an increase in the severity of the unrealized loss, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value.  In addition, the fair value of PreTSL XXIII could decline if the overall economy and the financial condition of some of the issuers deteriorate further and there remains limited liquidity for this security.

For the year ended December 31, 2015, we received no interest payments on the trust preferred security.  The continued failure of the trust preferred issuers to make interest payments for any quarter will reduce our earnings during that quarter.

The following table sets forth information with respect to this security as of December 31, 2015:

Pool Deal Name	Book Value	Fair Value	Unrealized Gain	Credit Rating	Number of Financial Institutions in Pool	Deferrals and Defaults as a % of Collateral	Excess Subordination (1)
	(Dollars in Thousands)

PreTSL XXIII	$916	$916	$—	C	101	21.9%	$—

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

The potential exists for additional federal or state laws and regulations, or changes in policy, regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.  Bank regulatory agencies, such as the Federal Reserve Board, the Hawaii Division of Financial Institutions and the Federal Deposit Insurance Corporation, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors.  In addition, new laws, regulations and other regulatory changes may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations.  New laws, regulations, and other regulatory changes may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.  Federal and state proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.

Nonresidential real estate loans and commercial business loans increase our exposure to credit risks.

At December 31, 2015, our portfolio of commercial real estate, construction and other nonresidential real estate loans totaled $19.3 million, or 1.6% of total loans.  In addition, at December 31, 2015, our portfolio of commercial business loans totaled $3.8 million, or 0.3% of total loans.  These loans generally expose us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and income stream of the borrowers.  Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance.  While our allowance for loan losses was 0.2% of total loans at December 31, 2015, material additions to our allowance could materially decrease our net income.

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

In August 2010, our stockholders approved the Territorial Bancorp Inc. 2010 Equity Incentive Plan.  Stockholders approved the issuance of 736,434 shares of common stock pursuant to restricted stock and the issuance of 976,203 shares of common stock pursuant to stock options.  During 2015, we recognized $2.7 million in noninterest expense relating to this stock benefit plan.

We may fund the 2010 Equity Incentive Plan either through open market purchases or from the issuance of authorized but unissued shares of common stock.  Our ability to repurchase shares of common stock to fund this plan will be subject to many factors, including, but not limited to, applicable regulatory restrictions on stock repurchases, the availability of stock in the market, the trading price of the stock, our capital levels, alternative uses for our capital and our financial performance.  Our intention is to fund the plan through open market purchases and we have repurchased 3,099,253 shares as of December 31, 2015.  However, stockholders would experience a reduction in ownership interest in the event newly issued shares of our common stock are used to fund stock options and restricted stock awards.

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

Tourism is the largest sector of Hawaii’s economy.  The Hawaii Tourism Authority reported visitor arrivals and visitor spending grew by 4.1% and 2.3%, respectively, in 2015 compared to 2014.  A downturn in the tourism industry, and the related loss of jobs or operating income for businesses, could have a significant impact on our ability to originate loans, and the ability of borrowers to repay loans, either of which could adversely affect our financial condition and results of operations.

Proposed reductions in defense spending by the federal government could have a detrimental impact on Hawaii’s economy.

The defense industry is the second largest contributor to Hawaii’s economy after the visitor industry, contributing $7.6 billion and creating thousands of jobs for residents of the State.  The amount spent by the defense industry represents 9.9% of the State’s gross domestic product. Proposals to cut defense and other general spending could have an adverse impact on Hawaii’s economy, which could adversely affect our financial condition and results of operations.

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

A final capital rule that became effective for financial institutions on January 1, 2015, includes new minimum risk-based capital and leverage ratios, and refines the definition of what constitutes “capital” for purposes of calculating these ratios.  The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and increases each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

Territorial Savings Bank and Territorial Bancorp Inc. met all of these new requirements, including the full 2.5% capital conservation buffer, as if these new requirements had been fully phased in as of December 31, 2015.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets.  Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares.  Specifically, beginning in 2016, Territorial Savings Bank’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders.  See “Supervision and Regulation—Federal Banking Regulation—Capital Distributions.”

Territorial Savings Bank became a member of the Federal Reserve Bank of San Francisco in July 2014.  The Federal Reserve Bank, as a condition of membership, requires that Territorial Savings Bank maintain a Tier 1 capital ratio of at least 9.0% for the next three years.

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

These rules could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability or desire to make certain types of loans or loans to certain borrowers, which could limit our growth or profitability.

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

We are subject to environmental liability risk associated with lending activities.

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

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing this annual report as well as other periodic reports we are required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty.  Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our valuation of investment securities, our determination of our income tax provision, and our evaluation of the adequacy of our allowance for loan losses.

ITEM 1B.   Unresolved Staff Comments

Not applicable.

ITEM 2.                           Properties

We operate from our corporate office in Honolulu, Hawaii, and from our 28 full-service branches located in the State of Hawaii.  The net book value of our premises, land and equipment was $4.9 million at December 31, 2015.  The following table sets forth information with respect to our full-service banking offices, including the expiration date of leases with respect to leased facilities.

AINA HAINA Aina Haina Shopping Center 820 West Hind Drive Honolulu, Oahu 96821 4/30/2021	KAILUA 19 Oneawa Street Kailua, Oahu 96734	KAUAI Kukui Grove Shopping Center 4393 Kukui Grove Street Lihue, Kauai 96766 2/28/2018	NUUANU Nuuanu Shopping Center 1613 Nuuanu Avenue Honolulu, Oahu 96817 7/22/2021

ALA MOANA CENTER 1450 Ala Moana Boulevard Honolulu, Oahu 96814 12/31/2017	KAIMUKI 1108 12th Avenue Honolulu, Oahu 96816 12/31/2018	KIHEI Azeka Shopping Center 1279 South Kihei Road Kihei, Maui 96753 1/31/2019	PEARL CITY Pearl City Shopping Center 850 Kamehameha Highway Pearl City, Oahu 96782 9/22/2019

DOWNTOWN 1000 Bishop Street Honolulu, Oahu 96813 12/31/2020	KALIHI-KAPALAMA 1199 Dillingham Boulevard Honolulu, Oahu 96817 8/31/2017	KONA Crossroads Shopping Center 75-1027 Henry Street Kailua-Kona, Hawaii 96740 8/31/2020	PEARLRIDGE 98-084 Kamehameha Highway Aiea, Oahu 96701 6/30/2022

HAWAII KAI Hawaii Kai Shopping Center 377 Keahole Street Honolulu, Oahu 96825 9/30/2018	KAMEHAMEHA SHOPPING CENTER 1620 North School Street Honolulu, Oahu 96817 6/30/2025	LAHAINA Old Lahaina Center 170 Papalaua Street Lahaina, Maui 96761 3/31/2023	PIIKOI 1159 South Beretania Street Honolulu, Oahu 96814 12/31/2020

HILO Waiakea Center 315 Makaala Street Hilo, Hawaii 96720 12/31/2018	KANEOHE 46-005 Kawa Street Kaneohe, Oahu 96744 12/31/2019	MANOA Manoa Marketplace 2752 Woodlawn Drive Honolulu, Oahu 96822 7/10/2023	SALT LAKE Salt Lake Shopping Center 848 Ala Lilikoi Street Honolulu, Oahu 96818 1/31/2021

KAHALA 4819 Kilauea Avenue Honolulu, Oahu 96816 3/31/2020	KAPAHULU Kilohana Square 1016 Kapahulu Avenue Honolulu, Oahu 96816 11/14/2018	McCULLY 1111 McCully Street Honolulu, Oahu 96826 5/31/2018	WAIPAHU Waipahu Town Center 94-050 Farrington Highway Waipahu, Oahu 96797 12/31/2019

KAHULUI Queen Kaahumanu Center 275 W. Kaahumanu Avenue Kahului, Maui 96732 12/31/2019	KAPOLEI Ace Center at Kapolei 480 Kamokila Boulevard Kapolei, Oahu 96709 7/31/2019	MILILANI Town Center of Mililani 95-1249 Meheula Parkway Mililani, Oahu 96789 10/11/2019	WAIPIO Laniakea Plaza 94-1221 Ka Uka Boulevard Waipahu, Oahu 96797 9/30/2016

ITEM 3.                           Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business.  Except as previously disclosed, at December 31, 2015, we were not involved in any legal proceedings, the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 4.                           Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.                           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)  Market, Holder and Dividend Information.  Our common stock is traded on the NASDAQ Global Select Market under the symbol “TBNK.”  The approximate number of holders of record of Territorial Bancorp Inc.’s common stock as of February 29, 2016 was 1,177.  Certain shares of Territorial Bancorp Inc. are held in “nominee” or “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.  The following table presents quarterly market and dividend information for Territorial Bancorp Inc.’s common stock for the two years ended December 31, 2015.  The following information with respect to high and low closing prices was provided by the NASDAQ Global Select Market.

	High	Low	Dividends Declared Per Share
Year Ended December 31, 2015
Quarter ended December 31, 2015	$29.13	$26.06	$0.27
Quarter ended September 30, 2015	$26.77	$24.54	$0.17
Quarter ended June 30, 2015	$24.26	$22.69	$0.16
Quarter ended March 31, 2015	$23.76	$21.20	$0.16

Year Ended December 31, 2014
Quarter ended December 31, 2014	$21.95	$20.34	$0.26
Quarter ended September 30, 2014	$21.24	$20.10	$0.15
Quarter ended June 30, 2014	$21.59	$19.82	$0.15
Quarter ended March 31, 2014	$23.08	$21.60	$0.14

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

(e)   Stock Repurchases.  The following table sets forth information in connection with repurchases of our shares of common stock during the fourth quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1)
October 1, 2015 through October 31, 2015	18,098	$26.04	18,098	20,637
November 1, 2015 through November 30, 2015	—	—	—	20,637
December 1, 2015 through December 31, 2015	20,637	28.89	20,637	—

Total	38,735	$27.56	38,735	—

(1)         On December 4, 2014, our Board of Directors authorized the repurchase of up to 400,000 shares of our common stock.  The Company initially repurchased a total of 250,000 shares.  Further repurchases were subject to the receipt of regulatory approvals or non-objections for the employee stock ownership plan to own 10% or more of the Company’s outstanding shares of common stock.  On July 1, 2015, the Company received the final regulatory approval needed for the ESOP to own more than 10% of the Company’s common stock.  In accordance with this authorization, we completed the repurchase of 400,000 shares of our common stock as of December 31, 2015. We have entered into a Rule 10b5-1 plan with respect to our stock repurchase plan.

(f)   Stock Performance Graph.  Set forth below is a stock performance graph comparing (a) the cumulative total return on our shares of common stock between December 31, 2010 and December 31, 2015, (b) the cumulative total return on stocks included in the Total Return Index for the NASDAQ Stock Market (US) over such period, and (c) the cumulative total return on stocks included in the SNL Bank and Thrift Index over such period.  Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that the Company’s stock performance will continue in the future with the same or similar trend depicted in the graph.  The Company will not make or endorse any predictions as to future stock performance.

ITEM 6.           Selected Financial Data

The following selected financial data and ratios have been derived, in part, from the consolidated financial statements and notes appearing elsewhere in this annual report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Selected Financial Condition Data:

Total assets	$1,821,141	$1,691,897	$1,616,904	$1,574,627	$1,537,571
Cash and cash equivalents	65,919	75,060	75,365	182,818	131,937
Investment securities held to maturity	493,059	572,922	613,436	554,673	653,871
Loans receivable, net	1,188,649	968,212	856,542	774,876	688,095
Bank-owned life insurance	42,328	41,303	40,243	31,177	30,234
Federal Home Loan Bank stock, at cost	4,790	11,234	11,689	12,128	12,348
Deposits	1,445,103	1,359,679	1,288,709	1,237,847	1,166,116
Federal Home Loan Bank advances	69,000	15,000	15,000	20,000	20,000
Securities sold under agreements to repurchase	55,000	72,000	72,000	70,000	108,300
Stockholders’ equity	219,641	216,378	212,140	218,972	213,961

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Selected Operating Data:

Interest and dividend income	$63,092	$59,615	$56,175	$60,149	$62,733
Interest expense	6,515	6,118	6,282	9,229	11,285
Net interest income	56,577	53,497	49,893	50,920	51,448
Provision for loan losses	455	360	39	415	418
Net interest and dividend income after provision for loan losses	56,122	53,137	49,854	50,505	51,030
Noninterest income	4,911	5,177	8,716	7,068	5,111
Noninterest expense	36,499	35,308	35,077	34,438	34,654
Income before income taxes	24,534	23,006	23,493	23,135	21,487
Income taxes	9,786	8,909	8,846	8,297	8,698
Net income	$14,748	$14,097	$14,647	$14,838	$12,789

	At or For the Year Ended December 31,
	2015	2014	2013	2012	2011

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.84%	0.85%	0.93%	0.95%	0.85%
Return on average equity (ratio of net income to average equity)	6.75%	6.54%	6.71%	6.78%	5.72%
Interest rate spread (1)	3.29%	3.30%	3.22%	3.25%	3.41%
Net interest margin (2)	3.36%	3.37%	3.28%	3.36%	3.55%
Efficiency ratio (3)	59.36%	60.18%	59.85%	59.39%	61.27%
Noninterest expense to average total assets	2.08%	2.13%	2.22%	2.20%	2.31%
Average interest-earning assets to average interest-bearing liabilities	115.86%	115.83%	117.07%	117.38%	118.21%
Average equity to average total assets	12.46%	13.02%	13.82%	13.97%	14.91%
Basic earnings per share	$1.63	$1.53	$1.51	$1.47	$1.19
Diluted earnings per share	$1.59	$1.51	$1.49	$1.45	$1.17
Dividend payout ratio	47.80%	46.36%	41.61%	37.24%	29.06%

Asset Quality Ratios:
Nonperforming assets to total assets	0.30%	0.26%	0.37%	0.28%	0.22%
Nonperforming loans to total loans	0.45%	0.46%	0.69%	0.56%	0.42%
Allowance for loan losses to nonperforming loans	40.00%	37.97%	24.77%	37.95%	52.65%
Allowance for loan losses to total loans	0.18%	0.17%	0.17%	0.22%	0.22%

Capital Ratios (bank-level only):
Total capital (to risk-weighted assets)	26.07%	29.93%	31.99%	36.87%	38.76%
Common equity Tier 1 capital (to risk-weighted assets) (4)	25.79%	n/a	n/a	n/a	n/a
Tier I capital (to risk-weighted assets)	25.79%	29.68%	31.75%	36.57%	38.47%
Tier I capital (to total assets)	11.49%	12.10%	12.35%	13.13%	13.07%

Other Data:
Number of full-service offices	28	28	28	27	27
Full-time equivalent employees	275	268	274	271	258

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

(4)         Effective January 1, 2015, a new common equity Tier 1 capital standard was implemented.

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

We have continued our focus on originating one- to four-family residential real estate loans.  Our emphasis on conservative loan underwriting has resulted in low levels of nonperforming assets at a time when many financial institutions are experiencing significant asset quality issues.  Our nonperforming assets totaled $5.4 million, or 0.30% of total assets at December 31, 2015, compared to $4.5 million, or 0.26% of total assets at December 31, 2014, and $6.0 million, or 0.37% of total assets at December 31, 2013.  As of December 31, 2015, nonperforming assets consisted primarily of 22 mortgage loans for $5.4 million.  Our nonperforming loans and loss experience has enabled us to maintain a relatively low allowance for loan losses in relation to other peer institutions and correspondingly resulted in low levels of provisions for loan losses.  Our provisions for loan losses were $455,000, $360,000 and $39,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Our operations in recent years have been affected by our efforts to manage our interest rate risk position.  In 2015, we sold $56.2 million of fixed-rate mortgage loans and obtained $37.0 million of additional long-term, fixed-rate borrowings.  In 2014, we sold $37.5 million of fixed-rate mortgage loans.  In 2013, we sold $82.2 million of fixed-rate mortgage loans, obtained $30.0 million of long-term, fixed-rate borrowings and purchased $5.1 million of shorter-duration mortgage-backed securities.  See “—Management of Market Risk” for a discussion of the actions we took in 2015, 2014 and 2013 in managing interest rate risk.

Territorial Savings Bank’s investments in mortgage-backed securities and collateralized mortgage obligations have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  These agencies guarantee the payment of principal and interest on the Bank’s mortgage-backed securities.  We do not own any preferred stock issued by Fannie Mae or Freddie Mac.  As of December 31, 2015, our additional borrowing capacity at the Federal Home Loan Bank of Des Moines was $555.1 million.  As of December 31, 2014, our additional borrowing capacity at the Federal Home Loan Bank of Seattle was $399.0 million.

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

Our investment in PreTSL XXIII was determined to be other-than-temporarily impaired and we recorded an impairment charge of $2.4 million in the year ended December 31, 2010.   PreTSL XXIII has a book value of $916,000 at December 31, 2015.  The difference between the book value of $916,000 and the remaining unamortized cost basis of $1.1 million is reported as other comprehensive loss and is related to noncredit factors such as an inactive trust preferred securities market.

See also “Item 1A. Risk Factors” for a discussion on our investment in trust preferred securities.

We evaluated our $4.8 million investment in FHLB stock for other-than-temporary impairment as of December 31, 2015.  Considering the long-term nature of this investment and the liquidity position of the FHLB of Des Moines, our FHLB stock was not considered other-than-temporarily impaired.  As of December 31, 2015, the FHLB of Des Moines has met all of its regulatory capital requirements.  Moody’s Investor Services and Standard and Poor’s have given the FHLB of Des Moines long-term credit ratings of Aaa and AA+, respectively.

We evaluated our $3.0 million investment in FRB stock for other-than-temporary impairment as of December 31, 2015.  Based on the long-term nature of this investment and the liquidity position of the FRB of San Francisco, our FRB stock was not considered to be other-than-temporarily impaired.

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

Defined Benefit Retirement Plan.  Defined benefit plan obligations and related assets of our defined benefit retirement plan are presented in Note 17 to the Consolidated Financial Statements.  Effective December 31, 2008, the defined benefit retirement plan was frozen and all plan benefits were fixed as of that date.  Plan assets, which consist primarily of marketable equity securities and mutual funds, are typically valued using market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries through the use of a number of assumptions.  Key assumptions in measuring the plan obligations include the discount rate and the expected long-term rate of return on plan assets.  In determining the discount rate, we utilize a yield that reflects the top 50% of the universe of bonds, ranked in the order of the highest yield.  These bonds provide cash flows that match the timing of expected benefit payments.  Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.

At December 31, 2015, we used weighted-average discount rates of 4.10% and 4.40% for calculating annual pension expense and projected plan liabilities, respectively, and an expected long-term rate of return on plan assets of 7.50% for calculating annual pension expense.  At December 31, 2014, we used a weighted-average discount rate of 4.90% and 4.10% for calculating annual pension expense and projected plan liabilities, respectively, and an expected long-term rate of return on plan assets of 7.50% for calculating annual pension expense.  For both the discount rate and the asset return rate, a range of estimates could reasonably have been used, which would affect the amount of pension expense and pension liability recorded.

A decrease in the discount rate or an increase in the asset return rate would reduce pension expense in 2015, while an increase in the discount rate or a decrease in the asset return rate would have the opposite effect.  A 25 basis point decrease in the discount rate assumptions would decrease 2015 pension expense by $3,000 and increase year-end 2015 pension liability by $554,000, while a 25 basis point decrease in the asset return rate would increase 2015 pension expense by $33,000.

Balance Sheet Analysis

Assets.  At December 31, 2015, our assets were $1.821 billion, an increase of $129.2 million, or 7.6%, from $1.692 billion at December 31, 2014.  The increase was primarily caused by a $220.4 million increase in loans receivable that occurred as loan production exceeded loan sales and repayments.  This was partially offset by a $79.9 million decrease in investment securities that occurred as repayments and sales exceeded purchases.

Cash and Cash Equivalents.   At December 31, 2015, we had $65.9 million of cash and cash equivalents compared to $75.1 million at December 31, 2014.   During 2015, cash and cash equivalents decreased by $9.1 million primarily due to a $220.4 million increase in loans receivable, $8.9 million of common stock repurchases, a $17.0 million decrease in securities sold under agreements to repurchase and the $7.0 million payment of common stock dividends.  These uses of cash were partially offset by an $85.4 million increase in deposits, a $79.9 million decrease in investment securities, a $54.0 million increase in FHLB advances, net income of $14.7 million, and a $6.4 million decrease in FHLB stock.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$1,145,904	95.90%	$926,074	95.08%	$823,273	95.41%	$741,334	94.84%	$654,412	94.13%
Multi-family residential	9,834	0.82	8,920	0.92	4,877	0.57	6,888	0.88	6,956	1.00
Construction, commercial and other	19,288	1.62	18,415	1.89	13,554	1.57	13,819	1.77	11,140	1.60
Home equity loans and lines of credit	15,333	1.28	15,992	1.64	16,524	1.91	15,202	1.94	17,253	2.48
Other loans	4,543	0.38	4,614	0.47	4,649	0.54	4,481	0.57	5,488	0.79

Total loans	1,194,902	100.00%	974,015	100.00%	862,877	100.00%	781,724	100.00%	695,249	100.00%

Other items:
Unearned fees and discounts, net	(4,087)		(4,112)		(4,849)		(5,176)		(5,613)
Allowance for loan losses	(2,166)		(1,691)		(1,486)		(1,672)		(1,541)

Loans receivable, net	$1,188,649		$968,212		$856,542		$774,876		$688,095

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled maturities of our loan portfolio at December 31, 2015.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to four-family residential real estate		Multi-family residential real estate		Construction, commercial and other real estate		Home equity loans and lines of credit		Other loans		Total
Due During the Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

2016	$—	—%	$—	—%	$209	7.00%	$4	0.95%	$744	6.81%	$957	6.83%
2017 to 2020	2,845	5.23	639	5.28	2,132	5.39	3,093	5.35	726	5.65	9,435	5.34
2021 and beyond	1,143,059	4.05	9,195	4.65	16,947	4.58	12,236	4.07	3,073	4.99	1,184,510	4.06

Total	$1,145,904	4.05%	$9,834	4.69%	$19,288	4.70%	$15,333	4.33%	$4,543	5.39%	$1,194,902	4.07%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2015 that are contractually due after December 31, 2016.

	Due After December 31, 2016
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
First mortgage:
One- to four-family residential	$1,142,591	$3,313	$1,145,904
Multi-family residential	9,195	639	9,834
Construction, commercial and other	15,501	3,578	19,079
Home equity loans and lines of credit	2,987	12,342	15,329
Other loans	3,416	383	3,799

Total loans	$1,173,690	$20,255	$1,193,945

Securities.  At December 31, 2015, our securities portfolio totaled $493.1 million, or 27.1% of assets.  At that date, our securities held to maturity consisted of securities with the following amortized costs: $481.5 million of mortgage-backed securities, $10.7 million of collateralized mortgage obligations and $916,000 of trust preferred securities.  All of the mortgage-backed securities and collateralized mortgage obligations were issued by Fannie Mae, Freddie Mac or Ginnie Mae.  At December 31, 2015, none of the underlying collateral consisted of subprime or Alt-A loans (traditionally defined as nonconforming loans having less than full documentation).  At December 31, 2015, we held no common or preferred stock of Fannie Mae or Freddie Mac.

During the year ended December 31, 2015 our securities portfolio decreased by $79.9 million, or 13.9%, primarily due to repayments and sales exceeding purchases.

The following table sets forth the amortized cost and estimated fair value of our securities portfolio at the dates indicated.

	At December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Held to Maturity:
U.S. government sponsored mortgage-backed securities:
Fannie Mae	$174,947	$175,432	$204,184	$207,000	$200,058	$191,717
Freddie Mac	249,473	254,515	292,890	302,943	331,753	326,707
Collateralized mortgage obligations (1)	10,668	10,349	17,315	17,178	26,238	25,853
Ginnie Mae	57,055	56,770	57,843	58,899	54,850	53,193
Total U.S. government sponsored mortgage-backed securities	492,143	497,066	572,232	586,020	612,899	597,470

Trust preferred securities	916	916	690	690	537	537

Total	$493,059	$497,982	$572,922	$586,710	$613,436	$598,007

(1)         All of our collateralized mortgage obligations have been issued by Fannie Mae, Freddie Mac or Ginnie Mae.

Any unrealized loss on individual mortgage-backed securities as of December 31, 2015, 2014 and 2013 was caused by increases in market interest rates.  All of our mortgage-backed securities are guaranteed by U.S. government-sponsored enterprises or a U.S. government agency.  Since the decline in market value has been attributable to changes in interest rates and not credit quality, we continue to have the intent not to sell these investments, and it is not more likely than not that we will be required to sell such investments prior to the recovery of the amortized cost basis, we have not considered these investments to be other-than-temporarily impaired as of December 31, 2015, 2014 or 2013.

At December 31, 2015, we owned a trust preferred security with an amortized cost of $916,000.  This security represents an investment in a pool of debt obligations issued primarily by holding companies of Federal Deposit Insurance Corporation-insured financial institutions.

The trust preferred securities market is considered to be inactive as only six transactions have occurred over the past 48 months in the same tranche of securities that we own and no new issues of pooled trust preferred securities have occurred since 2007.  We used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.  We used a discount rate equal to three-month LIBOR plus 20.00%.

See also “Item 1A. Risk Factors” for a discussion on our investment in trust preferred securities.

At December 31, 2015, we had no investments in a single company (other than U.S. government sponsored enterprises) or entity that had an aggregate book value in excess of 10% of our consolidated stockholders’ equity.

Portfolio Maturities and Coupons.  The composition and maturities of the investment securities portfolio at December 31, 2015 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  No tax-equivalent adjustments have been made, as we did not hold any tax-free investment securities at December 31, 2015.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Coupon	Amortized Cost	Weighted Average Coupon	Amortized Cost	Weighted Average Coupon	Amortized Cost	Weighted Average Coupon	Amortized Cost	Fair Value	Weighted Average Coupon
	(Dollars in thousands)
Held to Maturity:
U.S. government sponsored mortgage-backed securities:
Fannie Mae	$—	—%	$28	4.54%	$—	—%	$174,919	3.13%	$174,947	$175,432	3.13%
Freddie Mac	—	—	4	4.50	7	5.00	249,462	3.32	249,473	254,515	3.32
Collateralized mortgage obligations (1)	—	—	—	—	—	—	10,668	2.12	10,668	10,349	2.12
Ginnie Mae	—	—	—	—	—	—	57,055	3.04	57,055	56,770	3.04
Total U.S. government sponsored mortgage-backed securities	—	—	32	4.54	7	5.00	492,104	3.19	492,143	497,066	3.19
Trust preferred securities	—	—	—	—	—	—	916	2.61	916	916	2.61

Total	$—	—%	$32	4.54%	$7	5.00%	$493,020	3.19%	$493,059	$497,982	3.19%

(1)          All of our collateralized mortgage obligations have been issued by Fannie Mae, Freddie Mac or Ginnie Mae.

Bank-Owned Life Insurance.  We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations.  Bank-owned life insurance also generally provides us noninterest income that is nontaxable.  Interagency federal guidance generally limits our investment in bank-owned life insurance to 25% of the Bank’s Tier 1 capital plus our allowance for loan losses.  At December 31, 2015, this limit was $52.6 million, and we had invested $42.3 million in bank-owned life insurance at that date.

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

During the year ended December 31, 2015, our deposits grew by $85.4 million, or 6.3%.  The increase was caused primarily by our strategy of promoting higher-than-market rates for our passbook and statement savings accounts.  Savings accounts grew by $56.8 million, or 6.0%, because of the higher interest rates offered.  We also believe that the ability to get immediate access to their funds without incurring an early withdrawal penalty appeals to customers.

At December 31, 2015, we had a total of $224.0 million in certificates of deposit, of which $165.0 million had remaining maturities of one year or less.  Based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity.

The following tables set forth the distribution of our average total deposit accounts (including interest-bearing and non-interest-bearing deposits), by account type, for the periods indicated.

	For the Year Ended December 31,
	2015			2014
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Deposit type:
Non-interest-bearing	$43,591	3.1%	—%	$36,812	2.8%	—%
Savings accounts	965,754	69.3	0.38%	926,080	70.0	0.36%
Certificates of deposit	225,048	16.2	0.50%	215,127	16.3	0.50%
Money market	1,117	0.1	0.27%	801	0.1	0.25%
Checking and Super NOW	156,776	11.3	0.02%	142,726	10.8	0.02%

Total deposits	$1,392,286	100.0%	0.35%	$1,321,546	100.0%	0.34%

	For the Year Ended December 31, 2013
	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Deposit type:
Non-interest-bearing	$31,863	2.6%	—%
Savings accounts	889,986	71.2	0.34%
Certificates of deposit	197,604	15.8	0.62%
Money market	761	0.1	0.26%
Checking and Super NOW	129,160	10.3	0.02%

Total deposits	$1,249,374	100.0%	0.34%

As of December 31, 2015, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $172.2 million.  The following table sets forth the maturity of those certificates as of December 31, 2015.

At December 31, 2015
(In thousands)

Three months or less	$97,017
Over three months through six months	41,296
Over six months through one year	5,581
Over one year to three years	8,911
Over three years	19,423

Total	$172,228

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank and funds borrowed under securities sold under agreements to repurchase.  At December 31, 2015, our Federal Home Loan Bank advances totaled $69.0 million, or 4.3% of total liabilities and our securities sold under agreements to repurchase totaled $55.0 million, or 3.4% of total liabilities.  At December 31, 2015, we had the capability to borrow up to $555.1 million in the form of additional advances from the Federal Home Loan Bank.

During the year ended December 31, 2015, our borrowings increased by $37.0 million, or 42.5%.  The increase occurred when we had a $54.0 million net increase in Federal Home Loan Bank advances that was partially offset by a $17.0 million net pay off of securities sold under agreements to repurchase.  We have not required any other borrowings to fund our operations.  Instead, we have primarily funded our operations with the net proceeds from our stock offering, additional deposits, proceeds from loan and security sales and principal repayments on loans and mortgage-backed securities.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the years indicated.

	At or For the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)

Balance at end of year	$69,000	$15,000	$15,000
Average balance during year	$46,186	$15,000	$15,836
Maximum outstanding at any month end	$69,000	$15,000	$20,000
Weighted average interest rate at end of year	1.49%	1.77%	1.77%
Average interest rate during year	1.51%	1.77%	1.91%

The following table sets forth information concerning balances and interest rates on our securities sold under agreements to repurchase at the dates and for the years indicated.

	At or For the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)

Balance at end of year	$55,000	$72,000	$72,000
Average balance during year	$60,014	$72,000	$64,111
Maximum outstanding at any month end	$72,000	$72,000	$72,000
Weighted average interest rate at end of year	1.57%	1.88%	1.88%
Average interest rate during year	1.66%	1.88%	2.63%

Stockholders’ Equity.  At December 31, 2015, our stockholders’ equity was $219.6 million, an increase of $3.3 million, or 1.5%, from $216.4 million at December 31, 2014.  The increase in stockholders’ equity primarily resulted from net income of $14.7 million, a $3.1 million increase in paid-in-capital related to share-based compensation awards and a $1.2 million increase due to the allocation of ESOP shares. This was partially offset by the declaration of $7.0 million of dividends during the year ended December 31, 2015 and $8.9 million spent to repurchase 373,711 shares of our common stock.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and rates, and certain other information for the years indicated.  No tax-equivalent yield adjustments were made, as we did not hold any tax-free investments.  All average balances are daily average balances.  Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of net deferred costs, discounts and premiums that are amortized or accreted to interest income.

	For the Year Ended December 31, 2015
	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (1)	$1,050,352	$43,654	4.16%
Multi-family residential	9,692	459	4.74
Construction, commercial and other	18,110	837	4.62
Home equity loans and lines of credit	15,560	709	4.56
Other loans	4,502	244	5.42
Total loans	1,098,216	45,903	4.18
Investment securities:
U.S. government sponsored mortgage-backed securities (1)	529,535	16,873	3.19
Trust preferred securities	790	—	—
Total securities	530,325	16,873	3.18
Other	57,147	316	0.55
Total interest-earning assets	1,685,688	63,092	3.74
Non-interest-earning assets	67,486
Total assets	$1,753,174

Interest-bearing liabilities:
Savings accounts	$965,754	3,670	0.38%
Certificates of deposit	225,048	1,115	0.50
Money market accounts	1,117	3	0.27
Checking and Super NOW accounts	156,776	33	0.02
Total interest-bearing deposits	1,348,695	4,821	0.36
Federal Home Loan Bank advances	46,186	697	1.51
Securities sold under agreements to repurchase	60,014	997	1.66
Total interest-bearing liabilities	1,454,895	6,515	0.45
Non-interest-bearing liabilities	79,762
Total liabilities	1,534,657
Stockholders’ equity	218,517
Total liabilities and stockholders’ equity	$1,753,174

Net interest income		$56,577
Net interest rate spread (2)			3.29%
Net interest-earning assets (3)	$230,793
Net interest margin (4)			3.36%
Interest-earning assets to interest-bearing liabilities	115.86%

(footnotes on following page)

	For the Year Ended December 31,
	2014			2013
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (1)	$859,541	$37,411	4.35%	$780,556	$34,905	4.47%
Multi-family residential	4,990	278	5.57	5,706	328	5.75
Construction, commercial and other	18,332	904	4.93	13,397	661	4.93
Home equity loans and lines of credit	15,709	760	4.84	15,237	805	5.28
Other loans	4,653	267	5.74	4,728	283	5.99
Total loans	903,225	39,620	4.39	819,624	36,982	4.51
Investment securities:
U.S. government sponsored mortgage-backed securities (1)	604,651	19,752	3.27	580,600	18,941	3.26
Trust preferred securities	628	—	—	494	—	—
Total securities	605,279	19,752	3.26	581,094	18,941	3.26
Other	80,339	243	0.30	118,252	252	0.21
Total interest-earning assets	1,588,843	59,615	3.75	1,518,970	56,175	3.70
Non-interest-earning assets	65,511			60,356
Total assets	$1,654,354			$1,579,326

Interest-bearing liabilities:
Savings accounts	$926,080	3,369	0.36%	$889,986	3,035	0.34%
Certificates of deposit	215,127	1,073	0.50	197,604	1,231	0.62
Money market accounts	801	2	0.25	761	2	0.26
Checking and Super NOW accounts	142,726	30	0.02	129,160	28	0.02
Total interest-bearing deposits	1,284,734	4,474	0.35	1,217,511	4,296	0.35
Federal Home Loan Bank advances	15,000	266	1.77	15,836	302	1.91
Securities sold under agreements to repurchase	72,000	1,378	1.91	64,111	1,684	2.63
Total interest-bearing liabilities	1,371,734	6,118	0.45	1,297,458	6,282	0.48
Non-interest-bearing liabilities	67,164			63,567
Total liabilities	1,438,898			1,361,025
Stockholders’ equity	215,456			218,301
Total liabilities and stockholders’ equity	$1,654,354			$1,579,326

Net interest income		$53,497			$49,893
Net interest rate spread (2)			3.30%			3.22%
Net interest-earning assets (3)	$217,109			$221,512
Net interest margin (4)			3.37%			3.28%
Interest-earning assets to interest-bearing liabilities	115.83%			117.07%

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

	Year Ended December 31, 2015 vs. 2014			Year Ended December 31, 2014 vs. 2013
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)

Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential	$7,835	$(1,592)	$6,243	$3,404	$(898)	$2,506
Multi-family residential	215	(34)	181	(40)	(10)	(50)
Construction, commercial and other	(11)	(56)	(67)	243	—	243
Home equity loans and lines of credit	(7)	(44)	(51)	26	(71)	(45)
Other loans	(8)	(15)	(23)	(4)	(12)	(16)
Total loans	8,024	(1,741)	6,283	3,629	(991)	2,638
U.S. government sponsored mortgage-backed securities	(2,403)	(476)	(2,879)	786	25	811
Other	(39)	112	73	29	(38)	(9)

Total interest-earning assets	5,582	(2,105)	3,477	4,444	(1,004)	3,440

Interest-bearing liabilities:
Savings accounts	147	154	301	126	208	334
Certificates of deposit	49	(7)	42	127	(285)	(158)
Money market accounts	1	—	1	—	—	—
Checking and Super NOW accounts	3	—	3	3	(1)	2
Total interest-bearing deposits	200	147	347	256	(78)	178
Federal Home Loan Bank advances	464	(33)	431	(15)	(21)	(36)
Securities sold under agreements to repurchase	(213)	(168)	(381)	254	(560)	(306)

Total interest-bearing liabilities	451	(54)	397	495	(659)	(164)

Change in net interest income	$5,131	$(2,051)	$3,080	$3,949	$(345)	$3,604

Comparison of Operating Results for the Years Ended December 31, 2015, 2014 and 2013

General.  Net income increased by $651,000, or 4.6%, to $14.7 million for the year ended December 31, 2015 from $14.1 million for the year ended December 31, 2014.  The increase in net income was caused by a $3.5 million increase in interest and dividend income due primarily to a higher average loan balance.  This was partially offset by a $1.2 million increase in noninterest expense, an $877,000 increase in income tax expense, a $397,000 increase in interest expense, and a $266,000 decrease in noninterest income.

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

Net Interest Income.  Net interest income increased by $3.1 million, or 5.8%, to $56.6 million for the year ended December 31, 2015 from $53.5 million for the year ended December 31, 2014.  Interest and dividend income increased by $3.5 million, or 5.8%, to $63.1 million for the year ended December 31, 2015 from $59.6 million for the year ended December 31, 2014.  The increase in interest and dividend income occurred primarily because of a $96.8 million increase in average interest-earning assets which was partially offset by a one basis point decline in the average yield on interest-earning assets.   Interest expense increased by $397,000, or 6.5%, to $6.5 million for the year ended December 31, 2015 from $6.1 million for the year ended December 31, 2014.  The increase in interest expense is due to an $83.2 million increase in average interest-bearing liabilities.  The interest rate spread and net interest margin were 3.29% and 3.36%, respectively, for the year ended December 31, 2015, compared to 3.30% and 3.37% for 2014.

Net interest income increased by $3.6 million, or 7.2%, to $53.5 million for the year ended December 31, 2014 from $49.9 million for the year ended December 31, 2013.  Interest and dividend income increased by $3.4 million, or 6.1%, to $59.6 million for the year ended December 31, 2014 from $56.2 million for the year ended December 31, 2013.  The increase in interest and dividend income occurred primarily because of a $69.9 million increase in average interest-earning assets and a five basis point increase in the average interest-earning asset yield.   Interest expense decreased by $164,000, or 2.6%, to $6.1 million for the year ended December 31, 2014 from $6.3 million for the year ended December 31, 2013.  The decrease in interest expense is primarily due to a three basis point decline in the average cost of interest-bearing liabilities that was partially offset by a $74.3 million increase in average interest-bearing liabilities.  The interest rate spread and net interest margin were 3.30% and 3.37%, respectively, for the year ended December 31, 2014, compared to 3.22% and 3.28% for 2013.  The eight basis point increase in the net interest rate spread is due to a five basis point increase in the average yield on interest-earning assets and a three basis point decline in the cost of interest-bearing liabilities.  The decrease in the cost of interest-bearing liabilities resulted from lower market interest rates.

Interest and Dividend Income.  Interest and dividend income rose by $3.5 million, or 5.8%, to $63.1 million for the year ended December 31, 2015 from $59.6 million for the year ended December 31, 2014.  Interest income on loans increased by $6.3 million, or 15.9%, to $45.9 million for the year ended December 31, 2015 from $39.6 million for the year ended December 31, 2014.  The growth in interest income on loans occurred because the average balance of loans grew by $195.0 million, or 21.6%, as new loan originations exceeded loan repayments and loan sales.  This increase in interest income that occurred because of growth in the loan portfolio was partially offset by a 21 basis point decline in the average loan yield to 4.18% for the year ended December 31, 2015 compared to 4.39% for the year ended December 31, 2014.  The decline in the average yield on loans occurred because of repayments on higher-yielding loans and the origination of new loans with lower yields.  Interest income on investment securities decreased by $2.9 million, or 14.6%, to $16.9 million for the year ended December 31, 2015 from $19.8 million for the year ended December 31, 2014.  The decrease in interest income on securities occurred primarily because of a $75.0 million decrease in the average securities balance and an eight basis point decline in the average investment yield to 3.18% for the year ended December 31, 2015 compared to 3.26% for the year ended December 31, 2014.  The decrease in the average securities balance occurred as repayments and security sales exceeded security purchases.

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

Interest Expense.  Interest expense increased by $397,000, or 6.5%, to $6.5 million for the year ended December 31, 2015 from $6.1 million for the year ended December 31, 2014.  Interest expense on FHLB advances increased by $431,000, or 162.0%, during the year ended December 31, 2015 compared to the year ended December 31, 2014.  The increase in interest expense on FHLB advances was due to a $31.2 million increase in the average balance of FHLB advances.  This was partially offset by a 26 basis point decrease in the average interest rate to 1.51% for the year ended December 31, 2015 compared to 1.77% for the year ended December 31, 2014.  Additional advances were obtained during the year ended December 31, 2015 to extend the maturity of liabilities and reduce interest rate risk.  Interest expense on deposits increased by $347,000, or 7.8%, to $4.8 million for the year ended December 31, 2015 from $4.5 million for the year ended December 31, 2014.  The increase in interest expense on deposits is primarily due to a $64.0 million, or 5.0% increase in the average balance of deposits. The average balance of deposits grew to $1.349 billion during the year ended December 31, 2015 compared to $1.285 billion during the year ended December 31, 2014.  Interest expense on securities sold under agreements to repurchase declined by $381,000, or 27.6%, during the year ended December 31, 2015 compared to the year ended December 31, 2014.  The decrease in interest expense on securities sold under agreements to repurchase was caused by a $12.0 million, or 16.6%, decrease in the average outstanding balance of securities sold under agreements to repurchase.  The decrease in the average balance was augmented by a 25 basis point decrease in the average interest rate to 1.66% for the year ended December 31, 2015 compared to 1.91% for the year ended December 31, 2014.  The decline in the average balance of securities sold under agreements to repurchase occurred as the Company paid off matured borrowings.

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

Provision for Loan Losses.  Based on our analysis of the factors described in “—Allowance for Loan Losses,” we recorded provisions for loan losses of $455,000, $360,000 and $39,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  The increase in loan loss provisions is primarily due to an increase in the size of the loan portfolio.  The provisions for loan losses included a net recovery of $20,000 for the year ended December 31, 2015 and net charge-offs of $155,000 and $225,000 for the years ended December 31, 2014 and 2013, respectively.  The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.18%, 0.17% and 0.17% at December 31, 2015, 2014 and 2013, respectively.  Nonaccrual loans totaled $5.4 million, $4.5 million and $6.0 million at December 31, 2015, 2014 and 2013, respectively.  To the best of our knowledge, at December 31, 2015, 2014 and 2013, we had provided for all losses that are both probable and reasonable to estimate at those respective dates.

Noninterest Income.  The following table summarizes changes in noninterest income for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,			Change 2015/2014		Change 2014/2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)

Service fees on loan and deposit accounts	$2,161	$2,022	$2,232	$139	6.9%	$(210)	(9.4)%
Income on bank-owned life insurance	1,026	1,060	1,066	(34)	(3.2)%	(6)	(0.6)%
Gain on sale of investment securities	701	1,263	3,450	(562)	(44.5)%	(2,187)	(63.4)%
Gain on sale of loans	503	396	1,541	107	27.0%	(1,145)	(74.3)%
Other	520	436	427	84	19.3%	9	2.1%
Total	$4,911	$5,177	$8,716	$(266)	(5.1)%	$(3,539)	(40.6)%

Noninterest income declined by $266,000 for the year ended December 31, 2015 compared to the year ended December 31, 2014.  During the years ended December 31, 2015 and 2014, we sold $7.0 million and $18.1 million, respectively, of held-to-maturity and trading investment securities and recognized gains of $701,000 and $1.3 million, respectively.  The sale of held-to-maturity securities, for which the Company had already received a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investments — Debt and Equity Securities topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio.  During the years ended December 31, 2015 and 2014, we also sold $56.2 million and $37.5 million, respectively, of mortgage loans held for sale primarily to reduce interest rate risk and recognized gains of $503,000 and $396,000, respectively.  Service fees on loan and deposit accounts increased by $139,000 for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to an increase in broker fee income.

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

Noninterest Expense.  The following table summarizes changes in noninterest expense for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,			Change 2015/2014		Change 2014/2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)

Salaries and employee benefits	$21,497	$20,932	$21,015	$565	2.7%	$(83)	(0.4)%
Occupancy	5,809	5,761	5,365	48	0.8%	396	7.4%
Equipment	3,894	3,701	3,524	193	5.2%	177	5.0%
Federal deposit insurance premiums	857	808	770	49	6.1%	38	4.9%
Other general and administrative expenses	4,442	4,106	4,403	336	8.2%	(297)	(6.7)%
Total	$36,499	$35,308	$35,077	$1,191	3.4%	$231	0.7%

Noninterest expense rose by $1.2 million to $36.5 million for the year ended December 31, 2015 from $35.3 million for the year ended December 31, 2014.  Salaries and employee benefits increased by $565,000 during the year ended December 31, 2015 primarily due to a bank-wide budgeted salary increase of approximately 3.0%, which was effective July 1, 2015, the hiring of additional staff to originate new loans and to handle the additional workload associated with the increase in regulatory requirements, an increase in employee stock ownership plan expense, which occurred because of the Company’s higher stock price, and higher loan officer compensation that occurred primarily because of the increase in new loan originations.  Equipment expense grew by $193,000 due to higher service bureau and data processing expenses.  Other general and administrative expenses increased primarily due to higher advertising, professional fees and expenses to originate new mortgage loans.

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

Income Tax Expense.  Income taxes were $9.8 million for 2015, reflecting an effective tax rate of 39.9%, $8.9 million for 2014, reflecting an effective tax rate of 38.7%, and $8.8 million for 2013, reflecting an effective tax rate of 37.7%.  The effective tax rate in 2015 was higher than the effective tax rate in 2014 primarily due to changes in permanent tax benefits related to compensation and share-based compensation plans.  The changes in permanent tax benefits related to compensation and share-based compensation plans also caused the effective tax rate in 2014 to be higher than the effective tax rate for 2013.

Nonperforming and Problem Assets

When a residential mortgage loan or home equity line of credit is 15 days past due, we attempt personal, direct contact with the borrower to determine when payment will be made.  On the first day of the following month, we mail a letter reminding the borrower of the delinquency, and will send an additional letter when a loan is 60 days or more past due.  If necessary, subsequent late notices are issued and the account will be monitored on a regular basis thereafter.  By the 75th day of delinquency, unless the borrower has made arrangements to bring the loan current, we will refer the loan to legal counsel to commence foreclosure proceedings.  Upon the recommendation of our Vice President of Mortgage Loan Servicing, the Senior Vice President in charge of the Mortgage Loan Servicing Department can shorten these time frames.

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

Loans are placed on nonaccrual status when payment of principal or interest is more than 90 days contractually delinquent or when, in the opinion of management, collection of principal or interest in full appears doubtful.  When loans are placed on a nonaccrual status, unpaid accrued interest is fully reversed.  The payments received on nonaccrual loans are recorded as a reduction of principal.  The loan may be returned to accrual status if both principal and interest payments are brought current and full payment of principal and interest is expected.

Nonperforming Assets.  The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)

Nonaccrual loans:
Real estate loans:
First mortgage:
One- to four-family residential	$5,282	$4,153	$5,840	$4,246	$2,582
Construction, commercial and other	—	—	—	—	184
Home equity loans and lines of credit	124	296	160	160	158
Other loans	9	4	—	—	3
Total nonaccrual loans	5,415	4,453	6,000	4,406	2,927

Real estate owned:
Real estate loans:
First mortgage:
One- to four-family residential	—	—	—	—	408
Total real estate owned	—	—	—	—	408

Total nonperforming assets	5,415	4,453	6,000	4,406	3,335

Loans delinquent 90 days or greater and still accruing interest	—	—	—	—	—

Restructured loans still accruing interest:
Real estate loans:
First mortgage:
One- to four-family residential	1,203	2,005	2,533	2,529	2,345
Total restructured loans still accruing interest	1,203	2,005	2,533	2,529	2,345

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$6,618	$6,458	$8,533	$6,935	$5,680

Ratios:
Nonperforming loans to total loans	0.45%	0.46%	0.69%	0.56%	0.42%
Nonperforming assets to total assets	0.30%	0.26%	0.37%	0.28%	0.22%

For the year ended December 31, 2015, gross interest income that would have been recorded had our nonaccruing loans been current in accordance with original terms was $312,000.  For the year ended December 31, 2015, we recognized no interest income on such nonaccruing loans on a cash basis during the year.  For the year ended December 31, 2015, gross interest income due and collected on our accruing restructured loans was $71,000.

The Company had 15 troubled debt restructurings totaling $3.4 million as of December 31, 2015 that were considered to be impaired.  This total included 14 one- to four-family residential mortgage loans totaling $3.3 million and one home equity loan for $120,000.  Four of the loans, totaling $885,000, were performing in accordance with their restructured terms and accruing interest at December 31, 2015.  Nine of the loans, totaling $2.0 million, were performing in accordance with their restructured terms but not accruing interest at December 31, 2015.  One of the loans, for $318,000, was 59 days delinquent and accruing interest at December 31, 2015.  One of the loans, for $149,000, was more than 149 days delinquent and not accruing interest as of December 31, 2015.  The Company had 17 troubled debt restructurings totaling $4.6 million as of December 31, 2014 that were considered to be impaired.  This total included 16 one- to four-family residential mortgage loans totaling $4.4 million and one home equity loan for $135,000.  Six of the loans, totaling $2.0 million, were performing in accordance with their restructured terms and were accruing interest at December 31, 2014.  Nine of the loans, totaling $2.2 million, were performing in accordance with their restructured terms but were not accruing interest at December 31, 2014.  Two of the loans, totaling $343,000, were delinquent and not accruing interest as of December 31, 2014.

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2015
Real estate loans:
First mortgage:
One- to four-family residential	—	$—	6	$1,615	6	$1,615
Home equity loans and lines of credit	—	—	—	—	—	—
Other loans	3	1	1	10	4	11
Total loans	3	$1	7	$1,625	10	$1,626

At December 31, 2014
Real estate loans:
First mortgage:
One- to four-family residential	2	$736	2	$593	4	$1,329
Home equity loans and lines of credit	—	—	1	161	1	161
Other loans	4	1	1	4	5	5
Total loans	6	$737	4	$758	10	$1,495

At December 31, 2013
Real estate loans:
First mortgage:
One- to four-family residential	1	$612	5	$1,577	6	$2,189
Other loans	9	4	—	—	9	4
Total loans	10	$616	5	$1,577	15	$2,193

At December 31, 2012
Real estate loans:
First mortgage:
One- to four-family residential	1	$152	8	$2,044	9	$2,196
Other loans	1	2	—	—	1	2
Total loans	2	$154	8	$2,044	10	$2,198

At December 31, 2011
Real estate loans:
First mortgage:
One- to four-family residential	—	$—	7	$2,148	7	$2,148
Construction, commercial and other	—	—	1	184	1	184
Other loans	—	—	1	3	1	3
Total loans	—	$—	9	$2,335	9	$2,335

Real Estate Owned.  Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned.  When property is acquired it is recorded at estimated fair value at the date of foreclosure less the cost to sell, establishing a new cost basis.  Estimated fair value generally represents the price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions.  Holding costs and declines in estimated fair value result in charges to expense after acquisition.  At December 31, 2015, 2014, 2013 and 2012, we had no real estate owned.  At December 31, 2011, we had real estate owned of $408,000.

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

We maintain an allowance for loan losses at an amount estimated to equal all credit losses incurred in our loan portfolio that are both probable and reasonable to estimate at a balance sheet date.  Our determination as to the classification of our assets and the amount of our loss allowances is subject to review by our principal federal regulator, the Federal Reserve Board, which can require that we establish additional loss allowances.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of our review of our assets, classified assets totaled $8.1 million at December 31, 2015, and consisted of substandard assets of $7.4 million, special mention assets of $643,000 and no doubtful or loss assets.  The classified assets total at December 31, 2015 included $2.9 million of troubled debt restructurings, $4.0 million of nonperforming loans and $1.1 million of trust preferred securities.  Effective September 30, 2015, we automatically designate any loan that is 30 to 89 days delinquent as special mention and automatically classify any loan that is delinquent 90 days or more as substandard.  Loans which have been delinquent for fewer days may also be classified in these categories.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Year Ended December 31,
	2015	2014	2013	2012	2011
(Dollars in thousands)
Balance at beginning of year	$1,691	$1,486	$1,672	$1,541	$1,488

Charge-offs:
Real estate loans:
First mortgage:
One- to four-family residential	—	118	299	333	188
Construction, commercial and other.	—	—	—	8	54
Home equity loans and lines of credit	—	10	50	3	9
Other loans	53	57	146	48	164
Total charge-offs	53	185	495	392	415

Recoveries:
Real estate loans:
First mortgage:
One- to four-family residential	3	9	235	79	28
Construction, commercial and other.	11	2	12	8	—
Home equity loans and lines of credit	47	4	7	5	—
Other loans	12	15	16	16	22
Total recoveries	73	30	270	108	50

Net (charge-offs) recoveries	20	(155)	(225)	(284)	(365)
Provision for loan losses	455	360	39	415	418

Balance at end of year	$2,166	$1,691	$1,486	$1,672	$1,541

Ratios:
Net charge-offs to average loans outstanding	0.00%	0.02%	0.03%	0.04%	0.06%
Allowance for loan losses to nonperforming loans at end of year	40.00%	37.97%	24.77%	37.95%	52.65%
Allowance for loan losses to total loans at end of year	0.18%	0.17%	0.17%	0.22%	0.22%

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

	At December 31,
	2015		2014		2013
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real estate loans:
First mortgage:
One- to four-family residential	$1,365	95.90%	$410	95.08%	$375	95.41%
Multi-family residential	15	0.82	3	0.92	1	0.57
Construction, commercial and other	517	1.62	977	1.89	799	1.57
Home equity loans and lines of credit	3	1.28	5	1.64	10	1.91
Other loans	72	0.38	263	0.47	229	0.54
Total allocated allowance	1,972	100.00	1,658	100.00	1,414	100.00
Unallocated	194	—	33	—	72	—
Total	$2,166	100.00%	$1,691	100.00%	$1,486	100.00%

	At December 31,
	2012		2011
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real estate loans:
First mortgage:
One- to four-family residential	$585	94.84%	$624	93.90%
Multi-family residential	5	0.88	7	1.00
Construction, commercial and other	818	1.77	285	1.83
Home equity loans and lines of credit	35	1.94	258	2.48
Other loans	107	0.57	291	0.79
Total allocated allowance	1,550	100.00	1,465	100.00
Unallocated	122	—	76	—
Total	$1,672	100.00%	$1,541	100.00%

In 2015, we revised the qualitative factors that were used to determine the allowance for loan losses.  As a result of these modifications, the Company increased the portion of the allowance for loan losses attributable to first mortgage loans and decreased the portion of the allowance for loan losses attributable to construction, commercial and other mortgage loans, and other loans.  The allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

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

We continue our efforts to reduce interest rate risk.  In 2015, we sold $56.2 million of fixed-rate mortgage loans and obtained $37.0 million of additional long-term, fixed-rate borrowings.  In 2014, we sold $37.5 million of fixed-rate mortgage loans.  In 2013, we sold $82.2 million of fixed-rate mortgage loans, obtained $30.0 million of long-term, fixed-rate borrowings, and purchased $5.1 million of shorter-duration mortgage-backed securities.  In addition, we may utilize the following strategies to further reduce our interest rate risk:

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

The following table presents our internal calculations of the estimated changes in our EVE as of December 31, 2015 that would result from the designated instantaneous changes in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE	Percentage Change in EVE	EVE Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in EVE Ratio as a Percent of Present Value of Assets (3)(4)
(Dollars in thousands)

+400	$189,762	$(55,792)	(22.72)%	10.61%	(2.56)%
+300	$213,175	$(32,378)	(13.19)%	11.73%	(1.44)%
+200	$235,831	$(9,723)	(3.96)%	12.79%	(0.38)%
+100	$250,952	$5,399	2.20%	13.46%	0.29%
0	$245,554	$—	—%	13.17%	—%
-100	$211,131	$(34,423)	(14.02)%	11.51%	(1.66)%

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Territorial Savings Bank’s primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan repayments, advances from the Federal Home Loan Bank, securities sold under agreements to repurchase, proceeds from loan and security sales and principal repayments on securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Chief Financial Officer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2015.

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

Our most liquid asset is cash.  The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period.  At December 31, 2015, Territorial Savings Bank’s cash and cash equivalents totaled $65.9 million.  On that date, we had $69.0 million of Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $555.1 million under Federal Home Loan Bank advances and $55.0 million in securities sold under agreements to repurchase outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2015, we had $26.5 million in loan commitments outstanding, most of which were for fixed-rate loans.  In addition to commitments to originate loans, we had $26.6 million in unused lines of credit to borrowers.  Certificates of deposit due within one year of December 31, 2015 totaled $165.0 million, or 11.4% of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2016.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the years ended December 31, 2015, 2014 and 2013, we originated $436.0 million, $248.0 million and $306.0 million of loans, respectively.  During these years, we purchased $11.7 million, $43.9 million and $270.4 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances, securities sold under agreements to repurchase, stock repurchases and dividend payments.  We experienced net increases in deposits of $85.4 million and $71.0 million for the years ended December 31, 2015 and 2014, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provide an additional source of funds.  We also utilize securities sold under agreements to repurchase as another borrowing source.  At December 31, 2015, we had the ability to borrow up to an additional $555.1 million from the Federal Home Loan Bank.  Advances from the Federal Home Loan Bank increased by $54.0 million while securities sold under agreements to repurchase decreased by $17.0 million for the year ended December 31, 2015.

As a separate legal entity, Territorial Bancorp Inc. is required to have liquidity to fund stock repurchases and dividend payments to shareholders and for other corporate purposes.  In 2014, 2013, 2011 and 2010, Territorial Bancorp Inc. adopted common stock repurchase programs.  Shares repurchased will reduce the amount of shares issued and outstanding.  The repurchased shares may be reissued in connection with share-based compensation plans and for general corporate purposes.  During the years ended December 31, 2015 and 2014, the Company repurchased 373,711 and 221,530 shares, respectively, of the total 3,099,253 shares authorized by the Board of Directors.  For the years ended December 31, 2015 and 2014, the shares were repurchased at an average cost of $23.91 and $22.48, respectively.  At December 31, 2015 and 2014, on a stand-alone basis, Territorial Bancorp Inc. had liquid assets of $15.8 million and $16.2 million, respectively.

Territorial Savings Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2015, Territorial Savings Bank and the Company exceeded all regulatory capital requirements and are considered to be “well capitalized” under regulatory guidelines.  See Note 23 of the Notes to the Consolidated Financial Statements.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2015.  The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	One Year or Less	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years	Total
	(In thousands)

Long-term debt	$—	$62,000	$62,000	$—	$124,000
Operating leases	2,677	4,202	2,207	844	9,930
Capitalized leases	—	—	—	—	—
Purchase obligations	2,182	2,213	10	—	4,405
Certificates of deposit	165,007	22,820	36,208	—	224,035
Other long-term liabilities	—	—	—	—	—
Total	$169,866	$91,235	$100,425	$844	$362,370
Commitments to extend credit	$27,459	$—	$—	$—	$27,459

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

In January 2016, the FASB amended the Financial Instruments — Overall topic of the FASB ASC.  The amendment addresses several aspects of recognition, measurement, presentation and disclosure of financial instruments.  Included are: (a) a requirement to measure equity investments at fair value, with changes in fair value recognized in net income, (b) a simplification of the impairment assessment of equity investments without readily determinable fair values, (c) the elimination of the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet, and (d) a requirement to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.  The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company does not expect the adoption of this amendment to have a material effect on its consolidated financial statements.

In February 2016, the FASB amended the Leases topic of the FASB ASC. The primary effects of the amendment will be to recognize lease assets and lease liabilities on the balance sheet and to disclose certain information about leasing arrangements. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effects that the adoption of this amendment will have on its consolidated financial statements.

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

ITEM 8.                           Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Territorial Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Territorial Bancorp Inc. and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Territorial Bancorp Inc. as of December 31, 2015, and the consolidated results of their operations and their cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Territorial Bancorp Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Portland, Oregon

March 14, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Territorial Bancorp Inc.:

We have audited the accompanying consolidated balance sheet of Territorial Bancorp Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Territorial Bancorp Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Honolulu, Hawaii
March 13, 2015

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2015 and 2014

(Dollars in thousands, except share data)

	2015	2014
ASSETS
Cash and cash equivalents	$65,919	$75,060
Investment securities held to maturity, at amortized cost (fair value of $497,982 and $586,710 at December 31, 2015 and 2014, respectively)	493,059	572,922
Loans held for sale	2,139	1,048
Loans receivable, net	1,188,649	968,212
Federal Home Loan Bank stock, at cost	4,790	11,234
Federal Reserve Bank stock, at cost	3,022	2,925
Accrued interest receivable	4,684	4,436
Premises and equipment, net	4,903	5,629
Bank-owned life insurance	42,328	41,303
Deferred income tax assets, net	9,378	7,254
Prepaid expenses and other assets	2,270	1,874
Total assets	$1,821,141	$1,691,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,445,103	$1,359,679
Advances from the Federal Home Loan Bank	69,000	15,000
Securities sold under agreements to repurchase	55,000	72,000
Accounts payable and accrued expenses	25,178	24,098
Current income taxes payable	2,095	826
Advance payments by borrowers for taxes and insurance	5,124	3,916
Total liabilities	1,601,500	1,475,519

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 9,659,685 and 9,919,064 shares at December 31, 2015 and 2014, respectively	96	99
Additional paid-in capital	70,118	75,229
Unearned ESOP shares	(6,361)	(6,851)
Retained earnings	161,024	153,289
Accumulated other comprehensive loss	(5,236)	(5,388)
Total stockholders’ equity	219,641	216,378
Total liabilities and stockholders’ equity	$1,821,141	$1,691,897

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the years ended December 31, 2015, 2014 and 2013
(Dollars in thousands, except per share data)

	2015	2014	2013
Interest and dividend income:
Loans	$45,903	$39,620	$36,982
Investment securities	16,873	19,752	18,941
Other investments	316	243	252
Total interest and dividend income	63,092	59,615	56,175

Interest expense:
Deposits	4,821	4,474	4,296
Advances from the Federal Home Loan Bank	697	266	302
Securities sold under agreements to repurchase	997	1,378	1,684
Total interest expense	6,515	6,118	6,282

Net interest income	56,577	53,497	49,893
Provision for loan losses	455	360	39

Net interest income after provision for loan losses	56,122	53,137	49,854

Noninterest income:
Service fees on loan and deposit accounts	2,161	2,022	2,232
Income on bank-owned life insurance	1,026	1,060	1,066
Gain on sale of investment securities	701	1,263	3,450
Gain on sale of loans	503	396	1,541
Other	520	436	427
Total noninterest income	4,911	5,177	8,716

Noninterest expense:
Salaries and employee benefits	21,497	20,932	21,015
Occupancy	5,809	5,761	5,365
Equipment	3,894	3,701	3,524
Federal deposit insurance premiums	857	808	770
Other general and administrative expenses	4,442	4,106	4,403
Total noninterest expense	36,499	35,308	35,077

Income before income taxes	24,534	23,006	23,493
Income taxes	9,786	8,909	8,846
Net income	$14,748	$14,097	$14,647

Basic earnings per share	$1.63	$1.53	$1.51
Diluted earnings per share	$1.59	$1.51	$1.49
Cash dividends declared per common share	$0.76	$0.70	$0.62
Basic weighted-average shares outstanding	9,073,015	9,211,409	9,711,233
Diluted weighted-average shares outstanding	9,263,267	9,317,323	9,844,942

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
For the years ended December 31, 2015, 2014 and 2013

(Dollars in thousands)

	2015	2014	2013

Net income	$14,748	$14,097	$14,647

Change in unfunded pension liability	(12)	(1,694)	454
Change in unrealized loss on securities	137	1	23
Change in noncredit related loss on trust preferred securities	27	92	69
Other comprehensive income (loss), net of tax	152	(1,601)	546
Comprehensive income	$14,900	$12,496	$15,193

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2015, 2014 and 2013
(Dollars in thousands, except share data)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity
Balances at December 31, 2012	$108	$93,616	$(7,829)	$137,410	$(4,333)	$218,972

Net income	—	—	—	14,647	—	14,647
Other comprehensive income	—	—	—	—	546	546
Cash dividends declared ($0.62 per share)	—	—	—	(6,231)	—	(6,231)
Share-based compensation	1	2,675	—	—	—	2,676
Allocation of 48,932 ESOP shares	—	636	489	—	—	1,125
Repurchase of 868,203 shares of company common stock	(8)	(19,587)	—	—	—	(19,595)

Balances at December 31, 2013	$101	$77,340	$(7,340)	$145,826	$(3,787)	$212,140

Net income	—	—	—	14,097	—	14,097
Other comprehensive loss	—	—	—	—	(1,601)	(1,601)
Cash dividends declared ($0.70 per share)	—	—	—	(6,634)	—	(6,634)
Share-based compensation	1	2,816	—	—	—	2,817
Allocation of 48,932 ESOP shares	—	547	489	—	—	1,036
Repurchase of 245,645 shares of company common stock	(3)	(5,474)	—	—	—	(5,477)

Balances at December 31, 2014	$99	$75,229	$(6,851)	$153,289	$(5,388)	$216,378

Net income	—	—	—	14,748	—	14,748
Other comprehensive income	—	—	—	—	152	152
Cash dividends declared ($0.76 per share)	—	—	—	(7,013)	—	(7,013)
Share-based compensation	1	3,085	—	—	—	3,086
Allocation of 48,932 ESOP shares	—	720	490	—	—	1,210
Repurchase of 373,711 shares of company common stock	(4)	(8,933)	—	—	—	(8,937)
Exercise of 1,000 options of common stock	—	17	—	—	—	17

Balances at December 31, 2015	$96	$70,118	$(6,361)	$161,024	$(5,236)	$219,641

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2015, 2014 and 2013
(Dollars in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$14,748	$14,097	$14,647
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	455	360	39
Depreciation and amortization	1,296	1,389	1,138
Deferred income tax benefit	(2,223)	(1,122)	(1,856)
Amortization of fees, discounts, and premiums	(492)	(441)	249
Origination of loans held for sale	(57,337)	(36,146)	(81,654)
Proceeds from sales of loans held for sale	56,493	37,704	83,205
Gain on sale of loans, net	(503)	(396)	(1,541)
Provision for real estate owned losses	—	—	14
Net gain on sale of real estate owned	(12)	—	(1)
Purchases of investment securities held for trading	—	(5,041)	—
Proceeds from sale of investment securities held for trading	—	5,071	—
Gain on sale of investment securities held for trading	—	(30)	—
Gain on sale of investment securities held to maturity	(701)	(1,233)	(3,450)
Net loss on sale of premises and equipment	4	4	—
ESOP expense	1,210	1,036	1,125
Share-based compensation expense	3,086	2,817	2,676
(Increase) decrease in accrued interest receivable	(248)	(126)	57
Net increase in bank-owned life insurance	(1,025)	(1,060)	(1,066)
Net (increase) decrease in prepaid expenses and other assets	(366)	104	1,754
Net increase (decrease) in accounts payable and accrued expenses	249	(2,513)	1,669
Net increase in advance payments by borrowers for taxes and insurance	1,208	208	69
Net increase (decrease) in income taxes payable	1,269	(588)	262

Net cash from operating activities	17,111	14,094	17,336

Cash flows from investing activities:
Purchases of investment securities held to maturity	(11,606)	(38,826)	(270,406)
Principal repayments on investment securities held to maturity	85,802	66,317	162,800
Proceeds from sale of investment securities held to maturity	7,718	14,248	51,102
Loan originations, net of principal repayments on loans receivable	(220,215)	(111,426)	(80,752)
Purchases of FHLB stock	(3,120)	—	—
Proceeds from redemption of FHLB stock	9,564	455	439
Purchases of Federal Reserve Bank stock	(97)	(2,925)	—
Purchases of bank-owned life insurance	—	—	(8,000)
Proceeds from sale of real estate owned	204	—	130
Purchases of premises and equipment	(604)	(973)	(2,138)
Proceeds from disposals of premises and equipment	—	7	—

Net cash from investing activities	(132,354)	(73,123)	(146,825)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2015, 2014 and 2013
(Dollars in thousands)

	2015	2014	2013
Cash flows from financing activities:
Net increase in deposits	$85,424	$70,970	$50,862
Proceeds from advances from the Federal Home Loan Bank	120,000	—	5,000
Repayments of advances from the Federal Home Loan Bank	(66,000)	—	(10,000)
Proceeds from securities sold under agreements to repurchase	30,000	—	25,000
Repayments of securities sold under agreements to repurchase	(47,000)	—	(23,000)
Purchases of Fed Funds	10	10	—
Sales of Fed Funds	(10)	(10)	—
Proceeds from exercise of stock options	17	—	—
Repurchases of common stock	(9,326)	(5,612)	(19,595)
Cash dividends paid	(7,013)	(6,634)	(6,231)

Net cash from financing activities	106,102	58,724	22,036

Net decrease in cash and cash equivalents	(9,141)	(305)	(107,453)

Cash and cash equivalents at beginning of the year	75,060	75,365	182,818
Cash and cash equivalents at end of the year	$65,919	$75,060	$75,365

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$6,648	$6,055	$6,232
Income taxes	10,324	10,478	10,440

Supplemental disclosure of noncash investing and financing activities:
Loans transferred to real estate owned	$192	$—	$143
Investments purchased, not settled	1,200	—	—
Company stock repurchased prior year, settled current year	389	—	—

See accompanying notes to consolidated financial statements.

(1)          Organization

On November 4, 2008, the Board of Directors of Territorial Mutual Holding Company (MHC) approved a plan of conversion and reorganization under which MHC would convert from a mutual holding company to a stock holding company.  The conversion to a stock holding company was approved by the depositors and borrowers of Territorial Savings Bank and the Office of Thrift Supervision (OTS) and included the filing of a registration statement with the U.S. Securities and Exchange Commission.  Upon the completion of the conversion and reorganization on July 10, 2009, Territorial Mutual Holding Company and Territorial Savings Group, Inc. ceased to exist as separate legal entities and Territorial Bancorp Inc. became the holding company for Territorial Savings Bank. A total of 12,233,125 shares were issued in the conversion at $10 per share.  Territorial Bancorp Inc.’s common stock began trading on the NASDAQ Global Select Market under the symbol “TBNK” on July 13, 2009.

Upon completion of the conversion and reorganization, a special “liquidation account” was established in an amount equal to the total equity of Territorial Mutual Holding Company as of December 31, 2008.  The liquidation account is to provide eligible account holders and supplemental eligible account holders who maintain their deposit accounts with Territorial Savings Bank after the conversion with a liquidation interest in the unlikely event of the complete liquidation of Territorial Savings Bank after the conversion.  The liquidation account will be reduced annually to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits.  Subsequent increases will not restore an eligible account holder’s or supplemental eligible account holder’s interest in the liquidation account.  In the event of a complete liquidation of Territorial Savings Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.  The balance of the liquidation account at December 31, 2015 was $13.5 million.

On June 25, 2014, Territorial Savings Bank converted from a federal savings bank to a Hawaii state-chartered savings bank.  On July 10, 2014, Territorial Savings Bank became a member of the Federal Reserve System.

(2)          Summary of Significant Accounting Policies

(a)                     Description of Business

Territorial Bancorp Inc. (the “Company”), through its wholly-owned subsidiary, Territorial Savings Bank (the “Bank”), provides loan and deposit products and services primarily to individual customers through 28 branches located throughout Hawaii. We deal primarily in residential mortgage loans in the State of Hawaii.  The Company’s earnings depend primarily on its net interest income, which is the difference between the interest income earned on interest-earning assets (loans receivable and investments) and the interest expense incurred on interest-bearing liabilities (deposit liabilities and borrowings). Deposits traditionally have been the principal source of the Bank’s funds for use in lending, meeting liquidity requirements, and making investments. The Company also derives funds from receipt of interest and principal on outstanding loans receivable and investments, borrowings from the Federal Home Loan Bank (FHLB), securities sold under agreements to repurchase, and proceeds from issuance of common stock.

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

(d)                     Investment Securities

The Company classifies and accounts for its investment securities as follows: (1) held-to-maturity debt securities in which the Company has the positive intent and ability to hold to maturity are reported at amortized cost; (2) trading securities that are purchased for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in current earnings; and (3) available-for-sale securities not classified as either held-to-maturity or trading securities are reported at fair value, with unrealized gains and losses excluded from current earnings and reported as a separate component of equity. At December 31, 2015 and 2014, the Company classified all of its investments as held-to-maturity.

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

(e)                      Loans Receivable

This policy applies to all loan classes.  Loans receivable are stated at the principal amount outstanding, less the allowance for loan losses, loan origination fees and costs, and commitment fees. Interest on loans receivable is accrued as earned. The Company has a policy of placing loans on a nonaccrual basis when 90 days or more contractually delinquent or when, in the opinion of management, collection of all or part of the principal balance appears doubtful. For nonaccrual loans, the Company records payments received as a reduction in principal.  The Company, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, if the loan is considered to be collateral dependent, based on the fair value of the collateral less estimated costs to sell.  Impairment losses are written off against the allowance for loan losses. For nonaccrual impaired loans, the Company records payments received as a reduction in principal. A nonaccrual loan may be restored to an accrual basis when principal and interest payments are current and full payment of principal and interest is expected.

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

(h)                     Real Estate Owned

Real estate owned is valued at the time of foreclosure at fair value, less estimated cost to sell, thereby establishing a new cost basis. The Company obtains appraisals based on recent comparable sales to assist management in estimating the fair value of real estate owned. Subsequent to acquisition, real estate owned is valued at the lower of cost or fair value, less estimated cost to sell. Declines in value are charged to expense through a direct write-down of the asset. Costs related to holding real estate are charged to expense while costs related to development and improvements are capitalized.

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

(i)                        Allowance for Loan Losses

The Company maintains an allowance adequate to cover Management’s estimate of probable loan losses as of the balance sheet date.  The Company’s allowance for loan losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. All loan losses are charged, and all recoveries are credited, to the allowance for loan losses. Additions to the allowance for loan losses are provided by charges to income based on various factors, which, in the Company’s judgment, deserve current recognition in estimating probable losses. Charge-offs to the allowance are made when management determines that collectability of all or a portion of a loan is doubtful and available collateral is insufficient to repay the loan.

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

While the Company uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  In addition, as an integral part of their examination process, the Federal Reserve Board will periodically review the allowance for loan losses.  The Federal Reserve Board may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

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

Mortgage loans may also be packaged into securities that are issued and guaranteed by U.S. government-sponsored enterprises or a U.S. government agency. The Company receives 100% of the mortgage-backed securities issued. Securitizations are not accounted for as sales and no gain or loss is recognized. The mortgage-backed securities received in securitizations are valued at amortized cost and classified as held-to-maturity.

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

As of December 31, 2015 and 2014, the Company had not recognized a liability for income tax uncertainties in the accompanying consolidated balance sheets because Management concluded that the Company does not have uncertain tax positions.

The Company recognizes interest and penalties related to tax liabilities in other interest expense and other general and administrative expenses, respectively, in the consolidated statements of income.

Tax years 2012 to 2014 currently remain subject to examination by the Internal Revenue Service and by the Department of Taxation of the State of Hawaii.

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

We have two forms of our outstanding common stock: common stock and unvested restricted stock awards.  Holders of unvested restricted stock awards receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings.  The computed basic and diluted earnings per share are substantially equivalent using both the two-class and the treasury stock methods of calculating earnings per share.

(q)                     Common Stock Repurchase Program

In 2014, 2013, 2011 and 2010, the Company adopted common stock repurchase programs in which shares repurchased reduce the amount of shares issued and outstanding.  The repurchased shares may be reissued in connection with share-based compensation plans and for general corporate purposes.  As of December 31, 2015 and 2014, the Company had accumulated repurchases of 3,099,253 and 2,749,789 shares, respectively, of the total 3,099,253 shares authorized by the Board of Directors.  During 2015 and 2014, shares were repurchased at an average cost of $23.91 and $22.48, respectively.

(r)                       Bank-Owned Life Insurance

The Company’s investment in bank-owned life insurance is based on cash surrender value.  The Company invests in bank-owned life insurance to provide a funding source for benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Federal regulations generally limit the investment in bank-owned life insurance to 25% of the Bank’s Tier 1 capital plus the allowance for loan losses.  At December 31, 2015, this limit was $52.6 million and the Company had invested $42.3 million in bank-owned life insurance at that date.

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

In January 2016, the FASB amended the Financial Instruments — Overall topic of the FASB ASC.  The amendment addresses several aspects of recognition, measurement, presentation and disclosure of financial instruments.  Included are: (a) a requirement to measure equity investments at fair value, with changes in fair value recognized in net income, (b) a simplification of the impairment assessment of equity investments without readily determinable fair values, (c) the elimination of the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet, and (d) a requirement to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.  The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company does not expect the adoption of this amendment to have a material effect on its consolidated financial statements.

In February 2016, the FASB amended the Leases topic of the FASB ASC. The primary effects of the amendment will be to recognize lease assets and lease liabilities on the balance sheet and to disclose certain information about leasing arrangements. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effects that the adoption of this amendment will have on its consolidated financial statements.

(3)          Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	December 31,
(Dollars in thousands)	2015	2014

Cash and due from banks	$10,318	$10,803
Interest-earning deposits in other banks	55,601	64,257
Cash and cash equivalents	$65,919	$75,060

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank.

(4)   Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2015:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$492,143	$11,092	$(6,169)	$497,066
Trust preferred securities	916	—	—	916
Total	$493,059	$11,092	$(6,169)	$497,982

December 31, 2014:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$572,232	$18,078	$(4,290)	$586,020
Trust preferred securities	690	—	—	690
Total	$572,922	$18,078	$(4,290)	$586,710

The amortized cost and estimated fair value of investment securities at December 31, 2015 are shown below. Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Held to maturity:
Due within 5 years	$32	$34
Due after 5 years through 10 years	7	7
Due after 10 years	493,020	497,941
Total	$493,059	$497,982

Realized gains and losses and the proceeds from sales of securities held to maturity and trading are shown in the table below.  Most of the securities which were sold were U.S. government-sponsored mortgage-backed securities.

(Dollars in thousands)	2015	2014	2013
Proceeds from sales	$7,719	$19,319	$51,102
Gross gains	701	1,263	3,450
Gross losses	—	—	—

In 2015, the Company received proceeds of $7.7 million from the sale of $7.0 million of held-to-maturity mortgage-backed securities, resulting in gross realized gains of $639,000.  In 2014, the Company received proceeds of $14.2 million from the sale of $13.0 million of held-to-maturity mortgage-backed securities, resulting in gross realized gains of $1.2 million.  In 2013, the Company received proceeds of $51.1 million from the sale of $47.7 million of held-to-maturity mortgage-backed securities, resulting in gross realized gains of $3.5 million.  The sale of these mortgage-backed securities, for which the Company had already collected a substantial portion of the outstanding purchased principal (at least 85%), is in accordance with the Investments — Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of intent to hold remaining securities in the held-to-maturity portfolios to maturity.

Investment securities with amortized costs of $241.4 million and $270.2 million at December 31, 2015 and 2014, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities, which were in an unrealized loss position at December 31, 2015 and 2014. The Company does not intend to sell these securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
December 31, 2015:
Mortgage-backed securities	$142,810	$3,939	$53,142	$2,230	43	$195,952	$6,169
December 31, 2014:
Mortgage-backed securities	$12,717	$65	$183,349	$4,225	37	$196,066	$4,290

Mortgage-Backed Securities. The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates. All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. Since the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2015 and 2014.

Trust Preferred Securities. At December 31, 2015, the Company owned one trust preferred security, PreTSL XXIII. The trust preferred security represents an investment in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.  This security is classified in the Company’s held-to-maturity investment portfolio.

The trust preferred securities market is considered to be inactive as only six transactions have occurred over the past 48 months in the same tranche of securities owned by the Company.  The Company uses a discounted cash flow model to determine whether this security is other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in PreTSL XXIII did not incur additional impairment during the years ended December 31, 2015, 2014 and 2013.

PreTSL XXIII has an amortized cost of $916,000 at December 31, 2015.  The difference between the amortized cost of $916,000 and the remaining cost basis of $1.1 million is reported as accumulated other comprehensive loss and is related to noncredit factors.

It is reasonably possible that the fair value of the trust preferred security could decline in the near term if the overall economy and the financial condition of some of the issuers deteriorate further and the liquidity of this security remains low.  As a result, there is a risk that the Company’s remaining cost basis of $1.1 million on its trust preferred security could be credit-related other-than-temporarily impaired in the near term.  The impairment, if any, could be material to the Company’s consolidated statements of income.

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)	2015	2014
Balance at January 1,	$5,885	$5,885
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Credit losses on debt securities which were sold	(3,482)	—
Balance at December 31,	$2,403	$5,885

The table below shows the components of accumulated other comprehensive loss, net of taxes, resulting from other-than-temporarily impaired securities:

	December 31,
(Dollars in thousands)	2015	2014
Noncredit losses on other-than-temporarily impaired securities, net of taxes	$147	$283

(5)   Federal Home Loan Bank Stock

The Bank, as a member of the FHLB system, is required to obtain and hold shares of capital stock in the FHLB. At December 31, 2015 and 2014, the Bank met such requirement.  At December 31, 2015 and 2014, the Bank owned $4.8 million and $11.2 million, respectively, of capital stock of the FHLB.

On June 1, 2015, the Federal Home Loan Bank of Seattle (FHLB Seattle) completed its merger with the Federal Home Loan Bank of Des Moines (FHLB Des Moines).  After the merger, the FHLB Des Moines repurchased all outstanding excess capital stock, resulting in the repurchase of $7.2 million of capital stock we held in the FHLB Des Moines.  Combined with $759,000 of additional net stock purchases related to collateral on new advances, this resulted in a decrease in our investment in FHLB stock from $11.2 million at December 31, 2014 to $4.8 million at December 31, 2015.

The Company evaluated its investment in the stock of the FHLB Des Moines for impairment.  Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment and the liquidity position of the FHLB Des Moines, the Company did not consider its FHLB stock other-than-temporarily impaired.

(6)   Federal Reserve Bank Stock

The Bank, as a member of the Federal Reserve System, is required to hold shares of capital stock of the Federal Reserve Bank of San Francisco equal to six percent of capital and surplus of the Bank.  At December 31, 2015 and 2014, the Bank met such requirement.  At December 31, 2015 and 2014, the Bank owned $3.0 million and $2.9 million of capital stock of the Federal Reserve Bank of San Francisco.

The Company evaluated its investment in the stock of the Federal Reserve Bank of San Francisco for impairment.  Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment and the liquidity position of the FRB of San Francisco, the Company did not consider its FRB stock other-than-temporarily impaired.

(7)   Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	December 31,
(Dollars in thousands)	2015	2014
Real estate loans:
First mortgages:
One- to four-family residential	$1,145,904	$926,074
Multi-family residential	9,834	8,920
Construction, commercial, and other	19,288	18,415
Home equity loans and lines of credit	15,333	15,992
Total real estate loans	1,190,359	969,401
Other loans:
Loans on deposit accounts	304	441
Consumer and other loans	4,239	4,173
Total other loans	4,543	4,614
Less:
Net unearned fees and discounts	(4,087)	(4,112)
Allowance for loan losses	(2,166)	(1,691)
Total unearned fees, discounts and allowance for loan losses	(6,253)	(5,803)
Loans receivable, net	$1,188,649	$968,212

The table below presents the activity in the allowance for loan losses by portfolio segment:

(Dollars in thousands)	Residential Mortgage	Construction, Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals
2015:
Balance, beginning of year	$413	$977	$5	$263	$33	$1,691
Provision (reversal of allowance) for loan losses	964	(471)	(49)	(150)	161	455
	1,377	506	(44)	113	194	2,146
Charge-offs	—	—	—	(53)	—	(53)
Recoveries	3	11	47	12	—	73
Net charge-offs	3	11	47	(41)	—	20
Balance, end of year	$1,380	$517	$3	$72	$194	$2,166

2014:
Balance, beginning of year	$376	$799	$10	$229	$72	$1,486
Provision (reversal of allowance) for loan losses	146	176	1	76	(39)	360
	522	975	11	305	33	1,846
Charge-offs	(118)	—	(10)	(57)	—	(185)
Recoveries	9	2	4	15	—	30
Net charge-offs	(109)	2	(6)	(42)	—	(155)
Balance, end of year	$413	$977	$5	$263	$33	$1,691

2013:
Balance, beginning of year	$590	$818	$35	$107	$122	$1,672
Provision (reversal of allowance) for loan losses	(150)	(31)	18	252	(50)	39
	440	787	53	359	72	1,711
Charge-offs	(299)	—	(50)	(146)	—	(495)
Recoveries	235	12	7	16	—	270
Net charge-offs	(64)	12	(43)	(130)	—	(225)
Balance, end of year	$376	$799	$10	$229	$72	$1,486

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

Management considers the allowance for loan losses at December 31, 2015 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions at that date.  While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings.  In addition, as an integral part of their examination process, the bank regulators periodically review the allowance for loan losses and may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

(Dollars in thousands)	Residential Mortgage	Construction Commercial and Other Mortgage Loans	Home Equity Loans and Lines of Credit	Consumer and Other	Unallocated	Totals
December 31, 2015:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,380	517	3	72	194	2,166
Total ending allowance balance	$1,380	$517	$3	$72	$194	$2,166

Loans:
Ending loan balance:
Individually evaluated for impairment	$6,486	$—	$124	$9	$—	$6,619
Collectively evaluated for impairment	1,145,259	19,175	15,216	4,546	—	1,184,196
Total ending loan balance	$1,151,745	$19,175	$15,340	$4,555	$—	$1,190,815

December 31, 2014:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	413	977	5	263	33	1,691
Total ending allowance balance	$413	$977	$5	$263	$33	$1,691

Loans:
Ending loan balance:
Individually evaluated for impairment	$6,158	$—	$296	$4	$—	$6,458
Collectively evaluated for impairment	924,732	18,399	15,702	4,612	—	963,445
Total ending loan balance	$930,890	$18,399	$15,998	$4,616	$—	$969,903

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance
December 31, 2015:
With no related allowance recorded:
One- to four-family residential mortgages	$6,486	$7,307
Home equity loans and lines of credit	124	163
Consumer and other	9	9
Total	$6,619	$7,479

December 31, 2014:
With no related allowance recorded:
One- to four-family residential mortgages	$6,158	$6,775
Home equity loans and lines of credit	296	324
Consumer and other	4	4
Total	$6,458	$7,103

December 31, 2013:
With no related allowance recorded:
One- to four-family residential mortgages	$8,373	$8,716
Home equity loans and lines of credit	160	165
Total	$8,533	$8,881

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized
2015:
With no related allowance recorded:
One- to four-family residential mortgages	$6,642	$71
Home equity loans and lines of credit	131	—
Consumer and other	9	—
Total	$6,782	$71

2014:
With no related allowance recorded:
One- to four-family residential mortgages	$6,383	$118
Home equity loans and lines of credit	309	—
Consumer and other	4	—
Total	$6,696	$118

2013:
With no related allowance recorded:
One- to four-family residential mortgages	$8,451	$130
Home equity loans and lines of credit	160	—
Total	$8,611	$130

There were no loans individually evaluated for impairment with a related allowance for loan loss as of December 31, 2015, 2014 or 2013. Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they are written down to fair value.

The table below presents the aging of loans and accrual status by class of loans:

(Dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total Loans	Nonaccrual Loans	Loans More Than 90 Days Past Due and Still Accruing
December 31, 2015:
One- to four-family residential mortgages	$1,354	$—	$1,615	$2,969	$1,138,966	$1,141,935	$5,282	$—
Multi-family residential mortgages	—	—	—	—	9,810	9,810	—	—
Construction, commercial and other mortgages	—	—	—	—	19,175	19,175	—	—
Home equity loans and lines of credit	—	—	—	—	15,340	15,340	124	—
Loans on deposit accounts	—	—	—	—	304	304	—	—
Consumer and other	4	1	10	15	4,236	4,251	9	—

Total	$1,358	$1	$1,625	$2,984	$1,187,831	$1,190,815	$5,415	$—

December 31, 2014:
One- to four-family residential mortgages	$1,040	$736	$593	$2,369	$919,624	$921,993	$4,153	$—
Multi-family residential mortgages	—	—	—	—	8,897	8,897	—	—
Construction, commercial and other mortgages	—	—	—	—	18,399	18,399	—	—
Home equity loans and lines of credit	—	—	161	161	15,837	15,998	296	—
Loans on deposit accounts	—	—	—	—	440	440	—	—
Consumer and other	7	1	4	12	4,164	4,176	4	—

Total	$1,047	$737	$758	$2,542	$967,361	$969,903	$4,453	$—

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

The Company had 23 nonaccrual loans with a book value of $5.4 million at December 31, 2015 and 18 nonaccrual loans with a book value of $4.5 million as of December 31, 2014.  The Company collected interest on nonaccrual loans of $233,000, $244,000 and $164,000 during 2015, 2014 and 2013, respectively, but due to regulatory requirements, the Company recorded it as a reduction of principal.  The Company would have recognized additional interest income of $312,000, $204,000 and $222,000 during 2015, 2014, and 2013, respectively, had the loans been accruing interest.  The Company did not have any loans more than 90 days past due and still accruing interest as of December 31, 2015, 2014 or 2013.

There were no loans modified in a troubled debt restructuring during the year ended December 31, 2015 or 2014.  There were no new troubled debt restructurings within the past 12 months that subsequently defaulted.

The Company had 15 troubled debt restructurings totaling $3.4 million as of December 31, 2015 that were considered to be impaired. This total included 14 one- to four-family residential mortgage loans totaling $3.3 million and one home equity loan for $120,000.  Four of the loans, totaling $885,000, were performing in accordance with their restructured terms and accruing interest at December 31, 2015.   Nine of the loans, totaling $2.0 million, were performing in accordance with their restructured terms but not accruing interest at December 31, 2015.  One of the loans, for $318,000, was 59 days delinquent and accruing interest at December 31, 2015.  One of the loans, for $149,000, was more than 149 days delinquent and not accruing interest as of December 31, 2015.  The Company had 17 troubled debt restructurings totaling $4.6 million as of December 31, 2014 that were considered to be impaired. This total included 16 one- to four-family residential mortgage loans totaling $4.4 million and one home equity loan for $135,000.  Six of the loans, totaling $2.0 million, were performing in accordance with their restructured terms and accruing interest at December 31, 2014.   Nine of the loans, totaling $2.2 million, were performing in accordance with their restructured terms but not accruing interest at December 31, 2014.  Two of the loans, totaling $343,000, are delinquent and not accruing interest as of December 31, 2014.  Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers.  We have no commitments to lend any additional funds to these borrowers.

The Company had no real estate owned as of December 31, 2015 or 2014.  There were four one-to four-family residential mortgage loans totaling $747,000 in the process of foreclosure as of December 31, 2015, and three one-to four-family residential mortgage loans totaling $755,000 in the process of foreclosure as of December 31, 2014.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the years ended December 31, 2015, 2014 and 2013, the Company sold $56.2 million, $37.5 million and $82.2 million, respectively, of mortgage loans held for sale and recognized gains of $503,000, $396,000 and $1.5 million, respectively.  The Company had six loans held for sale totaling $2.1 million and $1.0 million at December 31, 2015 and 2014, respectively.

The Company serviced loans for others of $51.8 million, $60.5 million and $68.4 million at December 31, 2015, 2014, and 2013, respectively.  Of these amounts, $2.8 million, $3.0 million, and $3.3 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at December 31, 2015, 2014, and 2013, respectively.  The amount of contractually specified servicing fees earned was $153,000, $179,000 and $213,000 for 2015, 2014, and 2013, respectively.  The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

In the normal course of business, the Company has made loans to certain directors and executive officers under terms which management believes are consistent with the Company’s general lending policies.  Loans to directors and executive officers amounted to $1.4 million at December 31, 2015 and $1.5 million at December 31, 2014.

(8)          Accrued Interest Receivable

The components of accrued interest receivable are as follows:

	December 31,
(Dollars in thousands)	2015	2014

Investment securities	$1,310	$1,562
Loans receivable	3,369	2,872
Interest-bearing deposits	5	2
Total	$4,684	$4,436

(9)          Mortgage Servicing Assets

Mortgage servicing assets are created when the Company sells mortgage loans and retains the rights to service the loans.  Mortgage servicing assets are accounted for in accordance with the Transfers and Servicing topic of the FASB ASC and are initially valued at fair value and subsequently at the lower of cost or fair value.  We amortize mortgage servicing assets in proportion to and over the period of estimated net servicing income.  All servicing assets are grouped into categories based on the interest rate and original term of the loan sold.  Mortgage servicing assets related to loan sales are recorded as a gain on sale of loans and totaled $6,000 and $20,000 for the years ended December 31, 2015 and 2014, respectively.

The table below presents the changes in our mortgage servicing assets:

(Dollars in thousands)	2015	2014

Balance at beginning of year	$505	$580
Additions	6	20
Impairments	(8)	(15)
Amortization	(77)	(80)
Balance at end of year	$426	$505

The table below presents the gross carrying values, accumulated amortization, and net carrying values of our mortgage servicing assets:

	December 31,
(Dollars in thousands)	2015	2014

Gross carrying value	$1,356	$1,358
Accumulated amortization	(930)	(853)
Net carrying value	$426	$505

The estimated amortization expense for our mortgage servicing assets for the next five years and all years thereafter are as follows:

(Dollars in thousands)
2016	$70
2017	55
2018	45
2019	37
2020	31
Thereafter	188
Total	$426

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

The table below presents the fair values and key assumptions used in determining the fair values of our mortgage servicing assets as of December 31, 2015 and 2014:

	2015	2014

Fair value, beginning of year (in thousands)	$505	$617
Fair value, end of year (in thousands)	441	505

Weighted average discount rate	10.00%	10.50%
Weighted average prepayment speed assumption (PSA prepayment speed)	178.9	178.9
Annual cost to service (per loan)	$60	$55

The PSA prepayment model assumes increasing prepayment rates for the first 30 months of a loan’s term and constant prepayment rates thereafter.

(10) Interest Rate Lock and Forward Loan Sale Commitments

The Company may enter into interest rate lock commitments with borrowers on loans intended to be sold. To manage interest rate risk on the lock commitments, the Company may also enter into forward loan sale commitments.  The interest rate lock commitments and forward loan sale commitments are treated as derivatives and are recorded at their fair values in prepaid expenses and other assets or in accounts payable and accrued expenses.  Changes in fair value are recorded in current earnings.  At December 31, 2015, interest rate locks and forward loan sale commitments on loans held for sale amounted to $6.1 million and $8.2 million, respectively.

The table below presents the location of assets and liabilities related to derivatives:

		Asset Derivatives		Liability Derivatives
	Location on	Fair Value at December 31,		Fair Value at December 31,
(Dollars in thousands)	Balance Sheet	2015	2014	2015	2014

Interest rate contracts	Prepaid expenses and other assets	$71	$62	$—	$—

Interest rate contracts	Accounts payable and accrued expenses	—	—	77	54
Total derivatives		$71	$62	$77	$54

The table below presents the location of gains and losses related to derivatives:

	Location of
	Loss on
(Dollars in thousands)	Statement of Income	2015	2014

Interest rate contracts	Gain on sale of loans	$(14)	$11

(11) Premises and Equipment

Premises and equipment are as follows:

	December 31,
(Dollars in thousands)	2015	2014

Land	$585	$585
Buildings and improvements	1,040	1,008
Leasehold improvements	12,975	12,765
Furniture, fixtures and equipment	5,145	5,612
Automobiles	115	115
	19,860	20,085
Less accumulated depreciation and amortization	(14,961)	(14,474)
	4,899	5,611
Construction in progress	4	18
Total	$4,903	$5,629

Depreciation expense was $1.3 million, $1.4 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(12) Deposits

Deposit accounts by type are summarized with their respective weighted-average interest rates as follows:

	December 31,
	2015		2014
(Dollars in thousands)	Amount	Rate	Amount	Rate

Non-interest bearing	$46,514	—%	$40,040	—%
Savings accounts	1,002,893	0.40	946,060	0.36
Certificates of deposit	224,035	0.61	221,737	0.48
Money market	1,766	0.36	749	0.20
Checking and Super NOW	169,895	0.02	151,093	0.02
Total	$1,445,103	0.38%	$1,359,679	0.33%

The maturity of certificate of deposit accounts at December 31, 2015 is as follows (dollars in thousands):

Maturing in:
2016	$165,007
2017	12,090
2018	10,730
2019	19,315
2020	16,893
Total	$224,035

Certificates of deposit with balances greater than or equal to $100,000 totaled $172.2 million and $170.6 million at December 31, 2015 and 2014, respectively. Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per account owner.

Interest expense by type of deposit is as follows:

(Dollars in thousands)	2015	2014	2013
Savings	$3,670	$3,369	$3,035
Certificates of deposit and money market	1,118	1,075	1,232
Checking and Super NOW	33	30	29
Total	$4,821	$4,474	$4,296

At December 31, 2015 and 2014, overdrawn deposit accounts totaled $38,000 and $77,000, respectively, and have been reclassified as loans in the consolidated balance sheets.

(13) Advances from the Federal Home Loan Bank

Federal Home Loan Bank advances are secured by a blanket pledge on the Bank’s assets not otherwise pledged. Our credit line with the FHLB Seattle was equal to 25% of the Bank’s total assets and as of December 31, 2014, we had the capacity to borrow an additional $399.0 million.  After the FHLB Seattle merged with the FHLB Des Moines, our credit line was raised to 35% of the Bank’s total assets and as of December 31, 2015, we had the capacity to borrow an additional $555.1 million.

Advances outstanding consisted of the following:

	December 31,
	2015		2014
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate

Due within one year	$—	—%	$10,000	2.06%
Due over 1 year to 2 years	—	—	—	—
Due over 2 years to 3 years	37,000	1.33	—	—
Due over 3 years to 4 years	22,000	1.66	5,000	1.20
Due over 4 years to 5 years	10,000	1.66	—	—
Total	$69,000	1.49%	$15,000	1.77%

(14) Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset. Securities sold under agreements to repurchase are summarized as follows:

	December 31,
	2015		2014
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate

Maturing:
1 year or less	$—	—%	$47,000	2.11%
Over 1 year to 2 years	25,000	1.46	—	—
Over 2 years to 3 years	—	—	25,000	1.46
Over 3 years to 4 years	25,000	1.66	—	—
Over 4 years to 5 years	5,000	1.65	—	—
Total	$55,000	1.57%	$72,000	1.88%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at December 31, 2015. The amount at risk is the greater of the carrying value or fair value over the repurchase liability and refers to the potential loss to the Company if the secured lender fails to return the security at the maturity date of the agreement.  All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government-sponsored enterprises.  The repurchase liability cannot exceed 90% of the fair value of securities pledged.  In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$66,517	$66,560	$55,000	$11,560	32

(15) Offsetting of Financial Liabilities

Securities sold under agreements to repurchase are subject to a right of offset in the event of default.  See note 14, Securities Sold Under Agreements to Repurchase, for additional information.

	Gross Amount	Gross Amount	Net Amount of Liabilities	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)	of Recognized Liabilities	Offset in the Balance Sheet	Presented in the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2015:
Securities sold under agreements to repurchase	$55,000	$—	$55,000	$55,000	$—	$—

December 31, 2014:
Securities sold under agreements to repurchase	$72,000	$—	$72,000	$72,000	$—	$—

(16) Income Taxes

Allocation of federal and state income taxes between current and deferred provisions is as follows:

(Dollars in thousands)	2015	2014	2013
Current
Federal	$10,176	$8,047	$8,746
State	1,833	1,984	1,956
	12,009	10,031	10,702
Deferred
Federal	(2,147)	(730)	(1,531)
State	(76)	(392)	(325)
	(2,223)	(1,122)	(1,856)
Total	$9,786	$8,909	$8,846

The federal statutory corporate tax rate for the years ended December 31, 2015, 2014 and 2013 was 35%. A reconciliation of the tax provision based on the statutory corporate rate on pretax income and the provision for taxes as shown in the accompanying consolidated statements of income is as follows:

(Dollars in thousands)	2015	2014	2013

Income tax expense at statutory rate	$8,587	$8,052	$8,223
Income tax effect of:
Other tax-exempt income	(359)	(371)	(373)
Share-based compensation	87	83	(188)
State income taxes, net of federal income tax benefits	1,104	1,035	1,060
Other	367	110	124
Total income tax expense	$9,786	$8,909	$8,846
Effective income tax rate	39.89%	38.72%	37.65%

The components of income taxes payable (receivable) are as follows:

	December 31,
(Dollars in thousands)	2015	2014
Current taxes payable (receivable):
Federal	$357	$(875)
State	1,738	1,701
	2,095	826
Deferred taxes receivable:
Federal	(7,675)	(5,610)
State	(1,703)	(1,644)
	(9,378)	(7,254)
Total	$(7,283)	$(6,428)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(Dollars in thousands)	2015	2014
Deferred tax assets:
Premises and equipment	$1,761	$1,521
Hawaii franchise tax	706	678
Unfunded pension liability	2,138	2,099
Allowance for loan losses	856	669
Impaired asset write-down	1,068	2,503
Employee benefit plans	3,664	2,750
Equity incentive plan	1,802	1,475
Unamortized unrealized losses on transfers of securities from available- for-sale to held-to-maturity	30	48
Deferred compensation	827	729
Other	223	24
	13,075	12,496
Deferred tax liabilities:
Net deferred loan fees	3,085	2,619
FHLB stock dividends	330	2,301
Prepaid expense	114	122
Premiums on loans sold	168	200
	3,697	5,242
Net deferred tax assets	$9,378	$7,254

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. There was no valuation allowance for deferred tax assets as of December 31, 2015 and 2014.

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

On November 4, 2008, the Board of Directors approved changes to the Company’s defined benefit pension plan. Effective December 31, 2008, there will be no further accrual of benefits for any participants and benefits will not increase with any additional years of service. Employees already enrolled in the Pension Plan as of December 31, 2008 will be 100% vested if they have at least five years of service. For employees with less than five years of service, vesting would occur at the employee’s five-year anniversary date.

In addition, the Company sponsors a Supplemental Employee Retirement Plan (SERP), a noncontributory supplemental retirement benefit plan, which covers certain current and former employees of the Company for amounts in addition to those provided under the Pension Plan.

The following table sets forth the status of the Pension Plan and SERP at the dates indicated:

	Pension Plan		SERP
	December 31,
(Dollars in thousands)	2015	2014	2015	2014
Accumulated benefit obligation at end of year	$17,321	$17,687	$8,891	$8,754
Change in projected benefit obligation:
Benefit obligation at beginning of year	$17,687	$14,966	$8,754	$8,595
Service cost	120	92	29	59
Interest cost	722	727	125	117
Actuarial loss (gain)	(686)	2,353	—	—
Benefits paid	(522)	(451)	(17)	(17)
Benefit obligation at end of year	17,321	17,687	8,891	8,754
Change in plan assets:
Fair value of plan assets at beginning of year	13,606	12,723	—	—
Actual return on plan assets	56	334	—	—
Employer contributions	—	1,000	17	17
Benefits paid	(522)	(451)	(17)	(17)
Fair value of plan assets at end of year	13,140	13,606	—	—
Funded status at end of year	$(4,181)	$(4,081)	$(8,891)	$(8,754)
Amounts recognized in the consolidated balance sheets:
Accounts payable and accrued expenses - liability	$(4,181)	$(4,081)	$(8,891)	$(8,754)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$8,375	$8,355	$—	$—
Prior service cost	—	—	—	—
Accumulated other comprehensive loss, before tax	$8,375	$8,355	$—	$—

The following table sets forth the changes recognized in accumulated other comprehensive loss for the years indicated:

	Pension Plan
	Year Ended December 31,
(Dollars in thousands)	2015	2014
Accumulated other comprehensive loss at beginning of year, before tax	$8,355	$5,542
Actuarial net loss (gain) arising during the period	235	2,943
Amortizations (recognized in net periodic benefit cost):
Actuarial loss	(215)	(130)
Prior service cost	—	—
Total recognized in other comprehensive loss	20	2,813
Accumulated other comprehensive loss at end of year, before tax	$8,375	$8,355

For the years ended December 31, 2015 and 2014, the following weighted average assumptions were used to determine benefit obligations at the end of the year:

	Pension Plan		SERP
	Year Ended December 31,
	2015	2014	2015	2014
Assumptions used to determine the year-end benefit obligations:
Discount rate	4.40%	4.10%	5.05%	5.06%
Rate of compensation increase	N/A	N/A	5.00%	5.00%

The Company does not expect any plan assets to be returned to the Company during calendar year 2016.

The dates used to determine retirement measurements for the Pension Plan were December 31, 2015 and 2014.

The Company’s investment strategy for the defined benefit retirement plan is to maintain a consistent rate of return with primary emphasis on capital appreciation and secondary emphasis on income to enhance the purchasing power of the plan’s assets over the long-term and to preserve capital. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate. Normal target allocations at December 31, 2015 were 55% domestic equity securities, 10% international equity securities and 35% bonds.  Equity securities primarily include stocks, investment in exchange traded funds and large-cap, mid-cap and small-cap mutual funds.  Bonds include U.S. Treasuries, mortgage-backed securities and corporate bonds of companies in diversified industries. Other types of investments include money market funds and savings accounts opened with the Company.

As of December 31, 2015 and 2014, the Pension Plan’s assets measured at fair value were classified as follows:

		Fair Value of Measurements at Report Date Using:
(Dollars in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015:
Cash	$1,373	$1,373	$—	$—
Money market funds	—	—	—	—
Equities	8,160	8,160	—	—
Mutual funds (1)	3,607	3,607	—	—
Total	$13,140	$13,140	$—	$—

December 31, 2014:
Cash	$1,041	$1,041	$—	$—
Money market funds	1,274	1,274	—	—
Equities	7,720	7,720	—	—
Mutual funds (1)	3,571	3,571	—	—
Total	$13,606	$13,606	$—	$—

(1) This category includes mutual funds that invest in equities and bonds.  The mutual fund managers have the ability to change the amounts invested in equities and bonds depending on their investment outlook.

Estimated future benefit payments reflecting expected future service at December 31, 2015 are as follows:

	Pension
(Dollars in thousands)	Plan	SERP
2016	$798	$6,403
2017	814	17
2018	844	52
2019	899	156
2020	935	156
2021 – 2025	5,219	3,111
Total	$9,509	$9,895

For the years ended December 31, 2015, 2014, and 2013, the following weighted average assumptions were used to determine net periodic benefit cost for the fiscal years shown:

	Pension Plan			SERP
	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013	2015	2014	2013
Assumptions used to determine the net periodic benefit cost:
Discount rate	4.10%	4.90%	4.20%	5.06%	5.06%	5.06%
Expected return on plan assets	7.50	7.50	7.75	—	—	—
Rate of compensation increase	N/A	N/A	N/A	5.00	5.00	5.00

The components of net periodic benefit cost were as follows:

	Pension Plan			SERP
	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013	2015	2014	2013
Net periodic benefit cost for the year:
Service cost	$120	$92	$108	$29	$59	$95
Interest cost	722	727	611	125	117	109
Expected return on plan assets	(976)	(924)	(870)	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Recognized actuarial loss	215	130	163	—	—	—
Recognized curtailment loss	—	—	—	—	—	—
Net periodic benefit cost	$81	$25	$12	$154	$176	$204

The estimated prior service cost and net actuarial loss that will be amortized from AOCI into net periodic pension benefit cost in 2015 are $0 and $209,000, respectively.

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

The Company made a contribution of $1.0 million to the defined benefit pension plan in the first quarter of 2016. The Company expects to make a $6.4 million contribution to the SERP in 2016 to cover actual benefit payments.

The Company also has a 401(k) defined contribution plan and profit sharing plan covering all employees after one year of service. The 401(k) plan provides for employer matching contributions, as determined by the Company, based on a percentage of employees’ contributions subject to a maximum amount defined in the plan agreement. The Company’s 401(k) matching contributions, based on 5% of employees’ contributions for 2015, 2014 and 2013, amounted to $56,000, $50,000, and $51,000, respectively. The Company contributes to the profit sharing plan an amount determined by the Board of Directors. No contributions were made to the profit sharing plan for years ended December 31, 2015, 2014, and 2013.

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company.  The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants.  As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity.  The shares committed to be released are considered outstanding for earnings per share computations.  Compensation expense recognized for the years ended December 31, 2015 and 2014 amounted to $998,000 and $872,000, respectively.

Shares held by the ESOP trust were as follows:

	December 31,
	2015	2014

Allocated shares	325,677	283,381
Unearned shares	636,125	685,057
Total ESOP shares	961,802	968,438
Fair value of unearned shares, in thousands	$17,646	$14,763

The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula.  The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits.  For the years ended December 31, 2015 and 2014, we accrued $316,000 and $231,000, respectively, for the ESOP restoration plan.

(19) Share-Based Compensation

On August 19, 2010, Territorial Bancorp Inc. adopted the 2010 Equity Incentive Plan, which provides for awards of stock options and restricted stock to key officers and outside directors.  In accordance with the Compensation — Stock Compensation topic of the FASB ASC, the cost of the 2010 Equity Incentive Plan is based on the fair value of the awards on the grant date.  The fair value of restricted stock is based on the closing price of the Company’s stock on the grant date.  The fair value of stock options is estimated using a Black-Scholes option pricing model using assumptions for dividend yield, stock price volatility, risk-free interest rate and option term.  These assumptions are based on our judgments regarding future events, are subjective in nature, and cannot be determined with precision.  The cost of the awards will be recognized on a straight-line basis over the three-, five- to six-year vesting period during which participants are required to provide services in exchange for the awards.

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

(In thousands)	2015	2014	2013
Compensation expense	$2,670	$2,676	$2,676
Income tax benefit	1,072	1,074	1,291

Shares of our common stock issued under the 2010 Equity Incentive Plan shall be authorized but unissued shares.   The maximum number of shares that will be awarded under the plan will be 1,712,637 shares.

Stock Options

The table below presents the stock option activity of the Company:

	Options	Weighted Average Exercise Price	Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2012	832,954	$17.38	7.67	$4,554
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at December 31, 2013	832,954	$17.38	6.68	$4,845
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at December 31, 2014	832,954	$17.38	5.68	$3,471
Granted	3,600	26.23	9.67	—
Exercised	1,000	17.36	—	8
Forfeited	3,254	17.36	—	—
Expired	—	—	—	—
Options outstanding at December 31, 2015	832,300	$17.42	4.70	$8,588

Options vested and exercisable at December 31, 2015	693,026	$17.38	4.68	$7,178

The following summarizes certain stock option activity of the Company:

(In thousands)	2015	2014	2013
Intrinsic value of stock options exercised	$8	$—	$—
Cash received from stock options exercised	17	—	—
Tax benefits realized from stock options exercised	3	—	—
Total fair value of stock options that vested	3,854	2,995	3,223

As of December 31, 2015, the Company had $475,000 of unrecognized compensation costs related to the stock option plan.  The cost of the stock option plan is being amortized over the three-, five- or six-year vesting period.  There were 138,929 shares vested in 2015.

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

Expected life—Based on a weighted-average of the three-year vesting period and the 10-year contractual term of the stock option plan.

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

The table below presents the restricted stock award activity:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	453,397	$17.39
Granted	—	—
Vested	113,332	17.39
Forfeited	—	—
Nonvested at December 31, 2013	340,065	$17.39
Granted	—	—
Vested	113,332	17.39
Forfeited	—	—
Nonvested at December 31, 2014	226,733	$17.39
Granted	3,600	26.23
Vested	113,332	17.39
Forfeited	2,459	17.36
Nonvested at December 31, 2015	114,542	$17.67

As of December 31, 2015, the Company had $1.4 million of unrecognized compensation costs related to restricted stock awards.  The cost of the restricted stock awards is being amortized over the three-, five- or six-year vesting period.

(20)   Earnings Per Share

The table below presents the information used to compute basic and diluted earnings per share:

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2015	2014	2013

Net income	$14,748	$14,097	$14,647

Weighted-average number of shares used in:
Basic earnings per share	9,073,015	9,211,409	9,711,233
Dilutive common stock equivalents:
Stock options and restricted stock units	190,252	105,914	133,709
Diluted earnings per share	9,263,267	9,317,323	9,844,942

Net income per common share, basic	$1.63	$1.53	$1.51
Net income per common share, diluted	$1.59	$1.51	$1.49

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

(21)   Other Comprehensive Loss

The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes:

(Dollars in thousands)	Unfunded Pension Liability	Noncredit Related Loss on Trust Preferred Securities	Unrealized Loss on Securities	Total

December 31, 2015:
Balances at beginning of period	$5,032	$284	$72	$5,388
Other comprehensive loss (income), net of taxes	12	(137)	(27)	(152)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	12	(137)	(27)	(152)
Balances at end of period	$5,044	$147	$45	$5,236

December 31, 2014:
Balances at beginning of period	$3,338	$376	$73	$3,787
Other comprehensive loss (income), net of taxes	1,694	(92)	(1)	1,601
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	1,694	(92)	(1)	1,601
Balances at end of period	$5,032	$284	$72	$5,388

December 31, 2013:
Balances at beginning of period	$3,792	$445	$96	$4,333
Other comprehensive income, net of taxes	(454)	(69)	(23)	(546)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	(454)	(69)	(23)	(546)
Balances at end of period	$3,338	$376	$73	$3,787

The table below presents the tax effect on each component of accumulated other comprehensive loss:

	Year Ended December 31,
	2015			2014			2013
(Dollars in thousands)	Pretax Amount	Tax	After Tax Amount	Pretax Amount	Tax	After Tax Amount	Pretax Amount	Tax	After Tax Amount

Unfunded pension liability	$20	$(8)	$12	$2,813	$(1,119)	$1,694	$(753)	$299	$(454)
Noncredit related loss on trust preferred securities	(226)	89	(137)	(153)	61	(92)	(116)	47	(69)
Unrealized loss on securities	(45)	18	(27)	(2)	1	(1)	(38)	15	(23)

Total	$(251)	$99	$(152)	$2,658	$(1,057)	$1,601	$(907)	$361	$(546)

(22)   Commitments

(a)                     Loan Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on an individual basis. The Company’s policy is to require suitable collateral, primarily real estate, to be provided by customers prior to disbursement of approved loans. At December 31, 2015 and 2014, the Company had loan commitments aggregating to $26.5 million (interest rates from 2.625% to 5.625%) and $18.1 million (interest rates from 2.750% to 5.500%), respectively, primarily consisting of fixed-rate residential first mortgage loans.  In addition to commitments to originate loans, at December 31, 2015 and 2014, the Company had $26.6 million and $24.9 million, respectively, in unused lines of credit to borrowers.

(b)                     Lease Commitments

The Company leases a majority of its premises under operating leases expiring on various dates through 2025. Total rental expense comprised minimum rentals of $2.9 million, $2.8 million, and $2.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.

At December 31, 2015, future minimum rental commitments under all noncancelable operating leases are as follows:

(Dollars in thousands)

2016	$2,677
2017	2,433
2018	1,769
2019	1,349
2020	858
Thereafter	844
Total	$9,930

Certain leases are renegotiable during the period of the lease or have renewal options at the expiration of the lease term. The majority of lease agreements relates to real estate and generally provides that the Company pay taxes, maintenance, insurance, and certain other operating expenses applicable to the leased premises.

In addition, the Company leases to a tenant certain property that it owns. Future minimum rental income for this noncancelable lease is as follows:

(Dollars in thousands)

2016	$110
2017	110
2018	110
2019	110
2020	110
Thereafter	110
Total	$660

Rental income comprised of minimum rentals for 2015, 2014, and 2013 was approximately $110,000 each year.

(c)                      Reserve Requirements

The Company is required by the Federal Reserve Bank to maintain reserves based on the amount of deposits held. The reserve requirement at December 31, 2015 and 2014 was $10.4 million and $9.6 million, respectively, and the Company met such requirements.

(23)   Regulatory Capital and Supervision

Territorial Savings Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  On July 10, 2014, Territorial Savings Bank became a member of the Federal Reserve System.  The Federal Reserve requires that Territorial Savings Bank maintain a Tier 1 Leverage Capital ratio of 9.0% for three years as a condition of membership.  Effective January 1, 2015, the well capitalized threshold for Tier 1 risk-based capital was increased from 6.0% to 8.0% and a new capital standard, common equity Tier 1 risk-based capital, was implemented with a 6.5% ratio requirement for a financial institution to be considered well capitalized.  Additionally, effective January 1, 2015, consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions became applicable to savings and loan holding companies over $1.0 billion in assets, such as the Company.  At December 31, 2015, Territorial Savings Bank and the Company exceeded all regulatory capital requirements and are considered to be “well capitalized” under regulatory guidelines.  The tables below present the capital required to be considered “well-capitalized” as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for both Territorial Savings Bank and the Company at December 31, 2015 and for Territorial Savings Bank at December 31, 2014:

As of December 31, 2015

(Dollars in Thousands)

	Required Ratio	Actual Amount	Actual Ratio
Tier 1 Leverage Capital
Territorial Savings Bank (1)	9.00%	$208,009	11.49%
Territorial Bancorp Inc.	5.00%	$224,877	12.42%
Common Equity Tier 1 Risk-Based Capital (2)
Territorial Savings Bank	9.00%	$208,009	25.79%
Territorial Bancorp Inc.	9.00%	$224,877	27.88%
Tier 1 Risk-Based Capital (2)
Territorial Savings Bank	10.50%	$208,009	25.79%
Territorial Bancorp Inc.	10.50%	$224,877	27.88%
Total Risk-Based Capital (2)
Territorial Savings Bank	12.50%	$210,287	26.07%
Territorial Bancorp Inc.	12.50%	$227,155	28.16%

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

At December 31, 2015 and 2014, the Bank’s capital ratios exceeded the minimum capital thresholds for a “well-capitalized” institution. There are no conditions or events that have changed the institution’s category under the capital guidelines.

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

Cash and Cash Equivalents, Accrued Interest Receivable and Accrued Interest Payable. The carrying amount approximates fair value because of the short maturity of these instruments.

Investment Securities.  The estimated fair values of U.S. government-sponsored mortgage-backed securities are considered Level 2 inputs because the valuation for investment securities utilized pricing models that varied based on asset class and included trade, bid and other observable market information.

The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.  The trust preferred securities market is considered to be inactive as only six transactions have occurred over the past 48 months in the same tranche of securities we own and no new issues of pooled trust preferred securities have occurred since 2007.  The fair value of our trust preferred securities was determined using a discounted cash flow model.  Our model used a discount rate equal to three-month LIBOR plus 20.00%.

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

The estimated fair values of the Company’s financial instruments are as follows:

			Fair Value Measurements Using
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2015:
Assets
Cash and cash equivalents	$65,919	$65,919	$65,919	$—	$—
Investment securities held to maturity	493,059	497,982	—	497,066	916
Loans held for sale	2,139	2,205	—	2,205	—
Loans receivable, net	1,188,649	1,208,300	—	—	1,208,300
FHLB stock	4,790	4,790	—	4,790	—
FRB stock	3,022	3,022	—	3,022	—
Accrued interest receivable	4,684	4,684	5	1,310	3,369
Interest rate contracts	71	71	—	71	—

Liabilities
Deposits	1,445,103	1,445,484	—	1,221,069	224,415
Advances from the Federal Home Loan Bank	69,000	69,191	—	—	69,191
Securities sold under agreements to repurchase	55,000	55,280	—	—	55,280
Accrued interest payable	237	237	—	—	237
Interest rate contracts	77	77	—	77	—

December 31, 2014:
Assets
Cash and cash equivalents	$75,060	$75,060	$75,060	$—	$—
Investment securities held to maturity	572,922	586,710	—	586,020	690
Loans held for sale	1,048	1,079	—	1,079	—
Loans receivable, net	968,212	998,183	—	—	998,183
FHLB stock	11,234	11,234	—	11,234	—
FRB stock	2,925	2,925	—	2,925	—
Accrued interest receivable	4,436	4,436	2	1,562	2,872
Interest rate contracts	62	62	—	62	—

Liabilities
Deposits	1,359,679	1,360,074	—	1,137,942	222,132
Advances from the Federal Home Loan Bank	15,000	14,977	—	—	14,977
Securities sold under agreements to repurchase	72,000	72,334	—	—	72,334
Accrued interest payable	370	370	—	—	370
Interest rate contracts	54	54	—	54	—

At December 31, 2015 and 2014, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

December 31, 2015:
Interest rate contracts — assets	$—	$71	$—	$71
Interest rate contracts — liabilities	—	(77)	—	(77)

December 31, 2014:
Interest rate contracts — assets	$—	$62	$—	$62
Interest rate contracts — liabilities	—	(54)	—	(54)

The fair value of interest rate contracts was determined by referring to prices quoted in the secondary market for similar contracts. Gains and losses are included in gain on sale of loans in the consolidated statements of income.

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of December 31, 2015 and 2014 and the related gains and losses for the years then ended:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total Gains (Losses)

December 31, 2015:
Trust preferred securities	$—	$—	$916	$916	$226

December 31, 2014:
Impaired loans	$—	$—	$327	$327	$(4)
Trust preferred securities	—	—	690	690	153
Mortgage servicing assets	—	—	505	505	(15)

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

The table below presents the significant unobservable inputs for Level 3 nonrecurring fair value measurements:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Value

December 31, 2015:

Trust preferred securities	$916	Discounted cash flow	Discount rate	Three-month LIBOR plus 20.00%

December 31, 2014:
Impaired loans — non-collateral dependent	$327	Discounted cash flow	Discount rate (1)	6.10%

Trust preferred securities	690	Discounted cash flow	Discount rate	Three-month LIBOR plus 20.00%

Mortgage servicing assets	505	Discounted cash flow	Discount rate	10.50%
			Prepayment speed (PSA)	164.8 – 262.5
			Annual cost to service (per loan)	$55

(1) Represents the yield on contractual cash flows prior to modification in troubled debt restructurings.

(26)   Parent Company Only

Presented below are the condensed balance sheet, statement of income, and statement of cash flows for Territorial Bancorp Inc.

Condensed Balance Sheet

	December 31,
(Dollars in thousands)	2015	2014
Assets
Cash	$15,777	$16,155
Investment in Territorial Savings Bank	202,773	198,370
Receivable from Territorial Savings Bank	1,053	2,262
Prepaid expenses and other assets	62	23
Total assets	$219,665	$216,810
Liabilities and Equity
Other liabilities	$24	$432
Equity	219,641	216,378
Total liabilities and equity	$219,665	$216,810

Condensed Statement of Income

	For the Year Ended December 31,
(Dollars in thousands)	2015	2014	2013

Interest and dividend income:
Dividends from Territorial Savings Bank	$14,000	$14,000	$25,000
Interest-earning deposit with Territorial Savings Bank	29	20	26
Total interest and dividend income	14,029	14,020	25,026

Noninterest expense:
Salaries	34	37	37
Other general and administrative expenses	829	837	728
Total noninterest expense	863	874	765

Income before income taxes and equity in undistributed earnings in subsidiaries	13,166	13,146	24,261

Income taxes	(416)	(360)	(299)

Income before equity in undistributed earnings in subsidiaries	13,582	13,506	24,560

Equity in undistributed earnings of Territorial Savings Bank, net of dividends	1,166	591	(9,913)
Net income	$14,748	$14,097	$14,647

Condensed Statement of Cash Flows

	For the Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$14,748	$14,097	$14,647
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Territorial Savings Bank, net of dividends	(1,166)	(591)	9,913
ESOP expense	1,210	1,036	1,125
Net decrease in prepaid expenses and other assets	1,170	751	2,325
Net increase (decrease) in other liabilities	(18)	29	526
Net cash provided by operating activities	15,944	15,322	28,536

Cash flows from investing activities:
Investment in Territorial Savings Bank	—	—	—
Net cash used in investing activities	—	—	—

Cash flows from financing activities:
Proceeds from exercise of stock options	17	—	—
Repurchases of company stock	(9,326)	(5,612)	(19,595)
Cash dividends paid	(7,013)	(6,634)	(6,231)
Net cash used in financing activities	(16,322)	(12,246)	(25,826)
Net increase (decrease) in cash	(378)	3,076	2,710
Cash at beginning of the period	16,155	13,079	10,369
Cash at end of the period	$15,777	$16,155	$13,079

(27)   Unaudited Quarterly Financial Information

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(Dollars in thousands, except per share data)
2015:
Interest and dividend income	$15,288	$15,610	$15,971	$16,223	$63,092
Interest expense	1,516	1,554	1,630	1,815	6,515
Net interest income	13,772	14,056	14,341	14,408	56,577
Provision for loan losses	194	101	71	89	455
Net interest income after provision for loan losses	13,578	13,955	14,270	14,319	56,122
Noninterest income	1,246	1,248	1,188	1,229	4,911
Noninterest expense	8,904	8,843	9,366	9,386	36,499
Income before income taxes	5,920	6,360	6,092	6,162	24,534
Income taxes	2,394	2,523	2,406	2,463	9,786
Net income	3,526	3,837	3,686	3,699	14,748
Basic earnings per share	0.39	0.42	0.41	0.41	1.63
Diluted earnings per share	0.38	0.41	0.40	0.40	1.59
Cash dividends declared per common share	0.16	0.16	0.17	0.27	0.76

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(Dollars in thousands, except per share data)
2014:
Interest and dividend income	$14,657	$14,881	$14,990	$15,087	$59,615
Interest expense	1,500	1,512	1,551	1,555	6,118
Net interest income	13,157	13,369	13,439	13,532	53,497
Provision for loan losses	9	156	23	172	360
Net interest income after provision for loan losses	13,148	13,213	13,416	13,360	53,137
Noninterest income	1,358	1,279	1,398	1,142	5,177
Noninterest expense	8,864	8,747	9,079	8,618	35,308
Income before income taxes	5,642	5,745	5,735	5,884	23,006
Income taxes	2,180	2,026	2,273	2,430	8,909
Net income	3,462	3,719	3,462	3,454	14,097
Basic earnings per share	0.38	0.41	0.38	0.37	1.53
Diluted earnings per share	0.37	0.40	0.37	0.37	1.51
Cash dividends declared per common share	0.14	0.15	0.15	0.26	0.70

(28)   Subsequent Events

On January 28, 2016, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.18 per share of common stock.  The dividend was paid on February 25, 2016 to stockholders of record as of February 11, 2016.

ITEM 9.                           Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.                         Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2015. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, and it is included in Item 8, under Part II of this Annual Report on Form 10-K.

ITEM 9B.                  Other Information

None.

PART III

ITEM 10.                    Directors, Executive Officers and Corporate Governance

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders under the captions “Proposal 1—Election of Directors,” “Information About Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics and Business Conduct,” “Nominating and Corporate Governance Committee Procedures—Procedures to be Followed by Stockholders,” “Committees of the Board of Directors” and “—Audit Committee” is incorporated herein by reference.

ITEM 11.                    Executive Compensation

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders under the caption “Executive Compensation” is incorporated herein by reference.

ITEM 12.                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders under the caption “Stock Ownership” is incorporated herein by reference.  Information with respect to the security ownership of our directors and executive officers is included above in “Item 10. Directors, Executive Officers and Corporate Governance,” and is incorporated herein by reference.

Equity Compensation Plan Information

Set forth below is information as of December 31, 2015 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Share-based Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	832,300	$17.42	120,586

(1) Reflects stock options only

ITEM 13.                    Certain Relationships and Related Transactions, and Director Independence

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders under the captions “Transactions with Certain Related Persons” and “Proposal 1 — Election of Directors” is incorporated herein by reference.

ITEM 14.                    Principal Accountant Fees and Services

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders under the captions “Proposal II—Ratification of Independent Registered Public Accounting Firm—Audit Fees” and “—Pre-Approval of Services by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.                    Exhibits and Financial Statement Schedules

(a)     Financial Statements

The following documents are filed as part of this annual report:

(i)                                     Reports of Independent Registered Public Accounting Firms

(ii)                                  Consolidated Balance Sheets at December 31, 2015 and 2014

(iii)                               Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013

(iv)                              Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

(v)                                 Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013

(vi)                              Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

(vii)                           Notes to Consolidated Financial Statements

(b)     Exhibits

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

10.38                                            First Amendment to Amended and Restated Executive Deferred Incentive Agreement between Territorial Savings Bank and Vernon Hirata (8)

10.39                                            First Amendment to Amended and Restated Supplemental Employee Retirement Agreement between Territorial Savings Bank and Allan S. Kitagawa (8)

10.40                                            Third Amendment to Amended and Restated Supplemental Employee Retirement Agreement between Territorial Savings Bank and Vernon Hirata (8)

10.41                                            Third Amendment to Amended and Restated Supplemental Employee Retirement Agreement between Territorial Savings Bank and Ralph Nakatsuka (8)

23.1                                                   Consent of Moss Adams LLP

23.2                                                   Consent of KPMG LLP

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

101

The following financial statements from Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 14, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

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

TERRITORIAL BANCORP INC.

Date: March 14, 2016	By:	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Allan S. Kitagawa	Chairman of the Board,	March 14, 2016
Allan S. Kitagawa	President and Chief
Executive Officer (Principal
Executive Officer)

/s/ Melvin M. Miyamoto	Senior Vice President and	March 14, 2016
Melvin M. Miyamoto	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Kirk W. Caldwell	Director	March 14, 2016
Kirk W. Caldwell

/s/ Howard Y. Ikeda	Director	March 14, 2016
Howard Y. Ikeda

/s/ David S. Murakami	Director	March 14, 2016
David S. Murakami

/s/ Richard I. Murakami	Director	March 14, 2016
Richard I. Murakami

/s/ Francis E. Tanaka	Director	March 14, 2016
Francis E. Tanaka