Form 10-Q
period 2016-06-30
Territorial Bancorp Inc.
filed 2016-08-08
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 9,663,122 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of July 31, 2016.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	June 30,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$63,878	$65,919
Investment securities held to maturity, at amortized cost (fair value of $474,058 and $497,982 at June 30, 2016 and December 31, 2015, respectively)	455,991	493,059
Loans held for sale	353	2,139
Loans receivable, net	1,259,339	1,188,649
Federal Home Loan Bank stock, at cost	4,945	4,790
Federal Reserve Bank stock, at cost	3,062	3,022
Accrued interest receivable	4,812	4,684
Premises and equipment, net	4,399	4,903
Bank-owned life insurance	42,815	42,328
Deferred income tax assets, net	8,974	9,378
Prepaid expenses and other assets	2,404	2,270
Total assets	$1,850,972	$1,821,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,469,754	$1,445,103
Advances from the Federal Home Loan Bank	69,000	69,000
Securities sold under agreements to repurchase	55,000	55,000
Accounts payable and accrued expenses	24,227	25,178
Current income taxes payable	1,960	2,095
Advance payments by borrowers for taxes and insurance	5,315	5,124
Total liabilities	1,625,256	1,601,500

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 9,663,122 and 9,659,685 shares at June 30, 2016 and December 31, 2015, respectively	96	96
Additional paid-in capital	71,389	70,118
Unearned ESOP shares	(6,117)	(6,361)
Retained earnings	165,553	161,024
Accumulated other comprehensive loss	(5,205)	(5,236)
Total stockholders’ equity	225,716	219,641
Total liabilities and stockholders’ equity	$1,850,972	$1,821,141

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest and dividend income:
Loans	$12,647	$11,266	$25,008	$21,952
Investment securities	3,750	4,274	7,625	8,797
Other investments	146	70	290	149
Total interest and dividend income	16,543	15,610	32,923	30,898

Interest expense:
Deposits	1,470	1,154	2,878	2,288
Advances from the Federal Home Loan Bank	256	157	513	227
Securities sold under agreements to repurchase	218	243	436	555
Total interest expense	1,944	1,554	3,827	3,070

Net interest income	14,599	14,056	29,096	27,828
Provision for loan losses	84	101	112	295

Net interest income after provision for loan losses	14,515	13,955	28,984	27,533

Noninterest income:
Service fees on loan and deposit accounts	473	527	929	987
Income on bank-owned life insurance	240	256	487	511
Gain on sale of investment securities	190	240	190	476
Gain on sale of loans	129	110	190	239
Other	102	115	224	281
Total noninterest income	1,134	1,248	2,020	2,494

Noninterest expense:
Salaries and employee benefits	5,256	5,064	10,682	10,163
Occupancy	1,433	1,428	2,853	2,865
Equipment	912	953	1,818	1,898
Federal deposit insurance premiums	227	211	452	420
Other general and administrative expenses	1,160	1,187	2,242	2,401
Total noninterest expense	8,988	8,843	18,047	17,747

Income before income taxes	6,661	6,360	12,957	12,280
Income taxes	2,624	2,523	5,136	4,917
Net income	$4,037	$3,837	$7,821	$7,363

Basic earnings per share	$0.45	$0.42	$0.86	$0.81
Diluted earnings per share	$0.43	$0.41	$0.84	$0.79
Cash dividends declared per common share	$0.18	$0.16	$0.36	$0.32
Basic weighted-average shares outstanding	9,059,515	9,053,383	9,047,217	9,086,865
Diluted weighted-average shares outstanding	9,345,262	9,307,988	9,323,432	9,314,776

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$4,037	$3,837	$7,821	$7,363

Change in unfunded pension liability	—	(64)	(21)	(64)
Change in unrealized loss on securities	4	7	6	16
Change in noncredit related loss on trust preferred securities	44	77	46	108
Other comprehensive income, net of tax	48	20	31	60
Comprehensive income	$4,085	$3,857	$7,852	$7,423

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity
Balances at December 31, 2014	$99	$75,229	$(6,851)	$153,289	$(5,388)	$216,378

Net income	—	—	—	7,363	—	7,363
Other comprehensive income	—	—	—	—	60	60
Cash dividends declared ($0.32 per share)	—	—	—	(2,979)	—	(2,979)
Share-based compensation	—	1,328	—	—	—	1,328
Allocation of 24,466 ESOP shares	—	308	245	—	—	553
Repurchase of 199,464 shares of company common stock	(2)	(4,337)	—	—	—	(4,339)
Balances at June 30, 2015	$97	$72,528	$(6,606)	$157,673	$(5,328)	$218,364

Balances at December 31, 2015	$96	$70,118	$(6,361)	$161,024	$(5,236)	$219,641

Net income	—	—	—	7,821	—	7,821
Other comprehensive income	—	—	—	—	31	31
Cash dividends declared ($0.36 per share)	—	—	—	(3,292)	—	(3,292)
Share-based compensation	—	1,323	—	—	—	1,323
Allocation of 24,466 ESOP shares	—	393	244	—	—	637
Repurchase of 57,903 shares of company common stock	(1)	(1,509)	—	—	—	(1,510)
Exercise of 61,340 options for common stock	1	1,064	—	—	—	1,065
Balances at June 30, 2016	$96	$71,389	$(6,117)	$165,553	$(5,205)	$225,716

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$7,821	$7,363
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	112	295
Depreciation and amortization	595	666
Deferred income tax expense (benefit)	349	(1,354)
Amortization of fees, discounts, and premiums	(397)	(204)
Origination of loans held for sale	(23,084)	(28,108)
Proceeds from sales of loans held for sale	24,173	28,684
Gain on sale of loans, net	(190)	(239)
Gain on sale of investment securities held to maturity	(190)	(476)
ESOP expense	637	553
Share-based compensation expense	1,323	1,328
Increase in accrued interest receivable	(128)	(151)
Net increase in bank-owned life insurance	(487)	(511)
Net increase in prepaid expenses and other assets	(134)	(212)
Net increase (decrease) in accounts payable and accrued expenses	9	3,197
Net increase in advance payments by borrowers for taxes and insurance	191	761
Net increase (decrease) in income taxes payable	(135)	1,821

Net cash from operating activities	10,465	13,413

Cash flows from investing activities:
Purchases of investment securities held to maturity	(2,523)	(6,671)
Principal repayments on investment securities held to maturity	35,608	49,390
Proceeds from sale of investment securities held to maturity	3,122	5,083
Loan originations, net of principal repayments on loans receivable	(69,581)	(142,545)
Purchases of FHLB stock	(155)	(1,600)
Proceeds from redemption of FHLB stock	—	8,524
Purchases of Federal Reserve Bank stock	(40)	(46)
Purchases of premises and equipment	(91)	(351)

Net cash from investing activities	(33,660)	(88,216)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from financing activities:
Net increase in deposits	$24,651	$13,700
Proceeds from advances from the Federal Home Loan Bank	—	82,000
Repayments of advances from the Federal Home Loan Bank	—	(40,000)
Proceeds from securities sold under agreements to repurchase	—	30,000
Repayments of securities sold under agreements to repurchase	—	(42,000)
Proceeds from exercise of stock options	566	—
Repurchases of common stock	(771)	(4,728)
Cash dividends paid	(3,292)	(2,979)

Net cash from financing activities	21,154	35,993

Net decrease in cash and cash equivalents	(2,041)	(38,810)

Cash and cash equivalents at beginning of the period	65,919	75,060

Cash and cash equivalents at end of the period	$63,878	$36,250

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$3,819	$3,149
Income taxes	4,922	4,450

Supplemental disclosure of noncash investing and financing activities:
Company stock repurchased, not settled	$240	$—
Company stock acquired through swap transactions	499	—
Company stock repurchased prior year, settled current year	—	389
Loans transferred to real estate owned	—	192

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

(3)      Recently Issued Accounting Pronouncements

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

In June 2016, the FASB amended various sections of the FASB ASC related to the accounting for credit losses on financial instruments.  The primary area affecting the Company will be in the accounting for loans receivable.  The amendment changes the threshold for recognizing losses from “probable” to “expected” and may result in an increase in the Company’s allowance for loan losses.  The amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company is currently evaluating the effects that the adoption of this amendment will have on its consolidated financial statements.

(4)      Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Cash and due from banks	$9,579	$10,318
Interest-earning deposits in other banks	54,299	55,601
Cash and cash equivalents	$63,878	$65,919

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank.

(5)      Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2016:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$454,999	$18,313	$(246)	$473,066
Trust preferred securities	992	—	—	992
Total	$455,991	$18,313	$(246)	$474,058

December 31, 2015:
Held to maturity:
U.S. government-sponsored mortgage-backed securities	$492,143	$11,092	$(6,169)	$497,066
Trust preferred securities	916	—	—	916
Total	$493,059	$11,092	$(6,169)	$497,982

The amortized cost and estimated fair value of investment securities at June 30, 2016 are shown below.  Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Held to maturity:
Due within 5 years	$30	$31
Due after 5 years through 10 years	—	—
Due after 10 years	455,961	474,027
Total	$455,991	$474,058

Realized gains and losses and the proceeds from sales of securities held to maturity and trading are shown in the table below.  All sales of securities were U.S. government-sponsored mortgage-backed securities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Proceeds from sales	$3,122	$2,503	$3,122	$5,083
Gross gains	190	240	190	476
Gross losses	—	—	—	—

During the three months ended June 30, 2016 and 2015, the Company received proceeds of $3.1 million and $2.4 million, respectively, from the sale of $2.9 million and $2.3 million, respectively, of held-to-maturity mortgage-backed securities, resulting in gross realized gains of $190,000 and $179,000, respectively.  During the six months ended June 30, 2016 and 2015, the Company received proceeds of $3.1 million and $5.0 million, respectively, from the sale of $2.9 million and $4.6 million, respectively, of held-to-maturity mortgage-backed securities, resulting in gross realized gains of $190,000 and $415,000, respectively.  The sale of these mortgage-backed securities, for which the Company had already collected a substantial portion of the outstanding purchased principal (at least 85%), is in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of intent to hold remaining securities in the held-to-maturity portfolio to maturity.

During the three months ended June 30, 2015, the Company received proceeds of $61,000 from the sale of one of the trust preferred securities the Company owned, PreTSL XXIV.  The Company previously wrote off the entire book value of this security when it incurred an other-than-temporary impairment charge in prior years.  The trust preferred security sold was classified in the held-to-maturity portfolio.  Since the credit rating of this security was downgraded, in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC, the sale of this security does not taint management’s assertion of intent to hold remaining securities in the held-to-maturity portfolio to maturity.

Investment securities with amortized costs of $235.2 million and $241.4 million at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at June 30, 2016 and December 31, 2015.  The Company does not intend to sell these securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
June 30, 2016
Mortgage-backed securities	$1,421	$1	$33,499	$245	13	$34,920	$246
December 31, 2015
Mortgage-backed securities	$142,810	$3,939	$53,142	$2,230	43	$195,952	$6,169

Mortgage-Backed Securities.  The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates subsequent to purchase.  All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2016 and December 31, 2015.

Trust Preferred Securities.  At June 30, 2016, the Company owned one trust preferred security, PreTSL XXIII.  The trust preferred security represents an investment in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. This security is classified in the Company’s held-to-maturity investment portfolio.

The trust preferred securities market is considered to be inactive as only six transactions have occurred over the past 54 months in the same tranche of securities that we own and no new issues of pooled trust preferred securities have occurred since 2007.  We used a discounted cash flow model to determine whether this security is other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in PreTSL XXIII did not incur additional impairment during the six months ended June 30, 2016.

PreTSL XXIII has an amortized cost of $992,000 at June 30, 2016.  The difference between the amortized cost of $992,000 and the remaining cost basis of $1.1 million is reported as accumulated other comprehensive loss and is related to noncredit factors.

It is reasonably possible that the fair value of the trust preferred security could decline in the near term if the overall economy and the financial condition of some of the issuers deteriorate further and the liquidity of this security remains low.  As a result, there is a risk that the Company’s remaining cost basis of $1.1 million on the trust preferred security could be credit-related other-than-temporarily impaired in the near term.  The impairment, if any, could be material to the Company’s consolidated statements of income.

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)	2016	2015
Balance at January 1,	$2,403	$5,885
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Credit losses on debt securities which were sold	—	(3,482)
Balance at June 30,	$2,403	$2,403

The table below shows the components of accumulated other comprehensive loss, net of taxes, resulting from other-than-temporarily impaired securities:

	June 30,
(Dollars in thousands)	2016	2015
Noncredit losses on other-than-temporarily impaired securities, net of taxes	$101	$176

(6)      Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Real estate loans:
First mortgages:
One- to four-family residential	$1,209,594	$1,145,904
Multi-family residential	9,701	9,834
Construction, commercial and other	25,445	19,288
Home equity loans and lines of credit	16,077	15,333
Total real estate loans	1,260,817	1,190,359
Other loans:
Loans on deposit accounts	310	304
Consumer and other loans	4,088	4,239
Total other loans	4,398	4,543
Less:
Net unearned fees and discounts	(3,600)	(4,087)
Allowance for loan losses	(2,276)	(2,166)
Total unearned fees, discounts and allowance for loan losses	(5,876)	(6,253)
Loans receivable, net	$1,259,339	$1,188,649

The table below presents the activity in the allowance for loan losses by portfolio segment:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended June 30, 2016:
Balance, beginning of period	$1,398	$509	$3	$75	$198	$2,183
Provision (reversal of allowance) for loan losses	39	58	—	(21)	8	84
	1,437	567	3	54	206	2,267
Charge-offs	—	—	—	(4)	—	(4)
Recoveries	7	—	—	6	—	13
Net recoveries	7	—	—	2	—	9
Balance, end of period	$1,444	$567	$3	$56	$206	$2,276

Six months ended June 30, 2016:
Balance, beginning of period	$1,380	$517	$3	$72	$194	$2,166
Provision (reversal of allowance) for loan losses	57	50	—	(7)	12	112
	1,437	567	3	65	206	2,278
Charge-offs	—	—	—	(18)	—	(18)
Recoveries	7	—	—	9	—	16
Net recoveries (charge-offs)	7	—	—	(9)	—	(2)
Balance, end of period	$1,444	$567	$3	$56	$206	$2,276

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended June 30, 2015:
Balance, beginning of period	$1,111	$543	$4	$149	$65	$1,872
Provision (reversal of allowance) for loan losses	129	(142)	(16)	(45)	175	101
	1,240	401	(12)	104	240	1,973
Charge-offs	—	—	—	(6)	—	(6)
Recoveries	3	6	15	3	—	27
Net recoveries (charge-offs)	3	6	15	(3)	—	21
Balance, end of period	$1,243	$407	$3	$101	$240	$1,994

Six months ended June 30, 2015:
Balance, beginning of period	$413	$977	$5	$263	$33	$1,691
Provision (reversal of allowance) for loan losses	827	(577)	(18)	(144)	207	295
	1,240	400	(13)	119	240	1,986
Charge-offs	—	—	—	(25)	—	(25)
Recoveries	3	7	16	7	—	33
Net recoveries (charge-offs)	3	7	16	(18)	—	8
Balance, end of period	$1,243	$407	$3	$101	$240	$1,994

During the six months ended June 30, 2016, the Company increased the loan loss provisions for residential mortgage loans based on the growth of this segment of the loan portfolio and the concentration of loans in Hawaii.  The Company also increased the loan loss provisions on construction, commercial and other mortgage loans based on the growth of this segment of the loan portfolio.  The loan loss provision on consumer and other loans declined because of a continued limited loss experience in this segment of the loan portfolio.  The allocation of a portion of the allowance from one category of loans does not preclude its availability to absorb losses in other loan categories.

Management considers the allowance for loan losses at June 30, 2016 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions at that date. While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings.  In addition, as an integral part of their examination process, the bank regulators periodically review the allowance for loan losses and may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
June 30, 2016:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,444	567	3	56	206	2,276
Total ending allowance balance	$1,444	$567	$3	$56	$206	$2,276

Loans:
Ending loan balance:
Individually evaluated for impairment	$6,089	$—	$163	$—	$—	$6,252
Collectively evaluated for impairment	1,209,698	25,335	15,921	4,409	—	1,255,363
Total ending loan balance	$1,215,787	$25,335	$16,084	$4,409	$—	$1,261,615

December 31, 2015:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,380	517	3	72	194	2,166
Total ending allowance balance	$1,380	$517	$3	$72	$194	$2,166

Loans:
Ending loan balance:
Individually evaluated for impairment	$6,486	$—	$124	$9	$—	$6,619
Collectively evaluated for impairment	1,145,259	19,175	15,216	4,546	—	1,184,196
Total ending loan balance	$1,151,745	$19,175	$15,340	$4,555	$—	$1,190,815

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

		Unpaid
	Recorded	Principal
(Dollars in thousands)	Investment	Balance
June 30, 2016:
With no related allowance recorded:
One- to four-family residential mortgages	$6,089	$6,991
Home equity loans and lines of credit	163	206
Total	$6,252	$7,197

December 31, 2015:
With no related allowance recorded:
One- to four-family residential mortgages	$6,486	$7,307
Home equity loans and lines of credit	124	163
Consumer and other	9	9
Total	$6,619	$7,479

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
2016:
With no related allowance recorded:
One- to four-family residential mortgages	$6,123	$18	$6,157	$38
Home equity loans and lines of credit	165	—	165	—
Total	$6,288	$18	$6,322	$38

2015:
With no related allowance recorded:
One- to four-family residential mortgages	$6,331	$17	$6,366	$36
Home equity loans and lines of credit	131	—	132	—
Total	$6,462	$17	$6,498	$36

There were no loans individually evaluated for impairment with a related allowance for loan loss as of June 30, 2016 or December 31, 2015.  Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they were written down to fair value at the time of impairment.

The table below presents the aging of loans and accrual status by class of loans:

								Loans
								More Than
								90 Days
	30 - 59	60 - 89	90 Days or					Past Due
	Days Past	Days Past	Greater	Total Past	Loans Not	Total	Nonaccrual	and Still
(Dollars in thousands)	Due	Due	Past Due	Due	Past Due	Loans	Loans	Accruing
June 30, 2016:
One- to four-family residential mortgages	$91	$945	$1,793	$2,829	$1,203,280	$1,206,109	$4,895	$—
Multi-family residential mortgages	—	—	—	—	9,678	9,678	—	—
Construction, commercial and other mortgages	—	—	—	—	25,335	25,335	—	—
Home equity loans and lines of credit	35	—	42	77	16,007	16,084	163	—
Loans on deposit accounts	—	—	—	—	310	310	—	—
Consumer and other	1	—	—	1	4,098	4,099	—	—

Total	$127	$945	$1,835	$2,907	$1,258,708	$1,261,615	$5,058	$—

December 31, 2015:
One- to four-family residential mortgages	$1,354	$—	$1,615	$2,969	$1,138,966	$1,141,935	$5,282	$—
Multi-family residential mortgages	—	—	—	—	9,810	9,810	—	—
Construction, commercial and other mortgages	—	—	—	—	19,175	19,175	—	—
Home equity loans and lines of credit	—	—	—	—	15,340	15,340	124	—
Loans on deposit accounts	—	—	—	—	304	304	—	—
Consumer and other	4	1	10	15	4,236	4,251	9	—

Total	$1,358	$1	$1,625	$2,984	$1,187,831	$1,190,815	$5,415	$—

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

The Company had 22 nonaccrual loans with a book value of $5.1 million at June 30, 2016 and 23 nonaccrual loans with a book value of $5.4 million as of December 31, 2015.  The Company collected interest on nonaccrual loans of $106,000 and $105,000 during the six months ended June 30, 2016 and 2015, respectively, but due to regulatory requirements, the Company recorded the interest as a reduction of principal.  The Company would have recognized additional interest income of $151,000 during each of the six months ended June 30, 2016 and 2015, had the loans been accruing interest.  The Company did not have any loans more than 90 days past due and still accruing interest as of June 30, 2016 and December 31, 2015.

There were no loans modified in a troubled debt restructuring during the six months ended June 30, 2016 or 2015.  There were no new troubled debt restructurings within the past 12 months that subsequently defaulted.

The Company had 15 troubled debt restructurings totaling $3.3 million as of June 30, 2016 that were considered to be impaired.  This total included 14 one- to four-family residential mortgage loans totaling $3.2 million and one home equity loan for $114,000.  Five of the loans, totaling $1.2 million, are performing in accordance with their restructured terms and accruing interest at June 30, 2016.  Nine of the loans, totaling $2.0 million, are performing in accordance with their restructured terms but not accruing interest at June 30, 2016. One of the loans, for $149,000, was more than 149 days delinquent and not accruing interest as of June 30, 2016.  The Company had 15 troubled debt restructurings totaling $3.4 million as of December 31, 2015 that were considered to be impaired.  This total included 14 one- to four-family residential mortgage loans totaling $3.3 million and one home equity loan for $120,000.  Four of the loans, totaling

$885,000, were performing in accordance with their restructured terms and accruing interest at December 31, 2015.  Nine of the loans, totaling $2.0 million, were performing in accordance with their restructured terms but not accruing interest at December 31, 2015.  One of the loans, for $318,000, was 59 days delinquent and accruing interest at December 31, 2015.  One of the loans, for $149,000, was more than 149 days delinquent and not accruing interest as of December 31, 2015.  Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers.  At June 30, 2016, we had no commitments to lend any additional funds to these borrowers.

The Company had no real estate owned as of June 30, 2016 or December 31, 2015.  There were five one- to four-family residential mortgage loans totaling $1.1 million in the process of foreclosure as of June 30, 2016, and four one- to four-family residential mortgage loans totaling $747,000 in the process of foreclosure as of December 31, 2015.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii.  Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the six months ended June 30, 2016 and 2015, the Company sold $24.1 million and $28.6 million, respectively, of mortgage loans held for sale and recognized gains of $190,000 and $239,000, respectively.  The Company had one loan held for sale of $353,000 at June 30, 2016 and six loans held for sale totaling $2.1 million at December 31, 2015.

The Company serviced loans for others of $46.8 million at June 30, 2016 and $51.8 million at December 31, 2015. Of these amounts, $2.7 million and $2.8 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at June 30, 2016 and December 31, 2015, respectively.  The amount of contractually specified servicing fees earned for the six-month periods ended June 30, 2016 and 2015 was $67,000 and $80,000, respectively.  The amount of contractually specified servicing fees earned for the three-month periods ended June 30, 2016 and 2015 was $33,000 and $39,000, respectively. The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

(7)      Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset.  Securities sold under agreements to repurchase are summarized as follows:

	June 30, 2016		December 31, 2015
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
1 year or less	$—	—%	$—	—%
Over 1 year to 2 years	25,000	1.46	25,000	1.46
Over 2 years to 3 years	20,000	1.66	—	—
Over 3 years to 4 years	10,000	1.65	25,000	1.66
Over 4 years to 5 years	—	—	5,000	1.65
Total	$55,000	1.57%	$55,000	1.57%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at June 30, 2016.  The amount at risk is the greater of the carrying value or fair value over the repurchase liability and refers to the potential loss to the Company if the secured lender fails to return the security at the maturity date of the agreement.  All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government-sponsored enterprises.  The repurchase liability cannot exceed 90% of the fair value of securities pledged.  In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity

Maturing:
Over 90 days	$61,983	$63,914	$55,000	$8,914	26

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
June 30, 2016:
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

The components of net periodic benefit cost were as follows:

	SERP		SERP
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Net periodic benefit cost for the period:
Service cost	$15	$21	$29	$42
Interest cost	33	31	66	62
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized actuarial loss	—	—	—	—
Recognized curtailment loss	—	—	—	—
Net periodic benefit cost	$48	$52	$95	$104

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company.  The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants.  As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity.  The shares committed to be released are considered outstanding for earnings per share computations.  Compensation expense recognized for the three months ended June 30, 2016 and 2015 amounted to $259,000 and $241,000, respectively.  Compensation expense recognized for the six months ended June 30, 2016 and 2015 amounted to $521,000 and $463,000, respectively.

Shares held by the ESOP trust were as follows:

	June 30,	December 31,
	2016	2015
Allocated shares	348,828	325,677
Unearned shares	611,659	636,125
Total ESOP shares	960,487	961,802
Fair value of unearned shares, in thousands	$16,191	$17,646

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula.  The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans.  We accrue for these benefits over the period during which employees provide services to earn these benefits.  For the three months ended June 30, 2016 and 2015, we accrued $45,000 and $40,000, respectively, for the ESOP restoration plan.  For the six months ended June 30, 2016 and 2015, we accrued $121,000 and $104,000, respectively, for the ESOP restoration plan.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Compensation expense	$661	$667	$1,323	$1,328
Income tax benefit	266	268	531	533

Shares of our common stock issued under the 2010 Equity Incentive Plan shall be authorized but unissued shares.  On May 26, 2016, the shareholders approved an amendment to the 2010 Equity Incentive Plan increasing the maximum number of shares which can be awarded under the plan by 150,000 shares to 1,862,637 shares.

Stock Options

The table below presents the stock option activity for the six months ended June 30, 2016 and 2015:

		Weighted		Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (years)	(in thousands)
Options outstanding at December 31, 2015	832,300	$17.42	4.70	$8,588
Granted	—	—	—	—
Exercised	61,340	17.36	4.24	539
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at June 30, 2016	770,960	$17.43	4.20	$6,972

Options outstanding at December 31, 2014	832,954	$17.38	5.68	$3,471
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at June 30, 2015	832,954	$17.38	5.18	$5,728

Options vested and exercisable at June 30, 2016	631,686	$17.38	4.18	$5,739

There were 45,070 stock options exercised during the three months ended June 30, 2016 and 61,340 stock options exercised during the six months ended June 30, 2016.  There were no stock options exercised during the three or six months ended June 30, 2015.

The following summarizes certain stock option activity of the Company:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Intrinsic value of stock options exercised	$400	$—	$539	$—
Proceeds received from stock options exercised	782	—	1,065	—
Tax benefits realized from stock options exercised	57	—	95	—
Total fair value of stock options that vested	—	—	—	—

During the six months ended June 30, 2016, we issued 9,797 shares of common stock in exchange for 28,800 stock options and 19,003 common shares.  Pursuant to the provisions of our equity incentive plan, optionees are permitted to use the value of our common stock they own in a stock swap transaction to pay the exercise price of stock options.

No stock options vested during the six months ended June 30, 2016 or 2015.

As of June 30, 2016, the Company had $128,000 of unrecognized compensation costs related to the stock option plan. The cost of the stock option plan is being amortized over the three-, five- or six-year vesting period.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant.  Unvested restricted stock awards may not be disposed of or transferred during the vesting period.  Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity:

		Weighted
		Average Grant
	Restricted	Date Fair
	Stock Awards	Value
Nonvested at December 31, 2015	114,542	$17.67
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2016	114,542	$17.67

Nonvested at December 31, 2014	226,733	$17.39
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2015	226,733	$17.39

As of June 30, 2016, the Company had $396,000 of unrecognized compensation costs related to restricted stock awards.  The cost of the restricted stock awards is being amortized over the three-, five- or six-year vesting period.

(12)    Earnings Per Share

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Net income	$4,037	$3,837	$7,821	$7,363

Weighted-average number of shares used in:
Basic earnings per share	9,059,515	9,053,383	9,047,217	9,086,865
Dilutive common stock equivalents:
Stock options and restricted stock units	285,747	254,605	276,215	227,911
Diluted earnings per share	9,345,262	9,307,988	9,323,432	9,314,776

Net income per common share, basic	$0.45	$0.42	$0.86	$0.81
Net income per common share, diluted	$0.43	$0.41	$0.84	$0.79

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

(13)    Other Comprehensive Loss

The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes:

		Noncredit
		Related
		Loss on
	Unfunded	Trust	Unrealized
	Pension	Preferred	Loss on
(Dollars in thousands)	Liability	Securities	Securities	Total
Three months ended June 30, 2016
Balances at beginning of period	$5,065	$145	$43	$5,253
Other comprehensive income, net of taxes	—	(44)	(4)	(48)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	—	(44)	(4)	(48)
Balances at end of period	$5,065	$101	$39	$5,205

Three months ended June 30, 2015
Balances at beginning of period	$5,032	$253	$63	$5,348
Other comprehensive loss (income), net of taxes	64	(77)	(7)	(20)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive loss (income)	64	(77)	(7)	(20)
Balances at end of period	$5,096	$176	$56	$5,328

Six months ended June 30, 2016
Balances at beginning of period	$5,044	$147	$45	$5,236
Other comprehensive loss (income), net of taxes	21	(46)	(6)	(31)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive loss (income)	21	(46)	(6)	(31)
Balances at end of period	$5,065	$101	$39	$5,205

Six months ended June 30, 2015
Balances at beginning of period	$5,032	$284	$72	$5,388
Other comprehensive loss (income), net of taxes	64	(108)	(16)	(60)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive loss (income)	64	(108)	(16)	(60)
Balances at end of period	$5,096	$176	$56	$5,328

The table below presents the tax effect on each component of accumulated other comprehensive loss:

	Three Months Ended June 30,
	2016			2015
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unfunded pension liability	$—	$—	$—	$106	$(42)	$64
Noncredit related loss on trust preferred securities	(73)	29	(44)	(128)	51	(77)
Unrealized loss on securities	(6)	2	(4)	(12)	5	(7)

Total	$(79)	$31	$(48)	$(34)	$14	$(20)

	Six Months Ended June 30,
	2016			2015
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unfunded pension liability	$—	$21	$21	$106	$(42)	$64
Noncredit related loss on trust preferred securities	(76)	30	(46)	(179)	71	(108)
Unrealized loss on securities	(10)	4	(6)	(27)	11	(16)

Total	$(86)	$55	$(31)	$(100)	$40	$(60)

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

The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.  The trust preferred securities market is considered to be inactive as only six transactions have occurred over the past 54 months in the same tranche of securities we own and no new issues of pooled trust preferred securities have occurred since 2007.  The fair value of our trust preferred securities was determined using a discounted cash flow model.  Our model used a discount rate equal to three-month LIBOR plus 20.00%.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2016
Assets
Cash and cash equivalents	$63,878	$63,878	$63,878	$—	$—
Investment securities held to maturity	455,991	474,058	—	473,066	992
Loans held for sale	353	370	—	370	—
Loans receivable, net	1,259,339	1,306,902	—	—	1,306,902
FHLB stock	4,945	4,945	—	4,945	—
FRB stock	3,062	3,062	—	3,062	—
Accrued interest receivable	4,812	4,812	6	1,205	3,601
Interest rate contracts	142	142	—	142	—

Liabilities
Deposits	1,469,754	1,471,549	—	1,244,651	226,898
Advances from the Federal Home Loan Bank	69,000	70,032	—	70,032	—
Securities sold under agreements to repurchase	55,000	55,808	—	55,808	—
Accrued interest payable	245	245	—	2	243
Interest rate contracts	111	111	—	111	—

December 31, 2015
Assets
Cash and cash equivalents	$65,919	$65,919	$65,919	$—	$—
Investment securities held to maturity	493,059	497,982	—	497,066	916
Loans held for sale	2,139	2,205	—	2,205	—
Loans receivable, net	1,188,649	1,208,300	—	—	1,208,300
FHLB stock	4,790	4,790	—	4,790	—
FRB stock	3,022	3,022	—	3,022	—
Accrued interest receivable	4,684	4,684	5	1,310	3,369
Interest rate contracts	71	71	—	71	—

Liabilities
Deposits	1,445,103	1,445,484	—	1,221,069	224,415
Advances from the Federal Home Loan Bank	69,000	69,191	—	69,191	—
Securities sold under agreements to repurchase	55,000	55,280	—	55,280	—
Accrued interest payable	237	237	—	—	237
Interest rate contracts	77	77	—	77	—

At June 30, 2016 and December 31, 2015, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

June 30, 2016
Interest rate contracts — assets	$—	$142	$—	$142
Interest rate contracts — liabilities	—	(111)	—	(111)

December 31, 2015
Interest rate contracts — assets	$—	$71	$—	$71
Interest rate contracts — liabilities	—	(77)	—	(77)

The fair value of interest rate contracts was determined by referring to prices quoted in the secondary market for similar contracts.

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015 and the related gains and losses for the six months ended June 30, 2016 and the year ended December 31, 2015:

					Total Gains
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	(Losses)

June 30, 2016
Trust preferred securities	$—	$—	$992	$992	$76
Mortgage servicing assets	—	—	341	341	(49)

December 31, 2015
Trust preferred securities	$—	$—	$916	$916	$226

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

The table below presents the significant unobservable inputs for Level 3 nonrecurring fair value measurements:

			Unobservable
(Dollars in thousands)	Fair Value	Valuation Technique	Input	Value

June 30, 2016:
Trust preferred securities	$992	Discounted cash flow	Discount rate	Three-month LIBOR plus 20.00%
Mortgage servicing assets	341	Discounted cash flow	Discount rate	10.50%
			Prepayment speed (PSA)	166.3 – 361.3
			Annual cost to service (per loan, in dollars)	$65
December 31, 2015:
Trust preferred securities	$916	Discounted cash flow	Discount rate	Three-month LIBOR plus 20.00%

(15)    Subsequent Events

On July 29, 2016, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.18 per share of common stock.  The dividend is expected to be paid on August 26, 2016 to stockholders of record as of August 12, 2016.

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

We have continued our focus on originating one- to four-family residential real estate loans.  Our emphasis on conservative loan underwriting has resulted in continued low levels of nonperforming assets. Our nonperforming assets totaled $5.1 million, or 0.27% of total assets at June 30, 2016, compared to $5.4 million, or 0.30% of total assets at December 31, 2015.  As of June 30, 2016, nonperforming assets consisted primarily of 20 mortgage loans totaling $5.1 million.  Our nonperforming loans and loss experience has enabled us to maintain a relatively low allowance for loan losses in relation to other peer institutions and correspondingly resulted in low levels of provisions for loan losses.  Our provisions for loan losses were $112,000 and $295,000 for the six months ended June 30, 2016 and 2015, respectively.

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

Our operations in recent years have been affected by our efforts to manage our interest rate risk position.  For the six months ended June 30, 2016, we sold $24.1 million of fixed-rate mortgage loans while long-term, fixed-rate borrowings remained constant.  For the six months ended June 30, 2015, we sold $28.6 million of fixed rate mortgage loans and obtained $30 million of long-tem, fixed-rate borrowings.

Our investments in mortgage-backed securities and collateralized mortgage obligations have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  These agencies guarantee the payment of principal and interest on our mortgage-backed securities.  We do not own any preferred stock issued by Fannie Mae or Freddie Mac.  As of June 30, 2016, our borrowing capacity at the Federal Home Loan Bank was $578.5 million compared to $555.1 million at December 31, 2015.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

Assets.  At June 30, 2016, our assets were $1.851 billion, an increase of $29.8 million, or 1.6%, from $1.821 billion at December 31, 2015.  The increase in assets was primarily the result of a $68.9 million increase in loans receivable and loans held for sale, which was partially offset by a $37.1 million decrease in investment securities.

Cash and Cash Equivalents.  Cash and cash equivalents were $63.9 million at June 30, 2016, a decrease of $2.0 million since December 31, 2015.  The decrease in cash and cash equivalents was primarily caused by funding a $68.9 million increase in total loans and the payment of $3.3 million of common stock dividends.  These decreases were offset by a $24.7 million increase in deposits, a $37.1 million decrease in investment securities and $7.8 million of net income.

Loans.  Total loans, including $353,000 of loans held for sale, were $1.260 billion at June 30, 2016, or 68.1% of total assets.  During the six months ended June 30, 2016, the loan portfolio, including loans held for sale, increased by $68.9 million, or 5.8%.  The increase in the loan portfolio primarily occurred as the production of new one- to four-family residential loans exceeded principal repayments and loan sales.

Securities.  At June 30, 2016, our securities portfolio totaled $456.0 million, or 24.6% of total assets.  During the six months ended June 30, 2016, the securities portfolio decreased by $37.1 million, or 7.5%.  The decrease in the securities portfolio occurred as repayments and sales exceeded the amount of securities purchased.

At June 30, 2016, all of such securities were classified as held-to-maturity and none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans.

At June 30, 2016, we owned a trust preferred security with an amortized cost of $992,000.  This security represents an investment in a pool of debt obligations primarily issued by holding companies of Federal Deposit Insurance Corporation-insured financial institutions.

The trust preferred securities market is considered to be inactive as only six transactions have occurred over the past 54 months in the same tranche of securities we own and no new issues of pooled trust preferred securities have occurred since 2007.  We use a discounted cash flow model to determine whether this security is other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on our review, our investment in the trust preferred security did not incur additional impairment during the six months ended June 30, 2016.

It is reasonably possible that the fair value of the trust preferred security could decline in the near term if the overall economy and the financial condition of some of the issuers deteriorate further and the liquidity of this security remains low.  As a result, there is a risk that our remaining cost basis of $1.1 million on the trust preferred security could be credit-related other-than-temporarily impaired in the near term.  The impairment, if any, could be material to our consolidated statements of income.

Deposits.  Deposits were $1.470 billion at June 30, 2016, an increase of $24.7 million, or 1.7%, since December 31, 2015.  The growth in deposits was primarily due to increases of $16.5 million in savings accounts and $4.4 million in non-interest bearing checking accounts during the six months ended June 30, 2016.

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank and funds borrowed under securities sold under agreements to repurchase.  During the six months ended June 30, 2016, total borrowings remained constant at $124.0 million.  We have not required any other borrowings to fund our operations.  Instead, we have primarily funded our operations with additional deposits, proceeds from loan sales and principal repayments on loans and mortgage-backed securities.

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
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,187,545	$12,027	4.05%	$1,023,897	$10,706	4.18%
Multi-family residential	9,720	113	4.65	9,818	115	4.69
Construction, commercial and other	23,971	275	4.59	17,891	203	4.54
Home equity loans and lines of credit	15,798	171	4.33	16,125	182	4.51
Other loans	4,445	61	5.49	4,349	60	5.52
Total loans	1,241,479	12,647	4.07	1,072,080	11,266	4.20
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	468,948	3,750	3.20	539,712	4,274	3.17
Trust preferred securities	920	—	—	744	—	—
Total securities	469,868	3,750	3.19	540,456	4,274	3.16
Other	75,154	146	0.78	54,082	70	0.52
Total interest-earning assets	1,786,501	16,543	3.70	1,666,618	15,610	3.75
Non-interest-earning assets	68,708			66,135
Total assets	$1,855,209			$1,732,753

Interest-bearing liabilities:
Savings accounts	$1,016,115	1,033	0.41%	$958,379	892	0.37%
Certificates of deposit	231,944	426	0.73	219,437	253	0.46
Money market accounts	2,208	2	0.36	876	1	0.46
Checking and Super NOW accounts	172,785	9	0.02	154,842	8	0.02
Total interest-bearing deposits	1,423,052	1,470	0.41	1,333,534	1,154	0.35
Federal Home Loan Bank advances	69,000	256	1.48	41,615	157	1.51
Securities sold under agreements to repurchase	55,000	218	1.59	60,001	243	1.62
Total interest-bearing liabilities	1,547,052	1,944	0.50	1,435,150	1,554	0.43
Non-interest-bearing liabilities	82,089			79,547
Total liabilities	1,629,141			1,514,697
Stockholders’ equity	226,068			218,056
Total liabilities and stockholders’ equity	$1,855,209			$1,732,753

Net interest income		$14,599			$14,056
Net interest rate spread (3)			3.20%			3.32%
Net interest-earning assets (4)	$239,449			$231,468
Net interest margin (5)			3.27%			3.37%
Interest-earning assets to interest-bearing liabilities	115.48%			116.13%

(1)	Annualized.
(2)	Average balance includes loans or investments available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2016			2015
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,171,385	$23,807	4.06%	$988,225	$20,806	4.21%
Multi-family residential	9,754	228	4.68	9,496	227	4.78
Construction, commercial and other	22,354	517	4.63	18,617	427	4.59
Home equity loans and lines of credit	15,657	335	4.28	16,018	373	4.66
Other loans	4,488	121	5.39	4,374	119	5.44
Total loans	1,223,638	25,008	4.09	1,036,730	21,952	4.23
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	477,638	7,625	3.19	551,452	8,797	3.19
Trust preferred securities	918	—	—	717	—	—
Total securities	478,556	7,625	3.19	552,169	8,797	3.19
Other	74,183	290	0.78	64,149	149	0.46
Total interest-earning assets	1,776,377	32,923	3.71	1,653,048	30,898	3.74
Non-interest-earning assets	68,608			66,409
Total assets	$1,844,985			$1,719,457

Interest-bearing liabilities:
Savings accounts	$1,012,577	2,057	0.41%	$955,967	1,758	0.37%
Certificates of deposit	231,192	799	0.69	220,808	513	0.46
Money market accounts	1,978	4	0.40	856	1	0.23
Checking and Super NOW accounts	169,855	18	0.02	152,007	16	0.02
Total interest-bearing deposits	1,415,602	2,878	0.41	1,329,638	2,288	0.34
Federal Home Loan Bank advances	69,000	513	1.49	30,105	227	1.51
Securities sold under agreements to repurchase	55,000	436	1.59	64,945	555	1.71
Total interest-bearing liabilities	1,539,602	3,827	0.50	1,424,688	3,070	0.43
Non-interest-bearing liabilities	81,072			77,258
Total liabilities	1,620,674			1,501,946
Stockholders’ equity	224,311			217,511
Total liabilities and stockholders’ equity	$1,844,985			$1,719,457

Net interest income		$29,096			$27,828
Net interest rate spread (3)			3.21%			3.31%
Net interest-earning assets (4)	$236,775			$228,360
Net interest margin (5)			3.28%			3.37%
Interest-earning assets to interest-bearing liabilities	115.38%			116.03%

(1)	Annualized.
(2)	Average balance includes loans or investments available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015

General.  Net income increased by $200,000, or 5.2%, from $3.8 million for the three months ended June 30, 2015 to $4.0 million for the three months ended June 30, 2016.  The increase in net income was primarily due to a $933,000 increase in interest and dividend income.  This was partially offset by a $390,000 increase in interest expense, a $145,000 increase in noninterest expense, a $114,000 decrease in noninterest income and a $101,000 increase in income taxes.

Net Interest Income.  Net interest income increased by $543,000, or 3.9%, to $14.6 million for the three months ended June 30, 2016 compared to $14.1 million for the three months ended June 30, 2015.  Interest and dividend income increased by $933,000, or 6.0%, due to a $119.9 million increase in the average balance of interest-earning assets.  This was offset by a five basis point decrease in the average yield on interest-earning assets.  Interest expense increased by $390,000, or 25.1%, due to a $111.9 million increase in the average balance of interest-bearing liabilities and a seven basis point increase in the average cost of interest-bearing liabilities. The interest rate spread and net interest margin were 3.20% and 3.27%, respectively, for the three months ended June 30, 2016, compared to 3.32% and 3.37%, respectively, for the three months ended June 30, 2015.  The decrease in the interest rate spread and in the net interest margin can be attributed to a five basis point decrease in the yield on interest-earning assets and a seven basis point increase in the cost of interest-bearing liabilities.  The decrease in the yield on interest-earning assets is primarily due to the payoff of higher-yielding mortgage loans and the addition of new loans with lower interest rates to the loan portfolio.  The increase in the cost of interest-bearing liabilities is primarily due to a four basis point increase in savings accounts and a 27 basis point increase in the cost of certificates of deposits as new deposits with higher interest rates were acquired.

Interest and Dividend Income.  Interest and dividend income increased by $933,000, or 6.0%, to $16.5 million for the three months ended June 30, 2016 from $15.6 million for the three months ended June 30, 2015.  Interest income on loans increased by $1.4 million, or 12.3%, to $12.6 million for the three months ended June 30, 2016 from $11.3 million for the three months ended June 30, 2015.  The increase in interest income on loans occurred because the average balance of loans grew by $169.4 million, or 15.8%, as new loan originations exceeded loan repayments and loan sales. The increase in interest income that occurred because of growth in the loan portfolio was partially offset by a 13 basis point decline in the average loan yield to 4.07% for the three months ended June 30, 2016.  The decline in the average yield on loans occurred because of repayments on higher-yielding loans and additions of new loans with lower yields to the loan portfolio.  Interest income on investment securities decreased by $524,000, or 12.3%, to $3.8 million for the three months ended June 30, 2016 from $4.3 million for the three months ended June 30, 2015.  The decrease in interest income on securities occurred because of a $70.6 million decrease in the average securities balance, which was offset by a three basis point increase in the average securities yield.

Interest Expense.  Interest expense increased by $390,000, or 25.1%, to $1.9 million for the three months ended June 30, 2016.  Interest expense on deposits increased by $316,000, or 27.4%, from $1.2 million for the three months ended June 30, 2015 to $1.5 million for the three months ended June 30, 2016. The increase in interest expense on deposits is due to an increase in the average outstanding balance and the average rate paid on deposits. The average outstanding balance of deposits increased by $89.5 million, or 6.7%, to $1.423 billion for the three months ended June 30, 2016 compared to $1.334 billion for the three months ended June 30, 2015.  The average interest rate on deposits increased to 0.41% from 0.35% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Interest expense on FHLB advances increased by $99,000, or 63.1%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  The increase was primarily due to a $27.4 million, or 65.8%, increase in the average balance of FHLB advances.  This was partially offset by a three basis point decrease in the average interest rate to 1.48% for the three months ended June 30, 2016 compared to 1.51% for the three months ended June 30, 2015.  Additional advances were obtained to extend the maturity of liabilities and reduce interest rate risk.  Interest expense on securities sold under agreements to repurchase decreased by $25,000, or 10.3%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  The decrease was caused by a $5.0 million, or 8.3%, decrease in the average outstanding balance of securities sold under agreements to repurchase.  The decrease in the average balance was augmented by a three basis point decrease in the average interest rate to 1.59% for the three months ended June 30, 2016 from 1.62% for the three months ended June 30, 2015.  The decline in the average balance and interest rate of securities sold under agreements to repurchase occurred as we paid off matured borrowings with higher interest rates.

Provision for Loan Losses.  We recorded provisions for loan losses of $84,000 and $101,000 for the three months ended June 30, 2016 and 2015, respectively.  The provisions for loan losses included net recoveries of $9,000 and $21,000 for the three months ended June 30, 2016 and 2015, respectively.  The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.18% at June 30, 2016 and 2015.  Nonaccrual loans totaled $5.1 million at June 30, 2016, or 0.40% of total loans at that date, compared to $5.2 million of nonaccrual loans at June 30, 2015, or 0.47% of total loans at that date.  Nonaccrual loans as of June 30, 2016 and 2015 consisted primarily of one- to four-family residential real estate loans.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2016 and 2015.  For additional information see note (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income.  The following table summarizes changes in noninterest income between the three months ended June 30, 2016 and 2015.

	Three Months Ended
	June 30,		Change
	2016	2015	$ Change	% Change
		(Dollars in thousands)

Service fees on loan and deposit accounts	$473	$527	$(54)	(10.2)%
Income on bank-owned life insurance	240	256	(16)	(6.3)%
Gain on sale of investment securities	190	240	(50)	(20.8)%
Gain on sale of loans	129	110	19	17.3%
Other	102	115	(13)	(11.3)%
Total	$1,134	$1,248	$(114)	(9.1)%

Noninterest income decreased by $114,000 for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  During the three months ended June 30, 2016 and 2015, we received proceeds of $3.1 million and $2.4 million, respectively, from the sale of $2.9 million and $2.3 million, respectively, of held-to-maturity mortgage-backed securities, resulting in gross realized gains of $190,000 and $179,000 respectively. The sale of these mortgage-backed securities, for which we had already collected a substantial portion of the original purchased principal (at least 85%), is in accordance with the Investments — Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of intent to hold remaining securities in the held-to-maturity portfolio to maturity.  In addition, during the three months ended June 30, 2015, we sold a trust preferred security that was previously written off and recognized a gain of $61,000.  During the three months ended June 30, 2016 and 2015, we sold $13.2 million and $15.3 million, respectively, of mortgage loans held for sale and recognized gains of $129,000 and $110,000, respectively.  Service fees decreased by $54,000 primarily due to a decrease in returned item fees, which was offset by an increase in broker fee income.

Noninterest Expense.  The following table summarizes changes in noninterest expense between the three months ended June 30, 2016 and 2015.

	Three Months Ended
	June 30,		Change
	2016	2015	$ Change	% Change
		(Dollars in thousands)

Salaries and employee benefits	$5,256	$5,064	$192	3.8%
Occupancy	1,433	1,428	5	0.4%
Equipment	912	953	(41)	(4.3)%
Federal deposit insurance premiums	227	211	16	7.6%
Other general and administrative expenses	1,160	1,187	(27)	(2.3)%
Total	$8,988	$8,843	$145	1.6%

Noninterest expense rose by $145,000 for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Salaries and employee benefits expense increased by $192,000 to $5.3 million for the three months ended June 30, 2016 from $5.1 million for the three months ended June 30, 2015.  The increase in salaries and employee benefits was primarily due to a bank-wide budgeted salary increase of approximately 3.0%, which was effective July 1, 2015, the hiring of additional staff to handle the additional workload associated with an increase in regulatory requirements and a decrease in the credit to compensation expense as new loan originations decreased.  The Receivables topic of FASB ASC allows financial institutions to take a credit against compensation expense for the direct cost of originating new loans. These increases were partially offset by a decrease in loan officer compensation, primarily because of the decrease in new loan originations.  The decrease in equipment expense is primarily due to a decrease in data processing expense.

Income Tax Expense.  Income taxes were $2.6 million for the three months ended June 30, 2016, reflecting an effective tax rate of 39.4%, compared to $2.5 million for the three months ended June 30, 2015, reflecting an effective tax rate of 39.7%.

Comparison of Operating Results for the Six Months Ended June 30, 2016 and 2015

General.  Net income increased by $458,000, or 6.2%, from $7.4 million for the six months ended June 30, 2015 to $7.8 million for the six months ended June 30, 2016.  The increase in net income was due to a $2.0 million increase in interest and dividend income and a $183,000 decrease in loan loss provisions that was partially offset by a $757,000 increase in interest expense, a $474,000 decrease in noninterest income, a $300,000 increase in noninterest expense and a $219,000 increase in income taxes.

Net Interest Income.  Net interest income increased by $1.3 million, or 4.6%, to $29.1 million for the six months ended June 30, 2016 compared to $27.8 million for the six months ended June 30, 2015.  Interest and dividend income increased by $2.0 million, or 6.6%, due to a $123.3 million increase in the average balance of interest-earning assets.  This was offset by a three basis point decrease in the average yield on interest-earning assets.  Interest expense increased by $757,000, or 24.7%, due to a $114.9 million increase in the average balance of interest-bearing liabilities and a seven basis point increase in the average cost of interest-bearing liabilities. The interest rate spread and net interest margin were 3.21% and 3.28%, respectively, for the six months ended June 30, 2016, compared to 3.31% and 3.37%, respectively, for the six months ended June 30, 2015.  The decrease in the interest rate spread and in the net interest margin can be attributed to a three basis point decrease in the yield on interest-earning assets and a seven basis point increase in the cost of interest-bearing liabilities.  The decrease in the yield on interest-earning assets is primarily due to the payoff of higher yielding mortgage loans and the addition of new loans with lower interest rates to the loan portfolio.  The increase in the cost of interest-bearing liabilities is primarily due to a four basis point increase in the cost of savings accounts and a 23 basis point increase in the cost of certificates of deposit which occurred as new accounts with higher interest rates were acquired.

Interest and Dividend Income.  Interest and dividend income increased by $2.0 million, or 6.6%, to $32.9 million for the six months ended June 30, 2016 from $30.9 million for the six months ended June 30, 2015.  Interest income on loans increased by $3.1 million, or 13.9%, to $25.0 million for the six months ended June 30, 2016 from $22.0 million for the six months ended June 30, 2015.  The increase in interest income on loans occurred because the average balance of loans grew by $186.9 million, or 18.0%, as new loan originations exceeded loan repayments and loan sales. The increase in interest income that occurred because of growth in the loan portfolio was partially offset by a 14 basis point decline in the average loan yield to 4.09% for the six months ended June 30, 2016.  The decline in the average yield on loans occurred because of repayments on higher-yielding loans and additions of new loans with lower yields to the loan portfolio.  Interest income on investment securities decreased by $1.2 million, or 13.3%, to $7.6 million for the six months ended June 30, 2016 from $8.8 million for the six months ended June 30, 2015.  The decrease in interest income on securities occurred because of a $73.6 million decrease in the average securities balance.

Interest Expense.  Interest expense increased by $757,000, or 24.7%, to $3.8 million for the six months ended June 30, 2016.  Interest expense on deposits increased by $590,000, or 25.8%, from $2.3 million for the six months ended June 30, 2015 to $2.9 million for the six months ended June 30, 2016. The increase in interest expense on deposits is due to an increase in the average outstanding balance and the average rate paid on deposits. The average outstanding balance of deposits increased by $86.0 million, or 6.5%, to $1.416 billion for the six months ended June 30, 2016 compared to $1.330 billion for the six months ended June 30, 2015.  The average interest rate paid on deposits increased to 0.41% from 0.34% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Interest expense on FHLB advances increased by $286,000, or 126.0%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  The increase was primarily due to a $38.9 million, or 129.2%, increase in the average balance of FHLB advances.  This was partially offset by a two basis point decrease in the average interest rate to 1.49% for the six months ended June 30, 2016 compared to 1.51% for the six months ended June 30, 2015.  Additional advances were obtained to extend the maturity of liabilities and reduce interest rate risk.  Interest expense on securities sold under agreements to repurchase decreased by $119,000, or 21.4%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  The decrease was caused by a $9.9 million, or 15.3%, decrease in the average outstanding balance of securities sold under agreements to repurchase.  The decrease in the average balance was augmented by a 12 basis point decrease in the average interest rate to 1.59% for the six months ended June 30, 2016 from 1.71% for the six months ended June 30, 2015.  The decline in the average balance and interest rate of securities sold under agreements to repurchase occurred as matured borrowings with higher interest rates were paid off.

Provision for Loan Losses.  We recorded provisions for loan losses of $112,000 and $295,000 for the six months ended June 30, 2016 and 2015, respectively.  The provisions for loan losses included net charge-offs of $2,000 for the six months ended June 30, 2016 and net recoveries of $8,000 for the six months ended June 30, 2015.  The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.18% at June 30, 2016 and 2015.  Nonaccrual loans totaled $5.1 million at June 30, 2016, or 0.40% of total loans at that date, compared to $5.2 million of nonaccrual loans at June 30, 2015, or 0.47% of total loans at that date.  Nonaccrual loans as of June 30, 2016 and 2015 consisted primarily of one- to four-family residential real estate loans.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2016 and 2015.  For additional information see note (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income.  The following table summarizes changes in noninterest income between the six months ended June 30, 2016 and 2015.

	Six Months Ended
	June 30,		Change
	2016	2015	$ Change	% Change
		(Dollars in thousands)

Service fees on loan and deposit accounts	$929	$987	$(58)	(5.9)%
Income on bank-owned life insurance	487	511	(24)	(4.7)%
Gain on sale of investment securities	190	476	(286)	(60.1)%
Gain on sale of loans	190	239	(49)	(20.5)%
Other	224	281	(57)	(20.3)%
Total	$2,020	$2,494	$(474)	(19.0)%

Noninterest income decreased by $474,000 for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  During the six months ended June 30, 2016 and 2015, we received proceeds of $3.1 million and $5.0 million, respectively, from the sale of $2.9 million and $4.6 million, respectively, of held-to-maturity mortgage-backed securities, resulting in gross realized gains of $190,000 and $415,000 respectively. The sale of these mortgage-backed securities, for which we had already collected a substantial portion of the original purchased principal (at least 85%), is in accordance with the Investments — Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of intent to hold remaining securities in the held-to-maturity portfolio to maturity.  In addition, during the six months ended June 30, 2015, we sold a trust preferred security that was previously written off and recognized a gain of $61,000.  During the six months ended June 30, 2016 and 2015, we sold $24.1 million and $28.6 million, respectively, of mortgage loans held for sale and recognized gains of $190,000 and $239,000, respectively.  Service fees decreased by $58,000 primarily due to a decrease in returned item fees, which was offset by an increase in broker fee income.

Noninterest Expense.  The following table summarizes changes in noninterest expense between the six months ended June 30, 2016 and 2015.

	Six Months Ended
	June 30,		Change
	2016	2015	$ Change	% Change
		(Dollars in thousands)

Salaries and employee benefits	$10,682	$10,163	$519	5.1%
Occupancy	2,853	2,865	(12)	(0.4)%
Equipment	1,818	1,898	(80)	(4.2)%
Federal deposit insurance premiums	452	420	32	7.6%
Other general and administrative expenses	2,242	2,401	(159)	(6.6)%
Total	$18,047	$17,747	$300	1.7%

Noninterest expense rose by $300,000 for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Salaries and employee benefits expense increased by $519,000 to $10.7 million for the six months ended June 30, 2016 from $10.2 million for the six months ended June 30, 2015.  The increase in salaries and employee benefits was primarily due to a bank-wide budgeted salary increase of approximately 3.0%, which was effective July 1, 2015, the hiring of additional staff to handle the additional workload associated with an increase in regulatory requirements and a decrease in the credit to compensation expense as new loan originations decreased.  The Receivables topic of FASB ASC allows financial institutions to take a credit against compensation expense for the direct cost of originating new loans. These increases were partially offset by a decrease in loan officer compensation, primarily because of the decrease in new loan originations.  The decrease in other general and administrative expenses is primarily due to a reduction in accounting and auditing expenses and in the loss provisions for undrawn lines of credit.

Income Tax Expense.  Income taxes were $5.1 million for the six months ended June 30, 2016, reflecting an effective tax rate of 39.6%, compared to $4.9 million for the six months ended June 30, 2015, reflecting an effective tax rate of 40.0%.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan repayments, advances from the Federal Home Loan Bank, securities sold under agreements to repurchase, proceeds from loan sales and principal repayments on securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Chief Financial Officer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2016.

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

Our most liquid asset is cash.  The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period.  At June 30, 2016, our cash and cash equivalents totaled $63.9 million. On that date, we had $55.0 million in securities sold under agreements to repurchase outstanding and $69.0 million of Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $578.5 million under Federal Home Loan Bank advances.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2016, we had $34.6 million in loan commitments outstanding, most of which were for fixed-rate loans, and had $26.6 million in unused lines of credit to borrowers.  Certificates of deposit due within one year at June 30, 2016 totaled $153.9 million, or 10.5% of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2017.  We believe, however, based on past experience, that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the six months ended June 30, 2016 and 2015, we originated $166.5 million and $248.9 million of loans, respectively, and purchased $1.2 million and $6.7 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances, securities sold under agreements to repurchase, stock repurchases and dividend payments.  We experienced net increases in deposits of $24.7 million and $13.7 million for the six months ended June 30, 2016 and 2015, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provide an additional source of funds.  Federal Home Loan Bank advances remained constant at $69.0 million during the six months ended June 30, 2016.  We had the ability to borrow up to an additional $578.5 million and $555.1 million from the Federal Home Loan Bank as of June 30, 2016 and December 31, 2015, respectively.  We also utilize securities sold under agreements to repurchase as another borrowing source.  Securities sold under agreements to repurchase remained constant at $55.0 million for the six months ended June 30, 2016.

Territorial Bancorp Inc. is a separate legal entity from Territorial Savings Bank and must provide for its own liquidity to pay dividends, repurchase shares of its common stock and for other corporate purposes.  Territorial Bancorp Inc.’s primary source of liquidity is dividend payments from Territorial Savings Bank.  The ability of Territorial Savings Bank to pay dividends to Territorial Bancorp Inc. is subject to regulatory requirements.  At June 30, 2016, Territorial Bancorp Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $12.8 million.

Territorial Savings Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  On July 10, 2014, Territorial Savings Bank became a member of the Federal Reserve System.  The Federal Reserve requires that Territorial Savings Bank maintain a Tier 1 Leverage Capital ratio of 9.0% for three years as a condition of membership.  Effective January 1, 2015, the well capitalized threshold for Tier 1 risk-based capital was increased from 6.0% to 8.0% and a new capital standard, common equity tier 1 risk-based capital, was implemented with a 6.5% ratio requirement for a financial institution to be considered well capitalized.  Additionally, effective January 1, 2015, consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions became applicable to savings and loan holding companies over $1.0 billion in assets, such as the Company.  The capital requirements become fully-phased in on January 1, 2019.  At June 30, 2016, Territorial Savings Bank and the Company exceeded all of the fully-phased in regulatory capital requirements and are considered to be “well capitalized” under regulatory guidelines.  The tables below present the fully-phased in capital required to be considered “well-capitalized” as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for Territorial Savings Bank and the Company at June 30, 2016 and December 31, 2015:

(Dollars in thousands)	Required Ratio	Actual Amount	Actual Ratio
June 30, 2016:
Tier 1 Leverage Capital
Territorial Savings Bank (1)	9.00%	$217,473	11.75%
Territorial Bancorp Inc.	5.00%	$230,922	12.48%
Common Equity Tier 1 Risk-Based Capital (2)
Territorial Savings Bank	9.00%	$217,473	26.06%
Territorial Bancorp Inc.	9.00%	$230,922	27.66%
Tier 1 Risk-Based Capital (2)
Territorial Savings Bank	10.50%	$217,473	26.06%
Territorial Bancorp Inc.	10.50%	$230,922	27.66%
Total Risk-Based Capital (2)
Territorial Savings Bank	12.50%	$219,840	26.34%
Territorial Bancorp Inc.	12.50%	$233,289	27.94%

December 31, 2015:
Tier 1 Leverage Capital
Territorial Savings Bank (1)	9.00%	$208,009	11.49%
Territorial Bancorp Inc.	5.00%	$224,877	12.42%
Common Equity Tier 1 Risk-Based Capital (2)
Territorial Savings Bank	9.00%	$208,009	25.79%
Territorial Bancorp Inc.	9.00%	$224,877	27.88%
Tier 1 Risk-Based Capital (2)
Territorial Savings Bank	10.50%	$208,009	25.79%
Territorial Bancorp Inc.	10.50%	$224,877	27.88%
Total Risk-Based Capital (2)
Territorial Savings Bank	12.50%	$210,287	26.07%
Territorial Bancorp Inc.	12.50%	$227,155	28.16%

(1)	As a condition of membership in the Federal Reserve System, Territorial Savings Bank is required to maintain a Tier 1 Leverage Capital ratio of 9.00% for three years beginning on July 10, 2014.
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

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.  Except for an increase of $1.1 million in certificates of deposit and an increase of $8.1 million in loan commitments between December 31, 2015 and June 30, 2016, there have not been any material changes in contractual obligations and funding needs since December 31, 2015.

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

The following table presents our internal calculations of the estimated changes in our EVE as of March 31, 2016 that would result from the designated instantaneous changes in the interest rate yield curve.

					Increase
					(Decrease) in
		Estimated		EVE Ratio as a	EVE Ratio as a
Change in		Increase		Percent of	Percent of
Interest Rates	Estimated EVE	(Decrease) in	Percentage	Present Value	Present Value of
(bp) (1)	(2)	EVE	Change in EVE	of Assets (3)(4)	Assets (3)(4)
(Dollars in thousands)

+400	$200,904	$(28,406)	(12.39)%	11.03%	(1.20)%
+300	$221,290	$(8,020)	(3.50)%	11.97%	(0.26)%
+200	$238,514	$9,204	4.01%	12.74%	0.51%
+100	$245,573	$16,263	7.09%	13.03%	0.80%
0	$229,310	$—	—%	12.23%	—%
-100	$173,293	$(56,017)	(24.43)%	9.50%	(2.73)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Interest rates on Freddie Mac mortgage-backed securities declined by approximately 23 basis points between March 31, 2016 and June 30, 2016.  The decrease in interest rates has likely increased our EVE.  However, we do not believe that the increase in EVE is material.

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

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2016. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for Territorial Bancorp Inc. and Territorial Savings Bank for our first fiscal year after December 15, 2019.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.  Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)             Not applicable.

(b)             Not applicable.

(c)             Stock Repurchases.  The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended June 30, 2016

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
		Average Price	Part of Publicly	be Purchased Under
	Total Number of	Paid per	Announced Plans or	the Plans or
Period	Shares Purchased (1)	Share	Programs	Programs (2)
April 1, 2016 through April 30, 2016	2,000	$25.06	2,000	273,000
May 1, 2016 through May 31, 2016	—	—	—	—
June 1, 2016 through June 30, 2016	55,903	26.11	36,900	225,600

Total	57,903	$26.08	38,900	225,600

______________________________

(1)	Includes shares repurchased by the Company to pay the exercise price in connection with a stock swap transaction related to the exercise of stock options.
(2)

On March 7, 2016, our Board of Directors authorized the repurchase of up to 275,000 shares of our common stock.  This repurchase authorization expires on August 24, 2016.  On June 9, 2016, this repurchase agreement was amended and the new maximum number of shares allowed to be repurchased decreased to 262,500 shares.  We have entered into a Rule 10b5-1 plan with respect to our stock repurchase plan.

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

TERRITORIAL BANCORP INC.
(Registrant)

Date: August 8, 2016	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and
Chief Executive Officer

Date: August 8, 2016	/s/ Melvin M. Miyamoto
Melvin M. Miyamoto
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1 31.1

First amendment to Territorial Bancorp Inc.2010 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 20, 2016 (File No. 001-34403)).

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