Form 10-Q
period 2016-09-30
Territorial Bancorp Inc.
filed 2016-11-08
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 9,764,169 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of October 31, 2016.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	September 30,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$40,503	$65,919
Investment securities held to maturity, at amortized cost (fair value of $449,146 and $497,982 at September 30, 2016 and December 31, 2015, respectively)	432,142	493,059
Loans held for sale	2,048	2,139
Loans receivable, net	1,302,343	1,188,649
Federal Home Loan Bank stock, at cost	4,945	4,790
Federal Reserve Bank stock, at cost	3,081	3,022
Accrued interest receivable	4,752	4,684
Premises and equipment, net	4,207	4,903
Bank-owned life insurance	43,055	42,328
Current taxes receivable	737	—
Deferred income tax assets, net	8,250	9,378
Prepaid expenses and other assets	2,586	2,270
Total assets	$1,848,649	$1,821,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,464,479	$1,445,103
Advances from the Federal Home Loan Bank	69,000	69,000
Securities sold under agreements to repurchase	55,000	55,000
Accounts payable and accrued expenses	26,805	25,178
Current taxes payable	1,651	2,095
Advance payments by borrowers for taxes and insurance	3,296	5,124
Total liabilities	1,620,231	1,601,500

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 9,764,169 and 9,659,685 shares at September 30, 2016 and December 31, 2015, respectively	97	96
Additional paid-in capital	71,400	70,118
Unearned ESOP shares	(5,994)	(6,361)
Retained earnings	168,071	161,024
Accumulated other comprehensive loss	(5,156)	(5,236)
Total stockholders’ equity	228,418	219,641
Total liabilities and stockholders’ equity	$1,848,649	$1,821,141

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest and dividend income:
Loans	$13,052	$11,809	$38,060	$33,761
Investment securities	3,496	4,098	11,121	12,895
Other investments	121	64	411	213
Total interest and dividend income	16,669	15,971	49,592	46,869

Interest expense:
Deposits	1,485	1,198	4,363	3,486
Advances from the Federal Home Loan Bank	259	211	772	438
Securities sold under agreements to repurchase	220	221	656	776
Total interest expense	1,964	1,630	5,791	4,700

Net interest income	14,705	14,341	43,801	42,169
Provision for loan losses	107	71	219	366

Net interest income after provision for loan losses	14,598	14,270	43,582	41,803

Noninterest income:
Service fees on loan and deposit accounts	493	590	1,422	1,577
Income on bank-owned life insurance	240	259	727	770
Gain on sale of investment securities	60	—	250	476
Gain on sale of loans	114	201	304	440
Other	96	138	320	419
Total noninterest income	1,003	1,188	3,023	3,682

Noninterest expense:
Salaries and employee benefits	5,265	5,596	15,947	15,759
Occupancy	1,432	1,483	4,285	4,348
Equipment	865	1,025	2,683	2,923
Federal deposit insurance premiums	144	214	596	634
Other general and administrative expenses	939	1,048	3,181	3,449
Total noninterest expense	8,645	9,366	26,692	27,113

Income before income taxes	6,956	6,092	19,913	18,372
Income taxes	2,792	2,406	7,928	7,323
Net income	$4,164	$3,686	$11,985	$11,049

Basic earnings per share	$0.46	$0.41	$1.32	$1.22
Diluted earnings per share	$0.45	$0.40	$1.29	$1.19
Cash dividends declared per common share	$0.18	$0.17	$0.54	$0.49
Basic weighted-average shares outstanding	9,102,837	9,085,725	9,065,892	9,086,481
Diluted weighted-average shares outstanding	9,325,506	9,301,500	9,280,260	9,250,835

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$4,164	$3,686	$11,985	$11,049

Change in unfunded pension liability	—	—	(21)	(64)
Change in unrealized loss on securities	4	8	10	24
Change in noncredit related loss on trust preferred securities	45	(7)	91	101
Other comprehensive income, net of tax	49	1	80	61
Comprehensive income	$4,213	$3,687	$12,065	$11,110

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity
Balances at December 31, 2014	$99	$75,229	$(6,851)	$153,289	$(5,388)	$216,378

Net income	—	—	—	11,049	—	11,049
Other comprehensive income	—	—	—	—	61	61
Cash dividends declared ($0.49 per share)	—	—	—	(4,553)	—	(4,553)
Share-based compensation	1	2,416	—	—	—	2,417
Allocation of 36,699 ESOP shares	—	499	367	—	—	866
Repurchase of 334,976 shares of company common stock	(3)	(7,866)	—	—	—	(7,869)
Exercise of 1,000 options for common stock	—	17	—	—	—	17
Balances at September 30, 2015	$97	$70,295	$(6,484)	$159,785	$(5,327)	$218,366

Balances at December 31, 2015	$96	$70,118	$(6,361)	$161,024	$(5,236)	$219,641

Net income	—	—	—	11,985	—	11,985
Other comprehensive income	—	—	—	—	80	80
Cash dividends declared ($0.54 per share)	—	—	—	(4,938)	—	(4,938)
Share-based compensation	1	1,778	—	—	—	1,779
Allocation of 36,699 ESOP shares	—	612	367	—	—	979
Repurchase of 100,758 shares of company common stock	(1)	(2,724)	—	—	—	(2,725)
Exercise of 93,100 options for common stock	1	1,616	—	—	—	1,617
Balances at September 30, 2016	$97	$71,400	$(5,994)	$168,071	$(5,156)	$228,418

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$11,985	$11,049
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	219	366
Depreciation and amortization	886	985
Deferred income tax expense (benefit)	1,041	(1,152)
Amortization of fees, discounts, and premiums	(604)	(374)
Origination of loans held for sale	(39,336)	(45,452)
Proceeds from sales of loans held for sale	38,844	46,459
Gain on sale of loans, net	(304)	(440)
Net gain on sale of real estate owned	—	(12)
Gain on sale of investment securities held to maturity	(250)	(476)
Net loss on disposal of premises and equipment	—	4
ESOP expense	979	866
Share-based compensation expense	1,779	2,417
Increase in accrued interest receivable	(66)	(306)
Net increase in bank-owned life insurance	(727)	(769)
Net increase in prepaid expenses and other assets	(316)	(573)
Net increase in accounts payable and accrued expenses	1,558	3,819
Net decrease in advance payments by borrowers for taxes and insurance	(1,828)	(822)
Net increase in income taxes receivable	(737)	(1,523)
Net increase (decrease) in income taxes payable	(444)	650

Net cash from operating activities	12,679	14,716

Cash flows from investing activities:
Purchases of investment securities held to maturity	(2,523)	(10,300)
Principal repayments on investment securities held to maturity	60,077	69,966
Proceeds from sale of investment securities held to maturity	3,923	5,083
Loan originations, net of principal repayments on loans receivable	(112,498)	(194,900)
Purchases of Federal Home Loan Bank stock	(275)	(2,920)
Proceeds from redemption of Federal Home Loan Bank stock	120	9,564
Purchases of Federal Reserve Bank stock	(59)	(64)
Proceeds from sale of real estate owned	—	204
Purchases of premises and equipment	(190)	(416)

Net cash from investing activities	(51,425)	(123,783)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from financing activities:
Net increase in deposits	$19,376	$53,318
Proceeds from advances from the Federal Home Loan Bank	3,000	115,000
Repayments of advances from the Federal Home Loan Bank	(3,000)	(66,000)
Proceeds from securities sold under agreements to repurchase	—	30,000
Repayments of securities sold under agreements to repurchase	—	(47,000)
Purchases of Fed Funds	10	10
Sales of Fed Funds	(10)	(10)
Proceeds from issuance of common stock	566	17
Repurchases of common stock	(1,674)	(7,309)
Cash dividends paid	(4,938)	(4,553)

Net cash from financing activities	13,330	73,473

Net decrease in cash and cash equivalents	(25,416)	(35,594)

Cash and cash equivalents at beginning of the period	65,919	75,060

Cash and cash equivalents at end of the period	$40,503	$39,466

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$5,770	$4,780
Income taxes	8,068	8,932

Supplemental disclosure of noncash investing and financing activities:
Company stock acquired through swap and net settlement transactions	$1,051	$—
Loans transferred to real estate owned	—	192

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)      Basis of Presentation

The accompanying unaudited consolidated financial statements of Territorial Bancorp Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  These interim condensed consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed as part of the Annual Report on Form 10-K for the year ended December 31, 2015.  In the opinion of management, all adjustments necessary for a fair presentation have been made and consist only of normal recurring adjustments.  Interim results of operations are not necessarily indicative of results to be expected for the year.

.

(2)      Organization

On July 10, 2009, Territorial Savings Bank completed a conversion from a mutual holding company to a stock holding company.  As part of the conversion, Territorial Mutual Holding Company and Territorial Savings Group, Inc., the former holding companies for Territorial Savings Bank, ceased to exist as separate legal entities, and Territorial Bancorp Inc. became the holding company for Territorial Savings Bank. Upon completion of the conversion and reorganization, a special “liquidation account” was established in an amount equal to the total equity of Territorial Mutual Holding Company as of December 31, 2008.  The liquidation account is to provide eligible account holders and supplemental eligible account holders who maintain their deposit accounts with Territorial Savings Bank after the conversion with a liquidation interest in the unlikely event of the complete liquidation of Territorial Savings Bank after the conversion.  The balance of the liquidation account at December 31, 2015 was $13.5 million.

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

In June 2016, the FASB amended various sections of the FASB ASC related to the accounting for credit losses on financial instruments.  The primary areas affecting the Company will be in the accounting for loans receivable and investments held to maturity.  The amendment changes the threshold for recognizing losses from “probable” to “expected” and may result in increases in the Company’s allowances for loan and investment losses.  The amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company is currently evaluating the effects that the adoption of this amendment will have on its consolidated financial statements.

(4)      Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Cash and due from banks	$9,391	$10,318
Interest-earning deposits in other banks	31,112	55,601
Cash and cash equivalents	$40,503	$65,919

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank.

(5)      Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2016:
Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$431,076	$17,228	$(224)	$448,080
Trust preferred securities	1,066	—	—	1,066
Total	$432,142	$17,228	$(224)	$449,146

December 31, 2015:
Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$492,143	$11,092	$(6,169)	$497,066
Trust preferred securities	916	—	—	916
Total	$493,059	$11,092	$(6,169)	$497,982

The amortized cost and estimated fair value of investment securities at September 30, 2016 are shown below.  Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Held-to-maturity:
Due within 5 years	$25	$27
Due after 5 years through 10 years	52	52
Due after 10 years	432,065	449,067
Total	$432,142	$449,146

Realized gains and losses and the proceeds from sales of securities held to maturity and trading are shown in the table below.  All sales of securities were U.S. government-sponsored mortgage-backed securities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Proceeds from sales	$801	$—	$3,923	$5,083
Gross gains	60	—	250	476
Gross losses	—	—	—	—

During the three months ended September 30, 2016, the Company received proceeds of $801,000 from the sale of $741,000 of held-to-maturity mortgage-backed securities, resulting in gross realized gains of $60,000.  The Company did not sell any held-to-maturity mortgage-backed securities during the three months ended September 30, 2015.  During the nine months ended September 30, 2016 and 2015, the Company received proceeds of $3.9 million and $5.0 million, respectively, from the sale of $3.7 million and $4.6 million, respectively, of held-to-maturity mortgage-backed securities, resulting in gross realized gains of $250,000 and $415,000, respectively.  The sale of these mortgage-backed securities, for which the Company had already collected a substantial portion of the outstanding purchased principal (at least 85%), is in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of intent to hold remaining securities in the held-to-maturity portfolio to maturity.

During the nine months ended September 30, 2015, the Company received proceeds of $61,000 from the sale of one of the trust preferred securities the Company owned, PreTSL XXIV. The Company previously wrote off the entire book value of this security when it incurred an other-than-temporary impairment charge in prior years. The trust preferred security sold was classified in the held-to-maturity portfolio. Since the credit rating of this security was downgraded in accordance with the Investments – Dept and Equity Securities topic of the FASB ASC, the sale of this security does not taint management’s assertion of intent to hold remaining securities in the held-to-maturity portfolio to maturity.

Investment securities with amortized costs of $224.7 million and $241.4 million at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at September 30, 2016 and December 31, 2015.  The Company does not intend to sell these securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
September 30, 2016
Mortgage-backed securities	$—	$—	$25,627	$224	10	$25,627	$224
December 31, 2015
Mortgage-backed securities	$142,810	$3,939	$53,142	$2,230	43	$195,952	$6,169

Mortgage-Backed Securities.  The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates subsequent to purchase.  All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2016 and December 31, 2015.

Trust Preferred Securities.  At September 30, 2016, the Company owned one trust preferred security, PreTSL XXIII.  The trust preferred security represents an investment in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. This security is classified in the Company’s held-to-maturity investment portfolio.

The trust preferred securities market is considered to be inactive as only six transactions have occurred over the past 57 months in the same tranche of securities that we own and no new issues of pooled trust preferred securities have occurred since 2007.  We used a discounted cash flow model to determine whether this security is other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in PreTSL XXIII did not incur additional impairment during the nine months ended September 30, 2016.

PreTSL XXIII has an amortized cost of $1.1 million at September 30, 2016.  The difference between the amortized cost of $1.1 million and the remaining cost basis of $1.1 million is reported as accumulated other comprehensive loss and is related to noncredit factors.

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

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)	2016	2015
Balance at January 1,	$2,403	$5,885
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Credit losses on debt securities which were sold	—	(3,482)
Balance at September 30,	$2,403	$2,403

The table below shows the components of accumulated other comprehensive loss, net of taxes, resulting from other-than-temporarily impaired securities:

	September 30,
(Dollars in thousands)	2016	2015
Noncredit losses on other-than-temporarily impaired securities, net of taxes	$56	$183

(6)      Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Real estate loans:
First mortgages:
One- to four-family residential	$1,256,841	$1,145,904
Multi-family residential	9,627	9,834
Construction, commercial and other	22,137	19,288
Home equity loans and lines of credit	15,309	15,333
Total real estate loans	1,303,914	1,190,359
Other loans:
Loans on deposit accounts	243	304
Consumer and other loans	3,846	4,239
Total other loans	4,089	4,543
Less:
Net unearned fees and discounts	(3,298)	(4,087)
Allowance for loan losses	(2,362)	(2,166)
Total unearned fees, discounts and allowance for loan losses	(5,660)	(6,253)
Loans receivable, net	$1,302,343	$1,188,649

The table below presents the activity in the allowance for loan losses by portfolio segment:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended September 30, 2016:
Balance, beginning of period	$1,444	$567	$3	$56	$206	$2,276
Provision (reversal of allowance) for loan losses	133	(87)	(1)	54	8	107
	1,577	480	2	110	214	2,383
Charge-offs	(33)	—	—	(5)	—	(38)
Recoveries	15	—	—	2	—	17
Net charge-offs	(18)	—	—	(3)	—	(21)
Balance, end of period	$1,559	$480	$2	$107	$214	$2,362

Nine months ended September 30, 2016:
Balance, beginning of period	$1,380	$517	$3	$72	$194	$2,166
Provision (reversal of allowance) for loan losses	190	(37)	(1)	47	20	219
	1,570	480	2	119	214	2,385
Charge-offs	(33)	—	—	(23)	—	(56)
Recoveries	22	—	—	11	—	33
Net charge-offs	(11)	—	—	(12)	—	(23)
Balance, end of period	$1,559	$480	$2	$107	$214	$2,362

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended September 30, 2015:
Balance, beginning of period	$1,243	$407	$3	$101	$240	$1,994
Provision (reversal of allowance) for loan losses	109	—	—	(20)	(18)	71
	1,352	407	3	81	222	2,065
Charge-offs	—	—	—	(10)	—	(10)
Recoveries	—	3	1	3	—	7
Net recoveries (charge-offs)	—	3	1	(7)	—	(3)
Balance, end of period	$1,352	$410	$4	$74	$222	$2,062

Nine months ended September 30, 2015:
Balance, beginning of period	$413	$977	$5	$263	$33	$1,691
Provision (reversal of allowance) for loan losses	936	(577)	(18)	(164)	189	366
	1,349	400	(13)	99	222	2,057
Charge-offs	—	—	—	(35)	—	(35)
Recoveries	3	10	17	10	—	40
Net recoveries (charge-offs)	3	10	17	(25)	—	5
Balance, end of period	$1,352	$410	$4	$74	$222	$2,062

During the three months ended September 30, 2016, the Company changed the look-back period that is used to calculate the historical loss rates from five to seven years.  The look-back period was extended to seven years because the longer look-back period is considered to be more representative of an entire economic cycle.  The seven year look-back period will include loan charge-offs and recoveries from the recession and the subsequent economic recovery.  The change in the look-back period did not have a material effect on the allowance for loan losees.

During the nine months ended September 30, 2016, the Company increased the loan loss provisions for residential mortgage loans primarily because of the growth of this segment of the loan portfolio and the concentration of loans in Hawaii.  The Company also reduced the loan loss provisions on construction, commercial and other mortgage loans based on continued limited loss experience.  The loan loss provision on consumer and other loans rose primarily because of an increase in the historical loss rate which occurred when the look-back period was changed from five to seven years.  The allocation of a portion of the allowance from one category of loans does not preclude its availability to absorb losses in other loan categories.

Management considers the allowance for loan losses at September 30, 2016 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions at that date. While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings.  In addition, as an integral part of their examination process, the bank regulators periodically review the allowance for loan losses and may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
September 30, 2016:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,559	480	2	107	214	2,362
Total ending allowance balance	$1,559	$480	$2	$107	$214	$2,362

Loans:
Ending loan balance:
Individually evaluated for impairment	$5,878	$—	$159	$—	$—	$6,037
Collectively evaluated for impairment	1,257,362	22,051	15,157	4,098	—	1,298,668
Total ending loan balance	$1,263,240	$22,051	$15,316	$4,098	$—	$1,304,705

December 31, 2015:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,380	517	3	72	194	2,166
Total ending allowance balance	$1,380	$517	$3	$72	$194	$2,166

Loans:
Ending loan balance:
Individually evaluated for impairment	$6,486	$—	$124	$9	$—	$6,619
Collectively evaluated for impairment	1,145,259	19,175	15,216	4,546	—	1,184,196
Total ending loan balance	$1,151,745	$19,175	$15,340	$4,555	$—	$1,190,815

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

		Unpaid
	Recorded	Principal
(Dollars in thousands)	Investment	Balance
September 30, 2016:
With no related allowance recorded:
One- to four-family residential mortgages	$5,878	$6,752
Home equity loans and lines of credit	159	205
Total	$6,037	$6,957

December 31, 2015:
With no related allowance recorded:
One- to four-family residential mortgages	$6,486	$7,307
Home equity loans and lines of credit	124	163
Consumer and other	9	9
Total	$6,619	$7,479

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
2016:
With no related allowance recorded:
One- to four-family residential mortgages	$5,936	$19	$6,000	$57
Home equity loans and lines of credit	162	—	163	—
Total	$6,098	$19	$6,163	$57

2015:
With no related allowance recorded:
One- to four-family residential mortgages	$6,515	$16	$6,586	$52
Home equity loans and lines of credit	126	—	129	—
Total	$6,641	$16	$6,715	$52

There were no loans individually evaluated for impairment with a related allowance for loan loss as of September 30, 2016 or December 31, 2015.  Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they were written down to fair value at the time of impairment.

The table below presents the aging of loans and accrual status by class of loans:

								Loans
								More Than
								90 Days
	30 - 59	60 - 89	90 Days or					Past Due
	Days Past	Days Past	Greater	Total Past	Loans Not	Total	Nonaccrual	and Still
(Dollars in thousands)	Due	Due	Past Due	Due	Past Due	Loans	Loans	Accruing
September 30, 2016:
One- to four-family residential mortgages	$461	$451	$1,448	$2,360	$1,251,275	$1,253,635	$4,689	$—
Multi-family residential mortgages	—	—	—	—	9,605	9,605	—	—
Construction, commercial and other mortgages	—	—	—	—	22,051	22,051	—	—
Home equity loans and lines of credit	35	—	49	84	15,232	15,316	159	—
Loans on deposit accounts	—	—	—	—	243	243	—	—
Consumer and other	1	—	—	1	3,854	3,855	—	—

Total	$497	$451	$1,497	$2,445	$1,302,260	$1,304,705	$4,848	$—

December 31, 2015:
One- to four-family residential mortgages	$1,354	$—	$1,615	$2,969	$1,138,966	$1,141,935	$5,282	$—
Multi-family residential mortgages	—	—	—	—	9,810	9,810	—	—
Construction, commercial and other mortgages	—	—	—	—	19,175	19,175	—	—
Home equity loans and lines of credit	—	—	—	—	15,340	15,340	124	—
Loans on deposit accounts	—	—	—	—	304	304	—	—
Consumer and other	4	1	10	15	4,236	4,251	9	—

Total	$1,358	$1	$1,625	$2,984	$1,187,831	$1,190,815	$5,415	$—

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

The Company had 20 nonaccrual loans with a book value of $4.8 million at September 30, 2016 and 23 nonaccrual loans with a book value of $5.4 million as of December 31, 2015.  The Company collected interest on nonaccrual loans of $149,000 and $170,000 during the nine months ended September 30, 2016 and 2015, respectively, but due to regulatory requirements, the Company recorded the interest as a reduction of principal.  The Company would have recognized additional interest income of $211,000 and $231,000 during the nine months ended September 30, 2016 and 2015, had the loans been accruing interest.  The Company did not have any loans more than 90 days past due and still accruing interest as of September 30, 2016 and December 31, 2015.

There were no loans modified in a troubled debt restructuring during the nine months ended September 30, 2016 or 2015.  There were no new troubled debt restructurings within the past 12 months that subsequently defaulted.

The Company had 14 troubled debt restructurings totaling $3.1 million as of September 30, 2016 that were considered to be impaired.  This total included 13 one- to four-family residential mortgage loans totaling $3.0 million and one home equity loan for $111,000.  Five of the loans, totaling $1.2 million, are performing in accordance with their restructured terms and accruing interest at September 30, 2016.  Eight of the loans, totaling $1.7 million, are performing in accordance with their restructured terms but not accruing interest at September 30, 2016. One of the loans, for $149,000, was more than 149 days delinquent and not accruing interest as of September 30, 2016.  The Company had 15 troubled debt restructurings totaling $3.4 million as of December 31, 2015 that were considered to be impaired.  This total included 14 one- to four-family residential mortgage loans totaling $3.3 million and one home equity loan for

$120,000.  Four of the loans, totaling $885,000, were performing in accordance with their restructured terms and accruing interest at December 31, 2015.  Nine of the loans, totaling $2.0 million, were performing in accordance with their restructured terms but not accruing interest at December 31, 2015.  One of the loans, for $318,000, was 59 days delinquent and accruing interest at December 31, 2015.  One of the loans, for $149,000, was more than 149 days delinquent and not accruing interest as of December 31, 2015.  Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers.  At September 30, 2016, we had no commitments to lend any additional funds to these borrowers.

The Company had no real estate owned as of September 30, 2016 or December 31, 2015.  There were four one- to four-family residential mortgage loans totaling $702,000 in the process of foreclosure as of September 30, 2016, and four one- to four-family residential mortgage loans totaling $747,000 in the process of foreclosure as of December 31, 2015.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii.  Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the nine months ended September 30, 2016 and 2015, the Company sold $38.6 million and $46.2 million, respectively, of mortgage loans held for sale and recognized gains of $304,000 and $440,000, respectively.  The Company had five loans held for sale totaling $2.0 million at September 30, 2016 and six loans held for sale totaling $2.1 million at December 31, 2015.

The Company serviced loans for others of $43.6 million at September 30, 2016 and $51.8 million at December 31, 2015. Of these amounts, $2.3 million and $2.8 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at September 30, 2016 and December 31, 2015, respectively.  The amount of contractually specified servicing fees earned for the nine-month periods ended September 30, 2016 and 2015 was $99,000 and $117,000, respectively.  The amount of contractually specified servicing fees earned for the three-month periods ended September 30, 2016 and 2015 was $31,000 and $37,000, respectively. The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

(7)      Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset.  Securities sold under agreements to repurchase are summarized as follows:

	September 30, 2016		December 31, 2015
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
1 year or less	$—	—%	$—	—%
Over 1 year to 2 years	25,000	1.46	25,000	1.46
Over 2 years to 3 years	20,000	1.66	—	—
Over 3 years to 4 years	10,000	1.65	25,000	1.66
Over 4 years to 5 years	—	—	5,000	1.65
Total	$55,000	1.57%	$55,000	1.57%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at September 30, 2016.  The amount at risk is the greater of the carrying value or fair value over the repurchase liability and refers to the potential loss to the Company if the secured lender fails to return the security at the maturity date of the agreement.  All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government-sponsored enterprises.  The repurchase liability cannot exceed 90% of the fair value of securities pledged.  In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity

Maturing:
Over 90 days	$59,319	$61,171	$55,000	$6,171	23

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
September 30, 2016:
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

The components of net periodic benefit cost were as follows:

	SERP		SERP
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Net periodic benefit cost for the period:
Service cost	$15	$21	$44	$63
Interest cost	32	31	98	93
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized actuarial loss	—	—	—	—
Recognized curtailment loss	—	—	—	—
Net periodic benefit cost	$47	$52	$142	$156

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company.  The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants.  As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity.  The shares committed to be released are considered outstanding for earnings per share computations.  Compensation expense recognized for the three months ended September 30, 2016 and 2015 amounted to $283,000 and $266,000, respectively.  Compensation expense recognized for the nine months ended September 30, 2016 and 2015 amounted to $804,000 and $729,000, respectively.

Shares held by the ESOP trust were as follows:

	September 30,	December 31,
	2016	2015
Allocated shares	361,061	325,677
Unearned shares	599,426	636,125
Total ESOP shares	960,487	961,802
Fair value of unearned shares, in thousands	$17,180	$17,646

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula.  The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans.  We accrue for these benefits over the period during which employees provide services to earn these benefits.  For the three months ended September 30, 2016 and 2015, we accrued $122,000 and $91,000, respectively, for the ESOP restoration plan.  For the nine months ended September 30, 2016 and 2015, we accrued $244,000 and $194,000, respectively, for the ESOP restoration plan.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Compensation expense	$457	$674	$1,780	$2,001
Income tax benefit	183	271	714	803

Shares of our common stock issued under the 2010 Equity Incentive Plan shall be authorized but unissued shares.  The maximum number of shares that will be awarded under the plan will be 1,862,637 shares.

Stock Options

The table below presents the stock option activity for the nine months ended September 30, 2016 and 2015:

		Weighted		Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (years)	(in thousands)
Options outstanding at December 31, 2015	832,300	$17.42	4.70	$8,588
Granted	—	—	—	—
Exercised	93,100	17.36	4.17	908
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at September 30, 2016	739,200	$17.43	3.95	$8,302

Options outstanding at December 31, 2014	832,954	$17.38	5.68	$3,471
Granted	3,600	26.23	9.92	—
Exercised	1,000	17.36	—	8
Forfeited	3,254	17.36	—	—
Expired	—	—	—	—
Options outstanding at September 30, 2015	832,300	$17.42	4.95	$7,173

Options vested and exercisable at September 30, 2016	736,800	$17.40	3.94	$8,296

There were 31,760 stock options exercised during the three months ended September 30, 2016 and 93,100 stock options exercised during the nine months ended September 30, 2016.  There were 1,000 options exercised during the three and nine months ended September 30, 2015.

There were no options granted for the three and nine months ended September 30, 2016.  There were 3,600 options granted in the three and nine months ended September 30, 2015.

The following summarizes certain stock option activity of the Company:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Intrinsic value of stock options exercised	$368	$8	$908	$8
Proceeds received from stock options exercised	551	17	1,616	17
Tax benefits realized from stock options exercised	121	3	216	3
Total fair value of stock options that vested	3,923	3,618	3,923	3,618

During the nine months ended September 30, 2016, we issued 22,514 shares of common stock in exchange for 60,560 stock options and 38,046 common shares.  Pursuant to the provisions of our equity incentive plan, optionees are permitted to use the value of our common stock they own in a stock swap transaction or net settlement to pay the exercise price of stock options.

As of September 30, 2016, the Company had $9,000 of unrecognized compensation costs related to the stock option plan that will be amortized over a three-year vesting period.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant.  Unvested restricted stock awards may not be disposed of or transferred during the vesting period.  Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity:

		Weighted
		Average Grant
	Restricted	Date Fair
	Stock Awards	Value
Nonvested at December 31, 2015	114,542	$17.67
Granted	—	—
Vested	112,142	17.49
Forfeited	—	—
Nonvested at September 30, 2016	2,400	$26.23

Nonvested at December 31, 2014	226,733	$17.39
Granted	3,600	26.23
Vested	113,332	17.39
Forfeited	2,459	17.36
Nonvested at September 30, 2015	114,542	$17.67

As of September 30, 2016, the Company had $59,000 of unrecognized compensation costs related to restricted stock awards that will be amortized over the three-year vesting period.

(12)    Earnings Per Share

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Net income	$4,164	$3,686	$11,985	$11,049

Weighted-average number of shares used in:
Basic earnings per share	9,102,837	9,085,725	9,065,892	9,086,481
Dilutive common stock equivalents:
Stock options and restricted stock units	222,669	215,775	214,368	164,354
Diluted earnings per share	9,325,506	9,301,500	9,280,260	9,250,835

Net income per common share, basic	$0.46	$0.41	$1.32	$1.22
Net income per common share, diluted	$0.45	$0.40	$1.29	$1.19

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

(13)    Other Comprehensive Loss

The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes:

		Noncredit
		Related
		Loss on
	Unfunded	Trust	Unrealized
	Pension	Preferred	Loss on
(Dollars in thousands)	Liability	Securities	Securities	Total
Three months ended September 30, 2016
Balances at beginning of period	$5,065	$101	$39	$5,205
Other comprehensive income, net of taxes	—	(45)	(4)	(49)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	—	(45)	(4)	(49)
Balances at end of period	$5,065	$56	$35	$5,156

Three months ended September 30, 2015
Balances at beginning of period	$5,096	$176	$56	$5,328
Other comprehensive loss (income), net of taxes	—	7	(8)	(1)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive loss (income)	—	7	(8)	(1)
Balances at end of period	$5,096	$183	$48	$5,327

Nine months ended September 30, 2016
Balances at beginning of period	$5,044	$147	$45	$5,236
Other comprehensive loss (income), net of taxes	21	(91)	(10)	(80)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive loss (income)	21	(91)	(10)	(80)
Balances at end of period	$5,065	$56	$35	$5,156

Nine months ended September 30, 2015
Balances at beginning of period	$5,032	$284	$72	$5,388
Other comprehensive loss (income), net of taxes	64	(101)	(24)	(61)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive loss (income)	64	(101)	(24)	(61)
Balances at end of period	$5,096	$183	$48	$5,327

The table below presents the tax effect on each component of accumulated other comprehensive loss:

	Three Months Ended September 30,
	2016			2015
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unfunded pension liability	$—	$—	$—	$—	$—	$—
Noncredit related loss on trust preferred securities	(74)	29	(45)	12	(5)	7
Unrealized loss on securities	(7)	3	(4)	(13)	5	(8)

Total	$(81)	$32	$(49)	$(1)	$—	$(1)

	Nine Months Ended September 30,
	2016			2015
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unfunded pension liability	$—	$21	$21	$106	$(42)	$64
Noncredit related loss on trust preferred securities	(150)	59	(91)	(167)	66	(101)
Unrealized loss on securities	(17)	7	(10)	(40)	16	(24)

Total	$(167)	$87	$(80)	$(101)	$40	$(61)

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

The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.  The trust preferred securities market is considered to be inactive as only six transactions have occurred over the past 57 months in the same tranche of securities we own and no new issues of pooled trust preferred securities have occurred since 2007.  The fair value of our trust preferred securities was determined using a discounted cash flow model.  Our model used a discount rate equal to three-month LIBOR plus 20.00%.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2016
Assets
Cash and cash equivalents	$40,503	$40,503	$40,503	$—	$—
Investment securities held to maturity	432,142	449,146	—	448,080	1,066
Loans held for sale	2,048	2,109	—	2,109	—
Loans receivable, net	1,302,343	1,365,733	—	—	1,365,733
FHLB stock	4,945	4,945	—	4,945	—
FRB stock	3,081	3,081	—	3,081	—
Accrued interest receivable	4,752	4,752	1	1,181	3,570
Interest rate contracts	54	54	—	54	—

Liabilities
Deposits	1,464,479	1,466,023	—	1,240,923	225,100
Advances from the Federal Home Loan Bank	69,000	69,792	—	69,792	—
Securities sold under agreements to repurchase	55,000	55,580	—	55,580	—
Accrued interest payable	257	257	—	173	84
Interest rate contracts	54	54	—	54	—

December 31, 2015
Assets
Cash and cash equivalents	$65,919	$65,919	$65,919	$—	$—
Investment securities held to maturity	493,059	497,982	—	497,066	916
Loans held for sale	2,139	2,205	—	2,205	—
Loans receivable, net	1,188,649	1,208,300	—	—	1,208,300
FHLB stock	4,790	4,790	—	4,790	—
FRB stock	3,022	3,022	—	3,022	—
Accrued interest receivable	4,684	4,684	5	1,310	3,369
Interest rate contracts	71	71	—	71	—

Liabilities
Deposits	1,445,103	1,445,484	—	1,221,069	224,415
Advances from the Federal Home Loan Bank	69,000	69,191	—	69,191	—
Securities sold under agreements to repurchase	55,000	55,280	—	55,280	—
Accrued interest payable	237	237	—	172	65
Interest rate contracts	77	77	—	77	—

At September 30, 2016 and December 31, 2015, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

September 30, 2016
Interest rate contracts — assets	$—	$54	$—	$54
Interest rate contracts — liabilities	—	(54)	—	(54)

December 31, 2015
Interest rate contracts — assets	$—	$71	$—	$71
Interest rate contracts — liabilities	—	(77)	—	(77)

The fair value of interest rate contracts was determined by referring to prices quoted in the secondary market for similar contracts.

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015 and the related gains and losses for the nine months ended September 30, 2016 and the year ended December 31, 2015:

					Total Gains
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	(Losses)

September 30, 2016
Trust preferred securities	$—	$—	$1,066	$1,066	$150
Mortgage servicing assets	—	—	327	327	(49)
Impaired loans	—	64	—	64	(33)

December 31, 2015
Trust preferred securities	$—	$—	$916	$916	$226

The fair value of trust preferred securities is determined using a discounted cash flow model.  The assumptions used in the discounted cash flow model are discussed above.  Gains and losses on trust preferred securities that are credit related are included in net other-than-temporary impairment losses in the consolidated statements of income.  Gains and losses on trust preferred securities that are not credit related are included in other comprehensive income in the consolidated statements of comprehensive income.  Mortgage servicing assets are valued using a discounted cash flow model.  Assumptions used in the model include mortgage prepayment speeds, discount rates and cost of servicing.  Losses on mortgage servicing assets are included in service fees on loan and deposit accounts in the consolidated statements of income.  The fair value of impaired loans is determined using the value of collateral less estimated selling costs.  Gains and losses on impaired loans are included in the provision for loan losses in the consolidated statements of income.

The table below presents the significant unobservable inputs for Level 3 nonrecurring fair value measurements:

			Unobservable
(Dollars in thousands)	Fair Value	Valuation Technique	Input	Value

September 30, 2016:
Trust preferred securities	$1,066	Discounted cash flow	Discount rate	Three-month LIBOR plus 20.00%
Mortgage servicing assets	327	Discounted cash flow	Discount rate	10.50%
			Prepayment speed (PSA)	166.0 - 344.4
			Annual cost to service (per loan, in dollars)	$65
December 31, 2015:
Trust preferred securities	$916	Discounted cash flow	Discount rate	Three-month LIBOR plus 20.00%

(15)    Subsequent Events

On October 27, 2016, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.18 per share of common stock.  The dividend is expected to be paid on November 25, 2016 to stockholders of record as of November 10, 2016.

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

We have continued our focus on originating one- to four-family residential real estate loans.  Our emphasis on conservative loan underwriting has resulted in continued low levels of nonperforming assets. Our nonperforming assets totaled $4.8 million, or 0.26% of total assets at September 30, 2016, compared to $5.4 million, or 0.30% of total assets at December 31, 2015.  As of September 30, 2016, nonperforming assets consisted of 19 mortgage loans and one consumer loan totaling $4.8 million.  Our nonperforming loans and loss experience has enabled us to maintain a relatively low allowance for loan losses in relation to other peer institutions and correspondingly resulted in low levels of provisions for loan losses.  Our provisions for loan losses were $219,000 and $366,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

Our operations in recent years have been affected by our efforts to manage our interest rate risk position.  For the nine months ended September 30, 2016, we sold $38.6 million of fixed-rate mortgage loans while long-term, fixed-rate borrowings remained constant.  For the nine months ended September 30, 2015, we sold $46.2 million of fixed-rate mortgage loans and obtained a net $32.0 million of long-tem, fixed-rate borrowings.

Our investments in mortgage-backed securities and collateralized mortgage obligations have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  These agencies guarantee the payment of principal and interest on our mortgage-backed securities.  We do not own any preferred stock issued by Fannie Mae or Freddie Mac.  As of September 30, 2016, our borrowing capacity at the Federal Home Loan Bank was $578.7 million compared to $555.1 million at December 31, 2015 and a $25.4 million decrease in cash and cash equivalents.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

Assets.  At September 30, 2016, our assets were $1.849 billion, an increase of $27.5 million, or 1.5%, from $1.821 billion at December 31, 2015.  The increase in assets was primarily the result of a $113.6 million increase in total loans receivable, which was partially offset by a $60.9 million decrease in investment securities and a $25.4 million decrease in cash and cash equivalents.

Cash and Cash Equivalents.  Cash and cash equivalents were $40.5 million at September 30, 2016, a decrease of $25.4 million since December 31, 2015.  The decrease in cash and cash equivalents was primarily caused by funding a $113.6 million increase in total loans and the payment of $4.9 million of common stock dividends.  These decreases were offset by a $19.4 million increase in deposits, a $60.9 million decrease in investment securities and $12.0 million of net income.

Loans.  Total loans, including $2.0 million of loans held for sale, were $1.304 billion at September 30, 2016, or 70.6% of total assets.  During the nine months ended September 30, 2016, the loan portfolio, including loans held for sale, increased by $113.6 million, or 9.5%.  The increase in the loan portfolio primarily occurred as the production of new one- to four-family residential loans exceeded principal repayments and loan sales.

Securities.  At September 30, 2016, our securities portfolio totaled $432.1 million, or 23.4% of total assets.  During the nine months ended September 30, 2016, the securities portfolio decreased by $60.9 million, or 12.4%.  The decrease in the securities portfolio occurred as repayments and sales exceeded the amount of securities purchased.

At September 30, 2016, all of such securities were classified as held-to-maturity and none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans.

At September 30, 2016, we owned a trust preferred security with an amortized cost of $1.1 million.  This security represents an investment in a pool of debt obligations primarily issued by holding companies of Federal Deposit Insurance Corporation-insured financial institutions.

The trust preferred securities market is considered to be inactive as only six transactions have occurred over the past 57 months in the same tranche of securities we own and no new issues of pooled trust preferred securities have occurred since 2007.  We use a discounted cash flow model to determine whether this security is other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on our review, our investment in the trust preferred security did not incur additional impairment during the nine months ended September 30, 2016.

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

Deposits.  Deposits were $1.464 billion at September 30, 2016, an increase of $19.4 million, or 1.3%, since December 31, 2015.  The growth in deposits was primarily due to an increase of $18.6 million in savings and checking accounts during the nine months ended September 30, 2016.

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank and funds borrowed under securities sold under agreements to repurchase.  During the nine months ended September 30, 2016, total borrowings remained constant at $124.0 million.  We have not required any other borrowings to fund our operations.  Instead, we have primarily funded our operations with additional deposits, proceeds from loan sales and principal repayments on loans and mortgage-backed securities.

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
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,226,054	$12,433	4.06%	$1,090,007	$11,267	4.13%
Multi-family residential	9,656	114	4.72	9,906	116	4.68
Construction, commercial and other	25,189	278	4.41	16,584	190	4.58
Home equity loans and lines of credit	15,428	169	4.38	15,374	173	4.50
Other loans	4,297	58	5.40	4,602	63	5.48
Total loans	1,280,624	13,052	4.08	1,136,473	11,809	4.16
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	444,514	3,496	3.15	515,392	4,098	3.18
Trust preferred securities	992	—	—	868	—	—
Total securities	445,506	3,496	3.14	516,260	4,098	3.18
Other	54,658	121	0.89	37,698	64	0.68
Total interest-earning assets	1,780,788	16,669	3.74	1,690,431	15,971	3.78
Non-interest-earning assets	68,176			68,151
Total assets	$1,848,964			$1,758,582

Interest-bearing liabilities:
Savings accounts	$1,022,748	1,050	0.41%	$960,881	917	0.38%
Certificates of deposit	213,409	423	0.79	223,897	271	0.48
Money market accounts	2,651	2	0.30	1,209	1	0.33
Checking and Super NOW accounts	171,624	10	0.02	159,102	9	0.02
Total interest-bearing deposits	1,410,432	1,485	0.42	1,345,089	1,198	0.36
Federal Home Loan Bank advances	69,033	259	1.50	55,227	211	1.53
Securities sold under agreements to repurchase	55,000	220	1.60	55,325	221	1.60
Total interest-bearing liabilities	1,534,465	1,964	0.51	1,455,641	1,630	0.45
Non-interest-bearing liabilities	85,962			82,602
Total liabilities	1,620,427			1,538,243
Stockholders’ equity	228,537			220,339
Total liabilities and stockholders’ equity	$1,848,964			$1,758,582

Net interest income		$14,705			$14,341
Net interest rate spread (3)			3.23%			3.33%
Net interest-earning assets (4)	$246,323			$234,790
Net interest margin (5)			3.30%			3.39%
Interest-earning assets to interest-bearing liabilities	116.05%			116.13%

(1)	Annualized.
(2)	Average balance includes loans or investments available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2016			2015
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,189,741	$36,240	4.06%	$1,022,525	$32,073	4.18%
Multi-family residential	9,721	342	4.69	9,634	343	4.75
Construction, commercial and other	23,306	795	4.55	17,932	617	4.59
Home equity loans and lines of credit	15,580	504	4.31	15,801	546	4.61
Other loans	4,424	179	5.39	4,451	182	5.45
Total loans	1,242,772	38,060	4.08	1,070,343	33,761	4.21
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	466,516	11,121	3.18	539,300	12,895	3.19
Trust preferred securities	943	—	—	768	—	—
Total securities	467,459	11,121	3.17	540,068	12,895	3.18
Other	67,627	411	0.81	55,235	213	0.51
Total interest-earning assets	1,777,858	49,592	3.72	1,665,646	46,869	3.75
Non-interest-earning assets	68,463			66,996
Total assets	$1,846,321			$1,732,642

Interest-bearing liabilities:
Savings accounts	$1,015,992	3,107	0.41%	$957,623	2,675	0.37%
Certificates of deposit	225,221	1,222	0.72	221,849	784	0.47
Money market accounts	2,204	6	0.36	975	2	0.27
Checking and Super NOW accounts	170,449	28	0.02	154,398	25	0.02
Total interest-bearing deposits	1,413,866	4,363	0.41	1,334,845	3,486	0.35
Federal Home Loan Bank advances	69,011	772	1.49	38,571	438	1.51
Securities sold under agreements to repurchase	55,000	656	1.59	61,703	776	1.68
Total interest-bearing liabilities	1,537,877	5,791	0.50	1,435,119	4,700	0.44
Non-interest-bearing liabilities	82,714			79,059
Total liabilities	1,620,591			1,514,178
Stockholders’ equity	225,730			218,464
Total liabilities and stockholders’ equity	$1,846,321			$1,732,642

Net interest income		$43,801			$42,169
Net interest rate spread (3)			3.22%			3.31%
Net interest-earning assets (4)	$239,981			$230,527
Net interest margin (5)			3.28%			3.38%
Interest-earning assets to interest-bearing liabilities	115.60%			116.06%

(1)	Annualized.
(2)	Average balance includes loans or investments available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015

General.  Net income increased by $478,000, or 13.0%, from $3.7 million for the three months ended September 30, 2015 to $4.2 million for the three months ended September 30, 2016.  The increase in net income was primarily due to a $698,000 increase in interest and dividend income and a $721,000 decrease in noninterest expense.  These were partially offset by a $386,000 increase in income taxes, a $334,000 increase in interest expense and a $185,000 decrease in noninterest income.

Net Interest Income.  Net interest income increased by $364,000, or 2.5%, to $14.7 million for the three months ended September 30, 2016 compared to $14.3 million for the three months ended September 30, 2015.  Interest and dividend income increased by $698,000, or 4.4%, due to a $90.4 million increase in the average balance of interest-earning assets.  This was offset by a four basis point decrease in the average yield on interest-earning assets.  Interest expense increased by $334,000, or 20.5%, due to a $78.8 million increase in the average balance of interest-bearing liabilities and a six basis point increase in the average cost of interest-bearing liabilities. The interest rate spread and net interest margin were 3.23% and 3.30%, respectively, for the three months ended September 30, 2016, compared to 3.33% and 3.39%, respectively, for the three months ended September 30, 2015.  The decreases in the interest rate spread and in the net interest margin can be attributed to a four basis point decrease in the yield on interest-earning assets and a six basis point increase in the cost of interest-bearing liabilities.  The decrease in the yield on interest-earning assets is primarily due to the payoff of higher-yielding mortgage loans and the addition of new loans with lower interest rates to the loan portfolio.  The increase in the cost of interest-bearing liabilities is primarily due to a three basis point increase in the cost of savings accounts and a 31 basis point increase in the cost of certificates of deposit as new deposits with higher interest rates were opened.

Interest and Dividend Income.  Interest and dividend income increased by $698,000, or 4.4%, to $16.7 million for the three months ended September 30, 2016 from $16.0 million for the three months ended September 30, 2015.  Interest income on loans increased by $1.2 million, or 10.5%, to $13.1 million for the three months ended September 30, 2016 from $11.8 million for the three months ended September 30, 2015.  The increase in interest income on loans occurred because the average balance of loans grew by $144.2 million, or 12.7%, as new loan originations exceeded loan repayments and loan sales. The increase in interest income that occurred because of growth in the loan portfolio was partially offset by an eight basis point decline in the average loan yield to 4.08% for the three months ended September 30, 2016.  The decline in the average yield on loans occurred because of repayments on higher-yielding loans and additions of new loans with lower yields to the loan portfolio.  Interest income on investment securities decreased by $602,000, or 14.7%, to $3.5 million for the three months ended September 30, 2016 from $4.1 million for the three months ended September 30, 2015.  The decrease in interest income on securities occurred because of a $70.8 million decrease in the average securities balance and a four basis point decrease in the average securities yield.

Interest Expense.  Interest expense increased by $334,000, or 20.5%, to $2.0 million for the three months ended September 30, 2016.  Interest expense on deposits increased by $287,000, or 24.0%, from $1.2 million for the three months ended September 30, 2015 to $1.5 million for the three months ended September 30, 2016. The increase in interest expense on deposits is due to an increase in the average outstanding balance and the average rate paid on deposits. The average outstanding balance of deposits increased by $65.3 million, or 4.9%, to $1.410 billion for the three months ended September 30, 2016 compared to $1.345 billion for the three months ended September 30, 2015.  The average interest rate on deposits increased to 0.42% from 0.36% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Interest expense on FHLB advances increased by $48,000, or 22.7%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.  The increase was primarily due to a $13.8 million, or 25.0%, increase in the average balance of FHLB advances.  This was partially offset by a three basis point decrease in the average interest rate of FHLB advances to 1.50% for the three months ended September 30, 2016 compared to 1.53% for the three months ended September 30, 2015.  Additional advances were obtained to extend the maturity of liabilities and reduce interest rate risk.

Provision for Loan Losses.  We recorded provisions for loan losses of $107,000 and $71,000 for the three months ended September 30, 2016 and 2015, respectively.  The provisions for loan losses included net charge-offs of $21,000 and $3,000 for the three months ended September 30, 2016 and 2015, respectively.  The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.18% at September 30, 2016 and 2015.  Nonaccrual loans totaled

$4.8 million at September 30, 2016, or 0.37% of total loans at that date, compared to $5.4 million of nonaccrual loans at September 30, 2015, or 0.46% of total loans at that date.  Nonaccrual loans as of September 30, 2016 and 2015 consisted primarily of one- to four-family residential real estate loans.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2016 and 2015.  For additional information see note (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income.  The following table summarizes changes in noninterest income between the three months ended September 30, 2016 and 2015.

	Three Months Ended
	September 30,		Change
	2016	2015	$ Change	% Change
		(Dollars in thousands)

Service fees on loan and deposit accounts	$493	$590	$(97)	(16.4)%
Income on bank-owned life insurance	240	259	(19)	(7.3)%
Gain on sale of investment securities	60	—	60	—%
Gain on sale of loans	114	201	(87)	(43.3)%
Other	96	138	(42)	(30.4)%
Total	$1,003	$1,188	$(185)	(15.6)%

Noninterest income decreased by $185,000 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.  During the three months ended September 30, 2016, service fees on loan and deposit accounts decreased by $97,000 primarily due to a decrease in returned item fees.  During the three months ended September 30, 2016 and 2015, we sold $14.5 million and $17.7 million, respectively, of mortgage loans held for sale and recognized gains of $114,000 and $201,000, respectively.  During the three months ended September 30, 2016, we received proceeds of $801,000 from the sale of $741,000 of held-to-maturity mortgage-backed securities, resulting in gross realized gains of $60,000.  We did not sell any held-to-maturity mortgage-backed securities during the three months ended September 30, 2015. The sale of these mortgage-backed securities, for which we had already collected a substantial portion of the original purchased principal (at least 85%), is in accordance with the Investments — Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of intent to hold remaining securities in the held-to-maturity portfolio to maturity.

Noninterest Expense.  The following table summarizes changes in noninterest expense between the three months ended September 30, 2016 and 2015.

	Three Months Ended
	September 30,		Change
	2016	2015	$ Change	% Change
		(Dollars in thousands)

Salaries and employee benefits	$5,265	$5,596	$(331)	(5.9)%
Occupancy	1,432	1,483	(51)	(3.4)%
Equipment	865	1,025	(160)	(15.6)%
Federal deposit insurance premiums	144	214	(70)	(32.7)%
Other general and administrative expenses	939	1,048	(109)	(10.4)%
Total	$8,645	$9,366	$(721)	(7.7)%

Noninterest expense decreased by $721,000 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Salaries and employee benefits expense decreased by $331,000 to $5.3 million for the three months ended September 30, 2016 from $5.6 million for the three months ended September 30, 2015.  The decrease in salaries and employee benefits was primarily due to a decrease in equity incentive plan costs related to awards that fully vested during the three months ended September 30, 2016 and an increase in the credit to compensation expense as new loans were originated. The Receivables topic of FASB ASC allows financial institutions to take a credit against compensation expense for the direct cost of originating new loans. The decrease in equipment expense is primarily due to a decrease in data processing expense and equipment leasing expense.  The decrease in other general and administrative expenses was mainly due to reductions in accounting and auditing expenses, the loss provision for undrawn lines of credit and general supply expenses.

Income Tax Expense.  Income taxes were $2.8 million for the three months ended September 30, 2016, reflecting an effective tax rate of 40.1%, compared to $2.4 million for the three months ended September 30, 2015, reflecting an effective tax rate of 39.5%.

Comparison of Operating Results for the Nine Months Ended September 30, 2016 and 2015

General.  Net income increased by $936,000, or 8.5%, to $12.0 million for the nine months ended September 30, 2016 from $11.0 million for the nine months ended September 30, 2015.  The increase in net income was due to a $2.7 million increase in interest and dividend income, a $421,000 decrease in non-interest expense and a $147,000 decrease in loan loss provisions that were partially offset by a $1.1 million increase in interest expense, a $659,000 decrease in noninterest income and a $605,000 increase in income taxes.

Net Interest Income.  Net interest income increased by $1.6 million, or 3.9%, to $43.8 million for the nine months ended September 30, 2016 compared to $42.2 million for the nine months ended September 30, 2015.  Interest and dividend income increased by $2.7 million, or 5.8%, due to a $112.2 million increase in the average balance of interest-earning assets.  This was offset by a three basis point decrease in the average yield on interest-earning assets.  Interest expense increased by $1.1 million, or 23.2%, due to a $102.8 million increase in the average balance of interest-bearing liabilities and a six basis point increase in the average cost of interest-bearing liabilities. The interest rate spread and net interest margin were 3.22% and 3.28%, respectively, for the nine months ended September 30, 2016, compared to 3.31% and 3.38%, respectively, for the nine months ended September 30, 2015.  The decreases in the interest rate spread and in the net interest margin can be attributed to a three basis point decrease in the yield on interest-earning assets and a six basis point increase in the cost of interest-bearing liabilities.  The decrease in the yield on interest-earning assets is primarily due to the payoff of higher yielding mortgage loans and the addition of new loans with lower interest rates to the loan portfolio.  The increase in the cost of interest-bearing liabilities is primarily due to a four basis point increase in the cost of savings accounts and a 25 basis point increase in the cost of certificates of deposit, which occurred as new accounts with higher interest rates were opened.

Interest and Dividend Income.  Interest and dividend income increased by $2.7 million, or 5.8%, to $49.6 million for the nine months ended September 30, 2016 from $46.9 million for the nine months ended September 30, 2015.  Interest income on loans increased by $4.3 million, or 12.7%, to $38.1 million for the nine months ended September 30, 2016 from $33.8 million for the nine months ended September 30, 2015.  The increase in interest income on loans occurred due primarily to the increase in the average balance of loans of $172.4 million, or 16.1%, as new loan originations exceeded loan repayments and loan sales. The increase in interest income that occurred because of growth in the loan portfolio was partially offset by a 13 basis point decline in the average loan yield to 4.08% for the nine months ended September 30, 2016.  The decline in the average yield on loans occurred because of repayments on higher-yielding loans and additions of new loans with lower yields to the loan portfolio.  Interest income on investment securities decreased by $1.8 million, or 13.8%, to $11.1 million for the nine months ended September 30, 2016 from $12.9 million for the nine months ended September 30, 2015.  The decrease in interest income on securities occurred primarily because of a $72.6 million decrease in the average securities balance.

Interest Expense.  Interest expense increased by $1.1 million, or 23.2%, to $5.8 million for the nine months ended September 30, 2016.  Interest expense on deposits increased by $877,000, or 25.2%, to $4.4 million for the nine months ended September 30, 2016 from $3.5 million for the nine months ended September 30, 2015. The increase in interest expense on deposits is primarily due to an increase in the average outstanding balance of deposits and the average rate paid on deposits. The average outstanding balance of deposits increased by $79.0 million, or 5.9%, to $1.414 billion for the nine months ended September 30, 2016 compared to $1.335 billion for the nine months ended September 30, 2015.  The average interest rate paid on deposits increased to 0.41% from 0.35% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Interest expense on FHLB advances increased by $334,000, or 76.3%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  The increase in interest expense on FHLB advances was primarily due to a $30.4 million, or 78.9%, increase in the average balance of FHLB advances.  This was partially offset by a two basis point decrease in the average interest rate on FHLB advances to 1.49% for the nine months ended September 30, 2016 compared to 1.51% for the nine months ended September 30, 2015.  Additional advances were obtained to extend the maturity of liabilities and reduce interest rate risk.  Interest expense on securities sold under agreements to repurchase decreased by $120,000, or 15.5%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  The decrease was due to by a $6.7 million, or 10.9%, decrease in the average outstanding balance of securities sold under agreements to repurchase.  The decrease in the average balance of securities sold under agreements to repurchase was augmented by a nine basis point decrease in the average interest rate to 1.59% for the nine months ended September 30, 2016 from 1.68% for the nine months ended September 30, 2015.  The decline in the average balance and interest rate of securities sold under agreements to repurchase occurred as matured borrowings with higher interest rates were paid off.

Provision for Loan Losses.  We recorded provisions for loan losses of $219,000 and $366,000 for the nine months ended September 30, 2016 and 2015, respectively.  The provisions for loan losses included net charge-offs of $23,000 for the nine months ended September 30, 2016 and net recoveries of $5,000 for the nine months ended September 30, 2015.  The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.18% at September 30, 2016 and 2015.  Nonaccrual loans totaled $4.8 million at September 30, 2016, or 0.37% of total loans at that date, compared to $5.4 million of nonaccrual loans at September 30, 2015, or 0.46% of total loans at that date.  Nonaccrual loans as of September 30, 2016 and 2015 consisted primarily of one- to four-family residential real estate loans.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2016 and 2015.  For additional information see note (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income.  The following table summarizes changes in noninterest income between the nine months ended September 30, 2016 and 2015.

	Nine Months Ended
	September 30,		Change
	2016	2015	$ Change	% Change
		(Dollars in thousands)

Service fees on loan and deposit accounts	$1,422	$1,577	$(155)	(9.8)%
Income on bank-owned life insurance	727	770	(43)	(5.6)%
Gain on sale of investment securities	250	476	(226)	(47.5)%
Gain on sale of loans	304	440	(136)	(30.9)%
Other	320	419	(99)	(23.6)%
Total	$3,023	$3,682	$(659)	(17.9)%

Noninterest income decreased by $659,000 for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  During the nine months ended September 30, 2016 and 2015, we received proceeds of $3.9 million and $5.0 million, respectively, from the sale of $3.7 million and $4.6 million, respectively, of held-to-maturity mortgage-backed securities, resulting in gross realized gains of $250,000 and $415,000, respectively. The sale of these mortgage-backed securities, for which we had already collected a substantial portion of the original purchased principal (at least 85%), is in accordance with the Investments — Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of intent to hold remaining securities in the held-to-maturity portfolio to maturity.  In addition, during the nine months ended September 30, 2015, we sold a trust preferred security that was previously written off and recognized a gain of $61,000.  Service fees on loan and deposit accounts decreased by $155,000 primarily due to a decrease in returned item fees, which was offset by an increase in broker fee income. During the nine months ended September 30, 2016 and 2015, we sold $38.6 million and $46.2 million, respectively, of mortgage loans held for sale and recognized gains of $304,000 and $440,000, respectively.

Noninterest Expense.  The following table summarizes changes in noninterest expense between the nine months ended September 30, 2016 and 2015.

	Nine Months Ended
	September 30,		Change
	2016	2015	$ Change	% Change
		(Dollars in thousands)

Salaries and employee benefits	$15,947	$15,759	$188	1.2%
Occupancy	4,285	4,348	(63)	(1.4)%
Equipment	2,683	2,923	(240)	(8.2)%
Federal deposit insurance premiums	596	634	(38)	(6.0)%
Other general and administrative expenses	3,181	3,449	(268)	(7.8)%
Total	$26,692	$27,113	$(421)	(1.6)%

Noninterest expense decreased by $421,000 for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  Equipment expense decreased by $240,000 primarily due to a decrease in data processing expense and equipment leasing expenses.  Other general and administrative expenses decreased by $268,000 primarily due to a reduction in accounting and auditing expenses and in the loss provisions for undrawn lines of credit.  Salaries and employee benefits expense increased by $188,000 to $15.9 million for the nine months ended September 30, 2016 from $15.8 million for the nine months ended September 30, 2015.  The increase in salaries and employee benefits was primarily due to a bank-wide budgeted salary increase of approximately 3.0%, which was effective July 1, 2015, the hiring of additional staff to handle the additional workload associated with an increase in regulatory requirements, increases to retirement, ESOP plan and health insurance expenses, and a decrease in the credit to compensation expense for new loan originations.  The Receivables topic of FASB ASC allows financial institutions to take a credit against compensation expense for the direct cost of originating new loans. The decrease in loan originations during the nine months ended September 30, 2016 compared to the same period in 2015 caused a reduction in deferred loan costs and an increase to compensation expense.  These increases were partially offset by a decrease in loan officer compensation, which occurred primarily because of the decrease in new loan originations and a decrease in equity incentive plan costs related to awards that fully vested during the nine months ended September 30, 2016

Income Tax Expense.  Income taxes were $7.9 million for the nine months ended September 30, 2016, reflecting an effective tax rate of 39.8%, compared to $7.3 million for the nine months ended September 30, 2015, reflecting an effective tax rate of 39.9%.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan repayments, advances from the Federal Home Loan Bank, securities sold under agreements to repurchase, proceeds from loan sales and principal repayments on securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Chief Financial Officer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2016.

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

Our most liquid asset is cash.  The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period.  At September 30, 2016, our cash and cash equivalents totaled $40.5 million. On that date, we had $55.0 million in securities sold under agreements to repurchase outstanding and $69.0 million of Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $578.7 million under Federal Home Loan Bank advances.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2016, we had $58.3 million in loan commitments outstanding, most of which were for fixed-rate loans, and had $27.2 million in unused lines of credit to borrowers.  Certificates of deposit due within one year at September 30, 2016 totaled $147.4 million, or 10.1% of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2017.  We believe, however, based on past experience, that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the nine months ended September 30, 2016 and 2015, we originated $280.7 million and $364.0 million of loans, respectively, and purchased $2.4 million and $10.1 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances, securities sold under agreements to repurchase, stock repurchases and dividend payments.  We experienced net increases in deposits of $19.4 million and $53.3 million for the nine months ended September 30, 2016 and 2015, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provide an additional source of funds.  Federal Home Loan Bank advances remained constant at $69.0 million during the nine months ended September 30, 2016 and increased by $49.0 million during the nine months ended September 30, 2015 to $64.0 million.  We had the ability to borrow up to an additional $578.7 million and $555.1 million from the Federal Home Loan Bank as of September 30, 2016 and December 31, 2015, respectively.  We also utilize securities sold under agreements to repurchase as another borrowing source.  Securities sold under agreements to repurchase remained constant at $55.0 million for the nine months ended September 30, 2016 and decreased by $17.0 million to $55.0 million for the nine months ended September 30, 2015.

Territorial Bancorp Inc. is a separate legal entity from Territorial Savings Bank and must provide for its own liquidity to pay dividends, repurchase shares of its common stock and for other corporate purposes.  Territorial Bancorp Inc.’s primary source of liquidity is dividend payments from Territorial Savings Bank.  The ability of Territorial Savings Bank to pay dividends to Territorial Bancorp Inc. is subject to regulatory requirements.  At September 30, 2016, Territorial Bancorp Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $13.5 million.

Territorial Savings Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  On July 10, 2014, Territorial Savings Bank became a member of the Federal Reserve System.  The Federal Reserve requires that Territorial Savings Bank maintain a Tier 1 Leverage Capital ratio of 9.0% for three years as a condition of membership.  Effective January 1, 2015, the well capitalized threshold for Tier 1 risk-based capital was increased from 6.0% to 8.0% and a new capital standard, common equity tier 1 risk-based capital, was implemented with a 6.5% ratio requirement for a financial institution to be considered well capitalized.  Additionally, effective January 1, 2015, consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions became applicable to savings and loan holding companies over $1.0 billion in assets, such as the Company.  The capital requirements become fully-phased in on January 1, 2019.  At September 30, 2016, Territorial Savings Bank and the Company exceeded all of the fully-phased in regulatory capital requirements and are considered to be “well capitalized” under regulatory guidelines.  The tables below present the fully-phased in capital required to be considered “well-capitalized” as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for Territorial Savings Bank and the Company at September 30, 2016 and December 31, 2015:

(Dollars in thousands)	Required Ratio	Actual Amount	Actual Ratio
September 30, 2016:
Tier 1 Leverage Capital
Territorial Savings Bank (1)	9.00%	$218,674	11.86%
Territorial Bancorp Inc.	5.00%	$233,574	12.66%
Common Equity Tier 1 Risk-Based Capital (2)
Territorial Savings Bank	9.00%	$218,674	25.64%
Territorial Bancorp Inc.	9.00%	$233,574	27.36%
Tier 1 Risk-Based Capital (2)
Territorial Savings Bank	10.50%	$218,674	25.64%
Territorial Bancorp Inc.	10.50%	$233,574	27.36%
Total Risk-Based Capital (2)
Territorial Savings Bank	12.50%	$221,129	25.92%
Territorial Bancorp Inc.	12.50%	$236,029	27.65%

December 31, 2015:
Tier 1 Leverage Capital
Territorial Savings Bank (1)	9.00%	$208,009	11.49%
Territorial Bancorp Inc.	5.00%	$224,877	12.42%
Common Equity Tier 1 Risk-Based Capital (2)
Territorial Savings Bank	9.00%	$208,009	25.79%
Territorial Bancorp Inc.	9.00%	$224,877	27.88%
Tier 1 Risk-Based Capital (2)
Territorial Savings Bank	10.50%	$208,009	25.79%
Territorial Bancorp Inc.	10.50%	$224,877	27.88%
Total Risk-Based Capital (2)
Territorial Savings Bank	12.50%	$210,287	26.07%
Territorial Bancorp Inc.	12.50%	$227,155	28.16%

(1)	As a condition of membership in the Federal Reserve System, Territorial Savings Bank is required to maintain a Tier 1 Leverage Capital ratio of 9.00% for three years beginning on July 10, 2014.
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

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.  Except for a decrease of $479,000 in certificates of deposit and an increase of $31.8 million in loan commitments between December 31, 2015 and September 30, 2016, there have not been any material changes in contractual obligations and funding needs since December 31, 2015.

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

The following table presents our internal calculations of the estimated changes in our EVE as of June 30, 2016 (the latest date for which we have available information) that would result from the designated instantaneous changes in the interest rate yield curve.

					Increase
					(Decrease) in
		Estimated		EVE Ratio as a	EVE Ratio as a
Change in		Increase		Percent of	Percent of
Interest Rates	Estimated EVE	(Decrease) in	Percentage	Present Value	Present Value of
(bp) (1)	(2)	EVE	Change in EVE	of Assets (3)(4)	Assets (3)(4)
(Dollars in thousands)

+400	$205,457	$(20,522)	(9.08)%	13.03%	1.07%
+300	$227,176	$1,197	0.53%	13.67%	1.71%
+200	$244,756	$18,777	8.31%	14.00%	2.04%
+100	$249,269	$23,290	10.31%	13.63%	1.67%
0	$225,979	$—	—%	11.96%	—%
-100	$158,650	$(67,329)	(29.79)%	8.30%	(3.66)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Interest rates on Freddie Mac mortgage-backed securities increased by approximately one basis point between June 30, 2016 and September 30, 2016.  The increase in interest rates has likely not had a material effect on estimated EVE.

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

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2016. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

Except as previously disclosed, there have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2015.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)             Not applicable.

(b)             Not applicable.

(c)             Stock Repurchases.  The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended September 30, 2016

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
		Average Price	Part of Publicly	be Purchased Under
	Total Number of	Paid per	Announced Plans or	the Plans or
Period	Shares Purchased (1)	Share	Programs	Programs (2) (3)
July 1, 2016 through July 31, 2016	—	$—	—	225,600
August 1, 2016 through August 31, 2016	23,812	27.88	—	217,300
September 1, 2016 through September 30, 2016	19,043	28.96	—	217,300

Total	42,855	$28.36	—	217,300

______________________________

(1)	Includes shares repurchased by the Company to pay the exercise price in connection with stock swap or net settlement transactions related to the exercise of stock options.
(2)

On March 7, 2016, our Board of Directors authorized the repurchase of up to 275,000 shares of our common stock.  On June 9, 2016, this repurchase agreement was amended and the new maximum number of shares allowed to be repurchased decreased to 262,500 shares.  We have entered into a Rule 10b5-1 plan with respect to our stock repurchase plan.  This repurchase authorization expired on August 24, 2016.

(3)

On August 29, 2016, our Board of Directors authorized the repurchase of up to 217,300 shares of our common stock.  This repurchase authorization expires on September 9, 2017.  We have entered into a Rule 10b5-1 plan with respect to our stock repurchase plan.

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

TERRITORIAL BANCORP INC.
(Registrant)

Date: November 8, 2016	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and
Chief Executive Officer

Date: November 8, 2016	/s/ Melvin M. Miyamoto
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

101

The following materials from Territorial Bancorp, Inc’s Form 10-Q report for the quarter ended September 30, 2016, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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