Form 10-K
period 2016-12-31
Territorial Bancorp Inc.
filed 2017-03-15
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐  YES  ☒  NO

The aggregate value of the voting common equity held by nonaffiliates of the registrant, computed by reference to the closing price of the registrant’s shares of common stock as of June 30, 2016 ($26.47) was $224.4 million.

As of February 28, 2017, there were 9,805,248 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

PART I

ITEM 1.Business

Territorial Bancorp Inc.

Territorial Bancorp Inc. is a Maryland corporation and owns 100% of the outstanding common stock of Territorial Savings Bank.  On July 10, 2009, we completed our initial public offering of common stock in connection with the mutual-to-stock conversion of Territorial Mutual Holding Company, selling 12,233,125 shares of common stock at $10.00 per share. Since the completion of our initial public offering, we have not engaged in any significant business activity other than owning the common stock of and having savings deposits in Territorial Savings Bank, paying dividends and repurchasing shares of common stock.  At December 31, 2016, we had consolidated assets of $1.878 billion, consolidated deposits of $1.493 billion and consolidated stockholders’ equity of $229.8 million.

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

Available Information

Territorial Bancorp Inc. is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission.  These reports are available for free on our website, www.territorialsavings.net.  Information on our website should not be considered a part of this annual report.  These reports are also on file and a matter of public record with the Securities and Exchange Commission and may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

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

The largest sector of Hawaii’s economy is the visitor industry.  The Hawaii Tourism Authority reported that 8.9 million visitors came to the state in 2016, a 3.0% increase compared to 2015.  The increase in visitor arrivals is primarily due to growth in the number of visitors from the continental United States and Korea.  Total visitor expenditures in 2016 totaled $15.612 billion, a 4.2% increase compared to 2015.

The unemployment rate for the State of Hawaii was 2.9% in December 2016, representing a decrease from a 3.3% rate in December 2015.  Hawaii’s unemployment rate continued to be lower than the 4.7% rate for the entire United States for December 2016. The growth in the visitor and construction industries have supported the local economy and kept the state’s unemployment rate lower than the national rate.  The construction of several new condominium projects and work on the City and County of Honolulu’s mass transit project has increased employment in Hawaii’s construction industry.

The number of sales and the median sale prices of existing single-family homes and condominium units sold increased in 2016 compared to 2015.  On the island of Oahu, the primary real estate market in Hawaii, sales of existing single-family homes totaled 3,678 units for the year ended December 31, 2016, an increase of 6.5% compared to sales in 2015.  The number of condominium sales, a notable portion of the overall housing market, grew by 8.4% in 2016 compared to 2015.  The median price paid on Oahu for a single-family home in December 2016 was $730,000, an increase of 4.3% compared to the median price in December 2015.  The median price paid on Oahu for condominiums in December 2016 was $390,000, an increase of 1.0% compared to the median price in December 2015.

On the island of Maui, the second largest real estate market in Hawaii, sales of existing single-family homes totaled 1,076 units in 2016, a decrease of 1.3% compared to the number of units sold in 2015.  The number of condominium sales totaled 1,310 units in 2016, an increase of 10.2% compared to the number of units sold in 2015.  The median price paid for a single-family home on Maui in December 2016 was $636,750, an increase of 9.8% compared to the median price in December 2015.  The median price paid on Maui for condominiums in December 2016 was $415,000, a 1.2% increase compared to the median price in December 2015.

In 2016, there were 1,382 bankruptcy filings, a decrease of 11.9% compared to the number of filings in 2015.  The decrease in bankruptcy filings is primarily due to growth in Hawaii’s economy.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in all four counties in the State of Hawaii.  As of June 30, 2016 (the latest date for which information is publicly available), we ranked fifth in FDIC-insured deposit market share in the State of Hawaii (out of 12 banks and thrift institutions with offices in Hawaii), with a 3.7% market share.  As of that date, our largest market share was in the City and County of Honolulu, where we ranked fifth in deposit market share (out of 12 banks and thrift institutions with offices in the City and County) with a 3.9% market share.

Lending Activities

Our primary lending activity is the origination of one- to four-family residential mortgage loans.  To a much lesser extent, we also originate home equity loans and lines of credit, construction, commercial and other nonresidential real estate loans, consumer loans, multi-family mortgage loans and commercial business loans.

One- to Four-Family Residential Mortgage Loans.  At December 31, 2016, $1.289 billion, or 96.1% of our total loan portfolio, consisted of one- to four-family residential mortgage loans.  We offer conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities generally up to 30 years.  There has been little demand for adjustable-rate mortgage loans in our market area.

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

We originate loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 100%.  We generally require private mortgage insurance for loans with loan-to-value ratios in excess of 80%.  During the year ended December 31, 2016, we originated $9.8 million of one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80%. We offer a variety of credit programs for low- to moderate-income and first-time home purchasers.  These include our first time home purchaser program, where the borrower will receive up to a 50 basis point reduction in points charged in connection with the loan.  We also originate first mortgage loans to lower-income individuals who reside in rural census tracts where the U.S. Department of Agriculture will issue a second mortgage and complete the underwriting of the loan, subject to our review before origination.  We also offer both FHA and VA fixed-rate loans.

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

Home Equity Loans and Lines of Credit.  In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and home equity lines of credit that are secured primarily by one- to four-family residential homes.  Home equity lines of credit have a maximum term of 10 years during which time the borrower is required to make payments to principal based on the amortization of 0.125% of principal outstanding per month.  The borrower is permitted to draw against the line during the entire term.  Our home equity lines of credit are originated with adjustable rates of interest or with fixed rates of interest that convert to adjustable rates of interest after an initial period of up to three years.  Our home equity loans are originated with fixed rates of interest and with terms of up to 30 years.  Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite one- to four-family residential mortgage loans.  Home equity loans may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan, while lines of credit for owner-occupied properties and investment properties may be underwritten with loan-to-value ratios of 80% and 65%, respectively, when combined with the principal balance of the existing mortgage loan.  We require appraisals on home equity loans and lines of credit.  At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral.  At December 31, 2016, the outstanding balance of home equity loans totaled $2.2 million, or 0.2% of our total loan portfolio, and the outstanding balance of home equity lines of credit totaled $12.6 million, or 0.9% of our total loan portfolio.

Nonresidential Real Estate Loans.  Our nonresidential real estate loans consist primarily of commercial real estate loans and construction loans for residential real estate projects.  These loans totaled $23.3 million, or 1.7% of our loan portfolio as of December 31, 2016.  The commercial real estate properties primarily include owner-occupied light industrial properties.  We generally seek to originate commercial real estate loans with initial principal balances of $1.0 million or less.  Loans secured by commercial real estate totaled $9.3 million, or 0.7%, of our total loan portfolio at December 31, 2016, and consisted of 11 loans outstanding with an average loan balance of approximately $841,000.  All of our nonresidential real estate loans are secured by properties located in our primary market area.  At December 31, 2016, our largest commercial real estate loan had a principal balance of $3.0 million and was secured by real property and improvements utilized as an office building.  This loan was performing in accordance with its original terms at December 31, 2016.

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

We also originate a limited amount of construction loans to experienced developers, almost exclusively for the construction of residential real estate projects.  Construction loans are also made to individuals for the construction of their personal residences.  Construction loans to individuals are generally “interest-only” loans during the construction period, and convert to permanent, amortizing loans following the completion of construction.  At December 31, 2016, construction loans totaled $8.7 million, or 0.7% of total loans receivable.  At December 31, 2016, the additional unadvanced portion of these construction loans totaled $1.7 million.

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

We sell loans to assist us in managing interest rate risk.  We sold $48.9 million, $56.2 million and $37.5 million of residential mortgage loans (all fixed-rate loans, with terms of 10 years or longer) during the years ended December 31, 2016, 2015 and 2014, respectively.  We had five loans totaling $1.6 million classified as held for sale at December 31, 2016.

We sell our loans without recourse, except for normal representations and warranties provided in sales transactions.  Since 2009, we having been selling loans primarily on a servicing released basis where servicing is transferred to a third-party at the time the loan is sold.  Prior to 2009, most of our loans sales were conducted on a servicing retained basis.   At December 31, 2016, we were servicing loans owned by others with a principal balance of $41.5 million.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.  We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities.  For the year ended December 31, 2016, we received servicing fees of $128,000.  At December 31, 2016, substantially all of the loans serviced for Freddie Mac and Fannie Mae were performing in accordance with their contractual terms and we believe that there are no material repurchase obligations associated with these loans.

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

Our current investment policy permits investments in securities issued by the United States Government as well as mortgage-backed securities and direct obligations of Fannie Mae, Freddie Mac and Ginnie Mae.  The investment policy also permits, with certain limitations, investments in certificates of deposit, bank-owned life insurance, collateralized mortgage obligations, trust preferred securities, municipal securities and stock in the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank (FRB).  We purchased stock in the FHLB in order to obtain services such as demand deposit accounts, certificates of deposit, security safekeeping services and borrowings in the form of advances.  As a member of the Federal Reserve System, we are required to hold stock in the FRB.

Our current policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.  As of December 31, 2016, we held no asset-backed securities other than mortgage-backed securities.  As a state savings bank, Territorial Savings Bank is not permitted to invest in equity securities.  This general restriction does not apply to Territorial Bancorp Inc.

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

Our held-to-maturity securities at December 31, 2016 consisted primarily of securities with the following carrying values: $399.1 million of mortgage-backed securities, $7.4 million of collateralized mortgage obligations and $1.2 million of trust preferred securities that were issued by pools of issuers consisting primarily of financial institution holding companies.  At December 31, 2016, all of our mortgage-backed securities and collateralized mortgage obligations were issued by Fannie Mae, Freddie Mac or Ginnie Mae.  At December 31, 2016, there were no securities classified as available-for-sale.  At December 31, 2016, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Securities” for a discussion of the recent performance of our securities portfolio.  The fair values of our securities are usually based on published or securities dealers’ market values.

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

Sources of Funds

General.  Deposits traditionally have been our primary source of funds for our investment and lending activities.  We also borrow from the Federal Home Loan Bank and from securities dealers through securities sold under agreements to repurchase to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds.  Our additional sources of funds are loan and security repayments, maturing investments, retained earnings, income on other earning assets and the proceeds of loan and security sales.

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

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank and funds borrowed from securities sold under agreements to repurchase.  At December 31, 2016, our Federal Home Loan Bank advances totaled $69.0 million, or 4.2% of total liabilities, and securities sold under agreements to repurchase totaled $55.0 million, or 3.3% of total liabilities.  At December 31, 2016, we had access to additional Federal Home Loan Bank advances of up to $577.9 million.  Advances from the Federal Home Loan Bank are secured by our investment in the common stock of the Federal Home Loan Bank as well as by a blanket pledge on our assets not otherwise pledged.  Securities sold under agreements to repurchase are secured by mortgage-backed securities.

Subsidiary Activities

Territorial Savings Bank owns 100% of the common stock of Territorial Financial Services, Inc., a Hawaii corporation that engages primarily in insurance activities.  At December 31, 2016, Territorial Savings Bank’s investment in Territorial Financial Services, Inc. was $12,000, and Territorial Financial Services, Inc. had assets of $77,000 at that date.  Territorial Savings Bank also owns 100% of the common stock of Territorial Real Estate Co., Inc., an inactive Hawaii corporation that is authorized to manage and dispose of problem real estate.

Personnel

As of December 31, 2016, we had 265 full-time employees and 11 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

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

Minimum Tax.  The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.”  The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount.  Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  At December 31, 2016 and 2015, Territorial Bancorp Inc. had no alternative minimum tax credit carryforward.

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At December 31, 2016 and 2015, Territorial Savings Bank had no net operating loss carryforward for federal income tax purposes.

Corporate Dividends.  We may exclude from our income 100% of dividends received from Territorial Savings Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns.  Territorial Bancorp Inc.’s 2011 federal income tax return was audited in 2013.  The audit did not result in any material changes to the federal income tax return.  Tax years 2013 to 2015 currently remain subject to examination by the IRS.

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

Territorial Bancorp Inc.’s state franchise tax returns have not been audited in the most recent five-year period.  Tax years 2013 to 2015 currently remain subject to examination by the Department of Taxation of the State of Hawaii.

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

Federal Banking Regulation

Capital Requirements.  Federal regulations require federally insured depository institutions to meet several minimum capital standards:  a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8%, and a 4% Tier 1 capital to total assets leverage ratio.  The current capital requirements were effective January 1, 2015 and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision (BASEL III) and certain requirements of the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”).

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

At December 31, 2016, Territorial Savings Bank’s regulatory capital exceeded that required by the revised capital requirement.

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

At December 31, 2016, Territorial Savings Bank met the criteria for being considered “well-capitalized.”

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

The Federal Deposit Insurance Corporation charges insured depository institutions premiums to maintain the Deposit Insurance Fund.  Under the Federal Deposit Insurance Corporation’s risk-based assessment system, institutions deemed less risky pay lower assessments.  Assessments for institutions of less than $10 billion of assets are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years.  That system, effective July 1, 2016, replaces the previous system under which institutions were placed in risk categories.

The Dodd-Frank Act required the Federal Deposit Insurance Corporation to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits.  The Federal Deposit Insurance Corporation finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.  In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for insured institutions of less than $10 billion in total assets to 1.5 basis points to 30 basis points, effective July 1, 2016.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the quarter ended December 31, 2016, equaled 0.56 basis points of total assets less tangible capital.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020.  The Dodd-Frank Act requires insured institutions with assets of $10 billion or more to fund the increase from 1.15% to 1.35% and, effective July 1, 2016, such institutions are subject to a surcharge to achieve that goal.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation, and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long-range fund ratio of 2%.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  Management cannot predict what insurance assessment rates will be in the future.

Federal Home Loan Bank System.  Territorial Savings Bank is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of Des Moines, Territorial Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2016, Territorial Savings Bank held $4.9 million of capital stock in the Federal Home Loan Bank of Des Moines and was in compliance with this requirement.

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

Permissible Activities. The business activities of Territorial Bancorp Inc. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity.  The Dodd-Frank Act specifies that any savings and loan holding company that engages in activities permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity.  Territorial Bancorp Inc. has not elected financial holding company status.  A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations.

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

Capital.  Savings and loan holding companies have historically not been subject to specific regulatory capital requirements.  The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Instruments such as cumulative preferred stock and trust preferred securities are no longer includable as Tier 1 capital, as was previously the case with bank holding companies, subject to certain grandfathering.  The previously discussed final rule regarding regulatory capital requirements implements this Dodd-Frank Act requirement as to savings and loan holding companies.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions applied to savings and loan holding companies as of January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer for savings and loan holding companies is being phased in between 2016 and 2019.

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

Qualified Thrift Lender Test

In order for Territorial Bancorp Inc. to continue to be regulated as a savings and loan holding company (rather than bank holding company) when Territorial Savings Bank converted from a federal savings bank to a Hawaii savings bank, Territorial Savings Bank is required to satisfy the same qualified thrift lender (“QTL”) test that it did as federal savings bank.  The QTL test requires Territorial Savings Bank to either qualify as a “domestic building and loan association” as defined by the Internal Revenue Code or maintain at least 65% of “portfolio assets” in “qualified thrift investments,” primarily residential mortgages and related investments, including mortgage-backed and related securities.  A savings institution that fails the QTL test must operate under specified restrictions and may be subject to enforcement action.  Territorial Savings Bank was in compliance with the QTL test at December 31, 2016.

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

ITEM 1A.Risk Factors

Historically low interest rates may adversely affect our net interest income and profitability.

In recent years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has been one factor contributing to the increase in our interest rate spread as interest rates decreased.  However, our ability to lower our interest expense continues to be limited since our cost of funds at December 31, 2016 is relatively low while the average yield on our interest-earning assets may continue to decrease as our higher yielding loans and securities are paid off.  Accordingly, our net interest income may be adversely affected and may even decrease, which may have an adverse effect on our profitability.

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

As a result of our focus on one- to four-family residential real estate loans and the low demand for adjustable-rate loans in our market area, the interest rates we earn on our loans are generally fixed for long periods of time.  Additionally, many of our securities investments are of long maturities with fixed interest rates.  Like many savings institutions, our focus on deposit accounts as a source of funds, which have no stated maturity date or shorter contractual maturities than loans, results in our liabilities having a shorter duration than our assets.  For example, as of December 31, 2016, 94.6% of our loans had maturities of 15 years or longer, while 52.2% of our certificates of deposits had maturities of one year or less.  This imbalance can create significant earnings volatility, because market interest rates change over time.  In a period of rising interest rates, the interest income earned on our assets, such as loans and investments, likely will not increase as rapidly as the interest paid on our liabilities, such as deposits.  Furthermore, our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand.  In a period of declining interest rates, the interest income earned on our assets likely will decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities, thereby requiring us to reinvest these cash flows at lower interest rates.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities and the fair value of mortgage servicing assets.  A reduction in interest rates results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their loans in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans.  Potential reduction, or impairment, to the fair value of mortgage servicing assets generally occurs as market interest rates decline.  Alternatively, an increase in market interest rates generally causes an increase in the fair value of mortgage servicing assets.

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At December 31, 2016, the fair value of our investment in held-to-maturity securities totaled $407.9 million.  Net unrealized gains on these securities totaled $266,000 at December 31, 2016.

At December 31, 2016, our “rate shock” analysis indicated that our economic value of equity (the difference between the market value of our assets and the market value of our liabilities with adjustments made for off-balance sheet items) would decrease by $20.2 million if there was an instantaneous 200 basis point increase in market interest rates.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Our lending activities provide lower interest rates than financial institutions that originate more commercial loans.

Our principal lending activity consists of originating one- to four-family residential real estate mortgage loans.  As of December 31, 2016, these loans totaled $1.289 billion or 96.1% of total loans.  We originate our loans with a focus on limiting credit risk and not to generate the highest return or create the greatest difference between the yield on our interest-earning assets and our cost of funds (interest rate spread).

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

We owned a share of trust preferred security PreTSL XXIII with an adjusted cost basis and fair value of $1.2 million at December 31, 2016.  PreTSL XXIII is a debt obligations issued by an issuer pool (Preferred Term Securities

XXIII, Ltd. co-marketed by Keefe, Bruyette & Woods, Inc. and FTN Financial Capital Markets) consisting primarily of holding companies for Federal Deposit Insurance Corporation-insured financial institutions.  This security is a Class D security, and was originated with a credit rating of BBB.  As of December 31, 2016, PreTSL XXIII is rated C by Fitch.

Our investment in PreTSL XXIII was determined to be other-than-temporarily impaired as the present value of cash flows was lower than the amortized cost basis of the security.  We recorded an impairment charge of $2.4 million in the year ended December 31, 2010.  When the impairment charge of $2.4 million on PreTSL XXIII was recorded, the security was written down to its fair value of $32,000.  The book value of our investment in PreTSL XXIII has risen from $32,000 to $1.2 million based on an increase in fair value which has occurred with an increase in the present value of cash flows from this security.  The difference between the original outstanding principal balance of $3.5 million and the impairment charge of $2.4 million was reported as other comprehensive loss and is related to noncredit factors such as an inactive trust preferred securities market.

It is reasonably possible that the fair value of PreTSL XXIII could decline in the near term if the overall economy and the financial condition of some of the issuers deteriorate further and the liquidity of this security remains low.  As a result, there is a risk that the Company’s remaining amortized cost basis of $1.2 million in PreTSL XXIII could be credit-related other-than-temporarily impaired in the near term.  The impairment could be material to the Company’s consolidated statement of income.

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

For the year ended December 31, 2016, we received no interest payments on the trust preferred security.  The continued failure of the trust preferred issuers to make interest payments for any quarter will reduce our earnings during that quarter.

The following table sets forth information with respect to this security as of December 31, 2016:

						Deferrals
					Number of	and
					Financial	Defaults as	Excess
Pool Deal			Unrealized	Credit	Institutions	a % of	Subordination
Name	Book Value	Fair Value	Gain	Rating	in Pool	Collateral	(1)
	(Dollars in Thousands)
PreTSL XXIII	$1,158	$1,163	$5	C	106	22.50%	$—

(1)	Estimated present value of future cash flows in excess of amortized cost basis, assuming that 50% of the security collateral is called in the 10th year following issuance.

A worsening of economic conditions in our market area could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could adversely affect our operations, financial condition and earnings.

Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans.  A deterioration in economic conditions could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•	demand for our products and services may decline;
•	loan delinquencies, problem assets and foreclosures may increase;

•

collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans; and

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Moreover, a significant decline in general economic conditions caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations.  In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

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

At December 31, 2016, our portfolio of commercial real estate, construction and other nonresidential real estate loans totaled $23.3 million, or 1.7% of total loans.  In addition, at December 31, 2016, our portfolio of commercial business loans totaled $3.9 million, or 0.3% of total loans.  These loans generally expose us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and income stream of the borrowers.  Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance.  While our allowance for loan losses was 0.2% of total loans at December 31, 2016, material additions to our allowance could materially decrease our net income.

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

Our 2010 Equity Incentive Plan may increase our expenses and reduce our income, and may dilute your ownership interests.

In August 2010, our stockholders approved the Territorial Bancorp Inc. 2010 Equity Incentive Plan.  Stockholders approved the issuance of 736,434 shares of common stock pursuant to restricted stock and the issuance of 976,203 shares of common stock pursuant to stock options.  In 2016, stockholders approved an amendment to the 2010 Equity Incentive Plan authorizing the issuance of an additional 150,000 shares of common stock, as well as the issuance of an additional 250,000 shares of common stock as restricted stock through a combination of (i) the increase in shares authorized for issuance and (ii) a reduction in the number of shares authorized for issuance pursuant to the exercise of stock options.  During 2016, we recognized $1.8 million in noninterest expense relating to this stock benefit plan, and we may recognize additional expenses in the future as additional grants are made.

We may fund the 2010 Equity Incentive Plan either through open market purchases or from the issuance of authorized but unissued shares of common stock.  Our ability to repurchase shares of common stock to fund this plan will be subject to many factors, including, but not limited to, applicable regulatory restrictions on stock repurchases, the availability of stock in the market, the trading price of the stock, our capital levels, alternative uses for our capital and our financial performance.  Our intention is to fund the plan through open market purchases and we have repurchased 3,138,153 shares as of December 31, 2016 under approved stock repurchase programs.  However, stockholders would experience a reduction in ownership interest in the event newly issued shares of our common stock are used to fund stock options and restricted stock awards.

Any future action by the U.S. Congress lowering the federal corporate income tax rate could reduce the value of the Company’s deferred tax assets and result in a corresponding charge against earnings

Deferred tax assets are reported as assets on the Company’s balance sheet and represent the decrease in taxes expected to be paid in the future because of future reversals of temporary differences in the bases of assets and liabilities as measured by enacted tax laws and their bases as reported in the financial statements. As of December 31, 2016, the Company’s deferred tax assets totaled $7.9 million, which include future tax deductions primarily related to depreciation on premises and equipment and employee benefit plans.   The value of the Company’s deferred tax assets is based on the current federal and state tax franchise tax rates.  The President of the United States and members of Congress have announced plans to lower the federal corporate income tax rate from its current level of 35%.  If these plans ultimately result in the enactment of new laws lowering the corporate income tax rate by a material amount, the Company’s deferred tax assets would decline in value and result in a corresponding charge against the Company’s earnings.

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

Tourism is the largest sector of Hawaii’s economy.  The Hawaii Tourism Authority reported visitor arrivals and visitor spending grew by 4.2% and 3.0%, respectively, in 2016 compared to 2015.  A downturn in the tourism industry, and the related loss of jobs or operating income for businesses, could have a significant impact on our ability to originate loans, and the ability of borrowers to repay loans, either of which could adversely affect our financial condition and results of operations.

Reductions in defense spending by the federal government could have a detrimental impact on Hawaii’s economy.

The defense industry is the second largest contributor to Hawaii’s economy after the visitor industry, contributing $11.1 billion and creating thousands of jobs for residents of the State.  Proposals to cut defense and other general spending could have an adverse impact on Hawaii’s economy, which could adversely affect our financial condition and results of operations.

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

Territorial Savings Bank and Territorial Bancorp Inc. met all of these new requirements, including the full 2.5% capital conservation buffer, as if these new requirements had been fully phased in as of December 31, 2016.

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

Territorial Savings Bank became a member of the Federal Reserve Bank of San Francisco in July 2014.  The Federal Reserve Bank, as a condition of membership, requires that Territorial Savings Bank maintain a Tier 1 capital ratio of at least 9.0% through July 2017.

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

Nevertheless, our systems could be compromised and it is possible that significant amounts of time and money may be spent to rectify the harm caused by a breach or hack. While we have general liability insurance and cyber liability insurance, we know there are limitations on coverage as well as dollar amount.  Furthermore, cyber incidents carry a greater risk of injury to our reputation.  Finally, depending on the type of incident, banking regulators can impose restrictions on our business and consumer laws may require reimbursement of customer loss.

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

In addition, the Dodd-Frank Act requires the Consumer Finance Protection Bureau to adopt rules and publish forms that combine certain disclosures that consumers receive in connection with applying for and closing on certain mortgage loans under the Truth in Lending Act and the Real Estate Settlement Procedures Act.  The Consumer Financial Protection Bureau has implemented a final rule to implement this requirement, and the final rule was effective in October 2015.

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

ITEM 1B.Unresolved Staff Comments

Not applicable.

ITEM 2.Properties

We operate from our corporate office in Honolulu, Hawaii, and from our 28 full-service branches located in the State of Hawaii.  The net book value of our premises, land and equipment was $4.3 million at December 31, 2016.  The following table sets forth information with respect to our full-service banking offices, including the expiration date of leases with respect to leased facilities.

AINA HAINA	KAIMUKI	KONA	PEARLRIDGE
Aina Haina Shopping Center	1108 12th Avenue	Crossroads Shopping Center	98-084 Kamehameha Highway
820 West Hind Drive	Honolulu, Oahu 96816	75-1027 Henry Street	Aiea, Oahu 96701
Honolulu, Oahu 96821	12/31/2018	Kailua-Kona, Hawaii 96740	6/30/2022
4/30/2021		8/31/2020

ALA MOANA CENTER	KALIHI-KAPALAMA	LAHAINA	PIIKOI
1450 Ala Moana Boulevard	1199 Dillingham Boulevard	Old Lahaina Center	1159 South Beretania Street
Honolulu, Oahu 96814	Honolulu, Oahu 96817	170 Papalaua Street	Honolulu, Oahu 96814
12/31/2024	8/31/2027	Lahaina, Maui 96761	12/31/2020
3/31/2023

DOWNTOWN	KAMEHAMEHA	LIKE LIKE	SALT LAKE
1000 Bishop Street	SHOPPING CENTER	735 Keeaumoku Street	Salt Lake Shopping Center
Honolulu, Oahu 96813	1620 North School Street	Honolulu, Oahu 96814	848 Ala Lilikoi Street
12/31/2020	Honolulu, Oahu 96817	9/30/2029	Honolulu, Oahu 96818
	6/30/2025	(opening in 2017)	1/31/2021

HAWAII KAI	KANEOHE	MANOA	WAIPAHU
Hawaii Kai Shopping Center	46-005 Kawa Street	Manoa Marketplace	Waipahu Town Center
377 Keahole Street	Kaneohe, Oahu 96744	2752 Woodlawn Drive	94-050 Farrington Highway
Honolulu, Oahu 96825	12/31/2019	Honolulu, Oahu 96822	Waipahu, Oahu 96797
9/30/2018		7/10/2023	12/31/2019

HILO	KAPAHULU	McCULLY	WAIPIO
Waiakea Center	Kilohana Square	1111 McCully Street	Laniakea Plaza
315 Makaala Street	1016 Kapahulu Avenue	Honolulu, Oahu 96826	94-1221 Ka Uka Boulevard
Hilo, Hawaii 96720	Honolulu, Oahu 96816	5/31/2018	Waipahu, Oahu 96797
12/31/2018	11/14/2018		9/30/2021

KAHALA	KAPOLEI	MILILANI
4819 Kilauea Avenue	Ace Center at Kapolei	Town Center of Mililani
Honolulu, Oahu 96816	480 Kamokila Boulevard	95-1249 Meheula Parkway
3/31/2020	Kapolei, Oahu 96709	Mililani, Oahu 96789
	7/31/2019	10/11/2019

KAHULUI	KAUAI	NUUANU
Queen Kaahumanu Center	Kukui Grove Shopping Center	Nuuanu Shopping Center
275 W. Kaahumanu Avenue	4393 Kukui Grove Street	1613 Nuuanu Avenue
Kahului, Maui 96732	Lihue, Kauai 96766	Honolulu, Oahu 96817
12/31/2019	2/28/2018	7/22/2021

KAILUA	KIHEI	PEARL CITY
19 Oneawa Street	Azeka Shopping Center	Pearl City Shopping Center
Kailua, Oahu 96734	1279 South Kihei Road	850 Kamehameha Highway
	Kihei, Maui 96753	Pearl City, Oahu 96782
	1/31/2019	9/22/2019

ITEM 3.Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business.  Except as previously disclosed, at December 31, 2016, we were not involved in any legal proceedings, the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market, Holder and Dividend Information.  Our common stock is traded on the NASDAQ Global Select Market under the symbol “TBNK.”  The approximate number of holders of record of Territorial Bancorp Inc.’s common stock as of February 28, 2017 was 1,156.  Certain shares of Territorial Bancorp Inc. are held in “nominee” or “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.  The following table presents quarterly market and dividend information for Territorial Bancorp Inc.’s common stock for the two years ended December 31, 2016.  The following information with respect to high and low intra-day stock prices was provided by the NASDAQ Global Select Market.

			Dividends
			Declared Per
	High	Low	Share
Year Ended December 31, 2016
Quarter ended December 31, 2016	$33.32	$27.73	$0.38
Quarter ended September 30, 2016	$29.25	$26.22	$0.18
Quarter ended June 30, 2016	$26.74	$24.96	$0.18
Quarter ended March 31, 2016	$27.89	$24.87	$0.18

Year Ended December 31, 2015
Quarter ended December 31, 2015	$29.44	$25.90	$0.27
Quarter ended September 30, 2015	$27.40	$23.85	$0.17
Quarter ended June 30, 2015	$24.34	$22.64	$0.16
Quarter ended March 31, 2015	$23.79	$21.11	$0.16

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

(e) Stock Repurchases. The following table sets forth information in connection with repurchases of our shares of common stock during the fourth quarter of 2016:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
		Average Price	Part of Publicly	be Purchased Under
	Total Number of	Paid per	Announced Plans or	the Plans or
Period	Shares Purchased (1)	Share	Programs	Programs (2)
October 1, 2016 through October 31, 2016	—	$—	—	236,100
November 1, 2016 through November 30, 2016	1,233	28.32	—	236,100
December 1, 2016 through December 31, 2016	16,732	31.92	—	236,100

Total	17,965	$31.67	—	236,100

(1)	Includes shares repurchased by the Company to pay the exercise price in connection with stock swap or net settlement transactions related to the exercise of stock options.
(2)

On or about March 7, 2016, our Board of Directors authorized the repurchase of up to 275,000 shares of our common stock.  We have entered into a Rule 10b5-1 plan with respect to our stock repurchase plan.

(f) Stock Performance Graph.  Set forth below is a stock performance graph comparing (a) the cumulative total return on our shares of common stock between December 31, 2011 and December 31, 2016, (b) the cumulative total return on stocks included in the Total Return Index for the NASDAQ Stock Market (US) over such period, and (c) the cumulative total return on stocks included in the SNL Bank and Thrift Index over such period.  Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that the Company’s stock performance will continue in the future with the same or similar trend depicted in the graph.  The Company will not make or endorse any predictions as to future stock performance.

ITEM 6.Selected Financial Data

The following selected financial data and ratios have been derived, in part, from the consolidated financial statements and notes appearing elsewhere in this annual report.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Selected Financial Condition Data:

Total assets	$1,877,562	$1,821,141	$1,691,897	$1,616,904	$1,574,627
Cash and cash equivalents	61,273	65,919	75,060	75,365	182,818
Investment securities held to maturity	407,656	493,059	572,922	613,436	554,673
Loans receivable, net	1,335,987	1,188,649	968,212	856,542	774,876
Bank-owned life insurance	43,294	42,328	41,303	40,243	31,177
Federal Home Loan Bank stock, at cost	4,945	4,790	11,234	11,689	12,128
Deposits	1,493,200	1,445,103	1,359,679	1,288,709	1,237,847
Federal Home Loan Bank advances	69,000	69,000	15,000	15,000	20,000
Securities sold under agreements to repurchase	55,000	55,000	72,000	72,000	70,000
Stockholders’ equity	229,786	219,641	216,378	212,140	218,972

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Selected Operating Data:

Interest income	$66,073	$63,092	$59,615	$56,175	$60,149
Interest expense	7,844	6,515	6,118	6,282	9,229
Net interest income	58,229	56,577	53,497	49,893	50,920
Provision for loan losses	310	455	360	39	415
Net interest income after provision for loan losses	57,919	56,122	53,137	49,854	50,505
Noninterest income	4,094	4,911	5,177	8,716	7,068
Noninterest expense	34,879	36,499	35,308	35,077	34,438
Income before income taxes	27,134	24,534	23,006	23,493	23,135
Income taxes	10,787	9,786	8,909	8,846	8,297
Net income	$16,347	$14,748	$14,097	$14,647	$14,838

	At or for the Year Ended December 31,
	2016	2015	2014	2013	2012
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.88%	0.84%	0.85%	0.93%	0.95%
Return on average equity (ratio of net income to average equity)	7.20%	6.75%	6.54%	6.71%	6.78%
Interest rate spread (1)	3.19%	3.29%	3.30%	3.22%	3.25%
Net interest margin (2)	3.26%	3.36%	3.37%	3.28%	3.36%
Efficiency ratio (3)	55.96%	59.36%	60.18%	59.85%	59.39%
Noninterest expense to average total assets	1.88%	2.08%	2.13%	2.22%	2.20%
Average interest-earning assets to average interest-bearing liabilities	115.66%	115.86%	115.83%	117.07%	117.38%
Average equity to average total assets	12.25%	12.46%	13.02%	13.82%	13.97%
Basic earnings per share	$1.80	$1.63	$1.53	$1.51	$1.47
Diluted earnings per share	$1.76	$1.59	$1.51	$1.49	$1.45
Dividend payout ratio	52.27%	47.80%	46.36%	41.61%	37.24%

Asset Quality Ratios:
Nonperforming assets to total assets	0.24%	0.30%	0.26%	0.37%	0.28%
Nonperforming loans to total loans	0.34%	0.45%	0.46%	0.69%	0.56%
Allowance for loan losses to nonperforming loans	53.78%	40.00%	37.97%	24.77%	37.95%
Allowance for loan losses to total loans	0.18%	0.18%	0.17%	0.17%	0.22%

Capital Ratios (bank-level only):
Total capital (to risk-weighted assets)	25.59%	26.07%	29.93%	31.99%	36.87%
Common equity Tier 1 capital (to risk-weighted assets) (4)	25.30%	25.79%	n/a	n/a	n/a
Tier I capital (to risk-weighted assets)	25.30%	25.79%	29.68%	31.75%	36.57%
Tier I capital (to total assets)	11.76%	11.49%	12.10%	12.35%	13.13%

Other Data:
Number of full-service offices	28	28	28	28	27
Full-time equivalent employees	271	275	268	274	271

(1)	The average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	Effective January 1, 2015, a new common equity Tier 1 capital standard was implemented.

ITEM 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have continued our focus on originating one- to four-family residential real estate loans.  Our emphasis on conservative loan underwriting has resulted in continued low levels of nonperforming assets.  Our nonperforming assets totaled $4.6 million, or 0.24% of total assets at December 31, 2016, compared to $5.4 million, or 0.30% of total assets at December 31, 2015, and $4.5 million, or 0.26% of total assets at December 31, 2014.  As of December 31, 2016, nonperforming assets consisted primarily of 15 mortgage loans for $4.4 million.  Our nonperforming loans and loss experience has enabled us to maintain a relatively low allowance for loan losses in relation to other peer institutions and correspondingly resulted in low levels of provisions for loan losses.  Our provisions for loan losses were $310,000, $455,000 and $360,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Our operations in recent years have been affected by our efforts to manage our interest rate risk position.  In 2016, 2015 and 2014, we sold $48.9 million, $56.2 million and $37.5 million, respectively, of fixed-rate mortgage loans.  In 2015, the Bank also increased its total long-term fixed rate FHLB advances and securities sold under agreements to repurchase by $37.0 million to reduce our interest rate risk.  See “—Management of Market Risk” for a discussion of the actions we have taken in managing interest rate risk.

Territorial Savings Bank’s investments in mortgage-backed securities and collateralized mortgage obligations have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  These agencies guarantee the payment of principal and interest on the Bank’s mortgage-backed securities.  We do not own any preferred stock issued by Fannie Mae or Freddie Mac.  As of December 31, 2016 and 2015, our additional borrowing capacity at the Federal Home Loan Bank of Des Moines was $577.9 million and $555.1 million, respectively.

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

Since we cannot predict with certainty the amount of loan charge-offs that will be incurred and because the eventual level of loan charge-offs is affected by numerous conditions beyond our control, a range of loss estimates can reasonably be used to determine the allowance for loan losses and the related provisions for loan losses.  In addition, as an integral part of their examination processes, the Federal Reserve Board will periodically review our allowance for loan losses.  The Federal Reserve Board may require that we recognize additions to the allowance for loan losses based on their analysis of information available to them at the time of their examination.  Accordingly, actual results could differ materially from those estimates.

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

Our investment in PreTSL XXIII was determined to be other-than-temporarily impaired and we recorded an impairment charge of $2.4 million in the year ended December 31, 2010.   PreTSL XXIII has an amortized cost and a remaining cost basis of $1.2 million at December 31, 2016 and there is no accumulated other comprehensive loss related to noncredit factors.

See also “Item 1A. Risk Factors” for a discussion on our investment in trust preferred securities.

We evaluated our $4.9 million investment in FHLB stock for other-than-temporary impairment as of December 31, 2016.  Considering the long-term nature of this investment and the liquidity position of the FHLB of Des Moines, our FHLB stock was not considered other-than-temporarily impaired.  As of December 31, 2016, the FHLB of Des Moines has met all of its regulatory capital requirements.  Moody’s Investor Services and Standard and Poor’s have given the FHLB of Des Moines long-term credit ratings of Aaa and AA+, respectively.

We evaluated our $3.1 million investment in FRB stock for other-than-temporary impairment as of December 31, 2016.  Based on the long-term nature of this investment and the liquidity position of the FRB of San Francisco, our FRB stock was not considered to be other-than-temporarily impaired.

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

At December 31, 2016, we used weighted-average discount rates of 4.40% and 4.30% for calculating annual pension expense and projected plan liabilities, respectively, and an expected long-term rate of return on plan assets of 7.50% for calculating annual pension expense.  At December 31, 2015, we used weighted-average discount rates of 4.10% and 4.40% for calculating annual pension expense and projected plan liabilities, respectively, and an expected long-term rate of return on plan assets of 7.50% for calculating annual pension expense.  For both the discount rate and the asset return rate, a range of estimates could reasonably have been used, which would affect the amount of pension expense and pension liability recorded.

A decrease in the discount rate or an increase in the asset return rate would have reduced our pension expense in 2016, while an increase in the discount rate or a decrease in the asset return rate would have the opposite effect.  A 25 basis point decrease in the discount rate assumptions would have decreased our 2016 pension expense by $3,000 and would have increased our year-end 2016 pension liability by $542,000, while a 25 basis point decrease in the asset return rate would have increased our 2016 pension expense by $34,000.

Balance Sheet Analysis

Assets.  At December 31, 2016, our assets were $1.878 billion, an increase of $56.4 million, or 3.1%, from $1.821 billion at December 31, 2015.  The increase was primarily caused by a $147.3 million increase in loans receivable that occurred as loan production exceeded loan sales and repayments.  This was partially offset by a $85.4 million decrease in investment securities that occurred as repayments and sales exceeded purchases.

Cash and Cash Equivalents.  At December 31, 2016, we had $61.3 million of cash and cash equivalents compared to $65.9 million at December 31, 2015.   During 2016, cash and cash equivalents decreased by $4.6 million primarily due to a $147.3 million increase in loans receivable, $8.4 million of common stock dividends paid and $3.3 million of common stock repurchases.  These uses of cash were partially offset by an $85.4 million decrease in investment securities and a $48.1 million increase in deposits.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$1,289,364	96.11%	$1,145,904	95.90%	$926,074	95.08%	$823,273	95.41%	$741,334	94.84%
Multi-family residential	9,551	0.71	9,834	0.82	8,920	0.92	4,877	0.57	6,888	0.88
Construction, commercial and other	23,346	1.74	19,288	1.62	18,415	1.89	13,554	1.57	13,819	1.77
Home equity loans and lines of credit	14,805	1.10	15,333	1.28	15,992	1.64	16,524	1.91	15,202	1.94
Other loans	4,564	0.34	4,543	0.38	4,614	0.47	4,649	0.54	4,481	0.57

Total loans	1,341,630	100.00%	1,194,902	100.00%	974,015	100.00%	862,877	100.00%	781,724	100.00%

Other items:
Unearned fees and discounts, net	(3,191)		(4,087)		(4,112)		(4,849)		(5,176)
Allowance for loan losses	(2,452)		(2,166)		(1,691)		(1,486)		(1,672)

Loans receivable, net	$1,335,987		$1,188,649		$968,212		$856,542		$774,876

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled maturities of our loan portfolio at December 31, 2016.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to four-family		Multi-family residential		Construction, commercial		Home equity loans and
	residential real estate		real estate		and other real estate		lines of credit		Other loans		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
2017	$827	6.15%	$—	—%	$235	7.09%	$339	5.41%	$584	7.89%	$1,985	6.65%
2018 to 2021	1,376	4.94	1,746	5.62	5,164	5.30	3,300	5.58	1,273	5.49	12,859	5.40
2022 and beyond	1,287,161	3.87	7,805	4.48	17,947	4.34	11,166	4.03	2,707	4.75	1,326,786	3.88

Total	$1,289,364	3.87%	$9,551	4.69%	$23,346	4.58%	$14,805	4.41%	$4,564	5.36%	$1,341,630	3.90%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2016 that are contractually due after December 31, 2017.

	Due After December 31, 2017
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$1,286,093	$2,444	$1,288,537
Multi-family residential	8,923	628	9,551
Construction, commercial and other	19,625	3,486	23,111
Home equity loans and lines of credit	2,169	12,297	14,466
Other loans	3,500	480	3,980

Total loans	$1,320,310	$19,335	$1,339,645

Securities.  At December 31, 2016, our securities portfolio totaled $407.7 million, or 21.7% of assets.  At that date, our securities held to maturity consisted of securities with the following amortized costs: $399.1 million of mortgage-backed securities, $7.4 million of collateralized mortgage obligations and $1.2 million of trust preferred securities.  All of the mortgage-backed securities and collateralized mortgage obligations were issued by Fannie Mae, Freddie Mac or Ginnie Mae.  At December 31, 2016, none of the underlying collateral consisted of subprime or Alt-A loans (traditionally defined as nonconforming loans having less than full documentation).  At December 31, 2016, we held no common or preferred stock of Fannie Mae or Freddie Mac.

During the year ended December 31, 2016 our securities portfolio decreased by $85.4 million, or 17.3%, primarily due to repayments and sales exceeding purchases.

The following table sets forth the amortized cost and estimated fair value of our securities portfolio at the dates indicated.

	At December 31,
	2016		2015		2014
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Held to Maturity:
U.S. government sponsored mortgage-backed securities:
Fannie Mae	$145,065	$144,490	$174,947	$175,432	$204,184	$207,000
Freddie Mac	205,227	206,855	249,473	254,515	292,890	302,943
Collateralized mortgage obligations (1)	7,364	7,117	10,668	10,349	17,315	17,178
Ginnie Mae	48,842	48,297	57,055	56,770	57,843	58,899
Total U.S. government sponsored mortgage-backed securities	406,498	406,759	492,143	497,066	572,232	586,020

Trust preferred securities	1,158	1,163	916	916	690	690

Total	$407,656	$407,922	$493,059	$497,982	$572,922	$586,710

(1)	All of our collateralized mortgage obligations have been issued by Fannie Mae, Freddie Mac or Ginnie Mae.

Any unrealized loss on individual mortgage-backed securities as of December 31, 2016, 2015 and 2014 was caused by increases in market interest rates.  All of our mortgage-backed securities are guaranteed by U.S. government-sponsored enterprises or a U.S. government agency.  Since the decline in market value has been attributable to changes in interest rates and not credit quality, we continue to have the intent not to sell these investments, and it is not more likely than not that we will be required to sell such investments prior to the recovery of the amortized cost basis, we have not considered these investments to be other-than-temporarily impaired as of December 31, 2016, 2015 or 2014.

At December 31, 2016, we owned a trust preferred security with an amortized cost of $1.2 million.  This security represents an investment in a pool of debt obligations issued primarily by holding companies of Federal Deposit Insurance Corporation-insured financial institutions.

The trust preferred securities market is considered to be inactive as only six transactions have occurred over the past 60 months in the same tranche of securities that we own and no new issues of pooled trust preferred securities have occurred since 2007.  We used a discounted cash flow model to determine whether these securities are other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.  We used a discount rate equal to three-month LIBOR plus 20.00%.

See also “Item 1A. Risk Factors” for a discussion on our investment in trust preferred securities.

At December 31, 2016, we had no investments in a single company (other than U.S. government sponsored enterprises) or entity that had an aggregate book value in excess of 10% of our consolidated stockholders’ equity.

Portfolio Maturities and Coupons.  The composition and maturities of the investment securities portfolio at December 31, 2016 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  No tax-equivalent adjustments have been made, as we did not hold any tax-free investment securities at December 31, 2016.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Coupon	Cost	Coupon	Cost	Coupon	Cost	Coupon	Cost	Fair Value	Coupon
	(Dollars in thousands)
Held to Maturity:
U.S. government sponsored mortgage-backed securities:
Fannie Mae	$—	—%	$15	4.55%	$50	2.82%	$145,000	3.11%	$145,065	$144,490	3.11%
Freddie Mac	—	—	7	4.82	—	—	205,220	3.25	205,227	206,855	3.25
Collateralized mortgage obligations (1)	—	—	—	—	—	—	7,364	1.68	7,364	7,117	1.68
Ginnie Mae	—	—	—	—	—	—	48,842	2.97	48,842	48,297	2.97
Total U.S. government sponsored mortgage-backed securities	—	—	22	4.64	50	2.82	406,426	3.14	406,498	406,759	3.14
Trust preferred securities	—	—	—	—	—	—	1,158	3.06	1,158	1,163	3.06

Total	$—	—%	$22	4.64%	$50	2.82%	$407,584	3.14%	$407,656	$407,922	3.14%

(1)	All of our collateralized mortgage obligations have been issued by Fannie Mae, Freddie Mac or Ginnie Mae.

Bank-Owned Life Insurance.  We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations.  Bank-owned life insurance also generally provides us noninterest income that is nontaxable.  Interagency federal guidance generally limits our investment in bank-owned life insurance to 25% of the Bank’s Tier 1 capital plus our allowance for loan losses.  At December 31, 2016, this limit was $55.4 million, and we had invested $43.3 million in bank-owned life insurance at that date.

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

During the year ended December 31, 2016, our deposits grew by $48.1 million, or 3.3%.  The increase was caused primarily by our strategy of promoting higher-than-market rates for our passbook and statement savings accounts.  Savings accounts grew by $19.3 million, or 1.9%, and certificates of deposit grew by $12.0 million, or 5.4%, because of the higher interest rates offered.  In addition, checking and Super NOW accounts grew by $14.0 million.  We also believe that the ability to get immediate access to their funds without incurring an early withdrawal penalty appeals to customers.

At December 31, 2016, we had a total of $236.0 million in certificates of deposit, of which $123.2 million had remaining maturities of one year or less.  Based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity.

The following tables set forth the distribution of our average total deposit accounts (including interest-bearing and non-interest-bearing deposits), by account type, for the periods indicated.

	For the Year Ended December 31,
	2016			2015
	Daily		Weighted	Daily		Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)
Deposit type:
Non-interest-bearing	$47,097	3.2%	—%	$43,591	3.1%	—%
Savings accounts	1,017,420	69.5	0.41%	965,754	69.3	0.38%
Certificates of deposit	226,264	15.4	0.76%	225,048	16.2	0.50%
Money market	2,469	0.2	0.41%	1,117	0.1	0.27%
Checking and Super NOW	171,716	11.7	0.02%	156,776	11.3	0.02%

Total deposits	$1,464,966	100.0%	0.42%	$1,392,286	100.0%	0.35%

	For the Year Ended December 31, 2014
	Daily		Weighted
	Average		Average
	Balance	Percent	Rate
	(Dollars in thousands)
Deposit type:
Non-interest-bearing	$36,812	2.8%	—%
Savings accounts	926,080	70.0	0.36%
Certificates of deposit	215,127	16.3	0.50%
Money market	801	0.1	0.25%
Checking and Super NOW	142,726	10.8	0.02%

Total deposits	$1,321,546	100.0%	0.34%

As of December 31, 2016, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $250,000 was $141.6 million.  The following table sets forth the maturity of those certificates as of December 31, 2016.

At
December 31, 2016
(In thousands)
Three months or less	$42,273
Over three months through six months	51,322
Over six months through one year	2,525
Over one year to three years	40,545
Over three years	4,947

Total	$141,612

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank and funds borrowed under securities sold under agreements to repurchase.  At December 31, 2016, our Federal Home Loan Bank advances totaled $69.0 million, or 4.2% of total liabilities, and our securities sold under agreements to repurchase totaled $55.0 million, or 3.3% of total liabilities.  At December 31, 2016, we had the capability to borrow up to $577.9 million in the form of additional advances from the Federal Home Loan Bank.

Our borrowings at December 31, 2016 and 2015 remained constant at $124.0 million.  We have not required any other borrowings to fund our operations.  Instead, we have primarily funded our operations with additional deposits, proceeds from loan and security sales and principal repayments on loans and mortgage-backed securities.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the years indicated.

	At or for the Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance at end of year	$69,000	$69,000	$15,000
Average balance during year	$69,504	$46,186	$15,000
Maximum outstanding at any month end	$69,000	$69,000	$15,000
Weighted average interest rate at end of year	1.49%	1.49%	1.77%
Average interest rate during year	1.49%	1.51%	1.77%

The following table sets forth information concerning balances and interest rates on our securities sold under agreements to repurchase at the dates and for the years indicated.

	At or for the Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance at end of year	$55,000	$55,000	$72,000
Average balance during year	$55,000	$60,014	$72,000
Maximum outstanding at any month end	$55,000	$72,000	$72,000
Weighted average interest rate at end of year	1.57%	1.57%	1.88%
Average interest rate during year	1.57%	1.66%	1.88%

Stockholders’ Equity.  At December 31, 2016, our stockholders’ equity was $229.8 million, an increase of $10.1 million, or 4.6%, from $219.6 million at December 31, 2015.  The increase in stockholders’ equity primarily resulted from net income of $16.3 million, a $2.2 million increase related to the exercise of 125,870 options for common stock, a $2.0 million increase related to share-based compensation awards and a $1.4 million increase due to the allocation of ESOP shares. This was partially offset by $8.4 million of dividends paid and $3.3 million spent to repurchase 118,723 shares of our common stock during the year ended December 31, 2016.

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

	For the Year Ended
	December 31, 2016
	Average
	Outstanding
	Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (1)	$1,210,635	$48,742	4.03%
Multi-family residential	9,686	453	4.68
Construction, commercial and other	23,268	1,059	4.55
Home equity loans and lines of credit	15,493	675	4.36
Other loans	4,441	239	5.38
Total loans	1,263,523	51,168	4.05
Investment securities:
U.S. government sponsored mortgage-backed securities (1)	454,648	14,365	3.16
Trust preferred securities	974	—	0.00
Total securities	455,622	14,365	3.15
Other	64,790	540	0.83
Total interest-earning assets	1,783,935	66,073	3.70
Non-interest-earning assets	68,444
Total assets	$1,852,379

Interest-bearing liabilities:
Savings accounts	$1,017,420	4,162	0.41%
Certificates of deposit	226,264	1,724	0.76
Money market accounts	2,469	10	0.41
Checking and Super NOW accounts	171,716	37	0.02
Total interest-bearing deposits	1,417,869	5,933	0.42
Federal Home Loan Bank advances	69,504	1,035	1.49
Securities sold under agreements to repurchase	55,000	876	1.59
Total interest-bearing liabilities	1,542,373	7,844	0.51
Non-interest-bearing liabilities	83,012
Total liabilities	1,625,385
Stockholders’ equity	226,994
Total liabilities and stockholders’ equity	$1,852,379

Net interest income		$58,229
Net interest rate spread (2)			3.19%
Net interest-earning assets (3)	$241,562
Net interest margin (4)			3.26%
Interest-earning assets to interest-bearing liabilities	115.66%

(footnotes on following page)

	For the Year Ended December 31,
	2015			2014
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (1)	$1,050,352	$43,654	4.16%	$859,541	$37,411	4.35%
Multi-family residential	9,692	459	4.74	4,990	278	5.57
Construction, commercial and other	18,110	837	4.62	18,332	904	4.93
Home equity loans and lines of credit	15,560	709	4.56	15,709	760	4.84
Other loans	4,502	244	5.42	4,653	267	5.74
Total loans	1,098,216	45,903	4.18	903,225	39,620	4.39
Investment securities:
U.S. government sponsored mortgage-backed securities (1)	529,535	16,873	3.19	604,651	19,752	3.27
Trust preferred securities	790	—	—	628	—	—
Total securities	530,325	16,873	3.18	605,279	19,752	3.26
Other	57,147	316	0.55	80,339	243	0.30
Total interest-earning assets	1,685,688	63,092	3.74	1,588,843	59,615	3.75
Non-interest-earning assets	67,486			65,511
Total assets	$1,753,174			$1,654,354

Interest-bearing liabilities:
Savings accounts	$965,754	3,670	0.38%	$926,080	3,369	0.36%
Certificates of deposit	225,048	1,115	0.50	215,127	1,073	0.50
Money market accounts	1,117	3	0.27	801	2	0.25
Checking and Super NOW accounts	156,776	33	0.02	142,726	30	0.02
Total interest-bearing deposits	1,348,695	4,821	0.36	1,284,734	4,474	0.35
Federal Home Loan Bank advances	46,186	697	1.51	15,000	266	1.77
Securities sold under agreements to repurchase	60,014	997	1.66	72,000	1,378	1.91
Total interest-bearing liabilities	1,454,895	6,515	0.45	1,371,734	6,118	0.45
Non-interest-bearing liabilities	79,762			67,164
Total liabilities	1,534,657			1,438,898
Stockholders’ equity	218,517			215,456
Total liabilities and stockholders’ equity	$1,753,174			$1,654,354

Net interest income		$56,577			$53,497
Net interest rate spread (2)			3.29%			3.30%
Net interest-earning assets (3)	$230,793			$217,109
Net interest margin (4)			3.36%			3.37%
Interest-earning assets to interest-bearing liabilities	115.86%			115.83%

(1)	Average balance includes loans or investments available for sale, as applicable.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2016 vs. 2015			2015 vs. 2014
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential	$6,400	$(1,312)	$5,088	$7,835	$(1,592)	$6,243
Multi-family residential	—	(6)	(6)	215	(34)	181
Construction, commercial and other	235	(13)	222	(11)	(56)	(67)
Home equity loans and lines of credit	(3)	(31)	(34)	(7)	(44)	(51)
Other loans	(3)	(2)	(5)	(8)	(15)	(23)
Total loans	6,629	(1,364)	5,265	8,024	(1,741)	6,283
U.S. government sponsored mortgage-backed securities	(2,367)	(141)	(2,508)	(2,403)	(476)	(2,879)
Other	47	177	224	(39)	112	73

Total interest-earning assets	4,309	(1,328)	2,981	5,582	(2,105)	3,477

Interest-bearing liabilities:
Savings accounts	203	289	492	147	154	301
Certificates of deposit	6	603	609	49	(7)	42
Money market accounts	5	2	7	1	—	1
Checking and Super NOW accounts	3	1	4	3	—	3
Total interest-bearing deposits	217	895	1,112	200	147	347
Federal Home Loan Bank advances	347	(9)	338	464	(33)	431
Securities sold under agreements to repurchase	(81)	(40)	(121)	(213)	(168)	(381)

Total interest-bearing liabilities	483	846	1,329	451	(54)	397

Change in net interest income	$3,826	$(2,174)	$1,652	$5,131	$(2,051)	$3,080

Comparison of Operating Results for the Years Ended December 31, 2016, 2015 and 2014

General.  Net income increased by $1.6 million, or 10.8%, to $16.3 million for the year ended December 31, 2016 from $14.7 million for the year ended December 31, 2015.  The increase in net income was caused by a $3.0 million increase in interest income, a $1.6 million decrease in noninterest expense, and a $145,000 decrease in loan loss provisions. The increases were offset by a $1.3 million increase in interest expense, a $1.0 million increase in income tax expense, and an $817,000 decrease in noninterest income.

Net income increased by $651,000, or 4.6%, to $14.7 million for the year ended December 31, 2015 from $14.1 million for the year ended December 31, 2014.  The increase in net income was caused by a $3.5 million increase in interest income.  This was partially offset by a $1.2 million increase in noninterest expense, an $877,000 increase in income tax expense, a $397,000 increase in interest expense, and a $266,000 decrease in noninterest income.

Net Interest Income.  Net interest income increased by $1.7 million, or 2.9%, to $58.2 million for the year ended December 31, 2016 from $56.6 million for the year ended December 31, 2015.  Interest income increased by $3.0 million, or 4.7%, to $66.1 million for the year ended December 31, 2016 from $63.1 million for the year ended December 31, 2015.  The increase in interest income occurred primarily because of a $98.2 million increase in average interest-earning assets, which was partially offset by a four basis point decline in the average yield on interest-earning assets.   Interest expense increased by $1.3 million, or 20.4%, to $7.8 million for the year ended December 31, 2016 from $6.5 million for the year ended December 31, 2015.  The increase in interest expense is due to an $87.5 million increase in average interest-bearing liabilities and a six basis point increase in the average cost of interest-bearing liabilities.  The interest rate spread and net interest margin were 3.19% and 3.26%, respectively, for the year ended December 31, 2016, compared to 3.29% and 3.36% for 2015.  The change in the interest rate spread and net interest margin is due to a decrease in the average yield on interest-earning assets and an increase in the cost of average interest-bearing liabilities.

Net interest income increased by $3.1 million, or 5.8%, to $56.6 million for the year ended December 31, 2015 from $53.5 million for the year ended December 31, 2014.  Interest income increased by $3.5 million, or 5.8%, to $63.1 million for the year ended December 31, 2015 from $59.6 million for the year ended December 31, 2014.  The increase in interest income occurred primarily because of a $96.8 million increase in average interest-earning assets, which was partially offset by a one basis point decline in the average yield on interest-earning assets.   Interest expense increased by $397,000, or 6.5%, to $6.5 million for the year ended December 31, 2015 from $6.1 million for the year ended December 31, 2014.  The increase in interest expense is due to an $83.2 million increase in average interest-bearing liabilities.  The interest rate spread and net interest margin were 3.29% and 3.36%, respectively, for the year ended December 31, 2015, compared to 3.30% and 3.37% for 2014.

Interest Income.  Interest income rose by $3.0 million, or 4.7%, to $66.1 million for the year ended December 31, 2016 from $63.1 million for the year ended December 31, 2015.  Interest income on loans increased by $5.3 million, or 11.5%, to $51.2 million for the year ended December 31, 2016 from $45.9 million for the year ended December 31, 2015.  The increase in interest income on loans occurred because the average balance of loans grew by $165.3 million, or 15.1%, as new loan originations exceeded loan repayments and loan sales.  The increase in interest income that occurred because of growth in the loan portfolio was partially offset by a 13 basis point decline in the average loan yield to 4.05% for the year ended December 31, 2016 compared to 4.18% for the year ended December 31, 2015.  The decline in the average yield on loans occurred because of repayments on higher-yielding loans and the origination of new loans with lower yields.  Interest income on investment securities decreased by $2.5 million, or 14.9%, to $14.4 million for the year ended December 31, 2016 from $16.9 million for the year ended December 31, 2015.  The decrease in interest income on securities occurred primarily because of a $74.7 million decrease in the average securities balance and a three basis point decline in the average investment yield to 3.15% for the year ended December 31, 2016 compared to 3.18% for the year ended December 31, 2015.  The decrease in the average securities balance occurred as repayments and security sales exceeded security purchases.  The repayments on securities were reinvested into higher yielding loans.

Interest income rose by $3.5 million, or 5.8%, to $63.1 million for the year ended December 31, 2015 from $59.6 million for the year ended December 31, 2014.  Interest income on loans increased by $6.3 million, or 15.9%, to $45.9 million for the year ended December 31, 2015 from $39.6 million for the year ended December 31, 2014.  The increase in interest income on loans occurred because the average balance of loans grew by $195.0 million, or 21.6%, as new loan originations exceeded loan repayments and loan sales.  This increase in interest income that occurred because of growth in the loan portfolio was partially offset by a 21 basis point decline in the average loan yield to 4.18% for the year ended December 31, 2015 compared to 4.39% for the year ended December 31, 2014.  The decline in the average yield on loans occurred because of repayments on higher-yielding loans and the origination of new loans with lower yields.  Interest income on investment securities decreased by $2.9 million, or 14.6%, to $16.9 million for the year ended December 31, 2015 from $19.8 million for the year ended December 31, 2014.  The decrease in interest income on securities occurred primarily because of a $75.0 million decrease in the average securities balance and an eight basis point decline in the average investment yield to 3.18% for the year ended December 31, 2015 compared to 3.26% for the year ended December 31, 2014.  The decrease in the average securities balance occurred as repayments and security sales exceeded security purchases.  The repayments on securities were reinvested into higher yielding loans.

Interest Expense.  Interest expense increased by $1.3 million, or 20.4%, to $7.8 million for the year ended December 31, 2016 from $6.5 million for the year ended December 31, 2015.  Interest expense on deposits increased by $1.1 million, or 23.1%, to $5.9 million for the year ended December 31, 2016 from $4.8 million for the year ended December 31, 2015.  The increase in interest expense on deposits is due to a $69.2 million, or 5.1%, increase in the average balance of deposits and a six basis point increase in the average cost of interest-bearing liabilities. The average balance of deposits grew to $1.418 billion during the year ended December 31, 2016 compared to $1.349 billion during the year ended December 31, 2015. Interest rates increased due to an increase in the cost of savings accounts and certificates of deposit. Interest expense on FHLB advances increased by $338,000, or 48.5%, during the year ended December 31, 2016 compared to the year ended December 31, 2015.  The increase in interest expense on FHLB advances was due to a $23.3 million increase in the average balance of FHLB advances.  Additional advances were obtained in 2015 to extend the maturity of liabilities and reduce interest rate risk.  Interest expense on securities sold under agreements to repurchase declined by $121,000, or 12.1%, during the year ended December 31, 2016 compared to the year ended December 31, 2015.  The decrease in interest expense on securities sold under agreements to repurchase was caused by a $5.0 million, or 8.4%, decrease in the average outstanding balance of securities sold under agreements to repurchase.  The decrease in the average balance was augmented by a seven basis point decrease in the average interest rate to 1.59% for the year ended December 31, 2016 compared to 1.66% for the year ended December 31, 2015.  The decline in the average balance of securities sold under agreements to repurchase occurred as the Company paid off matured borrowings in 2015.

Interest expense increased by $397,000, or 6.5%, to $6.5 million for the year ended December 31, 2015 from $6.1 million for the year ended December 31, 2014.  Interest expense on FHLB advances increased by $431,000, or 162.0%, during the year ended December 31, 2015 compared to the year ended December 31, 2014.  The increase in interest expense on FHLB advances was due to a $31.2 million increase in the average balance of FHLB advances.  This was partially offset by a 26 basis point decrease in the average interest rate to 1.51% for the year ended December 31, 2015 compared to 1.77% for the year ended December 31, 2014.  Additional advances were obtained during the year ended December 31, 2015 to extend the maturity of liabilities and reduce interest rate risk.  Interest expense on deposits increased by $347,000, or 7.8%, to $4.8 million for the year ended December 31, 2015 from $4.5 million for the year ended December 31, 2014.  The increase in interest expense on deposits was primarily due to a $64.0 million, or 5.0%, increase in the average balance of deposits. The average balance of deposits grew to $1.349 billion during the year ended December 31, 2015 compared to $1.285 billion during the year ended December 31, 2014.  Interest expense on securities sold under agreements to repurchase declined by $381,000, or 27.6%, during the year ended December 31, 2015 compared to the year ended December 31, 2014.  The decrease in interest expense on securities sold under agreements to repurchase was caused by a $12.0 million, or 16.6%, decrease in the average outstanding balance of securities sold under agreements to repurchase.  The decrease in the average balance was augmented by a 25 basis point decrease in the average interest rate to 1.66% for the year ended December 31, 2015 compared to 1.91% for the year ended December 31, 2014.  The decline in the average balance of securities sold under agreements to repurchase occurred as the Company paid off matured borrowings.

Provision for Loan Losses.  Based on our analysis of the factors described in “—Allowance for Loan Losses,” we recorded provisions for loan losses of $310,000, $455,000 and $360,000 for the years ended December 31, 2016, 2015 and 2014, respectively.  The decrease in loan loss provisions from 2015 to 2016 is primarily due to a decrease in nonperforming loans.  The provisions for loan losses included net charge-offs of $24,000 for the year ended December 31, 2016, net recoveries of $20,000 for the year ended December 31, 2015, and net charge-offs of $155,000 for the year ended December 31, 2014.  The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.18%, 0.18% and 0.17% at December 31, 2016, 2015 and 2014, respectively.  Nonaccrual loans totaled $4.6 million, $5.4 million and $4.5 million at December 31, 2016, 2015 and 2014, respectively.  To the best of our knowledge, at December 31, 2016, 2015 and 2014, we had provided for all losses that are both probable and reasonable to estimate at those respective dates.

Noninterest Income.  The following table summarizes changes in noninterest income for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,			Change 2016/2015		Change 2015/2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)

Service fees on loan and deposit accounts	$1,960	$2,161	$2,022	$(201)	(9.3)%	$139	6.9%
Income on bank-owned life insurance	966	1,026	1,060	(60)	(5.8)%	(34)	(3.2)%
Gain on sale of investment securities	370	701	1,263	(331)	(47.2)%	(562)	(44.5)%
Gain on sale of loans, net	406	503	396	(97)	(19.3)%	107	27.0%
Other	392	520	436	(128)	(24.6)%	84	19.3%
Total	$4,094	$4,911	$5,177	$(817)	(16.6)%	$(266)	(5.1)%

Noninterest income declined by $817,000 for the year ended December 31, 2016 compared to the year ended December 31, 2015.  During the years ended December 31, 2016 and 2015, we sold $5.1 million and $7.0 million, respectively, of held-to-maturity investment securities and recognized gross realized gains of $370,000 and $701,000, respectively.  The sale of held-to-maturity securities, for which the Company had already received a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investments — Debt and Equity Securities topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio.  During the years ended December 31, 2016 and 2015, we also sold $48.9 million and $56.2 million, respectively, of mortgage loans held for sale primarily to reduce interest rate risk and recognized gains of $406,000 and $503,000, respectively.  Service fees on loan and deposit accounts decreased by $201,000 for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to a decrease in return item fees that was partially offset by an increase in broker loan fee income.  The decrease in return item fees occurred because of a change we made in our overdraft loan program in response to regulatory guidance.

Noninterest income declined by $266,000 for the year ended December 31, 2015 compared to the year ended December 31, 2014.  During the years ended December 31, 2015 and 2014, we sold $7.0 million and $18.1 million, respectively, of held-to-maturity and trading investment securities and recognized gains of $701,000 and $1.3 million, respectively.  The sale of held-to-maturity securities, for which the Company had already received a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investments — Debt and Equity Securities topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio.  During the years ended December 31, 2015 and 2014, we also sold $56.2 million and $37.5 million, respectively, of mortgage loans held for sale primarily to reduce interest rate risk and recognized gains of $503,000 and $396,000, respectively.  Service fees on loan and deposit accounts increased by $139,000 for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to an increase in broker loan fee income.

Noninterest Expense.  The following table summarizes changes in noninterest expense for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,			Change 2016/2015		Change 2015/2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)

Salaries and employee benefits	$20,591	$21,497	$20,932	$(906)	(4.2)%	$565	2.7%
Occupancy	5,749	5,809	5,761	(60)	(1.0)%	48	0.8%
Equipment	3,566	3,894	3,701	(328)	(8.4)%	193	5.2%
Federal deposit insurance premiums	743	857	808	(114)	(13.3)%	49	6.1%
Other general and administrative expenses	4,230	4,442	4,106	(212)	(4.8)%	336	8.2%
Total	$34,879	$36,499	$35,308	$(1,620)	(4.4)%	$1,191	3.4%

Noninterest expense decreased by $1.6 million to $34.9 million for the year ended December 31, 2016 from $36.5 million for the year ended December 31, 2015.  Salaries and employee benefits decreased by $906,000 during the year ended December 31, 2016 primarily due to a decrease in share-based compensation, an increase in the capitalized cost of new loan originations and a decrease in year-end incentive compensation accruals.  The reduction in the cost of share-based compensation plans occurred as the majority of awards under our 2010 equity incentive plan became fully vested during the year.  In addition, the origination of new mortgage loans in 2016 increased capitalized loan costs and decreased salary expense.  As new loans are originated, the Bank capitalizes the cost of new loan originations and reduces the salary expense attributable to such originations.  The decrease in equipment expense is primarily due to declines in equipment leasing, depreciation and data processing expenses.  Other general and administrative expenses decreased primarily due to a reduction in accounting and auditing expenses and in the loss provisions for undrawn lines of credit.  Federal deposit insurance premiums declined because of a decrease in the insurance assessment rate on deposits.

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

Income Tax Expense.  Income taxes were $10.8 million for 2016, reflecting an effective tax rate of 39.8%, $9.8 million for 2015, reflecting an effective tax rate of 39.9%, and $8.9 million for 2014, reflecting an effective tax rate of 38.7%.  The effective tax rates in 2016 and 2015 were higher than the effective tax rate in 2014 primarily due to changes in permanent tax benefits related to compensation and share-based compensation plans.

Nonperforming and Problem Assets

When a residential mortgage loan or home equity line of credit is 15 days past due, we attempt personal, direct contact with the borrower to determine when payment will be made.  On the first day of the following month, we mail a letter reminding the borrower of the delinquency, and will send an additional letter when a loan is 60 days or more past due.  If necessary, subsequent late notices are issued and the account will be monitored on a regular basis thereafter.  By the 121st day of delinquency, unless the borrower has made arrangements to bring the loan current, we will refer the loan to legal counsel to commence foreclosure proceedings.  Upon the recommendation of our Vice President of Mortgage Loan Servicing, the Senior Vice President in charge of the Mortgage Loan Servicing Department can shorten these time frames.

Commercial business loans, commercial real estate loans and consumer loans are generally handled in the same manner as residential mortgage loans or home equity lines of credit.  All commercial business loans that are 15 days past due are immediately referred to our senior lending officer.  In addition, we generate past due notices and attempt direct contact with a borrower when a consumer loan is 10 days past due.  Because consumer loans are generally unsecured, we may commence collection procedures earlier for consumer loans than for residential mortgage loans or home equity lines of credit.

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

Nonperforming Assets.  The table below sets forth the amounts and categories of our nonperforming assets (loans and real estate owned) at the dates indicated.

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
First mortgage:
One- to four-family residential	$4,402	$5,282	$4,153	$5,840	$4,246
Construction, commercial and other	—	—	—	—	—
Home equity loans and lines of credit	156	124	296	160	160
Other loans	1	9	4	—	—
Total nonaccrual loans	4,559	5,415	4,453	6,000	4,406

Real estate owned:
Real estate loans:
First mortgage:
One- to four-family residential	—	—	—	—	—
Total real estate owned	—	—	—	—	—

Total nonperforming assets	4,559	5,415	4,453	6,000	4,406

Loans delinquent 90 days or greater and still accruing interest	—	—	—	—	—

Restructured loans still accruing interest:
Real estate loans:
First mortgage:
One- to four-family residential	1,185	1,203	2,005	2,533	2,529
Total restructured loans still accruing interest	1,185	1,203	2,005	2,533	2,529

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$5,744	$6,618	$6,458	$8,533	$6,935

Ratios:
Nonperforming loans to total loans	0.34%	0.45%	0.46%	0.69%	0.56%
Nonperforming assets to total assets	0.24%	0.30%	0.26%	0.37%	0.28%

For the year ended December 31, 2016, gross interest income that would have been recorded had our nonaccruing loans been current in accordance with original terms was $268,000.  For the year ended December 31, 2016, we recognized no interest income on such nonaccruing loans on a cash basis during the year.  For the year ended December 31, 2016, gross interest income due and collected on our accruing restructured loans was $72,000.

The Company had 13 troubled debt restructurings totaling $2.9 million as of December 31, 2016 that were considered to be impaired.  This total included 12 one- to four-family residential mortgage loans totaling $2.8 million and one home equity loan for $107,000.  Five of the loans, totaling $1.2 million, were performing in accordance with their restructured terms and accruing interest at December 31, 2016.  Seven of the loans, totaling $1.6 million, were performing in accordance with their restructured terms but not accruing interest at December 31, 2016.  One of the loans, for $149,000, was more than 149 days delinquent and not accruing interest at December 31, 2016.  The Company had 15 troubled debt restructurings totaling $3.4 million as of December 31, 2015 that were considered to be impaired.  This total included 14 one- to four-family residential mortgage loans totaling $3.3 million and one home equity loan for $120,000.  Four of the loans, totaling $885,000, were performing in accordance with their restructured terms and accruing interest at December 31, 2015.  Nine of the loans, totaling $2.0 million, were performing in accordance with their restructured terms but not accruing interest at December 31, 2015.  One of the loans, for $318,000, was 59 days delinquent and accruing interest at December 31, 2015.  One of the loans, for $149,000, was more than 149 days delinquent and not accruing interest as of December 31, 2015.  There were no new troubled debt restructurings in 2016 or 2015.

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2016
Real estate loans:
First mortgage:
One- to four-family residential	1	$133	4	$1,358	5	$1,491
Home equity loans and lines of credit	1	35	2	49	3	84
Other loans	4	—	1	1	5	1
Total loans	6	$168	7	$1,408	13	$1,576

At December 31, 2015
Real estate loans:
First mortgage:
One- to four-family residential	—	$—	6	$1,615	6	$1,615
Home equity loans and lines of credit	—	—	—	—	—	—
Other loans	3	1	1	10	4	11
Total loans	3	$1	7	$1,625	10	$1,626

At December 31, 2014
Real estate loans:
First mortgage:
One- to four-family residential	2	$736	2	$593	4	$1,329
Home equity loans and lines of credit	—	—	1	161	1	161
Other loans	4	1	1	4	5	5
Total loans	6	$737	4	$758	10	$1,495

At December 31, 2013
Real estate loans:
First mortgage:
One- to four-family residential	1	$612	5	$1,577	6	$2,189
Other loans	9	4	—	—	9	4
Total loans	10	$616	5	$1,577	15	$2,193

At December 31, 2012
Real estate loans:
First mortgage:
One- to four-family residential	1	$152	8	$2,044	9	$2,196
Other loans	1	2	—	—	1	2
Total loans	2	$154	8	$2,044	10	$2,198

Real Estate Owned.  Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned.  When property is acquired it is recorded at estimated fair value at the date of foreclosure less the cost to sell, establishing a new cost basis.  Estimated fair value generally represents the price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions.  Holding costs and declines in estimated fair value result in charges to expense after acquisition.  At December 31, 2016, 2015, 2014, 2013 and 2012, we had no real estate owned.

Classification of Assets.  Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as special mention, substandard, doubtful, or loss assets.  A special mention asset has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the bank’s credit position at some future date.  An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.

We maintain an allowance for loan losses at an amount estimated to equal all credit losses incurred in our loan portfolio that are both probable and reasonable to estimate at a balance sheet date.  Our determination as to the classification of our assets and the amount of our loss allowances is subject to review by our principal federal regulator, the Federal Reserve Board, which can require that we establish additional loss allowances.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of our review of our assets, classified assets totaled $7.0 million at December 31, 2016, and consisted of substandard assets of $6.5 million, special mention assets of $421,000 and no doubtful or loss assets.  The classified assets total at December 31, 2016 included $2.4 million of troubled debt restructurings, $3.4 million of nonperforming loans and $1.2 million of trust preferred securities.  Classified assets totaled $8.1 million at December 31, 2015, and consisted of $7.4 million of substandard assets and $643,000 of special mention assets.  The classified assets at December 31, 2015 included $2.9 of troubled debt restructurings, $4.0 of nonperforming loans and $1.1 million of trust preferred securities.  Effective September 30, 2015, we automatically designate any loan that is 30 to 89 days delinquent as special mention and automatically classify any loan that is delinquent 90 days or more as substandard.  Loans which have been delinquent for fewer days may also be classified in these categories.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Year Ended December 31,
	2016	2015	2014	2013	2012
(Dollars in thousands)
Balance at beginning of year	$2,166	$1,691	$1,486	$1,672	$1,541

Charge-offs:
Real estate loans:
First mortgage:
One- to four-family residential	33	—	118	299	333
Construction, commercial and other	—	—	—	—	8
Home equity loans and lines of credit	—	—	10	50	3
Other loans	28	53	57	146	48
Total charge-offs	61	53	185	495	392

Recoveries:
Real estate loans:
First mortgage:
One- to four-family residential	24	3	9	235	79
Construction, commercial and other	1	11	2	12	8
Home equity loans and lines of credit	—	47	4	7	5
Other loans	12	12	15	16	16
Total recoveries	37	73	30	270	108

Net (charge-offs) recoveries	(24)	20	(155)	(225)	(284)
Provision for loan losses	310	455	360	39	415

Balance at end of year	$2,452	$2,166	$1,691	$1,486	$1,672

Ratios:
Net charge-offs to average loans outstanding	-%	-%	0.02%	0.03%	0.04%
Allowance for loan losses to nonperforming loans at end of year	53.78%	40.00%	37.97%	24.77%	37.95%
Allowance for loan losses to total loans at end of year	0.18%	0.18%	0.17%	0.17%	0.22%

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

	At December 31,
	2016		2015		2014
		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$1,579	96.11%	$1,365	95.90%	$410	95.08%
Multi-family residential	15	0.71	15	0.82	3	0.92
Construction, commercial and other	519	1.74	517	1.62	977	1.89
Home equity loans and lines of credit	2	1.10	3	1.28	5	1.64
Other loans	115	0.34	72	0.38	263	0.47
Total allocated allowance	2,230	100.00	1,972	100.00	1,658	100.00
Unallocated	222	—	194	—	33	—
Total	$2,452	100.00%	$2,166	100.00%	$1,691	100.00%

	At December 31,
	2013		2012
		Percent of		Percent of
		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans
	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$375	95.41%	$585	94.84%
Multi-family residential	1	0.57	5	0.88
Construction, commercial and other	799	1.57	818	1.77
Home equity loans and lines of credit	10	1.91	35	1.94
Other loans	229	0.54	107	0.57
Total allocated allowance	1,414	100.00	1,550	100.00
Unallocated	72	—	122	—
Total	$1,486	100.00%	$1,672	100.00%

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

We continue our efforts to reduce interest rate risk.  In 2016, 2015 and 2014, we sold $48.9 million, $56.2 million and $37.5 million, respectively, of fixed-rate mortgage loans.  In 2015, the Bank also increased its total long-term fixed rate FHLB advances and securities sold under agreements to repurchase by $37.0 million to reduce our interest rate risk.  In addition, we may utilize the following strategies to further reduce our interest rate risk:

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

The following table presents our internal calculations of the estimated changes in our EVE as of December 31, 2016 that would result from the designated instantaneous changes in the interest rate yield curve.

					Increase
					(Decrease) in
		Estimated		EVE Ratio as a	EVE Ratio as a
Change in		Increase		Percent of	Percent of
Interest Rates	Estimated EVE	(Decrease) in	Percentage	Present Value	Present Value of
(bp) (1)	(2)	EVE	Change in EVE	of Assets (3)(4)	Assets (3)(4)
(Dollars in thousands)
+400	$179,026	$(65,939)	(26.92)%	11.77%	(1.37)%
+300	$202,014	$(42,951)	(17.53)%	12.59%	(0.55)%
+200	$224,802	$(20,163)	(8.23)%	13.28%	0.14%
+100	$242,648	$(2,317)	(0.95)%	13.61%	0.47%
0	$244,965	$—	—%	13.14%	—%
(100)	$220,732	$(24,233)	(9.89)%	11.46%	(1.68)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Territorial Savings Bank’s primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan and security repayments, advances from the Federal Home Loan Bank, securities sold under agreements to repurchase, proceeds from loan and security sales and principal repayments on securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Chief Financial Officer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2016.

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

Our most liquid asset is cash.  The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period.  At December 31, 2016, Territorial Savings Bank’s cash and cash equivalents totaled $61.3 million.

If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provide an additional source of funds.  We also utilize securities sold under agreements to repurchase as another borrowing source.  At December 31, 2016, we had the ability to borrow up to an additional $577.9 million from the Federal Home Loan Bank.  Advances from the Federal Home Loan Bank and securities sold under agreements to repurchase remained at $69.0 million and $55.0 million, respectively, during 2016.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2016, we had $50.5 million in loan commitments outstanding, most of which were for fixed-rate loans.  In addition to commitments to originate loans, we had $28.6 million in unused lines of credit to borrowers.  Certificates of deposit due within one year of December 31, 2016 totaled $123.2 million, or 8.2% of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2017.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the years ended December 31, 2016, 2015 and 2014, we originated $389.9 million, $436.0 million and $248.0 million of loans, respectively.  During these years, we purchased $3.8 million, $11.6 million and $43.9 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances, securities sold under agreements to repurchase, stock repurchases and dividend payments.  We experienced net increases in deposits of $48.1 million and $85.4 million for the years ended December 31, 2016 and 2015, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

As a separate legal entity, Territorial Bancorp Inc. is required to have liquidity to fund stock repurchases and dividend payments to shareholders and for other corporate purposes.  As of December 31, 2016, we have 236,100 shares that may be purchased under our current share repurchase program.  Shares repurchased will reduce the amount of shares issued and outstanding.  The repurchased shares may be reissued in connection with share-based compensation plans and for general corporate purposes.  During the years ended December 31, 2016 and 2015, the Company repurchased 38,900 and 373,711 shares, respectively, of the total 3,374,253 and 3,099,253 shares, respectively, authorized by the Board of Directors.  For the years ended December 31, 2016 and 2015, the shares were repurchased at an average cost of $25.96 and $23.73, respectively.  At December 31, 2016 and 2015, on a stand-alone basis, Territorial Bancorp Inc. had cash in banks of $15.3 million and $15.8 million, respectively.

Territorial Savings Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2016, Territorial Savings Bank and the Company exceeded all regulatory capital requirements and are considered to be “well capitalized” under regulatory guidelines.  See Note 23 of the Notes to the Consolidated Financial Statements.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2016.  The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
		More Than	More Than
	One Year	One Year to	Three Years to	More Than
Contractual Obligations	or Less	Three Years	Five Years	Five Years	Total
	(In thousands)
Long-term debt	$25,000	$84,000	$15,000	$—	$124,000
Operating leases	2,876	5,106	3,304	5,796	17,082
Capitalized leases	—	—	—	—	—
Purchase obligations	2,466	460	409	355	3,690
Certificates of deposit	123,183	75,839	37,021	—	236,043
Other long-term liabilities	—	—	—	—	—
Total	$153,525	$165,405	$55,734	$6,151	$380,815
Commitments to extend credit	$50,525	$—	$—	$—	$50,525

Recent Accounting Pronouncements

In May 2014, the FASB amended the Revenue Recognition topic of the FASB ASC.  The amendment seeks to clarify the principles for recognizing revenue as well as to develop common revenue standards for U.S. generally accepted accounting principles and International Financial Reporting Standards.  The amendment is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted. In August 2015, the FASB deferred the effective date of the amendment by one year.  However, entities may still choose to adopt the amendment as of the original effective date.  The Company plans to adopt this amendment on January 1, 2018.  The Company does not expect the adoption of this amendment to have an efffect on most items of income, including interest income and most categories of noninterest income.  The Company is still studying the effects that this amendment will have on certain items of noninterest income, such as commissions earned from insurance and investment sales.  However, the Company does not expect that there will be a material effect on its consolidated financial statements.

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

In January 2016, the FASB amended the Financial Instruments – Overall topic of the FASB ASC.  The amendment addresses several aspects of recognition, measurement, presentation and disclosure of financial instruments.  Included are: (a) a requirement to measure equity investments at fair value, with changes in fair value recognized in net income, (b) a simplification of the impairment assessment of equity investments without readily determinable fair values, (c) the elimination of the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet, and (d) a requirement to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.   The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company has performed a preliminary evaluation and does not expect the adoption of this amendment to have a material effect on its consolidated financial statements.

In February 2016, the FASB amended the Leases topic of the FASB ASC. The primary effects of the amendment will be to recognize lease assets and lease liabilities on the balance sheet and to disclose certain information about leasing arrangements. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company has several lease agreements for branch locations and equipment that will require recognition on the consolidated balance sheets upon adoption of the amendment.  The Company will continue to evaluate the effect of the amendment on the Company’s consolidated financial statements.

In March 2016, the FASB amended the Compensation – Stock Compensation topic of the FASB ASC.  The amendment includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  Some of the key provisions of the amendment require companies to record all excess tax benefits and tax deficiencies as income tax benefit or expense in the income statement rather than additional paid-in capital.  In addition, the amendment requires that excess tax benefits should be reported as an operating activity on the statement of cash flows and increases the amount an employer can withhold for taxes for share-based compensation awards.  The amendment is effective for annual periods beginning after December 15, 2016.  The adoption of this amendment could result in the increased volatility to income tax expense related to excess tax benefits and tax deficiencies for share-based compensation.  The actual amount of the tax benefit or deficiency recognized in income tax expense will depend on the amount of share-based compensation transactions and the stock price at the time of vesting.

In June 2016, the FASB amended various sections of the FASB ASC related to the accounting for credit losses on financial instruments.  The amendment changes the threshold for recognizing losses from a “probable” to an “expected” model.  The new model is referred to as the current expected credit loss model and applies to loans, leases, held-to-maturity investments, loan commitments and financial guarantees.  The amendment requires the measurement of all expected credit losses for financial assets as of the reporting date (including historical experience, current conditions and reasonable and supportable forecasts) and enhanced disclosures which will help financial statement users understand the estimates and judgements used in estimating credit losses and evaluating the credit quality of an organization’s portfolio.  The amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company will apply the amendment’s provisions as a cumulative-effect adjustment to retained earnings at the beginning of the first period the amendment is effective.  The Company is currently evaluating the effects that the adoption of this amendment will have on its consolidated financial statements by gathering the information that is necessary to make the calculations required by the amendment.  This may result in increased credit losses on financial instruments recorded in the consolidated financial statements.

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

ITEM 7A.Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above.

ITEM 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Territorial Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Territorial Bancorp Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years ending December 31, 2016 and 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Territorial Bancorp Inc. as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the two years ending December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Territorial Bancorp Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Portland, Oregon

March 15, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Territorial Bancorp Inc.:

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of Territorial Bancorp. Inc. and subsidiaries for the year ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Territorial Bancorp. Inc. and subsidiaries for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Honolulu, Hawaii
March 13, 2015

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2016 and 2015

(Dollars in thousands, except share data)

	December 31,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$61,273	$65,919
Investment securities held to maturity, at amortized cost (fair value of $407,922 and $497,982 at December 31, 2016 and 2015, respectively)	407,656	493,059
Loans held for sale	1,601	2,139
Loans receivable, net	1,335,987	1,188,649
Federal Home Loan Bank stock, at cost	4,945	4,790
Federal Reserve Bank stock, at cost	3,095	3,022
Accrued interest receivable	4,732	4,684
Premises and equipment, net	4,327	4,903
Bank-owned life insurance	43,294	42,328
Income taxes receivable	122	—
Deferred income tax assets, net	7,905	9,378
Prepaid expenses and other assets	2,625	2,270
Total assets	$1,877,562	$1,821,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,493,200	$1,445,103
Advances from the Federal Home Loan Bank	69,000	69,000
Securities sold under agreements to repurchase	55,000	55,000
Accounts payable and accrued expenses	23,258	25,178
Income taxes payable	1,616	2,095
Advance payments by borrowers for taxes and insurance	5,702	5,124
Total liabilities	1,647,776	1,601,500

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 9,778,974 and 9,659,685 shares at December 31, 2016 and 2015, respectively	98	96
Additional paid-in capital	71,914	70,118
Unearned ESOP shares	(5,872)	(6,361)
Retained earnings	168,962	161,024
Accumulated other comprehensive loss	(5,316)	(5,236)
Total stockholders’ equity	229,786	219,641
Total liabilities and stockholders’ equity	$1,877,562	$1,821,141

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the years ended December 31, 2016, 2015 and 2014
(Dollars in thousands, except per share data)

	2016	2015	2014
Interest income:
Loans	$51,168	$45,903	$39,620
Investment securities	14,365	16,873	19,752
Other investments	540	316	243
Total interest income	66,073	63,092	59,615

Interest expense:
Deposits	5,933	4,821	4,474
Advances from the Federal Home Loan Bank	1,035	697	266
Securities sold under agreements to repurchase	876	997	1,378
Total interest expense	7,844	6,515	6,118

Net interest income	58,229	56,577	53,497
Provision for loan losses	310	455	360

Net interest income after provision for loan losses	57,919	56,122	53,137

Noninterest income:
Service fees on loan and deposit accounts	1,960	2,161	2,022
Income on bank-owned life insurance	966	1,026	1,060
Gain on sale of investment securities	370	701	1,263
Gain on sale of loans, net	406	503	396
Other	392	520	436
Total noninterest income	4,094	4,911	5,177

Noninterest expense:
Salaries and employee benefits	20,591	21,497	20,932
Occupancy	5,749	5,809	5,761
Equipment	3,566	3,894	3,701
Federal deposit insurance premiums	743	857	808
Other general and administrative expenses	4,230	4,442	4,106
Total noninterest expense	34,879	36,499	35,308

Income before income taxes	27,134	24,534	23,006
Income taxes	10,787	9,786	8,909
Net income	$16,347	$14,748	$14,097

Basic earnings per share	$1.80	$1.63	$1.53
Diluted earnings per share	$1.76	$1.59	$1.51
Cash dividends paid per common share	$0.92	$0.76	$0.70
Basic weighted-average shares outstanding	9,093,385	9,073,015	9,211,409
Diluted weighted-average shares outstanding	9,311,975	9,263,267	9,317,323

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
For the years ended December 31, 2016, 2015 and 2014

(Dollars in thousands)

	2016	2015	2014
Net income	$16,347	$14,748	$14,097

Change in unfunded pension liability	(240)	(12)	(1,694)
Change in unrealized loss on securities	147	137	1
Change in noncredit related loss on trust preferred securities	13	27	92
Other comprehensive income (loss), net of tax	(80)	152	(1,601)
Comprehensive income	$16,267	$14,900	$12,496

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2016, 2015 and 2014
(Dollars in thousands, except share data)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity
Balances at December 31, 2013	$101	$77,340	$(7,340)	$145,826	$(3,787)	$212,140

Net income	—	—	—	14,097	—	14,097
Other comprehensive loss	—	—	—	—	(1,601)	(1,601)
Cash dividends paid ($0.70 per share)	—	—	—	(6,634)	—	(6,634)
Share-based compensation	1	2,816	—	—	—	2,817
Allocation of 48,932 ESOP shares	—	547	489	—	—	1,036
Repurchase of 245,645 shares of company common stock	(3)	(5,474)	—	—	—	(5,477)

Balances at December 31, 2014	$99	$75,229	$(6,851)	$153,289	$(5,388)	$216,378

Net income	—	—	—	14,748	—	14,748
Other comprehensive income	—	—	—	—	152	152
Cash dividends paid ($0.76 per share)	—	—	—	(7,013)	—	(7,013)
Share-based compensation	1	3,085	—	—	—	3,086
Allocation of 48,932 ESOP shares	—	720	490	—	—	1,210
Repurchase of 373,711 shares of company common stock	(4)	(8,933)	—	—	—	(8,937)
Exercise of 1,000 options for common stock	—	17	—	—	—	17

Balances at December 31, 2015	$96	$70,118	$(6,361)	$161,024	$(5,236)	$219,641

Net income	—	—	—	16,347	—	16,347
Other comprehensive loss	—	—	—	—	(80)	(80)
Cash dividends paid ($0.92 per share)	—	—	—	(8,409)	—	(8,409)
Share-based compensation	1	2,041	—	—	—	2,042
Allocation of 48,932 ESOP shares	—	864	489	—	—	1,353
Repurchase of 118,723 shares of company common stock	(1)	(3,293)	—	—	—	(3,294)
Exercise of 125,870 options for common stock	2	2,184	—	—	—	2,186
Balances at December 31, 2016	$98	$71,914	$(5,872)	$168,962	$(5,316)	$229,786

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2016, 2015 and 2014
(Dollars in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$16,347	$14,748	$14,097
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	310	455	360
Depreciation and amortization	1,139	1,296	1,389
Deferred income tax expense (benefit)	1,490	(2,223)	(1,122)
Amortization of fees, discounts, and premiums	(715)	(492)	(441)
Origination of loans held for sale	(49,157)	(57,337)	(36,146)
Proceeds from sales of loans held for sale	49,207	56,493	37,704
Gain on sale of loans, net	(406)	(503)	(396)
Net gain on sale of real estate owned	—	(12)	—
Purchases of investment securities held for trading	—	—	(5,041)
Proceeds from sale of investment securities held for trading	—	—	5,071
Gain on sale of investment securities held for trading	—	—	(30)
Gain on sale of investment securities held to maturity	(370)	(701)	(1,233)
Net loss on disposal of premises and equipment	—	4	4
ESOP expense	1,353	1,210	1,036
Share-based compensation expense	2,042	3,086	2,817
Increase in accrued interest receivable	(48)	(248)	(126)
Net increase in bank-owned life insurance	(966)	(1,025)	(1,060)
Net (increase) decrease in prepaid expenses and other assets	(355)	(366)	104
Net increase (decrease) in accounts payable and accrued expenses	(1,081)	249	(2,513)
Net increase in advance payments by borrowers for taxes and insurance	578	1,208	208
Net increase in income taxes receivable	(122)	—	—
Net increase (decrease) in income taxes payable	(479)	1,269	(588)

Net cash from operating activities	18,767	17,111	14,094

Cash flows from investing activities:
Purchases of investment securities held to maturity	(3,803)	(11,606)	(38,826)
Principal repayments on investment securities held to maturity	83,234	85,802	66,317
Proceeds from sale of investment securities held to maturity	5,462	7,718	14,248
Loan originations, net of principal repayments on loans receivable	(146,095)	(220,215)	(111,426)
Purchases of Federal Home Loan Bank stock	(1,075)	(3,120)	—
Proceeds from redemption of Federal Home Loan Bank stock	920	9,564	455
Purchases of Federal Reserve Bank stock	(73)	(97)	(2,925)
Proceeds from sale of real estate owned	—	204	—
Purchases of premises and equipment	(563)	(604)	(973)
Proceeds from disposals of premises and equipment	—	—	7

Net cash from investing activities	(61,993)	(132,354)	(73,123)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2016, 2015 and 2014
(Dollars in thousands)

	2016	2015	2014
Cash flows from financing activities:
Net increase in deposits	$48,097	$85,424	$70,970
Proceeds from advances from the Federal Home Loan Bank	23,000	120,000	—
Repayments of advances from the Federal Home Loan Bank	(23,000)	(66,000)	—
Proceeds from securities sold under agreements to repurchase	—	30,000	—
Repayments of securities sold under agreements to repurchase	—	(47,000)	—
Purchases of Fed Funds	10	10	10
Sales of Fed Funds	(10)	(10)	(10)
Proceeds from exercise of stock options	566	17	—
Repurchases of common stock	(1,674)	(9,326)	(5,612)
Cash dividends paid	(8,409)	(7,013)	(6,634)

Net cash from financing activities	38,580	106,102	58,724

Net decrease in cash and cash equivalents	(4,646)	(9,141)	(305)

Cash and cash equivalents at beginning of the period	65,919	75,060	75,365

Cash and cash equivalents at end of the period	$61,273	$65,919	$75,060

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$7,863	$6,648	$6,055
Income taxes	9,645	10,324	10,478

Supplemental disclosure of noncash investing and financing activities:
Company stock acquired through swap and net settlement transactions	$1,620	$—	$—
Loans transferred to real estate owned	—	192	—
Investments purchased, not settled	—	1,200	—
Investments purchased prior period, settled current period	1,200	—
Company stock repurchased prior period, settled current period	—	389	—

See accompanying notes to consolidated financial statements.

(1)Organization

On July 10, 2009, Territorial Savings Bank completed a conversion from a mutual holding company to a stock holding company.  As part of the conversion, Territorial Mutual Holding Company and Territorial Savings Group, Inc., the former holding companies for Territorial Savings Bank, ceased to exist as separate legal entities, and Territorial Bancorp Inc. became the holding company for Territorial Savings Bank. Upon completion of the conversion and reorganization, a special “liquidation account” was established in an amount equal to the total equity of Territorial Mutual Holding Company as of December 31, 2008.  The liquidation account is to provide eligible account holders and supplemental eligible account holders who maintain their deposit accounts with Territorial Savings Bank after the conversion with a liquidation interest in the unlikely event of the complete liquidation of Territorial Savings Bank after the conversion.  The balance of the liquidation account at December 31, 2016 was $12.2 million.

On June 25, 2014, Territorial Savings Bank converted from a federal savings bank to a Hawaii state-chartered savings bank.  On July 10, 2014, Territorial Savings Bank became a member of the Federal Reserve System.

(2)Summary of Significant Accounting Policies

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

(d)  Investment Securities

The Company classifies and accounts for its investment securities as follows: (1) held-to-maturity debt securities in which the Company has the positive intent and ability to hold to maturity are reported at amortized cost; (2) trading securities that are purchased for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in current earnings; and (3) available-for-sale securities not classified as either held-to-maturity or trading securities are reported at fair value, with unrealized gains and losses excluded from current earnings and reported as a separate component of equity. At December 31, 2016 and 2015, the Company classified all of its investments as held-to-maturity.

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

As of December 31, 2016 and 2015, the Company had not recognized a liability for income tax uncertainties in the accompanying consolidated balance sheets because Management concluded that the Company does not have uncertain tax positions.

The Company recognizes interest and penalties related to tax liabilities in other interest expense and other general and administrative expenses, respectively, in the consolidated statements of income.

Tax years 2013 to 2015 currently remain subject to examination by the Internal Revenue Service and by the Department of Taxation of the State of Hawaii.

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

(o)  Supplemental Employee Retirement Plan (SERP)

The SERP is a noncontributory supplemental retirement plan covering certain current and former employees of the Company.  Benefits in the SERP plan are paid after retirement, in addition to the benefits provided by the Pension Plan.  The Company accrues SERP costs over the estimated period until retirement by charging salaries and employee benefits expense in the consolidated statements of income, with a corresponding credit to accounts payable and accrued expenses in the consolidated balance sheets.

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

(r)  Common Stock Repurchase Program

In 2016, 2014, 2013, 2011 and 2010, the Company adopted common stock repurchase programs in which shares repurchased reduce the amount of shares issued and outstanding.  The repurchased shares may be reissued in connection with share-based compensation plans and for general corporate purposes.  As of December 31, 2016 and 2015, the Company had accumulated repurchases of 3,138,153 and 3,099,253 shares, respectively, of the total 3,374,253 shares authorized by the Board of Directors.  During 2016 and 2015, shares were repurchased at an average cost of $25.96 and $23.73, respectively.

(s)  Bank-Owned Life Insurance

The Company’s investment in bank-owned life insurance is based on cash surrender value.  The Company invests in bank-owned life insurance to provide a funding source for benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Federal regulations generally limit the investment in bank-owned life insurance to 25% of the Bank’s Tier 1 capital plus the allowance for loan losses.  At December 31, 2016, this limit was $55.4 million and the Company had invested $43.3 million in bank-owned life insurance at that date.

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

(u)  Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) amended the Revenue Recognition topic of the FASB Accounting Standards Codification (ASC).  The amendment seeks to clarify the principles for recognizing revenue as well as to develop common revenue standards for U.S. generally accepted accounting principles and International Financial Reporting Standards.  The amendment is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted. In August 2015, the FASB deferred the effective date of the amendment by one year.  However, entities may still choose to adopt the amendment as of the original effective date.  The Company plans to adopt this amendment on January 1, 2018.  The Company does not expect the adoption of this amendment to have an efffect on most items of income, including interest income and most categories of noninterest income.  The Company is still studying the effects that this amendment will have on certain items of noninterest income, such as commissions earned from insurance and investment sales.  However, the Company does not expect that there will be a material effect on its consolidated financial statements.

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

In January 2016, the FASB amended the Financial Instruments – Overall topic of the FASB ASC.  The amendment addresses several aspects of recognition, measurement, presentation and disclosure of financial instruments.  Included are: (a) a requirement to measure equity investments at fair value, with changes in fair value recognized in net income, (b) a simplification of the impairment assessment of equity investments without readily determinable fair values, (c) the elimination of the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet, and (d) a requirement to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.   The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company has performed a preliminary evaluation and does not expect the adoption of this amendment to have a material effect on its consolidated financial statements.

In February 2016, the FASB amended the Leases topic of the FASB ASC. The primary effects of the amendment will be to recognize lease assets and lease liabilities on the balance sheet and to disclose certain information about leasing arrangements. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has several lease agreements for branch locations and equipment that will require recognition on the consolidated balance sheets upon adoption of the amendment.  The Company will continue to evaluate the effect of the amendment on the Company’s consolidated financial statements.

In March 2016, the FASB amended the Compensation – Stock Compensation topic of the FASB ASC.  The amendment includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  Some of the key provisions of the amendment require companies to record all excess tax benefits and tax deficiencies as income tax benefit or expense in the income statement rather than additional paid-in capital.  In addition, the amendment requires that excess tax benefits should be reported as an operating activity on the statement of cash flows and increases the amount an employer can withhold for taxes for share-based compensation awards.  The amendment is effective for annual periods beginning after December 15, 2016.  The adoption of this amendment could result in the increased volatility to income tax expense related to excess tax benefits and tax deficiencies for share-based compensation.  The actual amount of the tax benefit or deficiency recognized in income tax expense will depend on the amount of share-based compensation transactions and the stock price at the time of vesting.

In June 2016, the FASB amended various sections of the FASB ASC related to the accounting for credit losses on financial instruments.  The amendment changes the threshold for recognizing losses from a “probable” to an “expected” model.  The new model is referred to as the current expected credit loss model and applies to loans, leases, held-to-maturity investments, loan commitments and financial guarantees.  The amendment requires the measurement of all expected credit losses for financial assets as of the reporting date (including historical experience, current conditions and reasonable and supportable forecasts) and enhanced disclosures which will help financial statement users understand the estimates and judgements used in estimating credit losses and evaluating the credit quality of an organization’s portfolio.  The amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company will apply the amendment’s provisions as a cumulative-effect adjustment to retained earnings at the beginning of the first period the amendment is effective.  The Company is currently evaluating the effects that the adoption of this amendment will have on its consolidated financial statements by gathering the information that is necessary to make the calculations required by the amendment.  This may result in increased credit losses on financial instruments recorded in the consolidated financial statements.

(3)Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	December 31,	December 31,
(Dollars in thousands)	2016	2015
Cash and due from banks	$9,043	$10,318
Interest-earning deposits in other banks	52,230	55,601
Cash and cash equivalents	$61,273	$65,919

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank.

(4)Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2016:
Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$406,498	$7,285	$(7,024)	$406,759
Trust preferred securities	1,158	5	—	1,163
Total	$407,656	$7,290	$(7,024)	$407,922

December 31, 2015:
Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$492,143	$11,092	$(6,169)	$497,066
Trust preferred securities	916	—	—	916
Total	$493,059	$11,092	$(6,169)	$497,982

The amortized cost and estimated fair value of investment securities at December 31, 2016 are shown below. Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Held-to-maturity:
Due within 5 years	$22	$23
Due after 5 years through 10 years	50	51
Due after 10 years	407,584	407,848
Total	$407,656	$407,922

Realized gains and losses and the proceeds from sales of securities held to maturity and trading are shown in the table below.  Most of the securities which were sold were U.S. government-sponsored mortgage-backed securities.

(Dollars in thousands)	2016	2015	2014
Proceeds from sales	$5,462	$7,719	$19,319
Gross gains	370	701	1,263
Gross losses	—	—	—

In 2016, the Company received proceeds of $5.5 million from the sale of $5.1 million of held-to-maturity mortgage-backed securities, resulting in gross realized gains of $370,000.  In 2015, the Company received proceeds of $7.7 million from the sale of $7.0 million of held-to-maturity mortgage-backed securities, resulting in gross realized gains of $639,000. In 2014, the Company received proceeds of $14.2 million from the sale of $13.0 million of held-to-maturity mortgage-backed securities, resulting in gross realized gains of $1.2 million.  The sale of these mortgage-backed securities, for which the Company had already collected a substantial portion of the outstanding purchased principal (at least 85%), is in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of intent to hold remaining securities in the held-to-maturity portfolio to maturity.

In 2015, the Company received proceeds of $61,000 from the sale of one of the trust preferred securities the Company owned, PreTSL XXIV.  The Company previously wrote off the entire book value of this security when it incurred an other-than-temporary impairment charge in prior years.  The trust preferred security sold was classified in the held-to-maturity portfolio.  Since the credit rating of this security was downgraded, in accordance with the Investment-Debt and Equity Securities topic of the FASB ASC, the sale of this security does not taint management’s intent to hold the remaining securities in the held-to-maturity portfolio.

Investment securities with amortized costs of $239.9 million and $241.4 million at December 31, 2016 and 2015, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities, which were in an unrealized loss position at December 31, 2016 and 2015. The Company does not intend to sell these securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
December 31, 2016
Mortgage-backed securities	$179,741	$5,599	$23,402	$1,425	50	$203,143	$7,024
December 31, 2015
Mortgage-backed securities	$142,810	$3,939	$53,142	$2,230	43	$195,952	$6,169

Mortgage-Backed Securities. The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates subsequent to purchase. All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. Since the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2016 and 2015.

Trust Preferred Securities. At December 31, 2016, the Company owned one trust preferred security, PreTSL XXIII. The trust preferred security represents an investment in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.  This security is classified in the Company’s held-to-maturity investment portfolio.

The trust preferred securities market is considered to be inactive as only six  transactions have occurred over the past 60 months in the same tranche of securities that we own and no new issues of pooled trust preferred securities have occurred since 2007.  We used a discounted cash flow model to determine whether this security is other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in PreTSL XXIII did not incur additional impairment during the years ended December 31, 2016, 2015 and 2014.

PreTSL XXIII has an amortized cost and a remaining cost basis of $1.2 million at December 31, 2016 and there is no accumulated other comprehensive loss related to noncredit factors.

It is reasonably possible that the fair value of the trust preferred security could decline in the near term if the overall economy and the financial condition of some of the issuers deteriorate further and the liquidity of this security remains low.  As a result, there is a risk that the Company’s remaining cost basis of $1.2 million on the trust preferred security could be credit-related other-than-temporarily impaired in the near term.  The impairment, if any, could be material to the Company’s consolidated statements of income.

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)	2016	2015
Balance at January 1,	$2,403	$5,885
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Credit losses on debt securities which were sold	—	(3,482)
Balance at December 31,	$2,403	$2,403

The table below shows the components of accumulated other comprehensive loss, net of taxes, resulting from other-than-temporarily impaired securities:

	December 31,
(Dollars in thousands)	2016	2015
Noncredit losses on other-than-temporarily impaired securities, net of taxes	$—	$147

(5)Federal Home Loan Bank Stock

The Bank, as a member of the FHLB system, is required to obtain and hold shares of capital stock in the FHLB. At December 31, 2016 and 2015, the Bank met such requirement.  At December 31, 2016 and 2015, the Bank owned $4.9 million and $4.8 million, respectively, of capital stock of the FHLB.

The Company evaluated its investment in the stock of the FHLB Des Moines for impairment. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment and the liquidity position of the FHLB Des Moines, the Company did not consider its FHLB stock other-than-temporarily impaired.

(6)Federal Reserve Bank Stock

The Bank, as a member of the Federal Reserve System, is required to hold shares of capital stock of the FRB of San Francisco equal to six percent of capital and surplus of the Bank.  At December 31, 2016 and 2015, the Bank met such requirement.  At December 31, 2016 and 2015, the Bank owned $3.1 million and $3.0 million of capital stock of the FRB of San Francisco.

The Company evaluated its investment in the stock of the FRB of San Francisco for impairment.  Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment and the liquidity position of the FRB of San Francisco, the Company did not consider its FRB stock other-than-temporarily impaired.

(7)Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	December 31,
(Dollars in thousands)	2016	2015
Real estate loans:
First mortgages:
One- to four-family residential	$1,289,364	$1,145,904
Multi-family residential	9,551	9,834
Construction, commercial and other	23,346	19,288
Home equity loans and lines of credit	14,805	15,333
Total real estate loans	1,337,066	1,190,359
Other loans:
Loans on deposit accounts	204	304
Consumer and other loans	4,360	4,239
Total other loans	4,564	4,543
Less:
Net unearned fees and discounts	(3,191)	(4,087)
Allowance for loan losses	(2,452)	(2,166)
Total unearned fees, discounts and allowance for loan losses	(5,643)	(6,253)
Loans receivable, net	$1,335,987	$1,188,649

The table below presents the activity in the allowance for loan losses by portfolio segment:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
2016:
Balance, beginning of year	$1,380	$517	$3	$72	$194	$2,166
Provision (reversal of allowance) for loan losses	223	1	(1)	59	28	310
	1,603	518	2	131	222	2,476
Charge-offs	(33)	—	—	(28)	—	(61)
Recoveries	24	1	—	12	—	37
Net recoveries (charge-offs)	(9)	1	—	(16)	—	(24)
Balance, end of year	$1,594	$519	$2	$115	$222	$2,452

2015:
Balance, beginning of year	$413	$977	$5	$263	$33	$1,691
Provision (reversal of allowance) for loan losses	964	(471)	(49)	(150)	161	455
	1,377	506	(44)	113	194	2,146
Charge-offs	—	—	—	(53)	—	(53)
Recoveries	3	11	47	12	—	73
Net recoveries (charge-offs)	3	11	47	(41)	—	20
Balance, end of year	$1,380	$517	$3	$72	$194	$2,166

2014:
Balance, beginning of year	$376	$799	$10	$229	$72	$1,486
Provision (reversal of allowance) for loan losses	146	176	1	76	(39)	360
	522	975	11	305	33	1,846
Charge-offs	(118)	—	(10)	(57)	—	(185)
Recoveries	9	2	4	15	—	30
Net recoveries (charge-offs)	(109)	2	(6)	(42)	—	(155)
Balance, end of year	$413	$977	$5	$263	$33	$1,691

The Company changed the look-back period that is used to calculate the historical loss rates in 2016 from five to seven years and in 2014 from three to five years.  The longer look-back periods are considered to be more representative of an entire economic cycle because they will include loan charge-offs and recoveries from the recession and the subsequent economic recovery.  The change in the look-back periods did not have a material effect on the allowance for loan losses.

The allowance for loan loss for each segment of the loan portfolio is generally determined by calculating the historical loss of each segment in the look-back period and adding a qualitative adjustment for the following factors:

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

Management considers the allowance for loan losses at December 31, 2016 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions at that date.  While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings.  In addition, as an integral part of their examination process, the Federal Reserve Board will periodically review the allowance for loan losses and may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
December 31, 2016:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,594	519	2	115	222	2,452
Total ending allowance balance	$1,594	$519	$2	$115	$222	$2,452

Loans:
Ending loan balance:
Individually evaluated for impairment	$5,587	$—	$156	$1	$—	$5,744
Collectively evaluated for impairment	1,290,209	23,256	14,656	4,574	—	1,332,695
Total ending loan balance	$1,295,796	$23,256	$14,812	$4,575	$—	$1,338,439

December 31, 2015:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,380	517	3	72	194	2,166
Total ending allowance balance	$1,380	$517	$3	$72	$194	$2,166

Loans:
Ending loan balance:
Individually evaluated for impairment	$6,486	$—	$124	$9	$—	$6,619
Collectively evaluated for impairment	1,145,259	19,175	15,216	4,546	—	1,184,196
Total ending loan balance	$1,151,745	$19,175	$15,340	$4,555	$—	$1,190,815

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

		Unpaid
	Recorded	Principal
(Dollars in thousands)	Investment	Balance
December 31, 2016:
With no related allowance recorded:
One- to four-family residential mortgages	$5,587	$6,469
Home equity loans and lines of credit	156	204
Consumer and other	1	1
Total	$5,744	$6,674

December 31, 2015:
With no related allowance recorded:
One- to four-family residential mortgages	$6,486	$7,307
Home equity loans and lines of credit	124	163
Consumer and other	9	9
Total	$6,619	$7,479

December 31, 2014:
With no related allowance recorded:
One- to four-family residential mortgages	$6,158	$6,775
Home equity loans and lines of credit	296	324
Consumer and other	4	4
Total	$6,458	$7,103

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	Average
	Recorded	Interest Income
(Dollars in thousands)	Investment	Recognized
2016:
With no related allowance recorded:
One- to four-family residential mortgages	$5,743	$72
Home equity loans and lines of credit	161	—
Consumer and other	1	—
Total	$5,905	$72

2015:
With no related allowance recorded:
One- to four-family residential mortgages	$6,642	$71
Home equity loans and lines of credit	131	—
Consumer and other	9	—
Total	$6,782	$71

2014:
With no related allowance recorded:
One- to four-family residential mortgages	$6,383	$118
Home equity loans and lines of credit	309	—
Consumer and other	4	—
Total	$6,696	$118

There were no loans individually evaluated for impairment with a related allowance for loan loss as of December 31, 2016, 2015 or 2014. Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they are written down to fair value at the time of impairment.

The table below presents the aging of loans and accrual status by class of loans:

								Loans
								More Than
								90 Days
	30 - 59	60 - 89	90 Days or					Past Due
	Days Past	Days Past	Greater	Total Past	Loans Not	Total	Nonaccrual	and Still
(Dollars in thousands)	Due	Due	Past Due	Due	Past Due	Loans	Loans	Accruing
December 31, 2016:
One- to four-family residential mortgages	$185	$133	$1,358	$1,676	$1,284,590	$1,286,266	$4,402	$—
Multi-family residential mortgages	—	—	—	—	9,530	9,530	—	—
Construction, commercial and other mortgages	—	—	—	—	23,256	23,256	—	—
Home equity loans and lines of credit	16	35	49	100	14,712	14,812	156	—
Loans on deposit accounts	—	—	—	—	204	204	—	—
Consumer and other	3	—	1	4	4,367	4,371	1	—

Total	$204	$168	$1,408	$1,780	$1,336,659	$1,338,439	$4,559	$—

December 31, 2015:
One- to four-family residential mortgages	$1,354	$—	$1,615	$2,969	$1,138,966	$1,141,935	$5,282	$—
Multi-family residential mortgages	—	—	—	—	9,810	9,810	—	—
Construction, commercial and other mortgages	—	—	—	—	19,175	19,175	—	—
Home equity loans and lines of credit	—	—	—	—	15,340	15,340	124	—
Loans on deposit accounts	—	—	—	—	304	304	—	—
Consumer and other	4	1	10	15	4,236	4,251	9	—

Total	$1,358	$1	$1,625	$2,984	$1,187,831	$1,190,815	$5,415	$—

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

The Company had 19 nonaccrual loans with a book value of $4.6 million at December 31, 2016 and 23 nonaccrual loans with a book value of $5.4 million as of December 31, 2015.  The Company collected interest on nonaccrual loans of $195,000, $233,000 and $244,000 during 2016, 2015 and 2014, respectively, but due to regulatory requirements, the Company recorded the interest as a reduction of principal.  The Company would have recognized additional interest income of $268,000, $312,000 and $204,000 during 2016, 2015, and 2014, respectively, had the loans been accruing interest.  The Company did not have any loans more than 90 days past due and still accruing interest as of December 31, 2016, 2015 or 2014.

There were no loans modified in a troubled debt restructuring during the year ended December 31, 2016 or 2015. There were no new troubled debt restructurings within the past 12 months that subsequently defaulted.

The Company had 13 troubled debt restructurings totaling $2.9 million as of December 31, 2016 that were considered to be impaired. This total included 12 one- to four-family residential mortgage loans totaling $2.8 million and one home equity loan for $107,000.  Five of the loans, totaling $1.2 million, were performing in accordance with their restructured terms and accruing interest at December 31, 2016.   Seven of the loans, totaling $1.6 million, were performing in accordance with their restructured terms but not accruing interest at December 31, 2016.  One of the loans, for $149,000, was more than 149 days delinquent and not accruing interest as of December 31, 2016.  The Company had 15 troubled debt restructurings totaling $3.4 million as of December 31, 2015 that were considered to be impaired. This total included 14 one- to four-family residential mortgage loans totaling $3.3 million and one home equity loan for $120,000. Four of the loans, totaling $885,000, were performing in accordance with their restructured terms and accruing interest at December 31, 2015. Nine of the loans, totaling $2.0 million, were performing in accordance with their restructured terms but not accruing interest at December 31, 2015. One of the loans, for $318,000, was 59 days delinquent and accruing interest as of December 31, 2015. One of the loans, for $149,000, was more than 149 days delinquent and not accruing interest as of December 31, 2015. Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers.  At December 31, 2016, we have no commitments to lend any additional funds to these borrowers.

The Company had no real estate owned as of December 31, 2016 or 2015.  There were four one-to four -family residential mortgage loans totaling $702,000 in the process of foreclosure as of December 31, 2016, and four one-to four-family residential mortgage loans totaling $747,000 in the process of foreclosure as of December 31, 2015.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the years ended December 31, 2016, 2015 and 2014, the Company sold $48.9 million, $56.2 million and $37.5 million, respectively, of mortgage loans held for sale and recognized gains of $406,000, $503,000, and $396,000, respectively.  The Company had five loans held for sale totaling $1.6 million at December 31, 2016 and six loans held for sale totaling $2.1 million at December 31, 2015.

The Company serviced loans for others of $41.5 million, $51.8 million and $60.5 million at December 31, 2016, 2015, and 2014, respectively.  Of these amounts, $2.2 million, $2.8 million, and $3.0 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at December 31, 2016, 2015, and 2014, respectively.  The amount of contractually specified servicing fees earned was $128,000, $153,000 and $179,000 for 2016, 2015, and 2014, respectively.  The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

In the normal course of business, the Company has made loans to certain directors and executive officers under terms which management believes are consistent with the Company’s general lending policies.  Loans to directors and executive officers amounted to $1.4 million at December 31, 2016 and 2015.

(8)Accrued Interest Receivable

The components of accrued interest receivable are as follows:

	December 31,
(Dollars in thousands)	2016	2015
Investment securities	$1,064	$1,310
Loans receivable	3,658	3,369
Interest-bearing deposits	10	5
Total	$4,732	$4,684

(9)Mortgage Servicing Assets

Mortgage servicing assets are created when the Company sells mortgage loans and retains the rights to service the loans.  Mortgage servicing assets are accounted for in accordance with the Transfers and Servicing topic of the FASB ASC and are initially valued at fair value and subsequently at the lower of cost or fair value.  We amortize mortgage servicing assets in proportion to and over the period of estimated net servicing income.  All servicing assets are grouped into categories based on the interest rate and original term of the loan sold.  Mortgage servicing assets related to loan sales are recorded as a gain on sale of loans and totaled $0 and $6,000 for the years ended December 31, 2016 and 2015, respectively.

The table below presents the changes in our mortgage servicing assets:

(Dollars in thousands)	2016	2015
Balance at beginning of year	$426	$505
Additions	—	6
Impairments	(49)	(8)
Amortization	(70)	(77)
Balance at end of year	$307	$426

The table below presents the gross carrying values, accumulated amortization, and net carrying values of our mortgage servicing assets:

	December 31,
(Dollars in thousands)	2016	2015
Gross carrying value	$1,307	$1,356
Accumulated amortization	(1,000)	(930)
Net carrying value	$307	$426

The estimated amortization expense for our mortgage servicing assets for the next five years and all years thereafter are as follows:

(Dollars in thousands)
2017	$49
2018	37
2019	29
2020	25
2021	22
Thereafter	145
Total	$307

The Company uses a discounted cash flow model to determine the fair value of retained mortgage servicing assets.  The discounted cash flow model is also used to assess impairment of servicing assets.  Impairments are recorded as adjustments to amortization expense and included in service fees on loan and deposit accounts in the statements of income.  Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates and cost of servicing.

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

The table below presents the fair values and key assumptions used in determining the fair values of our mortgage servicing assets as of December 31, 2016 and 2015:

	2016	2015
Fair value, beginning of year (in thousands)	$441	$505
Fair value, end of year (in thousands)	368	441

Weighted average discount rate	10.50%	10.00%
Weighted average prepayment speed assumption (PSA prepayment speed)	159.2	178.9
Annual cost to service (per loan)	$65	$60

The PSA prepayment model assumes increasing prepayment rates for the first 30 months of a loan’s term and constant prepayment rates thereafter.

(10)Interest Rate Lock and Forward Loan Sale Commitments

The Company may enter into interest rate lock commitments with borrowers on loans intended to be sold. To manage interest rate risk on the lock commitments, the Company may also enter into forward loan sale commitments.  The interest rate lock commitments and forward loan sale commitments are treated as derivatives and are recorded at their fair values in prepaid expenses and other assets or in accounts payable and accrued expenses.  Changes in fair value are recorded in current earnings.  At December 31, 2016, interest rate locks and forward loan sale commitments on loans held for sale amounted to $8.9 million and $10.5 million, respectively.

The table below presents the location of assets and liabilities related to derivatives:

		Asset Derivatives		Liability Derivatives
	Location on	Fair Value at December 31,		Fair Value at December 31,
(Dollars in thousands)	Balance Sheet	2016	2015	2016	2015
Interest rate contracts	Prepaid expenses and other assets	$104	$71	$—	$—

Interest rate contracts	Accounts payable and accrued expenses	—	—	104	77
Total derivatives		$104	$71	$104	$77

The table below presents the location of gains and losses related to derivatives:

	Location of
	Loss on
(Dollars in thousands)	Statement of Income	2016	2015
Interest rate contracts	Gain on sale of loans	$6	$(14)

(11)Premises and Equipment

Premises and equipment are as follows:

	December 31,
(Dollars in thousands)	2016	2015
Land	$585	$585
Buildings and improvements	1,045	1,040
Leasehold improvements	13,005	12,975
Furniture, fixtures and equipment	5,261	5,145
Automobiles	115	115
	20,011	19,860
Less accumulated depreciation and amortization	(16,066)	(14,961)
	3,945	4,899
Construction in progress	382	4
Total	$4,327	$4,903

Depreciation expense was $1.1 million, $1.3 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(12) Deposits

Deposit accounts by type are summarized with their respective weighted-average interest rates as follows:

	December 31,
	2016		2015
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$47,703	-%	$46,514	-%
Savings accounts	1,022,159	0.41	1,002,893	0.40
Certificates of deposit	236,043	0.96	224,035	0.61
Money market	3,406	0.44	1,766	0.36
Checking and Super NOW	183,889	0.02	169,895	0.02
Total	$1,493,200	0.43%	$1,445,103	0.38%

The maturity of certificate of deposit accounts at December 31, 2016 is as follows (dollars in thousands):

Maturing in:
2017	$123,183
2018	32,445
2019	43,394
2020	17,872
2021	19,149
Total	$236,043

Certificates of deposit with balances greater than or equal to $250,000 totaled $141.6 mllion and $143.0 million at December 31, 2016 and 2015, respectively. Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per account owner.

Interest expense by type of deposit is as follows:

(Dollars in thousands)	2016	2015	2014
Savings	$4,162	$3,670	$3,369
Certificates of deposit and money market	1,734	1,118	1,075
Checking and Super NOW	37	33	30
Total	$5,933	$4,821	$4,474

At December 31, 2016 and 2015, overdrawn deposit accounts totaled $22,000 and $38,000, respectively, and have been reclassified as loans in the consolidated balance sheets.

(13)Advances from the Federal Home Loan Bank

Federal Home Loan Bank advances are secured by a blanket pledge on the Bank’s assets not otherwise pledged. Our credit line with the FHLB DesMoines is equal to 35% of the Bank’s total assets and as of December 31, 2016 and 2015, we had the capacity to borrow an additional $577.9  million and $555.1 million, respectively.

Advances outstanding consisted of the following:

	December 31,
	2016		2015
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Due within one year	$—	—%	$—	—%
Due over 1 year to 2 years	37,000	1.33	—	—
Due over 2 years to 3 years	22,000	1.66	37,000	1.33
Due over 3 years to 4 years	10,000	1.66	22,000	1.66
Due over 4 years to 5 years	—	—	10,000	1.66
Total	$69,000	1.49%	$69,000	1.49%

(14) Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset. Securities sold under agreements to repurchase are summarized as follows:

	2016		2015
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
1 year or less	$25,000	1.46%	$—	—%
Over 1 year to 2 years	—	—	25,000	1.46
Over 2 years to 3 years	25,000	1.66	—	—
Over 3 years to 4 years	5,000	1.65	25,000	1.66
Over 4 years to 5 years	—	—	5,000	1.65
Total	$55,000	1.57%	$55,000	1.57%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at December 31, 2016. The amount at risk is the greater of the carrying value or fair value over the repurchase liability and refers to the potential loss to the Company if the secured lender fails to return the security at the maturity date of the agreement.  All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government sponsored enterprises.  The repurchase liability cannot exceed 90% of the fair value of securities pledged.  In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$62,209	$61,857	$55,000	$7,209	20

(15)Offsetting of Financial Liabilities

Securities sold under agreements to repurchase are subject to a right of offset in the event of default.  See note 14, Securities Sold Under Agreements to Repurchase, for additional information.

			Net Amount of	Gross Amount Not Offset in the
	Gross Amount	Gross Amount	Liabilities	Balance Sheet
	of Recognized	Offset in the	Presented in the	Financial	Cash Collateral
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
December 31, 2016:
Securities sold under agreements to repurchase	$55,000	$—	$55,000	$55,000	$—	$—

December 31, 2015:
Securities sold under agreements to repurchase	$55,000	$—	$55,000	$55,000	$—	$—

(16)Income Taxes

Allocation of federal and state income taxes between current and deferred provisions is as follows:

(Dollars in thousands)	2016	2015	2014
Current
Federal	$7,487	$10,176	$8,047
State	1,810	1,833	1,984
	9,297	12,009	10,031
Deferred
Federal	1,339	(2,147)	(730)
State	151	(76)	(392)
	1,490	(2,223)	(1,122)
Total	$10,787	$9,786	$8,909

The federal statutory corporate tax rate for the years ended December 31, 2016, 2015 and 2014 was 35%. A reconciliation of the tax provision based on the statutory corporate rate on pretax income and the provision for taxes as shown in the accompanying consolidated statements of income is as follows:

(Dollars in thousands)	2016	2015	2014
Income tax expense at statutory rate	$9,497	$8,587	$8,052
Income tax effect of:
Other tax-exempt income	(338)	(359)	(371)
Share-based compensation	68	87	83
State income taxes, net of federal income tax benefits	1,057	1,104	1,035
Other	503	367	110
Total income tax expense	$10,787	$9,786	$8,909
Effective income tax rate	39.75%	39.89%	38.72%

The components of income taxes payable (receivable) are as follows:

	December 31,
(Dollars in thousands)	2016	2015
Current taxes payable (receivable):
Federal	$(122)	$357
State	1,616	1,738
	$1,494	$2,095
Deferred taxes receivable:
Federal	$(6,350)	$(7,675)
State	(1,555)	(1,703)
	$(7,905)	$(9,378)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(Dollars in thousands)	2016	2015
Deferred tax assets:
Premises and equipment	$1,737	$1,761
Hawaii franchise tax	560	706
Unfunded pension liability	1,550	2,138
Allowance for loan losses	969	856
Impaired asset write-down	1,020	1,068
Employee benefit plans	3,785	3,664
Equity incentive plan	1,330	1,802
Unamortized unrealized losses on transfers of securities from available-for-sale to held-to-maturity	21	30
Deferred compensation	744	827
Other	215	223
	11,931	13,075
Deferred tax liabilities:
Net deferred loan fees	3,566	3,085
FHLB stock dividends	196	330
Prepaid expense	143	114
Premiums on loans sold	121	168
	4,026	3,697
Net deferred tax assets	$7,905	$9,378

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. There was no valuation allowance for deferred tax assets as of December 31, 2016 and 2015.

(17)Employee Benefit Plans

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

The following table sets forth the status of the Pension Plan and SERP at the dates indicated:

	Pension Plan		SERP
	December 31,
(Dollars in thousands)	2016	2015	2016	2015
Accumulated benefit obligation at end of year	$17,496	$17,321	$9,044	$8,891
Change in projected benefit obligation:
Benefit obligation at beginning of year	$17,321	$17,687	$8,891	$8,754
Service cost	194	120	38	29
Interest cost	752	722	132	125
Actuarial gain	(90)	(686)	—	—
Benefits paid	(681)	(522)	(17)	(17)
Benefit obligation at end of year	17,496	17,321	9,044	8,891
Change in plan assets:
Fair value of plan assets at beginning of year	13,140	13,606	—	—
Actual return on plan assets	345	56	—	—
Employer contributions	2,000	—	17	17
Benefits paid	(681)	(522)	(17)	(17)
Fair value of plan assets at end of year	14,804	13,140	—	—
Funded status at end of year	$(2,692)	$(4,181)	$(9,044)	$(8,891)
Amounts recognized in the consolidated balance sheets:
Accounts payable and accrued expenses - liability	$(2,692)	$(4,181)	$(9,044)	$(8,891)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$8,582	$8,375	$—	$—
Prior service cost	154	—	—	—
Accumulated other comprehensive loss, before tax	$8,736	$8,375	$—	$—

The following table sets forth the changes recognized in accumulated other comprehensive loss for the years indicated:

	Pension Plan
	Year Ended December 31,
(Dollars in thousands)	2016	2015
Accumulated other comprehensive loss at beginning of year, before tax	$8,375	$8,355
Actuarial net loss arising during the period	580	235
Amortizations (recognized in net periodic benefit cost):
Actuarial loss	(214)	(215)
Prior service cost	(5)	—
Total recognized in other comprehensive loss	361	20
Accumulated other comprehensive loss at end of year, before tax	$8,736	$8,375

For the years ended December 31, 2016 and 2015, the following weighted average assumptions were used to determine benefit obligations at the end of the year:

	Pension Plan		SERP
	Year Ended December 31,
	2016	2015	2016	2015
Assumptions used to determine the year-end benefit obligations:
Discount rate	4.30%	4.40%	5.05%	5.05%
Rate of compensation increase	N/A	N/A	5.00%	5.00%

The Company does not expect any plan assets to be returned to the Company during calendar year 2017.

The dates used to determine retirement measurements for the Pension Plan were December 31, 2016 and 2015.

The Company’s investment strategy for the defined benefit retirement plan is to maintain a consistent rate of return with primary emphasis on capital appreciation and secondary emphasis on income to enhance the purchasing power of the plan’s assets over the long-term and to preserve capital. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate. Normal target allocations at December 31, 2016 were 55% domestic equity securities, 10% international equity securities and 35% bonds.  Equity securities primarily include stocks, investment in exchange traded funds and large-cap, mid-cap and small-cap mutual funds.  Bonds include U.S. Treasuries, mortgage-backed securities and corporate bonds of companies in diversified industries. Other types of investments include money market funds and savings accounts opened with the Company.

As of December 31, 2016 and 2015, the Pension Plan’s assets measured at fair value were classified as follows:

		Fair Value of Measurements at Report Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2016:
Cash	$1,839	$1,839	$—	$—
Money market funds	—	—	—	—
Equities	9,794	9,794	—	—
Mutual funds (1)	3,171	3,171	—	—
Total	$14,804	$14,804	$—	$—

December 31, 2015:
Cash	$1,373	$1,373	$—	$—
Money market funds	—	—	—	—
Equities	8,160	8,160	—	—
Mutual funds (1)	3,607	3,607	—	—
Total	$13,140	$13,140	$—	$—

(1)

This category includes mutual funds that invest in equities and bonds.  The mutual fund managers have the ability to change the amounts invested in equities and bonds depending on their investment outlook.

Estimated future benefit payments reflecting expected future service at December 31, 2016 are as follows:

	Pension
(Dollars in thousands)	Plan	SERP
2017	$840	$6,403
2018	873	49
2019	929	143
2020	965	146
2021	1,017	2,391
2022 - 2026	5,438	655
Total	$10,062	$9,787

For the years ended December 31, 2016, 2015, and 2014, the following weighted average assumptions were used to determine net periodic benefit cost for the fiscal years shown:

	Pension Plan			SERP
	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014	2016	2015	2014
Assumptions used to determine the net periodic benefit cost:
Discount rate	4.40%	4.10%	4.90%	5.05%	5.06%	5.06%
Expected return on plan assets	7.50	7.50	7.50	-	-	-
Rate of compensation increase	N/A	N/A	N/A	5.00	5.00	5.00

The components of net periodic benefit cost were as follows:

	Pension Plan
	Year Ended December 31,			SERP
(Dollars in thousands)	2016	2015	2014	2016	2015	2014
Net periodic benefit cost for the year:
Service cost	$194	$120	$92	$38	$29	$59
Interest cost	752	722	727	132	125	117
Expected return on plan assets	(1,015)	(976)	(924)	—	—	—
Amortization of prior service cost	5	—	—	—	—	—
Recognized actuarial loss	214	215	130	—	—	—
Recognized curtailment loss	—	—	—	—	—	—
Net periodic benefit cost	$150	$81	$25	$170	$154	$176

The estimated prior service cost and net actuarial loss that will be amortized from AOCI into net periodic pension benefit cost in 2017 are $5,000 and $222,000, respectively.

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

The Company made contributions totaling $2.0 million to the defined benefit pension plan in 2016.  The Company expects to make a $6.4 million contribution to the SERP in 2017 to cover actual benefit payments.

The Company also has a 401(k) defined contribution plan and profit sharing plan covering all employees after one year of service. The 401(k) plan provides for employer matching contributions, as determined by the Company, based on a percentage of employees’ contributions subject to a maximum amount defined in the plan agreement. The Company’s 401(k) matching contributions, based on 5% of employees’ contributions for 2016, 2015 and 2014, amounted to $57,000, $56,000, and $50,000, respectively. The Company contributes to the profit sharing plan an amount determined by the Board of Directors. No contributions were made to the profit sharing plan for years ended December 31, 2016, 2015, and 2014.

(18)Employee Stock Ownership Plan

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company.  The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants.  As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity.  The shares committed to be released are considered outstanding for earnings per share computations.  Compensation expense recognized for the years ended December 31, 2016 and 2015 amounted to $1.1 million and $998,000, respectively.

Shares held by the ESOP trust were as follows:

	December 31,	December 31,
	2016	2015
Allocated shares	372,997	325,677
Unearned shares	587,193	636,125
Total ESOP shares	960,190	961,802
Fair value of unearned shares, in thousands	$19,283	$17,646

The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula.  The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits.  For the years ended December 31, 2016 and 2015, we accrued $454,000 and $316,000, respectively, for the ESOP restoration plan.

(19)Share-Based Compensation

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

(In thousands)	2016	2015	2014
Compensation expense	$1,789	$2,670	$2,676
Income tax benefit	718	1,072	1,074

Shares of our common stock issued under the 2010 Equity Incentive Plan shall be authorized but unissued shares.   The maximum number of shares that will be awarded under the plan is 1,862,637 shares.

Stock Options

The table below presents the stock option activity of the Company:

		Weighted		Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (years)	(in thousands)
Options outstanding at December 31, 2013	832,954	$17.38	6.68	$4,845
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at December 31, 2014	832,954	$17.38	5.68	$3,471
Granted	3,600	26.23	9.67	—
Exercised	1,000	17.36	—	8
Forfeited	3,254	17.36	—	—
Expired	—	—	—	—
Options outstanding at December 31, 2015	832,300	$17.42	4.70	$8,588
Granted	—	—	—	—
Exercised	125,870	17.36	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at December 31, 2016	706,430	$17.43	3.70	$10,884

Options vested and exercisable at December 31, 2016	704,030	$17.40	3.69	$10,868

The following summarizes certain stock option activity of the Company:

(In thousands)	2016	2015	2014
Intrinsic value of stock options exercised	$1,378	$8	$—
Proceeds received from stock options exercised	2,186	17	—
Tax benefits realized from stock options exercised	368	3	—
Total fair value of stock options that vested	4,495	3,854	2,995

During the year ended December 31, 2016, the Company issued 37,319 shares of common stock in exchange for 93,330 stock options and 56,011 common shares.  Pursuant to the provisions of our equity incentive plan, optionees are permitted to use the value of common stock they own in a stock swap transaction or use a net settlement method to pay the exercise price of stock options.

As of December 31, 2016, the Company had $8,000 of unrecognized compensation costs related to the stock option plan.  The cost of the stock option plan is being amortized over a three-year vesting period.  There were 136,873 shares vested in 2016.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant.  Unvested restricted stock awards may not be disposed of or transferred during the vesting period.  Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity:

		Weighted
		Average Grant
	Restricted	Date Fair
	Stock Awards	Value
Nonvested at December 31, 2013	340,065	$17.39
Granted	—	—
Vested	113,332	17.39
Forfeited	—	—
Nonvested at December 31, 2014	226,733	$17.39
Granted	3,600	26.33
Vested	113,332	17.39
Forfeited	2,459	17.36
Nonvested at December 31, 2015	114,542	$17.67
Granted	—	—
Vested	112,142	17.49
Forfeited	—	—
Nonvested at December 31, 2016	2,400	$26.23

As of December 31, 2016, the Company had $51,000 of unrecognized compensation costs related to restricted stock awards.  The cost of the restricted stock awards is being amortized over a three-year vesting period.

(20)Earnings Per Share

The table below presents the information used to compute basic and diluted earnings per share:

	For the Year Ended December 31,

(Dollars in thousands, except per share data)	2016	2015	2014
Net income	$16,347	$14,748	$14,097

Weighted-average number of shares used in:
Basic earnings per share	9,093,385	9,073,015	9,211,409
Dilutive common stock equivalents:
Stock options and restricted stock units	218,590	190,252	105,914
Diluted earnings per share	9,311,975	9,263,267	9,317,323

Net income per common share, basic	$1.80	$1.63	$1.53
Net income per common share, diluted	$1.76	$1.59	$1.51

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

(21)Other Comprehensive Loss

The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes:

		Noncredit
		Related
		Loss on
	Unfunded	Trust	Unrealized
	Pension	Preferred	Loss on
(Dollars in thousands)	Liability	Securities	Securities	Total

December 31, 2016:
Balances at beginning of period	$5,044	$147	$45	$5,236
Other comprehensive loss (income), net of taxes	240	(147)	(13)	80
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	240	(147)	(13)	80
Balances at end of period	$5,284	$—	$32	$5,316

December 31, 2015:
Balances at beginning of period	$5,032	$284	$72	$5,388
Other comprehensive loss (income), net of taxes	12	(137)	(27)	(152)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	12	(137)	(27)	(152)
Balances at end of period	$5,044	$147	$45	$5,236

December 31, 2014:
Balances at beginning of period	$3,338	$376	$73	$3,787
Other comprehensive loss (income), net of taxes	1,694	(92)	(1)	1,601
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	1,694	(92)	(1)	1,601
Balances at end of period	$5,032	$284	$72	$5,388

The table below presents the tax effect on each component of accumulated other comprehensive loss:

	Year Ended December 31,
	2016			2015			2014
	Pretax		After Tax	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount	Amount	Tax	Amount
Unfunded pension liability	$361	$(121)	$240	$20	$(8)	$12	$2,813	$(1,119)	$1,694
Noncredit related loss on trust preferred securities	(242)	95	(147)	(226)	89	(137)	(153)	61	(92)
Unrealized loss on securities	(22)	9	(13)	(45)	18	(27)	(2)	1	(1)
Total	$97	$(17)	$80	$(251)	$99	$(152)	$2,658	$(1,057)	$1,601

(22)Commitments

(a)	Loan Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on an individual basis. The Company’s policy is to require suitable collateral, primarily real estate, to be provided by customers prior to disbursement of approved loans. At December 31, 2016 and 2015, the Company had loan commitments aggregating to $50.5 million (interest rates from 2.500% to 4.625%) and $26.5 million (interest rates from 2.625% to 5.625%), respectively, primarily consisting of fixed-rate residential first mortgage loans.  In addition to commitments to originate loans, at December 31, 2016 and 2015, the Company had $28.6 million and $26.6 million, respectively, in unused lines of credit to borrowers.

(b)	Lease Commitments

The Company leases a majority of its premises under operating leases expiring on various dates through 2025. Total rental expense comprised minimum rentals of $2.9 million, $2.9 million, and $2.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.

At December 31, 2016, future minimum rental commitments under all noncancelable operating leases are as follows:

(Dollars in thousands)
2017	$2,876
2018	2,754
2019	2,352
2020	1,886
2021	1,418
Thereafter	5,796
Total	$17,082

Certain leases are renegotiable during the period of the lease or have renewal options at the expiration of the lease term. The majority of lease agreements relates to real estate and generally provides that the Company pay taxes, maintenance, insurance, and certain other operating expenses applicable to the leased premises.

In addition, the Company leases to a tenant certain property that it owns. Future minimum rental income for this noncancelable lease is as follows:

(Dollars in thousands)
2017	$110
2018	110
2019	110
2020	110
2021	110
Thereafter	—
Total	$550

Rental income comprised of minimum rentals for 2016, 2015, and 2014 was approximately $110,000 each year.

(c)	Reserve Requirements

The Company is required by the Federal Reserve Bank to maintain reserves based on the amount of deposits held. The reserve requirement at December 31, 2016 and 2015 was $10.7 million and $10.4 million, respectively, and the Company met such requirements.

(23)Regulatory Capital and Supervision

Territorial Savings Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  On July 10, 2014, Territorial Savings Bank became a member of the Federal Reserve System.  The Federal Reserve requires that Territorial Savings Bank maintain a Tier 1 Leverage Capital ratio of 9.0% for three years as a condition of membership.  Effective January 1, 2015, the well capitalized threshold for Tier 1 risk-

based capital was increased from 6.0% to 8.0% and a new capital standard, common equity tier 1 risk-based capital, was implemented with a 6.5% ratio requirement for a financial institution to be considered well capitalized.  Additionally, effective January 1, 2015, consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions became applicable to savings and loan holding companies over $1.0 billion in assets, such as the Company.  The capital requirements become fully-phased in on January 1, 2019.  At December 31, 2016, Territorial Savings Bank and the Company exceeded all of the fully-phased in regulatory capital requirements and are considered to be “well capitalized” under regulatory guidelines.  The tables below present the fully-phased in capital required to be considered “well-capitalized” as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for Territorial Savings Bank and the Company at December 31, 2016 and 2015:

(Dollars in thousands)	Required Ratio	Actual Amount		Actual Ratio
December 31, 2016:
Tier 1 Leverage Capital
Territorial Savings Bank (1)	9.00%		$219,365	11.76%
Territorial Bancorp Inc.	5.00%		$235,102	12.60%
Common Equity Tier 1 Risk-Based Capital (2)
Territorial Savings Bank	9.00%		$219,365	25.30%
Territorial Bancorp Inc.	9.00%		$235,102	27.11%
Tier 1 Risk-Based Capital (2)
Territorial Savings Bank	10.50%		$219,365	25.30%
Territorial Bancorp Inc.	10.50%		$235,102	27.11%
Total Risk-Based Capital (2)
Territorial Savings Bank	12.50%		$221,912	25.59%
Territorial Bancorp Inc.	12.50%		$237,649	27.41%

December 31, 2015:
Tier 1 Leverage Capital
Territorial Savings Bank (1)	9.00%		$208,009	11.49%
Territorial Bancorp Inc.	5.00%		$224,877	12.42%
Common Equity Tier 1 Risk-Based Capital (2)
Territorial Savings Bank	9.00%		$208,009	25.79%
Territorial Bancorp Inc.	9.00%		$224,877	27.88%
Tier 1 Risk-Based Capital (2)
Territorial Savings Bank	10.50%		$208,009	25.79%
Territorial Bancorp Inc.	10.50%		$224,877	27.88%
Total Risk-Based Capital (2)
Territorial Savings Bank	12.50%		$210,287	26.07%
Territorial Bancorp Inc.	12.50%		$227,155	28.16%

(1)	As a condition of membership in the Federal Reserve System, Territorial Savings Bank is required to maintain a Tier 1 Leverage Capital ratio of 9.00% for three years beginning on July 10, 2014.

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

At December 31, 2016 and 2015, the Bank’s capital ratios exceeded the minimum capital thresholds for a “well-capitalized” institution. There are no conditions or events that have changed the institution’s category under the capital guidelines.

Depending on the amount of dividends to be paid, the Bank is required to either notify or make application to the Federal Reserve Bank before dividends are paid to the parent company.

(24)Contingencies

The Company is involved in various claims and legal actions arising out of the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated balance sheets or consolidated statements of income.

(25)Fair Value of Financial Instruments

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

The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.  The trust preferred securities market is considered to be inactive as only six transactions have occurred over the past 60 months in the same tranche of securities we own and no new issues of pooled trust preferred securities have occurred since 2007.  The fair value of our trust preferred securities was determined using a discounted cash flow model.  Our model used a discount rate equal to three-month LIBOR plus 20.00%.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2016
Assets
Cash and cash equivalents	$61,273	$61,273	$61,273	$—	$—
Investment securities held to maturity	407,656	407,922	—	406,759	1,163
Loans held for sale	1,601	1,601	—	1,601	—
Loans receivable, net	1,335,987	1,352,137	—	—	1,352,137
FHLB stock	4,945	4,945	—	4,945	—
FRB stock	3,095	3,095	—	3,095	—
Accrued interest receivable	4,732	4,732	10	1,064	3,658
Interest rate contracts	104	104	—	104	—

Liabilities
Deposits	1,493,200	1,493,094	—	1,257,157	235,937
Advances from the Federal Home Loan Bank	69,000	69,068	—	69,068	—
Securities sold under agreements to repurchase	55,000	55,123	—	55,123	—
Accrued interest payable	218	218	—	172	46
Interest rate contracts	104	104	—	104	—

December 31, 2015
Assets
Cash and cash equivalents	$65,919	$65,919	$65,919	$—	$—
Investment securities held to maturity	493,059	497,982	—	497,066	916
Loans held for sale	2,139	2,205	—	2,205	—
Loans receivable, net	1,188,649	1,208,300	—	—	1,208,300
FHLB stock	4,790	4,790	—	4,790	—
FRB stock	3,022	3,022	—	3,022	—
Accrued interest receivable	4,684	4,684	5	1,310	3,369
Interest rate contracts	71	71	—	71	—

Liabilities
Deposits	1,445,103	1,445,484	—	1,221,069	224,415
Advances from the Federal Home Loan Bank	69,000	69,191	—	69,191	—
Securities sold under agreements to repurchase	55,000	55,280	—	55,280	—
Accrued interest payable	237	237	—	172	65
Interest rate contracts	77	77	—	77	—

At December 31, 2016 and 2015, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

December 31, 2016
Interest rate contracts — assets	$—	$104	$—	$104
Interest rate contracts — liabilities	—	(104)	—	(104)

December 31, 2015
Interest rate contracts — assets	$—	$71	$—	$71
Interest rate contracts — liabilities	—	(77)	—	(77)

The fair value of interest rate contracts was determined by referring to prices quoted in the secondary market for similar contracts. Gains and losses are included in gain on sale of loans in the consolidated statements of income.

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of December 31, 2016 and 2015 and the related gains and losses for the years then ended:

	Fair Value					Total Gains
(Dollars in thousands)	Adjustment Date	Level 1	Level 2	Level 3	Total	(Losses)

December 31, 2016
Trust preferred securities	9/30/2016	$—	$—	$1,066	$1,066	$242
Mortgage servicing assets	6/30/2016	—	—	341	341	(49)
Impaired loans	8/31/2016	—	64	—	64	(33)
Loans held for sale	12/31/2016	—	1,601	—	1,601	(1)

December 31, 2015
Trust preferred securities	12/31/2015	$—	$—	$916	$916	$226

The fair value of trust preferred securities is determined using a discounted cash flow model.  The assumptions used in the discounted cash flow model are discussed above.  Gains and losses on trust preferred securities that are credit related are included in net other-than-temporary impairment losses in the consolidated statements of income.  Gains and losses on trust preferred securities that are not credit related are included in other comprehensive income in the consolidated statements of comprehensive income.  Mortgage servicing assets are valued using a discounted cash flow model.  Assumptions used in the model include mortgage prepayment speeds, discount rates and cost of servicing.  Losses on mortgage servicing assets are included in service fees on loan and deposit accounts in the consolidated statements of income.  The fair value of impaired loans is determined using the value of collateral less estimated selling costs.  Losses on impaired loans are included in the provision for loan losses in the consolidated statements of income.  The fair value of loans held for sale is determined based on the prices quoted in the secondary market for similar loans.  Losses on loans held for sale are included in gain on sale of loans in the consolidated statements of income.

The table below presents the significant unobservable inputs for Level 3 nonrecurring fair value measurements:

			Unobservable
(Dollars in thousands)	Fair Value	Valuation Technique	Input	Value

December 31, 2016:
Trust preferred securities	$1,066	Discounted cash flow	Discount rate	Three-month LIBOR plus 20.00%
Mortgage servicing assets	341	Discounted cash flow	Discount rate	10.50%
			Prepayment speed (PSA)	158.4 - 203.5
			Annual cost to service (per loan, in dollars)	$65
December 31, 2015:
Trust preferred securities	$916	Discounted cash flow	Discount rate	Three-month LIBOR plus 20.00%

(1)        Represents the yield on contractual cash flows prior to modification in troubled debt restructurings.

(26)Parent Company Only

Presented below are the condensed balance sheet, statement of income, and statement of cash flows for Territorial Bancorp Inc.

Condensed Balance Sheet

	December 31,
(Dollars in thousands)	2016	2015
Assets
Cash	$15,288	$15,777
Investment in Territorial Savings Bank	214,050	202,773
Receivable from Territorial Savings Bank	373	1,053
Prepaid expenses and other assets	81	62
Total assets	$229,792	$219,665
Liabilities and Equity
Other liabilities	$6	$24
Equity	229,786	219,641
Total liabilities and equity	$229,792	$219,665

Condensed Statement of Income

	For the Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Interest and dividend income:
Dividends from Territorial Savings Bank	$7,500	$14,000	$14,000
Interest-earning deposit with Territorial Savings Bank	34	29	20
Total interest and dividend income	7,534	14,029	14,020

Noninterest expense:
Salaries	40	34	37
Other general and administrative expenses	745	829	837
Total noninterest expense	785	863	874

Income before income taxes and equity in undistributed earnings in subsidiaries	6,749	13,166	13,146

Income taxes	(285)	(416)	(360)

Income before equity in undistributed earnings in subsidiaries	7,034	13,582	13,506

Equity in undistributed earnings of Territorial Savings Bank, net of dividends	9,313	1,166	591

Net income	$16,347	$14,748	$14,097

Condensed Statement of Cash Flows

	For the Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$16,347	$14,748	$14,097
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Territorial Savings Bank, net of dividends	(9,313)	(1,166)	(591)
ESOP expense	1,353	1,210	1,036
Net decrease in prepaid expenses and other assets	659	1,170	751
Net increase (decrease) in other liabilities	(18)	(18)	29
Net cash provided by operating activities	9,028	15,944	15,322

Cash flows from investing activities:
Investment in Territorial Savings Bank	—	—	—
Net cash used in investing activities	—	—	—

Cash flows from financing activities:
Proceeds from exercise of stock options	566	17	—
Repurchases of common stock	(1,674)	(9,326)	(5,612)
Cash dividends paid	(8,409)	(7,013)	(6,634)
Net cash used in financing activities	(9,517)	(16,322)	(12,246)
Net increase (decrease) in cash	(489)	(378)	3,076
Cash at beginning of the period	15,777	16,155	13,079
Cash at end of the period	$15,288	$15,777	$16,155

(27)Unaudited Quarterly Financial Information

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(Dollars in thousands, except per share data)
2016:
Interest and dividend income	$16,380	$16,543	$16,669	$16,481	$66,073
Interest expense	1,883	1,944	1,964	2,053	7,844
Net interest income	14,497	14,599	14,705	14,428	58,229
Provision for loan losses	28	84	107	91	310
Net interest income after provision for loan losses	14,469	14,515	14,598	14,337	57,919
Noninterest income	886	1,134	1,003	1,071	4,094
Noninterest expense	9,059	8,988	8,645	8,187	34,879
Income before income taxes	6,296	6,661	6,956	7,221	27,134
Income taxes	2,512	2,624	2,792	2,859	10,787
Net income	3,784	4,037	4,164	4,362	16,347
Basic earnings per share	0.42	0.45	0.46	0.48	1.80
Diluted earnings per share	0.41	0.43	0.45	0.46	1.76
Cash dividends declared per common share	0.18	0.18	0.18	0.38	0.92

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(Dollars in thousands, except per share data)
2015:
Interest and dividend income	$15,288	$15,610	$15,971	$16,223	$63,092
Interest expense	1,516	1,554	1,630	1,815	6,515
Net interest income	13,772	14,056	14,341	14,408	56,577
Provision for loan losses	194	101	71	89	455
Net interest income after provision for loan losses	13,578	13,955	14,270	14,319	56,122
Noninterest income	1,246	1,248	1,188	1,229	4,911
Noninterest expense	8,904	8,843	9,366	9,386	36,499
Income before income taxes	5,920	6,360	6,092	6,162	24,534
Income taxes	2,394	2,523	2,406	2,463	9,786
Net income	3,526	3,837	3,686	3,699	14,748
Basic earnings per share	0.39	0.42	0.41	0.41	1.63
Diluted earnings per share	0.38	0.41	0.40	0.40	1.59
Cash dividends declared per common share	0.16	0.16	0.17	0.27	0.76

(28)Subsequent Events

On January 26, 2017, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.20 per share of common stock.  The dividend was paid on February 23, 2017 to stockholders of record as of February 9, 2017.

ITEM 9.Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2016. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, and it is included in Item 8, under Part II of this Annual Report on Form 10-K.

ITEM 9B.Other Information

None.

PART III

ITEM 10.Directors, Executive Officers and Corporate Governance

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders under the captions “Proposal 1—Election of Directors,” “Information About Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics and Business Conduct,” “Nominating and Corporate Governance Committee Procedures—Procedures to be Followed by Stockholders,” “Committees of the Board of Directors” and “—Audit Committee” is incorporated herein by reference.

ITEM 11.Executive Compensation

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders under the caption “Executive Compensation” is incorporated herein by reference.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders under the caption “Stock Ownership” is incorporated herein by reference.  Information with respect to the security ownership of our directors and executive officers is included above in “Item 10. Directors, Executive Officers and Corporate Governance,” and is incorporated herein by reference.

Equity Compensation Plan Information

Set forth below is information as of December 31, 2016 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-average	Share-based
	Be Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(excluding securities
	Warrants and Rights	Warrants and Rights	reflected in first column)
Equity compensation plans approved by security holders (1)	706,430	$17.43	270,586

(1)	Reflects stock options only

ITEM 13.Certain Relationships and Related Transactions, and Director Independence

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders under the captions “Transactions with Certain Related Persons” and “Proposal 1 — Election of Directors” is incorporated herein by reference.

ITEM 14.Principal Accountant Fees and Services

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders under the captions “Proposal II—Ratification of Independent Registered Public Accounting Firm—Audit Fees” and “—Pre-Approval of Services by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.Exhibits and Financial Statement Schedules

(a)Financial Statements

The following documents are filed as part of this annual report:

(i)	Reports of Independent Registered Public Accounting Firms
(ii)	Consolidated Balance Sheets at December 31, 2016 and 2015
(iii)	Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014
(iv)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014
(v)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014
(vi)	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
(vii)	Notes to Consolidated Financial Statements

(b)Exhibits

3.1	Articles of Incorporation of Territorial Bancorp Inc. (1)
3.2	Bylaws of Territorial Bancorp Inc. (1)
4	Form of Common Stock Certificate of Territorial Bancorp Inc. (1)
10.1	Employment Agreement between Territorial Bancorp Inc. and Allan S. Kitagawa (2)
10.2	Employment Agreement between Territorial Savings Bank and Allan S. Kitagawa (1)
10.3	First Amendment to Employment Agreement between Territorial Savings Bank and Allan S. Kitagawa (4)
10.4	Employment Agreement between Territorial Bancorp Inc. and Vernon Hirata (2)
10.5	Employment Agreement between Territorial Savings Bank and Vernon Hirata (1)
10.6	First Amendment to Employment Agreement between Territorial Savings Bank and Vernon Hirata (4)
10.7	Employment Agreement between Territorial Bancorp Inc. and Ralph Y. Nakatsuka (2)
10.8	Employment Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka (1)
10.9	First Amendment to Employment Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka (4)
10.10	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Allan S. Kitagawa (1)
10.11	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Vernon Hirata (1)
10.12	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka (1)
10.13	Executive Deferred Incentive Agreement between Territorial Savings Bank and Allan S. Kitagawa (1)
10.14	Executive Deferred Incentive Agreement between Territorial Savings Bank and Vernon Hirata (1)
10.15	Territorial Savings Bank 2010 Amended and Restated Employee Stock Ownership Plan (4)
10.16	Territorial Savings Bank Non-Qualified Supplemental Employee Stock Ownership Plan (2)
10.17	Territorial Savings Bank Executive Incentive Compensation Plan (1)
10.18	First Amendment to Territorial Savings Bank Executive Incentive Compensation Plan (1)
10.19	Second Amendment to Territorial Savings Bank Executive Incentive Compensation Plan (4)
10.20	Territorial Bancorp Inc. 2010 Equity Incentive Plan (3)
10.21	Form of Employee Restricted Stock Award (4)
10.22	Form of Employee Stock Option Award (4)
10.23	Form of Director Restricted Stock Award (4)
10.24	Form of Director Stock Option Award (4)
10.25	Territorial Savings Bank Separation Pay Plan and Summary Plan Description (1)
10.26	Amendment One to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Vernon Hirata (5)
10.27	Amendment One to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Ralph Nakatsuka (5)
10.28	Amendment One to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Karen J. Cox (5)

10.29	Amendment Two to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Vernon Hirata (6)
10.30	Amendment Two to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Ralph Nakatsuka (6)
10.31	Second Amendment to Employment Agreement between Territorial Savings Bank and Vernon Hirata (7)
10.32	Third Amendment to Employment Agreement between Territorial Savings Bank and Vernon Hirata (8)
10.33	First Amendment to Employment Agreement between Territorial Bancorp Inc. and Vernon Hirata (8)
10.34	Second Amendment to Employment Agreement between Territorial Savings Bank and Allan S. Kitagawa (8)
10.35	First Amendment to Employment Agreement between Territorial Bancorp Inc. and Allan S. Kitagawa (8)
10.36	Second Amendment to Employment Agreement between Territorial Savings Bank and Ralph Nakatsuka (8)
10.37	First Amendment to Employment Agreement between Territorial Bancorp Inc. and Ralph Nakatsuka (8)
10.38	First Amendment to Amended and Restated Executive Deferred Incentive Agreement between Territorial Savings Bank and Vernon Hirata (8)
10.39	First Amendment to Amended and Restated Supplemental Employee Retirement Agreement between Territorial Savings Bank and Allan S. Kitagawa (8)
10.40	Third Amendment to Amended and Restated Supplemental Employee Retirement Agreement between Territorial Savings Bank and Vernon Hirata (8)
10.41	Third Amendment to Amended and Restated Supplemental Employee Retirement Agreement between Territorial Savings Bank and Ralph Nakatsuka (8)
10.42

First Amendment to Territorial Bancorp Inc. 2010 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 20, 2016 (File No. 001-34403))

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

(c)Financial Statement Schedules

Not applicable.

ITEM 16.Form 10-K Summary

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRITORIAL BANCORP INC.

Date: March 15, 2017	By:	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Allan S. Kitagawa	Chairman of the Board,	March 15, 2017
Allan S. Kitagawa	President and Chief
Executive Officer (Principal
Executive Officer)

/s/ Melvin M. Miyamoto	Senior Vice President and	March 15, 2017
Melvin M. Miyamoto	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Kirk W. Caldwell	Director	March 15, 2017
Kirk W. Caldwell

/s/ Howard Y. Ikeda	Director	March 15, 2017
Howard Y. Ikeda

/s/ David S. Murakami	Director	March 15, 2017
David S. Murakami

/s/ Richard I. Murakami	Director	March 15, 2017
Richard I. Murakami

/s/ Francis E. Tanaka	Director	March 15, 2017
Francis E. Tanaka