Form 10-Q
period 2017-03-31
Territorial Bancorp Inc.
filed 2017-05-09
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2017

or

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

Not Applicable

(Former name, former address and formal fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 9,830,438 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of April 30, 2017.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	March 31,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$103,123	$61,273
Investment securities held to maturity, at amortized cost (fair value of $392,384 and $407,922 at March 31, 2017 and December 31, 2016, respectively)	391,988	407,656
Loans held for sale	1,752	1,601
Loans receivable, net	1,367,217	1,335,987
Federal Home Loan Bank stock, at cost	5,013	4,945
Federal Reserve Bank stock, at cost	3,103	3,095
Accrued interest receivable	4,766	4,732
Premises and equipment, net	4,843	4,327
Bank-owned life insurance	43,520	43,294
Income taxes receivable	—	122
Deferred income tax assets, net	7,537	7,905
Prepaid expenses and other assets	2,929	2,625
Total assets	$1,935,791	$1,877,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,548,906	$1,493,200
Advances from the Federal Home Loan Bank	69,000	69,000
Securities sold under agreements to repurchase	55,000	55,000
Accounts payable and accrued expenses	23,419	23,258
Income taxes payable	3,328	1,616
Advance payments by borrowers for taxes and insurance	3,514	5,702
Total liabilities	1,703,167	1,647,776

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 9,805,248 and 9,778,974 shares at March 31, 2017 and December 31, 2016, respectively	98	98
Additional paid-in capital	72,149	71,914
Unearned ESOP shares	(5,750)	(5,872)
Retained earnings	171,441	168,962
Accumulated other comprehensive loss	(5,314)	(5,316)
Total stockholders’ equity	232,624	229,786
Total liabilities and stockholders’ equity	$1,935,791	$1,877,562

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Interest income:
Loans	$13,513	$12,361
Investment securities	3,081	3,875
Other investments	187	144
Total interest income	16,781	16,380

Interest expense:
Deposits	1,651	1,408
Advances from the Federal Home Loan Bank	254	257
Securities sold under agreements to repurchase	216	218
Total interest expense	2,121	1,883

Net interest income	14,660	14,497
Provision for loan losses	71	28

Net interest income after provision for loan losses	14,589	14,469

Noninterest income:
Service fees on loan and deposit accounts	556	456
Income on bank-owned life insurance	226	247
Gain on sale of investment securities	95	—
Gain on sale of loans	63	61
Other	82	122
Total noninterest income	1,022	886

Noninterest expense:
Salaries and employee benefits	5,118	5,426
Occupancy	1,449	1,420
Equipment	866	906
Federal deposit insurance premiums	148	225
Other general and administrative expenses	1,126	1,082
Total noninterest expense	8,707	9,059

Income before income taxes	6,904	6,296
Income taxes	2,583	2,512
Net income	$4,321	$3,784

Basic earnings per share	$0.47	$0.42
Diluted earnings per share	$0.46	$0.41
Cash dividends paid per common share	$0.20	$0.18
Basic weighted-average shares outstanding	9,215,142	9,034,919
Diluted weighted-average shares outstanding	9,445,989	9,305,615

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016
Net income	$4,321	$3,784

Change in unfunded pension liability	—	(21)
Change in unrealized loss on securities	2	2
Change in noncredit related loss on trust preferred securities	—	2
Other comprehensive income (loss), net of tax	2	(17)
Comprehensive income	$4,323	$3,767

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity
Balances at December 31, 2015	$96	$70,118	$(6,361)	$161,024	$(5,236)	$219,641

Net income	—	—	—	3,784	—	3,784
Other comprehensive loss	—	—	—	—	(17)	(17)
Cash dividends paid ($0.18 per share)	—	—	—	(1,645)	—	(1,645)
Share-based compensation	—	661	—	—	—	661
Allocation of 12,233 ESOP shares	—	198	122	—	—	320
Exercise of 16,270 options for common stock	1	282	—	—	—	283

Balances at March 31, 2016	$97	$71,259	$(6,239)	$163,163	$(5,253)	$223,027

Balances at December 31, 2016	$98	$71,914	$(5,872)	$168,962	$(5,316)	$229,786

Net income	—	—	—	4,321	—	4,321
Other comprehensive income	—	—	—	—	2	2
Cash dividends paid ($0.20 per share)	—	—	—	(1,842)	—	(1,842)
Share-based compensation	—	(38)	—	—	—	(38)
Allocation of 12,233 ESOP shares	—	273	122	—	—	395
Repurchase of 28,702 shares of company common stock	(1)	(954)	—	—	—	(955)
Exercise of 54,976 options for common stock	1	954	—	—	—	955

Balances at March 31, 2017	$98	$72,149	$(5,750)	$171,441	$(5,314)	$232,624

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$4,321	$3,784
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	71	28
Depreciation and amortization	243	302
Deferred income tax expense	367	596
Amortization of fees, discounts, and premiums	(129)	(160)
Origination of loans held for sale	(8,098)	(10,242)
Proceeds from sales of loans held for sale	8,011	10,952
Gain on sale of loans, net	(63)	(61)
Gain on sale of investment securities held to maturity	(95)	—
ESOP expense	395	320
Share-based compensation expense	(38)	661
Increase in accrued interest receivable	(34)	(119)
Net increase in bank-owned life insurance	(226)	(247)
Net increase in prepaid expenses and other assets	(304)	(82)
Net increase (decrease) in accounts payable and accrued expenses	161	(1,902)
Net decrease in advance payments by borrowers for taxes and insurance	(2,188)	(2,103)
Net (increase) decrease in income taxes receivable	122	(1,311)
Net increase (decrease) in income taxes payable	1,712	(290)

Net cash from operating activities	4,228	126

Cash flows from investing activities:
Purchases of investment securities held to maturity	—	(1,323)
Principal repayments on investment securities held to maturity	14,162	14,107
Proceeds from sale of investment securities held to maturity	1,589	—
Loan originations, net of principal repayments on loans receivable	(31,158)	(25,108)
Purchases of Federal Home Loan Bank stock	(68)	(155)
Purchases of Federal Reserve Bank stock	(8)	(20)
Purchases of premises and equipment	(759)	(18)

Net cash from investing activities	(16,242)	(12,517)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from financing activities:
Net increase in deposits	$55,706	$29,822
Proceeds from exercise of stock options	—	283
Cash dividends paid	(1,842)	(1,645)

Net cash from financing activities	53,864	28,460

Net increase in cash and cash equivalents	41,850	16,069

Cash and cash equivalents at beginning of the period	61,273	65,919

Cash and cash equivalents at end of the period	$103,123	$81,988

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$2,003	$1,871
Income taxes	429	3,517

Supplemental disclosure of noncash investing and financing activities:
Company stock acquired through net settlement transactions	$955	$—

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)      Basis of Presentation

The accompanying unaudited consolidated financial statements of Territorial Bancorp Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  These interim condensed consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed as part of the Annual Report on Form 10-K for the year ended December 31, 2016.  In the opinion of management, all adjustments necessary for a fair presentation have been made and consist only of normal recurring adjustments.  Interim results of operations are not necessarily indicative of results to be expected for the year.

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

(3)      Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) amended the Revenue Recognition topic of the FASB Accounting Standards Codification (ASC).  The amendment seeks to clarify the principles for recognizing revenue as well as to develop common revenue standards for U.S. generally accepted accounting principles and International Financial Reporting Standards.  The amendment is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted.  In August 2015, the FASB deferred the effective date of the amendment by one year.  However, entities may still choose to adopt the amendment as of the original effective date.  The Company plans to adopt this amendment effective January 1, 2018.  The Company does not expect the adoption of this amendment to have an effect on most items of income, including interest income and most categories of noninterest income.  The Company is still studying the effects that this amendment will have on certain items of noninterest income, such as commissions earned from insurance and investment sales.  However, the Company does not expect that there will be a material effect on its consolidated financial statements.

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

In February 2016, the FASB amended the Leases topic of the FASB ASC.  The primary effects of the amendment will be to recognize lease assets and lease liabilities on the balance sheet and to disclose certain information about leasing arrangements.  The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company has several lease agreements for branch locations and equipment that will require recognition on the consolidated balance sheets upon adoption of the amendment.  The Company will continue to evaluate the effects that the adoption of this amendment will have on its consolidated financial statements.

In March 2016, the FASB amended the Compensation – Stock Compensation topic of the FASB ASC.  The amendment includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  Some of the key provisions of the amendment require companies to record all excess tax benefits and tax deficiencies as income tax benefit or expense in the income statement rather than as an adjustment to additional paid-in capital.  In addition, the amendments requires that excess tax benefits should be reported as an operating activity on the statement of cash flows and increases the amount an employer can withhold for taxes for share-based compensation awards.  The amendment is effective for annual periods beginning after December 15, 2016.  The Company adopted this amendment effective January 1, 2017.  The adoption of this amendment has resulted in increased volatility to income tax expense related to excess tax benefits and tax deficiencies for share-based compensation.  The amount of tax benefits or deficiencies recognized in income tax expense depends on the number of options exercised and the difference in the stock prices at the exercise and grant dates.  In the three months ended March 31, 2017, the Company recognized $208,000 of tax benefits related to the exercise of stock options.

In June 2016, the FASB amended various sections of the FASB ASC related to the accounting for credit losses on financial instruments.  The amendment changes the threshold for recognizing losses from a “probable” to an “expected” model.  The new model is referred to as the current expected credit loss model and applies to loans, leases, held-to-maturity investments, loan commitments and financial guarantees.  The amendment requires the measurement of all expected credit losses for financial assets as of the reporting date (including historical experience, current conditions and reasonable and supportable forecasts) and enhanced disclosures that will help financial statement users understand the estimates and judgments used in estimating credit losses and evaluating the credit quality of an organization’s portfolio.  The amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company will apply the amendment’s provisions as a cumulative-effect adjustment to retained earnings at the beginning of the first period the amendment is effective. The Company is currently evaluating the effects that the adoption of this amendment will have on its consolidated financial statements by gathering the information that is necessary to make the calculations required by the amendment.  This may result in increased credit losses on financial instruments recorded in the consolidated financial statements.

In March 2017, the FASB amended the Compensation – Retirement Benefits topic of the FASB ASC.  The amendment requires the service cost component of net benefit cost to be reported in the same line item as other compensation costs arising from employee services.  It also requires the other components of net benefit cost to be reported in the income statement separately from the service cost component.  The amendment is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  The Company has performed a preliminary evaluation and does not expect the adoption of this amendment to have a material effect on its consolidated financial statements.

(4)      Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Cash and due from banks	$9,319	$9,043
Interest-earning deposits in other banks	93,804	52,230
Cash and cash equivalents	$103,123	$61,273

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank.

(5)      Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2017:
Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$390,945	$6,891	$(6,574)	$391,262
Trust preferred securities	1,043	79	—	1,122
Total	$391,988	$6,970	$(6,574)	$392,384

December 31, 2016:
Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$406,498	$7,285	$(7,024)	$406,759
Trust preferred securities	1,158	5	—	1,163
Total	$407,656	$7,290	$(7,024)	$407,922

The amortized cost and estimated fair value of investment securities at March 31, 2017 are shown below.  Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Held-to-maturity:
Due within 5 years	$18	$18
Due after 5 years through 10 years	49	49
Due after 10 years	391,921	392,317
Total	$391,988	$392,384

Realized gains and losses and the proceeds from sales of securities held to maturity and trading are shown in the table below.  All sales of securities were U.S. government-sponsored mortgage-backed securities.

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Proceeds from sales	$1,589	$—
Gross gains	95	—
Gross losses	—	—

During the three months ended March 31, 2017, the Company received proceeds of $1.6 million from the sale of $1.5 million of held-to-maturity mortgage-backed securities, resulting in gross realized gains of $95,000.  The Company did not sell any held-to-maturity mortgage-backed securities during the three months ended March 31, 2016.  The sale of these mortgage-backed securities, for which the Company had already collected a substantial portion of the outstanding purchased principal (at least 85%), is in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of intent to hold remaining securities in the held-to-maturity portfolio to maturity.

Investment securities with amortized costs of $273.3 million and $239.9 million at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at March 31, 2017 and December 31, 2016.  The Company does not intend to sell these securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
March 31, 2017
Mortgage-backed securities	$171,571	$5,239	$22,651	$1,335	48	$194,222	$6,574
December 31, 2016
Mortgage-backed securities	$179,741	$5,599	$23,402	$1,425	50	$203,143	$7,024

Mortgage-Backed Securities.  The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates subsequent to purchase.  All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2017 and December 31, 2016.

Trust Preferred Securities.  At March 31, 2017, the Company owned one trust preferred security, PreTSL XXIII.  The trust preferred security represents an investment in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. This security is classified in the Company’s held-to-maturity investment portfolio.

The trust preferred securities market is considered to be inactive as only six transactions have occurred over the past 63 months in the same tranche of securities that we own and no new issues of pooled trust preferred securities have occurred since 2007.  We used a discounted cash flow model to determine whether this security is other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in PreTSL XXIII did not incur additional impairment during the three months ended March 31, 2017.

PreTSL XXIII has an amortized cost and a remaining cost basis of $1.0 million at March 31, 2017 and there is no accumulated other comprehensive loss related to noncredit factors.

It is reasonably possible that the fair value of the trust preferred security could decline in the near term if the overall economy and the financial condition of some of the issuers deteriorate further and the liquidity of this security remains low.  As a result, there is a risk that the Company’s remaining cost basis of $1.0 million on the trust preferred security could be credit-related other-than-temporarily impaired in the near term.  The impairment, if any, could be material to the Company’s consolidated statements of income.

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Balance at the beginning of the period	$2,403	$2,403
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Credit losses on debt securities which were sold	—	—
Balance at the end of the period	$2,403	$2,403

The table below shows the components of accumulated other comprehensive loss, net of taxes, resulting from other-than-temporarily impaired securities:

	March 31,
(Dollars in thousands)	2017	2016
Noncredit losses on other-than-temporarily impaired securities, net of taxes	$—	$145

(6)      Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Real estate loans:
First mortgages:
One- to four-family residential	$1,319,590	$1,289,364
Multi-family residential	9,471	9,551
Construction, commercial and other	23,915	23,346
Home equity loans and lines of credit	14,668	14,805
Total real estate loans	1,367,644	1,337,066
Other loans:
Loans on deposit accounts	246	204
Consumer and other loans	5,004	4,360
Total other loans	5,250	4,564
Less:
Net unearned fees and discounts	(3,137)	(3,191)
Allowance for loan losses	(2,540)	(2,452)
Total unearned fees, discounts and allowance for loan losses	(5,677)	(5,643)
Loans receivable, net	$1,367,217	$1,335,987

The table below presents the activity in the allowance for loan losses by portfolio segment:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended March 31, 2017:
Balance, beginning of period	$1,594	$519	$2	$115	$222	$2,452
Provision (reversal of allowance) for loan losses	(11)	45	(1)	23	15	71
	1,583	564	1	138	237	2,523
Charge-offs	(11)	—	—	(5)	—	(16)
Recoveries	31	—	—	2	—	33
Net recoveries (charge-offs)	20	—	—	(3)	—	17
Balance, end of period	$1,603	$564	$1	$135	$237	$2,540

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended March 31, 2016:
Balance, beginning of period	$1,380	$517	$3	$72	$194	$2,166
Provision (reversal of allowance) for loan losses	18	(8)	—	14	4	28
	1,398	509	3	86	198	2,194
Charge-offs	—	—	—	(14)	—	(14)
Recoveries	—	—	—	3	—	3
Net charge-offs	—	—	—	(11)	—	(11)
Balance, end of period	$1,398	$509	$3	$75	$198	$2,183

In 2016, the Company changed the look-back period that is used to calculate the historical loss rates from five to seven years.  The look-back period was extended to seven years because the longer look-back period is considered to be more representative of an entire economic cycle.  The seven year look-back period includes loan charge-offs and recoveries from the recession and the subsequent economic recovery.  The change in the look-back period did not have a material effect on the allowance for loan losses.

Management considers the allowance for loan losses at March 31, 2017 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions at that date. While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings.  In addition, as an integral part of their examination process, the Federal Reserve Board will periodically review the allowance for loan losses and may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
March 31, 2017:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,603	564	1	135	237	2,540
Total ending allowance balance	$1,603	$564	$1	$135	$237	$2,540

Loans:
Ending loan balance:
Individually evaluated for impairment	$4,491	$—	$181	$—	$—	$4,672
Collectively evaluated for impairment	1,321,510	23,821	14,493	5,261	—	1,365,085
Total ending loan balance	$1,326,001	$23,821	$14,674	$5,261	$—	$1,369,757

December 31, 2016:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,594	519	2	115	222	2,452
Total ending allowance balance	$1,594	$519	$2	$115	$222	$2,452

Loans:
Ending loan balance:
Individually evaluated for impairment	$5,587	$—	$156	$1	$—	$5,744
Collectively evaluated for impairment	1,290,209	23,256	14,656	4,574	—	1,332,695
Total ending loan balance	$1,295,796	$23,256	$14,812	$4,575	$—	$1,338,439

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

		Unpaid
	Recorded	Principal
(Dollars in thousands)	Investment	Balance
March 31, 2017:
With no related allowance recorded:
One- to four-family residential mortgages	$4,491	$5,323
Home equity loans and lines of credit	181	232
Total	$4,672	$5,555

December 31, 2016:
With no related allowance recorded:
One- to four-family residential mortgages	$5,587	$6,469
Home equity loans and lines of credit	156	204
Consumer and other	1	1
Total	$5,744	$6,674

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	For the Three Months Ended
	March 31,
	Average	Interest
	Recorded	Income
(Dollars in thousands)	Investment	Recognized
2017:
With no related allowance recorded:
One- to four-family residential mortgages	$4,525	$17
Home equity loans and lines of credit	183	—
Total	$4,708	$17

2016:
With no related allowance recorded:
One- to four-family residential mortgages	$6,265	$20
Home equity loans and lines of credit	125	—
Total	$6,390	$20

There were no loans individually evaluated for impairment with a related allowance for loan loss as of March 31, 2017 or December 31, 2016.  Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they were written down to fair value at the time of impairment.

The table below presents the aging of loans and accrual status by class of loans:

								Loans
								More Than
								90 Days
	30 - 59	60 - 89	90 Days or					Past Due
	Days Past	Days Past	Greater	Total Past	Loans Not	Total	Nonaccrual	and Still
(Dollars in thousands)	Due	Due	Past Due	Due	Past Due	Loans	Loans	Accruing
March 31, 2017:
One- to four-family residential mortgages	$314	$—	$845	$1,159	$1,315,391	$1,316,550	$3,311	$—
Multi-family residential mortgages	—	—	—	—	9,451	9,451	—	—
Construction, commercial and other mortgages	—	—	—	—	23,821	23,821	—	—
Home equity loans and lines of credit	38	—	77	115	14,559	14,674	181	—
Loans on deposit accounts	—	—	—	—	246	246	—	—
Consumer and other	4	—	—	4	5,011	5,015	—	—

Total	$356	$—	$922	$1,278	$1,368,479	$1,369,757	$3,492	$—

December 31, 2016:
One- to four-family residential mortgages	$185	$133	$1,358	$1,676	$1,284,590	$1,286,266	$4,402	$—
Multi-family residential mortgages	—	—	—	—	9,530	9,530	—	—
Construction, commercial and other mortgages	—	—	—	—	23,256	23,256	—	—
Home equity loans and lines of credit	16	35	49	100	14,712	14,812	156	—
Loans on deposit accounts	—	—	—	—	204	204	—	—
Consumer and other	3	—	1	4	4,367	4,371	1	—

Total	$204	$168	$1,408	$1,780	$1,336,659	$1,338,439	$4,559	$—

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

The Company had 16 nonaccrual loans with a book value of $3.5 million at March 31, 2017 and 19 nonaccrual loans with a book value of $4.6 million as of December 31, 2016.  The Company collected interest on nonaccrual loans of $38,000 and $57,000 during the three months ended December 31, 2017 and 2016, respectively, but due to regulatory requirements, the Company recorded the interest as a reduction of principal.  The Company would have recognized additional interest income of $59,000 and $69,000 during the three months ended March 31, 2017 and 2016, had the loans been accruing interest.  The Company did not have any loans more than 90 days past due and still accruing interest as of March 31, 2017 and December 31, 2016.

There were no loans modified in a troubled debt restructuring during the three months ended March 31, 2017 or 2016.  There were no new troubled debt restructurings within the past 12 months that subsequently defaulted.

The Company had 11 troubled debt restructurings totaling $2.4 million as of March 31, 2017 that were considered to be impaired.  This total included 10 one- to four-family residential mortgage loans totaling $2.3 million and one home equity loan for $104,000.  Five of the loans, totaling $1.2 million, are performing in accordance with their restructured terms and accruing interest at March 31, 2017.  Five of the loans, totaling $1.1 million, are performing in accordance with their restructured terms but not accruing interest at March 31, 2017. One of the loans, for $149,000, was more than 149 days delinquent and not accruing interest as of March 31, 2017  The Company had 13 troubled debt restructurings totaling $2.9 million as of December 31, 2016 that were considered to be impaired.  This total included 12 one- to four-family residential mortgage loans totaling $2.8 million and one home equity loan for $107,000.  Five of the loans, totaling $1.2 million, were performing in accordance with their restructured terms and accruing interest at December 31, 2016.  Seven of the loans, totaling $1.6 million, were performing in accordance with their restructured terms but not accruing interest at December 31, 2016.  One of the loans, for $149,000, was more than 149 days delinquent and not accruing interest as of December 31, 2016.  Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers.  At March 31, 2017, we had no commitments to lend any additional funds to these borrowers.

The Company had no real estate owned as of March 31, 2017 or December 31, 2016.  There were four one- to four-family residential mortgage loans totaling $702,000 in the process of foreclosure as of March 31, 2017 and December 31, 2016.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii.  Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the three months ended March 31, 2017 and 2016, the Company sold $8.0 million and $10.9 million, respectively, of mortgage loans held for sale and recognized gains of $63,000 and $61,000, respectively.  The Company had three loans held for sale totaling $1.8 million at March 31, 2017 and five loans held for sale totaling $1.6 million at December 31, 2016.

The Company serviced loans for others of $39.6 million at March 31, 2017 and $41.5 million at December 31, 2016. Of these amounts, $2.0 million and $2.2 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at March 31, 2017 and December 31, 2016, respectively.  The amount of contractually specified servicing fees earned for the three-month periods ended March 31, 2017 and 2016 was $28,000 and $34,000, respectively.  The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

(7)      Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset.  Securities sold under agreements to repurchase are summarized as follows:

	March 31, 2017		December 31, 2016
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
1 year or less	$25,000	1.46%	$25,000	1.46%
Over 1 year to 2 years	20,000	1.66	—	—
Over 2 years to 3 years	10,000	1.65	25,000	1.66
Over 3 years to 4 years	—	—	5,000	1.65
Total	$55,000	1.57%	$55,000	1.57%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at March 31, 2017.  The amount at risk is the greater of the carrying value or fair value over the repurchase liability and refers to the potential loss to the Company if the secured lender fails to return the security at the maturity date of the agreement.  All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government-sponsored enterprises.  The repurchase liability cannot exceed 90% of the fair value of securities pledged.  In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$60,546	$60,283	$55,000	$5,546	17

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
March 31, 2017:
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

The components of net periodic benefit cost were as follows:

	SERP
	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Net periodic benefit cost for the period:
Service cost	$10	$14
Interest cost	35	33
Expected return on plan assets	—	—
Amortization of prior service cost	—	—
Recognized actuarial loss	—	—
Recognized curtailment loss	—	—
Net periodic benefit cost	$45	$47

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company.  The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants.  As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity.  The shares committed to be released are considered outstanding for earnings per share computations.  Compensation expense recognized for the three months ended March 31, 2017 and 2016 amounted to $321,000 and $261,000, respectively.

Shares held by the ESOP trust were as follows:

	March 31,	December 31,
	2017	2016
Allocated shares	385,230	372,997
Unearned shares	574,960	587,193
Total ESOP shares	960,190	960,190
Fair value of unearned shares, in thousands	$17,922	$19,283

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula.  The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans.  We accrue for these benefits over the period during which employees provide services to earn these benefits.  For the three months ended March 31, 2017 and 2016 we accrued $117,000 and $77,000, respectively, for the ESOP restoration plan.

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

	For the Three Months Ended
	March 31,
(In thousands)	2017	2016
Compensation expense	$9	$661
Income tax benefit	4	266

Shares of our common stock issued under the 2010 Equity Incentive Plan shall be authorized but unissued shares.  The maximum number of shares that will be awarded under the plan will be 1,862,637 shares.

Stock Options

The table below presents the stock option activity for the three months ended March 31, 2017 and 2016:

		Weighted		Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (years)	(in thousands)
Options outstanding at December 31, 2016	706,430	$17.43	3.70	$10,884
Granted	—	—	—	—
Exercised	54,976	17.36	—	874
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at March 31, 2017	651,454	$17.44	3.46	$8,945

Options outstanding at December 31, 2015	832,300	$17.42	4.70	$8,588
Granted	—	—	—	—
Exercised	16,270	17.36	—	140
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at March 31, 2016	816,030	$17.42	4.45	$7,048

Options vested and exercisable at March 31, 2017	649,054	$17.41	3.44	$8,933

There were no options that vested in the three months ended March 31, 2017 or 2016.

The following summarizes certain stock option activity of the Company:

	For the Three Months Ended
	March 31,
(In thousands)	2017	2016
Intrinsic value of stock options exercised	$874	$140
Proceeds received from stock options exercised	955	283
Tax benefits realized from stock options exercised	307	38
Total fair value of stock options that vested	—	—

During the three months ended March 31, 2017, we issued 26,274 shares of common stock, net, in exchange for 54,976 stock options and 28,702 shares of common stock.  Pursuant to the provisions of our equity incentive plan, optionees are permitted to use the value of our common stock they own in a stock swap transaction or net settlement to pay the exercise price of stock options.

As of March 31, 2017, the Company had $7,000 of unrecognized compensation costs related to the stock option plan that will be amortized over a three-year vesting period.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant.  Unvested restricted stock awards may not be disposed of or transferred during the vesting period.  Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity:

		Weighted
		Average Grant
	Restricted	Date Fair
	Stock Awards	Value
Nonvested at December 31, 2016	2,400	$26.23
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2017	2,400	$26.23

Nonvested at December 31, 2015	114,542	$17.67
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2016	114,542	$17.67

As of March 31, 2017, the Company had $44,000 of unrecognized compensation costs related to restricted stock awards that will be amortized over the three-year vesting period.

(12)    Earnings Per Share

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2017	2016
Net income	$4,321	$3,784

Weighted-average number of shares used in:
Basic earnings per share	9,215,142	9,034,919
Dilutive common stock equivalents:
Stock options and restricted stock units	230,847	270,696
Diluted earnings per share	9,445,989	9,305,615

Net income per common share, basic	$0.47	$0.42
Net income per common share, diluted	$0.46	$0.41

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

(13)    Other Comprehensive Income and Loss

The table below presents the changes in the components of accumulated other comprehensive income and loss, net of taxes:

		Noncredit
		Related
		Loss on
	Unfunded	Trust	Unrealized
	Pension	Preferred	Loss on
(Dollars in thousands)	Liability	Securities	Securities	Total
Three months ended March 31, 2017
Balances at beginning of period	$5,284	$—	$32	$5,316
Other comprehensive income, net of taxes	—	—	(2)	(2)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	—	—	(2)	(2)
Balances at end of period	$5,284	$—	$30	$5,314

Three months ended March 31, 2016
Balances at beginning of period	$5,044	$147	$45	$5,236
Other comprehensive loss (income), net of taxes	21	(2)	(2)	17
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive loss (income)	21	(2)	(2)	17
Balances at end of period	$5,065	$145	$43	$5,253

The table below presents the tax effect on each component of accumulated other comprehensive loss:

	Three Months Ended March 31,
	2017			2016
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unfunded pension liability	$—	$—	$—	$—	$21	$21
Noncredit related loss on trust preferred securities	—	—	—	(3)	1	(2)
Unrealized loss on securities	(3)	1	(2)	(4)	2	(2)
Total	$(3)	$1	$(2)	$(7)	$24	$17

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

The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.  The trust preferred securities market is considered to be inactive as only six transactions have occurred over the past 63 months in the same tranche of securities we own and no new issues of pooled trust preferred securities have occurred since 2007.  The fair value of our trust preferred securities was determined using a discounted cash flow model.  Our model used a discount rate equal to three-month LIBOR plus 20.00%.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2017
Assets
Cash and cash equivalents	$103,123	$103,123	$103,123	$—	$—
Investment securities held to maturity	391,988	392,384	—	391,262	1,122
Loans held for sale	1,752	1,803	—	1,803	—
Loans receivable, net	1,367,217	1,379,331	—	—	1,379,331
FHLB stock	5,013	5,013	—	5,013	—
FRB stock	3,103	3,103	—	3,103	—
Accrued interest receivable	4,766	4,766	4	1,066	3,696
Interest rate contracts	69	69	—	69	—

Liabilities
Deposits	1,548,906	1,548,586	—	1,270,113	278,473
Advances from the Federal Home Loan Bank	69,000	68,946	—	68,946	—
Securities sold under agreements to repurchase	55,000	55,020	—	55,020	—
Accrued interest payable	335	335	—	172	163
Interest rate contracts	69	69	—	69	—

December 31, 2016
Assets
Cash and cash equivalents	$61,273	$61,273	$61,273	$—	$—
Investment securities held to maturity	407,656	407,922	—	406,759	1,163
Loans held for sale	1,601	1,601	—	1,601	—
Loans receivable, net	1,335,987	1,352,137	—	—	1,352,137
FHLB stock	4,945	4,945	—	4,945	—
FRB stock	3,095	3,095	—	3,095	—
Accrued interest receivable	4,732	4,732	10	1,064	3,658
Interest rate contracts	104	104	—	104	—

Liabilities
Deposits	1,493,200	1,493,094	—	1,257,157	235,937
Advances from the Federal Home Loan Bank	69,000	69,068	—	69,068	—
Securities sold under agreements to repurchase	55,000	55,123	—	55,123	—
Accrued interest payable	218	218	—	172	46
Interest rate contracts	104	104	—	104	—

At March 31, 2017 and December 31, 2016, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

March 31, 2017
Interest rate contracts — assets	$—	$69	$—	$69
Interest rate contracts — liabilities	—	(69)	—	(69)

December 31, 2016
Interest rate contracts — assets	$—	$104	$—	$104
Interest rate contracts — liabilities	—	(104)	—	(104)

The fair value of interest rate contracts was determined by referring to prices quoted in the secondary market for similar contracts.

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016 and the related gains and losses for the three months ended March 31, 2017 and the year ended December 31, 2016:

	Fair Value					Total Gains
(Dollars in thousands)	Adjustment Date	Level 1	Level 2	Level 3	Total	(Losses)

March 31, 2017
Impaired loans	3/31/2017	$—	$87	$—	$87	$(11)

December 31, 2016
Trust preferred securities	9/30/2016	$—	$—	$1,066	$1,066	$242
Mortgage servicing assets	6/30/2016	—	—	341	341	(49)
Impaired loans	8/31/2016	—	64	—	64	(33)
Loans held for sale	12/31/2016	—	1,601	—	1,601	(1)

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

The table below presents the significant unobservable inputs for Level 3 nonrecurring fair value measurements:

			Unobservable
(Dollars in thousands)	Fair Value	Valuation Technique	Input	Value

December 31, 2016:
Trust preferred securities	$1,066	Discounted cash flow	Discount rate	Three-month LIBOR plus 20.00%
Mortgage servicing assets	341	Discounted cash flow	Discount rate	10.50%
			Prepayment speed (PSA)	158.4 - 203.5
			Annual cost to service (per loan)	$65

(15)    Subsequent Events

On April 27, 2017, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.20 per share of common stock.  The dividend is expected to be paid on May 25, 2017 to stockholders of record as of May 11, 2017.

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

We have continued our focus on originating one- to four-family residential real estate loans.  Our emphasis on conservative loan underwriting has resulted in continued low levels of nonperforming assets. Our nonperforming assets, which can include nonaccrual loans and real estate owned, totaled $3.5 million, or 0.18% of total assets at March 31, 2017, compared to $4.6 million, or 0.24% of total assets at December 31, 2016.  As of March 31, 2017, nonperforming assets consisted of 16 mortgage loans totaling $3.5 million.  Our nonperforming loans and loss experience has enabled us to maintain a relatively low allowance for loan losses in relation to other peer institutions and correspondingly resulted in low levels of provisions for loan losses.  Our provisions for loan losses were $71,000 and $28,000 for the three months ended March 31, 2017 and 2016, respectively.

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

Our operations in recent years have been affected by our efforts to manage our interest rate risk position.  We sold $8.0 million and $10.9 million of fixed-rate mortgage loans for the three months ended March 31, 2017 and 2016, respectively.  Long-term, fixed-rate borrowings remained constant for the three months ended March 31, 2017 and 2016, respectively.

Our investments in mortgage-backed securities have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  These agencies guarantee the payment of principal and interest on our mortgage-backed securities.  We do not own any preferred stock issued by Fannie Mae or Freddie Mac.  As of March 31, 2017 and December 31, 2016, we owned $390.9 million and $406.5 million, respectively, of mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016.

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

Assets.  At March 31, 2017, our assets were $1.936 billion, an increase of $58.2 million, or 3.1%, from $1.878 billion at December 31, 2016.  The increase in assets was primarily the result of a $31.4 million increase in total loans receivable and a $41.9 million increase in cash and cash equivalents, which was partially offset by a $15.7 million decrease in investment securities.

Cash and Cash Equivalents.  Cash and cash equivalents were $103.1 million at March 31, 2017, an increase of $41.9 million since December 31, 2016.  The increase in cash and cash equivalents was primarily caused by a $55.7 million increase in deposits and a $15.7 million decrease in investment securities.  These increases were offset by funding a $31.4 million increase in total loans and the payment of $1.8 million of common stock dividends.

Loans.  Total loans, including $1.8 million of loans held for sale, were $1.369 billion at March 31, 2017, or 70.7% of total assets.  During the three months ended March 31, 2017, the loan portfolio, including loans held for sale, increased by $31.4 million, or 2.3%.  The increase in the loan portfolio primarily occurred as the production of new one- to four-family residential loans exceeded principal repayments and loan sales.

Securities.  At March 31, 2017, our securities portfolio totaled $392.0 million, or 20.2% of total assets.  During the three months ended March 31, 2017, the securities portfolio decreased by $15.7 million, or 3.8%.  The decrease in the securities portfolio is due to repayments and sales.  There were no purchases of securities during the three months ended March 31, 2017.

At March 31, 2017, all of such securities were classified as held-to-maturity and none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans.

At March 31, 2017, we owned a trust preferred security with an amortized cost of $1.0 million.  This security represents an investment in a pool of debt obligations primarily issued by holding companies of Federal Deposit Insurance Corporation-insured financial institutions.

The trust preferred securities market is considered to be inactive as only six transactions have occurred over the past 63 months in the same tranche of securities we own and no new issues of pooled trust preferred securities have occurred since 2007.  We use a discounted cash flow model to determine whether this security is other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on our review, our investment in the trust preferred security did not incur additional impairment during the three months ended March 31, 2017.

It is reasonably possible that the fair value of the trust preferred security could decline in the near term if the overall economy and the financial condition of some of the issuers deteriorate further and the liquidity of this security remains low.  As a result, there is a risk that our remaining cost basis of $1.0 million on the trust preferred security could be credit-related other-than-temporarily impaired in the near term.  The impairment, if any, could be material to our consolidated statements of income.

Deposits.  Deposits were $1.549 billion at March 31, 2017, an increase of $55.7 million, or 3.7%, since December 31, 2016.  The growth in deposits was primarily due to an increase of $42.7 million in certificates of deposits and an increase of $10.9 million in savings and checking accounts during the three months ended March 31, 2017.  The increase in certificates of deposit is primarily due to a $40.7 million increase in public deposits.

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank and funds borrowed under securities sold under agreements to repurchase.  During the three months ended March 31, 2017, total borrowings remained constant at $124.0 million.  We have not required any other borrowings to fund our operations.  Instead, we have primarily funded our operations with additional deposits, proceeds from loan sales and principal repayments on loans and mortgage-backed securities.

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

	For the Three Months Ended March 31,
	2017			2016
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,303,517	$12,900	3.96%	$1,155,225	$11,780	4.08%
Multi-family residential	9,505	111	4.67	9,788	115	4.70
Construction, commercial and other	23,530	271	4.61	20,737	242	4.67
Home equity loans and lines of credit	14,901	169	4.54	15,516	164	4.23
Other loans	4,759	62	5.21	4,531	60	5.30
Total loans	1,356,212	13,513	3.99	1,205,797	12,361	4.10
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	398,238	3,081	3.09	486,328	3,875	3.19
Trust preferred securities	1,145	—	—	916	—	—
Total securities	399,383	3,081	3.09	487,244	3,875	3.18
Other	73,657	187	1.02	73,212	144	0.79
Total interest-earning assets	1,829,252	16,781	3.67	1,766,253	16,380	3.71
Non-interest-earning assets	68,737			68,508
Total assets	$1,897,989			$1,834,761

Interest-bearing liabilities:
Savings accounts	$1,027,879	1,038	0.40%	$1,009,039	1,024	0.41%
Certificates of deposit	247,709	599	0.97	230,440	373	0.65
Money market accounts	4,032	5	0.50	1,748	2	0.46
Checking and Super NOW accounts	179,696	9	0.02	166,925	9	0.02
Total interest-bearing deposits	1,459,316	1,651	0.45	1,408,152	1,408	0.40
Federal Home Loan Bank advances	69,000	254	1.47	69,000	257	1.49
Securities sold under agreements to repurchase	55,000	216	1.57	55,000	218	1.59
Total interest-bearing liabilities	1,583,316	2,121	0.54	1,532,152	1,883	0.49
Non-interest-bearing liabilities	81,878			80,055
Total liabilities	1,665,194			1,612,207
Stockholders’ equity	232,795			222,554
Total liabilities and stockholders’ equity	$1,897,989			$1,834,761

Net interest income		$14,660			$14,497
Net interest rate spread (3)			3.13%			3.22%
Net interest-earning assets (4)	$245,936			$234,101
Net interest margin (5)			3.21%			3.28%
Interest-earning assets to interest-bearing liabilities	115.53%			115.28%

(1)	Annualized.
(2)	Average balance includes loans or investments available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016

General.  Net income increased by $537,000, or 14.2%, from $3.8 million for the three months ended March 31, 2016 to $4.3 million for the three months ended March 31, 2017.  The increase in net income was due to a $401,000 increase in interest income, a $352,000 decrease in noninterest expense and a $136,000 increase in noninterest income.  These were partially offset by a $238,000 increase in interest expense, a $71,000 increase in income taxes and a $43,000 increase in loan loss provisions.

Net Interest Income.  Net interest income increased by $163,000, or 1.1%, to $14.7 million for the three months ended March 31, 2017 compared to $14.5 million for the three months ended March 31, 2016.  Interest income increased by $401,000, or 2.4%, due to a $63.0 million increase in the average balance of interest-earning assets.  This was offset by a four basis point decrease in the yield of average interest-earning assets.  Interest expense increased by $238,000, or 12.6%, due to a $51.2 million increase in the average balance of interest-bearing liabilities and a five basis point increase in the cost of average interest-bearing liabilities. The interest rate spread and net interest margin were 3.13% and 3.21%, respectively, for the three months ended March 31, 2017, compared to 3.22% and 3.28%, respectively, for the three months ended March 31, 2016.  The decreases in the interest rate spread and in the net interest margin can be attributed to a four basis point decrease in the yield of average interest-earning assets and a five basis point increase in the cost of average interest-bearing liabilities.  The decrease in the yield of average interest-earning assets was primarily due to the payoff of higher-yielding mortgage loans and the addition of new loans with lower interest rates to the loan portfolio.  The increase in the cost of average interest-bearing liabilities was primarily due to a 32 basis point increase in the cost of certificates of deposit as new deposits with higher interest rates were opened.

Interest Income.  Interest income increased by $401,000, or 2.4%, to $16.8 million for the three months ended March 31, 2017 from $16.4 million for the three months ended March 31, 2016.  Interest income on loans increased by $1.2 million, or 9.3%, to $13.5 million for the three months ended March 31, 2017 from $12.4 million for the three months ended March 31, 2016.  The increase in interest income on loans occurred primarily because the average balance of loans grew by $150.4 million, or 12.5%, as new loan originations exceeded loan repayments and loan sales. The increase in interest income that occurred because of growth in the loan portfolio was partially offset by an 11 basis point decline in the average loan yield to 3.99% for the three months ended March 31, 2017.  The decline in the average yield on loans occurred because of repayments on higher-yielding loans and additions of new loans with lower yields to the loan portfolio.  Interest income on investment securities decreased by $794,000, or 20.5%, to $3.1 million for the three months ended March 31, 2017 from $3.9 million for the three months ended March 31, 2016.  The decrease in interest income on securities occurred because of an $87.9 million decrease in the average securities balance and a nine basis point decrease in the average securities yield.

Interest Expense.  Interest expense increased by $238,000, or 12.6%, to $2.1 million for the three months ended March 31, 2017.  Interest expense on deposits increased by $243,000, or 17.3%, from $1.4 million for the three months ended March 31, 2016 to $1.7 million for the three months ended March 31, 2017. The increase in interest expense on deposits was due to an increase in the average outstanding balance and the average rate paid on deposits. The average outstanding balance of deposits increased by $51.2 million, or 3.6%, to $1.459 billion for the three months ended March 31, 2017 compared to $1.408 billion for the three months ended March 31, 2016.  The growth in deposits is primarily due to a $40.7 million increase in public deposits held in certificates of deposit.  The average rate paid on deposits increased by five basis points from 0.40% for the three months ended March 31, 2016 to 0.45% for the three months ended March 31, 2017, primarily due to a 32 basis point increase in certificate of deposit rates.

Provision for Loan Losses.  We recorded provisions for loan losses of $71,000 and $28,000 for the three months ended March 31, 2017 and 2016, respectively.  The provisions for loan losses included net recoveries of $17,000 for the three months ended March 31, 2017 and net charge-offs of $11,000 for the three months ended March 31, 2016.  The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.19% and 0.18% at March 31, 2017 and 2016, respectively.  Nonaccrual loans totaled $3.5 million at March 31, 2017, or 0.25% of total loans at that date, compared to $5.2 million of nonaccrual loans at March 31, 2016, or 0.42% of total loans at that date.  Nonaccrual loans as of March 31, 2017 and 2016 consisted primarily of one- to four-family residential real estate loans.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at March 31, 2017 and 2016.  For additional information see note (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income.  The following table summarizes changes in noninterest income between the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,		Change
	2017	2016	$ Change	% Change
		(Dollars in thousands)
Service fees on loan and deposit accounts	$556	$456	$100	21.9%
Income on bank-owned life insurance	226	247	(21)	(8.5)%
Gain on sale of investment securities	95	—	95	—%
Gain on sale of loans	63	61	2	3.3%
Other	82	122	(40)	(32.8)%
Total	$1,022	$886	$136	15.3%

Noninterest income increased by $136,000 for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.  During the three months ended March 31, 2017, service fees on loan and deposit accounts increased by $100,000, primarily due to incentives received on a new debit card agreement, an increase in appraisal fees and a decrease in the amortization of premiums on loans sold.  During the three months ended March 31, 2017, we received proceeds of $1.6 million from the sale of $1.5 million of held-to-maturity mortgage-backed securities, resulting in gross realized gains of $95,000.  We did not sell any held-to-maturity mortgage-backed securities during the three months ended March 31, 2016. The sale of these mortgage-backed securities, for which we had already collected a substantial portion of the original purchased principal (at least 85%), is in accordance with the Investments — Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of intent to hold remaining securities in the held-to-maturity portfolio to maturity.  Other income decreased by $40,000 primarily due to a decrease in commissions earned on annuity sales.

Noninterest Expense.  The following table summarizes changes in noninterest expense between the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,		Change
	2017	2016	$ Change	% Change
		(Dollars in thousands)
Salaries and employee benefits	$5,118	$5,426	$(308)	(5.7)%
Occupancy	1,449	1,420	29	2.0%
Equipment	866	906	(40)	(4.4)%
Federal deposit insurance premiums	148	225	(77)	(34.2)%
Other general and administrative expenses	1,126	1,082	44	4.1%
Total	$8,707	$9,059	$(352)	(3.9)%

Noninterest expense decreased by $352,000 for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Salaries and employee benefits expense decreased by $308,000 to $5.1 million for the three months ended March 31, 2017 from $5.4 million for the three months ended March 31, 2016 primarily due to a decrease in share-based compensation and an increase in the capitalized cost of new loan originations. The reduction in the cost of share-based compensation plans occurred as the majority of awards under our 2010 equity incentive plan became fully vested in 2016.  In addition, an increase in the capitalized cost of new loan originations in 2017 reduced compensation expense.  Federal deposit insurance premiums declined because of a decrease in the insurance assessment rate on deposits.  The decrease in equipment expense was primarily due to a decrease in equipment depreciation expense and service bureau expense.  The increase in other general and administrative expenses was mainly due to an increase in other professional fees, which was partially offset by a decrease in advertising expenses.

Income Tax Expense.  Income taxes were $2.6 million for the three months ended March 31, 2017, reflecting an effective tax rate of 37.4%, compared to $2.5 million for the three months ended March 31, 2016, reflecting an effective tax rate of 39.9%.

Income tax expense in the first quarter of 2017 included a $208,000 tax benefit related to the exercise of stock options.  Starting in 2017 a new accounting standard requires that any excess tax benefits resulting from the exercise of stock options be recognized in income tax expense.  Prior to the adoption of the new standard, the excess tax benefits were recorded as additional paid-in-capital.  The amount of tax benefits or deficiencies recognized in income tax expense depends on the number of options exercised and the difference in the stock prices at the exercise and grant dates.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan repayments, advances from the Federal Home Loan Bank, securities sold under agreements to repurchase, proceeds from loan sales and principal repayments on securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Chief Financial Officer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2017.

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

Our most liquid asset is cash.  The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period.  At March 31, 2017, our cash and cash equivalents totaled $103.1 million. On that date, we had $55.0 million in securities sold under agreements to repurchase outstanding and $69.0 million of Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $588.1 million under Federal Home Loan Bank advances.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2017, we had $20.5 million in loan commitments outstanding, most of which were for fixed-rate loans, and had $28.3 million in unused lines of credit to borrowers.  Certificates of deposit due within one year at March 31, 2017 totaled $158.3 million, or 10.2% of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2018.  We believe, however, based on past experience, that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities.  During the three months ended March 31, 2017, we originated $87.4 million of loans.  No securities were purchased in the three months ended March 31, 2017.  During the three months ended March 31, 2016, we originated $66.0 million of loans and purchased $1.2 million of securities.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances, securities sold under agreements to repurchase, stock repurchases and dividend payments.  We experienced net increases in deposits of $55.7 million and $29.8 million for the three months ended March 31, 2017 and 2016, respectively.  During the three months ended March 31, 2017, $40.7 million of the $55.7 million net increase in deposits is due to an increase in public deposits held in certificates of deposit.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provide an additional source of funds.  Federal Home Loan Bank advances remained constant at $69.0 million during the three months ended March 31, 2017 and 2016.  We had the ability to borrow up to an additional $588.1 million and $577.9 million from the Federal Home Loan Bank as of March 31, 2017 and December 31, 2016, respectively.  We also utilize securities sold under agreements to repurchase as another borrowing source.  Securities sold under agreements to repurchase remained constant at $55.0 million for the three months ended March 31, 2017 and 2016.

Territorial Bancorp Inc. is a separate legal entity from Territorial Savings Bank and must provide for its own liquidity to pay dividends, repurchase shares of its common stock and for other corporate purposes.  Territorial Bancorp Inc.’s primary source of liquidity is dividend payments from Territorial Savings Bank.  The ability of Territorial Savings Bank to pay dividends to Territorial Bancorp Inc. is subject to regulatory requirements.  At March 31, 2017, Territorial Bancorp Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $21.4 million.

Territorial Savings Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  On July 10, 2014, Territorial Savings Bank became a member of the Federal Reserve System.  The Federal Reserve requires that Territorial Savings Bank maintain a Tier 1 Leverage Capital ratio of 9.0% for three years as a condition of membership.  Effective January 1, 2015, the well capitalized threshold for Tier 1 risk-based capital was increased from 6.0% to 8.0% and a new capital standard, common equity tier 1 risk-based capital, was implemented with a 6.5% ratio requirement for a financial institution to be considered well capitalized.  Additionally, effective January 1, 2015, consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions became applicable to savings and loan holding companies over $1.0 billion in assets, such as the Company.  The capital requirements become fully-phased in on January 1, 2019.  At March 31, 2017, Territorial Savings Bank and the Company exceeded all of the fully-phased in regulatory capital requirements and are considered to be “well capitalized” under regulatory guidelines.  The tables below present the fully-phased in capital required to be considered “well-capitalized” as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for Territorial Savings Bank and the Company at March 31, 2017 and December 31, 2016:

(Dollars in thousands)	Required Ratio	Actual Amount	Actual Ratio
March 31, 2017:
Tier 1 Leverage Capital
Territorial Savings Bank (1)	9.00%	$215,891	11.40%
Territorial Bancorp Inc.	5.00%	$237,939	12.56%
Common Equity Tier 1 Risk-Based Capital (2)
Territorial Savings Bank	9.00%	$215,891	24.68%
Territorial Bancorp Inc.	9.00%	$237,939	27.19%
Tier 1 Risk-Based Capital (2)
Territorial Savings Bank	10.50%	$215,891	24.68%
Territorial Bancorp Inc.	10.50%	$237,939	27.19%
Total Risk-Based Capital (2)
Territorial Savings Bank	12.50%	$218,525	24.98%
Territorial Bancorp Inc.	12.50%	$240,573	27.50%

December 31, 2016:
Tier 1 Leverage Capital
Territorial Savings Bank (1)	9.00%	$219,365	11.76%
Territorial Bancorp Inc.	5.00%	$235,102	12.60%
Common Equity Tier 1 Risk-Based Capital (2)
Territorial Savings Bank	9.00%	$219,365	25.30%
Territorial Bancorp Inc.	9.00%	$235,102	27.11%
Tier 1 Risk-Based Capital (2)
Territorial Savings Bank	10.50%	$219,365	25.30%
Territorial Bancorp Inc.	10.50%	$235,102	27.11%
Total Risk-Based Capital (2)
Territorial Savings Bank	12.50%	$221,912	25.59%
Territorial Bancorp Inc.	12.50%	$237,649	27.41%

(1)	As a condition of membership in the Federal Reserve System, Territorial Savings Bank is required to maintain a Tier 1 Leverage Capital ratio of 9.00% for three years beginning on July 10, 2014.
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

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.  Except for an increase of $42.7 million in certificates of deposit and a decrease of $30.0 million in loan commitments between December 31, 2016 and March 31, 2017, there have not been any material changes in contractual obligations and funding needs since December 31, 2016.

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

The following table presents our internal calculations of the estimated changes in our EVE as of December 31, 2016 (the latest date for which we have available information) that would result from the designated instantaneous changes in the interest rate yield curve.

					Increase
					(Decrease) in
		Estimated		EVE Ratio as a	EVE Ratio as a
Change in		Increase		Percent of	Percent of
Interest Rates	Estimated EVE	(Decrease) in	Percentage	Present Value	Present Value of
(bp) (1)	(2)	EVE	Change in EVE	of Assets (3)(4)	Assets (3)(4)
(Dollars in thousands)
+400	$179,026	$(65,939)	(26.92)%	11.77%	(1.37)%
+300	$202,014	$(42,951)	(17.53)%	12.59%	(0.55)%
+200	$224,802	$(20,163)	(8.23)%	13.28%	0.14%
+100	$242,648	$(2,317)	(0.95)%	13.61%	0.47%
0	$244,965	$—	—%	13.14%	—%
-100	$220,732	$(24,233)	(9.89)%	11.46%	(1.68)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Interest rates on Freddie Mac mortgage-backed securities on March 31, 2017 and December 31, 2016 have not changed.  Since mortgage rates have not changed between quarters, there has likely been no significant change in the estimated EVE.

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

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2017. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2016.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)             Not applicable.

(b)             Not applicable.

(c)             Stock Repurchases.  The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended March 31, 2017:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
		Average Price	Part of Publicly	be Purchased Under
	Total Number of	Paid per	Announced Plans or	the Plans or
Period	Shares Purchased (1)	Share	Programs	Programs (2)
January 1, 2017 through January 31, 2017	20,030	$33.16	—	217,300
February 1, 2017 through February 28, 2017	8,672	33.48	—	217,300
March 1, 2017 through March 31, 2017	—	—	—	217,300

Total	28,702	$33.25	—	217,300

______________________________

(1)	Includes shares repurchased by the Company to pay the exercise price in connection with stock swap or net settlement transactions related to the exercise of stock options.
(2)

On or about March 7, 2016, our Board of Directors authorized the repurchase of up to 275,000 shares of our common stock.  We have entered into a Rule 10b5-1 plan with respect to our stock repurchase plan.  The repurchase plan has no expiration date.

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

TERRITORIAL BANCORP INC.
(Registrant)

Date: May 9, 2017	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and
Chief Executive Officer

Date: May 9, 2017	/s/ Melvin M. Miyamoto
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

101

The following materials from Territorial Bancorp, Inc’s Form 10-Q report for the quarter ended March 31, 2017, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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