Form 10-Q
period 2017-06-30
Territorial Bancorp Inc.
filed 2017-08-08
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 9,830,438 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of July 31, 2017.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	June 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$47,888	$61,273
Investment securities available for sale	2,943	—
Investment securities held to maturity, at amortized cost (fair value of $397,933 and $407,922 at June 30, 2017 and December 31, 2016, respectively)	395,556	407,656
Loans held for sale	1,166	1,601
Loans receivable, net	1,404,472	1,335,987
Federal Home Loan Bank stock, at cost	5,013	4,945
Federal Reserve Bank stock, at cost	3,103	3,095
Accrued interest receivable	4,769	4,732
Premises and equipment, net	5,127	4,327
Bank-owned life insurance	43,747	43,294
Income taxes receivable	—	122
Deferred income tax assets, net	7,535	7,905
Prepaid expenses and other assets	2,796	2,625
Total assets	$1,924,115	$1,877,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,532,557	$1,493,200
Advances from the Federal Home Loan Bank	69,000	69,000
Securities sold under agreements to repurchase	55,000	55,000
Accounts payable and accrued expenses	23,924	23,258
Income taxes payable	2,208	1,616
Advance payments by borrowers for taxes and insurance	5,959	5,702
Total liabilities	1,688,648	1,647,776

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 9,830,438 and 9,778,974 shares at June 30, 2017 and December 31, 2016, respectively	98	98
Additional paid-in capital	72,433	71,914
Unearned ESOP shares	(5,627)	(5,872)
Retained earnings	173,892	168,962
Accumulated other comprehensive loss	(5,329)	(5,316)
Total stockholders’ equity	235,467	229,786
Total liabilities and stockholders’ equity	$1,924,115	$1,877,562

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest income:
Loans	$13,527	$12,647	$27,040	$25,008
Investment securities	3,078	3,750	6,159	7,625
Other investments	172	146	359	290
Total interest income	16,777	16,543	33,558	32,923

Interest expense:
Deposits	1,775	1,470	3,426	2,878
Advances from the Federal Home Loan Bank	261	256	515	513
Securities sold under agreements to repurchase	217	218	433	436
Total interest expense	2,253	1,944	4,374	3,827

Net interest income	14,524	14,599	29,184	29,096
Provision (reversal of provision) for loan losses	(123)	84	(52)	112

Net interest income after provision (reversal of provision) for loan losses	14,647	14,515	29,236	28,984

Noninterest income:
Service fees on loan and deposit accounts	507	473	1,063	929
Income on bank-owned life insurance	227	240	453	487
Gain on sale of investment securities	186	190	281	190
Gain on sale of loans	63	129	126	190
Other	76	102	158	224
Total noninterest income	1,059	1,134	2,081	2,020

Noninterest expense:
Salaries and employee benefits	4,935	5,256	10,053	10,682
Occupancy	1,461	1,433	2,910	2,853
Equipment	882	912	1,748	1,818
Federal deposit insurance premiums	148	227	296	452
Other general and administrative expenses	1,328	1,160	2,454	2,242
Total noninterest expense	8,754	8,988	17,461	18,047

Income before income taxes	6,952	6,661	13,856	12,957
Income taxes	2,651	2,624	5,234	5,136
Net income	$4,301	$4,037	$8,622	$7,821

Basic earnings per share	$0.46	$0.44	$0.93	$0.85
Diluted earnings per share	$0.45	$0.43	$0.90	$0.83
Cash dividends paid per common share	$0.20	$0.18	$0.40	$0.36
Basic weighted-average shares outstanding	9,255,739	9,059,515	9,235,553	9,047,217
Diluted weighted-average shares outstanding	9,539,757	9,345,262	9,539,543	9,323,432

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$4,301	$4,037	$8,622	$7,821

Change in unfunded pension liability	—	—	—	(21)
Change in unrealized loss on securities	(15)	4	(13)	6
Change in noncredit related loss on trust preferred securities	—	44	—	46
Other comprehensive income (loss), net of tax	(15)	48	(13)	31
Comprehensive income	$4,286	$4,085	$8,609	$7,852

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity
Balances at December 31, 2015	$96	$70,118	$(6,361)	$161,024	$(5,236)	$219,641

Net income	—	—	—	7,821	—	7,821
Other comprehensive income	—	—	—	—	31	31
Cash dividends paid ($0.36 per share)	—	—	—	(3,292)	—	(3,292)
Share-based compensation	—	1,323	—	—	—	1,323
Allocation of 24,466 ESOP shares	—	393	244	—	—	637
Repurchase of 57,903 shares of company common stock	(1)	(1,509)	—	—	—	(1,510)
Exercise of 61,340 options for common stock	1	1,064	—	—	—	1,065

Balances at June 30, 2016	$96	$71,389	$(6,117)	$165,553	$(5,205)	$225,716

Balances at December 31, 2016	$98	$71,914	$(5,872)	$168,962	$(5,316)	$229,786

Net income	—	—	—	8,622	—	8,622
Other comprehensive loss	—	—	—	—	(13)	(13)
Cash dividends paid ($0.40 per share)	—	—	—	(3,692)	—	(3,692)
Share-based compensation	—	(11)	—	—	—	(11)
Allocation of 24,466 ESOP shares	—	530	245	—	—	775
Repurchase of 59,430 shares of company common stock	(1)	(1,924)	—	—	—	(1,925)
Exercise of 110,894 options for common stock	1	1,924	—	—	—	1,925

Balances at June 30, 2017	$98	$72,433	$(5,627)	$173,892	$(5,329)	$235,467

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$8,622	$7,821
Adjustments to reconcile net income to net cash from operating activities:
Provision (reversal of provision) for loan losses	(52)	112
Depreciation and amortization	513	595
Deferred income tax expense	379	349
Amortization of fees, discounts, and premiums	(235)	(397)
Origination of loans held for sale	(16,006)	(23,084)
Proceeds from sales of loans held for sale	16,568	24,173
Gain on sale of loans, net	(126)	(190)
Gain on sale of investment securities held to maturity	(281)	(190)
ESOP expense	775	637
Share-based compensation (benefit) expense	(11)	1,323
Increase in accrued interest receivable	(37)	(128)
Net increase in bank-owned life insurance	(453)	(487)
Net increase in prepaid expenses and other assets	(171)	(134)
Net increase in accounts payable and accrued expenses	666	9
Net increase in advance payments by borrowers for taxes and insurance	257	191
Net decrease in income taxes receivable	122	—
Net increase (decrease) in income taxes payable	592	(135)

Net cash from operating activities	11,122	10,465

Cash flows from investing activities:
Purchases of investment securities held to maturity	(19,908)	(2,523)
Purchases of investment securities available for sale	(2,970)	—
Principal repayments on investment securities held to maturity	27,245	35,608
Proceeds from sale of investment securities held to maturity	5,053	3,122
Loan originations, net of principal repayments on loans receivable	(68,203)	(69,581)
Purchases of Federal Home Loan Bank stock	(483)	(155)
Proceeds from redemption of Federal Home Loan Bank stock	415	—
Purchases of Federal Reserve Bank stock	(8)	(40)
Purchases of premises and equipment	(1,313)	(91)

Net cash from investing activities	(60,172)	(33,660)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from financing activities:
Net increase in deposits	$39,357	$24,651
Proceeds from advances from the Federal Home Loan Bank	10,375	—
Repayments of advances from the Federal Home Loan Bank	(10,375)	—
Proceeds from exercise of stock options	—	566
Repurchases of common stock	—	(771)
Cash dividends paid	(3,692)	(3,292)

Net cash from financing activities	35,665	21,154

Net decrease in cash and cash equivalents	(13,385)	(2,041)

Cash and cash equivalents at beginning of the period	61,273	65,919

Cash and cash equivalents at end of the period	$47,888	$63,878

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$4,308	$3,819
Income taxes	4,212	4,922

Supplemental disclosure of noncash investing and financing activities:
Company stock repurchased, not settled	$—	$240
Company stock acquired through swap and net settlement transactions	1,925	499

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

In March 2016, the FASB amended the Compensation – Stock Compensation topic of the FASB ASC.  The amendment includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  Some of the key provisions of the amendment require companies to record all excess tax benefits and tax deficiencies as income tax benefit or expense in the income statement rather than as an adjustment to additional paid-in capital.  In addition, the amendments requires that excess tax benefits should be reported as an operating activity on the statement of cash flows and increases the amount an employer can withhold for taxes for share-based compensation awards.  The amendment is effective for annual periods beginning after December 15, 2016.  The Company adopted this amendment effective January 1, 2017.  The adoption of this amendment has resulted in increased volatility to income tax expense related to excess tax benefits and tax deficiencies for share-based compensation.  The amount of tax benefits or deficiencies recognized in income tax expense depends on the number of options exercised and the difference in the stock prices at the exercise and grant dates.  For the six months ended June 30, 2017, the Company recognized $392,000 of tax benefits related to the exercise of stock options.

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

(4)      Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Cash and due from banks	$9,820	$9,043
Interest-earning deposits in other banks	38,068	52,230
Cash and cash equivalents	$47,888	$61,273

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank of San Francisco.

(5)      Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2017:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$2,970	$—	$(27)	$2,943
Total	$2,970	$—	$(27)	$2,943

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$394,800	$7,061	$(4,937)	$396,924
Trust preferred securities	756	253	—	1,009
Total	$395,556	$7,314	$(4,937)	$397,933

December 31, 2016:
Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$406,498	$7,285	$(7,024)	$406,759
Trust preferred securities	1,158	5	—	1,163
Total	$407,656	$7,290	$(7,024)	$407,922

The amortized cost and estimated fair value of investment securities at June 30, 2017 are shown below.  Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Available-for-sale:
Due within 5 years	$—	$—
Due after 5 years through 10 years	—	—
Due after 10 years	2,970	2,943
Total	$2,970	$2,943

Held-to-maturity:
Due within 5 years	$15	$15
Due after 5 years through 10 years	41	41
Due after 10 years	395,500	397,877
Total	$395,556	$397,933

Realized gains and losses and the proceeds from sales of securities held to maturity are shown in the table below.  All sales of securities were U.S. government-sponsored mortgage-backed securities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Proceeds from sales	$3,464	$3,122	$5,053	$3,122
Gross gains	186	190	281	190
Gross losses	—	—	—	—

The sale of these mortgage-backed securities, for which the Company had already collected a substantial portion of the outstanding purchased principal (at least 85%), is in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of intent to hold remaining securities in the held-to-maturity portfolio to maturity.

Investment securities with amortized costs of $264.3 million and $239.9 million at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at June 30, 2017 and December 31, 2016.  The Company does not intend to sell held-to-maturity securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
June 30, 2017
Mortgage-backed securities	$147,913	$3,853	$22,097	$1,111	49	$170,010	$4,964
December 31, 2016
Mortgage-backed securities	$179,741	$5,599	$23,402	$1,425	50	$203,143	$7,024

Mortgage-Backed Securities.  The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates subsequent to purchase.  All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2017 and December 31, 2016.

Trust Preferred Securities.  At June 30, 2017, the Company owned one trust preferred security, PreTSL XXIII.  PreTSL XXIII has an amortized cost and a remaining cost basis of $756,000 at June 30, 2017.  The trust preferred security represents an investment in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. This security is classified in the Company’s held-to-maturity investment portfolio.

The trust preferred securities market is considered to be inactive as only six transactions have occurred over the past 66 months in the same tranche of securities that we own and no new issues of pooled trust preferred securities have occurred since 2007.  We used a discounted cash flow model to determine whether this security is other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in PreTSL XXIII did not incur additional impairment during the six months ended June 30, 2017 and there is no accumulated other comprehensive loss related to noncredit factors.

It is reasonably possible that the fair value of the trust preferred security could decline in the near term if the overall economy and the financial condition of some of the issuers deteriorate further and the liquidity of this security remains low.  As a result, there is a risk that the Company’s remaining cost basis of $756,000 on the trust preferred security could be credit-related other-than-temporarily impaired in the near term.  The impairment, if any, could be material to the Company’s consolidated statements of income.

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Balance at the beginning of the period	$2,403	$2,403
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Credit losses on debt securities which were sold	—	—
Balance at the end of the period	$2,403	$2,403

The table below shows the components of accumulated other comprehensive loss, net of taxes, resulting from other-than-temporarily impaired securities:

	June 30,
(Dollars in thousands)	2017	2016
Noncredit losses on other-than-temporarily impaired securities, net of taxes	$—	$101

(6)      Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Real estate loans:
First mortgages:
One- to four-family residential	$1,359,149	$1,289,364
Multi-family residential	9,399	9,551
Construction, commercial and other	22,693	23,346
Home equity loans and lines of credit	13,846	14,805
Total real estate loans	1,405,087	1,337,066
Other loans:
Loans on deposit accounts	303	204
Consumer and other loans	4,752	4,360
Total other loans	5,055	4,564
Less:
Net unearned fees and discounts	(3,213)	(3,191)
Allowance for loan losses	(2,457)	(2,452)
Total unearned fees, discounts and allowance for loan losses	(5,670)	(5,643)
Loans receivable, net	$1,404,472	$1,335,987

The table below presents the activity in the allowance for loan losses by portfolio segment:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended June 30, 2017:
Balance, beginning of period	$1,603	$564	$1	$135	$237	$2,540
Provision (reversal of provision) for loan losses	(45)	(8)	—	(78)	8	(123)
	1,558	556	1	57	245	2,417
Charge-offs	—	—	—	(7)	—	(7)
Recoveries	44	—	—	3	—	47
Net recoveries (charge-offs)	44	—	—	(4)	—	40
Balance, end of period	$1,602	$556	$1	$53	$245	$2,457

Six months ended June 30, 2017:
Balance, beginning of period	$1,594	$519	$2	$115	$222	$2,452
Provision (reversal of provision) for loan losses	(56)	37	(1)	(55)	23	(52)
	1,538	556	1	60	245	2,400
Charge-offs	(11)	—	—	(12)	—	(23)
Recoveries	75	—	—	5	—	80
Net recoveries (charge-offs)	64	—	—	(7)	—	57
Balance, end of period	$1,602	$556	$1	$53	$245	$2,457

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended June 30, 2016:
Balance, beginning of period	$1,398	$509	$3	$75	$198	$2,183
Provision (reversal of provision) for loan losses	39	58	—	(21)	8	84
	1,437	567	3	54	206	2,267
Charge-offs	—	—	—	(4)	—	(4)
Recoveries	7	—	—	6	—	13
Net recoveries	7	—	—	2	—	9
Balance, end of period	$1,444	$567	$3	$56	$206	$2,276

Six months ended June 30, 2016:
Balance, beginning of period	$1,380	$517	$3	$72	$194	$2,166
Provision (reversal of provision) for loan losses	57	50	—	(7)	12	112
	1,437	567	3	65	206	2,278
Charge-offs	—	—	—	(18)	—	(18)
Recoveries	7	—	—	9	—	16
Net recoveries (charge-offs)	7	—	—	(9)	—	(2)
Balance, end of period	$1,444	$567	$3	$56	$206	$2,276

During the three and six months ended June 30, 2017, there were reversals of loan loss provisions of $123,000 and $52,000, respectively, due to the improving credit quality of the loan portfolio and a reduction in loan losses.

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

Management considers the allowance for loan losses at June 30, 2017 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions at that date. While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings.  In addition, as an integral part of their examination process, the bank regulators periodically review the allowance for loan losses and may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
June 30, 2017:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,602	556	1	53	245	2,457
Total ending allowance balance	$1,602	$556	$1	$53	$245	$2,457

Loans:
Ending loan balance:
Individually evaluated for impairment	$4,171	$—	$175	$—	$—	$4,346
Collectively evaluated for impairment	1,361,239	22,601	13,676	5,067	—	1,402,583
Total ending loan balance	$1,365,410	$22,601	$13,851	$5,067	$—	$1,406,929

December 31, 2016:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,594	519	2	115	222	2,452
Total ending allowance balance	$1,594	$519	$2	$115	$222	$2,452

Loans:
Ending loan balance:
Individually evaluated for impairment	$5,587	$—	$156	$1	$—	$5,744
Collectively evaluated for impairment	1,290,209	23,256	14,656	4,574	—	1,332,695
Total ending loan balance	$1,295,796	$23,256	$14,812	$4,575	$—	$1,338,439

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

		Unpaid
	Recorded	Principal
(Dollars in thousands)	Investment	Balance
June 30, 2017:
With no related allowance recorded:
One- to four-family residential mortgages	$4,171	$5,002
Home equity loans and lines of credit	175	230
Total	$4,346	$5,232

December 31, 2016:
With no related allowance recorded:
One- to four-family residential mortgages	$5,587	$6,469
Home equity loans and lines of credit	156	204
Consumer and other	1	1
Total	$5,744	$6,674

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
2017:
With no related allowance recorded:
One- to four-family residential mortgages	$4,205	$18	$4,239	$31
Home equity loans and lines of credit	178	—	180	—
Total	$4,383	$18	$4,419	$31

2016:
With no related allowance recorded:
One- to four-family residential mortgages	$6,123	$18	$6,157	$38
Home equity loans and lines of credit	165	—	165	—
Total	$6,288	$18	$6,322	$38

There were no loans individually evaluated for impairment with a related allowance for loan loss as of June 30, 2017 or December 31, 2016.  Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they were written down to fair value at the time of impairment.

The table below presents the aging of loans and accrual status by class of loans:

								Loans
								More Than
								90 Days
	30 - 59	60 - 89	90 Days or					Past Due
	Days Past	Days Past	Greater	Total Past	Loans Not	Total	Nonaccrual	and Still
(Dollars in thousands)	Due	Due	Past Due	Due	Past Due	Loans	Loans	Accruing
June 30, 2017:
One- to four-family residential mortgages	$212	$—	$788	$1,000	$1,355,030	$1,356,030	$3,247	$—
Multi-family residential mortgages	—	—	—	—	9,380	9,380	—	—
Construction, commercial and other mortgages	—	—	—	—	22,601	22,601	—	—
Home equity loans and lines of credit	—	—	41	41	13,810	13,851	175	—
Loans on deposit accounts	—	—	—	—	303	303	—	—
Consumer and other	1	3	—	4	4,760	4,764	—	—

Total	$213	$3	$829	$1,045	$1,405,884	$1,406,929	$3,422	$—

December 31, 2016:
One- to four-family residential mortgages	$185	$133	$1,358	$1,676	$1,284,590	$1,286,266	$4,402	$—
Multi-family residential mortgages	—	—	—	—	9,530	9,530	—	—
Construction, commercial and other mortgages	—	—	—	—	23,256	23,256	—	—
Home equity loans and lines of credit	16	35	49	100	14,712	14,812	156	—
Loans on deposit accounts	—	—	—	—	204	204	—	—
Consumer and other	3	—	1	4	4,367	4,371	1	—

Total	$204	$168	$1,408	$1,780	$1,336,659	$1,338,439	$4,559	$—

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

The Company had 16 nonaccrual loans with a book value of $3.4 million at June 30, 2017 and 19 nonaccrual loans with a book value of $4.6 million as of December 31, 2016.  The Company collected interest on nonaccrual loans of $87,000 and $106,000 during the six months ended June 30, 2017 and 2016, respectively, but due to regulatory requirements, the Company recorded the interest as a reduction of principal.  The Company would have recognized additional interest income of $114,000 and $151,000 during the six months ended June 30, 2017 and 2016, had the loans been accruing interest.  The Company did not have any loans more than 90 days past due and still accruing interest as of June 30, 2017 and December 31, 2016.

There were no loans modified in a troubled debt restructuring during the six months ended June 30, 2017 or 2016.  There were no new troubled debt restructurings within the past 12 months that subsequently defaulted.

The Company had 10 troubled debt restructurings totaling $2.1 million as of June 30, 2017 that were considered to be impaired.  This total included nine one- to four-family residential mortgage loans totaling $2.0 million and one home equity loan for $100,000.  Four of the loans, totaling $924,000, are performing in accordance with their restructured terms and accruing interest at June 30, 2017.  Five of the loans, totaling $1.1 million, are performing in accordance with their restructured terms but not accruing interest at June 30, 2017. One of the loans, for $149,000, was more than 149 days delinquent and not accruing interest as of June 30, 2017.  The Company had 13 troubled debt restructurings totaling $2.9 million as of December 31, 2016 that were considered to be impaired.  This total included 12 one- to four-family residential mortgage loans totaling $2.8 million and one home equity loan for $107,000.  Five of the loans, totaling $1.2 million, were performing in accordance with their restructured terms and accruing interest at December 31, 2016.  Seven of the loans, totaling $1.6 million, were performing in accordance with their restructured terms but not accruing interest at December 31, 2016.  One of the loans, for $149,000, was more than 149 days delinquent and not accruing interest as of December 31, 2016.  Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers.  At June 30, 2017, we had no commitments to lend any additional funds to these borrowers.

The Company had no real estate owned as of June 30, 2017 or December 31, 2016.  There were three one- to four-family residential mortgage loans totaling $346,000 in the process of foreclosure as of June 30, 2017, and four one- to four-family residential mortgage loans totaling $702,000 in the process of foreclosure as of December 31, 2016.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii.  Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the six months ended June 30, 2017 and 2016, the Company sold $16.6 million and $24.1 million, respectively, of mortgage loans held for sale and recognized gains of $126,000 and $190,000, respectively.  The Company had two loans held for sale totaling $1.2 million at June 30, 2017 and five loans held for sale totaling $1.6 million at December 31, 2016.

The Company serviced loans for others of $38.8 million at June 30, 2017 and $41.5 million at December 31, 2016. Of these amounts, $2.0 million and $2.2 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at June 30, 2017 and December 31, 2016, respectively.  The amount of contractually specified servicing fees earned for the six-month periods ended June 30, 2017 and 2016 was $54,000 and $67,000, respectively.  The amount of contractually specified servicing fees earned for the three-month periods ended June 30, 2017 and 2016 was $26,000 and $33,000, respectively.  The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

(7)      Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset.  Securities sold under agreements to repurchase are summarized as follows:

	June 30, 2017		December 31, 2016
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
1 year or less	$25,000	1.46%	$25,000	1.46%
Over 1 year to 2 years	20,000	1.66	—	—
Over 2 years to 3 years	10,000	1.65	25,000	1.66
Over 3 years to 4 years	—	—	5,000	1.65
Total	$55,000	1.57%	$55,000	1.57%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at June 30, 2017.  The amount at risk is the greater of the carrying value or fair value over the repurchase liability and refers to the potential loss to the Company if the secured lender fails to return the security at the maturity date of the agreement.  All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government-sponsored enterprises.  The repurchase liability cannot exceed 90% of the fair value of securities pledged.  In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$58,513	$58,591	$55,000	$3,591	14

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
June 30, 2017:
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

The components of net periodic benefit cost were as follows:

	SERP		SERP
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Net periodic benefit cost for the period:
Service cost	$10	$15	$20	$29
Interest cost	35	33	70	66
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized actuarial loss	—	—	—	—
Recognized curtailment loss	—	—	—	—
Net periodic benefit cost	$45	$48	$90	$95

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company.  The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants.  As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity.  The shares committed to be released are considered outstanding for earnings per share computations.  Compensation expense recognized for the three months ended June 30, 2017 and 2016 amounted to $305,000 and $259,000, respectively.  Compensation expense recognized for the six months ended June 30, 2017 and 2016 amounted to $626,000 and $521,000, respectively.

Shares held by the ESOP trust were as follows:

	June 30,	December 31,
	2017	2016
Allocated shares	397,463	372,997
Unearned shares	562,727	587,193
Total ESOP shares	960,190	960,190
Fair value of unearned shares, in thousands	$17,551	$19,283

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula.  The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans.  We accrue for these benefits over the period during which employees provide services to earn these benefits.  For the three months ended June 30, 2017 we reversed $53,000 for the ESOP restoration plan and for the three months ended June 30, 2016 we accrued $45,000 for the ESOP restoration plan.  For the six months ended June 30, 2017 and 2016, we accrued $64,000 and $121,000, respectively, for the ESOP restoration plan.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Compensation expense	$28	$661	$37	$1,323
Income tax benefit	11	266	15	531

Shares of our common stock issued under the 2010 Equity Incentive Plan shall come from authorized shares.  The maximum number of shares that will be awarded under the plan will be 1,862,637 shares.

Stock Options

The table below presents the stock option activity for the six months ended June 30, 2017 and 2016:

		Weighted		Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (years)	(in thousands)
Options outstanding at December 31, 2016	706,430	$17.43	3.70	$10,884
Granted	—	—	—	—
Exercised	110,894	17.36	—	1,670
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at June 30, 2017	595,536	$17.45	3.21	$8,185

Options outstanding at December 31, 2015	832,300	$17.42	4.70	$8,588
Granted	—	—	—	—
Exercised	61,340	17.36	—	539
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at June 30, 2016	770,960	$17.43	4.20	$6,972

Options vested and exercisable at June 30, 2017	593,136	$17.41	3.19	$8,173

There were no options that vested in the three or six months ended June 30, 2017 or 2016.

The following summarizes certain stock option activity of the Company:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Intrinsic value of stock options exercised	$797	$400	$1,670	$539
Proceeds received from stock options exercised	971	782	1,925	1,065
Tax benefits realized from stock options exercised	287	57	594	95
Total fair value of stock options that vested	—	—	—	—

During the six months ended June 30, 2017, we issued 51,464 shares of common stock, net, in exchange for 110,894 stock options and 59,430 shares of common stock.  Pursuant to the provisions of our equity incentive plan, optionees are permitted to use the value of our common stock they own in a stock swap transaction or net settlement to pay the exercise price of stock options.

As of June 30, 2017, the Company had $5,000 of unrecognized compensation costs related to the stock option plan that will be amortized over a three-year vesting period.

Restricted Stock

Restricted stock are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant.  Unvested restricted stock may not be disposed of or transferred during the vesting period.  Restricted stock carry with them the right to receive dividends.

The table below presents the restricted stock activity:

		Weighted
		Average Grant
	Restricted	Date Fair
	Stock Awards	Value
Nonvested at December 31, 2016	2,400	$26.23
Granted	9,604	29.53
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2017	12,004	$28.87

Nonvested at December 31, 2015	114,542	$17.67
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2016	114,542	$17.67

During the three months ended June 30, 2017, the Company issued 9,604 shares of restricted stock to certain members of executive management under the 2010 Equity Incentive Plan.  The fair value of the restricted stock is based on the value of the Company’s stock on the date of grant.  Restricted stock will vest over three years from the date of grant.

As of June 30, 2017, the Company had $310,000 of unrecognized compensation costs related to restricted stock.

During the three months ended June 30, 2017, the Company issued 11,525 of performance-based restricted stock units (PRSUs) to certain members of executive management under the 2010 Equity Incentive Plan.  These PRSUs will vest in the first quarter of 2020 after our Compensation Committee determines whether a performance condition that compares the Company’s return on average equity to the SNL Bank Index is achieved.  Depending on the Company’s performance, the actual number of these PRSUs that are issued at the end of the vesting period can vary between 0% to 150% of the target award.  For the PRSUs, an estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized.  This estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period.

The table below presents the PRSUs that will vest on a performance condition:

Restricted
	Stock Units	Weighted
	Based on a	Average Grant
	Performance	Date Fair
	Condition	Value
Nonvested at December 31, 2016	—	$—
Granted	11,525	29.53
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2017	11,525	$29.53

The fair value of these PRSUs is based on the fair value of the Company’s stock on the date of grant.  As of June 30, 2017, the Company had $219,000 of unrecognized compensation costs related to these PRSUs.  Performance will be measured over a three-year performance period and will be cliff vested.

During the three months ended June 30, 2017, the Company issued 2,881 of PRSUs to certain members of executive management under the 2010 Equity Incentive Plan.  These PRSUs will vest in the first quarter of 2020 after our Compensation Committee determines whether a market condition that compares the Company’s total stock return to the SNL Bank Index is achieved.  The number of shares that will be expensed will not be adjusted for performance.  The fair value of these PRSUs is based on a Monte Carlo valuation of the Company’s stock on the date of grant.  The assumptions which were used in the Monte Carlo valuation of the PRSUs are:

Grant date: May 25, 2017

Performance period: January 1, 2017 to December 31, 2019

2.60 year risk-free rate on grant date: 1.40%

December 31, 2016 closing price: $32.84

Closing stock price on the date of grant: $29.53

Annualized volatility (based on 2.60 year historical volatility as of the grant date): 15.7%

Annual dividend preceding the grant date: $0.80

The table below presents the PRSUs that will vest on a market condition:

	Restricted	Monte Carlo
	Stock Units	Valuation of
	Based on a Market	the Company's
	Condition	Stock
Nonvested at December 31, 2016	—	$—
Granted	2,881	24.44
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2017	2,881	$24.44

As of June 30, 2017, the Company had $45,000 of unrecognized compensation costs related to the PRSUs that are based on a market condition.  Performance will be measured over a three-year performance period and will be cliff vested.

(12)    Earnings Per Share

Holders of unvested restricted stock receive nonforfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings.  Unvested restricted stock awards that contain nonforfeitable rights to dividends or dividend equivalents are considered to be participating securities in the earnings per share computation using the two-class method.  Under the two-class method, earnings are allocated to common shareholders and participating securities according to their respective rights to earnings.

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Net income	$4,301	$4,037	$8,622	$7,821
Income allocated to participating securities	(4)	(50)	(7)	(98)
Net income available to common shareholders	$4,297	$3,987	$8,615	$7,723

Weighted-average number of shares used in:
Basic earnings per share	9,255,739	9,059,515	9,235,553	9,047,217
Dilutive common stock equivalents:
Stock options and restricted stock units	284,018	285,747	303,990	276,215
Diluted earnings per share	9,539,757	9,345,262	9,539,543	9,323,432

Net income per common share, basic	$0.46	$0.44	$0.93	$0.85
Net income per common share, diluted	$0.45	$0.43	$0.90	$0.83

(13)    Other Comprehensive Income and Loss

The table below presents the changes in the components of accumulated other comprehensive income and loss, net of taxes:

		Noncredit
		Related
		Loss on
	Unfunded	Trust	Unrealized
	Pension	Preferred	Loss on
(Dollars in thousands)	Liability	Securities	Securities	Total
Three months ended June 30, 2017
Balances at beginning of period	$5,284	$—	$30	$5,314
Other comprehensive loss, net of taxes	—	—	15	15
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive loss	—	—	15	15
Balances at end of period	$5,284	$—	$45	$5,329

Three months ended June 30, 2016
Balances at beginning of period	$5,065	$145	$43	$5,253
Other comprehensive income, net of taxes	—	(44)	(4)	(48)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	—	(44)	(4)	(48)
Balances at end of period	$5,065	$101	$39	$5,205

Six months ended June 30, 2017
Balances at beginning of period	$5,284	$—	$32	$5,316
Other comprehensive loss, net of taxes	—	—	13	13
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive loss	—	—	13	13
Balances at end of period	$5,284	$—	$45	$5,329

Six months ended June 30, 2016
Balances at beginning of period	$5,044	$147	$45	$5,236
Other comprehensive loss (income), net of taxes	21	(46)	(6)	(31)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive loss (income)	21	(46)	(6)	(31)
Balances at end of period	$5,065	$101	$39	$5,205

The table below presents the tax effect on each component of accumulated other comprehensive loss:

	Three Months Ended June 30,
	2017			2016
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unfunded pension liability	$—	$—	$—	$—	$—	$—
Noncredit related loss on trust preferred securities	—	—	—	(73)	29	(44)
Unrealized loss on securities	25	(10)	15	(6)	2	(4)
Total	$25	$(10)	$15	$(79)	$31	$(48)

	Six Months Ended June 30,
	2017			2016
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unfunded pension liability	$—	$—	$—	$—	$21	$21
Noncredit related loss on trust preferred securities	—	—	—	(76)	30	(46)
Unrealized loss on securities	22	(9)	13	(10)	4	(6)
Total	$22	$(9)	$13	$(86)	$55	$(31)

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

The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.  The trust preferred securities market is considered to be inactive as only six transactions have occurred over the past 66 months in the same tranche of securities we own and no new issues of pooled trust preferred securities have occurred since 2007.  The fair value of our trust preferred securities was determined using a discounted cash flow model.  Our model used a discount rate equal to three-month LIBOR plus 20.00%.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2017
Assets
Cash and cash equivalents	$47,888	$47,888	$47,888	$—	$—
Investment securities available for sale	2,943	2,943	—	2,943	—
Investment securities held to maturity	395,556	397,933	—	396,924	1,009
Loans held for sale	1,166	1,180	—	1,180	—
Loans receivable, net	1,404,472	1,418,793	—	—	1,418,793
FHLB stock	5,013	5,013	—	5,013	—
FRB stock	3,103	3,103	—	3,103	—
Accrued interest receivable	4,769	4,769	8	1,031	3,730
Interest rate contracts	5	5	—	5	—

Liabilities
Deposits	1,532,557	1,532,299	—	1,270,810	261,489
Advances from the Federal Home Loan Bank	69,000	68,949	—	68,949	—
Securities sold under agreements to repurchase	55,000	55,007	—	55,007	—
Accrued interest payable	284	284	—	172	112
Interest rate contracts	5	5	—	5	—

December 31, 2016
Assets
Cash and cash equivalents	$61,273	$61,273	$61,273	$—	$—
Investment securities held to maturity	407,656	407,922	—	406,759	1,163
Loans held for sale	1,601	1,601	—	1,601	—
Loans receivable, net	1,335,987	1,352,137	—	—	1,352,137
FHLB stock	4,945	4,945	—	4,945	—
FRB stock	3,095	3,095	—	3,095	—
Accrued interest receivable	4,732	4,732	10	1,064	3,658
Interest rate contracts	104	104	—	104	—

Liabilities
Deposits	1,493,200	1,493,094	—	1,257,157	235,937
Advances from the Federal Home Loan Bank	69,000	69,068	—	69,068	—
Securities sold under agreements to repurchase	55,000	55,123	—	55,123	—
Accrued interest payable	218	218	—	172	46
Interest rate contracts	104	104	—	104	—

At June 30, 2017 and December 31, 2016, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

June 30, 2017
Interest rate contracts — assets	$—	$5	$—	$5
Interest rate contracts — liabilities	—	(5)	—	(5)
Available-for-sale investments	2,943	—	—	2,943

December 31, 2016
Interest rate contracts — assets	$—	$104	$—	$104
Interest rate contracts — liabilities	—	(104)	—	(104)

The fair value of interest rate contracts was determined by referring to prices quoted in the secondary market for similar contracts.  The fair value of available-for-sale investments was determined using quoted market prices.

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016 and the related gains and losses for the six months ended June 30, 2017 and the year ended December 31, 2016:

	Fair Value
(Dollars in thousands)	Adjustment Date	Level 1	Level 2	Level 3	Total	Total Gains (Losses)

June 30, 2017
Impaired loans	3/31/2017	$—	$87	$—	$87	$(11)

December 31, 2016
Trust preferred securities	9/30/2016	$—	$—	$1,066	$1,066	$242
Mortgage servicing assets	6/30/2016	—	—	341	341	(49)
Impaired loans	8/31/2016	—	64	—	64	(33)
Loans held for sale	12/31/2016	—	1,601	—	1,601	(1)

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

(15)    Subsequent Events

On June 28, 2017, the Board of Directors of Territorial Bancorp Inc. announced a special cash dividend of $0.10 per share of common stock.  The dividend was paid on July 26, 2017 to stockholders of record as of July 12, 2017.

On July 27, 2017, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.20 per share of common stock.  The dividend is expected to be paid on August 24, 2017 to stockholders of record as of August 10, 2017.

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

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  You should not place undue reliance on such statements.  We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Quarterly Report.

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

•	changes in our organization, compensation and benefit plans;

•	fluctuations in the demand for loans;

•	significant increases in loan losses;

•	success in introducing new products and services;

•	failure or breaches of IT security systems;

•	ability to retain management team;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

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

We have continued our focus on originating one- to four-family residential real estate loans.  Our emphasis on conservative loan underwriting has resulted in continued low levels of nonperforming assets. Our nonperforming assets, which can include nonaccrual loans and real estate owned, totaled $3.4 million, or 0.18% of total assets at June 30, 2017, compared to $4.6 million, or 0.24% of total assets at December 31, 2016.  As of June 30, 2017, nonperforming assets consisted of 16 mortgage loans totaling $3.4 million.  Our nonperforming loans and loss experience has enabled us to maintain a relatively low allowance for loan losses in relation to other peer institutions and correspondingly resulted in low levels of provisions for loan losses.  We reversed $52,000 of loan loss provisions for the six months ended June 30, 2017 and recorded a $112,000 loss provision for the six months ended June 30, 2016.

Other than our loans for the construction of one- to four-family residential homes, we do not offer “interest only” mortgage loans (where the borrower pays only interest for an initial period, after which the loan converts to a fully amortizing loan) on one- to four-family residential properties.  We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan.  We do not offer “subprime loans” (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (traditionally defined as nonconforming loans having less than full documentation).  We also do not own any private label mortgage-backed securities that are collateralized by Alt-A, low or no documentation or subprime mortgage loans.

We sold $16.6 million and $24.1 million of fixed-rate mortgage loans for the six months ended June 30, 2017 and 2016, respectively.  Long-term, fixed-rate borrowings remained constant for the six months ended June 30, 2017 and 2016.

Our investments in mortgage-backed securities have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  These agencies guarantee the payment of principal and interest on our mortgage-backed securities.  We do not own any preferred stock issued by Fannie Mae or Freddie Mac.  As of June 30, 2017 and December 31, 2016, we owned $397.8 million and $406.5 million, respectively, of mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016.

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

Assets.  At June 30, 2017, our assets were $1.924 billion, an increase of $46.6 million, or 2.5%, from $1.878 billion at December 31, 2016.  The increase in assets was primarily the result of a $68.5 million increase in total loans receivable, which was partially offset by a $13.4 million decrease in cash and cash equivalents and a $9.2 million decrease in investment securities.

Cash and Cash Equivalents.  Cash and cash equivalents were $47.9 million at June 30, 2017, a decrease of $13.4 million since December 31, 2016.  The decrease in cash and cash equivalents was primarily caused by a $68.1 million increase in total loans, which was offset by a $39.4 million increase in deposits and a $9.2 million decrease in investment securities.

Loans.  Total loans, including $1.2 million of loans held for sale, were $1.406 billion at June 30, 2017, or 73.1% of total assets.  During the six months ended June 30, 2017, the loan portfolio, including loans held for sale, increased by $68.1 million, or 5.1%.  The increase in the loan portfolio primarily occurred as the production of new one- to four-family residential loans exceeded principal repayments and loan sales.

Securities.  At June 30, 2017, our securities portfolio totaled $398.5 million, or 20.7% of total assets.  During the six months ended June 30, 2017, the securities portfolio decreased by $9.2 million, or 2.2%.  The decrease in the securities portfolio is due to repayments and sales.  During the six months ended June 30, 2017, $20.0 million and $2.9 million of securities were purchased for the held-to-maturity and available-for-sale portfolios, respectively.

At June 30, 2017, none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans.

At June 30, 2017, we owned a trust preferred security with an amortized cost of $756,000.  This security represents an investment in a pool of debt obligations primarily issued by holding companies of Federal Deposit Insurance Corporation-insured financial institutions.

The trust preferred securities market is considered to be inactive as only six transactions have occurred over the past 66 months in the same tranche of securities we own and no new issues of pooled trust preferred securities have occurred since 2007.  We use a discounted cash flow model to determine whether this security is other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on our review, our investment in the trust preferred security did not incur additional impairment during the six months ended June 30, 2017.

It is reasonably possible that the fair value of the trust preferred security could decline in the near term if the overall economy and the financial condition of some of the issuers deteriorate further and the liquidity of this security remains low.  As a result, there is a risk that our remaining cost basis of $756,000 on the trust preferred security could be credit-related other-than-temporarily impaired in the near term.  The impairment, if any, could be material to our consolidated statements of income.

Deposits.  Deposits were $1.533 billion at June 30, 2017, an increase of $39.4 million, or 2.6%, since December 31, 2016.  The growth in deposits was primarily due to an increase of $25.7 million in certificates of deposit and an increase of $14.0 million in savings accounts during the six months ended June 30, 2017.  The increase in certificates of deposit is primarily due to an $11.2 million increase in public deposits and $7.0 million in new accounts at the new Keeaumoku branch.

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank and funds borrowed under securities sold under agreements to repurchase.  During the six months ended June 30, 2017, total borrowings remained constant at $124.0 million.  We have not required any additional borrowings to fund our operations.  Instead, we have primarily funded our operations with additional deposits, proceeds from loan sales and principal repayments on loans and mortgage-backed securities.

Stockholders’ Equity.  Total stockholders’ equity increased to $235.5 million at June 30, 2017 from $229.8 million at December 31, 2016.  The increase in stockholders’ equity occurred as our net income for the year exceeded dividends paid to stockholders.

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
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,334,585	$12,931	3.88%	$1,187,545	$12,027	4.05%
Multi-family residential	9,429	111	4.71	9,720	113	4.65
Construction, commercial and other	22,438	251	4.47	23,971	275	4.59
Home equity loans and lines of credit	14,163	168	4.74	15,798	171	4.33
Other loans	5,159	66	5.12	4,445	61	5.49
Total loans	1,385,774	13,527	3.90	1,241,479	12,647	4.07
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	395,081	3,078	3.12	468,948	3,750	3.20
Trust preferred securities	1,016	—	—	920	—	—
Total securities	396,097	3,078	3.11	469,868	3,750	3.19
Other	53,779	172	1.28	75,154	146	0.78
Total interest-earning assets	1,835,650	16,777	3.66	1,786,501	16,543	3.70
Non-interest-earning assets	69,133			68,708
Total assets	$1,904,783			$1,855,209

Interest-bearing liabilities:
Savings accounts	$1,030,240	1,077	0.42%	$1,016,115	1,033	0.41%
Certificates of deposit	244,801	683	1.12	231,944	426	0.73
Money market accounts	5,038	5	0.40	2,208	2	0.36
Checking and Super NOW accounts	181,037	10	0.02	172,785	9	0.02
Total interest-bearing deposits	1,461,116	1,775	0.49	1,423,052	1,470	0.41
Federal Home Loan Bank advances	70,424	261	1.48	69,000	256	1.48
Securities sold under agreements to repurchase	55,000	217	1.58	55,000	218	1.59
Total interest-bearing liabilities	1,586,540	2,253	0.57	1,547,052	1,944	0.50
Non-interest-bearing liabilities	82,697			82,089
Total liabilities	1,669,237			1,629,141
Stockholders’ equity	235,546			226,068
Total liabilities and stockholders’ equity	$1,904,783			$1,855,209

Net interest income		$14,524			$14,599
Net interest rate spread (3)			3.09%			3.20%
Net interest-earning assets (4)	$249,110			$239,449
Net interest margin (5)			3.16%			3.27%
Interest-earning assets to interest-bearing liabilities	115.70%			115.48%

(1)	Annualized.
(2)	Average balance includes loans or investments available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2017			2016
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,319,137	$25,831	3.92%	$1,171,385	$23,807	4.06%
Multi-family residential	9,467	222	4.69	9,754	228	4.68
Construction, commercial and other	22,981	522	4.54	22,354	517	4.63
Home equity loans and lines of credit	14,530	337	4.64	15,657	335	4.28
Other loans	4,960	128	5.16	4,488	121	5.39
Total loans	1,371,075	27,040	3.94	1,223,638	25,008	4.09
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	396,651	6,159	3.11	477,638	7,625	3.19
Trust preferred securities	1,080	—	—	918	—	—
Total securities	397,731	6,159	3.10	478,556	7,625	3.19
Other	63,663	359	1.13	74,183	290	0.78
Total interest-earning assets	1,832,469	33,558	3.66	1,776,377	32,923	3.71
Non-interest-earning assets	68,936			68,608
Total assets	$1,901,405			$1,844,985

Interest-bearing liabilities:
Savings accounts	$1,029,066	2,115	0.41%	$1,012,577	2,057	0.41%
Certificates of deposit	246,247	1,282	1.04	231,192	799	0.69
Money market accounts	4,538	10	0.44	1,978	4	0.40
Checking and Super NOW accounts	180,370	19	0.02	169,855	18	0.02
Total interest-bearing deposits	1,460,221	3,426	0.47	1,415,602	2,878	0.41
Federal Home Loan Bank advances	69,716	515	1.48	69,000	513	1.49
Securities sold under agreements to repurchase	55,000	433	1.57	55,000	436	1.59
Total interest-bearing liabilities	1,584,937	4,374	0.55	1,539,602	3,827	0.50
Non-interest-bearing liabilities	82,290			81,072
Total liabilities	1,667,227			1,620,674
Stockholders’ equity	234,178			224,311
Total liabilities and stockholders’ equity	$1,901,405			$1,844,985

Net interest income		$29,184			$29,096
Net interest rate spread (3)			3.11%			3.21%
Net interest-earning assets (4)	$247,532			$236,775
Net interest margin (5)			3.19%			3.28%
Interest-earning assets to interest-bearing liabilities	115.62%			115.38%

(1)	Annualized.
(2)	Average balance includes loans or investments available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three months Ended June 30, 2017 and 2016

General.  Net income increased by $264,000, or 6.5%, from $4.0 million for the three months ended June 30, 2016 to $4.3 million for the three months ended June 30, 2017.  The increase in net income was due to a $207,000 decrease in loan loss provisions and a $234,000 decrease in noninterest expense.  These were partially offset by a $75,000 decrease in net interest income, a $75,000 decrease in noninterest income and a $27,000 increase in income taxes.

Net Interest Income.  Net interest income decreased by $75,000, or 0.5%, to $14.5 million for the three months ended June 30, 2017 compared to $14.6 million for the three months ended June 30, 2016.  Interest income increased by $234,000, or 1.4%, due to a $49.1 million increase in the average balance of interest-earning assets.  This was offset by a four basis point decrease in the yield of average interest-earning assets.  Interest expense increased by $309,000, or 15.9%, due to a $39.5 million increase in the average balance of interest-bearing liabilities and a seven basis point increase in the cost of average interest-bearing liabilities. The interest rate spread and net interest margin were 3.09% and 3.16%, respectively, for the three months ended June 30, 2017, compared to 3.20% and 3.27% respectively, for the three months ended June 30, 2016.  The decreases in the interest rate spread and in the net interest margin are attributed to a four basis point decrease in the yield of average interest-earning assets and a seven basis point increase in the cost of average interest-bearing liabilities.  The decrease in the yield on average interest-earning assets was primarily due to the principal repayments on higher-yielding mortgage loans and securities and the addition of new mortgage loans and securities with lower rates.  The increase in the cost of average interest-bearing liabilities was primarily due to a 39 basis point increase in the cost of certificates of deposit, primarily public deposits, as new certificates of deposit with higher interest rates were opened.

Interest Income.  Interest income increased by $234,000, or 1.4%, to $16.8 million for the three months ended June 30, 2017 from $16.5 million for the three months ended June 30, 2016.  Interest income on loans increased by $880,000, or 7.0%, to $13.5 million for the three months ended June 30, 2017 from $12.6 million for the three months ended June 30, 2016.  The increase in interest income on loans occurred primarily because the average balance of loans grew by $144.3 million, or 11.6%, as new loan originations exceeded loan repayments and loan sales. The increase in interest income that occurred because of growth in the loan portfolio was partially offset by a 17 basis point decline in the average loan yield to 3.90% for the three months ended June 30, 2017 from 4.07% for the three months ended June 30, 2016.  The decline in the average yield on loans occurred because of repayments on higher-yielding loans and additions of new loans with lower yields to the loan portfolio.  Interest income on investment securities decreased by $672,000, or 17.9%, to $3.1 million for the three months ended June 30, 2017 from $3.8 million for the three months ended June 30, 2016.  The decrease in interest income on securities occurred because of a $73.8 million decrease in the average securities balance, primarily due to principal repayments, and an eight basis point decrease in the average securities yield. The decline in the average yield on securities occurred because of repayments on higher-yielding securities and additions of new securities with lower yields to the securities portfolio.

Interest Expense.  Interest expense increased by $309,000, or 15.9%, to $2.3 million for the three months ended June 30, 2017.  Interest expense on deposits increased by $305,000, or 20.7%, from $1.5 million for the three months ended June 30, 2016 to $1.8 million for the three months ended June 30, 2017.  The increase in interest expense on deposits was due to an increase in the average outstanding balance and the average rate paid on deposits.  The average outstanding balance of deposits increased by $38.1 million, or 2.7%, to $1.461 billion for the three months ended June 30, 2017 compared to $1.423 billion for the three months ended June 30, 2016.  The growth in deposits is primarily due to a $22.4 million increase in the average balance of savings and checking accounts and a $12.9 million increase in the average balance of certificates of deposit.  The average rate paid on deposits increased by eight basis points from 0.41% for the three months ended June 30, 2016 to 0.49% for the three months ended June 30, 2017, primarily due to a 39 basis point increase in certificate of deposit rates.  The increase in the average rate paid on certificates of deposit is primarily due to higher interest rates paid on newly opened public deposits.  Because our public deposits carry higher rates than retail deposits, any increase in current interest rates or in our level of public deposits may continue to increase our interest expense.

Provision for Loan Losses.  We reversed provisions for loan losses of $123,000 for the three months ended June 30, 2017 and recorded a provision for loan losses of $84,000 for the three months ended June 30, 2016.  The reversal/provision for loan losses included net recoveries of $40,000 and $9,000 for the three months ended June 30, 2017 and 2016, respectively.  The reversal of loan loss provisions in the three months ended June 30, 2017 occurred as a result of improving credit quality of the loan portfolio and a reduction in loan losses. The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.17% and 0.18% at June 30, 2017 and 2016, respectively.  Nonaccrual loans totaled $3.4 million at June 30, 2017, or 0.24% of total loans at that date, compared to $5.1 million of nonaccrual loans at June 30, 2016, or 0.40% of total loans at that date.  Nonaccrual loans as of June 30, 2017 and 2016 consisted primarily of one- to four-family residential real estate loans.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2017 and 2016.  For additional information see note (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income.  The following table summarizes changes in noninterest income between the three months ended June 30, 2017 and 2016.

	Three Months Ended
	June 30,		Change
	2017	2016	$ Change	% Change
		(Dollars in thousands)
Service fees on loan and deposit accounts	$507	$473	$34	7.2%
Income on bank-owned life insurance	227	240	(13)	(5.4)%
Gain on sale of investment securities	186	190	(4)	(2.1)%
Gain on sale of loans	63	129	(66)	(51.2)%
Other	76	102	(26)	(25.5)%
Total	$1,059	$1,134	$(75)	(6.6)%

Noninterest income decreased by $75,000 for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.  During the three months ended June 30, 2017 and 2016, $8.6 million and $13.2 million, respectively, of mortgage loans held for sale were sold and gains of $63,000 and $129,000, respectively, were recognized.  During the three months ended June 30, 2017, service fees on loan and deposit accounts increased by $34,000, primarily due to an increase in fee income from brokering loans to other financial institutions and a decrease in the amortization of premiums on loans sold.  Other income decreased by $26,000 primarily due to a decrease in commissions earned on annuity sales.

Noninterest Expense.  The following table summarizes changes in noninterest expense between the three months ended June 30, 2017 and 2016.

	Three Months Ended
	June 30,		Change
	2017	2016	$ Change	% Change
		(Dollars in thousands)
Salaries and employee benefits	$4,935	$5,256	$(321)	(6.1)%
Occupancy	1,461	1,433	28	2.0%
Equipment	882	912	(30)	(3.3)%
Federal deposit insurance premiums	148	227	(79)	(34.8)%
Other general and administrative expenses	1,328	1,160	168	14.5%
Total	$8,754	$8,988	$(234)	(2.6)%

Noninterest expense decreased by $234,000 for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Salaries and employee benefits expense decreased by $321,000 to $4.9 million for the three months ended June 30, 2017 from $5.3 million for the three months ended June 30, 2016 primarily due to a decrease in share-based compensation.  The reduction in the cost of share-based compensation plans occurred as the majority of awards under our 2010 equity incentive plan became fully vested in 2016. The decrease in share-based compensation expense was partially offset by an annual salary increase and a decrease in the capitalized cost of new loan originations. The decrease in the capitalized cost of new loan originations in 2017 occurred as we closed fewer loans during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.  The increase in other general and administrative expenses was mainly due to increases in legal, audit, consulting, marketing and other miscellaneous expenses.  Federal deposit insurance premiums declined because of a decrease in the insurance premium rate on deposits.  The decrease in equipment expense was primarily due to decreases in equipment depreciation expense and repairs and maintenance on equipment, which were partially offset by an increase in data processing expense.

Income Tax Expense.  Income taxes were $2.7 million for the three months ended June 30, 2017, reflecting an effective tax rate of 38.1%, compared to $2.6 million for the three months ended June 30, 2016, reflecting an effective tax rate of 39.4%.

Income tax expense in the second quarter of 2017 included a $183,000 tax benefit related to the exercise of stock options.  Starting in 2017 a new accounting standard requires that any excess tax benefits resulting from the exercise of stock options be recognized in income tax expense.  Prior to the adoption of the new standard, the excess tax benefits were recorded as additional paid-in-capital.  The amount of tax benefits or deficiencies recognized in income tax expense depends on the number of options exercised and the difference in the stock prices at the exercise and grant dates.

Comparison of Operating Results for the Six Months Ended June 30, 2017 and 2016

General.  Net income increased by $801,000, or 10.2%, from $7.8 million for the six months ended June 30, 2016 to $8.6 million for the six months ended June 30, 2017.  The increase in net income was due to a $586,000 decrease in noninterest expense, a $164,000 decrease in loan loss provisions, an $88,000 increase in net interest income and a $61,000 increase in noninterest income.  These were partially offset by a $98,000 increase in income taxes.

Net Interest Income.  Net interest income increased by $88,000, or 0.3%, to $29.2 million for the six months ended June 30, 2017 compared to $29.1 million for the six months ended June 30, 2016.  Interest income increased by $635,000, or 1.9%, due to a $56.1 million increase in the average balance of interest-earning assets.  This was offset by a five basis point decrease in the yield of average interest-earning assets.  Interest expense increased by $547,000, or 14.3%, due to a $45.3 million increase in the average balance of interest-bearing liabilities and a five basis point increase in the cost of average interest-bearing liabilities. The interest rate spread and net interest margin were 3.11% and 3.19%, respectively, for the six months ended June 30, 2017, compared to 3.21% and 3.28% respectively, for the six months ended June 30, 2016.  The decreases in the interest rate spread and in the net interest margin are attributed to a five basis point decrease in the yield of average interest-earning assets and a five basis point increase in the cost of average interest-bearing liabilities.  The decrease in the yield of average interest-earning assets was primarily due to the principal repayments on higher-yielding mortgage loans and securities and the addition of new mortgage loans and securities with lower rates.  The increase in the cost of average interest-bearing liabilities was primarily due to a 35 basis point increase in the cost of certificates of deposit, primarily public deposits, as new certificates of deposit with higher interest rates were opened.

Interest Income.  Interest income increased by $635,000, or 1.9%, to $33.6 million for the six months ended June 30, 2017 from $32.9 million for the six months ended June 30, 2016.  Interest income on loans increased by $2.0 million, or 8.1%, to $27.0 million for the six months ended June 30, 2017 from $25.0 million for the six months ended June 30, 2016.  The increase in interest income on loans occurred primarily because the average balance of loans grew by $147.4 million, or 12.0%, as new loan originations exceeded loan repayments and loan sales. The increase in interest income that occurred because of growth in the loan portfolio was partially offset by a 15 basis point decline in the average loan yield to 3.94% for the six months ended June 30, 2017 from 4.09% for the six months ended June 30, 2016.  The decline in the average yield on loans occurred because of repayments on higher-yielding loans and additions of new loans with lower yields to the loan portfolio.  Interest income on investment securities decreased by $1.5 million, or 19.2%, to $6.2 million for the six months ended June 30, 2017 from $7.6 million for the six months ended June 30, 2016.  The decrease in interest income on securities occurred because of an $80.8 million decrease in the average securities balance and a nine basis point decrease in the average securities yield.  The decline in the average yield on securities occurred because of repayments on higher-yielding securities and additions of new securities with lower yields to the securities portfolio.

Interest Expense.  Interest expense increased by $547,000, or 14.3%, to $4.4 million for the six months ended June 30, 2017.  Interest expense on deposits increased by $548,000, or 19.0%, from $2.9 million for the six months ended June 30, 2016 to $3.4 million for the six months ended June 30, 2017. The increase in interest expense on deposits was due to an increase in the average outstanding balance and the average rate paid on deposits. The average outstanding balance of deposits increased by $44.6 million, or 3.2%, to $1.460 billion for the six months ended June 30, 2017 compared to $1.416 billion for the six months ended June 30, 2016.  The growth in deposits is primarily due to a $16.5 million increase in the average balance of savings accounts, a $15.1 million increase in the average balance of certificates of deposit and a $10.5 million increase in the average balance of checking accounts.  The average rate paid on deposits increased by six basis points from 0.41% for the six months ended June 30, 2016 to 0.47% for the six months ended June 30, 2017, primarily due to a 35 basis point increase in certificate of deposit rates.  The increase in the average rate paid on certificates of deposit is primarily due to higher interest rates paid on public deposits.  Because our public deposits carry higher rates than retail deposits, any increase in current interest rates or in our level of public deposits may continue to increase our interest expense.

Provision for Loan Losses.  We reversed provisions for loan losses of $52,000 for the six months ended June 30, 2017 and recorded a provision for loan losses of $112,000 for the six months ended June 30, 2016.  The reversal/provision for loan losses included net recoveries of $57,000 for the six months ended June 30, 2017 and net charge-offs of $2,000 for the six months ended June 30, 2016.  The reversal of loan loss provisions in the six months ended June 30, 2017 occurred as a result of improving credit quality of the loan portfolio and a reduction in loan losses.  The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.17% and 0.18% at June 30, 2017 and 2016, respectively.  Nonaccrual loans totaled $3.4 million at June 30, 2017, or 0.24% of total loans at that date, compared to $5.1 million of nonaccrual loans at June 30, 2016, or 0.40% of total loans at that date.  Nonaccrual loans as of June 30, 2017 and 2016 consisted primarily of one- to four-family residential real estate loans.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2017 and 2016.  For additional information see note (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income.  The following table summarizes changes in noninterest income between the six months ended June 30, 2017 and 2016.

	Six Months Ended
	June 30,		Change
	2017	2016	$ Change	% Change
		(Dollars in thousands)
Service fees on loan and deposit accounts	$1,063	$929	$134	14.4%
Income on bank-owned life insurance	453	487	(34)	(7.0)%
Gain on sale of investment securities	281	190	91	47.9%
Gain on sale of loans	126	190	(64)	(33.7)%
Other	158	224	(66)	(29.5)%
Total	$2,081	$2,020	$61	3.0%

Noninterest income increased by $61,000 for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.  During the six months ended June 30, 2017, service fees on loan and deposit accounts increased by $134,000, primarily due to incentives received on a new debit card agreement and a decrease in the amortization of premiums on loans sold.  During the six months ended June 30, 2017 and 2016, we received proceeds of $5.1 million and $3.1 million, respectively, from the sale of $4.8 million and $2.9 million, respectively, of held-to-maturity mortgage-backed securities, resulting in gross realized gains of $281,000 and $190,000, respectively. The sale of these mortgage-backed securities, for which we had already collected a substantial portion of the original purchased principal (at least 85%), is in accordance with the Investments — Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of intent to hold remaining securities in the held-to-maturity portfolio to maturity.  Other income decreased by $66,000 primarily due to a decrease in commissions earned on annuity sales.  During the six months ended June 30, 2017 and 2016, the Company sold $16.6 million and $24.1 million, respectively, of mortgage loans held for sale and recognized gains of $126,000 and $190,000, respectively.

Noninterest Expense.  The following table summarizes changes in noninterest expense between the six months ended June 30, 2017 and 2016.

	Six Months Ended
	June 30,		Change
	2017	2016	$ Change	% Change
		(Dollars in thousands)
Salaries and employee benefits	$10,053	$10,682	$(629)	(5.9)%
Occupancy	2,910	2,853	57	2.0%
Equipment	1,748	1,818	(70)	(3.9)%
Federal deposit insurance premiums	296	452	(156)	(34.5)%
Other general and administrative expenses	2,454	2,242	212	9.5%
Total	$17,461	$18,047	$(586)	(3.2)%

Noninterest expense decreased by $586,000 for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Salaries and employee benefits expense decreased by $629,000 to $10.1 million for the six months ended June 30, 2017 from $10.7 million for the six months ended June 30, 2016 primarily due to a decrease in share-based compensation. The reduction in the cost of share-based compensation plans occurred as the majority of awards under our 2010 equity incentive plan became fully vested in 2016.  The decrease in share-based compensation expense was partially offset by an annual salary increase, an increase in accruals for incentive compensation and a decrease in the capitalized cost of new loan originations.  The decrease in capitalized cost of new loan originations occurred as we closed fewer loans in the six months ended June 30, 2017 compared to the six months ended June 30, 2016.  Federal deposit insurance premiums declined because of a decrease in the insurance premium rate on deposits.  The decrease in equipment expense was primarily due to a decrease in equipment depreciation expense and service bureau expense.  The increase in other general and administrative expenses was mainly due to increases in legal, audit, consulting and other miscellaneous expenses.  The increase in occupancy expense was due to an increase in rent expense.

Income Tax Expense.  Income taxes were $5.2 million for the six months ended June 30, 2017, reflecting an effective tax rate of 37.8%, compared to $5.1 million for the six months ended June 30, 2016, reflecting an effective tax rate of 39.6%.

Income tax expense through the second quarter of 2017 included a $392,000 tax benefit related to the exercise of stock options.  Starting in 2017 a new accounting standard requires that any excess tax benefits resulting from the exercise of stock options be recognized in income tax expense.  Prior to the adoption of the new standard, the excess tax benefits were recorded as additional paid-in-capital.  The amount of tax benefits or deficiencies recognized in income tax expense depends on the number of options exercised and the difference in the stock prices at the exercise and grant dates.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan repayments, advances from the Federal Home Loan Bank, securities sold under agreements to repurchase, proceeds from loan sales and principal repayments on securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Chief Financial Officer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2017.

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

Our most liquid asset is cash.  The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period.  At June 30, 2017, our cash and cash equivalents totaled $47.9 million. On that date, we had $55.0 million in securities sold under agreements to repurchase outstanding and $69.0 million of Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $608.5 million under Federal Home Loan Bank advances.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2017, we had $29.0 million in loan commitments outstanding, most of which were for fixed-rate loans, and had $26.9 million in unused lines of credit to borrowers.  Certificates of deposit due within one year at June 30, 2017 totaled $115.6 million, or 7.5% of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2018.  We believe, however, based on past experience, that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities.  During the six months ended June 30, 2017 and 2016 we originated $171.1 million and $166.5 million of loans, respectively and purchased $22.9 million and $1.2 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances, securities sold under agreements to repurchase, stock repurchases and dividend payments.  We experienced net increases in deposits of $39.4 million and $24.7 million for the six months ended June 30, 2017 and 2016, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provide an additional source of funds.  Federal Home Loan Bank advances remained constant at $69.0 million during the six months ended June 30, 2017 and 2016.  We had the ability to borrow up to an additional $608.5 million and $577.9 million from the Federal Home Loan Bank as of June 30, 2017 and December 31, 2016, respectively.  We also utilize securities sold under agreements to repurchase as another borrowing source.  Securities sold under agreements to repurchase remained constant at $55.0 million for the six months ended June 30, 2017 and 2016.

Territorial Bancorp Inc. is a separate legal entity from Territorial Savings Bank and must provide for its own liquidity to pay dividends, repurchase shares of its common stock and for other corporate purposes.  Territorial Bancorp Inc.’s primary source of liquidity is dividend payments from Territorial Savings Bank.  The ability of Territorial Savings

Bank to pay dividends to Territorial Bancorp Inc. is subject to regulatory requirements.  At June 30, 2017, Territorial Bancorp Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $19.1 million.

Territorial Savings Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  On July 10, 2014, Territorial Savings Bank became a member of the Federal Reserve System.  The Federal Reserve requires that Territorial Savings Bank maintain a Tier 1 Leverage Capital ratio of 9.0% for three years as a condition of membership.  Effective January 1, 2015, the well capitalized threshold for Tier 1 risk-based capital was increased from 6.0% to 8.0% and a new capital standard, common equity tier 1 risk-based capital, was implemented with a 6.5% ratio requirement for a financial institution to be considered well capitalized.  Additionally, effective January 1, 2015, consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions became applicable to savings and loan holding companies over $1.0 billion in assets, such as the Company.  The capital requirements become fully-phased in on January 1, 2019.  At June 30, 2017, Territorial Savings Bank and the Company exceeded all of the fully-phased in regulatory capital requirements and are considered to be “well capitalized” under regulatory guidelines.  The tables below present the fully-phased in capital required to be considered “well-capitalized” as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for Territorial Savings Bank and the Company at June 30, 2017 and December 31, 2016:

(Dollars in thousands)	Required Ratio	Actual Amount	Actual Ratio
June 30, 2017:
Tier 1 Leverage Capital
Territorial Savings Bank (1)	9.00%	$220,452	11.60%
Territorial Bancorp Inc.	5.00%	$240,798	12.67%
Common Equity Tier 1 Risk-Based Capital (2)
Territorial Savings Bank	9.00%	$220,452	24.76%
Territorial Bancorp Inc.	9.00%	$240,798	27.03%
Tier 1 Risk-Based Capital (2)
Territorial Savings Bank	10.50%	$220,452	24.76%
Territorial Bancorp Inc.	10.50%	$240,798	27.03%
Total Risk-Based Capital (2)
Territorial Savings Bank	12.50%	$222,996	25.05%
Territorial Bancorp Inc.	12.50%	$243,342	27.32%

December 31, 2016:
Tier 1 Leverage Capital
Territorial Savings Bank (1)	9.00%	$219,365	11.76%
Territorial Bancorp Inc.	5.00%	$235,102	12.60%
Common Equity Tier 1 Risk-Based Capital (2)
Territorial Savings Bank	9.00%	$219,365	25.30%
Territorial Bancorp Inc.	9.00%	$235,102	27.11%
Tier 1 Risk-Based Capital (2)
Territorial Savings Bank	10.50%	$219,365	25.30%
Territorial Bancorp Inc.	10.50%	$235,102	27.11%
Total Risk-Based Capital (2)
Territorial Savings Bank	12.50%	$221,912	25.59%
Territorial Bancorp Inc.	12.50%	$237,649	27.41%

(1)	As a condition of membership in the Federal Reserve System, Territorial Savings Bank is required to maintain a Tier 1 Leverage Capital ratio of 9.00% for three years beginning on July 10, 2014.
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

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.  Except for an increase of $25.7 million in certificates of deposit and a decrease of $21.5 million in loan commitments between December 31, 2016 and June 30, 2017, there have not been any material changes in contractual obligations and funding needs since December 31, 2016.

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

Because we have historically operated as a traditional thrift institution, the significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit accounts, securities sold under agreements to repurchase and Federal Home Loan Bank advances.  In addition, there is little demand for adjustable-rate mortgage loans in the Hawaii market area.  This has resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets.  We sold $16.6 million and $24.1 million of fixed-rate mortgage loans for the six months ended June 30, 2017 and 2016, respectively, to reduce our interest rate risk.

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

The following table presents our internal calculations of the estimated changes in our EVE as of March 31, 2017 (the latest date for which we have available information) that would result from the designated instantaneous changes in the interest rate yield curve.

					Increase
					(Decrease) in
		Estimated		EVE Ratio as a	EVE Ratio as a
Change in		Increase		Percent of	Percent of
Interest Rates	Estimated EVE	(Decrease) in	Percentage	Present Value	Present Value of
(bp) (1)	(2)	EVE	Change in EVE	of Assets (3)(4)	Assets (3)(4)
(Dollars in thousands)
+400	$180,695	$(67,107)	(27.08)%	11.46%	(1.43)%
+300	$203,608	$(44,194)	(17.83)%	12.26%	(0.63)%
+200	$226,516	$(21,286)	(8.59)%	12.95%	0.06%
+100	$244,893	$(2,909)	(1.17)%	13.31%	0.42%
0	$247,802	$—	—%	12.89%	—%
-100	$221,830	$(25,972)	(10.48)%	11.18%	(1.71)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Interest rates on Freddie Mac mortgage-backed securities have declined by eight basis points between March 31, 2017 and June 30, 2017.  The decrease in interest rates has not likely had a material effect on estimated EVE.

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

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2017. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)             Not applicable.

(b)             Not applicable.

(c)             Stock Repurchases.  The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended June 30, 2017:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
		Average Price	Part of Publicly	be Purchased Under
	Total Number of	Paid per	Announced Plans or	the Plans or
Period	Shares Purchased (1)	Share	Programs	Programs (2)
April 1, 2017 through April 30, 2017	30,728	$31.59	—	217,300
May 1, 2017 through May 31, 2017	—	—	—	217,300
June 1, 2017 through June 30, 2017	—	—	—	217,300

Total	30,728	$31.59	—	217,300

______________________________

(1)	Includes shares repurchased by the Company to pay the exercise price in connection with stock swap or net settlement transactions related to the exercise of stock options.
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

TERRITORIAL BANCORP INC.
(Registrant)

Date: August 8, 2017	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and
Chief Executive Officer

Date: August 8, 2017	/s/ Melvin M. Miyamoto
Melvin M. Miyamoto
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1

Territorial Bancorp Inc. 2010 Equity Incentive Plan, as amended and restated (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 24, 2017 (File No. 001-34403))

10.2

Territorial Bancorp Inc. Annual Incentive Plan, as amended (incorporated by reference to Appendix B to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 24, 2017 (File No. 001-34403))

10.3

Form of Restricted Stock Unit Award Agreement (performance-based vesting) (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on June 14, 2017 (File No. 333-218723))

10.4

Form of Restricted Stock Unit Award Agreement (time-based vesting) (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on June 14, 2017 (File No. 333-218723))

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