Form 10-Q
period 2017-09-30
Territorial Bancorp Inc.
filed 2017-11-08
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 9,880,501 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of October 31, 2017.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	September 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$38,385	$61,273
Investment securities available for sale	2,910	—
Investment securities held to maturity, at amortized cost (fair value of $415,112 and $407,922 at September 30, 2017 and December 31, 2016, respectively)	411,657	407,656
Loans held for sale	495	1,601
Loans receivable, net	1,434,753	1,335,987
Federal Home Loan Bank stock, at cost	5,013	4,945
Federal Reserve Bank stock, at cost	3,103	3,095
Accrued interest receivable	4,985	4,732
Premises and equipment, net	5,658	4,327
Bank-owned life insurance	43,976	43,294
Deferred income tax assets, net	7,172	7,905
Prepaid expenses and other assets	4,350	2,747
Total assets	$1,962,457	$1,877,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,571,367	$1,493,200
Advances from the Federal Home Loan Bank	69,000	69,000
Securities sold under agreements to repurchase	55,000	55,000
Accounts payable and accrued expenses	24,341	23,258
Income taxes payable	1,693	1,616
Advance payments by borrowers for taxes and insurance	3,764	5,702
Total liabilities	1,725,165	1,647,776

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 9,855,555 and 9,778,974 shares at September 30, 2017 and December 31, 2016, respectively	99	98
Additional paid-in capital	72,729	71,914
Unearned ESOP shares	(5,505)	(5,872)
Retained earnings	175,286	168,962
Accumulated other comprehensive loss	(5,317)	(5,316)
Total stockholders’ equity	237,292	229,786
Total liabilities and stockholders’ equity	$1,962,457	$1,877,562

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest income:
Loans	$13,837	$13,052	$40,877	$38,060
Investment securities	3,169	3,496	9,328	11,121
Other investments	171	121	530	411
Total interest income	17,177	16,669	50,735	49,592

Interest expense:
Deposits	2,033	1,485	5,459	4,363
Advances from the Federal Home Loan Bank	264	259	779	772
Securities sold under agreements to repurchase	221	220	654	656
Total interest expense	2,518	1,964	6,892	5,791

Net interest income	14,659	14,705	43,843	43,801
Provision for loan losses	54	107	2	219

Net interest income after provision for loan losses	14,605	14,598	43,841	43,582

Noninterest income:
Service fees on loan and deposit accounts	427	493	1,490	1,422
Income on bank-owned life insurance	228	240	681	727
Gain on sale of investment securities	150	60	431	250
Gain on sale of loans	28	114	154	304
Other	76	96	234	320
Total noninterest income	909	1,003	2,990	3,023

Noninterest expense:
Salaries and employee benefits	5,201	5,265	15,254	15,947
Occupancy	1,529	1,432	4,439	4,285
Equipment	882	865	2,630	2,683
Federal deposit insurance premiums	152	144	448	596
Other general and administrative expenses	997	939	3,451	3,181
Total noninterest expense	8,761	8,645	26,222	26,692

Income before income taxes	6,753	6,956	20,609	19,913
Income taxes	2,580	2,792	7,814	7,928
Net income	$4,173	$4,164	$12,795	$11,985

Basic earnings per share	$0.45	$0.45	$1.38	$1.31
Diluted earnings per share	$0.44	$0.44	$1.34	$1.28
Cash dividends paid per common share	$0.30	$0.18	$0.70	$0.54
Basic weighted-average shares outstanding	9,280,018	9,102,837	9,250,537	9,065,892
Diluted weighted-average shares outstanding	9,521,201	9,325,506	9,535,875	9,280,260

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$4,173	$4,164	$12,795	$11,985

Change in unfunded pension liability	—	—	—	(21)
Change in unrealized loss on securities	12	4	(1)	10
Change in noncredit related loss on trust preferred securities	—	45	—	91
Other comprehensive income (loss), net of tax	12	49	(1)	80
Comprehensive income	$4,185	$4,213	$12,794	$12,065

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity
Balances at December 31, 2015	$96	$70,118	$(6,361)	$161,024	$(5,236)	$219,641

Net income	—	—	—	11,985	—	11,985
Other comprehensive income	—	—	—	—	80	80
Cash dividends paid ($0.54 per share)	—	—	—	(4,938)	—	(4,938)
Share-based compensation	1	1,778	—	—	—	1,779
Allocation of 36,699 ESOP shares	—	612	367	—	—	979
Repurchase of 100,758 shares of company common stock	(1)	(2,724)	—	—	—	(2,725)
Exercise of 93,100 options for common stock	1	1,616	—	—	—	1,617

Balances at September 30, 2016	$97	$71,400	$(5,994)	$168,071	$(5,156)	$228,418

Balances at December 31, 2016	$98	$71,914	$(5,872)	$168,962	$(5,316)	$229,786

Net income	—	—	—	12,795	—	12,795
Other comprehensive loss	—	—	—	—	(1)	(1)
Cash dividends paid ($0.70 per share)	—	—	—	(6,471)	—	(6,471)
Share-based compensation	—	48	—	—	—	48
Allocation of 36,699 ESOP shares	—	777	367	—	—	1,144
Repurchase of 91,456 shares of company common stock	(1)	(2,905)	—	—	—	(2,906)
Exercise of 166,837 options for common stock	2	2,895	—	—	—	2,897

Balances at September 30, 2017	$99	$72,729	$(5,505)	$175,286	$(5,317)	$237,292

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$12,795	$11,985
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	2	219
Depreciation and amortization	816	886
Deferred income tax expense	733	1,041
Amortization of fees, discounts, and premiums	(339)	(604)
Origination of loans held for sale	(19,023)	(39,336)
Proceeds from sales of loans held for sale	20,284	38,844
Gain on sale of loans, net	(154)	(304)
Gain on sale of investment securities held to maturity	(431)	(250)
Net loss on disposal of premises and equipment	25	—
ESOP expense	1,144	979
Share-based compensation expense	48	1,779
Increase in accrued interest receivable	(253)	(66)
Net increase in bank-owned life insurance	(682)	(727)
Net increase in prepaid expenses and other assets	(1,722)	(316)
Net increase in accounts payable and accrued expenses	1,083	1,558
Net decrease in advance payments by borrowers for taxes and insurance	(1,938)	(1,828)
Net (increase) decrease in income taxes receivable	119	(737)
Net increase (decrease) in income taxes payable	77	(444)

Net cash from operating activities	12,584	12,679

Cash flows from investing activities:
Purchases of investment securities held to maturity	(51,894)	(2,523)
Purchases of investment securities available for sale	(2,970)	—
Principal repayments on investment securities held to maturity	40,925	60,077
Principal repayments on investment securities available for sale	50	—
Proceeds from sale of investment securities held to maturity	7,446	3,923
Loan originations, net of principal repayments on loans receivable	(98,468)	(112,498)
Purchases of Federal Home Loan Bank stock	(1,609)	(275)
Proceeds from redemption of Federal Home Loan Bank stock	1,541	120
Purchases of Federal Reserve Bank stock	(8)	(59)
Purchases of premises and equipment	(2,172)	(190)

Net cash from investing activities	(107,159)	(51,425)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from financing activities:
Net increase in deposits	$78,167	$19,376
Proceeds from advances from the Federal Home Loan Bank	38,525	3,000
Repayments of advances from the Federal Home Loan Bank	(38,525)	(3,000)
Purchases of Fed Funds	10	10
Sales of Fed Funds	(10)	(10)
Proceeds from exercise of stock options	—	566
Repurchases of common stock	(9)	(1,674)
Cash dividends paid	(6,471)	(4,938)

Net cash from financing activities	71,687	13,330

Net decrease in cash and cash equivalents	(22,888)	(25,416)

Cash and cash equivalents at beginning of the period	61,273	65,919

Cash and cash equivalents at end of the period	$38,385	$40,503

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$6,698	$5,770
Income taxes	6,956	8,068

Supplemental disclosure of noncash investing and financing activities:
Company stock acquired through stock swap and net settlement transactions	$2,897	$1,051

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

(3)      Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) amended the Revenue Recognition topic of the FASB Accounting Standards Codification (ASC).  The amendment seeks to clarify the principles for recognizing revenue as well as to develop common revenue standards for U.S. generally accepted accounting principles and International Financial Reporting Standards.  The Company has reviewed all revenue sources to determine if the sources are in scope for this guidance.  Net interest income from financial assets and liabilities are explicitly excluded from the scope of the amendment.  The Company’s overall assessment of key in-scope revenue sources include service charges on deposit accounts, rental income from safe deposit boxes and commissions on insurance and annuity sales.  The guidance is not expected to have a significant impact on the Company’s revenue recognition for these key in-scope revenue sources.  The Company plans to adopt this amendment effective January 1, 2018, under the modified retrospective approach with a cumulative effect adjustment to opening retained earnings, if such adjustment is considered to be significant.

In January 2016, the FASB amended the Financial Instruments – Overall topic of the FASB ASC.  The amendment addresses several aspects of recognition, measurement, presentation and disclosure of financial instruments.  Included are: (a) a requirement to measure equity investments at fair value, with changes in fair value recognized in net income, (b) a simplification of the impairment assessment of equity investments without readily determinable fair values, (c) the elimination of the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet, and (d) a requirement to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.   Since the Company does not own any equity securities subject to the amendment in its investment portfolio, the amendment will not have a significant impact on its consolidated financial statements.  The Company will continue to evaluate the effects that the use of exit prices will have on its fair value disclosures.  The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

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

In March 2016, the FASB amended the Compensation – Stock Compensation topic of the FASB ASC.  The amendment includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  Some of the key provisions of the amendment require companies to record all excess tax benefits and tax deficiencies as income tax benefit or expense in the income statement rather than as an adjustment to additional paid-in capital.  In addition, the amendment requires that excess tax benefits should be reported as an operating activity on the statement of cash flows and increases the amount an employer can withhold for taxes for share-based compensation awards.  The amendment is effective for annual periods beginning after December 15, 2016.  The Company adopted this amendment effective January 1, 2017.  The adoption of this amendment has resulted in increased volatility to income tax expense related to excess tax benefits and tax deficiencies for share-based compensation.  The amount of tax benefits or deficiencies recognized in income tax expense depends on the number of options exercised and the difference in the stock prices at the exercise and grant dates.  For the three and nine months ended September 30, 2017, the Company recognized $150,000 and $541,000, respectively, of tax benefits related to the exercise of stock options.

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

(4)      Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Cash and due from banks	$10,118	$9,043
Interest-earning deposits in other banks	28,267	52,230
Cash and cash equivalents	$38,385	$61,273

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank of San Francisco.

(5)      Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2017:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$2,920	$—	$(10)	$2,910
Total	$2,920	$—	$(10)	$2,910

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$411,065	$7,374	$(4,252)	$414,187
Trust preferred securities	592	333	—	925
Total	$411,657	$7,707	$(4,252)	$415,112

December 31, 2016:
Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$406,498	$7,285	$(7,024)	$406,759
Trust preferred securities	1,158	5	—	1,163
Total	$407,656	$7,290	$(7,024)	$407,922

The amortized cost and estimated fair value of investment securities by maturity date at September 30, 2017 are shown below.  Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Available-for-sale:
Due within 5 years	$—	$—
Due after 5 years through 10 years	—	—
Due after 10 years	2,920	2,910
Total	$2,920	$2,910

Held-to-maturity:
Due within 5 years	$12	$13
Due after 5 years through 10 years	50	50
Due after 10 years	411,595	415,049
Total	$411,657	$415,112

Realized gains and losses and the proceeds from sales of securities held to maturity are shown in the table below.  All sales of securities were U.S. government-sponsored mortgage-backed securities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Proceeds from sales	$2,393	$801	$7,446	$3,923
Gross gains	150	60	431	250
Gross losses	—	—	—	—

The sale of these mortgage-backed securities, for which the Company had already collected a substantial portion of the outstanding purchased principal (at least 85%), is in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of intent to hold remaining securities in the held-to-maturity portfolio to maturity.

Investment securities with amortized costs of $275.6 million and $239.9 million at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at September 30, 2017 and December 31, 2016.  The Company does not intend to sell held-to-maturity and available-for-sale securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
September 30, 2017:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$2,910	$10	$—	$—	1	$2,910	$10

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$117,700	$1,875	$67,276	$2,377	47	$184,976	$4,252

December 31, 2016:
Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$179,741	$5,599	$23,402	$1,425	50	$203,143	$7,024

Mortgage-Backed Securities.  The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates subsequent to purchase.  All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2017 and December 31, 2016.

Trust Preferred Securities.  At September 30, 2017, the Company owned one trust preferred security, PreTSL XXIII.  PreTSL XXIII has an amortized cost and a remaining cost basis of $592,000 at September 30, 2017.  The trust preferred security represents an investment in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. This security is classified in the Company’s held-to-maturity investment portfolio.

The trust preferred securities market is considered to be inactive as only six transactions have occurred over the past 69 months in the same tranche of securities that we own and no new issuances of pooled trust preferred securities have occurred since 2007.  We used a discounted cash flow model to determine whether this security is other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in PreTSL XXIII did not incur additional impairment during the nine months ended September 30, 2017 and there is no accumulated other comprehensive loss related to noncredit factors.

It is reasonably possible that the fair value of the trust preferred security could decline in the near term if the overall economy and the financial condition of some of the issuers deteriorate further and the liquidity of this security remains low.  As a result, there is a risk that the Company’s remaining cost basis of $592,000 on the trust preferred security could be credit-related other-than-temporarily impaired in the near term.  The impairment, if any, could be material to the Company’s consolidated statements of income.

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Balance at the beginning of the period	$2,403	$2,403
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Credit losses on debt securities which were sold	—	—
Balance at the end of the period	$2,403	$2,403

The table below shows the components of accumulated other comprehensive loss, net of taxes, resulting from other-than-temporarily impaired securities:

	September 30,
(Dollars in thousands)	2017	2016
Noncredit losses on other-than-temporarily impaired securities, net of taxes	$—	$56

(6)      Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Real estate loans:
First mortgages:
One- to four-family residential	$1,390,037	$1,289,364
Multi-family residential	9,334	9,551
Construction, commercial and other	22,490	23,346
Home equity loans and lines of credit	13,474	14,805
Total real estate loans	1,435,335	1,337,066
Other loans:
Loans on deposit accounts	285	204
Consumer and other loans	4,798	4,360
Total other loans	5,083	4,564
Less:
Net unearned fees and discounts	(3,166)	(3,191)
Allowance for loan losses	(2,499)	(2,452)
Total unearned fees, discounts and allowance for loan losses	(5,665)	(5,643)
Loans receivable, net	$1,434,753	$1,335,987

The table below presents the activity in the allowance for loan losses by portfolio segment:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended September 30, 2017:
Balance, beginning of period	$1,602	$556	$1	$53	$245	$2,457
Provision (reversal of provision) for loan losses	30	16	—	18	(10)	54
	1,632	572	1	71	235	2,511
Charge-offs	—	—	—	(12)	—	(12)
Recoveries	—	—	—	—	—	—
Net charge-offs	—	—	—	(12)	—	(12)
Balance, end of period	$1,632	$572	$1	$59	$235	$2,499

Nine months ended September 30, 2017:
Balance, beginning of period	$1,594	$519	$2	$115	$222	$2,452
Provision (reversal of provision) for loan losses	(26)	53	(1)	(37)	13	2
	1,568	572	1	78	235	2,454
Charge-offs	(11)	—	—	(24)	—	(35)
Recoveries	75	—	—	5	—	80
Net recoveries (charge-offs)	64	—	—	(19)	—	45
Balance, end of period	$1,632	$572	$1	$59	$235	$2,499

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended September 30, 2016:
Balance, beginning of period	$1,444	$567	$3	$56	$206	$2,276
Provision (reversal of provision) for loan losses	133	(87)	(1)	54	8	107
	1,577	480	2	110	214	2,383
Charge-offs	(33)	—	—	(5)	—	(38)
Recoveries	15	—	—	2	—	17
Net charge-offs	(18)	—	—	(3)	—	(21)
Balance, end of period	$1,559	$480	$2	$107	$214	$2,362

Nine months ended September 30, 2016:
Balance, beginning of period	$1,380	$517	$3	$72	$194	$2,166
Provision (reversal of provision) for loan losses	190	(37)	(1)	47	20	219
	1,570	480	2	119	214	2,385
Charge-offs	(33)	—	—	(23)	—	(56)
Recoveries	22	—	—	11	—	33
Net charge-offs	(11)	—	—	(12)	—	(23)
Balance, end of period	$1,559	$480	$2	$107	$214	$2,362

In 2016, the Company changed the look-back period that is used to calculate the historical loss rates from five to seven years.  The look-back period was extended to seven years because the longer look-back period is considered to be more representative of an entire economic cycle.  The seven year look-back period includes loan charge-offs and recoveries related to the recession and the subsequent economic recovery.  The change in the look-back period did not have a material effect on the allowance for loan losses.

Management considers the allowance for loan losses at September 30, 2017 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions at that date. While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings.  In addition, as an integral part of their examination process, the bank regulators periodically review the allowance for loan losses and may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
September 30, 2017:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,632	572	1	59	235	2,499
Total ending allowance balance	$1,632	$572	$1	$59	$235	$2,499

Loans:
Ending loan balance:
Individually evaluated for impairment	$4,099	$—	$170	$—	$—	$4,269
Collectively evaluated for impairment	1,392,170	22,405	13,310	5,098	—	1,432,983
Total ending loan balance	$1,396,269	$22,405	$13,480	$5,098	$—	$1,437,252

December 31, 2016:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,594	519	2	115	222	2,452
Total ending allowance balance	$1,594	$519	$2	$115	$222	$2,452

Loans:
Ending loan balance:
Individually evaluated for impairment	$5,587	$—	$156	$1	$—	$5,744
Collectively evaluated for impairment	1,290,209	23,256	14,656	4,574	—	1,332,695
Total ending loan balance	$1,295,796	$23,256	$14,812	$4,575	$—	$1,338,439

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

		Unpaid
	Recorded	Principal
(Dollars in thousands)	Investment	Balance
September 30, 2017:
With no related allowance recorded:
One- to four-family residential mortgages	$4,099	$4,976
Home equity loans and lines of credit	170	229
Total	$4,269	$5,205

December 31, 2016:
With no related allowance recorded:
One- to four-family residential mortgages	$5,587	$6,469
Home equity loans and lines of credit	156	204
Consumer and other	1	1
Total	$5,744	$6,674

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
2017:
With no related allowance recorded:
One- to four-family residential mortgages	$4,135	$13	$4,203	$43
Home equity loans and lines of credit	172	—	177	—
Total	$4,307	$13	$4,380	$43

2016:
With no related allowance recorded:
One- to four-family residential mortgages	$5,936	$19	$6,000	$57
Home equity loans and lines of credit	162	—	163	—
Total	$6,098	$19	$6,163	$57

There were no loans individually evaluated for impairment with a related allowance for loan loss as of September 30, 2017 or December 31, 2016.  Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they were written down to fair value at the time of impairment.

The table below presents the aging of loans and accrual status by class of loans:

								Loans
								More Than
								90 Days
	30 - 59	60 - 89	90 Days or					Past Due
	Days Past	Days Past	Greater	Total Past	Loans Not	Total	Nonaccrual	and Still
(Dollars in thousands)	Due	Due	Past Due	Due	Past Due	Loans	Loans	Accruing
September 30, 2017:
One- to four-family residential mortgages	$438	$—	$652	$1,090	$1,385,864	$1,386,954	$3,179	$—
Multi-family residential mortgages	—	—	—	—	9,315	9,315	—	—
Construction, commercial and other mortgages	—	—	—	—	22,405	22,405	—	—
Home equity loans and lines of credit	—	—	41	41	13,439	13,480	170	—
Loans on deposit accounts	—	—	—	—	285	285	—	—
Consumer and other	1	3	—	4	4,809	4,813	—	—

Total	$439	$3	$693	$1,135	$1,436,117	$1,437,252	$3,349	$—

December 31, 2016:
One- to four-family residential mortgages	$185	$133	$1,358	$1,676	$1,284,590	$1,286,266	$4,402	$—
Multi-family residential mortgages	—	—	—	—	9,530	9,530	—	—
Construction, commercial and other mortgages	—	—	—	—	23,256	23,256	—	—
Home equity loans and lines of credit	16	35	49	100	14,712	14,812	156	—
Loans on deposit accounts	—	—	—	—	204	204	—	—
Consumer and other	3	—	1	4	4,367	4,371	1	—

Total	$204	$168	$1,408	$1,780	$1,336,659	$1,338,439	$4,559	$—

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

The Company had 16 nonaccrual loans with a book value of $3.3 million at September 30, 2017 and 19 nonaccrual loans with a book value of $4.6 million as of December 31, 2016.  The Company collected interest on nonaccrual loans of $137,000 and $149,000 during the nine months ended September 30, 2017 and 2016, respectively, but due to regulatory requirements, the Company recorded the interest as a reduction of principal.  The Company would have recognized additional interest income of $169,000 and $211,000 during the nine months ended September 30, 2017 and 2016, had the loans been accruing interest.  The Company did not have any loans more than 90 days past due and still accruing interest as of September 30, 2017 and December 31, 2016.

There were no loans modified in a troubled debt restructuring during the nine months ended September 30, 2017 or 2016.  There were no new troubled debt restructurings within the past 12 months that subsequently defaulted.

The table below summarizes troubled debt restructurings by class of loans:

	Number of	Accrual	Number of	Nonaccrual
(Dollars in thousands)	Loans	Status	Loans	Status	Total
September 30, 2017:
One- to four-family residential mortgages	4	$920	5	$1,097	$2,017
Home equity loans and lines of credit	—	—	1	96	96
Total	4	$920	6	$1,193	$2,113

December 31, 2016:
One- to four-family residential mortgages	5	$1,185	7	$1,629	$2,814
Home equity loans and lines of credit	—	—	1	107	107
Total	5	$1,185	8	$1,736	$2,921

One of the restructured loans, for $149,000, was more than 149 days delinquent and not accruing interest as of September 30, 2017 and December 31, 2016.  Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers.  At September 30, 2017, we had no commitments to lend any additional funds to these borrowers.

The Company had no real estate owned as of September 30, 2017 or December 31, 2016.  There were three one- to four-family residential mortgage loans totaling $652,000 and one home equity loan for $41,000 in the process of foreclosure as of September 30, 2017, and four one- to four-family residential mortgage loans totaling $702,000 in the process of foreclosure as of December 31, 2016.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii.  Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the nine months ended September 30, 2017 and 2016, the Company sold $20.3 million and $38.6 million, respectively, of mortgage loans held for sale and recognized gains of $154,000 and $304,000, respectively.  The Company had one loan held for sale for $495,000 at September 30, 2017 and five loans held for sale totaling $1.6 million at December 31, 2016.

The Company serviced loans for others of $37.5 million at September 30, 2017 and $41.5 million at December 31, 2016. Of these amounts, $2.0 million and $2.2 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at September 30, 2017 and December 31, 2016, respectively.  The amount of contractually specified servicing fees earned for the nine-month periods ended September 30, 2017 and 2016 was $80,000 and $99,000, respectively.  The amount of contractually specified servicing fees earned for the three-month periods ended September 30, 2017 and 2016 was $26,000 and $31,000, respectively.  The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

(7)      Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset.  Securities sold under agreements to repurchase are summarized as follows:

	September 30, 2017		December 31, 2016
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
1 year or less	$25,000	1.46%	$25,000	1.46%
Over 1 year to 2 years	20,000	1.66	—	—
Over 2 years to 3 years	10,000	1.65	25,000	1.66
Over 3 years to 4 years	—	—	5,000	1.65
Total	$55,000	1.57%	$55,000	1.57%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at September 30, 2017.  The amount at risk is the greater of the carrying value or fair value over the repurchase liability and refers to the potential loss to the Company if the secured lender fails to return the security at the maturity date of the agreement.  All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government-sponsored enterprises.  The repurchase liability cannot exceed 90% of the fair value of securities pledged.  In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$61,372	$61,614	$55,000	$6,614	11

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
September 30, 2017:
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

The components of net periodic benefit cost were as follows:

	SERP		SERP
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Net periodic benefit cost for the period:
Service cost	$19	$15	$39	$44
Interest cost	34	32	104	98
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized actuarial loss	—	—	—	—
Recognized curtailment loss	—	—	—	—
Net periodic benefit cost	$53	$47	$143	$142

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company.  The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants.  As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity.  The shares committed to be released are considered outstanding for earnings per share computations.  Compensation expense recognized for the three months ended September 30, 2017 and 2016 amounted to $298,000 and $283,000, respectively.  Compensation expense recognized for the nine months ended September 30, 2017 and 2016 amounted to $923,000 and $804,000, respectively.

Shares held by the ESOP trust were as follows:

	September 30,	December 31,
	2017	2016
Allocated shares	392,351	372,997
Unearned shares	550,494	587,193
Total ESOP shares	942,845	960,190
Fair value of unearned shares, in thousands	$17,379	$19,283

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula.  The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans.  We accrue for these benefits over the period during which employees provide services to earn these benefits.  For the three months ended September 30, 2017 and 2016, we accrued $97,000 and $122,000, respectively, for the ESOP restoration plan.  For the nine months ended September 30, 2017 and 2016, we accrued $161,000 and $244,000, respectively, for the ESOP restoration plan.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Compensation expense	$58	$457	$95	$1,780
Income tax benefit	23	183	38	714

Shares of our common stock issued under the 2010 Equity Incentive Plan shall come from authorized shares.  The maximum number of shares that will be awarded under the plan will be 1,862,637 shares.

Stock Options

The table below presents the stock option activity for the nine months ended September 30, 2017 and 2016:

		Weighted		Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (years)	(in thousands)
Options outstanding at December 31, 2016	706,430	$17.43	3.70	$10,884
Granted	—	—	—	—
Exercised	166,837	17.36	—	2,414
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at September 30, 2017	539,593	$17.45	2.96	$7,616

Options outstanding at December 31, 2015	832,300	$17.42	4.70	$8,588
Granted	—	—	—	—
Exercised	93,100	17.36	—	908
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at September 30, 2016	739,200	$17.43	3.95	$8,302

Options vested and exercisable at September 30, 2017	538,393	$17.44	2.95	$7,610

The following summarizes certain stock option activity of the Company:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Intrinsic value of stock options exercised	$744	$368	$2,414	$908
Proceeds received from stock options exercised	971	551	2,897	1,616
Tax benefits realized from stock options exercised	245	121	838	216
Total fair value of stock options that vested	38	3,923	38	3,923

During the nine months ended September 30, 2017, we issued 75,707 shares of common stock, net, in exchange for 166,837 stock options and 91,130 shares of common stock.  Pursuant to the provisions of our equity incentive plan, optionees are permitted to use the value of our common stock they own in a stock swap transaction or net settlement to pay the exercise price of stock options.

As of September 30, 2017, the Company had $4,000 of unrecognized compensation costs related to the stock option plan that will be amortized over a three-year vesting period.

Restricted Stock

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant.  Unvested restricted stock may not be disposed of or transferred during the vesting period.  Restricted stock carries the right to receive dividends, although dividends attributable to restricted stock are retained by the Company until the shares vest, at which time they are paid to the award recipient.

The table below presents the restricted stock activity:

		Weighted
		Average Grant
	Restricted	Date Fair
	Stock Awards	Value
Nonvested at December 31, 2016	2,400	$26.23
Granted	9,604	29.53
Vested	1,200	26.23
Forfeited	—	—
Nonvested at September 30, 2017	10,804	$29.16

Nonvested at December 31, 2015	114,542	$17.67
Granted	—	—
Vested	112,142	17.49
Forfeited	—	—
Nonvested at September 30, 2016	2,400	$26.23

During the nine months ended September 30, 2017, the Company issued 9,604 shares of restricted stock to certain members of executive management under the 2010 Equity Incentive Plan.  The fair value of the restricted stock is based on the value of the Company’s stock on the date of grant.  Restricted stock will vest over three years from the date of grant.

As of September 30, 2017, the Company had $278,000 of unrecognized compensation costs related to restricted stock.

During the nine months ended September 30, 2017, the Company issued 11,525 of performance-based restricted stock units (PRSUs) to certain members of executive management under the 2010 Equity Incentive Plan.  These PRSUs will vest in the first quarter of 2020 after our Compensation Committee determines whether a performance condition that compares the Company’s return on average equity to the SNL Bank Index is achieved.  Depending on the Company’s performance, the actual number of these PRSUs that are issued at the end of the vesting period can vary between 0% to 150% of the target award.  For the PRSUs, an estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized.  This estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period.

The table below presents the PRSUs that will vest on a performance condition:

Performance-
Based Restricted
	Stock Units	Weighted
	Based on a	Average Grant
	Performance	Date Fair
	Condition	Value
Nonvested at December 31, 2016	—	$—
Granted	11,525	29.53
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2017	11,525	$29.53

The fair value of these PRSUs is based on the fair value of the Company’s stock on the date of grant.  As of September 30, 2017, the Company had $215,000 of unrecognized compensation costs related to these PRSUs.  Performance will be measured over a three-year performance period and will be cliff vested.

During the nine months ended September 30, 2017, the Company issued 2,881 of PRSUs to certain members of executive management under the 2010 Equity Incentive Plan.  These PRSUs will vest in the first quarter of 2020 after our Compensation Committee determines whether a market condition that compares the Company’s total stock return to the SNL Bank Index is achieved.  The number of shares that will be expensed will not be adjusted for performance.  The fair value of these PRSUs is based on a Monte Carlo valuation of the Company’s stock on the date of grant.  The assumptions which were used in the Monte Carlo valuation of the PRSUs are:

Grant date: May 25, 2017

Performance period: January 1, 2017 to December 31, 2019

2.60 year risk-free rate on grant date: 1.40%

December 31, 2016 closing price: $32.84

Closing stock price on the date of grant: $29.53

Annualized volatility (based on 2.60 year historical volatility as of the grant date): 15.7%

Annual dividend preceding the grant date: $0.80

The table below presents the PRSUs that will vest on a market condition:

Performance-
	Based Restricted	Monte Carlo
	Stock Units	Valuation of
	Based on a	the Company's
	Market Condition	Stock
Nonvested at December 31, 2016	—	$—
Granted	2,881	24.44
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2017	2,881	$24.44

As of September 30, 2017, the Company had $41,000 of unrecognized compensation costs related to the PRSUs that are based on a market condition.  Performance will be measured over a three-year performance period and will be cliff vested.

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

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Net income	$4,173	$4,164	$12,795	$11,985
Income allocated to participating securities	(10)	(47)	(15)	(136)
Net income available to common shareholders	$4,163	$4,117	$12,780	$11,849

Weighted-average number of shares used in:
Basic earnings per share	9,280,018	9,102,837	9,250,537	9,065,892
Dilutive common stock equivalents:
Stock options and restricted stock units	241,183	222,669	285,338	214,368
Diluted earnings per share	9,521,201	9,325,506	9,535,875	9,280,260

Net income per common share, basic	$0.45	$0.45	$1.38	$1.31
Net income per common share, diluted	$0.44	$0.44	$1.34	$1.28

(13)    Other Comprehensive Income and Loss

The table below presents the changes in the components of accumulated other comprehensive income and loss, net of taxes:

		Noncredit
		Related
		Loss on
	Unfunded	Trust	Unrealized
	Pension	Preferred	Loss on
(Dollars in thousands)	Liability	Securities	Securities	Total
Three months ended September 30, 2017
Balances at beginning of period	$5,284	$—	$45	$5,329
Other comprehensive income, net of taxes	—	—	(12)	(12)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	—	—	(12)	(12)
Balances at end of period	$5,284	$—	$33	$5,317

Three months ended September 30, 2016
Balances at beginning of period	$5,065	$101	$39	$5,205
Other comprehensive income, net of taxes	—	(45)	(4)	(49)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	—	(45)	(4)	(49)
Balances at end of period	$5,065	$56	$35	$5,156

Nine months ended September 30, 2017
Balances at beginning of period	$5,284	$—	$32	$5,316
Other comprehensive loss, net of taxes	—	—	1	1
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive loss	—	—	1	1
Balances at end of period	$5,284	$—	$33	$5,317

Nine months ended September 30, 2016
Balances at beginning of period	$5,044	$147	$45	$5,236
Other comprehensive loss (income), net of taxes	21	(91)	(10)	(80)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive loss (income)	21	(91)	(10)	(80)
Balances at end of period	$5,065	$56	$35	$5,156

The table below presents the tax effect on each component of accumulated other comprehensive loss:

	Three Months Ended September 30,
	2017			2016
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unfunded pension liability	$—	$—	$—	$—	$—	$—
Noncredit related loss on trust preferred securities	—	—	—	(74)	29	(45)
Unrealized loss on securities	(21)	9	(12)	(7)	3	(4)
Total	$(21)	$9	$(12)	$(81)	$32	$(49)

	Nine Months Ended September 30,
	2017			2016
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unfunded pension liability	$—	$—	$—	$—	$21	$21
Noncredit related loss on trust preferred securities	—	—	—	(150)	59	(91)
Unrealized loss on securities	1	—	1	(17)	7	(10)
Total	$1	$—	$1	$(167)	$87	$(80)

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

The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.  The trust preferred securities market is considered to be inactive as only six transactions have occurred over the past 69 months in the same tranche of securities we own and no new issues of pooled trust preferred securities have occurred since 2007.  The fair value of our trust preferred securities was determined using a discounted cash flow model.  Our model used a discount rate equal to three-month LIBOR plus 20.00%.

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

Loans. The fair value of loans is estimated by discounting the future cash flows, including estimated prepayments, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The fair value of loans is not based on the concept of exit price.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2017
Assets
Cash and cash equivalents	$38,385	$38,385	$38,385	$—	$—
Investment securities available for sale	2,910	2,910	—	2,910	—
Investment securities held to maturity	411,657	415,112	—	414,187	925
Loans held for sale	495	499	—	499	—
Loans receivable, net	1,434,753	1,455,571	—	—	1,455,571
FHLB stock	5,013	5,013	—	5,013	—
FRB stock	3,103	3,103	—	3,103	—
Accrued interest receivable	4,985	4,985	2	1,111	3,872
Interest rate contracts	2	2	—	2	—

Liabilities
Deposits	1,571,367	1,570,959	—	1,272,086	298,873
Advances from the Federal Home Loan Bank	69,000	68,933	—	68,933	—
Securities sold under agreements to repurchase	55,000	54,986	—	54,986	—
Accrued interest payable	412	412	—	174	238
Interest rate contracts	2	2	—	2	—

December 31, 2016
Assets
Cash and cash equivalents	$61,273	$61,273	$61,273	$—	$—
Investment securities held to maturity	407,656	407,922	—	406,759	1,163
Loans held for sale	1,601	1,601	—	1,601	—
Loans receivable, net	1,335,987	1,352,137	—	—	1,352,137
FHLB stock	4,945	4,945	—	4,945	—
FRB stock	3,095	3,095	—	3,095	—
Accrued interest receivable	4,732	4,732	10	1,064	3,658
Interest rate contracts	104	104	—	104	—

Liabilities
Deposits	1,493,200	1,493,094	—	1,257,157	235,937
Advances from the Federal Home Loan Bank	69,000	69,068	—	69,068	—
Securities sold under agreements to repurchase	55,000	55,123	—	55,123	—
Accrued interest payable	218	218	—	172	46
Interest rate contracts	104	104	—	104	—

At September 30, 2017 and December 31, 2016, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

September 30, 2017
Interest rate contracts — assets	$—	$2	$—	$2
Interest rate contracts — liabilities	—	(2)	—	(2)
Available-for-sale investments	—	2,910	—	2,910

December 31, 2016
Interest rate contracts — assets	$—	$104	$—	$104
Interest rate contracts — liabilities	—	(104)	—	(104)

The fair value of interest rate contracts was determined by referring to prices quoted in the secondary market for similar contracts.  The fair value of available-for-sale investments was determined using quoted market prices.

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016 and the related gains and losses for the nine months ended September 30, 2017 and the year ended December 31, 2016:

	Fair Value
(Dollars in thousands)	Adjustment Date	Level 1	Level 2	Level 3	Total	Total Gains (Losses)

September 30, 2017
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

(15)    Subsequent Events

On October 25, 2017, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.20 per share of common stock.  The dividend is expected to be paid on November 22, 2017 to stockholders of record as of November 8, 2017.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” “continue” and words of similar meaning.  These forward-looking statements include, but are not limited to:

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

Overview

We have historically operated as a traditional thrift institution.  The significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit accounts, securities sold under agreements to repurchase and Federal Home Loan Bank advances.  As a result, we may be vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets.

We have continued our focus on originating one- to four-family residential real estate loans.  Our emphasis on conservative loan underwriting has resulted in continued low levels of nonperforming assets. Our nonperforming assets, which can include nonaccrual loans and real estate owned, totaled $3.3 million, or 0.17% of total assets, at September 30, 2017, compared to $4.6 million, or 0.24% of total assets, at December 31, 2016.  Our nonperforming loans and loss experience has enabled us to maintain a relatively low allowance for loan losses in relation to other peer institutions and correspondingly resulted in low levels of provisions for loan losses.  Our provisions for loan losses were $2,000 and $219,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

We sold $20.3 million and $38.6 million of fixed-rate mortgage loans for the nine months ended September 30, 2017 and 2016, respectively.  Long-term, fixed-rate borrowings remained constant at September 30, 2017 and 2016.

Our investments in mortgage-backed securities have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  These agencies guarantee the payment of principal and interest on our mortgage-backed securities.  We do not own any preferred stock issued by Fannie Mae or Freddie Mac.  As of September 30, 2017 and December 31, 2016, we owned $414.0 million and $406.5 million, respectively, of mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016.

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Assets.  At September 30, 2017, our assets were $1.962 billion, an increase of $84.9 million, or 4.5%, from $1.878 billion at December 31, 2016.  The increase in assets was primarily the result of a $97.7 million increase in total loans receivable and a $6.9 million increase in investment securities, which was partially offset by a $22.9 million decrease in cash and cash equivalents.

Cash and Cash Equivalents.  Cash and cash equivalents were $38.4 million at September 30, 2017, a decrease of $22.9 million since December 31, 2016.  The decrease in cash and cash equivalents was primarily caused by a $97.7 million increase in total loans, which was offset by a $78.2 million increase in deposits.

Loans.  Total loans, including $495,000 of loans held for sale, were $1.435 billion at September 30, 2017, or 73.1% of total assets.  During the nine months ended September 30, 2017, the loan portfolio, including loans held for sale, increased by $97.7 million, or 7.3%.  The increase in the loan portfolio primarily occurred as the production of new one- to four-family residential loans exceeded principal repayments and loan sales.

Securities.  At September 30, 2017, our securities portfolio totaled $414.6 million, or 21.1% of total assets.  During the nine months ended September 30, 2017, the securities portfolio increased by $6.9 million, or 1.7%.  The increase in the securities portfolio is due to purchases of new securities exceeding principal repayments and sales.  During the nine months ended September 30, 2017, $52.0 million and $2.9 million of securities were purchased for the held-to-maturity and available-for-sale portfolios, respectively.

At September 30, 2017, none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans.

At September 30, 2017, we owned a trust preferred security with an amortized cost of $592,000.  This security represents an investment in a pool of debt obligations primarily issued by holding companies of Federal Deposit Insurance Corporation-insured financial institutions.

The trust preferred securities market is considered to be inactive as only six transactions have occurred over the past 69 months in the same tranche of securities we own and no new issuances of pooled trust preferred securities have occurred since 2007.  We use a discounted cash flow model to determine whether this security is other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on our review, our investment in the trust preferred security did not incur additional impairment during the nine months ended September 30, 2017.

It is reasonably possible that the fair value of the trust preferred security could decline in the near term if the overall economy and the financial condition of some of the issuers deteriorate further and the liquidity of this security remains low.  As a result, there is a risk that our remaining cost basis of $592,000 on the trust preferred security could be credit-related other-than-temporarily impaired in the near term.  The impairment, if any, could be material to our consolidated statements of income.

Deposits.  Deposits were $1.571 billion at September 30, 2017, an increase of $78.2 million, or 5.2%, since December 31, 2016.  The growth in deposits was primarily due to an increase of $63.2 million in certificates of deposit and an increase of $13.2 million in savings accounts during the nine months ended September 30, 2017.  The increase in certificates of deposit is primarily due to a $34.7 million increase in public deposits and $14.6 million in new accounts at our new Keeaumoku branch, which was opened in April 2017.

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank and funds borrowed under securities sold under agreements to repurchase.  At September 30, 2017 and December 31, 2016, total borrowings remained constant at $124.0 million.  We have not required any additional borrowings to fund our operations.  Instead, we have primarily funded our operations with additional deposits, proceeds from loan sales and principal repayments on loans and mortgage-backed securities.

Stockholders’ Equity.  Total stockholders’ equity increased to $237.3 million at September 30, 2017 from $229.8 million at December 31, 2016.  The increase in stockholders’ equity occurred as our net income for the year exceeded dividends paid to stockholders.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and rates, and certain other information at and for the periods indicated.  No tax-equivalent yield adjustments were made, as the effect thereof was not material.  All average balances are daily average balances.  Nonaccrual loans were included in the computation of average balances and are included with accrual loans in the tables.  However, no interest income was attributed to nonaccrual loans.  The yields set forth below include the effect of net deferred costs, discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended September 30,
	2017			2016
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,371,678	$13,248	3.86%	$1,226,054	$12,433	4.06%
Multi-family residential	9,363	111	4.74	9,656	114	4.72
Construction, commercial and other	22,046	250	4.54	25,189	278	4.41
Home equity loans and lines of credit	13,607	162	4.76	15,428	169	4.38
Other loans	4,984	66	5.30	4,297	58	5.40
Total loans	1,421,678	13,837	3.89	1,280,624	13,052	4.08
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	407,547	3,169	3.11	444,514	3,496	3.15
Trust preferred securities	745	—	—	992	—	—
Total securities	408,292	3,169	3.10	445,506	3,496	3.14
Other	47,138	171	1.45	54,658	121	0.89
Total interest-earning assets	1,877,108	17,177	3.66	1,780,788	16,669	3.74
Non-interest-earning assets	70,268			68,176
Total assets	$1,947,376			$1,848,964

Interest-bearing liabilities:
Savings accounts	$1,036,734	1,146	0.44%	$1,022,748	1,050	0.41%
Certificates of deposit	278,375	871	1.25	213,409	423	0.79
Money market accounts	5,719	6	0.42	2,651	2	0.30
Checking and Super NOW accounts	179,670	10	0.02	171,624	10	0.02
Total interest-bearing deposits	1,500,498	2,033	0.54	1,410,432	1,485	0.42
Federal Home Loan Bank advances	70,262	264	1.50	69,033	259	1.50
Securities sold under agreements to repurchase	55,000	221	1.61	55,000	220	1.60
Total interest-bearing liabilities	1,625,760	2,518	0.62	1,534,465	1,964	0.51
Non-interest-bearing liabilities	84,177			85,962
Total liabilities	1,709,937			1,620,427
Stockholders’ equity	237,439			228,537
Total liabilities and stockholders’ equity	$1,947,376			$1,848,964

Net interest income		$14,659			$14,705
Net interest rate spread (3)			3.04%			3.23%
Net interest-earning assets (4)	$251,347			$246,323
Net interest margin (5)			3.12%			3.30%
Interest-earning assets to interest-bearing liabilities	115.46%			116.05%

(1)	Annualized.
(2)	Average balance includes loans or investments available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2017			2016
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,336,843	$39,079	3.90%	$1,189,741	$36,240	4.06%
Multi-family residential	9,432	333	4.71	9,721	342	4.69
Construction, commercial and other	22,666	772	4.54	23,306	795	4.55
Home equity loans and lines of credit	14,219	499	4.68	15,580	504	4.31
Other loans	4,968	194	5.21	4,424	179	5.39
Total loans	1,388,128	40,877	3.93	1,242,772	38,060	4.08
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	400,323	9,328	3.11	466,516	11,121	3.18
Trust preferred securities	967	—	—	943	—	—
Total securities	401,290	9,328	3.10	467,459	11,121	3.17
Other	58,094	530	1.22	67,627	411	0.81
Total interest-earning assets	1,847,512	50,735	3.66	1,777,858	49,592	3.72
Non-interest-earning assets	69,385			68,463
Total assets	$1,916,897			$1,846,321

Interest-bearing liabilities:
Savings accounts	$1,031,650	3,261	0.42%	$1,015,992	3,107	0.41%
Certificates of deposit	257,074	2,153	1.12	225,221	1,222	0.72
Money market accounts	4,936	16	0.43	2,204	6	0.36
Checking and Super NOW accounts	180,134	29	0.02	170,449	28	0.02
Total interest-bearing deposits	1,473,794	5,459	0.49	1,413,866	4,363	0.41
Federal Home Loan Bank advances	69,900	779	1.49	69,011	772	1.49
Securities sold under agreements to repurchase	55,000	654	1.59	55,000	656	1.59
Total interest-bearing liabilities	1,598,694	6,892	0.57	1,537,877	5,791	0.50
Non-interest-bearing liabilities	82,926			82,714
Total liabilities	1,681,620			1,620,591
Stockholders’ equity	235,277			225,730
Total liabilities and stockholders’ equity	$1,916,897			$1,846,321

Net interest income		$43,843			$43,801
Net interest rate spread (3)			3.09%			3.22%
Net interest-earning assets (4)	$248,818			$239,981
Net interest margin (5)			3.16%			3.28%
Interest-earning assets to interest-bearing liabilities	115.56%			115.60%

(1)	Annualized.
(2)	Average balance includes loans or investments available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

General.  Net income increased by $9,000, or 0.2%, to $4.2 million for the three months ended September 30, 2017.  The increase in net income was due to a $212,000 decrease in income taxes and a $53,000 decrease in loan loss provisions.  These were partially offset by a $116,000 increase in noninterest expense, a $94,000 decrease in noninterest income and a $46,000 decrease in net interest income.

Net Interest Income.  Net interest income decreased by $46,000, or 0.3%, to $14.7 million for the three months ended September 30, 2017.  Interest income increased by $508,000, or 3.0%, due to a $96.3 million increase in the average balance of interest-earning assets.  This was offset by an eight basis point decrease in the yield of average interest-earning assets.  Interest expense increased by $554,000, or 28.2%, due to a $91.3 million increase in the average balance of interest-bearing liabilities and an 11 basis point increase in the cost of average interest-bearing liabilities. The interest rate spread and net interest margin were 3.04% and 3.12%, respectively, for the three months ended September 30, 2017, compared to 3.23% and 3.30% respectively, for the three months ended September 30, 2016.  The decreases in the interest rate spread and in the net interest margin are attributed to an eight basis point decrease in the yield of average interest-earning assets and an 11 basis point increase in the cost of average interest-bearing liabilities.  The decrease in the yield on average interest-earning assets was primarily due to the principal repayments on higher-yielding mortgage loans and securities and the addition of new mortgage loans and securities with lower rates.  The increase in the cost of average interest-bearing liabilities was primarily due to a 46 basis point increase in the cost of certificates of deposit, primarily public deposits, as new certificates of deposit with higher interest rates were opened.

Interest Income.  Interest income increased by $508,000, or 3.0%, to $17.2 million for the three months ended September 30, 2017 from $16.7 million for the three months ended September 30, 2016.  Interest income on loans increased by $785,000, or 6.0%, to $13.8 million for the three months ended September 30, 2017 from $13.1 million for the three months ended September 30, 2016.  The increase in interest income on loans occurred primarily because the average balance of loans grew by $141.1 million, or 11.0%, as new loan originations exceeded loan repayments and loan sales. The increase in interest income that occurred because of growth in the loan portfolio was partially offset by a 19 basis point decline in the average loan yield to 3.89% for the three months ended September 30, 2017 from 4.08% for the three months ended September 30, 2016.  The decline in the average yield on loans occurred because of repayments on higher-yielding loans and additions of new loans with lower yields to the loan portfolio.  Interest income on investment securities decreased by $327,000, or 9.4%, to $3.2 million for the three months ended September 30, 2017 from $3.5 million for the three months ended September 30, 2016.  The decrease in interest income on securities occurred because of a $37.2 million decrease in the average securities balance and a four basis point decrease in the average securities yield. The decline in the average balance and yield on securities occurred because repayments exceeded the amount of securities purchased and new securities added to the portfolio had lower yields.

Interest Expense.  Interest expense increased by $554,000, or 28.2%, to $2.5 million for the three months ended September 30, 2017.  Interest expense on deposits increased by $548,000, or 36.9%, from $1.5 million for the three months ended September 30, 2016 to $2.0 million for the three months ended September 30, 2017.  The increase in interest expense on deposits was due to an increase in the average outstanding balance and the average rate paid on deposits.  The average outstanding balance of deposits increased by $90.1 million, or 6.4%, to $1.500 billion for the three months ended September 30, 2017 compared to $1.410 billion for the three months ended September 30, 2016.  The growth in deposits is primarily due to a $65.0 million increase in the average balance of certificates of deposit and a $25.1 million increase in the average balance of savings, money market and checking accounts.  The average rate paid on deposits increased by 12 basis points from 0.42% for the three months ended September 30, 2016 to 0.54% for the three months ended September 30, 2017, primarily due to a 46 basis point increase in certificate of deposit rates.  The increase in the average rate paid on certificates of deposit is primarily due to higher interest rates paid on newly opened public deposits.  Because our public deposits carry higher rates than retail deposits, any increase in current interest rates or in the balance of public deposits may continue to increase our interest expense.

Provision for Loan Losses.  We recorded provisions for loan losses of $54,000 and $107,000 for the three months ended September 30, 2017 and September 30, 2016, respectively.  The provisions for loan losses included net charge-offs of $12,000 and $21,000 for the three months ended September 30, 2017 and 2016, respectively.  The decrease in loan loss provisions in the three months ended September 30, 2017 occurred as a result of improving credit quality of the loan portfolio and a reduction in loan losses. The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.17% and 0.18% at September 30, 2017 and 2016, respectively.  Nonaccrual loans totaled $3.3 million at September 30, 2017, or 0.23% of total loans at that date, compared to $4.8 million of nonaccrual loans at September 30, 2016, or 0.37% of total loans at that date.  Nonaccrual loans as of September 30, 2017 and 2016 consisted primarily of one- to four-family residential real estate loans.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2017 and 2016.  For additional information see note (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income.  The following table summarizes changes in noninterest income between the three months ended September 30, 2017 and 2016.

	Three Months Ended
	September 30,		Change
	2017	2016	$ Change	% Change
		(Dollars in thousands)
Service fees on loan and deposit accounts	$427	$493	$(66)	(13.4)%
Income on bank-owned life insurance	228	240	(12)	(5.0)%
Gain on sale of investment securities	150	60	90	150.0%
Gain on sale of loans	28	114	(86)	(75.4)%
Other	76	96	(20)	(20.8)%
Total	$909	$1,003	$(94)	(9.4)%

Noninterest income decreased by $94,000 for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.  During the three months ended September 30, 2017 and 2016, $3.7 million and $14.5 million, respectively, of mortgage loans held for sale were sold and gains of $28,000 and $114,000, respectively, were recognized.  The decrease in service fees on loan and deposit accounts was primarily due to a decrease in fee income from brokering loans to other financial institutions.  The decrease in other income was primarily due to a decrease in commissions earned on annuity and mutual fund sales.  These decreases were partially offset by an increase in the gain on sale of investment securities.  During the three months ended September 30, 2017 and 2016, we received proceeds of $2.4 million and $801,000, respectively, from the sale of $2.2 million and $741,000, respectively, of held-to maturity mortgage-backed securities, resulting in gross realized gains of $150,000 and $60,000, respectively. The sale of these mortgage-backed securities, for which we had already collected a substantial portion of the original purchased principal (at least 85%), was in accordance with the Investments — Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of intent to hold remaining securities in the held-to-maturity portfolio to maturity.

Noninterest Expense.  The following table summarizes changes in noninterest expense between the three months ended September 30, 2017 and 2016.

	Three Months Ended
	September 30,		Change
	2017	2016	$ Change	% Change
		(Dollars in thousands)
Salaries and employee benefits	$5,201	$5,265	$(64)	(1.2)%
Occupancy	1,529	1,432	97	6.8%
Equipment	882	865	17	2.0%
Federal deposit insurance premiums	152	144	8	5.6%
Other general and administrative expenses	997	939	58	6.2%
Total	$8,761	$8,645	$116	1.3%

Noninterest expense increased by $116,000 for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Occupancy expense increased by $97,000 to $1.5 million for the three months ended September 20, 2017 from $1.4 million for the three months ended September 30, 2016 primarily due to an increase in repairs and maintenance and rent expense.  The increase in other general and administrative expenses was mainly due to increases in marketing and other miscellaneous expenses.  These increases were partially offset by a decrease in salaries and employee benefits expense.  Salaries and employee benefits expense decreased primarily due to a decrease in share-based compensation.  The reduction in the cost of share-based compensation plans occurred as the majority of awards under our 2010 equity incentive plan became fully vested in 2016. The decrease in share-based compensation expense was partially offset by an annual salary increase and a decrease in the capitalized cost of new loan originations.  The decrease in the capitalized cost of new loan originations in 2017 occurred as we closed fewer loans during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Income Tax Expense.  Income taxes were $2.6 million for the three months ended September 30, 2017, reflecting an effective tax rate of 38.2%, compared to $2.8 million for the three months ended September 30, 2016, reflecting an effective tax rate of 40.1%.

Income tax expense for the three months ending September 30, 2017 included a $150,000 tax benefit related to the exercise of stock options.  Starting in 2017 a new accounting standard requires that any excess tax benefits resulting from the exercise of stock options be recognized in income tax expense.  Prior to the adoption of the new standard, the excess tax benefits were recorded as additional paid-in-capital.  The amount of tax benefits or deficiencies recognized in income tax expense depends on the number of options exercised and the difference in the stock prices at the exercise and grant dates.

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and 2016

General.  Net income increased by $810,000, or 6.8%, from $12.0 million for the nine months ended September 30, 2016 to $12.8 million for the nine months ended September 30, 2017.  The increase in net income was due to a $470,000 decrease in noninterest expense, a $217,000 decrease in loan loss provisions, a $114,000 decrease in income taxes and a $42,000 increase in net interest income.  These were partially offset by a $33,000 decrease in noninterest income.

Net Interest Income.  Net interest income increased by $42,000, or 0.1%, to $43.8 million for the nine months ended September 30, 2017.  Interest income increased by $1.1 million, or 2.3%, due to a $69.7 million increase in the average balance of interest-earning assets.  This was offset by a six basis point decrease in the yield of average interest-earning assets.  Interest expense increased by $1.1 million, or 19.0%, due to a $60.8 million increase in the average balance of interest-bearing liabilities and a seven basis point increase in the cost of average interest-bearing liabilities. The interest rate spread and net interest margin were 3.09% and 3.16% respectively, for the nine months ended September 30, 2017, compared to 3.22% and 3.28% respectively, for the nine months ended September 30, 2016.  The decreases in the interest rate spread and in the net interest margin are attributed to a six basis point decrease in the yield of average interest-earning assets and a seven basis point increase in the cost of average interest-bearing liabilities.  The decrease in the yield of average interest-earning assets was primarily due to the principal repayments on higher-yielding mortgage loans and securities and the addition of new mortgage loans and securities with lower rates.  The increase in the cost of average interest-bearing liabilities was primarily due to a 40 basis point increase in the cost of certificates of deposit, primarily public deposits, as new certificates of deposit with higher interest rates were opened.

Interest Income.  Interest income increased by $1.1 million, or 2.3%, to $50.7 million for the nine months ended September 30, 2017 from $49.6 million for the nine months ended September 30, 2016.  Interest income on loans increased by $2.8 million, or 7.4%, to $40.9 million for the nine months ended September 30, 2017 from $38.1 million for the nine months ended September 30, 2016.  The increase in interest income on loans occurred primarily because the average balance of loans grew by $145.4 million, or 11.7%, as new loan originations exceeded loan repayments and loan sales. The increase in interest income that occurred because of growth in the loan portfolio was partially offset by a 15 basis point decline in the average loan yield to 3.93% for the nine months ended September 30, 2017 from 4.08% for the nine months ended September 30, 2016.  The decline in the average yield on loans occurred because of repayments on higher-yielding loans and additions of new loans with lower yields to the loan portfolio.  Interest income on investment securities decreased by $1.8 million, or 16.1%, to $9.3 million for the nine months ended September 30, 2017 from $11.1 million for the nine months ended September 30, 2016.  The decrease in interest income on securities occurred because of a $66.2 million decrease in the average securities balance and a seven basis point decrease in the average securities yield.  The decline in the average balance and yield on securities occurred because repayments exceeded the amount of securities purchased and new securities added to the portfolio had lower yields.

Interest Expense.  Interest expense increased by $1.1 million, or 19.0%, to $6.9 million for the nine months ended September 30, 2017.  Interest expense on deposits increased by $1.1 million, or 25.1%, from $4.4 million for the nine months ended September 30, 2016 to $5.5 million for the nine months ended September 30, 2017. The increase in interest expense on deposits was due to an increase in the average outstanding balance and the average rate paid on deposits. The average outstanding balance of deposits increased by $59.9 million, or 4.2%, to $1.474 billion for the nine months ended September 30, 2017 compared to $1.414 billion for the nine months ended September 30, 2016.  The growth in deposits is primarily due to a $31.9 million increase in the average balance of certificates of deposit and a $28.1 million increase in the average balance of savings, money market and checking accounts.  The average rate paid on deposits increased by eight basis points from 0.41% for the nine months ended September 30, 2016 to 0.49% for the nine months ended September 30, 2017, primarily due to a 40 basis point increase in certificate of deposit rates.  The increase in the average rate paid on certificates of deposit is primarily due to higher interest rates paid on public deposits.  Because our public deposits carry higher rates than retail deposits, any increase in current interest rates or in the balance of public deposits may continue to increase our interest expense.

Provision for Loan Losses.  We recorded provisions for loan losses of $2,000 and $219,000 for the nine months ended September 30, 2017 and 2016, respectively.  The provision for loan losses included net recoveries of $45,000 for the nine months ended September 30, 2017 and net charge-offs of $23,000 for the nine months ended September 30, 2016.  The decrease in loan loss provisions in the nine months ended September 30, 2017 occurred as a result of improving credit quality of the loan portfolio and a reduction in loan losses.  The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.17% and 0.18% at September 30, 2017 and 2016, respectively.  Nonaccrual loans totaled $3.3 million at September 30, 2017, or 0.23% of total loans at that date, compared to $4.8 million of nonaccrual loans at September 30, 2016, or 0.37% of total loans at that date.  Nonaccrual loans as of September 30, 2017 and 2016 consisted primarily of one- to four-family residential real estate loans.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2017 and 2016.  For additional information see note (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income.  The following table summarizes changes in noninterest income between the nine months ended September 30, 2017 and 2016.

	Nine Months Ended
	September 30,		Change
	2017	2016	$ Change	% Change
		(Dollars in thousands)
Service fees on loan and deposit accounts	$1,490	$1,422	$68	4.8%
Income on bank-owned life insurance	681	727	(46)	(6.3)%
Gain on sale of investment securities	431	250	181	72.4%
Gain on sale of loans	154	304	(150)	(49.3)%
Other	234	320	(86)	(26.9)%
Total	$2,990	$3,023	$(33)	(1.1)%

Noninterest income decreased by $33,000 for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.  During the nine months ended September 30, 2017 and 2016, the Company sold $20.3 million and $38.6 million, respectively, of mortgage loans held for sale and recognized gains of $154,000 and $304,000, respectively. Other income decreased by $86,000 primarily due to a decrease in commissions earned on annuity and mututal fund sales. These decreases were partially offset by increases in the gain on sale of investment securities and in service fees on loan and deposit accounts.  During the nine months ended September 30, 2017 and 2016, we received proceeds of $7.4 million and $3.9 million, respectively, from the sale of $7.0 million and $3.7 million, respectively, of held-to-maturity mortgage-backed securities, resulting in gross realized gains of $431,000 and $250,000, respectively. The sale of these mortgage-backed securities, for which we had already collected a substantial portion of the original purchased principal (at least 85%), was in accordance with the Investments — Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of intent to hold remaining securities in the held-to-maturity portfolio to maturity.  During the nine months ended September 30, 2017, service fees on loan and deposit accounts increased by $68,000, primarily due to incentives received on a new debit card agreement and a decrease in the amortization of premiums on loans sold.  These were partially offset by decreases in return item fees and ATM fees.

Noninterest Expense.  The following table summarizes changes in noninterest expense between the nine months ended September 30, 2017 and 2016.

	Nine Months Ended
	September 30,		Change
	2017	2016	$ Change	% Change
		(Dollars in thousands)
Salaries and employee benefits	$15,254	$15,947	$(693)	(4.3)%
Occupancy	4,439	4,285	154	3.6%
Equipment	2,630	2,683	(53)	(2.0)%
Federal deposit insurance premiums	448	596	(148)	(24.8)%
Other general and administrative expenses	3,451	3,181	270	8.5%
Total	$26,222	$26,692	$(470)	(1.8)%

Noninterest expense decreased by $470,000 for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Salaries and employee benefits expense decreased by $693,000 primarily due to a decrease in share-based compensation. The reduction in the cost of share-based compensation plans occurred as the majority of awards under our 2010 equity incentive plan became fully vested in 2016.  The decrease in share-based compensation expense was partially offset by an annual salary increase, an increase in ESOP plan expenses that occurred because of the Company’s higher stock price and a decrease in the capitalized cost of new loan originations.  The decrease in the capitalized cost of new loan originations in 2017 occurred as we closed fewer loans during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.  Federal deposit insurance premiums declined because of a decrease in the insurance premium rate on deposits.  These decreases were partially offset by increases in other general and administrative and occupancy expenses.  The increase in other general and administrative expenses was mainly due to increases in marketing, audit, and other miscellaneous expenses. The increase in occupancy expense was due to an increase in rent expense and repairs and maintenance expenses.

Income Tax Expense.  Income taxes were $7.8 million for the nine months ended September 30, 2017, reflecting an effective tax rate of 37.9%, compared to $7.9 million for the nine months ended September 30, 2016, reflecting an effective tax rate of 39.8%.

Income tax expense for the nine months ended September 30, 2017 included a $541,000 tax benefit related to the exercise of stock options.  Starting in 2017 a new accounting standard requires that any excess tax benefits resulting from the exercise of stock options be recognized in income tax expense.  Prior to the adoption of the new standard, the excess tax benefits were recorded as additional paid-in-capital.  The amount of tax benefits or deficiencies recognized in income tax expense depends on the number of options exercised and the difference in the stock prices at the exercise and grant dates.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan repayments, advances from the Federal Home Loan Bank, securities sold under agreements to repurchase, proceeds from loan sales and principal repayments on securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our

Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Chief Financial Officer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2017.

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

Our most liquid asset is cash.  The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period.  At September 30, 2017, our cash and cash equivalents totaled $38.4 million. On that date, we had $55.0 million in securities sold under agreements to repurchase outstanding and $69.0 million of Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $604.3 million under Federal Home Loan Bank advances.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2017, we had $30.8 million in loan commitments outstanding, most of which were for fixed-rate loans, and had $26.6 million in unused lines of credit to borrowers.  Certificates of deposit due within one year at September 30, 2017 totaled $149.8 million, or 9.5% of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2018.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities.  During the nine months ended September 30, 2017 and 2016 we originated $242.7 million and $280.7 million of loans, respectively and purchased $54.9 million and $2.4 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances, securities sold under agreements to repurchase, stock repurchases and dividend payments.  We experienced net increases in deposits of $78.2 million and $19.4 million for the nine months ended September 30, 2017 and 2016, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provide an additional source of funds.  Federal Home Loan Bank advances remained constant at $69.0 million at September 30, 2017 and 2016.  We had the ability to borrow up to an additional $604.3 million and $577.9 million from the Federal Home Loan Bank as of September 30, 2017 and December 31, 2016, respectively.  We also utilize securities sold under agreements to repurchase as another borrowing source.  Securities sold under agreements to repurchase remained constant at $55.0 million at the nine months ended September 30, 2017 and 2016.

Territorial Bancorp Inc. is a separate legal entity from Territorial Savings Bank and must provide for its own liquidity to pay dividends, repurchase shares of its common stock and for other corporate purposes.  Territorial Bancorp Inc.’s primary source of liquidity is dividend payments from Territorial Savings Bank.  The ability of Territorial Savings Bank to pay dividends to Territorial Bancorp Inc. is subject to regulatory requirements.  At September 30, 2017, Territorial Bancorp Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $24.4 million.

Territorial Savings Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  Effective January 1, 2015, the well capitalized threshold for Tier 1 risk-based capital was increased from 6.0% to 8.0% and a new capital standard, common equity tier 1 risk-based capital, was implemented with a 6.5% ratio requirement for a financial institution to be considered well capitalized.  Additionally, effective January 1, 2015, consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions became applicable to savings and loan holding companies over $1.0 billion in assets, such as the Company.  The capital requirements become fully-phased in on January 1, 2019.  At September 30, 2017, Territorial Savings Bank and the Company exceeded all of the fully-phased in regulatory capital requirements and are considered to be “well capitalized” under regulatory guidelines.  The tables below present the fully-phased in capital required to be considered “well-capitalized” as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for Territorial Savings Bank and the Company at September 30, 2017 and December 31, 2016:

(Dollars in thousands)	Required Ratio	Actual Amount	Actual Ratio
September 30, 2017:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$216,506	11.14%
Territorial Bancorp Inc.	5.00%	$242,609	12.48%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$216,506	23.74%
Territorial Bancorp Inc.	9.00%	$242,609	26.58%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$216,506	23.74%
Territorial Bancorp Inc.	10.50%	$242,609	26.58%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$219,090	24.02%
Territorial Bancorp Inc.	12.50%	$245,193	26.86%

December 31, 2016:
Tier 1 Leverage Capital
Territorial Savings Bank (2)	9.00%	$219,365	11.76%
Territorial Bancorp Inc.	5.00%	$235,102	12.60%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$219,365	25.30%
Territorial Bancorp Inc.	9.00%	$235,102	27.11%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$219,365	25.30%
Territorial Bancorp Inc.	10.50%	$235,102	27.11%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$221,912	25.59%
Territorial Bancorp Inc.	12.50%	$237,649	27.41%

(1)

The required Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios are based on the fully-phased in capital ratios in the Basel III capital regulations plus the 2.50% capital conservation buffer that becomes effective on January 1, 2019.

(2)

On July 10, 2014, Territorial Savings Bank became a member of the Federal Reserve System.  As a condition of membership, Territorial Savings Bank was required to maintain a Tier 1 Leverage Capital ratio of 9.00% for three years.

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

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.  Except for an increase of $63.0 million in certificates of deposit and a decrease of $19.7 million in loan commitments between December 31, 2016 and September 30, 2017, there have not been any material changes in contractual obligations and funding needs since December 31, 2016.

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

Because we have historically operated as a traditional thrift institution, the significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit accounts, securities sold under agreements to repurchase and Federal Home Loan Bank advances.  In addition, there is little demand for adjustable-rate mortgage loans in the Hawaii market area.  This has resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets.  We sold $20.3 million and $38.6 million of fixed-rate mortgage loans for the nine months ended September 30, 2017 and 2016, respectively, to reduce our interest rate risk.

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

The following table presents our internal calculations of the estimated changes in our EVE as of June 30, 2017 (the latest date for which we have available information) that would result from the designated instantaneous changes in the interest rate yield curve.

					Increase
					(Decrease) in
		Estimated		EVE Ratio as a	EVE Ratio as a
Change in		Increase		Percent of	Percent of
Interest Rates	Estimated EVE	(Decrease) in	Percentage	Present Value	Present Value of
(bp) (1)	(2)	EVE	Change in EVE	of Assets (3)(4)	Assets (3)(4)
(Dollars in thousands)
+400	$178,580	$(70,231)	(28.23)%	11.47%	(1.56)%
+300	$202,267	$(46,544)	(18.71)%	12.32%	(0.71)%
+200	$226,226	$(22,585)	(9.08)%	13.05%	0.02%
+100	$245,573	$(3,238)	(1.30)%	13.45%	0.42%
0	$248,811	$—	—%	13.03%	—%
-100	$219,529	$(29,282)	(11.77)%	11.16%	(1.87)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Interest rates on Freddie Mac mortgage-backed securities have declined by eight basis points between June 30, 2017 and September 30, 2017.  The decrease in interest rates has not likely had a material effect on estimated EVE.

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

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2017. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

The Company has determined that the new amendment on revenue recognition will not have a significant impact on key in-scope revenue sources.  The Company will be adopting new controls and procedures, which would identify any changes in volume or new sources of in-scope revenue.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)             Not applicable.

(b)             Not applicable.

(c)             Stock Repurchases.  The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended September 30, 2017:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
		Average Price	Part of Publicly	be Purchased Under
	Total Number of	Paid per	Announced Plans or	the Plans or
Period	Shares Purchased (1)	Share	Programs	Programs (2)
July 1, 2017 through July 31, 2017	—	$—	—	217,300
August 1, 2017 through August 31, 2017	21,289	30.13	—	217,300
September 1, 2017 through September 30, 2017	10,737	31.57	—	217,300

Total	32,026	$30.61	—	217,300

______________________________

(1)	Includes shares repurchased by the Company to pay the exercise price in connection with stock swap or net settlement transactions related to the exercise of stock options.
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

101

The following materials from Territorial Bancorp, Inc’s Form 10-Q report for the quarter ended September 30, 2017, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

TERRITORIAL BANCORP INC.
(Registrant)

Date: November 8, 2017	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and
Chief Executive Officer

Date: November 8, 2017	/s/ Melvin M. Miyamoto
Melvin M. Miyamoto
Senior Vice President and Chief Financial Officer