Form 10-K
period 2017-12-31
Territorial Bancorp Inc.
filed 2018-03-15
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided persuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐  YES  ☒  NO

The aggregate value of the voting common equity held by nonaffiliates of the registrant, computed by reference to the closing price of the registrant’s shares of common stock as of June 30, 2017 ($31.19) was $266.0 million.

As of February 28, 2018, there were 9,731,022 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

TERRITORIAL BANCORP INC.

FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning.  These forward-looking statements include, but are not limited to:

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, internationally, nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities or credit markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities, if any;

•	changes in consumer demand, spending, borrowing and savings habits;

•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	the timing and amount of revenues that we may recognize;

•	the value and marketability of collateral underlying our loan portfolios;

•	our ability to retain key employees;

•

cyber attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data or disable our systems;

•	technological changes that may be more difficult or expensive than expected;

•	the ability of third-party providers to perform their obligations to us;

•	the ability of the U.S. Government to manage federal debt limits;

•	the quality and composition of our investment portfolio;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.  Please also see “Item 1A. Risk Factors.”

PART I

ITEM 1.Business

Territorial Bancorp Inc.

Territorial Bancorp Inc. (the Company) is a Maryland corporation and owns 100% of the outstanding common stock of Territorial Savings Bank.  On July 10, 2009, we completed our initial public offering of common stock in connection with the mutual-to-stock conversion of Territorial Mutual Holding Company, selling 12,233,125 shares of common stock at $10.00 per share. Since the completion of our initial public offering, we have not engaged in any significant business activity other than owning the common stock of and having savings deposits in Territorial Savings Bank, paying dividends and repurchasing shares of common stock.  At December 31, 2017, we had consolidated assets of $2.004 billion, consolidated deposits of $1.597 billion and consolidated stockholders’ equity of $234.9 million.

Our executive offices are located at 1132 Bishop Street, Suite 2200, Honolulu, Hawaii 96813.  Our telephone number at this address is (808) 946-1400.

Territorial Savings Bank

Territorial Savings Bank is a Hawaii state-chartered savings bank headquartered in Honolulu, Hawaii.  Territorial Savings Bank was organized in 1921, and reorganized into the mutual holding company structure in 2002.  Territorial Savings Bank is currently the wholly-owned subsidiary of Territorial Bancorp Inc.  We provide financial services to individuals, families and businesses through our 29 banking offices located throughout the State of Hawaii.

On June 25, 2014, Territorial Savings Bank converted from a federal savings bank to a Hawaii state-chartered savings bank.  On July 10, 2014, Territorial Savings Bank became a member of the Federal Reserve System.

Territorial Savings Bank’s executive offices are located at 1132 Bishop Street, Suite 2200, Honolulu, Hawaii 96813.  Our telephone number at this address is (808) 946-1400.

Available Information

Territorial Bancorp Inc. is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission.  These reports and any amendments to these reports are available for free on our website, www.territorialsavings.net.  Information on our website should not be considered a part of this Annual Report on Form 10-K.  These reports are also on file and a matter of public record with the Securities and Exchange Commission and may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

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

Market Area

We conduct business from our corporate offices and from our 29 full-service branch offices located throughout the State of Hawaii.

The largest sector of Hawaii’s economy is the visitor industry.  The Hawaii Tourism Authority reported that 9.4 million visitors came to the state in 2017, a 5.0% increase compared to 2016.  The increase in visitor arrivals is primarily due to growth in the number of visitors from the continental United States and Japan.  Total visitor expenditures in 2017 totaled $16.776 billion, a 6.2% increase compared to 2016.

The unemployment rate for the State of Hawaii was 2.0% in December 2017, representing a decrease from a 2.9% rate in December 2016.  Hawaii’s unemployment rate continued to be lower than the rate for the entire United States, which was 4.1% in December 2017. The growth in the visitor and construction industries have supported the local economy and kept the state’s unemployment rate lower than the national rate.  The construction of several new condominium projects and work on the City and County of Honolulu’s mass transit project has increased employment in Hawaii’s construction industry.

The number of sales and the median sale prices of existing single-family homes and condominium units sold increased in 2017 compared to 2016.  On the island of Oahu, the primary real estate market in Hawaii, sales of existing single-family homes totaled 3,908 units for the year ended December 31, 2017, an increase of 6.3% compared to sales in 2016.  The number of condominium sales, a notable portion of the overall housing market, grew by 6.9% in 2017 compared to 2016.  The median price paid on Oahu for a single-family home in December 2017 was $755,000, an increase of 2.7% compared to the median price in December 2016.  The median price paid on Oahu for condominiums in December 2017 was $405,000, an increase of 3.8% compared to the median price in December 2016.

On the island of Maui, the second largest real estate market in Hawaii, sales of existing single-family homes totaled 1,099 units in 2017, a 2.1%  increase compared to the number of units sold in 2016.  The number of condominium sales totaled 1,451 units in 2017, an increase of 10.7% compared to the number of units sold in 2016.  The median price paid for a single-family home on Maui in December 2017 was $695,000, an increase of 8.8% compared to the median price in December 2016.  The median price paid on Maui for condominiums in December 2017 was $445,000, a 7.2% increase compared to the median price in December 2016.

In 2017, there were 1,352 bankruptcy filings, a decrease of 2.2% compared to the number of filings in 2016.  The decrease in bankruptcy filings is primarily due to growth in Hawaii’s economy.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in all four counties in the State of Hawaii.  As of June 30, 2017 (the latest date for which information is publicly available), we ranked fifth in FDIC-insured deposit market share in the State of Hawaii (out of 12 banks and thrift institutions with offices in Hawaii), with a 3.6% market share.  As of that date, our largest market share was in the City and County of Honolulu, where we ranked fifth in deposit market share (out of 12 banks and thrift institutions with offices in the City and County) with a 3.7% market share.

Lending Activities

Our primary lending activity is the origination of one- to four-family residential mortgage loans.  To a much lesser extent, we also originate home equity loans and lines of credit, construction, commercial and other nonresidential real estate loans, consumer loans, multi-family mortgage loans and commercial business loans.

One- to Four-Family Residential Mortgage Loans.  At December 31, 2017, $1.445 billion, or 96.7% of our total loan portfolio, consisted of one- to four-family residential mortgage loans.  We offer conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities generally up to 30 years.  There has been little demand for adjustable-rate mortgage loans in our market area.

One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.”  We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which was $636,150 for single-family homes located in the State of Hawaii for 2017.  We also originate loans above this amount, which are referred to as “jumbo loans.”  These jumbo loan amounts are generally up to $1.0 million, although we originate loans above this amount.  We generally originate fixed-rate jumbo loans with terms of up to 30 years.  We have not originated significant amounts of adjustable-rate jumbo loans in recent years due to customer preference for fixed-rate loans in our market area.  We generally underwrite jumbo loans in a manner similar to conforming loans.  Jumbo loans are not uncommon in our market area.

We originate loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 100%.  We generally require private mortgage insurance for loans with loan-to-value ratios in excess of 80%.  During the year ended December 31, 2017, we originated $3.5 million of one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80%. We offer a variety of credit programs for low- to moderate-income and first-time home purchasers.  These include our first time home purchaser program, where the borrower will receive up to a 50 basis point reduction in points charged in connection with the loan.  We also originate first mortgage loans to lower-income individuals who reside in rural census tracts where the U.S. Department of Agriculture will issue a second mortgage and complete the underwriting of the loan, subject to our review before origination.  We also offer both Federal Housing Administration (FHA) and Veterans Administration (VA) fixed-rate loans.

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

Home Equity Loans and Lines of Credit.  In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and home equity lines of credit that are secured primarily by one- to four-family residential homes.  Home equity lines of credit have a maximum term of 10 years during which time the borrower is required to make payments to principal based on the amortization of 0.125% of principal outstanding per month.  Home equity loans may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan, while lines of credit for owner-occupied properties and investment properties may be underwritten with loan-to-value ratios of 80% and 65%, respectively, when combined with the principal balance of the existing mortgage loan.  At December 31, 2017, the outstanding balance of home equity loans totaled $1.6 million, or 0.1% of our total loan portfolio, and the outstanding balance of home equity lines of credit totaled $11.3 million, or 0.8% of our total loan portfolio.

Nonresidential Real Estate Loans.  Our nonresidential real estate loans consist primarily of commercial real estate loans and construction loans for residential real estate projects.  These loans totaled $21.8 million, or 1.5% of our loan portfolio as of December 31, 2017.  The commercial real estate properties primarily include owner-occupied light industrial properties.  We generally seek to originate commercial real estate loans with initial principal balances of $1.0 million or less.  Loans secured by commercial real estate totaled $9.2 million, or 0.6%, of our total loan portfolio at December 31, 2017, and consisted of 11 loans outstanding with an average loan balance of approximately $837,000.  All of our nonresidential real estate loans are secured by properties located in our primary market area.  At December 31, 2017, our largest commercial real estate loan had a principal balance of $3.0 million and was secured by real property and improvements utilized as an office building.  This loan was performing in accordance with its original terms at December 31, 2017.

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

We also originate a limited amount of construction loans to experienced developers, almost exclusively for the construction of residential real estate projects.  Construction loans are also made to individuals for the construction of their personal residences.  Construction loans to individuals are generally “interest-only” loans during the construction period, and convert to permanent, amortizing loans following the completion of construction.  At December 31, 2017, construction loans totaled $6.3 million, or 0.4% of total loans receivable.  At December 31, 2017, the additional unadvanced portion of these construction loans totaled $3.6 million.

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

We sell loans to assist us in managing interest rate risk.  We sold $25.0 million, $48.9 million and $56.2 million of residential mortgage loans (all fixed-rate loans, with terms of 10 years or longer) during the years ended December 31, 2017, 2016 and 2015, respectively.  We had one loan for $403,000 classified as held for sale at December 31, 2017.

We sell our loans without recourse, except for normal representations and warranties provided in sales transactions.  Since 2009, we having been selling loans primarily on a servicing released basis where servicing is transferred to a third-party at the time the loan is sold.  Prior to 2009, most of our loan sales were conducted on a servicing retained basis.   At December 31, 2017, we were servicing loans owned by others with a principal balance of $35.5 million.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.  We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities.  For the year ended December 31, 2017, we received servicing fees of $105,000.  At December 31, 2017, substantially all of the loans serviced for Freddie Mac and Fannie Mae were performing in accordance with their contractual terms and we believe that there are no material repurchase obligations associated with these loans.

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

Territorial Savings Bank also uses automated systems to underwrite one- to four-family residential mortgage loans up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which was $636,150 for 2017.  We require appraisals of all real property securing one- to four-family residential real estate loans, and on property securing home equity loans and lines of credit.  All appraisers are licensed appraisers and all third-party appraisers are approved by the Board of Directors annually.

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

Our current investment policy permits investments in securities issued by the United States Government as well as mortgage-backed securities and direct obligations of Fannie Mae, Freddie Mac and Ginnie Mae.  The investment policy also permits, with certain limitations, investments in certificates of deposit, bank-owned life insurance, collateralized mortgage obligations, trust preferred securities, municipal securities and stock in the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank (FRB).  We purchase stock in the FHLB in order to obtain services such as demand deposit accounts, certificates of deposit, security safekeeping services and borrowings in the form of advances.  As a member of the Federal Reserve System, we are required to hold stock in the FRB.

Our current policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.  As of December 31, 2017, we held no asset-backed securities other than mortgage-backed securities.  As a state savings bank, Territorial Savings Bank is not permitted to invest in equity securities.  This general restriction does not apply to Territorial Bancorp Inc.

The Investments — Debt and Equity Securities topic of the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) requires that, at the time of purchase, we designate a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent to hold the security until maturity.  Securities in the available-for-sale and trading classifications are reported at market value and securities in the held-to-maturity classification are reported at amortized cost.  A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary.  If we do not have the intent to sell a security and it is not more likely than not that we will be required to sell a security, impairment occurs when the present value of the remaining cash flows is less than the remaining amortized cost basis.  The difference between the present value of remaining cash flows and the remaining amortized cost basis is considered a credit loss.  If a credit loss has occurred, impairment is recorded by writing down the value of a security to the present value of remaining cash flows as a charge to earnings.  The difference between the book value of the security after the write down and the fair market value is considered other comprehensive loss, which is a reduction of stockholders’ equity.

Our held-to-maturity securities at December 31, 2017 consisted primarily of securities with the following carrying values: $404.4 million of mortgage-backed securities and $427,000 of trust preferred securities that were issued by pools of issuers consisting primarily of financial institution holding companies.  At December 31, 2017, all of our mortgage-backed securities were issued by Fannie Mae, Freddie Mac or Ginnie Mae.  At December 31, 2017, we had one security for $2.9 million classified as available-for-sale.  At December 31, 2017, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date.  The fair values of our securities are usually based on published or securities dealers’ market values.

Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages.  Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees.  Mortgage-backed securities typically are collateralized by pools of one- to four-family or multi-family mortgages.  We invest primarily in mortgage-backed securities backed by one- to four-family mortgages.  The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guarantee fees.  Ginnie Mae, a United States Government agency, and government sponsored enterprises, such as Fannie Mae and Freddie Mac, either guarantee the payments or guarantee the timely payment of principal and interest to investors.  Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities.  In addition, mortgage-backed securities may be used to collateralize our borrowings.  Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities.

Sources of Funds

General.  Deposits traditionally have been our primary source of funds for our investment and lending activities.  We also borrow from the FHLB and from securities dealers through securities sold under agreements to repurchase to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds.  Our additional sources of funds are loan and security repayments, maturing investments, retained earnings, income on other earning assets and the proceeds of loan and security sales.

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

Borrowings.  Our borrowings consist of advances from the FHLB and funds borrowed from securities sold under agreements to repurchase.  At December 31, 2017, our FHLB advances totaled $107.2 million, or 6.1% of total liabilities, and securities sold under agreements to repurchase totaled $30.0 million, or 1.7% of total liabilities.  At December 31, 2017, we had access to additional FHLB advances of up to $579.4 million.  Advances from the FHLB are secured by our investment in the common stock of the FHLB as well as by a blanket pledge on our assets not otherwise pledged.  Securities sold under agreements to repurchase are secured by mortgage-backed securities.

Subsidiary Activities

Territorial Savings Bank owns 100% of the common stock of Territorial Financial Services, Inc., a Hawaii corporation that engages primarily in insurance activities.  At December 31, 2017, Territorial Savings Bank’s investment in Territorial Financial Services, Inc. was $12,000, and Territorial Financial Services, Inc. had assets of $76,000 at that date.  Territorial Savings Bank also owns 100% of the common stock of Territorial Real Estate Co., Inc., an inactive Hawaii corporation that is authorized to manage and dispose of problem real estate.

Personnel

As of December 31, 2017, we had 269 full-time employees and 14 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

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

Federal Tax Reform.  On December 22, 2017, the President signed into law H.R. 1, commonly known as the Tax Cuts and Jobs Act of 2017 (the Act).  The Act includes a number of changes in existing tax law impacting businesses including, among other things, a reduction of the federal corporate income tax rate from 35% to 21% effective January 1, 2018.  As a result, we were required to re-measure, through income tax expense, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The re-measurement of our net deferred tax asset resulted in additional income tax expense of $2.1 million.

Method of Accounting.  For federal income tax purposes, Territorial Bancorp Inc. currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31st for filing its consolidated federal income tax returns.

Alternative Minimum Tax.   Prior to January 1, 2018, the Internal Revenue Code imposes an alternative minimum tax (AMT) at a rate of 20% on a base of regular taxable income plus certain tax preferences, which we refer to as “alternative minimum taxable income.” The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain AMT payments may be used as credits against regular tax liabilities in future years.  Effective January 1, 2018, the corporate AMT is repealed.   At December 31, 2017, the Company did not have any AMT payments available to carry forward to future periods.

Net Operating Loss Carryovers.    Prior to January 1, 2018, subject to certain limitations, a company may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  For net operating losses generated beginning January 1, 2018, there are no carry backs allowed and an unlimited carry forward period. At December 31, 2017, the Company did not have any net operating loss carry forwards for federal income tax purposes.

Corporate Dividends.  We may exclude from our income 100% of dividends received from Territorial Savings Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns.  Territorial Bancorp Inc.’s 2011 federal income tax return was audited in 2013.  The audit did not result in any material changes to the federal income tax return.  Tax years 2014 to 2016 currently remain subject to examination by the IRS.

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

Territorial Bancorp Inc.’s state franchise tax returns have not been audited in the most recent five-year period.  Tax years 2014 to 2016 currently remain subject to examination by the Department of Taxation of the State of Hawaii.

SUPERVISION AND REGULATION

General

Territorial Savings Bank is a Hawaii state-chartered savings bank and a member of the Federal Reserve System.  Accordingly, Territorial Savings Bank is examined and supervised by the Hawaii Division of Financial Institutions, as its primary state regulator, and by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, as its primary federal regulator.  Territorial Savings Bank is also subject to examination by the Federal Deposit Insurance Corporation, its deposit insurer, under certain circumstances.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors, and not for the protection of security holders.  Under this system of state and federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  The Hawaii Division of Financial Institutions and the Federal Reserve Board examine Territorial Savings Bank and prepare reports for the consideration of the Bank’s Board of Directors on any operating deficiencies.  Territorial Savings Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Territorial Savings Bank’s loan documents.

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

Certain regulatory requirements that are applicable to Territorial Savings Bank and Territorial Bancorp Inc. are described below.  This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Territorial Savings Bank and Territorial Bancorp Inc. and is qualified in its entirety by reference to the actual statutes and regulations.

Federal Banking Regulation

Capital Requirements.  Federal regulations require federally insured depository institutions meet several minimum capital standards:  a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8%, and a 4% Tier 1 capital to total assets leverage ratio.  The current capital requirements were effective January 1, 2015 and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision (BASEL III) and certain requirements of the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act).

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.  During calendar year 2017, the capital conservation buffer was 1.25%.  It increased to 1.875% as of January 1, 2018.

At December 31, 2017, Territorial Savings Bank’s regulatory capital exceeded that required by the revised capital requirement on a fully phased in basis.

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

At December 31, 2017, Territorial Savings Bank met the criteria for being considered “well-capitalized.”

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the quarter ended December 31, 2017, equaled 0.54 basis points of total assets less tangible capital.

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

Federal Home Loan Bank System.  Territorial Savings Bank is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks.  The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the FHLB of Des Moines, Territorial Savings Bank is required to acquire and hold shares of capital stock in the FHLB.  As of December 31, 2017, Territorial Savings Bank held $6.5 million of capital stock in the FHLB of Des Moines and was in compliance with this requirement.

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

Hawaii has a parity statute, which provides Hawaii savings banks with authority to engage in any activity permitted by federal law for federal savings banks, upon receiving the approval of the Commissioner of Financial Institutions.  Territorial Savings Bank received such approval when it converted from a federal savings bank to a Hawaii savings bank.

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

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	fair lending laws;

•	Unfair or Deceptive Acts or Practices laws and regulations;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

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

•

The USA PATRIOT Act, which requires financial institutions to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering.  Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties.  Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

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

Federal law prohibits a savings and loan holding company, including Territorial Bancorp Inc., from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board.  It also prohibits, with certain exceptions, the acquisition or retention of more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider, among others, the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

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

Capital.  Savings and loan holding companies have historically not been subject to specific regulatory capital requirements.  The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Instruments such as cumulative preferred stock and trust preferred securities are no longer includable as Tier 1 capital, as was previously the case with bank holding companies, subject to certain grandfathering.  The previously discussed final rule regarding regulatory capital requirements implemented this Dodd-Frank Act requirement as to savings and loan holding companies.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions applied to savings and loan holding companies as of January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer for savings and loan holding companies is being phased in between 2016 and 2019.

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

Qualified Thrift Lender Test

In order for Territorial Bancorp Inc. to continue to be regulated as a savings and loan holding company (rather than bank holding company) when Territorial Savings Bank converted from a federal savings bank to a Hawaii savings bank, Territorial Savings Bank is required to satisfy the same qualified thrift lender (QTL) test that it did as federal savings bank.  The QTL test requires Territorial Savings Bank to either qualify as a “domestic building and loan association” as defined by the Internal Revenue Code or maintain at least 65% of “portfolio assets” in “qualified thrift investments,” primarily residential mortgages and related investments, including mortgage-backed and related securities.  A savings institution that fails the QTL test must operate under specified restrictions and may be subject to enforcement action.  Territorial Savings Bank was in compliance with the QTL test at December 31, 2017.

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

As a result of our focus on one- to four-family residential real estate loans and the low demand for adjustable-rate loans in our market area, the interest rates we earn on our loans are generally fixed for long periods of time.  Additionally, many of our securities investments are of long maturities with fixed interest rates.  Like many savings institutions, our focus on deposit accounts as a source of funds, which have no stated maturity date or shorter contractual maturities than loans, results in our liabilities having a shorter duration than our assets.  For example, as of December 31, 2017, 95.5% of our loans had maturities of 15 years or longer, while 53.1% of our certificates of deposits had maturities of one year or less.  This imbalance can create significant earnings volatility, because market interest rates change over time.  In a period of rising interest rates, the interest income earned on our assets, such as loans and investments, likely will not increase as rapidly as the interest paid on our liabilities, such as deposits.  Furthermore, our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand.  In a period of declining interest rates, the interest income earned on our assets likely will decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities, thereby requiring us to reinvest these cash flows at lower interest rates.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At December 31, 2017, the fair value of our investment in held-to-maturity securities totaled $406.7 million.  Net unrealized gains on these securities totaled $1.9 million at December 31, 2017.

At December 31, 2017, our “rate shock” analysis indicated that our economic value of equity (the difference between the market value of our assets and the market value of our liabilities with adjustments made for off-balance sheet items) would decrease by $26.5 million if there was an instantaneous 200 basis point increase in market interest rates.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Our lending activities provide lower interest rates than financial institutions that originate more commercial loans.

Our principal lending activity consists of originating one- to four-family residential real estate mortgage loans.  As of December 31, 2017, these loans totaled $1.445 billion or 96.7% of total loans.  We originate our loans with a focus on limiting credit risk and not to generate the highest return or create the greatest difference between the yield on our interest-earning assets and our cost of funds (interest rate spread).

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

We may be adversely affected by recent changes in U.S. tax laws.

The Tax Cuts and Jobs Act, which was enacted in December 2017, is likely to have both positive and negative effects on our financial performance. For example, the new legislation will result in a reduction in our federal corporate tax rate from 35% to 21% beginning in 2018, which will have a favorable impact on our earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. These limitations include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage and home equity loans, (ii) a limitation on the deductibility of business interest expense and (iii) a limitation on the deductibility of property taxes and state and local income taxes. In addition, as a result of the lower corporate tax rate, we were required under U.S. generally accepted accounting principles (U.S. GAAP) to record a tax expense due to remeasurement in the fourth quarter of 2017 with respect to our deferred income tax assets amounting to $2.1 million.

The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, like Hawaii. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

Historically low interest rates may adversely affect our net interest income and profitability.

In recent years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has been one factor contributing to the increase in our interest rate spread as interest rates decreased.  However, our ability to lower our interest expense continues to be limited since our cost of funds at December 31, 2017 is relatively low while the average yield on our interest-earning assets may continue to decrease as our higher yielding loans and securities are paid off.

Accordingly, our net interest income may be adversely affected and may even decrease, which may have an adverse effect on our profitability.

Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the federal funds and discount rates and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

We are subject to the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to material penalties.

The Community Reinvestment Act (CRA), the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on activities which could result in the denial of certain corporate applications such as branches.  Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

Nonresidential real estate loans and commercial business loans increase our exposure to credit risks.

At December 31, 2017, our portfolio of commercial real estate, construction and other nonresidential real estate loans totaled $21.8 million, or 1.5% of total loans.  In addition, at December 31, 2017, our portfolio of commercial business loans totaled $3.9 million, or 0.3% of total loans.  These loans generally expose us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and income stream of the borrowers.  Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance.  While our allowance for loan losses was 0.2% of total loans at December 31, 2017, material additions to our allowance could materially decrease our net income.

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for Territorial Bancorp Inc. and Territorial Savings Bank for our first fiscal year after December 15, 2019.  This standard, referred to as Current Expected Credit Loss (CECL), will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.  Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

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

Tourism is the largest sector of Hawaii’s economy.  The Hawaii Tourism Authority reported visitor arrivals and visitor spending grew by 5.0% and 6.2%, respectively, in 2017 compared to 2016.  A downturn in the tourism industry, and the related loss of jobs or operating income for businesses, could have a significant impact on our ability to originate loans, and the ability of borrowers to repay loans, either of which could adversely affect our financial condition and results of operations.

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

The Federal Reserve Board may require us to commit capital resources to support Territorial Savings Bank.

Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by Territorial Bancorp, Inc. to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.

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

We are subject to certain capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

A final capital rule that became effective for financial institutions on January 1, 2015, included minimum risk-based capital and leverage ratios, and refined the definition of what constitutes “capital” for purposes of calculating these ratios.  The minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a “capital conservation buffer” of 2.5%, resulting in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. A financial institution, such as Territorial Savings Bank, is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.

Territorial Savings Bank and Territorial Bancorp Inc. met all of these requirements, including the full 2.5% capital conservation buffer, as if these requirements had been fully phased in as of December 31, 2017.

The application of these capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets.  See “Supervision and Regulation—Federal Banking Regulation—Capital Distributions.”

Government responses to economic conditions may adversely affect our operations, financial condition and earnings.

Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans.  These measures may increase our costs of doing business and may have a significant adverse effect on our lending activities, financial performance and operating flexibility.  In addition, these risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

If the Federal Reserve Board continues to increase the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery.  In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

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

In recent years, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the Federal Deposit Insurance Corporation has taken actions to increase insurance coverage on deposit accounts.  In addition, there have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.

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

We intend to continue to build market share in the State of Hawaii through de novo branching.  Since 2010, we have opened four de novo branches including the most recent branch opened in 2017.  There are considerable costs involved in opening branches that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence.  Accordingly, any such business expansion can be expected to negatively impact our earnings for some period of time until certain economies of scale are reached.  Our expenses could be further increased if we encounter delays in the opening of any of our new branches.  Finally, our business expansion may not be successful after establishment.

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

The defense industry is the second largest contributor to Hawaii’s economy after the visitor industry, contributing $9.4 billion in the fiscal year 2017 and creating thousands of jobs for residents of the State.  Cuts to defense and other general spending could have an adverse impact on Hawaii’s economy, which could adversely affect our financial condition and results of operations.

Our funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers.  As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments.  As we continue to grow, we are likely to become more dependent on these sources, which may include FHLB advances, securities sold under agreements to repurchase, proceeds from the sale of loans, federal funds purchased and brokered certificates of deposit.  Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.  Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.  If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.  In this case, our operating margins and profitability would be adversely affected.

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

ITEM 1B.Unresolved Staff Comments

Not applicable.

ITEM 2.Properties

We operate from our corporate office in Honolulu, Hawaii, and from our 29 full-service branches located in the State of Hawaii.  The net book value of our premises, land and equipment was $5.7 million at December 31, 2017.  The following table sets forth information with respect to our full-service banking offices, including the expiration date of leases with respect to leased facilities.

AINA HAINA	KAIMUKI	KIHEI	PEARLRIDGE
Aina Haina Shopping Center	1108 12th Avenue	Azeka Shopping Center	98-084 Kamehameha Highway
820 West Hind Drive	Honolulu, Oahu 96816	1279 South Kihei Road	Aiea, Oahu 96701
Honolulu, Oahu 96821	12/31/2018	Kihei, Maui 96753	6/30/2022
4/30/2021		1/31/2019

ALA MOANA CENTER	KALIHI-KAPALAMA	KONA	PIIKOI
1450 Ala Moana Boulevard	1199 Dillingham Boulevard	Crossroads Shopping Center	1159 South Beretania Street
Honolulu, Oahu 96814	Honolulu, Oahu 96817	75-1027 Henry Street	Honolulu, Oahu 96814
12/31/2024	8/31/2027	Kailua-Kona, Hawaii 96740	12/31/2020
8/31/2020

DOWNTOWN	KAMEHAMEHA	LAHAINA	SALT LAKE
1000 Bishop Street	SHOPPING CENTER	Old Lahaina Center	Salt Lake Shopping Center
Honolulu, Oahu 96813	1620 North School Street	170 Papalaua Street	848 Ala Lilikoi Street
12/31/2020	Honolulu, Oahu 96817	Lahaina, Maui 96761	Honolulu, Oahu 96818
	6/30/2025	3/31/2023	1/31/2021

HAWAII KAI	KANEOHE	MANOA	WAIPAHU
Hawaii Kai Shopping Center	46-005 Kawa Street	Manoa Marketplace	Waipahu Town Center
377 Keahole Street	Kaneohe, Oahu 96744	2752 Woodlawn Drive	94-050 Farrington Highway
Honolulu, Oahu 96825	12/31/2019	Honolulu, Oahu 96822	Waipahu, Oahu 96797
9/30/2018		7/10/2023	12/31/2019

HILO	KAPAHULU	McCULLY	WAIPIO
Waiakea Center	Kilohana Square	1111 McCully Street	Laniakea Plaza
315 Makaala Street	1016 Kapahulu Avenue	Honolulu, Oahu 96826	94-1221 Ka Uka Boulevard
Hilo, Hawaii 96720	Honolulu, Oahu 96816	5/31/2018	Waipahu, Oahu 96797
12/31/2018	11/14/2018		9/30/2021

KAHALA	KAPOLEI	MILILANI
4819 Kilauea Avenue	Ace Center at Kapolei	Town Center of Mililani
Honolulu, Oahu 96816	480 Kamokila Boulevard	95-1249 Meheula Parkway
1/31/2019	Kapolei, Oahu 96709	Mililani, Oahu 96789
	7/31/2019	10/11/2019

KAHULUI	KAUAI	NUUANU
Queen Kaahumanu Center	Kukui Grove Shopping Center	Nuuanu Shopping Center
275 W. Kaahumanu Avenue	4393 Kukui Grove Street	1613 Nuuanu Avenue
Kahului, Maui 96732	Lihue, Kauai 96766	Honolulu, Oahu 96817
12/31/2019	2/28/2023	7/22/2021

KAILUA	KEEAUMOKU	PEARL CITY
19 Oneawa Street	735 Keeaumoku Street	Pearl City Shopping Center
Kailua, Oahu 96734	Honolulu, Oahu 96814	850 Kamehameha Highway
	9/30/2029	Pearl City, Oahu 96782
9/22/2019

ITEM 3.Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business.  At December 31, 2017, we were not involved in any legal proceedings, the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market, Holder and Dividend Information.  Our common stock is traded on the NASDAQ Global Select Market under the symbol “TBNK.”  The approximate number of holders of record of Territorial Bancorp Inc.’s common stock as of February 28, 2018 was 1,131.  Certain shares of Territorial Bancorp Inc. are held in “nominee” or “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.  The following table presents quarterly market and dividend information for Territorial Bancorp Inc.’s common stock for the two years ended December 31, 2017.  The following information with respect to high and low intra-day stock prices was provided by the NASDAQ Global Select Market.

			Dividends
			Declared Per
	High	Low	Share
Year Ended December 31, 2017
Quarter ended December 31, 2017	$33.00	$29.90	$0.50
Quarter ended September 30, 2017	$31.98	$28.12	$0.30
Quarter ended June 30, 2017	$32.79	$29.08	$0.20
Quarter ended March 31, 2017	$34.00	$30.45	$0.20

Year Ended December 31, 2016
Quarter ended December 31, 2016	$33.32	$27.73	$0.38
Quarter ended September 30, 2016	$29.25	$26.22	$0.18
Quarter ended June 30, 2016	$26.74	$24.96	$0.18
Quarter ended March 31, 2016	$27.89	$24.87	$0.18

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

(e) Stock Repurchases. The following table sets forth information in connection with repurchases of our shares of common stock during the fourth quarter of 2017:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
		Average Price	Part of Publicly	be Purchased Under
	Total Number of	Paid per	Announced Plans or	the Plans or
Period	Shares Purchased (1)	Share	Programs	Programs (2)
October 1, 2017 through October 31, 2017	28,104	$32.77	—	217,300
November 1, 2017 through November 30, 2017	40,443	$32.20	—	217,300
December 1, 2017 through December 31, 2017	—	—	—	217,300

Total	68,547	$32.43	—	217,300

(1)	Includes shares acquired by the Company to settle the exercise price in connection with stock swap or net settlement transactions related to the exercise of stock options.
(2)

On March 7, 2016, the Company announced its seventh repurchase program.  Under the repurchase program, the Company is authorized to repurchase up to 275,000 shares of our common stock.  We have entered into a Rule 10b5-1 plan with respect to our stock repurchase program.

(f) Stock Performance Graph.  Set forth below is a stock performance graph comparing (a) the cumulative total return on our shares of common stock between December 31, 2012 and December 31, 2017, (b) the cumulative total return on stocks included in the Total Return Index for the NASDAQ Stock Market (US) over such period, and (c) the cumulative total return on stocks included in the SNL Bank and Thrift Index over such period.  Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that the Company’s stock performance will continue in the future with the same or similar trend depicted in the graph.  The Company will not make or endorse any predictions as to future stock performance.

ITEM 6.Selected Financial Data

The following selected financial data and ratios have been derived, in part, from the consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K.

	At December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Selected Financial Condition Data:

Total assets	$2,003,846	$1,877,562	$1,821,141	$1,691,897	$1,616,904
Cash and cash equivalents	32,089	61,273	65,919	75,060	75,365
Investment securities held to maturity	404,792	407,656	493,059	572,922	613,436
Loans receivable, net	1,488,971	1,335,987	1,188,649	968,212	856,542
Bank-owned life insurance	44,201	43,294	42,328	41,303	40,243
Federal Home Loan Bank stock, at cost	6,541	4,945	4,790	11,234	11,689
Deposits	1,597,295	1,493,200	1,445,103	1,359,679	1,288,709
Federal Home Loan Bank advances	107,200	69,000	69,000	15,000	15,000
Securities sold under agreements to repurchase	30,000	55,000	55,000	72,000	72,000
Stockholders’ equity	234,854	229,786	219,641	216,378	212,140

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Selected Operating Data:

Interest income	$68,333	$66,073	$63,092	$59,615	$56,175
Interest expense	9,589	7,844	6,515	6,118	6,282
Net interest income	58,744	58,229	56,577	53,497	49,893
Provision for loan losses	52	310	455	360	39
Net interest income after provision for loan losses	58,692	57,919	56,122	53,137	49,854
Noninterest income	3,846	4,094	4,911	5,177	8,716
Noninterest expense	36,474	34,879	36,499	35,308	35,077
Income before income taxes	26,064	27,134	24,534	23,006	23,493
Income taxes	11,102	10,787	9,786	8,909	8,846
Net income	$14,962	$16,347	$14,748	$14,097	$14,647

	At or for the Year Ended December 31,
	2017	2016	2015	2014	2013
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.77%	0.88%	0.84%	0.85%	0.93%
Return on average equity (ratio of net income to average equity)	6.34%	7.20%	6.75%	6.54%	6.71%
Interest rate spread (1)	3.07%	3.19%	3.29%	3.30%	3.22%
Net interest margin (2)	3.15%	3.26%	3.36%	3.37%	3.28%
Efficiency ratio (3)	58.27%	55.96%	59.36%	60.18%	59.85%
Noninterest expense to average total assets	1.89%	1.88%	2.08%	2.13%	2.22%
Average interest-earning assets to average interest-bearing liabilities	115.50%	115.66%	115.86%	115.83%	117.07%
Average equity to average total assets	12.20%	12.25%	12.46%	13.02%	13.82%
Basic earnings per share	$1.61	$1.80	$1.63	$1.53	$1.51
Diluted earnings per share	$1.57	$1.76	$1.59	$1.51	$1.49
Dividend payout ratio (4)	76.43%	52.27%	47.80%	46.36%	41.61%

Asset Quality Ratios:
Nonperforming assets to total assets	0.21%	0.24%	0.30%	0.26%	0.37%
Nonperforming loans to total loans	0.28%	0.34%	0.45%	0.46%	0.69%
Allowance for loan losses to nonperforming loans	60.28%	53.78%	40.00%	37.97%	24.77%
Allowance for loan losses to total loans	0.17%	0.18%	0.18%	0.17%	0.17%

Capital Ratios (bank-level only):
Total capital (to risk-weighted assets)	23.59%	25.59%	26.07%	29.93%	31.99%
Common equity Tier 1 capital (to risk-weighted assets) (5)	23.31%	25.30%	25.79%	n/a	n/a
Tier I capital (to risk-weighted assets)	23.31%	25.30%	25.79%	29.68%	31.75%
Tier I capital (to total assets)	11.04%	11.76%	11.49%	12.10%	12.35%

Other Data:
Number of full-service offices	29	28	28	28	28
Full-time equivalent employees	276	271	275	268	274

(1)	The average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	The dividend payout ratio represents cash dividends declared per share divided by the diluted earnings per share.
(5)	Effective January 1, 2015, a new common equity Tier 1 capital standard was implemented.

ITEM 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The objective of this section is to help readers understand our views on our results of operations and financial condition.  You should read this discussion in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K.

Overview

We have historically operated as a traditional thrift institution.  The significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit accounts, securities sold under agreements to repurchase and FHLB advances.  As a result, we may be vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets.

We have continued our focus on originating one- to four-family residential real estate loans.  Our emphasis on conservative loan underwriting has resulted in continued low levels of nonperforming assets.  Our nonperforming assets, which includes nonaccrual loans and real estate owned, totaled $4.2 million, or 0.21% of total assets at December 31, 2017, compared to $4.6 million, or 0.24% of total assets at December 31, 2016, and $5.4 million, or 0.30% of total assets at December 31, 2015.  As of December 31, 2017, nonperforming assets consisted of 17 mortgage loans with a principal balance of $4.2 million.  Our nonperforming loans and loan loss experience has enabled us to maintain a relatively low allowance for loan losses in relation to other peer institutions and correspondingly resulted in low levels of provisions for loan losses.  Our provisions for loan losses were $52,000, $310,000 and $455,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Our operations in recent years have been affected by our efforts to manage our interest rate risk position.  In 2017, 2016 and 2015, we sold $25.0 million, $48.9 million and $56.2 million, respectively, of fixed-rate mortgage loans.  In 2017 and 2015, we also increased our total long-term fixed rate FHLB advances and securities sold under agreements to repurchase by $13.2 million and $37.0 million, respectively, to reduce our interest rate risk.  See “—Management of Market Risk” for a discussion of the actions we have taken in managing interest rate risk.

All of Territorial Savings Bank’s investments in mortgage-backed securities and collateralized mortgage obligations have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  These agencies guarantee the payment of principal and interest on the Bank’s mortgage-backed securities.  We do not own any preferred stock issued by Fannie Mae or Freddie Mac.  As of December 31, 2017 and 2016, our additional borrowing capacity at the FHLB of Des Moines was $579.4 million and $577.9 million, respectively.

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

Since we cannot predict with certainty the amount of loan charge-offs that will be incurred and because the eventual level of loan charge-offs is affected by numerous conditions beyond our control, a range of loss estimates can reasonably be used to determine the allowance for loan losses and the related provisions for loan losses.  In addition, as an integral part of their examination processes, the bank regulators will periodically review our allowance for loan losses.  The bank regulators may require that we recognize additions to the allowance for loan losses based on their analysis of information available to them at the time of their examination.  Accordingly, actual results could differ materially from those estimates.

Deterioration in the Hawaii real estate market could result in an increase in loan delinquencies, additional increases in our allowance for loan losses and provision for loan losses, as well as an increase in loan charge-offs.

Securities Impairment.  We periodically perform analyses to determine whether there has been an other-than-temporary decline in the value of our securities.  Our held-to-maturity securities consist primarily of debt securities for which we have a positive intent and ability to hold to maturity, and are carried at amortized cost.  Available-for-sale securities are carried at fair value.  We conduct a quarterly review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary.  If such decline is deemed other-than-temporary, we would adjust the cost basis of the security by writing down the security for any credit losses through a charge on the income statement.  The market values of our securities are affected by changes in interest rates as well as shifts in the market’s perception of the issuers.  The fair value of investment securities is usually based on pricing models that consider bid and ask prices and prices at which similar securities traded.  However, if there are no observable market inputs (for securities such as trust preferred securities), we estimate the fair value using unobservable inputs.  We discount projected cash flows using a risk-adjusted discount rate in accordance with the Fair Value Measurements and Disclosures topic of the FASB ASC.

Our investment in PreTSL XXIII was determined to be other-than-temporarily impaired and we recorded an impairment charge of $2.4 million in the year ended December 31, 2010.   PreTSL XXIII has an amortized cost and a remaining cost basis of $427,000 at December 31, 2017 and there is no accumulated other comprehensive loss related to noncredit factors.

We evaluated our $6.5 million investment in FHLB stock for other-than-temporary impairment as of December 31, 2017.  Considering the long-term nature of this investment and the liquidity position of the FHLB of Des Moines, our FHLB stock was not considered to be other-than-temporarily impaired.  As of December 31, 2017, the FHLB of Des Moines has met all of its regulatory capital requirements.  Moody’s Investor Services and Standard and Poor’s have given the FHLB of Des Moines long-term credit ratings of Aaa and AA+, respectively.

We evaluated our $3.1 million investment in FRB stock for other-than-temporary impairment as of December 31, 2017.  Based on the long-term nature of this investment and the liquidity position of the FRB of San Francisco, our FRB stock was not considered to be other-than-temporarily impaired.

Deferred Tax Assets.  Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards.  In 2017, we wrote-down our deferred tax assets by $2.1 million when the federal corporate tax rate was lowered from 35% to 21% due to the Tax Cuts and Jobs Act of 2017.  A valuation allowance may be required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years, to the extent that carrybacks are permitted under current tax laws, as well as estimates of future taxable income and tax planning strategies that could be implemented to accelerate taxable income if necessary.  If our estimates of future taxable income were materially overstated or if our assumptions regarding the tax consequences of tax planning strategies were inaccurate, some or all of our deferred tax assets may not be realized, which would result in a charge to earnings.

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

At December 31, 2017, we used weighted-average discount rates of 4.30% and 3.70% for calculating annual pension expense and projected plan liabilities, respectively, and an expected long-term rate of return on plan assets of 7.25% for calculating annual pension expense.  At December 31, 2016, we used weighted-average discount rates of 4.40% and 4.30% for calculating annual pension expense and projected plan liabilities, respectively, and an expected long-term rate of return on plan assets of 7.50% for calculating annual pension expense.  For both the discount rate and the asset return rate, a range of estimates could reasonably have been used, which would affect the amount of pension expense and pension liability recorded.

A decrease in the discount rate or an increase in the asset return rate would have reduced our pension expense in 2017, while an increase in the discount rate or a decrease in the asset return rate would have the opposite effect.  A 25 basis point decrease in the discount rate assumptions would have decreased our 2017 pension expense by $5,000 and would have increased our year-end 2017 pension liability by $593,000, while a 25 basis point decrease in the asset return rate would have increased our 2017 pension expense by $35,000.

Balance Sheet Analysis

Assets.  At December 31, 2017, our assets were $2.004 billion, an increase of $126.3 million, or 6.7%, from $1.878 billion at December 31, 2016.  The increase was primarily caused by a $153.0 million increase in loans receivable, which was partially offset by a $29.2 million decrease in cash and cash equivalents.

Cash and Cash Equivalents.  At December 31, 2017, we had $32.1 million of cash and cash equivalents compared to $61.3 million at December 31, 2016.   During 2017, cash and cash equivalents decreased by $29.2 million primarily due to funding a $153.0 million increase in loans receivable and $11.1 million of common stock dividends paid.  These uses of cash were partially offset by a $104.1 million increase in deposits, $15.0 million of net income, and a $13.2 million increase in borrowings.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$1,444,625	96.65%	$1,289,364	96.11%	$1,145,904	95.90%	$926,074	95.08%	$823,273	95.41%
Multi-family residential	10,799	0.72	9,551	0.71	9,834	0.82	8,920	0.92	4,877	0.57
Construction, commercial and other	21,787	1.46	23,346	1.74	19,288	1.62	18,415	1.89	13,554	1.57
Home equity loans and lines of credit	12,882	0.86	14,805	1.10	15,333	1.28	15,992	1.64	16,524	1.91
Other loans	4,614	0.31	4,564	0.34	4,543	0.38	4,614	0.47	4,649	0.54

Total loans	1,494,707	100.00%	1,341,630	100.00%	1,194,902	100.00%	974,015	100.00%	862,877	100.00%

Other items:
Unearned fees and discounts, net	(3,188)		(3,191)		(4,087)		(4,112)		(4,849)
Allowance for loan losses	(2,548)		(2,452)		(2,166)		(1,691)		(1,486)

Loans receivable, net	$1,488,971		$1,335,987		$1,188,649		$968,212		$856,542

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled maturities of our loan portfolio at December 31, 2017.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to four-family		Multi-family residential		Construction, commercial		Home equity loans and
	residential real estate		real estate		and other real estate		lines of credit		Other loans		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
2018	$101	4.86%	$—	—%	$569	5.00%	$777	6.25%	$764	7.21%	$2,211	6.20%
2019 to 2022	989	4.99	2,558	5.42	6,264	5.23	2,585	6.36	1,450	5.62	13,846	5.50
2023 and beyond	1,443,535	3.84	8,241	4.26	14,954	4.51	9,520	4.28	2,400	4.75	1,478,650	3.85

Total	$1,444,625	3.84%	$10,799	4.53%	$21,787	4.73%	$12,882	4.81%	$4,614	5.43%	$1,494,707	3.87%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2017 that are contractually due after December 31, 2018.

	Due After December 31, 2018
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$1,442,477	$2,047	$1,444,524
Multi-family residential	10,076	723	10,799
Construction, commercial and other	17,831	3,387	21,218
Home equity loans and lines of credit	1,585	10,520	12,105
Other loans	3,517	333	3,850

Total loans	$1,475,486	$17,010	$1,492,496

Securities.  At December 31, 2017, our securities portfolio totaled $407.6 million, or 20.3% of assets and included $404.8 million classified as held-to-maturity and $2.9 million classified as available-for-sale.  At that date, our securities held to maturity consisted of securities with the following amortized costs: $404.4 million of mortgage-backed securities and $427,000 of trust preferred securities.  All of the mortgage-backed securities were issued by Fannie Mae, Freddie Mac or Ginnie Mae.  At December 31, 2017, none of the underlying collateral consisted of subprime or Alt-A loans (traditionally defined as nonconforming loans having less than full documentation).  At December 31, 2017, we held no common or preferred stock of Fannie Mae or Freddie Mac.

The following table sets forth the amortized cost and estimated fair value of our securities portfolio at the dates indicated.

	At December 31,
	2017		2016		2015
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Available for Sale:
U.S. government sponsored mortgage-backed securities:
Freddie Mac	$2,870	$2,851	$—	$—	$—	$—
Total	$2,870	$2,851	$—	$—	$—	$—

Held to Maturity:
U.S. government sponsored mortgage-backed securities:
Fannie Mae	$127,768	$128,069	$145,065	$144,490	$174,947	$175,432
Freddie Mac	229,120	231,051	205,227	206,855	249,473	254,515
Collateralized mortgage obligations (1)	5,992	5,744	7,364	7,117	10,668	10,349
Ginnie Mae	41,485	40,954	48,842	48,297	57,055	56,770
Total U.S. government sponsored mortgage-backed securities	404,365	405,818	406,498	406,759	492,143	497,066

Trust preferred securities	427	845	1,158	1,163	916	916

Total	$404,792	$406,663	$407,656	$407,922	$493,059	$497,982

(1)	All of our collateralized mortgage obligations have been issued by Fannie Mae, Freddie Mac or Ginnie Mae.

Any unrealized loss on individual mortgage-backed securities as of December 31, 2017, 2016 and 2015 was caused by increases in market interest rates.  All of our mortgage-backed securities are guaranteed by U.S. government-sponsored enterprises or a U.S. government agency.  Since the decline in market value has been attributable to changes in interest rates and not credit quality, we continue to have the intent not to sell these investments, and it is not more likely than not that we will be required to sell such investments prior to the recovery of the amortized cost basis, we have not considered these investments to be other-than-temporarily impaired as of December 31, 2017, 2016 or 2015.

At December 31, 2017, we owned a trust preferred security with an amortized cost of $427,000.  This security represents an investment in a pool of debt obligations issued primarily by holding companies of Federal Deposit Insurance Corporation-insured financial institutions.

The trust preferred securities market is considered to be inactive as only six transactions have occurred over the past 72 months in the same tranche of securities that we own and no new issues of pooled trust preferred securities have occurred since 2007.  We used a discounted cash flow model to determine whether this security is other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.  We used a discount rate equal to three-month LIBOR plus 20.00%.

At December 31, 2017, we had no investments in a single company (other than U.S. government sponsored enterprises) or entity that had an aggregate book value in excess of 10% of our consolidated stockholders’ equity.

Portfolio Maturities and Coupons.  The composition and maturities of the investment securities portfolio at December 31, 2017 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  No tax-equivalent adjustments have been made, as we did not hold any tax-free investment securities at December 31, 2017.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Coupon	Cost	Coupon	Cost	Coupon	Cost	Coupon	Cost	Fair Value	Coupon
	(Dollars in thousands)
Available for Sale:
U.S. government sponsored mortgage-backed securities:
Freddie Mac	$—	—%	$—	—%	$—	—%	$2,870	3.00%	$2,870	$2,851	3.00%
Total	$—	—%	$—	—%	$—	—%	$2,870	3.00%	$2,870	$2,851	3.00%

Held to Maturity:
U.S. government sponsored mortgage-backed securities:
Fannie Mae	$—	—%	$7	4.55%	$61	3.33%	$127,700	3.10%	$127,768	$128,069	3.10%
Freddie Mac	—	—	3	4.80	—	—	229,117	3.13	229,120	231,051	3.13
Collateralized mortgage obligations (1)	—	—	—	—	—	—	5,992	1.66	5,992	5,744	1.66
Ginnie Mae	—	—	—	—	10	2.75	41,475	2.91	41,485	40,954	2.91
Total U.S. government sponsored mortgage-backed securities	—	—	10	4.63	71	3.25	404,284	3.08	404,365	405,818	3.08
Trust preferred securities	—	—	—	—	—	—	427	3.69	427	845	3.69

Total	$—	—%	$10	4.63%	$71	3.25%	$404,711	3.08%	$404,792	$406,663	3.08%

(1)	All of our collateralized mortgage obligations have been issued by Fannie Mae, Freddie Mac or Ginnie Mae.

Bank-Owned Life Insurance.  We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations.  Bank-owned life insurance also generally provides us noninterest income that is nontaxable.  Interagency federal guidance generally limits our investment in bank-owned life insurance to 25% of the Bank’s Tier 1 capital plus our allowance for loan losses.  At December 31, 2017, this limit was $55.4 million, and we had invested $44.2 million in bank-owned life insurance at that date.

Deposits.  We accept deposits primarily from the areas in which our offices are located.  We rely on our competitive pricing, convenient locations and customer service to attract and retain deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposit accounts consist of passbook and statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts and Super NOW accounts.  Historically, we have not accepted, and do not currently have, brokered deposits.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis.  Deposit rates and terms are based primarily on current operating strategies, market interest rates, liquidity requirements and our deposit growth goals.

During the year ended December 31, 2017, our deposits grew by $104.1 million, or 7.0%.  The growth in deposits was primarily due to an increase of $76.2 million in the balance of certificates of deposit and an increase of $18.1 million in the balance of savings accounts for the year ended December 31, 2017.  The increase in certificates of deposit was primarily due to a $41.8 million increase in public deposits and $16.9 million in new accounts at our new Keeaumoku branch, which was opened in April 2017.

At December 31, 2017, we had a total of $312.2 million in certificates of deposit, of which $165.7 million had remaining maturities of one year or less.  Based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity.

The following tables set forth the distribution of our average total deposit accounts (including interest-bearing and non-interest-bearing deposits), by account type, for the periods indicated.

	For the Year Ended December 31,
	2017			2016
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)
Deposit type:
Non-interest-bearing	$47,148	3.1%	—%	$47,097	3.2%	—%
Savings accounts	1,033,454	67.2	0.43%	1,017,420	69.5	0.41%
Certificates of deposit	270,225	17.6	1.17%	226,264	15.4	0.76%
Money market	5,171	0.3	0.44%	2,469	0.2	0.41%
Checking and Super NOW	180,858	11.8	0.02%	171,716	11.7	0.02%

Total deposits	$1,536,856	100.0%	0.51%	$1,464,966	100.0%	0.42%

	For the Year Ended December 31, 2015
			Weighted
	Average		Average
	Balance	Percent	Rate
	(Dollars in thousands)
Deposit type:
Non-interest-bearing	$43,591	3.1%	—%
Savings accounts	965,754	69.3	0.38%
Certificates of deposit	225,048	16.2	0.50%
Money market	1,117	0.1	0.27%
Checking and Super NOW	156,776	11.3	0.02%

Total deposits	$1,392,286	100.0%	0.35%

As of December 31, 2017, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $250,000 was $192.8 million.  The following table sets forth the maturity of those certificates as of December 31, 2017.

At
December 31, 2017
(In thousands)
Three months or less	$49,807
Over three months through six months	57,643
Over six months through one year	12,312
Over one year to three years	57,703
Over three years	15,308
Total	$192,773

Borrowings.  Our borrowings consist of advances from the FHLB and funds borrowed under securities sold under agreements to repurchase.  At December 31, 2017, our FHLB advances totaled $107.2 million, or 6.1% of total liabilities, and our securities sold under agreements to repurchase totaled $30.0 million, or 1.7% of total liabilities.  At December 31, 2017, we had the capability to borrow up to $579.4 million in the form of additional advances from the Federal Home Loan Bank.

During the year ended December 31, 2017, our total borrowings increased by $13.2 million or 10.6%.  The increase was due to a $38.2 million increase in FHLB advances that was partially offset by a $25.0 million pay off of securities sold under agreements to repurchase.  Historically, we have not required any other borrowings to fund our operations.  Instead, we have primarily funded our operations with additional deposits, proceeds from loan and security sales and principal repayments on loans and mortgage-backed securities.

The following table sets forth information concerning balances and interest rates on our FHLB advances at the dates and for the years indicated.

	At or for the Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Balance at end of year	$107,200	$69,000	$69,000
Average balance during year	$73,416	$69,504	$46,186
Maximum outstanding at any month end	$107,200	$69,000	$69,000
Weighted average interest rate at end of year	1.70%	1.49%	1.49%
Average interest rate during year	1.51%	1.49%	1.51%

The following table sets forth information concerning balances and interest rates on our securities sold under agreements to repurchase at the dates and for the years indicated.

	At or for the Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Balance at end of year	$30,000	$55,000	$55,000
Average balance during year	$51,315	$55,000	$60,014
Maximum outstanding at any month end	$55,000	$55,000	$72,000
Weighted average interest rate at end of year	1.66%	1.57%	1.57%
Average interest rate during year	1.59%	1.57%	1.66%

Stockholders’ Equity.  At December 31, 2017, our stockholders’ equity was $234.9 million, an increase of $5.1 million, or 2.2%, from $229.8 million at December 31, 2016.  The increase in stockholders’ equity resulted primarily from net income of $15.0 million, which was partially offset by $11.1 million of dividends paid during the year ended December 31, 2017.

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

	For the Year Ended
	December 31, 2017
	Average
	Outstanding
	Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (1)	$1,357,508	$52,751	3.89%
Multi-family residential	9,572	448	4.68
Construction, commercial and other	22,603	1,032	4.57
Home equity loans and lines of credit	13,930	654	4.69
Other loans	4,925	259	5.26
Total loans	1,408,538	55,144	3.91
Investment securities:
U.S. government sponsored mortgage-backed securities (1)	403,537	12,526	3.10
Trust preferred securities	868	—	0.00
Total securities	404,405	12,526	3.10
Other	51,686	663	1.28
Total interest-earning assets	1,864,629	68,333	3.66
Non-interest-earning assets	69,887
Total assets	$1,934,516

Interest-bearing liabilities:
Savings accounts	$1,033,454	4,445	0.43%
Certificates of deposit	270,225	3,159	1.17
Money market accounts	5,171	23	0.44
Checking and Super NOW accounts	180,858	39	0.02
Total interest-bearing deposits	1,489,708	7,666	0.51
Federal Home Loan Bank advances	73,416	1,105	1.51
Securities sold under agreements to repurchase	51,315	818	1.59
Total interest-bearing liabilities	1,614,439	9,589	0.59
Non-interest-bearing liabilities	84,000
Total liabilities	1,698,439
Stockholders’ equity	236,077
Total liabilities and stockholders’ equity	$1,934,516

Net interest income		$58,744
Net interest rate spread (2)			3.07%
Net interest-earning assets (3)	$250,190
Net interest margin (4)			3.15%
Interest-earning assets to interest-bearing liabilities	115.56%

(footnotes on following page)

	For the Year Ended December 31,
	2016			2015
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (1)	$1,210,635	$48,742	4.03%	$1,050,352	$43,654	4.16%
Multi-family residential	9,686	453	4.68	9,692	459	4.74
Construction, commercial and other	23,268	1,059	4.55	18,110	837	4.62
Home equity loans and lines of credit	15,493	675	4.36	15,560	709	4.56
Other loans	4,441	239	5.38	4,502	244	5.42
Total loans	1,263,523	51,168	4.05	1,098,216	45,903	4.18
Investment securities:
U.S. government sponsored mortgage-backed securities (1)	454,648	14,365	3.16	529,535	16,873	3.19
Trust preferred securities	974	—	—	790	—	—
Total securities	455,622	14,365	3.15	530,325	16,873	3.18
Other	64,790	540	0.83	57,147	316	0.55
Total interest-earning assets	1,783,935	66,073	3.70	1,685,688	63,092	3.74
Non-interest-earning assets	68,444			67,486
Total assets	$1,852,379			$1,753,174

Interest-bearing liabilities:
Savings accounts	$1,017,420	4,162	0.41%	$965,754	3,670	0.38%
Certificates of deposit	226,264	1,724	0.76	225,048	1,115	0.50
Money market accounts	2,469	10	0.41	1,117	3	0.27
Checking and Super NOW accounts	171,716	37	0.02	156,776	33	0.02
Total interest-bearing deposits	1,417,869	5,933	0.42	1,348,695	4,821	0.36
Federal Home Loan Bank advances	69,504	1,035	1.49	46,186	697	1.51
Securities sold under agreements to repurchase	55,000	876	1.59	60,014	997	1.66
Total interest-bearing liabilities	1,542,373	7,844	0.51	1,454,895	6,515	0.45
Non-interest-bearing liabilities	83,012			79,762
Total liabilities	1,625,385			1,534,657
Stockholders’ equity	226,994			218,517
Total liabilities and stockholders’ equity	$1,852,379			$1,753,174

Net interest income		$58,229			$56,577
Net interest rate spread (2)			3.19%			3.29%
Net interest-earning assets (3)	$241,562			$230,793
Net interest margin (4)			3.26%			3.36%
Interest-earning assets to interest-bearing liabilities	115.66%			115.86%

(1)	Average balance includes loans or investments available for sale, as applicable.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2017 vs. 2016			2016 vs. 2015
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential	$5,624	$(1,615)	$4,009	$6,400	$(1,312)	$5,088
Multi-family residential	(5)	—	(5)	—	(6)	(6)
Construction, commercial and other	(30)	3	(27)	235	(13)	222
Home equity loans and lines of credit	(91)	70	(21)	(3)	(31)	(34)
Other loans	25	(5)	20	(3)	(2)	(5)
Total loans	5,523	(1,547)	3,976	6,629	(1,364)	5,265
U.S. government sponsored mortgage-backed securities	(1,590)	(249)	(1,839)	(2,367)	(141)	(2,508)
Other	(74)	197	123	47	177	224

Total interest-earning assets	3,859	(1,599)	2,260	4,309	(1,328)	2,981

Interest-bearing liabilities:
Savings accounts	66	217	283	203	289	492
Certificates of deposit	383	1,052	1,435	6	603	609
Money market accounts	12	1	13	5	2	7
Checking and Super NOW accounts	2	—	2	3	1	4
Total interest-bearing deposits	463	1,270	1,733	217	895	1,112
Federal Home Loan Bank advances	59	11	70	347	(9)	338
Securities sold under agreements to repurchase	(59)	1	(58)	(81)	(40)	(121)

Total interest-bearing liabilities	463	1,282	1,745	483	846	1,329

Change in net interest income	$3,396	$(2,881)	$515	$3,826	$(2,174)	$1,652

Comparison of Operating Results for the Years Ended December 31, 2017, 2016 and 2015

General.  Net income decreased by $1.4 million, or 8.5%, to $15.0 million for the year ended December 31, 2017 from $16.3 million for the year ended December 31, 2016.  The decrease in net income was caused by a $1.7 million increase in interest expense, a $1.6 million increase in noninterest expense, a $315,000 increase in income tax expense, and a $248,000 decrease in noninterest income. The decreases were partially offset by a $2.3 million increase in interest and dividend income and a $258,000 decrease in loan loss provisions.

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

Net Interest Income.  Net interest income increased by $515,000, or 0.9%, to $58.7 million for the year ended December 31, 2017 from $58.2 million for the year ended December 31, 2016.  Interest income increased by $2.3 million, or 3.4%, to $68.3 million for the year ended December 31, 2017 from $66.1 million for the year ended December 31, 2016.  The increase in interest income occurred primarily because of an $80.7 million increase in average interest-earning assets, which was partially offset by a four basis point decline in the average yield on interest-earning assets.  Interest expense increased by $1.7 million, or 22.2%, to $9.6 million for the year ended December 31, 2017 from $7.8 million for the year ended December 31, 2016.  The increase in interest expense was due to a $72.1 million increase in average interest-bearing liabilities and an eight basis point increase in the average cost of interest-bearing liabilities.  The interest rate spread and net interest margin were 3.07% and 3.15%, respectively, for the year ended December 31, 2017, compared to 3.19% and 3.26%, respectively, for the year ended December 31, 2016.  The change in the interest rate spread and net interest margin was due to a decrease in the average yield on interest-earning assets and an increase in the cost of average interest-bearing liabilities.

Net interest income increased by $1.7 million, or 2.9%, to $58.2 million for the year ended December 31, 2016 from $56.6 million for the year ended December 31, 2015.  Interest income increased by $3.0 million, or 4.7%, to $66.1 million for the year ended December 31, 2016 from $63.1 million for the year ended December 31, 2015.  The increase in interest income occurred primarily because of a $98.2 million increase in average interest-earning assets, which was partially offset by a four basis point decline in the average yield on interest-earning assets.  Interest expense increased by $1.3 million, or 20.4%, to $7.8 million for the year ended December 31, 2016 from $6.5 million for the year ended December 31, 2015.  The increase in interest expense was due to an $87.5 million increase in average interest-bearing liabilities and a six basis point increase in the average cost of interest-bearing liabilities.  The interest rate spread and net interest margin were 3.19% and 3.26%, respectively, for the year ended December 31, 2016, compared to 3.29% and 3.36%, respectively, for the year ended December 31, 2015.  The change in the interest rate spread and net interest margin was due to a decrease in the average yield on interest-earning assets and an increase in the cost of average interest-bearing liabilities.

Interest Income.  Interest income rose by $2.3 million, or 3.4%, to $68.3 million for the year ended December 31, 2017 from $66.1 million for the year ended December 31, 2016.  Interest income on loans increased by $4.0 million, or 7.8%, to $55.1 million for the year ended December 31, 2017 from $51.2 million for the year ended December 31, 2016.  The increase in interest income on loans occurred because the average balance of loans grew by $145.0 million, or 11.5%, as new loan originations exceeded loan repayments and loan sales.  The increase in interest income that occurred because of growth in the loan portfolio was partially offset by a 14 basis point decline in the average loan yield to 3.91% for the year ended December 31, 2017 compared to 4.05% for the year ended December 31, 2016.  The decline in the average yield on loans occurred because of repayments on higher-yielding loans and the origination of new loans with lower yields.  Interest income on investment securities decreased by $1.8 million, or 12.8%, to $12.5 million for the year ended December 31, 2017 from $14.4 million for the year ended December 31, 2016.  The decrease in interest income on securities occurred primarily because of a $51.2 million decrease in the average securities balance and a five basis point decline in the average investment yield to 3.10% for the year ended December 31, 2017 compared to 3.15% for the year ended December 31, 2016.  The decrease in the average securities balance occurred as repayments and security sales exceeded security purchases.  The repayments on securities were reinvested into higher yielding loans.

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

Interest Expense.  Interest expense increased by $1.7 million, or 22.2%, to $9.6 million for the year ended December 31, 2017 from $7.8 million for the year ended December 31, 2016.  Interest expense on deposits increased by $1.7 million, or 29.2%, to $7.7 million for the year ended December 31, 2017 from $5.9 million for the year ended December 31, 2016.  The increase in interest expense on deposits was due to a $71.8 million, or 5.1%, increase in the average balance of deposits and a nine basis point increase in the average cost of deposits. The average balance of deposits grew to $1.490 billion during the year ended December 31, 2017 compared to $1.418 billion during the year ended December 31, 2016.  The average cost of deposits rose primarily because the cost of certificates of deposit rose to 1.17% in 2017 from 0.76% in 2016.  The increase in the average cost of certificates of deposit was primarily due to an increase in interest rates on public deposits.  Interest expense on FHLB advances increased by $70,000, or 6.8%, during the year ended December 31, 2017 compared to the year ended December 31, 2016.  The increase in interest expense on FHLB advances was due to a $3.9 million increase in the average balance of FHLB advances.  Additional advances were obtained in 2017 to extend the maturity of liabilities as part of our efforts to reduce interest rate risk.  Interest expense on securities sold under agreements to repurchase declined by $58,000, or 6.6%, during the year ended December 31, 2017 compared to the year ended December 31, 2016.  The decrease in interest expense on securities sold under agreements to repurchase was caused by a $3.7 million, or 6.7%, decrease in the average outstanding balance of securities sold under agreements to repurchase.  The decline in the average balance of securities sold under agreements to repurchase occurred as the Company paid off matured borrowings in 2017.

Interest expense increased by $1.3 million, or 20.4%, to $7.8 million for the year ended December 31, 2016 from $6.5 million for the year ended December 31, 2015.  Interest expense on deposits increased by $1.1 million, or 23.1%, to $5.9 million for the year ended December 31, 2016 from $4.8 million for the year ended December 31, 2015.  The increase in interest expense on deposits was due to a $69.2 million, or 5.1%, increase in the average balance of deposits and a six basis point increase in the average cost of deposits. The average balance of deposits grew to $1.418 billion during the year ended December 31, 2016 compared to $1.349 billion during the year ended December 31, 2015. Interest rates increased due to an increase in the cost of savings accounts and certificates of deposit. Interest expense on FHLB advances increased by $338,000, or 48.5%, during the year ended December 31, 2016 compared to the year ended December 31, 2015.  The increase in interest expense on FHLB advances was due to a $23.3 million increase in the average balance of FHLB advances.  Additional advances were obtained in 2015 to extend the maturity of liabilities and reduce interest rate risk.  Interest expense on securities sold under agreements to repurchase declined by $121,000, or 12.1%, during the year ended December 31, 2016 compared to the year ended December 31, 2015.  The decrease in interest expense on securities sold under agreements to repurchase was caused by a $5.0 million, or 8.4%, decrease in the average outstanding balance of securities sold under agreements to repurchase.  The decrease in the average balance was augmented by a seven basis point decrease in the average interest rate to 1.59% for the year ended December 31, 2016 compared to 1.66% for the year ended December 31, 2015.  The decline in the average balance of securities sold under agreements to repurchase occurred as the Company paid off matured borrowings in 2015.

Provision for Loan Losses.  Based on our analysis of the factors described in “—Allowance for Loan Losses,” we recorded provisions for loan losses of $52,000, $310,000 and $455,000 for the years ended December 31, 2017, 2016 and 2015, respectively.  The decrease in loan loss provisions from 2016 to 2017 is primarily due to a decrease in nonperforming loans and relatively low levels of loan losses.  The provisions for loan losses included net recoveries of $44,000 for the year ended December 31, 2017, net charge-offs of $24,000 for the year ended December 31, 2016, and net recoveries of $20,000 for the year ended December 31, 2015.  The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.17% at December 31, 2017 and 0.18% at December 31, 2016 and 2015.  Nonaccrual loans totaled $4.2 million, $4.6 million and $5.4 million at December 31, 2017, 2016 and 2015, respectively.  To the best of our knowledge, at December 31, 2017, 2016 and 2015, we had provided for all losses that are both probable and reasonable to estimate at those respective dates.

Noninterest Income.  The following table summarizes changes in noninterest income for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,			Change 2017/2016		Change 2016/2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Service fees on loan and deposit accounts	$1,962	$1,960	$2,161	$2	0.1%	$(201)	(9.3)%
Income on bank-owned life insurance	907	966	1,026	(59)	(6.1)%	(60)	(5.8)%
Gain on sale of investment securities	431	370	701	61	16.5%	(331)	(47.2)%
Gain on sale of loans	199	406	503	(207)	(51.0)%	(97)	(19.3)%
Other	347	392	520	(45)	(11.5)%	(128)	(24.6)%
Total	$3,846	$4,094	$4,911	$(248)	(6.1)%	$(817)	(16.6)%

Noninterest income declined by $248,000 for the year ended December 31, 2017 compared to the year ended December 31, 2016.  During the years ended December 31, 2017 and 2016, we sold $25.0 million and $48.9 million, respectively, of mortgage loans held for sale, primarily to reduce interest rate risk, and recognized gains of $199,000 and $406,000, respectively.  During the years ended December 31, 2017 and 2016, we sold $7.0 million and $5.1 million, respectively, of held-to-maturity investment securities and recognized gross realized gains of $431,000 and $370,000, respectively.  The sale of held-to-maturity securities, for which the Company had already received a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investments — Debt and Equity Securities topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held-to-maturity portfolio.

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

Noninterest Expense.  The following table summarizes changes in noninterest expense for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,			Change 2017/2016		Change 2016/2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	$21,614	$20,591	$21,497	$1,023	5.0%	$(906)	(4.2)%
Occupancy	5,937	5,749	5,809	188	3.3%	$(60)	(1.0)%
Equipment	3,614	3,566	3,894	48	1.3%	$(328)	(8.4)%
Federal deposit insurance premiums	605	743	857	(138)	(18.6)%	$(114)	(13.3)%
Other general and administrative expenses	4,704	4,230	4,442	474	11.2%	$(212)	(4.8)%
Total	$36,474	$34,879	$36,499	$1,595	4.6%	$(1,620)	(4.4)%

Noninterest expense increased by $1.6 million to $36.5 million for the year ended December 31, 2017 from $34.9 million for the year ended December 31, 2016.  Salaries and employee benefits expense increased by $1.0 million for the year ended December 31, 2017 primarily due to an increase in employee stock ownership plan (ESOP) expense, additional $1,000 year-end bonuses paid to non-management employees to share the benefits we will receive from the reduction in the federal corporate tax rate from 35% to 21%, and a decrease in the capitalized cost of new loan originations.  The increase in ESOP expense occurred because of a change in the methodology of distributing dividends to participants in the ESOP plan.  The decrease in the number of new loans originated in 2017 compared to 2016 decreased capitalized loan costs and increased salary expense.  These increases were offset by a decrease in share-based compensation that resulted when a majority of awards under our 2010 equity incentive plan became fully vested in 2016.  The increase in other general and administrative expenses was mainly due to increases in marketing, legal and professional fees.  Occupancy expense increased primarily due to increases in rent, furniture, fixture and equipment and repairs and maintenance expenses.  Federal deposit insurance premiums declined because of a decrease in the insurance assessment rate on deposits in the third quarter of 2016.

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

Income Tax Expense.  Income taxes were $11.1 million for 2017, reflecting an effective tax rate of 42.6%, $10.8 million for 2016, reflecting an effective tax rate of 39.8%, and $9.8 million for 2015, reflecting an effective tax rate of 39.9%.  The effective tax rate in 2017 was higher than the effective tax rate in 2016 and 2015 due to a $2.1 million write-down of deferred income tax assets that resulted when the federal corporate income tax rate was lowered from 35% to 21% due to the Tax Cuts and Jobs Act of 2017.  The increase in income tax expense that occurred in 2017 because of the write-down of deferred income tax assets was partially offset by a $1.0 million tax benefit received on the exercise of stock options.

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

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
First mortgage:
One- to four-family residential	$4,062	$4,402	$5,282	$4,153	$5,840
Home equity loans and lines of credit	165	156	124	296	160
Other loans	—	1	9	4	—
Total nonaccrual loans	4,227	4,559	5,415	4,453	6,000

Real estate owned:
Real estate loans:
First mortgage:
One- to four-family residential	—	—	—	—	—
Total real estate owned	—	—	—	—	—

Total nonperforming assets	4,227	4,559	5,415	4,453	6,000

Loans delinquent 90 days or greater and still accruing interest	—	—	—	—	—

Restructured loans still accruing interest:
Real estate loans:
First mortgage:
One- to four-family residential	915	1,185	1,203	2,005	2,533
Total restructured loans still accruing interest	915	1,185	1,203	2,005	2,533

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$5,142	$5,744	$6,618	$6,458	$8,533

Ratios:
Nonperforming loans to total loans	0.28%	0.34%	0.45%	0.46%	0.69%
Nonperforming assets to total assets	0.21%	0.24%	0.30%	0.26%	0.37%

For the year ended December 31, 2017, gross interest income that would have been recorded had our nonaccruing loans been current in accordance with original terms was $240,000.  For the year ended December 31, 2017, we recognized no interest income on such nonaccruing loans on a cash basis during the year.  For the year ended December 31, 2017, gross interest income due and collected on our accruing restructured loans was $58,000.

The Company had 10 troubled debt restructurings totaling $2.1 million as of December 31, 2017 that were considered to be impaired.  This total included nine one- to four-family residential mortgage loans totaling $2.0 million and one home equity loan for $92,000.  Four of the loans, totaling $915,000, were performing in accordance with their restructured terms and accruing interest at December 31, 2017.  Five of the loans, totaling $1.0 million, were performing in accordance with their restructured terms but not accruing interest at December 31, 2017.  One of the loans, for $149,000, was more than 150 days delinquent and not accruing interest at December 31, 2017.  The Company had 13 troubled debt restructurings totaling $2.9 million as of December 31, 2016 that were considered to be impaired.  This total included 12 one- to four-family residential mortgage loans totaling $2.8 million and one home equity loan for $107,000.  Five of the loans, totaling $1.2 million, were performing in accordance with their restructured terms and accruing interest at December 31, 2016.  Seven of the loans, totaling $1.6 million, were performing in accordance with their restructured terms but not accruing interest at December 31, 2016.  One of the loans, for $149,000, was more than

149 days delinquent and not accruing interest at December 31, 2016.  There were no new troubled debt restructurings in 2017 or 2016.

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2017
Real estate loans:
First mortgage:
One- to four-family residential	4	$1,207	4	$1,589	8	$2,796
Home equity loans and lines of credit	—	—	1	41	1	41
Other loans	6	0	—	—	6	0
Total loans	10	$1,207	5	$1,630	15	$2,837

At December 31, 2016
Real estate loans:
First mortgage:
One- to four-family residential	1	$133	4	$1,358	5	$1,491
Home equity loans and lines of credit	1	35	2	49	3	84
Other loans	4	0	1	1	5	1
Total loans	6	$168	7	$1,408	13	$1,576

At December 31, 2015
Real estate loans:
First mortgage:
One- to four-family residential	—	$—	6	$1,615	6	$1,615
Home equity loans and lines of credit	—	—	—	—	—	—
Other loans	3	1	1	10	4	11
Total loans	3	$1	7	$1,625	10	$1,626

At December 31, 2014
Real estate loans:
First mortgage:
One- to four-family residential	2	$736	2	$593	4	$1,329
Home equity loans and lines of credit	—	—	1	161	1	161
Other loans	4	1	1	4	5	5
Total loans	6	$737	4	$758	10	$1,495

At December 31, 2013
Real estate loans:
First mortgage:	1	$612	5	$1,577	6	$2,189
One- to four-family residential	9	4	—	—	9	4
Other loans	10	$616	5	$1,577	15	$2,193
Total loans

Real Estate Owned.  Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned.  When property is acquired it is recorded at estimated fair value at the date of foreclosure less the cost to sell, establishing a new cost basis.  Estimated fair value generally represents the price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions.  Holding costs and declines in estimated fair value result in charges to expense after acquisition.  At December 31, 2017, 2016, 2015, 2014, and 2013, we had no real estate owned.

Classification of Assets.  Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets as substandard, doubtful or loss.  An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.

We maintain an allowance for loan losses at an amount estimated to equal all credit losses incurred in our loan portfolio that are both probable and reasonable to estimate at a balance sheet date.  Our determination as to the classification of our assets and the amount of our loss allowances is subject to review by bank regulators, who can require that we establish additional loss allowances.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of our review of our assets at December 31, 2017, we had substandard assets of $5.4 million and no doubtful or loss assets.  Substandard assets at December 31, 2017 included $1.7 million of troubled debt restructurings, $3.3 million of nonperforming loans and $427,000 of trust preferred securities.  At December 31, 2016, we had $6.5 million of substandard assets and no doubtful or loss assets.  Substandard assets at December 31, 2016 included $2.3 million of troubled debt restructurings, $3.1 million of nonperforming loans and $1.2 million of trust preferred securities.  We classify any loan that is delinquent 90 days or more as substandard.  Loans which have been delinquent for fewer days may also be classified as substandard.

In addition to classifying assets as substandard, doubtful or loss, we also categorize assets as special mention.  A special mention asset has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.  We designate any loan that is 30 to 89 days delinquent as special mention.  Loans which have been delinquent for fewer days may also be categorized as special mention.  At December 31, 2017 and 2016, special mention assets were $799,000 and $421,000, respectively.

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

General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired in accordance with current accounting standards.  The portfolio is grouped into similar risk characteristics, primarily loan type and loan-to-value ratios. We apply an estimated loss rate to each loan group.  The loss rates applied are based upon our loss experience adjusted, as appropriate, for the qualitative and environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.  Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.

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

We evaluate our loan portfolio on a quarterly basis and the allowance is adjusted accordingly.  While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  In addition, as an integral part of their examination process, the bank regulators will periodically review the allowance for loan losses.  The bank regulators may require us to increase the allowance based on their analysis of information available at the time of their examination.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Year Ended December 31,
	2017	2016	2015	2014	2013
(Dollars in thousands)
Balance at beginning of year	$2,452	$2,166	$1,691	$1,486	$1,672

Charge-offs:
Real estate loans:
First mortgage:
One- to four-family residential	11	33	—	118	299
Home equity loans and lines of credit	—	—	—	10	50
Other loans	26	28	53	57	146
Total charge-offs	37	61	53	185	495

Recoveries:
Real estate loans:
First mortgage:
One- to four-family residential	75	24	3	9	235
Construction, commercial and other	—	1	11	2	12
Home equity loans and lines of credit	—	—	47	4	7
Other loans	6	12	12	15	16
Total recoveries	81	37	73	30	270

Net (charge-offs) recoveries	44	(24)	20	(155)	(225)
Provision for loan losses	52	310	455	360	39

Balance at end of year	$2,548	$2,452	$2,166	$1,691	$1,486

Ratios:
Net charge-offs to average loans outstanding	0.00%	0.00%	0.00%	0.02%	0.03%
Allowance for loan losses to nonperforming loans at end of year	60.28%	53.78%	40.00%	37.97%	24.77%
Allowance for loan losses to total loans at end of year	0.17%	0.18%	0.18%	0.17%	0.17%

Allocation of Allowance for Loan Losses.  The following tables set forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category.  The allowance for loan losses for each category is affected by the national and Hawaii economies as well as other factors.

	At December 31,
	2017		2016		2015
		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$1,706	96.65%	$1,579	96.11%	$1,365	95.90%
Multi-family residential	15	0.72	15	0.71	15	0.82
Construction, commercial and other	539	1.46	519	1.74	517	1.62
Home equity loans and lines of credit	1	0.86	2	1.10	3	1.28
Other loans	55	0.31	115	0.34	72	0.38
Total allocated allowance	2,316	100.00%	2,230	100.00%	1,972	100.00%
Unallocated	232		222		194
Total	$2,548		$2,452		$2,166

	At December 31,
	2014		2013
		Percent of		Percent of
		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans
	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$410	95.08%	$375	95.41%
Multi-family residential	3	0.92	1	0.57
Construction, commercial and other	977	1.89	799	1.57
Home equity loans and lines of credit	5	1.64	10	1.91
Other loans	263	0.47	229	0.54
Total allocated allowance	1,658	100.00%	1,414	100.00%
Unallocated	33		72
Total	$1,691		$1,486

In 2015, we revised the qualitative factors that were used to determine the allowance for loan losses.  As a result of these modifications, we increased the portion of the allowance for loan losses attributable to first mortgage loans and decreased the portion of the allowance for loan losses attributable to construction, commercial and other mortgage loans, and other loans.  The allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

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

We continue our efforts to reduce interest rate risk.  In 2017, 2016 and 2015, we sold $25.0 million, $48.9 million and $56.2 million, respectively, of fixed-rate mortgage loans.  In 2017 and 2015, we also increased our total long-term fixed rate FHLB advances and securities sold under agreements to repurchase by $13.2 million and $37.0 million, respectively, to reduce our interest rate risk.  In addition, we may utilize the following strategies to further reduce our interest rate risk:

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

The following table presents our internal calculations of the estimated changes in our EVE as of December 31, 2017 that would result from the designated instantaneous changes in the interest rate yield curve.

					Increase
					(Decrease) in
		Estimated		EVE Ratio as a	EVE Ratio as a
Change in		Increase		Percent of	Percent of
Interest Rates	Estimated EVE	(Decrease) in	Percentage	Present Value	Present Value of
(bp) (1)	(2)	EVE	Change in EVE	of Assets (3)(4)	Assets (3)(4)
(Dollars in thousands)
+400	$169,417	$(80,946)	(32.33)%	10.50%	(2.11)%
+300	$196,472	$(53,891)	(21.53)%	11.53%	(1.08)%
+200	$223,891	$(26,472)	(10.57)%	12.44%	(0.17)%
+100	$246,363	$(4,000)	(1.60)%	12.98%	0.37%
0	$250,363	$—	—%	12.61%	—%
(100)	$217,588	$(32,775)	(13.09)%	10.65%	(1.96)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Territorial Savings Bank’s primary sources of funds consist of deposit inflows, cash balances at the FRB, loan and security repayments, advances from the FHLB, securities sold under agreements to repurchase, proceeds from loan and security sales and principal repayments on securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Chief Financial Officer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2017.

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

Our most liquid asset is cash.  The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period.  At December 31, 2017, the Company’s cash and cash equivalents totaled $32.1 million.

If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds.  We also utilize securities sold under agreements to repurchase as another borrowing source.  At December 31, 2017, we had the ability to borrow up to an additional $579.4 million from the FHLB.  Advances from the FHLB and securities sold under agreements to repurchase were $107.2 million and $30.0 million, respectively for the year ended December 31, 2017.  In 2017, FHLB advances increased by $38.2 million while securities under agreements to repurchase decreased by $25.0 million.  The increase in FHLB advances was used primarily to fund the growth in the mortgage loan portfolio, pay off maturing securities sold under agreements to repurchase and to reduce our interest rate risk.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2017, we had $15.5 million in loan commitments outstanding, most of which were for fixed-rate loans.  In addition to commitments to originate loans, we had $27.2 million in unused lines of credit to borrowers.  Certificates of deposit due within one year of December 31, 2017 totaled $165.7 million, or 10.4% of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and FHLB advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2018.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the years ended December 31, 2017, 2016 and 2015, we originated $337.2 million, $389.9 million and $436.0 million of loans, respectively.  During these years, we purchased $59.9 million, $3.8 million and $11.6 million of securities, respectively.  We increased the amount of securities purchased in 2017 to offset principal repayments and to maintain the size and interest income on our securities portfolio.

Financing activities consist primarily of activity in deposit accounts, FHLB advances, securities sold under agreements to repurchase, stock repurchases and dividend payments.  We experienced net increases in deposits of $104.1 million and $48.1 million for the years ended December 31, 2017 and 2016, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

As a separate legal entity, the Company is required to have liquidity to fund stock repurchases and dividend payments to shareholders and for other corporate purposes.  As of December 31, 2017, we have 217,300 shares that may be purchased under our current share repurchase program.  Shares repurchased will reduce the amount of shares issued and outstanding.  The repurchased shares may be reissued in connection with share-based compensation plans and for general corporate purposes.  During the years ended December 31, 2017 and 2016, the Company had accumulated repurchases of 3,138,153 of the total 3,374,253 shares authorized by the Board of Directors.  There were no shares repurchased as part of our common stock repurchase program during 2017.  During 2016, shares were repurchased at an average cost of $25.96.  At December 31, 2017 and 2016, on a stand-alone basis, the Company had cash in banks of $20.1 million and $15.3 million, respectively.

Territorial Savings Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2017, Territorial Savings Bank and the Company exceeded all regulatory capital requirements and are considered to be “well capitalized” under regulatory guidelines.  See Note 23 of the Notes to the Consolidated Financial Statements.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2017.  The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
		More Than	More Than
	One Year	One Year to	Three Years to	More Than
Contractual Obligations	or Less	Three Years	Five Years	Five Years	Total
	(In thousands)
Long-term debt	$46,200	$76,000	$15,000	$—	$137,200
Operating leases	2,809	4,272	2,756	4,557	14,394
Purchase obligations	2,569	4,939	4,833	178	12,519
Certificates of deposit	165,706	101,695	44,824	—	312,225
Total	$217,284	$186,906	$67,413	$4,735	$476,338
Commitments to extend credit	$15,470	$—	$—	$—	$15,470

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2(u) with our audited financial statements.

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

ITEM 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Territorial Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Territorial Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework 2013 issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

Portland, Oregon

March [15], 2018

We have served as the Company’s auditor since 2015.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2017 and 2016

(Dollars in thousands, except share data)

	December 31,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$32,089	$61,273
Investment securities available for sale	2,851	—
Investment securities held to maturity, at amortized cost (fair value of $406,663 and $407,922 at December 31, 2017 and December 31, 2016, respectively)	404,792	407,656
Loans held for sale	403	1,601
Loans receivable, net	1,488,971	1,335,987
Federal Home Loan Bank stock, at cost	6,541	4,945
Federal Reserve Bank stock, at cost	3,103	3,095
Accrued interest receivable	5,142	4,732
Premises and equipment, net	5,721	4,327
Bank-owned life insurance	44,201	43,294
Income taxes receivable	1,571	122
Deferred income tax assets, net	4,609	7,905
Prepaid expenses and other assets	3,852	2,625
Total assets	$2,003,846	$1,877,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,597,295	$1,493,200
Advances from the Federal Home Loan Bank	107,200	69,000
Securities sold under agreements to repurchase	30,000	55,000
Accounts payable and accrued expenses	26,390	23,258
Income taxes payable	1,483	1,616
Advance payments by borrowers for taxes and insurance	6,624	5,702
Total liabilities	1,768,992	1,647,776

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 9,915,058 and 9,778,974 shares at December 31, 2017 and December 31, 2016, respectively	99	98
Additional paid-in capital	73,050	71,914
Unearned ESOP shares	(5,383)	(5,872)
Retained earnings	172,782	168,962
Accumulated other comprehensive loss	(5,694)	(5,316)
Total stockholders’ equity	234,854	229,786
Total liabilities and stockholders’ equity	$2,003,846	$1,877,562

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the years ended December 31, 2017, 2016 and 2015
(Dollars in thousands, except per share data)

	2017	2016	2015
Interest income:
Loans	$55,144	$51,168	$45,903
Investment securities	12,526	14,365	16,873
Other investments	663	540	316
Total interest income	68,333	66,073	63,092

Interest expense:
Deposits	7,666	5,933	4,821
Advances from the Federal Home Loan Bank	1,105	1,035	697
Securities sold under agreements to repurchase	818	876	997
Total interest expense	9,589	7,844	6,515

Net interest income	58,744	58,229	56,577
Provision for loan losses	52	310	455

Net interest income after provision for loan losses	58,692	57,919	56,122

Noninterest income:
Service fees on loan and deposit accounts	1,962	1,960	2,161
Income on bank-owned life insurance	907	966	1,026
Gain on sale of investment securities	431	370	701
Gain on sale of loans	199	406	503
Other	347	392	520
Total noninterest income	3,846	4,094	4,911

Noninterest expense:
Salaries and employee benefits	21,614	20,591	21,497
Occupancy	5,937	5,749	5,809
Equipment	3,614	3,566	3,894
Federal deposit insurance premiums	605	743	857
Other general and administrative expenses	4,704	4,230	4,442
Total noninterest expense	36,474	34,879	36,499

Income before income taxes	26,064	27,134	24,534
Income taxes	11,102	10,787	9,786
Net income	$14,962	$16,347	$14,748

Basic earnings per share	$1.61	$1.78	$1.59
Diluted earnings per share	$1.57	$1.74	$1.56
Cash dividends declared per common share	$1.20	$0.92	$0.76
Basic weighted-average shares outstanding	9,273,783	9,093,385	9,073,015
Diluted weighted-average shares outstanding	9,532,724	9,311,975	9,263,267

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
For the years ended December 31, 2017, 2016 and 2015

(Dollars in thousands)

	2017	2016	2015
Net income	$14,962	$16,347	$14,748

Change in unfunded pension liability	(373)	(240)	(12)
Change in unrealized loss on securities	(5)	13	27
Change in noncredit related loss on trust preferred securities	—	147	137
Other comprehensive income (loss), net of tax	(378)	(80)	152
Comprehensive income	$14,584	$16,267	$14,900

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2017, 2016 and 2015
(Dollars in thousands, except share data)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity
Balances at December 31, 2014	$99	$75,229	$(6,851)	$153,289	$(5,388)	$216,378

Net income	—	—	—	14,748	—	14,748
Other comprehensive income	—	—	—	—	152	152
Cash dividends paid ($0.76 per share)	—	—	—	(7,013)	—	(7,013)
Share-based compensation	1	3,085	—	—	—	3,086
Allocation of 48,932 ESOP shares	—	720	490	—	—	1,210
Repurchase of 373,711 shares of company common stock	(4)	(8,933)	—	—	—	(8,937)
Exercise of 1,000 options for common stock	—	17	—	—	—	17

Balances at December 31, 2015	$96	$70,118	$(6,361)	$161,024	$(5,236)	$219,641

Net income	—	—	—	16,347	—	16,347
Other comprehensive loss	—	—	—	—	(80)	(80)
Cash dividends paid ($0.92 per share)	—	—	—	(8,409)	—	(8,409)
Share-based compensation	1	2,041	—	—	—	2,042
Allocation of 48,932 ESOP shares	—	864	489	—	—	1,353
Repurchase of 118,723 shares of company common stock	(1)	(3,293)	—	—	—	(3,294)
Exercise of 125,870 options for common stock	2	2,184	—	—	—	2,186

Balances at December 31, 2016	$98	$71,914	$(5,872)	$168,962	$(5,316)	$229,786

Net income	—	—	—	14,962	—	14,962
Other comprehensive loss	—	—	—	—	(378)	(378)
Cash dividends paid ($1.20 per share)	—	—	—	(11,142)	—	(11,142)
Share-based compensation	—	106	—	—	—	106
Allocation of 48,932 ESOP shares	—	1,040	489	—	—	1,529
Repurchase of 160,003 shares of company common stock	(2)	(5,127)	—	—	—	(5,129)
Exercise of 294,887 options for common stock	3	5,117	—	—	—	5,120

Balances at December 31, 2017	$99	$73,050	$(5,383)	$172,782	$(5,694)	$234,854

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2017, 2016 and 2015
(Dollars in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$14,962	$16,347	$14,748
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	52	310	455
Depreciation and amortization	1,129	1,139	1,296
Deferred income tax expense (benefit)	3,436	1,490	(2,223)
Amortization of fees, discounts, and premiums	(478)	(715)	(492)
Origination of loans held for sale	(23,665)	(49,157)	(57,337)
Proceeds from sales of loans held for sale	25,063	49,207	56,493
Gain on sale of loans, net	(199)	(406)	(503)
Net gain on sale of real estate owned	—	—	(12)
Gain on sale of investment securities held to maturity	(431)	(370)	(701)
Net loss on disposal of premises and equipment	24	—	4
ESOP expense	1,529	1,353	1,210
Share-based compensation expense	106	2,042	3,086
Increase in accrued interest receivable	(410)	(48)	(248)
Net increase in bank-owned life insurance	(907)	(966)	(1,025)
Net increase in prepaid expenses and other assets	(1,227)	(355)	(366)
Net increase (decrease) in accounts payable and accrued expenses	2,604	(1,081)	249
Net increase in advance payments by borrowers for taxes and insurance	922	578	1,208
Net increase in income taxes receivable	(1,449)	(122)	—
Net increase (decrease) in income taxes payable	(133)	(479)	1,269

Net cash from operating activities	20,928	18,767	17,111

Cash flows from investing activities:
Purchases of investment securities held to maturity	(56,899)	(3,803)	(11,606)
Purchases of investment securities available for sale	(2,970)	—	—
Principal repayments on investment securities held to maturity	52,831	83,234	85,802
Principal repayments on investment securities available for sale	99	—	—
Proceeds from sale of investment securities held to maturity	7,446	5,462	7,718
Loan originations, net of principal repayments on loans receivable	(152,631)	(146,095)	(220,215)
Purchases of Federal Home Loan Bank stock	(5,929)	(1,075)	(3,120)
Proceeds from redemption of Federal Home Loan Bank stock	4,333	920	9,564
Purchases of Federal Reserve Bank stock	(8)	(73)	(97)
Proceeds from sale of real estate owned	—	—	204
Purchases of premises and equipment	(2,547)	(563)	(604)

Net cash from investing activities	(156,275)	(61,993)	(132,354)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2017, 2016 and 2015
(Dollars in thousands)

	2017	2016	2015
Cash flows from financing activities:
Net increase in deposits	$104,095	$48,097	$85,424
Proceeds from advances from the Federal Home Loan Bank	144,525	23,000	120,000
Repayments of advances from the Federal Home Loan Bank	(106,325)	(23,000)	(66,000)
Proceeds from securities sold under agreements to repurchase	—	—	30,000
Repayments of securities sold under agreements to repurchase	(25,000)	—	(47,000)
Purchases of Fed Funds	10	10	10
Sales of Fed Funds	(10)	(10)	(10)
Proceeds from exercise of stock options	—	566	17
Repurchases of common stock	(9)	(1,674)	(9,326)
Cash dividends paid	(11,123)	(8,409)	(7,013)

Net cash from financing activities	106,163	38,580	106,102

Net decrease in cash and cash equivalents	(29,184)	(4,646)	(9,141)

Cash and cash equivalents at beginning of the period	61,273	65,919	75,060

Cash and cash equivalents at end of the period	$32,089	$61,273	$65,919

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$9,231	$7,863	$6,648
Income taxes	9,319	9,645	10,324

Supplemental disclosure of noncash investing and financing activities:
Company stock acquired through stock swap and net settlement transactions	$5,120	$1,620	$—
Loans transferred to real estate owned	—	—	192
Investments purchased, not settled	—	—	1,200
Investments purchased prior period, settled current period	—	1,200	—
Company stock repurchased prior period, settled current period	—	—	389
Dividends declared, not yet paid	19	—	—

See accompanying notes to consolidated financial statements.

(1)Organization

On July 10, 2009, Territorial Savings Bank completed a conversion from a mutual holding company to a stock holding company.  As part of the conversion, Territorial Mutual Holding Company and Territorial Savings Group, Inc., the former holding companies for Territorial Savings Bank, ceased to exist as separate legal entities, and Territorial Bancorp Inc. became the holding company for Territorial Savings Bank. Upon completion of the conversion and reorganization, a special “liquidation account” was established in an amount equal to the total equity of Territorial Mutual Holding Company as of December 31, 2008.  The liquidation account is to provide eligible account holders and supplemental eligible account holders who maintain their deposit accounts with Territorial Savings Bank after the conversion with a liquidation interest in the unlikely event of the complete liquidation of Territorial Savings Bank after the conversion.  The balance of the liquidation account at December 31, 2017 was $11.0 million.

On June 25, 2014, Territorial Savings Bank converted from a federal savings bank to a Hawaii state-chartered savings bank.  On July 10, 2014, Territorial Savings Bank became a member of the Federal Reserve System.

(2)Summary of Significant Accounting Policies

(a) Description of Business

Territorial Bancorp Inc. (the Company), through its wholly-owned subsidiary, Territorial Savings Bank (the Bank), provides loan and deposit products and services primarily to individual customers through 29 branches located throughout Hawaii. We deal primarily in residential mortgage loans in the State of Hawaii.  The Company’s earnings depend primarily on its net interest income, which is the difference between the interest income earned on interest-earning assets (loans receivable and investments) and the interest expense incurred on interest-bearing liabilities (deposit liabilities and borrowings). Deposits traditionally have been the principal source of the Bank’s funds for use in lending, meeting liquidity requirements, and making investments. The Company also derives funds from receipt of interest and principal repayments on outstanding loans receivable and investments, borrowings from the Federal Home Loan Bank (FHLB), securities sold under agreements to repurchase, and proceeds from issuance of common stock.

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

At December 31, 2017, the Company classified all of its investments, except $2.9 million of securities, as held-to-maturity.  At December 31, 2016, the Company classified all of its investments as held-to-maturity.

A decline in the market value of any available-for-sale or held-to-maturity security below cost, that is deemed to be other than temporary, results in an impairment to reduce the carrying amount to fair value. To determine whether impairment is other than temporary, the Company considers the type of the investment, the cause of the decline in value and the amount and duration of the decline in value.  It also considers whether it has the intent and ability not to sell and would not be required to sell for a sufficient period of time to recover the remaining amortized cost basis.

Gains or losses on the sale of investment securities are computed using the specific-identification method. The Company amortizes premiums and accretes discounts associated with investment securities using the interest method over the contractual life of the respective investment security. Such amortization and accretion is included in the interest income line item in the consolidated statements of income.  Interest income is recognized when earned.

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

General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired, in accordance with the Receivables topic of the FASB ASC.  The portfolio is grouped into similar risk characteristics, primarily loan type and loan-to-value ratio. The Company applies an estimated loss rate to each loan group. The loss rates applied are based upon its loss experience adjusted, as appropriate, for environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.  Actual loan losses may be significantly more than the allowance for loan losses the Company has established, which could have a material negative effect on its financial results.

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

While the Company uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the bank regulators will periodically review the allowance for loan losses. The bank regulators may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

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

As of December 31, 2017 and 2016, the Company had not recognized a liability for income tax uncertainties in the accompanying consolidated balance sheets because Management concluded that the Company does not have uncertain tax positions.

The Company recognizes interest and penalties related to tax liabilities in other interest expense and other general and administrative expenses, respectively, in the consolidated statements of income.

Tax years 2014 to 2016 currently remain subject to examination by the Internal Revenue Service and by the Department of Taxation of the State of Hawaii.

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

(r)  Common Stock Repurchase Program

In 2016, 2014, 2013, 2011 and 2010, the Company adopted common stock repurchase programs in which shares repurchased reduce the amount of shares issued and outstanding.  The repurchased shares may be reissued in connection with share-based compensation plans and for general corporate purposes.  As of December 31, 2017 and 2016, the Company had accumulated repurchases of 3,138,153 of the total 3,374,253 shares authorized by the Board of Directors.  There were no shares repurchased as part of our common stock repurchase program during 2017.  During 2016, shares were repurchased at an average cost of $25.96.

(s)  Bank-Owned Life Insurance

The Company’s investment in bank-owned life insurance is based on cash surrender value.  The Company invests in bank-owned life insurance to provide a funding source for benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Federal regulations generally limit the investment in bank-owned life insurance to 25% of the Bank’s Tier 1 capital plus the allowance for loan losses.  At December 31, 2017, this limit was $55.4 million and the Company had invested $44.2 million in bank-owned life insurance at that date.

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

(u)  Recently Issued Accounting Pronouncements

In May 2014, the FASB amended the Revenue Recognition topic of the FASB ASC.  The amendment seeks to clarify the principles for recognizing revenue as well as to develop common revenue standards for U.S. generally accepted accounting principles and International Financial Reporting Standards.  The Company has reviewed all revenue sources to determine if the sources are in scope for this guidance.  Net interest income from financial assets and liabilities are explicitly excluded from the scope of the amendment.  The Company’s overall assessment of key in-scope revenue sources include service charges on deposit accounts, rental income from safe deposit boxes and commissions on insurance and annuity sales.  The guidance will not have a significant impact on the Company’s revenue recognition for these key in-scope revenue sources.  The Company adopted this amendment effective January 1, 2018, under the modified retrospective approach.

In January 2016, the FASB amended the Financial Instruments – Overall topic of the FASB ASC.  The amendment addresses several aspects of recognition, measurement, presentation and disclosure of financial instruments.  Included are: (a) a requirement to measure equity investments at fair value, with changes in fair value recognized in net income, (b) a simplification of the impairment assessment of equity investments without readily determinable fair values, (c) the elimination of the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet, and (d) a requirement to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.   Since the Company does not own any equity securities subject to the amendment in its investment portfolio, the amendment will not have a material impact on its consolidated financial statements.  The Company will continue to evaluate the effects that the use of exit prices will have on its fair value disclosures.  The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

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

In March 2016, the FASB amended the Compensation – Stock Compensation topic of the FASB ASC.  The amendment includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  Some of the key provisions of the amendment require companies to record all excess tax benefits and tax deficiencies as income tax benefit or expense in the income statement rather than as an adjustment to additional paid-in capital.  In addition, the amendment requires that excess tax benefits should be reported as an operating activity on the statement of cash flows and increases the amount an employer can withhold for taxes for share-based compensation awards.  The amendment is effective for annual periods beginning after December 15, 2016.  The Company adopted this amendment effective January 1, 2017.  The adoption of this amendment has resulted in increased volatility to income tax expense related to excess tax benefits and tax deficiencies for share-based compensation.  The amount of tax benefits or deficiencies recognized in income tax expense depends on the number of options exercised and the difference in the stock prices at the exercise and grant dates.  For the year ended December 31, 2017, the Company recognized in earnings $1.0 million of tax benefits related to the exercise of stock options.

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

In February 2018, the FASB amended the Income Statement – Reporting Comprehensive Income topic of the FASB ASC.  Existing accounting standards require that the tax effects of tax rate changes on deferred taxes be recorded in current income.  Deferred taxes previously included in accumulated other comprehensive income are not allowed to be adjusted and may not reflect current tax rates.  This amendment allows the reclassification from accumulated other comprehensive income to retained earnings the tax effects resulting from the Tax Cuts and Jobs Act passed in December 2017.  The amendment is effective for fiscal years beginning after December 15, 2018, with early adoption permitted in any period for which financial statements have not yet been issued.  The Company expects to adopt this amendment during the first quarter of 2018 with the reclassification of $1.1 million of deferred taxes between accumulated other comprehensive income and retained earnings.

(3)Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	December 31,
(Dollars in thousands)	2017	2016
Cash and due from banks	$9,114	$9,043
Interest-earning deposits in other banks	22,975	52,230
Cash and cash equivalents	$32,089	$61,273

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank of San Francisco.

(4)Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2017:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$2,870	$—	$(19)	$2,851
Total	$2,870	$—	$(19)	$2,851

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$404,365	$6,056	$(4,603)	$405,818
Trust preferred securities	427	418	—	845
Total	$404,792	$6,474	$(4,603)	$406,663

December 31, 2016:
Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$406,498	$7,285	$(7,024)	$406,759
Trust preferred securities	1,158	5	—	1,163
Total	$407,656	$7,290	$(7,024)	$407,922

The amortized cost and estimated fair value of investment securities by maturity date at December 31, 2017 are shown below. Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Available-for-sale:
Due within 5 years	$—	$—
Due after 5 years through 10 years	—	—
Due after 10 years	2,870	2,851
Total	$2,870	$2,851

Held-to-maturity:
Due within 5 years	$10	$11
Due after 5 years through 10 years	71	71
Due after 10 years	404,711	406,581
Total	$404,792	$406,663

Realized gains and losses and the proceeds from sales of held-to-maturity securities are shown in the table below.  Most of the securities which were sold were U.S. government-sponsored mortgage-backed securities.

(Dollars in thousands)	2017	2016	2015
Proceeds from sales	$7,446	$5,462	$7,718
Gross gains	431	370	701
Gross losses	—	—	—

The sale of these mortgage-backed securities, for which the Company had already collected a substantial portion of the outstanding purchased principal (at least 85%), is in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of intent to hold remaining securities in the held-to-maturity portfolio to maturity.

In 2015, the Company recognized a gross realized gain of $61,000 from the sale of one of the trust preferred securities the Company owned, PreTSL XXIV.  The Company previously wrote off the entire book value of this security when it incurred an other-than-temporary impairment charge in prior years.  The trust preferred security sold was classified in the held-to-maturity portfolio.  Since the credit rating of this security was downgraded, in accordance with the Investment-Debt and Equity Securities topic of the FASB ASC, the sale of this security does not taint management’s intent to hold the remaining securities in the held-to-maturity portfolio.

Investment securities with amortized costs of $287.2 million and $239.9 million at December 31, 2017 and 2016, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities, which were in an unrealized loss position at December 31, 2017 and 2016. The Company does not intend to sell held-to-maturity and available-for-sale securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
December 31, 2017:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$2,851	$19	$—	$—	1	$2,851	$19

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$41,163	$299	$140,200	$4,304	49	$181,363	$4,603

December 31, 2016:
Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$179,741	$5,599	$23,402	$1,425	50	$203,143	$7,024

Mortgage-Backed Securities. The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates subsequent to purchase. All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. Since the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2017.

Trust Preferred Securities. At December 31, 2017, the Company owned one trust preferred security, PreTSL XXIII. PreTSL XXIII has an amortized cost and a remaining cost basis of $427,000 at December 31, 2017.  The trust preferred security represents an investment in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.  This security is classified in the Company’s held-to-maturity investment portfolio.

The trust preferred securities market is considered to be inactive as only six transactions have occurred over the past 72 months in the same tranche of securities that we own and no new issues of pooled trust preferred securities have occurred since 2007.  We used a discounted cash flow model to determine whether this security is other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in PreTSL XXIII did not incur additional impairment during the years ended December 31, 2017, 2016 and 2015 and there is no accumulated other comprehensive loss related to noncredit factors.

It is reasonably possible that the fair value of the trust preferred security could decline in the near term if the overall economy and the financial condition of some of the issuers deteriorate further and the liquidity of this security remains low.  As a result, there is a risk that the Company’s remaining cost basis of $427,000 on the trust preferred security could be credit-related other-than-temporarily impaired in the near term.  The impairment, if any, could be material to the Company’s consolidated statements of income.

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)	2017	2016
Balance at January 1,	$2,403	$2,403
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Credit losses on debt securities which were sold	—	—
Balance at December 31,	$2,403	$2,403

The table below shows the components of accumulated other comprehensive loss, net of taxes, resulting from other-than-temporarily impaired securities:

	December 31,
(Dollars in thousands)	2017	2016
Noncredit losses on other-than-temporarily impaired securities, net of taxes	$—	$—

(5)Federal Home Loan Bank Stock

The Bank, as a member of the FHLB system, is required to obtain and hold shares of capital stock in the FHLB. At December 31, 2017 and 2016, the Bank met such requirement.  At December 31, 2017 and 2016, the Bank owned $6.5 million and $4.9 million, respectively, of capital stock of the FHLB Des Moines.

The Company evaluated its investment in the stock of the FHLB Des Moines for impairment. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment and the liquidity position of the FHLB Des Moines, the Company did not consider its FHLB stock other-than-temporarily impaired.

(6)Federal Reserve Bank Stock

The Bank, as a member of the Federal Reserve System, is required to hold shares of capital stock of the FRB of San Francisco equal to six percent of capital and surplus of the Bank.  At December 31, 2017 and 2016, the Bank met such requirement.  At December 31, 2017 and 2016, the Bank owned $3.1 million of capital stock of the FRB of San Francisco.

The Company evaluated its investment in the stock of the FRB of San Francisco for impairment.  Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment and the liquidity position of the FRB of San Francisco, the Company did not consider its FRB stock other-than-temporarily impaired.

(7)Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	December 31,
(Dollars in thousands)	2017	2016
Real estate loans:
First mortgages:
One- to four-family residential	$1,444,625	$1,289,364
Multi-family residential	10,799	9,551
Construction, commercial and other	21,787	23,346
Home equity loans and lines of credit	12,882	14,805
Total real estate loans	1,490,093	1,337,066
Other loans:
Loans on deposit accounts	274	204
Consumer and other loans	4,340	4,360
Total other loans	4,614	4,564
Less:
Net unearned fees and discounts	(3,188)	(3,191)
Allowance for loan losses	(2,548)	(2,452)
Total unearned fees, discounts and allowance for loan losses	(5,736)	(5,643)
Loans receivable, net	$1,488,971	$1,335,987

The table below presents the activity in the allowance for loan losses by portfolio segment:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
2017:
Balance, beginning of year	$1,594	$519	$2	$115	$222	$2,452
Provision (reversal of provision) for loan losses	63	20	(1)	(40)	10	52
	1,657	539	1	75	232	2,504
Charge-offs	(11)	—	—	(26)	—	(37)
Recoveries	75	—	—	6	—	81
Net recoveries (charge-offs)	64	—	—	(20)	—	44
Balance, end of year	$1,721	$539	$1	$55	$232	$2,548

2016:
Balance, beginning of year	$1,380	$517	$3	$72	$194	$2,166
Provision (reversal of provision) for loan losses	223	1	(1)	59	28	310
	1,603	518	2	131	222	2,476
Charge-offs	(33)	—	—	(28)	—	(61)
Recoveries	24	1	—	12	—	37
Net recoveries (charge-offs)	(9)	1	—	(16)	—	(24)
Balance, end of year	$1,594	$519	$2	$115	$222	$2,452

2015:
Balance, beginning of year	$413	$977	$5	$263	$33	$1,691
Provision (reversal of allowance) for loan losses	964	(471)	(49)	(150)	161	455
	1,377	506	(44)	113	194	2,146
Charge-offs	—	—	—	(53)	—	(53)
Recoveries	3	11	47	12	—	73
Net recoveries (charge-offs)	3	11	47	(41)	—	20
Balance, end of year	$1,380	$517	$3	$72	$194	$2,166

In 2016, the Company changed the look-back period that is used to calculate the historical loss rate from five to seven years.  The look-back period was extended to seven years because the longer look-back period is considered to be more representative of an entire economic cycle.  The seven year look-back period includes loan charge-offs and recoveries related to the recession and the subsequent economic recovery.  The change in the look-back period did not have a material effect on the allowance for loan losses.

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

Management considers the allowance for loan losses at December 31, 2017 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions at that date.  While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings.  In addition, as an integral part of their examination process, the bank regulators periodically review the allowance for loan losses and may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
December 31, 2017:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,721	539	1	55	232	2,548
Total ending allowance balance	$1,721	$539	$1	$55	$232	$2,548

Loans:
Ending loan balance:
Individually evaluated for impairment	$4,977	$—	$165	$—	$—	$5,142
Collectively evaluated for impairment	1,447,326	21,701	12,722	4,628	—	1,486,377
Total ending loan balance	$1,452,303	$21,701	$12,887	$4,628	$—	$1,491,519

December 31, 2016:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,594	519	2	115	222	2,452
Total ending allowance balance	$1,594	$519	$2	$115	$222	$2,452

Loans:
Ending loan balance:
Individually evaluated for impairment	$5,587	$—	$156	$1	$—	$5,744
Collectively evaluated for impairment	1,290,209	23,256	14,656	4,574	—	1,332,695
Total ending loan balance	$1,295,796	$23,256	$14,812	$4,575	$—	$1,338,439

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

		Unpaid
	Recorded	Principal
(Dollars in thousands)	Investment	Balance
December 31, 2017:
With no related allowance recorded:
One- to four-family residential mortgages	$4,977	$5,897
Home equity loans and lines of credit	165	228
Total	$5,142	$6,125

December 31, 2016:
With no related allowance recorded:
One- to four-family residential mortgages	$5,587	$6,469
Home equity loans and lines of credit	156	204
Consumer and other	1	1
Total	$5,744	$6,674

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	Average
	Recorded	Interest Income
(Dollars in thousands)	Investment	Recognized
2017:
With no related allowance recorded:
One- to four-family residential mortgages	$5,112	$58
Home equity loans and lines of credit	175	—
Consumer and other	—	—
Total	$5,287	$58

2016:
With no related allowance recorded:
One- to four-family residential mortgages	$5,743	$72
Home equity loans and lines of credit	161	—
Consumer and other	1	—
Total	$5,905	$72

2015:
With no related allowance recorded:
One- to four-family residential mortgages	$6,642	$71
Home equity loans and lines of credit	131	—
Consumer and other	9	—
Total	$6,782	$71

There were no loans individually evaluated for impairment with a related allowance for loan loss as of December 31, 2017, 2016 or 2015. Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they are written down to fair value at the time of impairment.

The table below presents the aging of loans and accrual status by class of loans:

								Loans
								More Than
								90 Days
	30 - 59	60 - 89	90 Days or					Past Due
	Days Past	Days Past	Greater	Total Past	Loans Not	Total	Nonaccrual	and Still
(Dollars in thousands)	Due	Due	Past Due	Due	Past Due	Loans	Loans	Accruing
December 31, 2017:
One- to four-family residential mortgages	$—	$1,207	$1,589	$2,796	$1,438,725	$1,441,521	$4,062	$—
Multi-family residential mortgages	—	—	—	—	10,782	10,782	—	—
Construction, commercial and other mortgages	—	—	—	—	21,701	21,701	—	—
Home equity loans and lines of credit	—	—	41	41	12,846	12,887	165	—
Loans on deposit accounts	—	—	—	—	274	274	—	—
Consumer and other	4	—	—	4	4,350	4,354	—	—

Total	$4	$1,207	$1,630	$2,841	$1,488,678	$1,491,519	$4,227	$—

December 31, 2016:
One- to four-family residential mortgages	$185	$133	$1,358	$1,676	$1,284,590	$1,286,266	$4,402	$—
Multi-family residential mortgages	—	—	—	—	9,530	9,530	—	—
Construction, commercial and other mortgages	—	—	—	—	23,256	23,256	—	—
Home equity loans and lines of credit	16	35	49	100	14,712	14,812	156	—
Loans on deposit accounts	—	—	—	—	204	204	—	—
Consumer and other	3	—	1	4	4,367	4,371	1	—

Total	$204	$168	$1,408	$1,780	$1,336,659	$1,338,439	$4,559	$—

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

The Company had 17 nonaccrual loans with a book value of $4.2 million at December 31, 2017 and 19 nonaccrual loans with a book value of $4.6 million as of December 31, 2016.  The Company collected interest on nonaccrual loans of $179,000, $195,000 and $233,000 during 2017, 2016 and 2015, respectively, but due to regulatory requirements, the Company recorded the interest as a reduction of principal.  The Company would have recognized additional interest income of $240,000, $268,000 and $312,000 during 2017, 2016, and 2015, respectively, had the loans been accruing interest.  The Company did not have any loans more than 90 days past due and still accruing interest as of December 31, 2017, 2016 or 2015.

There were no loans modified in a troubled debt restructuring during the year ended December 31, 2017 or 2016. There were no new troubled debt restructurings within the past 12 months that subsequently defaulted.

The table below summarizes troubled debt restucturings by class of loans:

	Number of	Accrual	Number of	Nonaccrual
(Dollars in thousands)	Loans	Status	Loans	Status	Total
December 31, 2017:
One- to four-family residential mortgages	4	$915	5	$1,074	$1,989
Home equity loans and lines of credit	—	—	1	92	92
Total	4	$915	6	$1,166	$2,081

December 31, 2016:
One- to four-family residential mortgages	5	$1,185	7	$1,629	$2,814
Home equity loans and lines of credit	—	—	1	107	107
Total	5	$1,185	8	$1,736	$2,921

One of the restructured loans, for $149,000, was more than 149 days delinquent and not accruing interest as of December 31, 2017 and 2016.  Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers.  At December 31, 2017, we have no commitments to lend any additional funds to these borrowers.

The Company had no real estate owned as of December 31, 2017 or 2016.  There were three one- to four-family residential mortgage loans totaling $650,000 and one home equity loan for $41,000 in the process of foreclosure as of December 31, 2017.  There were three one-to four-family residential mortgage loans totaling $660,000 and one home equity loan for $42,000 in the process of foreclosure as of December 31, 2016.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the years ended December 31, 2017, 2016 and 2015, the Company sold $25.0 million, $48.9 million and $56.2 million, respectively, of mortgage loans held for sale and recognized gains of $199,000, $406,000, and $503,000, respectively.  The Company had one loan held for sale for $403,000 at December 31, 2017 and five loans held for sale totaling $1.6 million at December 31, 2016.

The Company serviced loans for others of $35.5 million, $41.5 million and $51.8 million at December 31, 2017, 2016, and 2015, respectively.  Of these amounts, $1.5 million, $2.2 million, and $2.8 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at December 31, 2017, 2016, and 2015, respectively.  The amount of contractually specified servicing fees earned was $105,000,

$128,000 and $153,000 for 2017, 2016, and 2015, respectively.  The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

In the normal course of business, the Company has made loans to certain directors and executive officers under terms which management believes are consistent with the Company’s general lending policies.  Loans to directors and executive officers amounted to $890,000 at December 31, 2017 and $1.4 million at December 31, 2016.

(8)Accrued Interest Receivable

The components of accrued interest receivable are as follows:

	December 31,
(Dollars in thousands)	2017	2016
Investment securities	$1,045	$1,064
Loans receivable	4,090	3,658
Interest-bearing deposits	7	10
Total	$5,142	$4,732

(9)Mortgage Servicing Assets

Mortgage servicing assets are created when the Company sells mortgage loans and retains the rights to service the loans.  Mortgage servicing assets are accounted for in accordance with the Transfers and Servicing topic of the FASB ASC and are initially valued at fair value and subsequently at the lower of cost or fair value.  We amortize mortgage servicing assets in proportion to and over the period of estimated net servicing income.  All servicing assets are grouped into categories based on the interest rate and original term of the loan sold.  Mortgage servicing assets related to loan sales are recorded as a gain on sale of loans and totaled $3,000 and $0 for the years ended December 31, 2017 and 2016, respectively.

The table below presents the changes in our mortgage servicing assets:

(Dollars in thousands)	2017	2016
Balance at beginning of year	$307	$426
Additions	3	—
Impairments	—	(49)
Amortization	(47)	(70)
Balance at end of year	$263	$307

The table below presents the gross carrying values, accumulated amortization, and net carrying values of our mortgage servicing assets:

	December 31,
(Dollars in thousands)	2017	2016
Gross carrying value	$1,310	$1,307
Accumulated amortization	(1,047)	(1,000)
Net carrying value	$263	$307

The estimated amortization expense for our mortgage servicing assets for the next five years and all years thereafter are as follows:

(Dollars in thousands)
2018	$48
2019	32
2020	26
2021	22
2022	20
Thereafter	115
Total	$263

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

Prepayment speed may be affected by economic factors such as home price appreciation, market interest rates, the availability of other loan products to our borrowers and customer payment patterns.  Prepayment speeds include the impact of all borrower prepayments, including full payoffs, additional principal payments and the impact of loans paid off due to foreclosure liquidations.  As market interest rates decline, prepayment speeds will generally increase as customers refinance existing mortgage loans under more favorable interest rate terms and future cash flows will generally decline resulting in a potential reduction, or impairment, to the fair value of the mortgage servicing assets.  Alternatively, an increase in market interest rates may cause a decrease in prepayment speeds and therefore an increase in the fair value of mortgage servicing assets.

The table below presents the fair values and key assumptions used in determining the fair values of our mortgage servicing assets as of December 31, 2017 and 2016:

	2017	2016
Fair value, beginning of year (in thousands)	$368	$441
Fair value, end of year (in thousands)	311	368

Weighted average discount rate	10.50%	10.50%
Weighted average prepayment speed assumption (PSA prepayment speed)	173.3	159.2
Annual cost to service (per loan)	$70	$65

The PSA prepayment model assumes increasing prepayment rates for the first 30 months of a loan’s term and constant prepayment rates thereafter.

(10)Interest Rate Lock and Forward Loan Sale Commitments

The Company may enter into interest rate lock commitments with borrowers on loans intended to be sold. To manage interest rate risk on the lock commitments, the Company may also enter into forward loan sale commitments.  The interest rate lock commitments and forward loan sale commitments are treated as derivatives and are recorded at their fair values in prepaid expenses and other assets or in accounts payable and accrued expenses.  Changes in fair value are recorded in current earnings.  At December 31, 2017, interest rate locks and forward loan sale commitments on loans held for sale amounted to $2.5 million and $2.9 million, respectively.

The table below presents the location of assets and liabilities related to derivatives:

		Asset Derivatives		Liability Derivatives
	Location on	Fair Value at December 31,		Fair Value at December 31,
(Dollars in thousands)	Balance Sheet	2017	2016	2017	2016
Interest rate contracts	Prepaid expenses and other assets	$8	$104	$—	$—

Interest rate contracts	Accounts payable and accrued expenses	—	—	8	104
Total derivatives		$8	$104	$8	$104

The table below presents the location of gains and losses related to derivatives:

	Location of
	Loss on
(Dollars in thousands)	Statement of Income	2017	2016
Interest rate contracts	Gain on sale of loans	$—	$6

(11)Premises and Equipment

Premises and equipment are as follows:

	December 31,
(Dollars in thousands)	2017	2016
Land	$585	$585
Buildings and improvements	1,301	1,045
Leasehold improvements	13,915	13,005
Furniture, fixtures and equipment	5,727	5,261
Automobiles	115	115
	21,643	20,011
Less accumulated depreciation and amortization	(15,962)	(16,066)
	5,681	3,945
Construction in progress	40	382
Total	$5,721	$4,327

Depreciation expense was $1.1 million, $1.1 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(12) Deposits

Deposit accounts by type are summarized with their respective weighted-average interest rates as follows:

	December 31,
	2017		2016
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$49,725	-%	$47,703	-%
Savings accounts	1,040,248	0.46	1,022,159	0.41
Certificates of deposit	312,225	1.34	236,043	0.96
Money market	5,578	0.43	3,406	0.44
Checking and Super NOW	189,519	0.02	183,889	0.02
Total	$1,597,295	0.56%	$1,493,200	0.43%

The maturity of certificate of deposit accounts at December 31, 2017 is as follows (dollars in thousands):

Maturing in:
2018	$165,706
2019	70,272
2020	31,423
2021	20,458
2022	24,366
Total	$312,225

Certificates of deposit with balances greater than or equal to $250,000 totaled $192.8 mllion and $141.6 million at December 31, 2017 and 2016, respectively. Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per account owner.

Interest expense by type of deposit is as follows:

(Dollars in thousands)	2017	2016	2015
Savings	$4,445	$4,162	$3,670
Certificates of deposit and money market	3,182	1,734	1,118
Checking and Super NOW	39	37	33
Total	$7,666	$5,933	$4,821

At December 31, 2017 and 2016, overdrawn deposit accounts totaled $22,000 and have been reclassified as loans in the consolidated balance sheets.

(13)Advances from the Federal Home Loan Bank

Federal Home Loan Bank advances are secured by a blanket pledge on the Bank’s assets not otherwise pledged. Our credit line with the FHLB Des Moines is equal to 35% of the Bank’s total assets and as of December 31, 2017 and 2016, we had the capacity to borrow an additional $579.4 million and $577.9 million, respectively.

Advances outstanding consisted of the following:

	December 31,
	2017		2016
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Due within one year	$46,200	1.39%	$—	—%
Due over 1 year to 2 years	31,000	1.79	37,000	1.33
Due over 2 years to 3 years	15,000	1.85	22,000	1.66
Due over 3 years to 4 years	15,000	2.32	10,000	1.66
Total	$107,200	1.70%	$69,000	1.49%

(14) Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset. Securities sold under agreements to repurchase are summarized as follows:

	2017		2016
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
1 year or less	$—	—%	$25,000	1.46%
Over 1 year to 2 years	25,000	1.66	—	—
Over 2 years to 3 years	5,000	1.65	25,000	1.66
Over 3 years to 4 years	—	—	5,000	1.65
Total	$30,000	1.66%	$55,000	1.57%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at December 31, 2017. The amount at risk is the greater of the carrying value or fair value over the repurchase liability and refers to the potential loss to the Company if the secured lender fails to return the security at the maturity date of the agreement.  All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government sponsored enterprises.  The repurchase liability cannot exceed 90% of the fair value of securities pledged.  In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$39,834	$39,986	$30,000	$9,986	17

(15)Offsetting of Financial Liabilities

Securities sold under agreements to repurchase are subject to a right of offset in the event of default.  See Note 14, Securities Sold Under Agreements to Repurchase, for additional information.

			Net Amount of	Gross Amount Not Offset in the
	Gross Amount	Gross Amount	Liabilities	Balance Sheet
	of Recognized	Offset in the	Presented in the	Financial	Cash Collateral
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
December 31, 2017:
Securities sold under agreements to repurchase	$30,000	$—	$30,000	$30,000	$—	$—

December 31, 2016:
Securities sold under agreements to repurchase	$55,000	$—	$55,000	$55,000	$—	$—

(16)Income Taxes

Allocation of federal and state income taxes between current and deferred provisions is as follows:

(Dollars in thousands)	2017	2016	2015
Current
Federal	$6,219	$7,487	$10,176
State	1,447	1,810	1,833
	7,666	9,297	12,009
Deferred
Federal	3,273	1,339	(2,147)
State	163	151	(76)
	3,436	1,490	(2,223)
Total	$11,102	$10,787	$9,786

The federal statutory corporate tax rate for the years ended December 31, 2017, 2016 and 2015 was 35%. A reconciliation of the tax provision based on the statutory corporate rate on pretax income and the provision for taxes as shown in the accompanying consolidated statements of income is as follows:

(Dollars in thousands)	2017	2016	2015
Income tax expense at statutory rate	$9,123	$9,497	$8,587
Income tax effect of:
Other tax-exempt income	(317)	(338)	(359)
Share-based compensation	2	68	87
State income taxes, net of federal income tax benefits	1,104	1,057	1,104
Tax benefit from the exercise of stock options (1)	(1,046)	—	—
Write-down of deferred income taxes (2)	2,054	—	—
Other	182	503	367
Total income tax expense	$11,102	$10,787	$9,786
Effective income tax rate	42.59%	39.75%	39.89%

(1)

Starting in 2017 a new accounting standard requires that any excess tax benefits resulting from the exercise of stock options be recognized in income tax expense.  Prior to the adoption of the new standard, the excess tax benefits were recorded as additional paid-in-capital.

(2)

Income tax expense for 2017 included a $2.1 million write-down of deferred income tax assets that resulted when the federal corporate tax rate was lowered from 35% to 21% due to the Tax Cuts and Jobs Act.

The components of income taxes payable (receivable) are as follows:

	December 31,
(Dollars in thousands)	2017	2016
Current taxes payable (receivable):
Federal	$(1,571)	$(122)
State	1,483	1,616
	$(88)	$1,494
Deferred taxes receivable:
Federal	$(3,178)	$(6,350)
State	(1,431)	(1,555)
	$(4,609)	$(7,905)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(Dollars in thousands)	2017	2016
Deferred tax assets:
Premises and equipment	$966	$1,737
Hawaii franchise tax	440	560
Unfunded pension liability	1,229	1,550
Allowance for loan losses	678	969
Impaired asset write-down	724	1,020
Employee benefit plans	2,580	3,785
Equity incentive plan	420	1,330
Unrealized losses on securities available-for-sale	17	21
Deferred compensation	453	744
Other	137	215
	7,644	11,931
Deferred tax liabilities:
Net deferred loan fees	2,676	3,566
FHLB stock dividends	126	196
Prepaid expense	163	143
Premiums on loans sold	70	121
	3,035	4,026
Net deferred tax assets	$4,609	$7,905

Deferred tax assets and liabilities at December 31, 2017 and 2016 were calculated using federal corporate tax rates of 21% and 35%, respectively.  The corporate tax rate was lowered to 21% due to the Tax Cuts and Jobs Act of 2017.  The lower tax rate caused a $2.1 million increase in income tax expense and write down of deferred income tax assets.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. There was no valuation allowance for deferred tax assets as of December 31, 2017 and 2016.

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

On November 4, 2008, the Board of Directors approved changes to the Company’s defined benefit pension plan. Effective December 31, 2008, there are no further accrual of benefits for any participants and benefits do not increase with any additional years of service. Employees already enrolled in the Pension Plan as of December 31, 2008 will be 100% vested if they have at least five years of service. For employees with less than five years of service, vesting would occur at the employee’s five-year anniversary date.

In addition, the Company sponsors a Supplemental Employee Retirement Plan (SERP), a noncontributory supplemental retirement benefit plan, which covers certain current and former employees of the Company for amounts in addition to those provided under the Pension Plan.

The following table sets forth the status of the Pension Plan and SERP at the dates indicated:

	Pension Plan		SERP
	December 31,
(Dollars in thousands)	2017	2016	2017	2016
Accumulated benefit obligation at end of year	$19,314	$17,496	$9,242	$9,044
Change in projected benefit obligation:
Benefit obligation at beginning of year	$17,496	$17,321	$9,044	$8,891
Service cost	193	194	75	38
Interest cost	763	752	140	132
Actuarial loss (gain)	1,670	(90)	—	—
Benefits paid	(808)	(681)	(17)	(17)
Benefit obligation at end of year	19,314	17,496	9,242	9,044
Change in plan assets:
Fair value of plan assets at beginning of year	14,804	13,140	—	—
Actual return on plan assets	1,931	345	—	—
Employer contributions	—	2,000	17	17
Benefits paid	(808)	(681)	(17)	(17)
Fair value of plan assets at end of year	15,927	14,804	—	—
Funded status at end of year	$(3,387)	$(2,692)	$(9,242)	$(9,044)
Amounts recognized in the consolidated balance sheets:
Accounts payable and accrued expenses - liability	$(3,387)	$(2,692)	$(9,242)	$(9,044)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$9,096	$8,582	$—	$—
Prior service cost	149	154	—	—
Accumulated other comprehensive loss, before tax	$9,245	$8,736	$—	$—

The following table sets forth the changes recognized in accumulated other comprehensive loss for the years indicated:

	Pension Plan
	Year Ended December 31,
(Dollars in thousands)	2017	2016
Accumulated other comprehensive loss at beginning of year, before tax	$8,736	$8,375
Actuarial net loss arising during the period	764	580
Amortizations (recognized in net periodic benefit cost):
Actuarial loss	(250)	(214)
Prior service cost	(5)	(5)
Total recognized in other comprehensive loss	509	361
Accumulated other comprehensive loss at end of year, before tax	$9,245	$8,736

For the years ended December 31, 2017 and 2016, the following weighted average assumptions were used to determine benefit obligations at the end of the year:

	Pension Plan		SERP
	Year Ended December 31,
	2017	2016	2017	2016
Assumptions used to determine the year-end benefit obligations:
Discount rate	3.70%	4.30%	5.04%	5.05%
Rate of compensation increase	N/A	N/A	5.00%	5.00%

The Company does not expect any plan assets to be returned to the Company during calendar year 2018.

The dates used to determine retirement measurements for the Pension Plan were December 31, 2017 and 2016.

The Company’s investment strategy for the defined benefit retirement plan is to maintain a consistent rate of return with primary emphasis on capital appreciation and secondary emphasis on income to enhance the purchasing power of the plan’s assets over the long-term and to preserve capital. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate. Normal target allocations at December 31, 2017 were 55% domestic equity securities, 10% international equity securities and 35% bonds.  Equity securities primarily include stocks, investment in exchange traded funds and large-cap, mid-cap and small-cap mutual funds.  Bonds include U.S. Treasuries, mortgage-backed securities and corporate bonds of companies in diversified industries. Other types of investments include money market funds and savings accounts opened with the Company.

As of December 31, 2017 and 2016, the Pension Plan’s assets measured at fair value were classified as follows:

		Fair Value of Measurements at Report Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2017:
Cash	$846	$846	$—	$—
Equities	11,814	11,814	—	—
Mutual funds (1)	3,267	3,267	—	—
Total	$15,927	$15,927	$—	$—

December 31, 2016:
Cash	$1,839	$1,839	$—	$—
Equities	9,794	9,794	—	—
Mutual funds (1)	3,171	3,171	—	—
Total	$14,804	$14,804	$—	$—

(1)

This category includes mutual funds that invest in equities and bonds.  The mutual fund managers have the ability to change the amounts invested in equities and bonds depending on their investment outlook.

Estimated future benefit payments reflecting expected future service at December 31, 2017 are as follows:

	Pension
(Dollars in thousands)	Plan	SERP
2018	$954	$17
2019	1,007	6,488
2020	1,039	150
2021	1,092	2,320
2022	1,133	144
2023 - 2027	5,794	665
Total	$11,019	$9,784

For the years ended December 31, 2017, 2016, and 2015, the following weighted average assumptions were used to determine net periodic benefit cost for the fiscal years shown:

	Pension Plan			SERP
	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015	2017	2016	2015
Assumptions used to determine the net periodic benefit cost:
Discount rate	4.30%	4.40%	4.10%	5.03%	5.05%	5.06%
Expected return on plan assets	7.25	7.50	7.50	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	5.00	5.00	5.00

The components of net periodic benefit cost were as follows:

	Pension Plan			SERP
	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015	2017	2016	2015
Net periodic benefit cost for the year:
Service cost	$193	$194	$120	$75	$38	$29
Interest cost	763	752	722	140	132	125
Expected return on plan assets	(1,026)	(1,015)	(976)	—	—	—
Amortization of prior service cost	5	5	—	—	—	—
Recognized actuarial loss	250	214	215	—	—	—
Recognized curtailment loss	—	—	—	—	—	—
Net periodic benefit cost	$185	$150	$81	$215	$170	$154

The estimated prior service cost and net actuarial loss that will be amortized from AOCI into net periodic pension benefit cost in 2018 are $5,000 and $249,000, respectively.

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

The Company does not expect to make any contributions to the defined benefit pension plan in 2018.  The Company expects to make a $17,000 contribution to the SERP in 2018 to cover actual benefit payments.

The Company also has a 401(k) defined contribution plan and profit sharing plan covering all employees after one year of service. The 401(k) plan provides for employer matching contributions, as determined by the Company, based on a percentage of employees’ contributions subject to a maximum amount defined in the plan agreement. The Company’s 401(k) matching contributions, based on 5% of employees’ contributions for 2017, 2016 and 2015, amounted to $57,000, $57,000, and $56,000, respectively. The Company contributes to the profit sharing plan an amount determined by the Board of Directors. No contributions were made to the profit sharing plan for years ended December 31, 2017, 2016 and 2015.

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company.  The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants.  As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity.  The shares committed to be released are considered outstanding for earnings per share computations.  Compensation expense recognized for the years ended December 31, 2017 and 2016 amounted to $1.8 million and $1.1 million, respectively.

Shares held by the ESOP trust were as follows:

	December 31,
	2017	2016
Allocated shares	397,912	372,997
Unearned shares	538,261	587,193
Total ESOP shares	936,173	960,190
Fair value of unearned shares, in thousands	$16,616	$19,283

The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula.  The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits.  For the years ended December 31, 2017 and 2016, we accrued $341,000 and $454,000, respectively, for the ESOP restoration plan.

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

(In thousands)	2017	2016	2015
Compensation expense	$153	$1,789	$2,670
Income tax benefit	42	718	1,072

Shares of our common stock issued under the 2010 Equity Incentive Plan shall be authorized shares.   The maximum number of shares that will be awarded under the plan is 1,862,637 shares.

Stock Options

The table below presents the stock option activity of the Company:

		Weighted		Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (years)	(in thousands)
Options outstanding at December 31, 2014	832,954	$17.38	5.68	$3,471
Granted	3,600	26.23	9.67
Exercised	1,000	17.36		8
Forfeited	3,254	17.36
Expired	—
Options outstanding at December 31, 2015	832,300	$17.42	4.70	$8,588
Granted	—
Exercised	125,870	17.36		1,378
Forfeited	—
Expired	—
Options outstanding at December 31, 2016	706,430	$17.43	3.70	$10,884
Granted	—
Exercised	294,887	17.36		4,345
Forfeited	—
Expired	—
Options outstanding at December 31, 2017	411,543	$17.48	2.73	$5,509

Options vested and exercisable at December 31, 2017	410,343	$17.46	2.71	$5,503

The following summarizes certain stock option activity of the Company:

(In thousands)	2017	2016	2015
Intrinsic value of stock options exercised	$4,345	$1,378	$8
Proceeds received from stock options exercised	5,119	2,186	17
Tax benefits realized from stock options exercised	1,601	368	3
Total fair value of stock options that vested	37	4,495	3,854

During the year ended December 31, 2017, the Company issued 135,210 shares of common stock in exchange for 294,887 stock options and 159,677 common shares.  Pursuant to the provisions of our equity incentive plan, optionees are permitted to use the value of common stock they own in a stock swap transaction or use a net settlement method to pay the exercise price of stock options.

As of December 31, 2017, the Company had $3,000 of unrecognized compensation costs related to the stock option plan.  The cost of the stock option plan is being amortized over a three-year vesting period.

Restricted Stock

Restricted stock is accounted for as a fixed grant using the fair value of the Company’s stock at the time of grant.  Unvested restricted stock may not be disposed of or transferred during the vesting period.  Restricted stock carries the right to receive dividends, although dividends attributable to restricted stock may be retained by the Company until the shares vest, at which time they are paid to the award recipient.

The table below presents the restricted stock activity:

		Weighted
		Average Grant
	Restricted	Date Fair
	Stock	Value
Nonvested at December 31, 2014	226,733	$17.39
Granted	3,600	26.33
Vested	113,332	17.39
Forfeited	2,459	17.36
Nonvested at December 31, 2015	114,542	$17.67
Granted	—	—
Vested	112,142	17.49
Forfeited	—	—
Nonvested at December 31, 2016	2,400	$26.23
Granted	9,604	29.53
Vested	1,200	26.23
Forfeited	—	—
Nonvested at December 31, 2017	10,804	$29.16

During the year ended December 31, 2017, the Company issued 9,604 shares of restricted stock to certain members of executive management under the 2010 Equity Incentive Plan.  The fair value of the restricted stock is based on the value of the Company’s stock on the date of grant.  Restricted stock will vest over three years from the date of the grant.

As of December 31, 2017, the Company had $246,000 of unrecognized compensation costs related to restricted stock.

During the year ended December 31, 2017, the Company issued 11,525 of performance-based restricted stock units (PRSUs) to certain members of executive management under the 2010 Equity Incentive Plan.  These PRSUs will vest in the first quarter of 2020 after our Compensation Committee determines whether a performance condition that compares the Company’s return on average equity to the SNL Bank Index is achieved.  Depending on the Company’s performance, the actual number of these PRSUs that are issued at the end of the vesting period can vary between 0% to 150% of the target award.  For the PRSUs, an estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized.  This estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period.

The table below presents the PRSUs that will vest on a performance condition:

Performance-
Based Restricted
	Stock Units	Weighted
	Based on a	Average Grant
	Performance	Date Fair
	Condition	Value
Nonvested at December 31, 2016	—	$—
Granted	11,525	29.53
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2017	11,525	$29.53

The fair value of these PRSUs is based on the fair value of the Company’s stock on the date of grant.  As of December 31, 2017, the Company had $194,000 of unrecognized compensation costs related to these PRSUs.  Performance will be measured over a three-year period and will be cliff vested.

During the year ended December 31, 2017, the Company issued 2,881 of PRSUs to certain members of executive management under the 2010 Equity Incentive Plan.  These PRSUs will vest in the first quarter of 2020 after our Compensation Committee determines whether a market condition that compares the Company’s total stock return to the SNL Bank Index is achieved.  The number of shares that will be expensed will not be adjusted for performance.  The fair value of these PRSUs is based on a Monte Carlo valuation of the Company’s stock on the date of grant.  The assumptions which were used in the Monte Carlo valuation of the PRSUs are:

Grant date: May 25, 2017

Performance period: January 1, 2017 to December 31, 2019

2.60 year risk-free rate on grant date: 1.40%

December 31, 2016 closing price: $32.84

Closing stock price on date of grant: $29.53

Annualized volatility (based on 2.60 year historical volatility as of the grant date): 15.7%

Annual dividend preceeding the grant date: $0.80

The table below presents the PRSUs that will vest on a market condition:

Performance-
	Based Restricted	Monte Carlo
	Stock Units	Valuation of
	Based on a	the Company's
	Market Condition	Stock
Nonvested at December 31, 2016	—	$—
Granted	2,881	24.44
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2017	2,881	$24.44

As of December 31, 2017, the Company had $37,000 of unrecognized compensation costs related to the PRSUs that are based on a market condition.  Performance will be measured over a three-year period and will be cliff vested.

(20)Earnings Per Share

Holders of unvested restricted stock receive nonforfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings.  Unvested resticted stock awards that contain nonforfeitable rights to dividends or dividend equivalents are considered to be participating securities in the earnings per share computation using the two-class method.  Under the two-class method, earnings are allocated to common shareholders and participating securities according to their respective rights to earnings.

The table below presents the information used to compute basic and diluted earnings per share:

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015
Net income	$14,962	$16,347	$14,748
Income allocated to participating securities	(27)	(126)	(297)
Net income available to common shareholders	$14,935	$16,221	$14,451

Weighted-average number of shares used in:
Basic earnings per share	9,273,783	9,093,385	9,073,015
Dilutive common stock equivalents:
Stock options and restricted stock units	258,941	218,590	190,252
Diluted earnings per share	9,532,724	9,311,975	9,263,267

Net income per common share, basic	$1.61	$1.78	$1.59
Net income per common share, diluted	$1.57	$1.74	$1.56

(21)Other Comprehensive Loss

The table below presents the changes in the components of accumulated other comprehensive income and loss, net of taxes:

		Noncredit
		Related
		Loss on
	Unfunded	Trust	Unrealized
	Pension	Preferred	Loss on
(Dollars in thousands)	Liability	Securities	Securities	Total

December 31, 2017:
Balances at beginning of year	$5,284	$—	$32	$5,316
Other comprehensive loss, net of taxes	373	—	5	378
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive loss	373	—	5	378
Balances at end of year	$5,657	$—	$37	$5,694

December 31, 2016:
Balances at beginning of year	$5,044	$147	$45	$5,236
Other comprehensive loss (income), net of taxes	240	(147)	(13)	80
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive loss (income)	240	(147)	(13)	80
Balances at end of year	$5,284	$—	$32	$5,316

December 31, 2015:
Balances at beginning of year	$5,032	$284	$72	$5,388
Other comprehensive loss (income), net of taxes	12	(137)	(27)	(152)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive loss (income)	12	(137)	(27)	(152)
Balances at end of year	$5,044	$147	$45	$5,236

The table below presents the tax effect on each component of accumulated other comprehensive loss:

	Year Ended December 31,
	2017			2016			2015
	Pretax		After Tax	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount	Amount	Tax	Amount
Unfunded pension liability	$509	$(136)	$373	$361	$(121)	$240	$20	$(8)	$12
Noncredit related loss on trust preferred securities	—	—	—	(242)	95	(147)	(226)	89	(137)
Unrealized loss on securities	9	(4)	5	(22)	9	(13)	(45)	18	(27)
Total	$518	$(140)	$378	$97	$(17)	$80	$(251)	$99	$(152)

(22)Commitments

(a)	Loan Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on an individual basis. The Company’s policy is to require suitable collateral, primarily real estate, to be provided by customers prior to disbursement of approved loans. At December 31, 2017 and 2016, the Company had loan commitments aggregating to $15.5 million (interest rates from 2.875% to 4.125%) and $50.5 million (interest rates from 2.500% to 4.625%), respectively, primarily consisting of fixed-rate residential first mortgage loans.  In addition to commitments to originate loans, at December 31, 2017 and 2016, the Company had $27.2 million and $28.6 million, respectively, in unused lines of credit to borrowers.

(b)	Lease Commitments

The Company leases a majority of its premises under operating leases expiring on various dates through 2029. Total rental expense comprised minimum rentals of $3.0 million, $2.9 million, and $2.9 million for the years ended December 31, 2017, 2016, and 2015, respectively.

At December 31, 2017, future minimum rental commitments under all noncancelable operating leases are as follows:

(Dollars in thousands)
2018	$2,809
2019	2,353
2020	1,919
2021	1,463
2022	1,293
Thereafter	4,557
Total	$14,394

Certain leases are renegotiable during the period of the lease or have renewal options at the expiration of the lease term. The majority of lease agreements relates to real estate and generally provides that the Company pay taxes, maintenance, insurance, and certain other operating expenses applicable to the leased premises.

In addition, the Company leases to a tenant certain property that it owns. Future minimum rental income for this noncancelable lease is as follows:

(Dollars in thousands)
2018	$110
2019	110
2020	110
2021	110
2022	—
Thereafter	—
Total	$440

Rental income comprised of minimum rentals for 2017, 2016, and 2015 was approximately $110,000 each year.

(c)	Reserve Requirements

The Company is required by the Federal Reserve Bank to maintain reserves based on the amount of deposits held. The reserve requirement at December 31, 2017 and 2016 was $12.8 million and $10.7 million, respectively, and the Company met such requirements.

(23)Regulatory Capital and Supervision

Territorial Savings Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  Effective January 1, 2015, the well capitalized threshold for Tier 1 risk-based capital was increased from 6.0% to 8.0% and a new capital standard, common equity tier 1 risk-based capital, was implemented with a 6.5% ratio requirement for a financial institution to be considered well capitalized.  Additionally, effective January 1, 2015, consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions became applicable to savings and loan holding companies over $1.0 billion in assets, such as the Company.  The capital requirements become fully-phased in on January 1, 2019.  At December 31, 2017, Territorial Savings Bank and the Company exceeded all of the fully-phased in regulatory capital requirements and are considered to be “well capitalized” under regulatory guidelines.

The table below present the fully-phased in capital required to be considered “well-capitalized” as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for Territorial Savings Bank and the Company at December 31, 2017 and 2016:

(Dollars in thousands)	Required Ratio	Actual Amount	Actual Ratio
December 31, 2017:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$218,826	11.04%
Territorial Bancorp Inc.	5.00%	$240,548	12.13%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$218,826	23.31%
Territorial Bancorp Inc.	9.00%	$240,548	25.62%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$218,826	23.31%
Territorial Bancorp Inc.	10.50%	$240,548	25.62%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$221,460	23.59%
Territorial Bancorp Inc.	12.50%	$243,182	25.90%

December 31, 2016:
Tier 1 Leverage Capital
Territorial Savings Bank (2)	9.00%	$219,365	11.76%
Territorial Bancorp Inc.	5.00%	$235,102	12.60%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$219,365	25.30%
Territorial Bancorp Inc.	9.00%	$235,102	27.11%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$219,365	25.30%
Territorial Bancorp Inc.	10.50%	$235,102	27.11%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$221,912	25.59%
Territorial Bancorp Inc.	12.50%	$237,649	27.41%

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

At December 31, 2017 and 2016, the Bank’s capital ratios exceeded the minimum capital thresholds for a “well-capitalized” institution. There are no conditions or events that have changed the institution’s category under the capital guidelines.

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

The trust preferred securities represent investments in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.  The trust preferred securities market is considered to be inactive as only six transactions have occurred over the past 72 months in the same tranche of securities we own and no new issues of pooled trust preferred securities have occurred since 2007.  The fair value of our trust preferred securities was determined using a discounted cash flow model.  Our model used a discount rate equal to three-month LIBOR plus 20.00%.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2017
Assets
Cash and cash equivalents	$32,089	$32,089	$32,089	$—	$—
Investment securities available for sale	2,851	2,851	—	2,851	—
Investment securities held to maturity	404,792	406,663	—	405,818	845
Loans held for sale	403	414	—	414	—
Loans receivable, net	1,488,971	1,505,097	—	—	1,505,097
FHLB stock	6,541	6,541	—	6,541	—
FRB stock	3,103	3,103	—	3,103	—
Accrued interest receivable	5,142	5,142	7	1,045	4,090
Interest rate contracts	8	8	—	8	—

Liabilities
Deposits	1,597,295	1,595,992	—	1,285,070	310,922
Advances from the Federal Home Loan Bank	107,200	107,019	—	107,019	—
Securities sold under agreements to repurchase	30,000	29,846	—	29,846	—
Accrued interest payable	575	575	—	115	460
Interest rate contracts	8	8	—	8	—

December 31, 2016
Assets
Cash and cash equivalents	$61,273	$61,273	$61,273	$—	$—
Investment securities held to maturity	407,656	407,922	—	406,759	1,163
Loans held for sale	1,601	1,601	—	1,601	—
Loans receivable, net	1,335,987	1,352,137	—	—	1,352,137
FHLB stock	4,945	4,945	—	4,945	—
FRB stock	3,095	3,095	—	3,095	—
Accrued interest receivable	4,732	4,732	10	1,064	3,658
Interest rate contracts	104	104	—	104	—

Liabilities
Deposits	1,493,200	1,493,094	—	1,257,157	235,937
Advances from the Federal Home Loan Bank	69,000	69,068	—	69,068	—
Securities sold under agreements to repurchase	55,000	55,123	—	55,123	—
Accrued interest payable	218	218	—	172	46
Interest rate contracts	104	104	—	104	—

At December 31, 2017 and 2016, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

December 31, 2017
Interest rate contracts — assets	$—	$8	$—	$8
Interest rate contracts — liabilities	—	(8)	—	(8)
Available-for-sale investments	—	2,851	—	2,851

December 31, 2016
Interest rate contracts — assets	$—	$104	$—	$104
Interest rate contracts — liabilities	—	(104)	—	(104)

The fair value of interest rate contracts was determined by referring to prices quoted in the secondary market for similar contracts. The fair value of available-for-sale investments was determined using pricing models that consider bid and ask prices and prices at which similar securities traded.

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of December 31, 2017 and 2016 and the related gains and losses for the years then ended:

	Fair Value
(Dollars in thousands)	Adjustment Date	Level 1	Level 2	Level 3	Total	Total Gains (Losses)

December 31, 2017
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

(26)Parent Company Only

Presented below are the condensed balance sheet, statement of income, and statement of cash flows for Territorial Bancorp Inc.

Condensed Balance Sheet

	December 31,
(Dollars in thousands)	2017	2016
Assets
Cash	$20,093	$15,288
Investment in Territorial Savings Bank	213,132	214,050
Receivable from Territorial Savings Bank	1,539	373
Prepaid expenses and other assets	141	81
Total assets	$234,905	$229,792
Liabilities and Equity
Other liabilities	$51	$6
Equity	234,854	229,786
Total liabilities and equity	$234,905	$229,792

Condensed Statement of Income

	For the Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Interest and dividend income:
Dividends from Territorial Savings Bank	$16,200	$7,500	$14,000
Interest-earning deposit with Territorial Savings Bank	49	34	29
Total interest and dividend income	16,249	7,534	14,029

Noninterest expense:
Salaries	37	40	34
Other general and administrative expenses	989	745	829
Total noninterest expense	1,026	785	863

Income before income taxes and equity in undistributed earnings in subsidiaries	15,223	6,749	13,166

Income taxes	(384)	(285)	(416)

Income before equity in undistributed earnings in subsidiaries	15,607	7,034	13,582

Equity in undistributed earnings of Territorial Savings Bank, net of dividends	(645)	9,313	1,166

Net income	$14,962	$16,347	$14,748

Condensed Statement of Cash Flows

	For the Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$14,962	$16,347	$14,748
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Territorial Savings Bank, net of dividends	645	(9,313)	(1,166)
ESOP expense	1,529	1,353	1,210
Net (increase) decrease in prepaid expenses and other assets	(1,226)	659	1,170
Net increase (decrease) in other liabilities	27	(18)	(18)
Net cash provided by operating activities	15,937	9,028	15,944

Cash flows from investing activities:
Investment in Territorial Savings Bank	—	—	—
Net cash used in investing activities	—	—	—

Cash flows from financing activities:
Proceeds from issuance of common stock	—	566	17
Repurchases of common stock	(9)	(1,674)	(9,326)
Cash dividends paid	(11,123)	(8,409)	(7,013)
Net cash used in financing activities	(11,132)	(9,517)	(16,322)
Net increase (decrease) in cash	4,805	(489)	(378)
Cash at beginning of the period	15,288	15,777	16,155
Cash at end of the period	$20,093	$15,288	$15,777

(27)Unaudited Quarterly Financial Information

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(Dollars in thousands, except per share data)
2017:
Interest income	$16,781	$16,777	$17,177	$17,598	$68,333
Interest expense	2,121	2,253	2,518	2,697	9,589
Net interest income	14,660	14,524	14,659	14,901	58,744
Provision (reversal of provision) for loan losses	71	(123)	54	50	52
Net interest income after provision for loan losses	14,589	14,647	14,605	14,851	58,692
Noninterest income	1,022	1,059	909	856	3,846
Noninterest expense	8,707	8,754	8,761	10,252	36,474
Income before income taxes	6,904	6,952	6,753	5,455	26,064
Income taxes	2,583	2,651	2,580	3,288	11,102
Net income	4,321	4,301	4,173	2,167	14,962
Basic earnings per share	0.47	0.46	0.45	0.23	1.61
Diluted earnings per share	0.46	0.45	0.44	0.23	1.57
Cash dividends declared per common share	0.20	0.20	0.30	0.50	1.20

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(Dollars in thousands, except per share data)
2016:
Interest income	$16,380	$16,543	$16,669	$16,481	$66,073
Interest expense	1,883	1,944	1,964	2,053	7,844
Net interest income	14,497	14,599	14,705	14,428	58,229
Provision for loan losses	28	84	107	91	310
Net interest income after provision for loan losses	14,469	14,515	14,598	14,337	57,919
Noninterest income	886	1,134	1,003	1,071	4,094
Noninterest expense	9,059	8,988	8,645	8,187	34,879
Income before income taxes	6,296	6,661	6,956	7,221	27,134
Income taxes	2,512	2,624	2,792	2,859	10,787
Net income	3,784	4,037	4,164	4,362	16,347
Basic earnings per share	0.41	0.44	0.45	0.48	1.78
Diluted earnings per share	0.40	0.43	0.44	0.46	1.74
Cash dividends declared per common share	0.18	0.18	0.18	0.38	0.92

(28)Subsequent Events

On January 25, 2018, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.20 per share of common stock.  The dividend was paid on February 22, 2018 to stockholders of record as of February 8, 2018.

ITEM 9.Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2017. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, and it is included in Item 8, under Part II of this Annual Report on Form 10-K.

ITEM 9B.Other Information

None.

PART III

ITEM 10.Directors, Executive Officers and Corporate Governance

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders under the captions “Proposal 1—Election of Directors,” “Information About Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics and Business Conduct,” “Nominating and Corporate Governance Committee Procedures—Procedures to be Followed by Stockholders,” “Committees of the Board of Directors” and “—Audit Committee” is incorporated herein by reference.

ITEM 11.Executive Compensation

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders under the caption “Executive Compensation” is incorporated herein by reference.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders under the caption “Stock Ownership” is incorporated herein by reference.  Information with respect to the security ownership of our directors and executive officers is included above in “Item 10. Directors, Executive Officers and Corporate Governance,” and is incorporated herein by reference.

Equity Compensation Plan Information

Set forth below is information as of December 31, 2017 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-average	Share-based
	Be Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(excluding securities
	Warrants and Rights	Warrants and Rights	reflected in first column)
Equity compensation plans approved by security holders (1)	410,343	$17.46	246,576

(1)	Reflects stock options only

ITEM 13.Certain Relationships and Related Transactions, and Director Independence

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders under the captions “Transactions with Certain Related Persons” and “Proposal 1 — Election of Directors” is incorporated herein by reference.

ITEM 14.Principal Accountant Fees and Services

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders under the captions “Proposal II—Ratification of Independent Registered Public Accounting Firm—Audit Fees” and “—Pre-Approval of Services by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.Exhibits and Financial Statement Schedules

(a)Financial Statements

The following documents are filed as part of this annual report:

(i)	Reports of Independent Registered Public Accounting Firms
(ii)	Consolidated Balance Sheets at December 31, 2017 and 2016
(iii)	Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015
(iv)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
(v)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015
(vi)	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
(vii)	Notes to Consolidated Financial Statements

(b)Exhibits

3.1	Articles of Incorporation of Territorial Bancorp Inc. (1)
3.2	Bylaws of Territorial Bancorp Inc. (1)
4	Form of Common Stock Certificate of Territorial Bancorp Inc. (1)
10.1	Employment Agreement between Territorial Bancorp Inc. and Allan S. Kitagawa (2)
10.2	Employment Agreement between Territorial Savings Bank and Allan S. Kitagawa (1)
10.3	First Amendment to Employment Agreement between Territorial Savings Bank and Allan S. Kitagawa (4)
10.4	Employment Agreement between Territorial Bancorp Inc. and Vernon Hirata (2)
10.5	Employment Agreement between Territorial Savings Bank and Vernon Hirata (1)
10.6	First Amendment to Employment Agreement between Territorial Savings Bank and Vernon Hirata (4)
10.7	Employment Agreement between Territorial Bancorp Inc. and Ralph Y. Nakatsuka (2)
10.8	Employment Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka (1)
10.9	First Amendment to Employment Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka (4)
10.10	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Allan S. Kitagawa (1)
10.11	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Vernon Hirata (1)
10.12	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka (1)
10.13	Executive Deferred Incentive Agreement between Territorial Savings Bank and Allan S. Kitagawa (1)
10.14	Executive Deferred Incentive Agreement between Territorial Savings Bank and Vernon Hirata (1)
10.15	[Intentionally omitted]
10.16	Territorial Savings Bank Non-Qualified Supplemental Employee Stock Ownership Plan (2)
10.17	Territorial Savings Bank Executive Incentive Compensation Plan (1)
10.18	First Amendment to Territorial Savings Bank Executive Incentive Compensation Plan (1)
10.19	Second Amendment to Territorial Savings Bank Executive Incentive Compensation Plan (4)
10.20	[Intentionally Omitted]
10.21	Form of Employee Restricted Stock Award (4)
10.22	Form of Employee Stock Option Award (4)
10.23	Form of Director Restricted Stock Award (4)
10.24	Form of Director Stock Option Award (4)
10.25	Territorial Savings Bank Separation Pay Plan and Summary Plan Description (1)
10.26	Amendment One to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Vernon Hirata (5)
10.27	Amendment One to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Ralph Nakatsuka (5)
10.28	Amendment One to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Karen J. Cox (5)

10.29	Amendment Two to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Vernon Hirata (6)
10.30	Amendment Two to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Ralph Nakatsuka (6)
10.31	Second Amendment to Employment Agreement between Territorial Savings Bank and Vernon Hirata (7)
10.32	Third Amendment to Employment Agreement between Territorial Savings Bank and Vernon Hirata (8)
10.33	First Amendment to Employment Agreement between Territorial Bancorp Inc. and Vernon Hirata (8)
10.34	Second Amendment to Employment Agreement between Territorial Savings Bank and Allan S. Kitagawa (8)
10.35	First Amendment to Employment Agreement between Territorial Bancorp Inc. and Allan S. Kitagawa (8)
10.36	Second Amendment to Employment Agreement between Territorial Savings Bank and Ralph Nakatsuka (8)
10.37	First Amendment to Employment Agreement between Territorial Bancorp Inc. and Ralph Nakatsuka (8)
10.38	First Amendment to Amended and Restated Executive Deferred Incentive Agreement between Territorial Savings Bank and Vernon Hirata (8)
10.39	First Amendment to Amended and Restated Supplemental Employee Retirement Agreement between Territorial Savings Bank and Allan S. Kitagawa (8)
10.40	Third Amendment to Amended and Restated Supplemental Employee Retirement Agreement between Territorial Savings Bank and Vernon Hirata (8)
10.41	Third Amendment to Amended and Restated Supplemental Employee Retirement Agreement between Territorial Savings Bank and Ralph Nakatsuka (8)
10.42	Territorial Bancorp Inc. 2010 Equity Incentive Plan, as amended and restated (9)
10.43	Territorial Bancorp Inc. Annual Incentive Plan, as amended (10)
23.1	Consent of Moss Adams LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements from Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

101.INS	Interactive datafile XBRL Instance Document
101.SCH	Interactive datafile XBRL Taxonomy Extension Schema Document
101.CAL	Interactive datafile XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Interactive datafile XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Interactive datafile XBRL Taxonomy Extension Label Linkbase
101.PRE	Interactive datafile XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-155388), initially filed November 14, 2008.
(2)	Incorporated by reference to the Current Report on Form 8-K (file no. 001-34403), filed November 18, 2009.
(3)	Incorporated by reference to the Proxy Statement for the 2010 Annual Meeting of Stockholders (file no. 001-34403), filed July 12, 2010.
(4)	Incorporated by reference to the Annual Report on Form 10-K/A (file no. 001-34403), filed March 29, 2011.
(5)	Incorporated by reference to the Annual Report on Form 10-Q (file no. 001-34403), filed May 14, 2011.
(6)	Incorporated by reference to the Annual Report on Form 10-K (file no. 001-34403), filed March 14, 2012.
(7)	Incorporated by reference to the Annual Report on Form 10-K (file no. 001-34403), filed March 15, 2013.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q (file no. 001-34403), filed November 7, 2014.
(9)	Incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Shareholders (file No. 001-34403), filed April 24, 2017.

(10)	Incorporated by reference to Appendix B to the proxy statement for the Annual Meeting of Stockholders (file No. 001-34403), filed April 24, 2017.

(c)Financial Statement Schedules

Not applicable.

ITEM 16.Form 10-K Summary

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRITORIAL BANCORP INC.

Date: March 15, 2018	By:	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Allan S. Kitagawa	Chairman of the Board,	March 15, 2018
Allan S. Kitagawa	President and Chief
Executive Officer (Principal
Executive Officer)

/s/ Melvin M. Miyamoto	Senior Vice President and	March 15, 2018
Melvin M. Miyamoto	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Kirk W. Caldwell	Director	March 15, 2018
Kirk W. Caldwell

/s/ Howard Y. Ikeda	Director	March 15, 2018
Howard Y. Ikeda

/s/ David S. Murakami	Director	March 15, 2018
David S. Murakami

/s/ Richard I. Murakami	Director	March 15, 2018
Richard I. Murakami

/s/ Francis E. Tanaka	Director	March 15, 2018
Francis E. Tanaka