Form 10-K/A
period 2017-12-31
Territorial Bancorp Inc.
filed 2018-03-21
CIK 1447051

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

TERRITORIAL BANCORP INC.

FORM 10-K/A

EXPLANATORY NOTE

Territorial Bancorp Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K to re-file Item 8 of Part II of the Form 10-K, to include the signature and final date of the Report of Independent Registered Public Accounting Firm, which were inadvertently omitted from the previous filing.

PART II

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

/s/ Moss Adams LLP

Portland, Oregon

March 15, 2018

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

PART IV

ITEM 15.Exhibits and Financial Statement Schedules

(a)Financial Statements

The following documents are filed as part of this annual report:

(i)	Reports of Independent Registered Public Accounting Firms
(ii)	Consolidated Balance Sheets at December 31, 2017 and 2016
(iii)	Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015
(iv)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
(v)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015
(vi)	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
(vii)	Notes to Consolidated Financial Statements

(b)Exhibits

23	Consent of Moss Adams LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(c)Financial Statement Schedules

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRITORIAL BANCORP INC.

Date: March 21, 2018	By:	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and Chief Executive Officer
(Duly Authorized Representative)