Form 10-Q
period 2018-03-31
Territorial Bancorp Inc.
filed 2018-05-09
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 9,733,830 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of April 30, 2018.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	March 31,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$65,112	$32,089
Investment securities available for sale	2,733	2,851
Investment securities held to maturity, at amortized cost (fair value of $402,659 and $406,663 at March 31, 2018 and December 31, 2017, respectively)	409,285	404,792
Loans held for sale	—	403
Loans receivable, net	1,505,058	1,488,971
Federal Home Loan Bank stock, at cost	6,325	6,541
Federal Reserve Bank stock, at cost	3,106	3,103
Accrued interest receivable	5,183	5,142
Premises and equipment, net	5,588	5,721
Bank-owned life insurance	44,416	44,201
Income taxes receivable	13	1,571
Deferred income tax assets, net	4,993	4,609
Prepaid expenses and other assets	3,889	3,852
Total assets	$2,055,701	$2,003,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,665,172	$1,597,295
Advances from the Federal Home Loan Bank	98,000	107,200
Securities sold under agreements to repurchase	30,000	30,000
Accounts payable and accrued expenses	24,645	26,390
Income taxes payable	1,617	1,483
Advance payments by borrowers for taxes and insurance	3,895	6,624
Total liabilities	1,823,329	1,768,992

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 9,733,830 and 9,915,058 shares at March 31, 2018 and December 31, 2017, respectively	97	99
Additional paid-in capital	67,557	73,050
Unearned ESOP shares	(5,260)	(5,383)
Retained earnings	176,856	172,782
Accumulated other comprehensive loss	(6,878)	(5,694)
Total stockholders’ equity	232,372	234,854
Total liabilities and stockholders’ equity	$2,055,701	$2,003,846

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Interest income:
Loans	$14,907	$13,513
Investment securities	3,129	3,081
Other investments	198	187
Total interest income	18,234	16,781

Interest expense:
Deposits	2,451	1,651
Advances from the Federal Home Loan Bank	419	254
Securities sold under agreements to repurchase	125	216
Total interest expense	2,995	2,121

Net interest income	15,239	14,660
Provision for loan losses	9	71

Net interest income after provision for loan losses	15,230	14,589

Noninterest income:
Service fees on loan and deposit accounts	415	556
Income on bank-owned life insurance	215	226
Gain on sale of investment securities	—	95
Gain on sale of loans	43	63
Other	69	82
Total noninterest income	742	1,022

Noninterest expense:
Salaries and employee benefits	5,647	5,083
Occupancy	1,516	1,449
Equipment	942	866
Federal deposit insurance premiums	153	148
Other general and administrative expenses	1,135	1,161
Total noninterest expense	9,393	8,707

Income before income taxes	6,579	6,904
Income taxes	1,759	2,583
Net income	$4,820	$4,321

Basic earnings per share	$0.52	$0.47
Diluted earnings per share	$0.51	$0.46
Cash dividends declared per common share	$0.20	$0.20
Basic weighted-average shares outstanding	9,284,496	9,215,142
Diluted weighted-average shares outstanding	9,484,177	9,445,989

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2018	2017
Net income	$4,820	$4,321

Change in unrealized loss on securities	(49)	2
Other comprehensive income (loss), net of tax	(49)	2
Comprehensive income	$4,771	$4,323

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity
Balances at December 31, 2016	$98	$71,914	$(5,872)	$168,962	$(5,316)	$229,786

Net income	—	—	—	4,321	—	4,321
Other comprehensive income	—	—	—	—	2	2
Cash dividends paid ($0.20 per share)	—	—	—	(1,842)	—	(1,842)
Share-based compensation	—	(38)	—	—	—	(38)
Allocation of 12,233 ESOP shares	—	273	122	—	—	395
Repurchase of 28,702 shares of company common stock	(1)	(954)	—	—	—	(955)
Exercise of 54,976 options for common stock	1	954	—	—	—	955

Balances at March 31, 2017	$98	$72,149	$(5,750)	$171,441	$(5,314)	$232,624

Balances at December 31, 2017	$99	$73,050	$(5,383)	$172,782	$(5,694)	$234,854

Net income	—	—	—	4,820	—	4,820
Other comprehensive loss	—	—	—	—	(49)	(49)
Reclassification of deferred taxes	—	—	—	1,135	(1,135)	—
Cash dividends paid ($0.20 per share)	—	—	—	(1,881)	—	(1,881)
Share-based compensation	—	67	—	—	—	67
Allocation of 12,233 ESOP shares	—	253	123	—	—	376
Repurchase of 199,236 shares of company common stock	(2)	(6,125)	—	—	—	(6,127)
Exercise of 18,008 options for common stock	—	312	—	—	—	312

Balances at March 31, 2018	$97	$67,557	$(5,260)	$176,856	$(6,878)	$232,372

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$4,820	$4,321
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	9	71
Depreciation and amortization	314	243
Deferred income tax expense (benefit)	(367)	367
Amortization of fees, discounts, and premiums	(136)	(129)
Origination of loans held for sale	(4,129)	(8,098)
Proceeds from sales of loans held for sale	4,575	8,011
Gain on sale of loans, net	(43)	(63)
Net gain on sale of real estate owned	(4)	—
Gain on sale of investment securities held to maturity	—	(95)
ESOP expense	376	395
Share-based compensation expense	67	(38)
Increase in accrued interest receivable	(41)	(34)
Net increase in bank-owned life insurance	(215)	(226)
Net increase in prepaid expenses and other assets	(37)	(304)
Net increase (decrease) in accounts payable and accrued expenses	(1,769)	161
Net decrease in advance payments by borrowers for taxes and insurance	(2,729)	(2,188)
Net decrease in income taxes receivable	1,558	122
Net increase in income taxes payable	134	1,712

Net cash from operating activities	2,383	4,228

Cash flows from investing activities:
Purchases of investment securities held to maturity	(14,983)	—
Principal repayments on investment securities held to maturity	10,495	14,162
Principal repayments on investment securities available for sale	49	—
Proceeds from sale of investment securities held to maturity	—	1,589
Loan originations, net of principal repayments on loans receivable	(16,008)	(31,158)
Purchases of Federal Home Loan Bank stock	(252)	(68)
Proceeds from redemption of Federal Home Loan Bank stock	468	—
Purchases of Federal Reserve Bank stock	(3)	(8)
Proceeds from sale of real estate owned	50	—
Purchases of premises and equipment	(181)	(759)

Net cash from investing activities	(20,365)	(16,242)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from financing activities:
Net increase in deposits	$67,877	$55,706
Proceeds from advances from the Federal Home Loan Bank	2,500	—
Repayments of advances from the Federal Home Loan Bank	(11,700)	—
Repurchases of common stock	(5,815)	—
Cash dividends paid	(1,857)	(1,842)

Net cash from financing activities	51,005	53,864

Net increase in cash and cash equivalents	33,023	41,850

Cash and cash equivalents at beginning of the period	32,089	61,273

Cash and cash equivalents at end of the period	$65,112	$103,123

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$2,590	$2,003
Income taxes	434	429

Supplemental disclosure of noncash investing and financing activities:
Company stock acquired through stock swap and net settlement transactions	$312	$955
Loans transferred to real estate owned	46	—
Dividends declared, not yet paid	24	—

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)      Basis of Presentation

The accompanying unaudited consolidated financial statements of Territorial Bancorp Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  These interim condensed consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed as part of the Annual Report on Form 10-K for the year ended December 31, 2017.  In the opinion of management, all adjustments necessary for a fair presentation have been made and consist only of normal recurring adjustments.  Interim results of operations are not necessarily indicative of results to be expected for the year.

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

(3)      Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) amended the Revenue Recognition topic of the FASB Accounting Standards Codification (ASC).  The amendment seeks to clarify the principles for recognizing revenue as well as to develop common revenue standards for U.S. generally accepted accounting principles and International Financial Reporting Standards.  The Company reviewed all revenue sources to determine if the sources are in scope for this guidance.  Net interest income from financial assets and liabilities are explicitly excluded from the scope of the amendment.  The Company’s overall assessment of key in-scope revenue sources include service charges on deposit accounts, rental income from safe deposit boxes and commissions on insurance and annuity sales.  Based on the Company’s analysis of these revenue sources, including the amount of revenue, the timing of services rendered and timing of payment for these services, there is no material change in the timing of revenue recognition under the amendment.  The Company adopted this amendment on January 1, 2018, using the modified retrospective approach.  Since there was no material impact on the timing of revenue recognition, no adjustment to beginning retained earnings was deemed necessary.  See Note 14, Revenue Recognition, for further information.

In January 2016, the FASB amended the Financial Instruments – Overall topic of the FASB ASC.  The amendment addresses several aspects of recognition, measurement, presentation and disclosure of financial instruments.  Included are: (a) a requirement to measure equity investments at fair value, with changes in fair value recognized in net income, (b) a simplification of the impairment assessment of equity investments without readily determinable fair values, (c) the elimination of the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet, and (d) a requirement to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.   The Company adopted this amendment as of January 1, 2018, and there was no material effect on its consolidated financial statements.

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

In March 2017, the FASB amended the Compensation – Retirement Benefits topic of the FASB ASC.  The amendment requires the service cost component of net benefit cost to be reported in the same line item as other compensation costs arising from employee services.  It also requires the other components of net benefit cost to be reported in the income statement separately from the service cost component.  The Company adopted this amendment on January 1, 2018, and there was no material effect on its consolidated financial statements.

In February 2018, the FASB amended the Income Statement – Reporting Comprehensive Income topic of the FASB ASC.  Prior to the adoption of the amendment, deferred taxes previously included in accumulated other comprehensive income were not allowed to be adjusted for changes in tax rates.  This amendment allows the reclassification of the tax effects resulting from the change in the federal corporate tax rate in the Tax Cuts and Jobs Act, which was passed in December 2017, from accumulated other comprehensive income to retained earnings.  The amendment is effective for fiscal years beginning after December 15, 2018, with early adoption permitted in any period for which financial statements have not yet been issued.  The Company adopted this amendment during the first quarter of 2018 with the reclassification of $1.1 million of deferred taxes from accumulated other comprehensive income to retained earnings.

(4)      Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Cash and due from banks	$8,779	$9,114
Interest-earning deposits in other banks	56,333	22,975
Cash and cash equivalents	$65,112	$32,089

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank of San Francisco.

(5)      Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2018:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$2,821	$—	$(88)	$2,733
Total	$2,821	$—	$(88)	$2,733

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$409,026	$2,935	$(10,083)	$401,878
Trust preferred securities	259	522	—	781
Total	$409,285	$3,457	$(10,083)	$402,659

December 31, 2017:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$2,870	$—	$(19)	$2,851
Total	$2,870	$—	$(19)	$2,851

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$404,365	$6,056	$(4,603)	$405,818
Trust preferred securities	427	418	—	845
Total	$404,792	$6,474	$(4,603)	$406,663

The amortized cost and estimated fair value of investment securities by maturity date at March 31, 2018 are shown below.  Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Available-for-sale:
Due within 5 years	$—	$—
Due after 5 years through 10 years	—	—
Due after 10 years	2,821	2,733
Total	$2,821	$2,733

Held-to-maturity:
Due within 5 years	$8	$8
Due after 5 years through 10 years	79	80
Due after 10 years	409,198	402,571
Total	$409,285	$402,659

Realized gains and losses and the proceeds from sales of held-to-maturity securities are shown in the table below.  All sales of securities were U.S. government-sponsored mortgage-backed securities.

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Proceeds from sales	$—	$1,589
Gross gains	—	95
Gross losses	—	—

The sale of these mortgage-backed securities, for which the Company had already collected a substantial portion of the outstanding purchased principal (at least 85%), is in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of intent to hold remaining securities in the held-to-maturity portfolio to maturity.

Investment securities with amortized costs of $324.1 million and $287.2 million at March 31, 2018 and December 31, 2017, respectively, were pledged to secure deposits made by state and local governments, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at March 31, 2018 and December 31, 2017.  The Company does not intend to sell held-to-maturity and available-for-sale securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
March 31, 2018:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$2,733	$88	$—	$—	1	$2,733	$88

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$144,421	$2,618	$133,086	$7,465	78	$277,507	$10,083

December 31, 2017:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$2,851	$19	$—	$—	1	$2,851	$19

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$41,163	$299	$140,200	$4,304	49	$181,363	$4,603

Mortgage-Backed Securities.  The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates subsequent to purchase.  All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2018 and December 31, 2017.

Trust Preferred Securities.  At March 31, 2018, the Company owned one trust preferred security, PreTSL XXIII.  PreTSL XXIII has an amortized cost and a remaining cost basis of $259,000 at March 31, 2018.  The trust preferred security represents an investment in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. This security is classified in the Company’s held-to-maturity investment portfolio.

The trust preferred securities market is considered to be inactive as only six transactions have occurred over the past 75 months in the same tranche of securities that we own and no new issuances of pooled trust preferred securities have occurred since 2007.  We used a discounted cash flow model to determine whether this security is other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in PreTSL XXIII did not incur additional impairment during the three months ended March 31, 2018 and there is no accumulated other comprehensive loss related to noncredit factors.

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Balance at the beginning of the period	$2,403	$2,403
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Credit losses on debt securities which were sold	—	—
Balance at the end of the period	$2,403	$2,403

(6)      Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Real estate loans:
First mortgages:
One- to four-family residential	$1,459,221	$1,444,625
Multi-family residential	10,703	10,799
Construction, commercial and other	23,601	21,787
Home equity loans and lines of credit	12,876	12,882
Total real estate loans	1,506,401	1,490,093
Other loans:
Loans on deposit accounts	227	274
Consumer and other loans	4,160	4,340
Total other loans	4,387	4,614
Less:
Net unearned fees and discounts	(3,176)	(3,188)
Allowance for loan losses	(2,554)	(2,548)
Total unearned fees, discounts and allowance for loan losses	(5,730)	(5,736)
Loans receivable, net	$1,505,058	$1,488,971

The table below presents the activity in the allowance for loan losses by portfolio segment:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended March 31, 2018:
Balance, beginning of period	$1,721	$539	$1	$55	$232	$2,548
Provision (reversal of provision) for loan losses	(1)	(9)	—	(3)	22	9
	1,720	530	1	52	254	2,557
Charge-offs	—	—	—	(5)	—	(5)
Recoveries	—	—	—	2	—	2
Net charge-offs	—	—	—	(3)	—	(3)
Balance, end of period	$1,720	$530	$1	$49	$254	$2,554

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended March 31, 2017:
Balance, beginning of period	$1,594	$519	$2	$115	$222	$2,452
Provision (reversal of provision) for loan losses	(11)	45	(1)	23	15	71
	1,583	564	1	138	237	2,523
Charge-offs	(11)	—	—	(5)	—	(16)
Recoveries	31	—	—	2	—	33
Net recoveries (charge-offs)	20	—	—	(3)	—	17
Balance, end of period	$1,603	$564	$1	$135	$237	$2,540

Management considers the allowance for loan losses at March 31, 2018 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions at that date. While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings.  In addition, as an integral part of their examination process, the bank regulators periodically review the allowance for loan losses and may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
March 31, 2018:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,720	530	1	49	254	2,554
Total ending allowance balance	$1,720	$530	$1	$49	$254	$2,554

Loans:
Ending loan balance:
Individually evaluated for impairment	$3,370	$—	$160	$—	$—	$3,530
Collectively evaluated for impairment	1,463,444	23,518	12,720	4,400	—	1,504,082
Total ending loan balance	$1,466,814	$23,518	$12,880	$4,400	$—	$1,507,612

December 31, 2017:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,721	539	1	55	232	2,548
Total ending allowance balance	$1,721	$539	$1	$55	$232	$2,548

Loans:
Ending loan balance:
Individually evaluated for impairment	$4,977	$—	$165	$—	$—	$5,142
Collectively evaluated for impairment	1,447,326	21,701	12,722	4,628	—	1,486,377
Total ending loan balance	$1,452,303	$21,701	$12,887	$4,628	$—	$1,491,519

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

		Unpaid
	Recorded	Principal
(Dollars in thousands)	Investment	Balance
March 31, 2018:
With no related allowance recorded:
One- to four-family residential mortgages	$3,370	$3,952
Home equity loans and lines of credit	160	227
Total	$3,530	$4,179

December 31, 2017:
With no related allowance recorded:
One- to four-family residential mortgages	$4,977	$5,897
Home equity loans and lines of credit	165	228
Total	$5,142	$6,125

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	For the Three Months Ended
	March 31,
	Average	Interest
	Recorded	Income
(Dollars in thousands)	Investment	Recognized
2018:
With no related allowance recorded:
One- to four-family residential mortgages	$3,393	$13
Home equity loans and lines of credit	162	—
Total	$3,555	$13

2017:
With no related allowance recorded:
One- to four-family residential mortgages	$4,525	$17
Home equity loans and lines of credit	183	—
Total	$4,708	$17

There were no loans individually evaluated for impairment with a related allowance for loan loss as of March 31, 2018 or December 31, 2017.  Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they were written down to fair value at the time of impairment.

The Company had 13 nonaccrual loans with a book value of $2.6 million at March 31, 2018 and 17 nonaccrual loans with a book value of $4.2 million as of December 31, 2017.  The Company collected interest on nonaccrual loans of $30,000 and $38,000 during the three months ended March 31, 2018 and 2017, respectively, but due to regulatory requirements, the Company recorded the interest as a reduction of principal.  The Company would have recognized additional interest income of $45,000 and $59,000 during the three months ended March 31, 2018 and 2017, respectively, had the loans been accruing interest.  The Company did not have any loans more than 90 days past due and still accruing interest as of March 31, 2018 and December 31, 2017.

The table below presents the aging of loans and accrual status by class of loans:

								Loans
								More Than
								90 Days
	30 - 59	60 - 89	90 Days or					Past Due
	Days Past	Days Past	Greater	Total Past	Loans Not	Total	Nonaccrual	and Still
(Dollars in thousands)	Due	Due	Past Due	Due	Past Due	Loans	Loans	Accruing
March 31, 2018:
One- to four-family residential mortgages	$680	$—	$976	$1,656	$1,454,472	$1,456,128	$2,459	$—
Multi-family residential mortgages	—	—	—	—	10,686	10,686	—	—
Construction, commercial and other mortgages	—	—	—	—	23,518	23,518	—	—
Home equity loans and lines of credit	—	—	41	41	12,839	12,880	160	—
Loans on deposit accounts	—	—	—	—	227	227	—	—
Consumer and other	14	3	—	17	4,156	4,173	—	—

Total	$694	$3	$1,017	$1,714	$1,505,898	$1,507,612	$2,619	$—

December 31, 2017:
One- to four-family residential mortgages	$—	$1,207	$1,589	$2,796	$1,438,725	$1,441,521	$4,062	$—
Multi-family residential mortgages	—	—	—	—	10,782	10,782	—	—
Construction, commercial and other mortgages	—	—	—	—	21,701	21,701	—	—
Home equity loans and lines of credit	—	—	41	41	12,846	12,887	165	—
Loans on deposit accounts	—	—	—	—	274	274	—	—
Consumer and other	4	—	—	4	4,350	4,354	—	—

Total	$4	$1,207	$1,630	$2,841	$1,488,678	$1,491,519	$4,227	$—

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

There were no loans modified in a troubled debt restructuring during the three months ended March 31, 2018 or 2017.  There were no new troubled debt restructurings within the 12 months ended March 31, 2018 that subsequently defaulted.

The table below summarizes troubled debt restructurings by class of loans:

	Number of	Accrual	Number of	Nonaccrual
(Dollars in thousands)	Loans	Status	Loans	Status	Total
March 31, 2018:
One- to four-family residential mortgages	4	$911	5	$1,051	$1,962
Home equity loans and lines of credit	—	—	1	89	89
Total	4	$911	6	$1,140	$2,051

December 31, 2017:
One- to four-family residential mortgages	4	$915	5	$1,074	$1,989
Home equity loans and lines of credit	—	—	1	92	92
Total	4	$915	6	$1,166	$2,081

One of the restructured loans, for $149,000, was more than 149 days delinquent and not accruing interest as of March 31, 2018 and December 31, 2017.  Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers.  At March 31, 2018, we had no commitments to lend any additional funds to these borrowers.

The Company had no real estate owned as of March 31, 2018 or December 31, 2017.  There were two one- to four-family residential mortgage loans totaling $585,000 and one home equity loan for $41,000 in the process of foreclosure as of March 31, 2018, and three one- to four-family residential mortgage loans totaling $650,000 and one home equity loan for $41,000 in the process of foreclosure as of December 31, 2017.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii.  Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the three months ended March 31, 2018 and 2017, the Company sold $4.5 million and $8.0 million, respectively, of mortgage loans held for sale and recognized gains of $43,000 and $63,000, respectively.  The Company did not have any loans held for sale at March 31, 2018.  The Company had one loan held for sale for $403,000 at December 31, 2017.

The Company serviced loans for others of $33.7 million at March 31, 2018 and $35.5 million at December 31, 2017.  Of these amounts, $1.5 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at March 31, 2018 and December 31, 2017.  The amount of contractually specified servicing fees earned for the three-month periods ended March 31, 2018 and 2017 was $23,000 and $28,000, respectively.  The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

(7)      Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset.  Securities sold under agreements to repurchase are summarized as follows:

	March 31, 2018		December 31, 2017
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
1 year or less	$20,000	1.66%	$—	—%
Over 1 year to 2 years	10,000	1.65	25,000	1.66
Over 2 years to 3 years	—	—	5,000	1.65
Total	$30,000	1.66%	$30,000	1.66%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at March 31, 2018.  The amount at risk is the greater of the carrying value or fair value over the repurchase liability and refers to the potential loss to the Company if the secured lender fails to return the security at the maturity date of the agreement.  All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government-sponsored enterprises.  The repurchase liability cannot exceed 90% of the fair value of securities pledged.  In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$38,712	$37,994	$30,000	$8,712	14

(8)    Offsetting of Financial Liabilities

The following table presents our securities sold under agreements to repurchase that are subject to a right of offset in the event of default.  See Note 7, Securities Sold Under Agreements to Repurchase, for additional information.

			Net Amount of	Gross Amount Not Offset in the
	Gross Amount	Gross Amount	Liabilities	Balance Sheet
	of Recognized	Offset in the	Presented in the	Financial	Cash Collateral
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
March 31, 2018:
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

The components of net periodic benefit cost were as follows:

	SERP
	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Net periodic benefit cost for the period:
Service cost	$20	$10
Interest cost	37	35
Expected return on plan assets	—	—
Amortization of prior service cost	—	—
Recognized actuarial loss	—	—
Recognized curtailment loss	—	—
Net periodic benefit cost	$57	$45

The components of net periodic benefit cost other than the service cost component are included in other general and administrative expenses in the consolidated statements of income.  In prior years, these amounts were included in salaries and employee benefits along with the service cost component.  The prior year amounts in the consolidated statements of income have been adjusted for comparability purposes.  The Company used the amounts disclosed in prior years to estimate the amount of the required adjustment.

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company.  The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants.  As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity.  The shares committed to be released are considered outstanding for earnings per share computations.  Compensation expense recognized for the three months ended March 31, 2018 and 2017 amounted to $376,000 and $321,000, respectively.

Shares held by the ESOP trust were as follows:

	March 31,	December 31,
	2018	2017
Allocated shares	410,145	397,912
Unearned shares	526,028	538,261
Total ESOP shares	936,173	936,173
Fair value of unearned shares, in thousands	$15,602	$16,616

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula.  The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans.  We accrue for these benefits over the period during which employees provide services to earn these benefits.  For the three months ended March 31, 2018 and 2017, we accrued $95,000 and $117,000, respectively, for the ESOP restoration plan.

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

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Compensation expense	$67	$9
Income tax benefit	18	4

Shares of our common stock issued under the 2010 Equity Incentive Plan shall come from authorized shares.  The maximum number of shares that will be awarded under the plan will be 1,862,637 shares.

Stock Options

The table below presents the stock option activity for the three months ended March 31, 2018 and 2017:

		Weighted		Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (years)	(in thousands)
Options outstanding at December 31, 2017	411,543	$17.48	2.73	$5,509
Granted	—	—	—	—
Exercised	18,008	17.36	—	237
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at March 31, 2018	393,535	$17.49	2.48	$4,789

Options outstanding at December 31, 2016	706,430	$17.43	3.70	$10,884
Granted	—	—	—	—
Exercised	54,976	17.36	—	874
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at March 31, 2017	651,454	$17.44	3.46	$8,945

Options vested and exercisable at March 31, 2018	392,335	$17.46	2.47	$4,785

The following summarizes certain stock option activity of the Company:

	For the Three Months Ended
	March 31,
(In thousands)	2018	2017
Intrinsic value of stock options exercised	$237	$874
Proceeds received from stock options exercised	313	955
Tax benefits realized from stock options exercised	42	307
Total fair value of stock options that vested	—	—

During the three months ended March 31, 2018, we issued 7,772 shares of common stock, net, in exchange for 18,008 stock options and 10,236 shares of common stock.  Pursuant to the provisions of our equity incentive plan, optionees are permitted to use the value of our common stock they own in a stock swap transaction or net settlement to pay the exercise price of stock options.

As of March 31, 2018, the Company had $2,000 of unrecognized compensation costs related to the stock option plan that will be amortized over a three-year vesting period.

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

The table below presents the restricted stock activity:

		Weighted
		Average Grant
	Restricted	Date Fair
	Stock	Value
Nonvested at December 31, 2017	10,804	$29.16
Granted	10,019	30.73
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2018	20,823	$29.92

Nonvested at December 31, 2016	2,400	$26.23
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2017	2,400	$26.23

During the three months ended March 31, 2018, the Company issued 10,019 shares of restricted stock to certain members of executive management under the 2010 Equity Incentive Plan.  The fair value of the restricted stock is based on the value of the Company’s stock on the date of grant.  Restricted stock will vest over three years from the date of grant.

As of March 31, 2018, the Company had $516,000 of unrecognized compensation costs related to restricted stock.

During the three months ended March 31, 2018, the Company issued 12,018 performance-based restricted stock units (PRSUs) to certain members of executive management under the 2010 Equity Incentive Plan.  These PRSUs will vest in the first quarter of 2021 after our Compensation Committee determines whether a performance condition that compares the Company’s return on average equity to the SNL Bank Index is achieved.  Depending on the Company’s performance, the actual number of these PRSUs that are issued at the end of the vesting period can vary between 0% to 150% of the target award.  For the PRSUs, an estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized.  This estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period.

The table below presents the PRSUs that will vest on a performance condition:

	Performance-
	Based Restricted
	Stock Units	Weighted
	Based on a	Average Grant
	Performance	Date Fair
	Condition	Value
Nonvested at December 31, 2017	11,525	$29.53
Granted	12,018	30.73
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2018	23,543	$30.14

The fair value of these PRSUs is based on the fair value of the Company’s stock on the date of grant.  As of March 31, 2018, the Company had $390,000 of unrecognized compensation costs related to these PRSUs.  Performance will be measured over a three-year performance period and will be cliff vested.

During the three months ended March 31, 2018, the Company issued 3,005 of PRSUs to certain members of executive management under the 2010 Equity Incentive Plan.  These PRSUs will vest in the first quarter of 2021 after our Compensation Committee determines whether a market condition that compares the Company’s total stock return to the SNL Bank Index is achieved.  The number of shares that will be expensed will not be adjusted for performance.  The fair value of these PRSUs is based on a Monte Carlo valuation of the Company’s stock on the date of grant.  The assumptions which were used in the Monte Carlo valuation of the PRSUs are:

Grant date: March 8, 2018

Performance period: January 1, 2018 to December 31, 2020

2.82 year risk-free rate on grant date: 2.39%

December 31, 2017 closing price: $30.87

Closing stock price on the date of grant: $30.73

Annualized volatility (based on 2.82 year historical volatility as of the grant date): 16.6%

The table below presents the PRSUs that will vest on a market condition:

	Performance-
	Based Restricted	Monte Carlo
	Stock Units	Valuation of
	Based on a	the Company's
	Market Condition	Stock
Nonvested at December 31, 2017	2,881	$24.44
Granted	3,005	28.32
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2018	5,886	$26.42

As of March 31, 2018, the Company had $89,000 of unrecognized compensation costs related to the PRSUs that are based on a market condition.  Performance will be measured over a three-year performance period and will be cliff vested.

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

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended
(Dollars in thousands, except per share data)	2018	2017
Net income	$4,820	$4,321
Income allocated to participating securities	(15)	(1)
Net income available to common shareholders	$4,805	$4,320

Weighted-average number of shares used in:
Basic earnings per share	9,284,496	9,215,142
Dilutive common stock equivalents:
Stock options and restricted stock units	199,681	230,847
Diluted earnings per share	9,484,177	9,445,989

Net income per common share, basic	$0.52	$0.47
Net income per common share, diluted	$0.51	$0.46

(13)    Other Comprehensive Income and Loss

The table below presents the changes in the components of accumulated other comprehensive income and loss, net of taxes:

		Noncredit
		Related
		Loss on
	Unfunded	Trust	Unrealized
	Pension	Preferred	Loss on
(Dollars in thousands)	Liability	Securities	Securities	Total
Three months ended March 31, 2018
Balances at beginning of period	$5,657	$—	$37	$5,694
Other comprehensive loss, net of taxes	—	—	49	49
Amounts reclassified from accumulated other comprehensive loss	1,126	—	9	1,135
Net current period other comprehensive loss	1,126	—	58	1,184
Balances at end of period	$6,783	$—	$95	$6,878

Three months ended March 31, 2017
Balances at beginning of period	$5,284	$—	$32	$5,316
Other comprehensive income, net of taxes	—	—	(2)	(2)
Net current period other comprehensive income	—	—	(2)	(2)
Balances at end of period	$5,284	$—	$30	$5,314

The reclassification from accumulated other comprehensive loss for the three months ended March 31, 2018, was related to the FASB ASC amendment to the Income Statement – Reporting Comprehensive Income topic issued in February 2018.  This amendment allowed the reclassification of deferred taxes in accumulated other comprehensive income to retained earnings.  See Note 3, Recently Issued Accounting Pronouncements, for additional information.

The table below presents the tax effect on each component of accumulated other comprehensive income and loss:

	Three Months Ended March 31,
	2018			2017
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unrealized loss on securities	$66	$(17)	$49	$(3)	$1	$(2)
Total	$66	$(17)	$49	$(3)	$1	$(2)

(14)Revenue Recognition

The Company’s contracts with customers are generally short-term in nature, with cycles of one year or less.  These can range from an immediate term for services such as wire transfers, foreign currency exchanges and cashier’s check purchases, to several days for services such as processing annuity and mutual fund sales.  Some contracts may be of an ongoing nature, such as providing deposit account services, including ATM access, check processing, account analysis and check ordering.  However, provision of an assessable service and payment for such service is usually concurrent or closely timed.  Contracts related to financial instruments, such as loans, investments and debt, are excluded from the scope of this reporting requirement.

After analyzing the Company’s revenue sources, including the amount of revenue received, the timing of services rendered and the timing of payment for these services, the Company has determined that the rendering of services and the payment for such services are generally closely matched.  Any differences are not material to the Company’s consolidated financial statements.  Accordingly, the Company generally records income when payment for services is received.

Revenue from contracts with customers is reported in service fees on loan and deposit accounts and in other noninterest income in the consolidated statement of income.  The table below reconciles the revenue from contracts with customers and other revenue reported in those line items:

	Service Fees on
	Loan and Deposit
(Dollars in thousands)	Accounts	Other	Total
March 31, 2018:
Revenue from contracts with customers	$320	$41	$361
Other revenue	95	28	123
Total	$415	$69	$484

March 31, 2017:
Revenue from contracts with customers	$376	$54	$430
Other revenue	180	28	208
Total	$556	$82	$638

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

Investment Securities Available for Sale.  The estimated fair values of U.S. government-sponsored mortgage-backed securities are considered Level 2 inputs because the valuation for investment securities utilized pricing models that varied based on asset class and included trade, bid and other observable market information.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2018
Assets
Cash and cash equivalents	$65,112	$65,112	$65,112	$—	$—
Investment securities available for sale	2,733	2,733	—	2,733	—
Investment securities held to maturity	409,285	402,659	—	401,878	781
Loans receivable, net	1,505,058	1,486,100	—	—	1,486,100
FHLB stock	6,325	6,325	—	6,325	—
FRB stock	3,106	3,106	—	3,106	—
Accrued interest receivable	5,183	5,183	7	1,108	4,068
Interest rate contracts	8	8	—	8	—

Liabilities
Deposits	1,665,172	1,662,008	—	1,282,798	379,210
Advances from the Federal Home Loan Bank	98,000	97,320	—	97,320	—
Securities sold under agreements to repurchase	30,000	29,716	—	29,716	—
Accrued interest payable	981	981	—	116	865
Interest rate contracts	8	8	—	8	—

December 31, 2017
Assets
Cash and cash equivalents	$32,089	$32,089	$32,089	$—	$—
Investment securities available for sale	2,851	2,851	—	2,851	—
Investment securities held to maturity	404,792	406,663	—	405,818	845
Loans held for sale	403	414	—	414	—
Loans receivable, net	1,488,971	1,505,097	—	—	1,505,097
FHLB stock	6,541	6,541	—	6,541	—
FRB stock	3,103	3,103	—	3,103	—
Accrued interest receivable	5,142	5,142	7	1,045	4,090
Interest rate contracts	8	8	—	8	—

Liabilities
Deposits	1,597,295	1,595,992	—	1,285,070	310,922
Advances from the Federal Home Loan Bank	107,200	107,019	—	107,019	—
Securities sold under agreements to repurchase	30,000	29,846	—	29,846	—
Accrued interest payable	575	575	—	115	460
Interest rate contracts	8	8	—	8	—

At March 31, 2018 and December 31, 2017, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

March 31, 2018
Interest rate contracts — assets	$—	$8	$—	$8
Interest rate contracts — liabilities	—	(8)	—	(8)
Available-for-sale investments	—	2,733	—	2,733

December 31, 2017
Interest rate contracts — assets	$—	$8	$—	$8
Interest rate contracts — liabilities	—	(8)	—	(8)
Available-for-sale investments	—	2,851	—	2,851

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of December 31, 2017 and the related losses for the year ended December 31, 2017.  There were no assets measured at fair value as of March 31, 2018.

	Fair Value
(Dollars in thousands)	Adjustment Date	Level 1	Level 2	Level 3	Total	Total Gains (Losses)

December 31, 2017
Impaired loans	3/31/2017	$—	$87	$—	$87	$(11)

The fair value of impaired loans is determined using the value of collateral less estimated selling costs.  Gains and losses on impaired loans are included in the provision for loan losses in the consolidated statements of income.

(16)    Subsequent Events

On April 26, 2018, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.20 per share of common stock.  The dividend is expected to be paid on May 24, 2018 to stockholders of record as of May 10, 2018.

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

•	technological change that may be more difficult or expensive than expected;

•	the ability of third-party providers to perform their obligations to us;

•	the ability of the U.S. Government to manage federal debt limits;

•	the quality and composition of our investment portfolio;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

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

We have continued our focus on originating one- to four-family residential real estate loans.  Our emphasis on conservative loan underwriting has resulted in continued low levels of nonperforming assets. Our nonperforming assets, which can include nonaccrual loans and real estate owned, totaled $2.6 million, or 0.13% of total assets, at March 31, 2018, compared to $4.2 million, or 0.21% of total assets, at December 31, 2017.  Our nonperforming loans and loss experience has enabled us to maintain a relatively low allowance for loan losses in relation to other peer institutions and correspondingly resulted in low levels of provisions for loan losses.  Our provisions for loan losses were $9,000 and $71,000 for the three months ended March 31, 2018 and 2017, respectively.

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

We sold $4.5 million and $8.0 million of fixed-rate mortgage loans for the three months ended March 31, 2018 and 2017, respectively.  Federal Home Loan Bank advances decreased by $9.2 million to $98.0 million for the three months ended March 31, 2018 and remained constant at $69.0 million for the three months ended March 31, 2017.  Securities sold under agreements to repurchase remained constant at $30.0 million and $55.0 million, respectively, for the three months ended March 31, 2018 and 2017.

Our investments in mortgage-backed securities have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  These agencies guarantee the payment of principal and interest on our mortgage-backed securities.  We do not own any preferred stock issued by Fannie Mae or Freddie Mac.  As of March 31, 2018 and December 31, 2017, we owned $411.8 million and $407.2 million, respectively, of mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Assets.  At March 31, 2018, our assets were $2.056 billion, an increase of $51.9 million, or 2.6%, from $2.004 billion at December 31, 2017.  The increase in assets was primarily the result of a $33.0 million increase in cash and cash equivalents, a $15.7 million increase in total loans receivable and a $4.4 million increase in total investment securities.

Cash and Cash Equivalents.  Cash and cash equivalents were $65.1 million at March 31, 2018, an increase of $33.0 million since December 31, 2017.  The increase in cash and cash equivalents was primarily caused by a $67.9 million increase in deposits, which was offset by a $15.7 million increase in total loans, a $9.2 million decrease in borrowings, $5.8 million of common stock repurchases, a $4.4 million increase in total investment securities and the payment of $1.9 million of common stock dividends.

Loans.  Total loans were $1.505 billion at March 31, 2018, or 73.2% of total assets.  During the three months ended March 31, 2018, the loan portfolio increased by $15.7 million, or 1.1%.  The increase in the loan portfolio primarily occurred as the production of new one- to four-family residential loans exceeded principal repayments and loan sales.

Securities.  At March 31, 2018, our securities portfolio totaled $412.0 million, or 20.0% of total assets.  During the three months ended March 31, 2018, the securities portfolio increased by $4.4 million, or 1.1%.  The increase in the securities portfolio was due to new security purchases exceeding principal repayments.  During the three months ended March 31, 2018, $15.0 million of securities were purchased for the held-to-maturity portfolio.

At March 31, 2018, none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans.

At March 31, 2018, we owned a trust preferred security with an amortized cost of $259,000.  This security represents an investment in a pool of debt obligations primarily issued by holding companies of Federal Deposit Insurance Corporation-insured financial institutions.

The trust preferred securities market is considered to be inactive as only six transactions have occurred over the past 75 months in the same tranche of securities we own and no new issuances of pooled trust preferred securities have occurred since 2007.  We use a discounted cash flow model to determine whether this security is other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on our review, our investment in the trust preferred security did not incur additional impairment during the three months ended March 31, 2018.

Deposits.  Deposits were $1.665 billion at March 31, 2018, an increase of $67.9 million, or 4.2%, since December 31, 2017.  The growth in deposits was primarily due to an increase of $70.1 million in certificates of deposit during the three months ended March 31, 2018.  The increase in certificates of deposit is primarily due to a $67.8 million increase in deposits made by state and local governments.

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank and funds borrowed under securities sold under agreements to repurchase.  During the three months ending March 31, 2018, total borrowings decreased to $128.0 million at March 31, 2018 from $137.2 million at December 31, 2017.   Federal Home Loan Bank advances decreased by $9.2 million to $98.0 million and securities sold under agreements to repurchase remained constant at $30.0 million.  We have not required any additional borrowings to fund our operations.  Instead, we have primarily funded our operations with additional deposits, proceeds from loan sales and principal repayments on loans and mortgage-backed securities.

Stockholders’ Equity.  Total stockholders’ equity decreased to $232.4 million at March 31, 2018 from $234.9 million at December 31, 2017.  The decrease in stockholders’ equity occurred mainly due to the repurchase of common stock totaling $6.1 million and the payment of dividends of $1.9 million that exceeded net income of $4.8 million.

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

	For the Three Months Ended March 31,
	2018			2017
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,448,066	$14,308	3.95%	$1,303,517	$12,900	3.96%
Multi-family residential	10,745	122	4.54	9,505	111	4.67
Construction, commercial and other	21,464	266	4.96	23,530	271	4.61
Home equity loans and lines of credit	12,855	152	4.73	14,901	169	4.54
Other loans	4,503	59	5.24	4,759	62	5.21
Total loans	1,497,633	14,907	3.98	1,356,212	13,513	3.99
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	407,619	3,129	3.07	398,238	3,081	3.09
Trust preferred securities	408	—	—	1,145	—	—
Total securities	408,027	3,129	3.07	399,383	3,081	3.09
Other	44,064	198	1.80	73,657	187	1.02
Total interest-earning assets	1,949,724	18,234	3.74	1,829,252	16,781	3.67
Non-interest-earning assets	70,127			68,737
Total assets	$2,019,851			$1,897,989

Interest-bearing liabilities:
Savings accounts	$1,039,389	1,174	0.45%	$1,027,879	1,038	0.40%
Certificates of deposit	343,073	1,262	1.47	247,709	599	0.97
Money market accounts	5,602	6	0.43	4,032	5	0.50
Checking and Super NOW accounts	181,808	9	0.02	179,696	9	0.02
Total interest-bearing deposits	1,569,872	2,451	0.62	1,459,316	1,651	0.45
Federal Home Loan Bank advances	98,288	419	1.71	69,000	254	1.47
Securities sold under agreements to repurchase	30,000	125	1.67	55,000	216	1.57
Total interest-bearing liabilities	1,698,160	2,995	0.71	1,583,316	2,121	0.54
Non-interest-bearing liabilities	86,560			81,878
Total liabilities	1,784,720			1,665,194
Stockholders’ equity	235,131			232,795
Total liabilities and stockholders’ equity	$2,019,851			$1,897,989

Net interest income		$15,239			$14,660
Net interest rate spread (3)			3.03%			3.13%
Net interest-earning assets (4)	$251,564			$245,936
Net interest margin (5)			3.13%			3.21%
Interest-earning assets to interest-bearing liabilities	114.81%			115.53%

(1)	Annualized.
(2)	Average balance includes loans or investments available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017

General.  Net income increased by $499,000, or 11.5%, to $4.8 million for the three months ended March 31, 2018 from $4.3 million for the three months ended March 31, 2017.  The increase in net income was due to an $824,000 decrease in income taxes, a $579,000 increase in net interest income and a $62,000 decrease in loan loss provisions.  These were partially offset by a $686,000 increase in noninterest expense and a $280,000 decrease in noninterest income.

Net Interest Income.  Net interest income increased by $579,000, or 3.9%, to $15.2 million for the three months ended March 31, 2018 from $14.7 million for the three months ended March 31, 2017.  Interest income increased by $1.5 million, or 8.7%, due to a $120.5 million increase in the average balance of interest-earning assets and a seven basis point increase in the yield on average interest-earning assets.  Interest expense increased by $874,000, or 41.2%, due to a $114.8 million increase in the average balance of interest-bearing liabilities and a 17 basis point increase in the cost of average interest-bearing liabilities. The interest rate spread and net interest margin were 3.03% and 3.13%, respectively, for the three months ended March 31, 2018, compared to 3.13% and 3.21% respectively, for the three months ended March 31, 2017.  The decreases in the interest rate spread and in the net interest margin are attributed to a 17 basis point increase in the cost of average interest-bearing liabilities, which was partially offset by a seven basis point increase in the yield on average interest-earning assets.

Interest Income.  Interest income increased by $1.5 million, or 8.7%, to $18.2 million for the three months ended March 31, 2018 from $16.8 million for the three months ended March 31, 2017.  Interest income on loans increased by $1.4 million, or 10.3%, to $14.9 million for the three months ended March 31, 2018 from $13.5 million for the three months ended March 31, 2017.  The increase in interest income on loans occurred primarily because the average balance of loans grew by $141.4 million, or 10.4%, as new loan originations exceeded loan repayments and loan sales.

Interest Expense.  Interest expense increased by $874,000, or 41.2%, to $3.0 million for the three months ended March 31, 2018 from $2.1 million for the three months ended March 31, 2017.  Interest expense on deposits increased by $800,000, or 48.5%, from $1.7 million for the three months ended March 31, 2017 to $2.5 million for the three months ended March 31, 2018.  The increase in interest expense on deposits was due to an increase in the average outstanding balance and the average rate paid on deposits.  The average outstanding balance of deposits increased by $110.6 million, or 7.6%, to $1.570 billion for the three months ended March 31, 2018 compared to $1.459 billion for the three months ended March 31, 2017.  The growth in deposits is primarily due to a $95.4 million increase in the average balance of certificates of deposit.  The average rate paid on deposits increased by 17 basis points from 0.45% for the three months ended March 31, 2017 to 0.62% for the three months ended March 31, 2018, primarily due to a 50 basis point increase in certificate of deposit rates.  The increase in the average rate paid on certificates of deposit is primarily due to higher interest rates paid on newly opened deposits from state and local governments.  Interest expense on Federal Home Loan Bank advances rose to $419,000 for the three months ended March 31, 2018 compared to $254,000 for the three months ended March 31, 2017.  The increase in interest expense on advances occurred because of a $29.3 million increase in the average balance and a 24 basis point increase in the cost of advances.  The increase in the average balance and the cost of advances occurred as we obtained long-term advances to extend the maturity of our borrowings and reduce interest rate risk.

Provision for Loan Losses.  We recorded provisions for loan losses of $9,000 and $71,000 for the three months ended March 31, 2018 and March 31, 2017, respectively.  The reduction in loan loss provisions is due to a reduction in nonperforming loans and relatively low levels of loan losses.  The provisions for loan losses included a net charge-off of $3,000 for the three months ended March 31, 2018 and a net recovery of $17,000 for the three months ended March 31, 2017.  The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.17% and 0.19% at March 31, 2018 and 2017, respectively.  Nonaccrual loans totaled $2.6 million at March 31, 2018, or 0.17% of total loans at that date, compared to $3.5 million of nonaccrual loans at March 31, 2017, or 0.25% of total loans at that date.  Nonaccrual loans as of March 31, 2018 and 2017 consisted primarily of one- to four-family residential real estate loans.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at March 31, 2018 and 2017.  For additional information see Note (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income.  The following table summarizes changes in noninterest income between the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,		Change
	2018	2017	$ Change	% Change
		(Dollars in thousands)
Service fees on loan and deposit accounts	$415	$556	$(141)	(25.4)%
Income on bank-owned life insurance	215	226	(11)	(4.9)%
Gain on sale of investment securities	—	95	(95)	(100.0)%
Gain on sale of loans	43	63	(20)	(31.7)%
Other	69	82	(13)	(15.9)%
Total	$742	$1,022	$(280)	(27.4)%

Noninterest income decreased by $280,000 for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.  The decrease in service fees on loan and deposit accounts was primarily due to a decrease in fee income from brokering loans to other financial institutions and from incentives received in the prior year on a new debit card agreement.  During the three months ended March 31, 2017, we received proceeds of $1.6 million from the sale of $1.5 million of held-to maturity mortgage-backed securities, resulting in gross realized gains of $95,000.  We did not sell any held-to-maturity mortgage-backed securities during the three months ended March 31, 2018.  The sale of these mortgage-backed securities, for which we had already collected a substantial portion of the original purchased principal (at least 85%), was in accordance with the Investments — Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of intent to hold remaining securities in the held-to-maturity portfolio to maturity.

Noninterest Expense.  The following table summarizes changes in noninterest expense between the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,		Change
	2018	2017	$ Change	% Change
		(Dollars in thousands)
Salaries and employee benefits	$5,647	$5,083	$564	11.1%
Occupancy	1,516	1,449	67	4.6%
Equipment	942	866	76	8.8%
Federal deposit insurance premiums	153	148	5	3.4%
Other general and administrative expenses	1,135	1,161	(26)	(2.2)%
Total	$9,393	$8,707	$686	7.9%

Noninterest expense increased by $686,000 for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in noninterest expense was primarily due to a $564,000 increase in salaries and employee benefits that occurred because of a decrease in the capitalized cost of new loan originations and an increase in the minimum average hourly wage rate we pay to our employees to $15.00 an hour.  As new loans are originated, compensation expense is reduced due to the capitalization of the cost of the new loans.  Fewer loans were originated in the first three months of 2018 compared to the first three months of 2017.  The decrease in the number of new loans originated resulted in a reduction of loan cost capitalization and a higher compensation expense for the three months ended March 31, 2018.  Starting on January 1, 2018, Territorial Savings Bank also raised the minimum hourly wage rate it pays to $15.00 an hour to share the benefits it is receiving from the reduction in the federal corporate tax rate from 35.0% in 2017 to 21.0% effective for 2018.

Income Tax Expense.  Income taxes were $1.8 million for the three months ended March 31, 2018, reflecting an effective tax rate of 26.7%, compared to $2.6 million for the three months ended March 31, 2017, reflecting an effective tax rate of 37.4%.  The reduction in the effective tax rate for the three months ended March 31, 2018 is due to the decrease in the federal corporate tax rate from 35.0% to 21.0%, effective January 1, 2018.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan repayments, advances from the Federal Home Loan Bank, securities sold under agreements to repurchase, proceeds from loan sales and principal repayments on securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Chief Financial Officer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2018.

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

Our most liquid asset is cash.  The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period.  At March 31, 2018, our cash and cash equivalents totaled $65.1 million. On that date, we had $30.0 million in securities sold under agreements to repurchase outstanding and $98.0 million of Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $603.3 million under Federal Home Loan Bank advances.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2018, we had $14.8 million in loan commitments outstanding, most of which were for fixed-rate loans, and had $26.6 million in unused lines of credit to borrowers.  Certificates of deposit due within one year at March 31, 2018 totaled $173.8 million, or 10.4% of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2019.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities.  During the three months ended March 31, 2018 and 2017 we originated $57.0 million and $87.4 million of loans, respectively.  During the three months ended March 31, 2018 we purchased $15.0 million of securities.  No securities were purchased in the three months ended March 31, 2017.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances, securities sold under agreements to repurchase, stock repurchases and dividend payments.  We experienced net increases in deposits of $67.9 million and $55.7 million for the three months ended March 31, 2018 and 2017, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provide an additional source of funds.  Federal Home Loan Bank advances were $98.0 million and $69.0 million at March 31, 2018 and 2017, respectively.  We had the ability to borrow up to an additional $603.3 million and $579.4 million from the Federal Home Loan Bank as of March 31, 2018 and December 31, 2017, respectively.  We also utilize securities sold under agreements to repurchase as another borrowing source.  Securities sold under agreements to repurchase were $30.0 million and $55.0 million at March 31, 2018 and 2017.

Territorial Bancorp Inc. is a separate legal entity from Territorial Savings Bank and must provide for its own liquidity to pay dividends, repurchase shares of its common stock and for other corporate purposes.  Territorial Bancorp Inc.’s primary source of liquidity is dividend payments from Territorial Savings Bank.  The ability of Territorial Savings Bank to pay dividends to Territorial Bancorp Inc. is subject to regulatory requirements.  At March 31, 2018, Territorial Bancorp Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $17.5 million.

Territorial Savings Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  Effective January 1, 2015, the well capitalized threshold for Tier 1 risk-based capital was increased from 6.0% to 8.0% and a new capital standard, common equity tier 1 risk-based capital, was implemented with a 6.5% ratio requirement for a financial institution to be considered well capitalized.  Additionally, effective January 1, 2015, consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions became applicable to savings and loan holding companies over $1.0 billion in assets, such as the Company.  The capital requirements become fully-phased in on January 1, 2019.  At March 31, 2018, Territorial Savings Bank and the Company exceeded all of the fully-phased in regulatory capital requirements and are considered to be “well capitalized” under regulatory guidelines.  In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.  During calendar year 2017, the capital conservation buffer was 1.25%.  It increased to 1.875% as of January 1, 2018.

The tables below present the fully-phased in capital required to be considered “well-capitalized” and meet the capital conservation buffer requirement as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for Territorial Savings Bank and the Company at March 31, 2018 and December 31, 2017:

(Dollars in thousands)	Required Ratio	Actual Amount	Actual Ratio
March 31, 2018:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$221,105	10.97%
Territorial Bancorp Inc.	5.00%	$239,250	11.87%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$221,105	23.46%
Territorial Bancorp Inc.	9.00%	$239,250	25.38%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$221,105	23.46%
Territorial Bancorp Inc.	10.50%	$239,250	25.38%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$223,749	23.74%
Territorial Bancorp Inc.	12.50%	$241,894	25.67%

December 31, 2017:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$218,826	11.04%
Territorial Bancorp Inc.	5.00%	$240,548	12.13%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$218,826	23.31%
Territorial Bancorp Inc.	9.00%	$240,548	25.62%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$218,826	23.31%
Territorial Bancorp Inc.	10.50%	$240,548	25.62%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$221,460	23.59%
Territorial Bancorp Inc.	12.50%	$243,182	25.90%

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

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.  Except for an increase of $70.1 million in certificates of deposit and a decrease of $700,000 in loan commitments between December 31, 2017 and March 31, 2018, there have not been any material changes in contractual obligations and funding needs since December 31, 2017.

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

Because we have historically operated as a traditional thrift institution, the significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit accounts, securities sold under agreements to repurchase and Federal Home Loan Bank advances.  In addition, there is little demand for adjustable-rate mortgage loans in the Hawaii market area.  This has resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets.  We sold $4.5 million and $8.0 million of fixed-rate mortgage loans for the three months ended March 31, 2018 and 2017, respectively, to reduce our interest rate risk.  During the three months ended March 31, 2018, we acquired $61.5 million of deposits from state and local governments with terms greater than two years.  These deposits were used to reduce interest rate risk by extending the maturity of deposits.

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

The following table presents our internal calculations of the estimated changes in our EVE as of December 31, 2017 (the latest date for which we have available information) that would result from the designated instantaneous changes in the interest rate yield curve.

					Increase
					(Decrease) in
		Estimated		EVE Ratio as a	EVE Ratio as a
Change in		Increase		Percent of	Percent of
Interest Rates	Estimated EVE	(Decrease) in	Percentage	Present Value	Present Value of
(bp) (1)	(2)	EVE	Change in EVE	of Assets (3)(4)	Assets (3)(4)
(Dollars in thousands)
+400	$169,417	$(80,946)	(32.33)%	10.50%	(2.11)%
+300	$196,472	$(53,891)	(21.53)%	11.53%	(1.08)%
+200	$223,891	$(26,472)	(10.57)%	12.44%	(0.17)%
+100	$246,363	$(4,000)	(1.60)%	12.98%	0.37%
0	$250,363	$—	—%	12.61%	—%
-100	$217,588	$(32,775)	(13.09)%	10.65%	(1.96)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Interest rates on Freddie Mac mortgage-backed securities have increased by 33 basis points between December 31, 2017 and March 31, 2018.  The increase in interest rates has not likely had a material effect on estimated EVE.

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

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2018. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2017.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)             Not applicable.

(b)             Not applicable.

(c)             Stock Repurchases.  The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended March 31, 2018:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
		Average Price	Part of Publicly	be Purchased Under
	Total Number of	Paid per	Announced Plans or	the Plans or
Period	Shares Purchased (1)	Share	Programs	Programs (2)
January 1, 2018 through January 31, 2018	—	$—	—	217,300
February 1, 2018 through February 28, 2018	195,536	30.76	189,000	—
March 1, 2018 through March 31, 2018	3,700	30.54	—	—

Total	199,236	$30.76	189,000	—

______________________________

(1)	Includes shares acquired by the Company to settle the exercise price in connection with stock swap or net settlement transactions related to the exercise of stock options.
(2)

On March 7, 2016, the Company announced its seventh repurchase program.  Under the repurchase program, the Company was authorized to repurchase up to 275,000 shares of our common stock based on certain price assumptions.  Purchases at higher prices reduced the number of shares that could be repurchased.  We have entered into a Rule 10b5-1 plan with respect to our stock repurchase program.

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

101

The following materials from Territorial Bancorp, Inc’s Form 10-Q report for the quarter ended March 31, 2018, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

TERRITORIAL BANCORP INC.
(Registrant)

Date: May 9, 2018	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and
Chief Executive Officer

Date: May 9, 2018	/s/ Melvin M. Miyamoto
Melvin M. Miyamoto
Senior Vice President and Chief Financial Officer