Form 10-Q
period 2018-06-30
Territorial Bancorp Inc.
filed 2018-08-08
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 9,739,697 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of July 31, 2018.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	June 30,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$27,672	$32,089
Investment securities available for sale	2,658	2,851
Investment securities held to maturity, at amortized cost (fair value of $382,962 and $406,663 at June 30, 2018 and December 31, 2017, respectively)	392,189	404,792
Loans held for sale	—	403
Loans receivable, net	1,536,392	1,488,971
Federal Home Loan Bank stock, at cost	5,925	6,541
Federal Reserve Bank stock, at cost	3,106	3,103
Accrued interest receivable	5,195	5,142
Premises and equipment, net	5,362	5,721
Bank-owned life insurance	44,631	44,201
Income taxes receivable	1,196	1,571
Deferred income tax assets, net	4,210	4,609
Prepaid expenses and other assets	3,923	3,852
Total assets	$2,032,459	$2,003,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,647,183	$1,597,295
Advances from the Federal Home Loan Bank	88,000	107,200
Securities sold under agreements to repurchase	30,000	30,000
Accounts payable and accrued expenses	24,418	26,390
Income taxes payable	1,459	1,483
Advance payments by borrowers for taxes and insurance	6,700	6,624
Total liabilities	1,797,760	1,768,992

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 9,749,697 and 9,915,058 shares at June 30, 2018 and December 31, 2017, respectively	98	99
Additional paid-in capital	67,584	73,050
Unearned ESOP shares	(5,138)	(5,383)
Retained earnings	179,044	172,782
Accumulated other comprehensive loss	(6,889)	(5,694)
Total stockholders’ equity	234,699	234,854
Total liabilities and stockholders’ equity	$2,032,459	$2,003,846

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest income:
Loans	$14,884	$13,527	$29,791	$27,040
Investment securities	3,122	3,078	6,251	6,159
Other investments	176	172	374	359
Total interest income	18,182	16,777	36,416	33,558

Interest expense:
Deposits	2,690	1,775	5,141	3,426
Advances from the Federal Home Loan Bank	459	261	878	515
Securities sold under agreements to repurchase	126	217	251	433
Total interest expense	3,275	2,253	6,270	4,374

Net interest income	14,907	14,524	30,146	29,184
Provision (reversal of provision) for loan losses	60	(123)	69	(52)

Net interest income after provision (reversal of provision) for loan losses	14,847	14,647	30,077	29,236

Noninterest income:
Service fees on loan and deposit accounts	487	507	902	1,063
Income on bank-owned life insurance	216	227	431	453
Gain on sale of investment securities	45	186	45	281
Gain on sale of loans	10	63	53	126
Other	79	76	148	158
Total noninterest income	837	1,059	1,579	2,081

Noninterest expense:
Salaries and employee benefits	5,496	4,900	11,143	9,983
Occupancy	1,574	1,461	3,090	2,910
Equipment	997	882	1,939	1,748
Federal deposit insurance premiums	154	148	307	296
Other general and administrative expenses	1,153	1,363	2,288	2,524
Total noninterest expense	9,374	8,754	18,767	17,461

Income before income taxes	6,310	6,952	12,889	13,856
Income taxes	1,347	2,651	3,106	5,234
Net income	$4,963	$4,301	$9,783	$8,622

Basic earnings per share	$0.54	$0.46	$1.05	$0.93
Diluted earnings per share	$0.53	$0.45	$1.03	$0.90
Cash dividends declared per common share	$0.30	$0.20	$0.50	$0.40
Basic weighted-average shares outstanding	9,219,859	9,255,739	9,251,999	9,235,553
Diluted weighted-average shares outstanding	9,394,031	9,539,757	9,439,618	9,539,543

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$4,963	$4,301	$9,783	$8,622

Change in unrealized loss on securities, net of tax	(11)	(15)	(60)	(13)
Other comprehensive loss, net of tax	(11)	(15)	(60)	(13)
Comprehensive income	$4,952	$4,286	$9,723	$8,609

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Loss	Equity
Balances at December 31, 2016	$98	$71,914	$(5,872)	$168,962	$(5,316)	$229,786

Net income	—	—	—	8,622	—	8,622
Other comprehensive loss	—	—	—	—	(13)	(13)
Cash dividends declared ($0.40 per share)	—	—	—	(3,692)	—	(3,692)
Share-based compensation	—	(11)	—	—	—	(11)
Allocation of 24,466 ESOP shares	—	530	245	—	—	775
Repurchase of 59,430 shares of company common stock	(1)	(1,924)	—	—	—	(1,925)
Exercise of 110,894 options for common stock	1	1,924	—	—	—	1,925

Balances at June 30, 2017	$98	$72,433	$(5,627)	$173,892	$(5,329)	$235,467

Balances at December 31, 2017	$99	$73,050	$(5,383)	$172,782	$(5,694)	$234,854

Net income	—	—	—	9,783	—	9,783
Other comprehensive loss	—	—	—	—	(60)	(60)
Reclassification of deferred taxes	—	—	—	1,135	(1,135)	—
Cash dividends declared ($0.50 per share)	—	—	—	(4,656)	—	(4,656)
Share-based compensation	—	135	—	—	—	135
Allocation of 24,466 ESOP shares	—	504	245	—	—	749
Repurchase of 237,570 shares of company common stock	(2)	(7,302)	—	—	—	(7,304)
Exercise of 69,008 options for common stock	1	1,197	—	—	—	1,198

Balances at June 30, 2018	$98	$67,584	$(5,138)	$179,044	$(6,889)	$234,699

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$9,783	$8,622
Adjustments to reconcile net income to net cash from operating activities:
Provision (reversal of provision) for loan losses	69	(52)
Depreciation and amortization	630	513
Deferred income tax expense	421	379
Amortization of fees, discounts, and premiums, net	(235)	(235)
Origination of loans held for sale	(6,612)	(16,006)
Proceeds from sales of loans held for sale	7,068	16,568
Gain on sale of loans, net	(53)	(126)
Net gain on sale of real estate owned	(4)	—
Gain on sale of investment securities held to maturity	(45)	(281)
ESOP expense	749	775
Share-based compensation expense (benefit)	135	(11)
Increase in accrued interest receivable	(53)	(37)
Net increase in bank-owned life insurance	(430)	(453)
Net increase in prepaid expenses and other assets	(71)	(171)
Net increase (decrease) in accounts payable and accrued expenses	(2,963)	666
Net increase in advance payments by borrowers for taxes and insurance	76	257
Net decrease in income taxes receivable	375	122
Net increase (decrease) in income taxes payable	(24)	592

Net cash from operating activities	8,816	11,122

Cash flows from investing activities:
Purchases of investment securities held to maturity	(14,983)	(19,908)
Purchases of investment securities available for sale	—	(2,970)
Principal repayments on investment securities held to maturity	23,188	27,245
Principal repayments on investment securities available for sale	106	—
Proceeds from sale of investment securities held to maturity	4,462	5,053
Loan originations, net of principal repayments on loans receivable	(47,315)	(68,203)
Purchases of Federal Home Loan Bank stock	(2,672)	(483)
Proceeds from redemption of Federal Home Loan Bank stock	3,288	415
Purchases of Federal Reserve Bank stock	(3)	(8)
Proceeds from sale of real estate owned	50	—
Purchases of premises and equipment	(271)	(1,313)

Net cash from investing activities	(34,150)	(60,172)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from financing activities:
Net increase in deposits	$49,888	$39,357
Proceeds from advances from the Federal Home Loan Bank	53,000	10,375
Repayments of advances from the Federal Home Loan Bank	(72,200)	(10,375)
Repurchases of common stock	(6,106)	—
Cash dividends paid	(3,665)	(3,692)

Net cash from financing activities	20,917	35,665

Net decrease in cash and cash equivalents	(4,417)	(13,385)

Cash and cash equivalents at beginning of the period	32,089	61,273

Cash and cash equivalents at end of the period	$27,672	$47,888

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$6,475	$4,308
Income taxes	2,334	4,212

Supplemental disclosure of noncash investing and financing activities:
Company stock acquired through stock swap and net settlement transactions	$1,198	$1,925
Loans transferred to real estate owned	46	—
Dividends declared, not yet paid	991	—

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

(3)      Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) amended the Revenue Recognition topic of the FASB Accounting Standards Codification (ASC).  The amendment seeks to clarify the principles for recognizing revenue as well as to develop common revenue standards for U.S. generally accepted accounting principles and International Financial Reporting Standards.  The Company reviewed all revenue sources to determine if the sources are in scope for this guidance.  Net interest income from financial assets and liabilities are explicitly excluded from the scope of the amendment.  The Company’s overall assessment of key in-scope revenue sources include service charges on deposit accounts, rental income from safe deposit boxes and commissions on insurance and annuity sales.  Based on the Company’s analysis of these revenue sources, including the amount of revenue, the timing of services rendered and timing of payment for these services, there is no material change in the timing of revenue recognition under the amendment.  The Company adopted this amendment as of January 1, 2018, using the modified retrospective approach.  Since there was no material impact on the timing of revenue recognition, no adjustment to beginning retained earnings was deemed necessary.  See Note 14, Revenue Recognition, for further information.

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

(4)      Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Cash and due from banks	$9,781	$9,114
Interest-earning deposits in other banks	17,891	22,975
Cash and cash equivalents	$27,672	$32,089

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank of San Francisco.

(5)      Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2018:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$2,764	$—	$(106)	$2,658
Total	$2,764	$—	$(106)	$2,658

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$392,059	$2,049	$(11,877)	$382,231
Trust preferred securities	130	601	—	731
Total	$392,189	$2,650	$(11,877)	$382,962

December 31, 2017:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$2,870	$—	$(19)	$2,851
Total	$2,870	$—	$(19)	$2,851

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$404,365	$6,056	$(4,603)	$405,818
Trust preferred securities	427	418	—	845
Total	$404,792	$6,474	$(4,603)	$406,663

The amortized cost and estimated fair value of investment securities by maturity date at June 30, 2018 are shown below.  Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Available-for-sale:
Due within 5 years	$—	$—
Due after 5 years through 10 years	—	—
Due after 10 years	2,764	2,658
Total	$2,764	$2,658

Held-to-maturity:
Due within 5 years	$7	$7
Due after 5 years through 10 years	76	76
Due after 10 years	392,106	382,879
Total	$392,189	$382,962

Realized gains and losses and the proceeds from sales of held-to-maturity securities are shown in the table below.  All sales of securities were U.S. government-sponsored mortgage-backed securities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Proceeds from sales	$4,462	$3,464	$4,462	$5,053
Gross gains	45	186	45	281
Gross losses	—	—	—	—

The sale of these mortgage-backed securities, for which the Company had already collected a substantial portion of the outstanding purchased principal (at least 85%), is in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of intent to hold remaining securities in the held-to-maturity portfolio to maturity.

Investment securities with amortized costs of $311.4 million and $287.2 million at June 30, 2018 and December 31, 2017, respectively, were pledged to secure deposits made by state and local governments, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at June 30, 2018 and December 31, 2017.  The Company does not intend to sell held-to-maturity and available-for-sale securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
June 30, 2018:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$2,658	$106	$—	$—	1	$2,658	$106

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$170,316	$3,782	$128,277	$8,095	88	$298,593	$11,877

December 31, 2017:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$2,851	$19	$—	$—	1	$2,851	$19

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$41,163	$299	$140,200	$4,304	49	$181,363	$4,603

Mortgage-Backed Securities.  The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates subsequent to purchase.  All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2018 and December 31, 2017.

Trust Preferred Securities.  At June 30, 2018, the Company owned one trust preferred security, PreTSL XXIII.  PreTSL XXIII has an amortized cost and a remaining cost basis of $130,000 at June 30, 2018.  The trust preferred security represents an investment in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions. This security is classified in the Company’s held-to-maturity investment portfolio.

The trust preferred securities market is considered to be inactive as only seven transactions have occurred over the past 78 months in the same tranche of securities that we own and no new issuances of pooled trust preferred securities have occurred since 2007.  We used a discounted cash flow model to determine whether this security is other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in PreTSL XXIII did not incur additional impairment during the six months ended June 30, 2018 and there is no accumulated other comprehensive loss related to noncredit factors.

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Balance at the beginning of the period	$2,403	$2,403
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Credit losses on debt securities which were sold	—	—
Balance at the end of the period	$2,403	$2,403

(6)      Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Real estate loans:
First mortgages:
One- to four-family residential	$1,490,465	$1,444,625
Multi-family residential	10,626	10,799
Construction, commercial and other	24,549	21,787
Home equity loans and lines of credit	12,074	12,882
Total real estate loans	1,537,714	1,490,093
Other loans:
Loans on deposit accounts	281	274
Consumer and other loans	4,207	4,340
Total other loans	4,488	4,614
Less:
Net unearned fees and discounts	(3,196)	(3,188)
Allowance for loan losses	(2,614)	(2,548)
Total unearned fees, discounts and allowance for loan losses	(5,810)	(5,736)
Loans receivable, net	$1,536,392	$1,488,971

The table below presents the activity in the allowance for loan losses by portfolio segment:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended June 30, 2018:
Balance, beginning of period	$1,720	$530	$1	$49	$254	$2,554
Provision for loan losses	34	17	—	2	7	60
	1,754	547	1	51	261	2,614
Charge-offs	—	—	—	(7)	—	(7)
Recoveries	6	—	—	1	—	7
Net recoveries (charge-offs)	6	—	—	(6)	—	—
Balance, end of period	$1,760	$547	$1	$45	$261	$2,614

Six months ended June 30, 2018:
Balance, beginning of period	$1,721	$539	$1	$55	$232	$2,548
Provision (reversal of provision) for loan losses	33	8	—	(1)	29	69
	1,754	547	1	54	261	2,617
Charge-offs	—	—	—	(12)	—	(12)
Recoveries	6	—	—	3	—	9
Net recoveries (charge-offs)	6	—	—	(9)	—	(3)
Balance, end of period	$1,760	$547	$1	$45	$261	$2,614

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended June 30, 2017:
Balance, beginning of period	$1,603	$564	$1	$135	$237	$2,540
Provision (reversal of provision) for loan losses	(45)	(8)	—	(78)	8	(123)
	1,558	556	1	57	245	2,417
Charge-offs	—	—	—	(7)	—	(7)
Recoveries	44	—	—	3	—	47
Net recoveries (charge-offs)	44	—	—	(4)	—	40
Balance, end of period	$1,602	$556	$1	$53	$245	$2,457

Six months ended June 30, 2017:
Balance, beginning of period	$1,594	$519	$2	$115	$222	$2,452
Provision (reversal of provision) for loan losses	(56)	37	(1)	(55)	23	(52)
	1,538	556	1	60	245	2,400
Charge-offs	(11)	—	—	(12)	—	(23)
Recoveries	75	—	—	5	—	80
Net recoveries (charge-offs)	64	—	—	(7)	—	57
Balance, end of period	$1,602	$556	$1	$53	$245	$2,457

Management considers the allowance for loan losses at June 30, 2018 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions at that date. While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings.  In addition, as an integral part of their examination process, the bank regulators periodically review the allowance for loan losses and may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
June 30, 2018:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,760	547	1	45	261	2,614
Total ending allowance balance	$1,760	$547	$1	$45	$261	$2,614

Loans:
Ending loan balance:
Individually evaluated for impairment	$2,851	$—	$156	$—	$—	$3,007
Collectively evaluated for impairment	1,495,123	24,453	11,922	4,501	—	1,535,999
Total ending loan balance	$1,497,974	$24,453	$12,078	$4,501	$—	$1,539,006

December 31, 2017:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,721	539	1	55	232	2,548
Total ending allowance balance	$1,721	$539	$1	$55	$232	$2,548

Loans:
Ending loan balance:
Individually evaluated for impairment	$4,977	$—	$165	$—	$—	$5,142
Collectively evaluated for impairment	1,447,326	21,701	12,722	4,628	—	1,486,377
Total ending loan balance	$1,452,303	$21,701	$12,887	$4,628	$—	$1,491,519

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

		Unpaid
	Recorded	Principal
(Dollars in thousands)	Investment	Balance
June 30, 2018:
With no related allowance recorded:
One- to four-family residential mortgages	$2,851	$3,426
Home equity loans and lines of credit	156	226
Total	$3,007	$3,652

December 31, 2017:
With no related allowance recorded:
One- to four-family residential mortgages	$4,977	$5,897
Home equity loans and lines of credit	165	228
Total	$5,142	$6,125

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
2018:
With no related allowance recorded:
One- to four-family residential mortgages	$2,869	$13	$2,892	$27
Home equity loans and lines of credit	158	—	160	—
Total	$3,027	$13	$3,052	$27

2017:
With no related allowance recorded:
One- to four-family residential mortgages	$4,205	$18	$4,239	$31
Home equity loans and lines of credit	178	—	180	—
Total	$4,383	$18	$4,419	$31

There were no loans individually evaluated for impairment with a related allowance for loan loss as of June 30, 2018 or December 31, 2017.  Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they were written down to fair value at the time of impairment.

The Company had 12 nonaccrual loans with a book value of $2.1 million at June 30, 2018 and 17 nonaccrual loans with a book value of $4.2 million as of December 31, 2017.  The Company collected interest on nonaccrual loans of $52,000 and $87,000 during the six months ended June 30, 2018 and 2017, respectively, but due to regulatory requirements, the Company recorded the interest as a reduction of principal.  The Company would have recognized additional interest income of $69,000 and $114,000 during the six months ended June 30, 2018 and 2017, respectively, had the loans been accruing interest.  The Company did not have any loans more than 90 days past due and still accruing interest as of June 30, 2018 and December 31, 2017.

The table below presents the aging of loans and accrual status by class of loans:

								Loans
								More Than
								90 Days
	30 - 59	60 - 89	90 Days or					Past Due
	Days Past	Days Past	Greater	Total Past	Loans Not	Total	Nonaccrual	and Still
(Dollars in thousands)	Due	Due	Past Due	Due	Past Due	Loans	Loans	Accruing
June 30, 2018:
One- to four-family residential mortgages	$—	$1,298	$853	$2,151	$1,485,214	$1,487,365	$1,945	$—
Multi-family residential mortgages	—	—	—	—	10,609	10,609	—	—
Construction, commercial and other mortgages	—	—	—	—	24,453	24,453	—	—
Home equity loans and lines of credit	—	—	41	41	12,037	12,078	156	—
Loans on deposit accounts	—	—	—	—	281	281	—	—
Consumer and other	3	—	—	3	4,217	4,220	—	—

Total	$3	$1,298	$894	$2,195	$1,536,811	$1,539,006	$2,101	$—

December 31, 2017:
One- to four-family residential mortgages	$—	$1,207	$1,589	$2,796	$1,438,725	$1,441,521	$4,062	$—
Multi-family residential mortgages	—	—	—	—	10,782	10,782	—	—
Construction, commercial and other mortgages	—	—	—	—	21,701	21,701	—	—
Home equity loans and lines of credit	—	—	41	41	12,846	12,887	165	—
Loans on deposit accounts	—	—	—	—	274	274	—	—
Consumer and other	4	—	—	4	4,350	4,354	—	—

Total	$4	$1,207	$1,630	$2,841	$1,488,678	$1,491,519	$4,227	$—

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

There were no loans modified in a troubled debt restructuring during the six months ended June 30, 2018 or 2017.  There were no new troubled debt restructurings within the 12 months ended June 30, 2018 that subsequently defaulted.

The table below summarizes troubled debt restructurings by class of loans:

	Number of	Accrual	Number of	Nonaccrual
(Dollars in thousands)	Loans	Status	Loans	Status	Total
June 30, 2018:
One- to four-family residential mortgages	4	$906	4	$879	$1,785
Home equity loans and lines of credit	—	—	1	85	85
Total	4	$906	5	$964	$1,870

December 31, 2017:
One- to four-family residential mortgages	4	$915	5	$1,074	$1,989
Home equity loans and lines of credit	—	—	1	92	92
Total	4	$915	6	$1,166	$2,081

There were no delinquent restructured loans as of June 30, 2018. One of the restructured loans, for $149,000, was more than 149 days delinquent and not accruing interest as of December 31, 2017.  Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers.  At June 30, 2018, we had no commitments to lend any additional funds to these borrowers.

The Company had no real estate owned as of June 30, 2018 or December 31, 2017.  There was one one- to four-family residential mortgage loan for $436,000 and one home equity loan for $41,000 in the process of foreclosure as of June 30, 2018, and three one- to four-family residential mortgage loans totaling $650,000 and one home equity loan for $41,000 in the process of foreclosure as of December 31, 2017.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii.  Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the six months ended June 30, 2018 and 2017, the Company sold $7.0 million and $16.6 million, respectively, of mortgage loans held for sale and recognized gains of $53,000 and $126,000, respectively.  The Company did not have any loans held for sale at June 30, 2018.  The Company had one loan held for sale for $403,000 at December 31, 2017.

The Company serviced loans for others of $32.3 million at June 30, 2018 and $35.5 million at December 31, 2017.  Of these amounts, $1.5 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at June 30, 2018 and December 31, 2017.  The amount of contractually specified servicing fees earned for the six-month periods ended June 30, 2018 and 2017 was $46,000 and $54,000, respectively.  The amount of contractually specified servicing fees earned for the three-month periods ended June 30, 2018 and 2017 was $22,000 and $26,000, respectively.  The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

(7)      Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset.  Securities sold under agreements to repurchase are summarized as follows:

	June 30, 2018		December 31, 2017
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
1 year or less	$20,000	1.66%	$—	—%
Over 1 year to 2 years	10,000	1.65	25,000	1.66
Over 2 years to 3 years	—	—	5,000	1.65
Total	$30,000	1.66%	$30,000	1.66%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at June 30, 2018.  The amount at risk is the greater of the carrying value or fair value over the repurchase liability and refers to the potential loss to the Company if the secured lender fails to return the security at the maturity date of the agreement.  All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government-sponsored enterprises.  The repurchase liability cannot exceed 90% of the fair value of securities pledged.  In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$35,089	$34,008	$30,000	$5,089	11

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
June 30, 2018:
Securities sold under agreements to repurchase	$30,000	$—	$30,000	$30,000	$—	$—

December 31, 2017:
Securities sold under agreements to repurchase	$30,000	$—	$30,000	$30,000	$—	$—

(9)    Employee Benefit Plans

The Company has a noncontributory defined benefit pension plan (Pension Plan) that covers most employees with at least one year of service.  Effective December 31, 2008, under approved changes to the Pension Plan, there were no further accruals of benefits for any participants and benefits will not increase with any additional years of service.  Net periodic benefit cost, subsequent to December 31, 2008, has not been significant and is not disclosed in the table below.  The Company made a $1.0 million contribution to the Pension Plan during the second quarter of 2018.

The Company also sponsors a Supplemental Employee Retirement Plan (SERP), a noncontributory supplemental retirement benefit plan, which covers certain current and former employees of the Company for amounts in addition to those provided under the Pension Plan.

The components of net periodic benefit cost were as follows:

	SERP		SERP
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Net periodic benefit cost for the period:
Service cost	$20	$10	$40	$20
Interest cost	38	35	75	70
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized actuarial loss	—	—	—	—
Recognized curtailment loss	—	—	—	—
Net periodic benefit cost	$58	$45	$115	$90

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company.  The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants.  As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity.  The shares committed to be released are considered outstanding for earnings per share computations.  Compensation expense recognized for the three months ended June 30, 2018 and 2017 amounted to $435,000 and $305,000, respectively.  Compensation expense recognized for the six months ended June 30, 2018 and 2017 amounted to $811,000 and $626,000, respectively.

Shares held by the ESOP trust were as follows:

	June 30,	December 31,
	2018	2017
Allocated shares	422,378	397,912
Unearned shares	513,795	538,261
Total ESOP shares	936,173	936,173
Fair value of unearned shares, in thousands	$15,928	$16,616

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula.  The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans.  We accrue for these benefits over the period during which employees provide services to earn these benefits.  For the three months ended June 30, 2018 we accrued $16,000 for the ESOP restoration plan and for the three months ended June 30, 2017, we reversed $53,000 for the ESOP restoration plan.  For the six months ended June 30, 2018 and 2017, we accrued $111,000 and $64,000, respectively, for the ESOP restoration plan.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Compensation expense	$69	$28	$135	$37
Income tax benefit	19	11	37	15

Shares of our common stock issued under the 2010 Equity Incentive Plan shall come from authorized shares.  The maximum number of shares that will be awarded under the plan will be 1,862,637 shares.

Stock Options

The table below presents the stock option activity for the six months ended June 30, 2018 and 2017:

		Weighted		Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (years)	(in thousands)
Options outstanding at December 31, 2017	411,543	$17.48	2.73	$5,509
Granted	—	—	—	—
Exercised	69,008	17.36	—	920
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at June 30, 2018	342,535	$17.51	2.24	$4,621

Options outstanding at December 31, 2016	706,430	$17.43	3.70	$10,884
Granted	—	—	—	—
Exercised	110,894	17.36	—	1,670
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at June 30, 2017	595,536	$17.45	3.21	$8,185

Options vested and exercisable at June 30, 2018	341,335	$17.48	2.22	$4,615

The following summarizes certain stock option activity of the Company:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Intrinsic value of stock options exercised	$683	$797	$920	$1,670
Proceeds received from stock options exercised	885	971	1,198	1,925
Tax benefits realized from stock options exercised	178	287	220	594
Total fair value of stock options that vested	—	—	—	—

During the six months ended June 30, 2018, we issued 29,979 shares of common stock, net, in exchange for 69,008 stock options and 39,029 shares of common stock.  Pursuant to the provisions of our equity incentive plan, optionees are permitted to use the value of our common stock they own in a stock swap transaction or net settlement to pay the exercise price of stock options.

As of June 30, 2018, the Company had $1,000 of unrecognized compensation costs related to the stock option plan that will be amortized over a three-year vesting period.

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

The table below presents the restricted stock activity:

		Weighted
		Average Grant
	Restricted	Date Fair
	Stock	Value
Nonvested at December 31, 2017	10,806	$29.16
Granted	10,019	30.73
Vested	3,201	—
Forfeited	—	—
Nonvested at June 30, 2018	17,624	$29.92

Nonvested at December 31, 2016	2,400	$26.23
Granted	9,604	29.53
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2017	12,004	$28.87

During the six months ended June 30, 2018, the Company issued 10,019 shares of restricted stock to certain members of executive management under the 2010 Equity Incentive Plan.  The fair value of the restricted stock is based on the value of the Company’s stock on the date of grant.  Restricted stock will vest over three years from the date of grant.

As of June 30, 2018, the Company had $460,000 of unrecognized compensation costs related to restricted stock.

During the six months ended June 30, 2018, the Company issued 12,018 performance-based restricted stock units (PRSUs) to certain members of executive management under the 2010 Equity Incentive Plan.  These PRSUs will vest in the first quarter of 2021 after our Compensation Committee determines whether a performance condition that compares the Company’s return on average equity to the SNL Bank Index is achieved.  Depending on the Company’s performance, the actual number of these PRSUs that are issued at the end of the vesting period can vary between 0% to 150% of the target award.  For the PRSUs, an estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized.  This estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period.

The table below presents the PRSUs that will vest on a performance condition:

	Performance-
	Based Restricted
	Stock Units	Weighted
	Based on a	Average Grant
	Performance	Date Fair
	Condition	Value
Nonvested at December 31, 2017	11,520	$29.53
Granted	12,018	30.73
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2018	23,538	$30.14

The fair value of these PRSUs is based on the fair value of the Company’s stock on the date of grant.  As of June 30, 2018, the Company had $253,000 of unrecognized compensation costs related to these PRSUs.  Performance will be measured over a three-year performance period and will be cliff vested.

During the six months ended June 30, 2018, the Company issued 3,005 of PRSUs to certain members of executive management under the 2010 Equity Incentive Plan.  These PRSUs will vest in the first quarter of 2021 after our Compensation Committee determines whether a market condition that compares the Company’s total stock return to the SNL Bank Index is achieved.  The number of shares that will be expensed will not be adjusted for performance.  The fair value of these PRSUs is based on a Monte Carlo valuation of the Company’s stock on the date of grant.  The assumptions which were used in the Monte Carlo valuation of the PRSUs are:

Grant date: March 8, 2018

Performance period: January 1, 2018 to December 31, 2020

2.82 year risk-free rate on grant date: 2.39%

December 31, 2017 closing price: $30.87

Closing stock price on the date of grant: $30.73

Annualized volatility (based on 2.82 year historical volatility as of the grant date): 16.6%

The table below presents the PRSUs that will vest on a market condition:

	Performance-
	Based Restricted	Monte Carlo
	Stock Units	Valuation of
	Based on a	the Company's
	Market Condition	Stock
Nonvested at December 31, 2017	2,879	$24.44
Granted	3,005	28.32
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2018	5,884	$26.42

As of June 30, 2018, the Company had $80,000 of unrecognized compensation costs related to the PRSUs that are based on a market condition.  Performance will be measured over a three-year performance period and will be cliff vested.

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

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Net income	$4,963	$4,301	$9,783	$8,622
Income allocated to participating securities	(27)	(4)	(42)	(7)
Net income available to common shareholders	$4,936	$4,297	$9,741	$8,615

Weighted-average number of shares used in:
Basic earnings per share	9,219,859	9,255,739	9,251,999	9,235,553
Dilutive common stock equivalents:
Stock options and restricted stock units	174,172	284,018	187,619	303,990
Diluted earnings per share	9,394,031	9,539,757	9,439,618	9,539,543

Net income per common share, basic	$0.54	$0.46	$1.05	$0.93
Net income per common share, diluted	$0.53	$0.45	$1.03	$0.90

(13)    Other Comprehensive Income and Loss

The table below presents the changes in the components of accumulated other comprehensive income and loss, net of taxes:

	Unfunded	Unrealized
	Pension	Loss on
(Dollars in thousands)	Liability	Securities	Total
Three months ended June 30, 2018
Balances at beginning of period	$6,783	$95	$6,878
Other comprehensive loss, net of taxes	—	11	11
Net current period other comprehensive loss	—	11	11
Balances at end of period	$6,783	$106	$6,889

Three months ended June 30, 2017
Balances at beginning of period	$5,284	$30	$5,314
Other comprehensive loss, net of taxes	—	15	15
Net current period other comprehensive loss	—	15	15
Balances at end of period	$5,284	$45	$5,329

Six months ended June 30, 2018
Balances at beginning of period	$5,657	$37	$5,694
Other comprehensive loss, net of taxes	—	60	60
Amounts reclassified from accumulated other comprehensive loss	1,126	9	1,135
Net current period other comprehensive loss	1,126	69	1,195
Balances at end of period	$6,783	$106	$6,889

Six months ended June 30, 2017
Balances at beginning of period	$5,284	$32	$5,316
Other comprehensive loss, net of taxes	—	13	13
Net current period other comprehensive loss	—	13	13
Balances at end of period	$5,284	$45	$5,329

The reclassification from accumulated other comprehensive loss for the six months ended June 30, 2018, was related to the FASB ASC amendment to the Income Statement – Reporting Comprehensive Income topic issued in February 2018.  This amendment allowed the reclassification of deferred taxes in accumulated other comprehensive income to retained earnings.  See Note 3, Recently Issued Accounting Pronouncements, for additional information.

The table below presents the tax effect on each component of accumulated other comprehensive income and loss:

	Three Months Ended June 30,
	2018			2017
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unrealized loss on securities	$16	$(5)	$11	$25	$(10)	$15
Total	$16	$(5)	$11	$25	$(10)	$15

	Six Months Ended June 30,
	2018			2017
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unrealized loss on securities	$82	$(22)	$60	$22	$(9)	$13
Total	$82	$(22)	$60	$22	$(9)	$13

(14)    Revenue Recognition

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

Revenue from contracts with customers is reported in service fees on loan and deposit accounts and in other noninterest income in the consolidated statement of income.  The table below reconciles the revenue from contracts with customers and other revenue reported in those line items:

	Service Fees on
	Loan and Deposit
(Dollars in thousands)	Accounts	Other	Total
Three months ended June 30, 2018
Revenue from contracts with customers	$391	$52	$443
Other revenue	96	27	123
Total	$487	$79	$566

Three months ended June 30, 2017
Revenue from contracts with customers	$348	$49	$397
Other revenue	159	27	186
Total	$507	$76	$583

Six months ended June 30, 2018
Revenue from contracts with customers	$711	$93	$804
Other revenue	191	55	246
Total	$902	$148	$1,050

Six months ended June 30, 2017
Revenue from contracts with customers	$724	$103	$827
Other revenue	339	55	394
Total	$1,063	$158	$1,221

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2018
Assets
Cash and cash equivalents	$27,672	$27,672	$27,672	$—	$—
Investment securities available for sale	2,658	2,658	—	2,658	—
Investment securities held to maturity	392,189	382,962	—	382,231	731
Loans receivable, net	1,536,392	1,509,423	—	—	1,509,423
FHLB stock	5,925	5,925	—	5,925	—
FRB stock	3,106	3,106	—	3,106	—
Accrued interest receivable	5,195	5,195	8	1,014	4,173
Interest rate contracts	2	2	—	2	—

Liabilities
Deposits	1,647,183	1,643,537	—	1,267,555	375,982
Advances from the Federal Home Loan Bank	88,000	87,327	—	87,327	—
Securities sold under agreements to repurchase	30,000	29,736	—	29,736	—
Accrued interest payable	370	370	—	112	258
Interest rate contracts	2	2	—	2	—

December 31, 2017
Assets
Cash and cash equivalents	$32,089	$32,089	$32,089	$—	$—
Investment securities available for sale	2,851	2,851	—	2,851	—
Investment securities held to maturity	404,792	406,663	—	405,818	845
Loans held for sale	403	414	—	414	—
Loans receivable, net	1,488,971	1,505,097	—	—	1,505,097
FHLB stock	6,541	6,541	—	6,541	—
FRB stock	3,103	3,103	—	3,103	—
Accrued interest receivable	5,142	5,142	7	1,045	4,090
Interest rate contracts	8	8	—	8	—

Liabilities
Deposits	1,597,295	1,595,992	—	1,285,070	310,922
Advances from the Federal Home Loan Bank	107,200	107,019	—	107,019	—
Securities sold under agreements to repurchase	30,000	29,846	—	29,846	—
Accrued interest payable	575	575	—	115	460
Interest rate contracts	8	8	—	8	—

At June 30, 2018 and December 31, 2017, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

June 30, 2018
Interest rate contracts — assets	$—	$2	$—	$2
Interest rate contracts — liabilities	—	(2)	—	(2)
Available-for-sale investments	—	2,658	—	2,658

December 31, 2017
Interest rate contracts — assets	$—	$8	$—	$8
Interest rate contracts — liabilities	—	(8)	—	(8)
Available-for-sale investments	—	2,851	—	2,851

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of December 31, 2017 and the related losses for the year ended December 31, 2017.  There were no assets measured at fair value as of June 30, 2018.

	Fair Value
(Dollars in thousands)	Adjustment Date	Level 1	Level 2	Level 3	Total	Total Losses

December 31, 2017
Impaired loans	3/31/2017	$—	$87	$—	$87	$(11)

The fair value of impaired loans is determined using the value of collateral less estimated selling costs.  Gains and losses on impaired loans are included in the provision for loan losses in the consolidated statements of income.

(16)    Subsequent Events

On July 26, 2018, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.22 per share of common stock.  The dividend is expected to be paid on August 23, 2018 to stockholders of record as of August 9, 2018.

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

We have continued our focus on originating one- to four-family residential real estate loans.  Our emphasis on conservative loan underwriting has resulted in continued low levels of nonperforming assets. Our nonperforming assets, which can include nonaccrual loans and real estate owned, totaled $2.1 million, or 0.10% of total assets, at June 30, 2018, compared to $4.2 million, or 0.21% of total assets, at December 31, 2017.  Our nonperforming loans and loss experience has enabled us to maintain a relatively low allowance for loan losses in relation to other peer institutions and correspondingly resulted in low levels of provisions for loan losses.  We recorded a $69,000 loss provision for the six months ended June 30, 2018 and reversed $52,000 of loan loss provisions for the six months ended June 30, 2017.

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

We sold $7.0 million and $16.6 million of fixed-rate mortgage loans for the six months ended June 30, 2018 and 2017, respectively.  Federal Home Loan Bank advances decreased by $19.2 million to $88.0 million for the six months ended June 30, 2018 and remained constant at $69.0 million for the six months ended June 30, 2017.  Securities sold under agreements to repurchase remained constant at $30.0 million and $55.0 million, respectively, for the six months ended June 30, 2018 and 2017.

Our investments in mortgage-backed securities have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  These agencies guarantee the payment of principal and interest on our mortgage-backed securities.  We do not own any preferred stock issued by Fannie Mae or Freddie Mac.  As of June 30, 2018 and December 31, 2017, we owned $394.8 million and $407.2 million, respectively, of mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Assets.  At June 30, 2018, our assets were $2.032 billion, an increase of $28.6 million, or 1.4%, from $2.004 billion at December 31, 2017.  The increase in assets was primarily the result of a $47.0 million increase in total loans receivable which was partially offset by a $12.8 million decrease in total investment securities and a $4.4 million decrease in cash and cash equivalents.

Cash and Cash Equivalents.  Cash and cash equivalents were $27.7 million at June 30, 2018, a decrease of $4.4 million since December 31, 2017.  The decrease in cash and cash equivalents was primarily caused by a $47.0 million increase in total loans receivable, a $19.2 million decrease in FHLB advances, $6.1 million in common stock repurchases and $3.7 million in dividends paid.  These decreases were partially offset by a $49.9 million increase in deposits and a $12.8 million decrease in the investment portfolio.

Loans.  Total loans were $1.536 billion at June 30, 2018, or 75.6% of total assets.  During the six months ended June 30, 2018, the loan portfolio increased by $47.0 million, or 3.2%.  The increase in the loan portfolio primarily occurred as the production of new one- to four-family residential loans exceeded principal repayments and loan sales.

Securities.  At June 30, 2018, our securities portfolio totaled $394.8 million, or 19.4% of total assets.  During the six months ended June 30, 2018, the securities portfolio decreased by $12.8 million, or 3.1%.  The decrease in the securities portfolio was due to principal repayments and sales exceeding new security purchases.  During the six months ended June 30, 2018, $15.0 million of securities were purchased for the held-to-maturity portfolio.

At June 30, 2018, none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans.

At June 30, 2018, we owned a trust preferred security with an amortized cost of $130,000.  This security represents an investment in a pool of debt obligations primarily issued by holding companies of Federal Deposit Insurance Corporation-insured financial institutions.

The trust preferred securities market is considered to be inactive as only seven transactions have occurred over the past 78 months in the same tranche of securities we own and no new issuances of pooled trust preferred securities have occurred since 2007.  We use a discounted cash flow model to determine whether this security is other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on our review, our investment in the trust preferred security did not incur additional impairment during the six months ended June 30, 2018.

Deposits.  Deposits were $1.647 billion at June 30, 2018, an increase of $49.9 million, or 3.1%, since December 31, 2017.  The growth in deposits was primarily due to an increase of $67.4 million in certificates of deposit, which was partially offset by a $20.0 million decrease in savings accounts during the six months ended June 30, 2018.  The increase in certificates of deposit was primarily due to a $56.5 million increase in deposits made by state and local governments.

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank and funds borrowed under securities sold under agreements to repurchase.  During the six months ending June 30, 2018 total borrowings decreased to $118.0 million at June 30, 2018 from $137.2 million at December 31, 2017.   Federal Home Loan Bank advances decreased by $19.2 million to $88.0 million and securities sold under agreements to repurchase remained constant at $30.0 million.  We have not required any additional borrowings to fund our operations.  Instead, we have primarily funded our operations with additional deposits, proceeds from loan sales and principal repayments on loans and mortgage-backed securities.

Stockholders’ Equity.  Total stockholders’ equity decreased to $234.7 million at June 30, 2018 from $234.9 million at December 31, 2017.  The decrease in stockholders’ equity occurred primarily as the repurchase of $7.3 million of common stock and the declaration of dividends of $4.7 million exceeded net income of $9.8 million and $1.2 million of shares issued for the exercise of stock options.

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
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,468,803	$14,265	3.88%	$1,334,585	$12,931	3.88%
Multi-family residential	10,654	121	4.54	9,429	111	4.71
Construction, commercial and other	24,076	279	4.64	22,438	251	4.47
Home equity loans and lines of credit	12,612	159	5.04	14,163	168	4.74
Other loans	4,431	60	5.42	5,159	66	5.12
Total loans	1,520,576	14,884	3.92	1,385,774	13,527	3.90
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	405,143	3,122	3.08	395,081	3,078	3.12
Trust preferred securities	247	—	—	1,016	—	—
Total securities	405,390	3,122	3.08	396,097	3,078	3.11
Other	33,574	176	2.10	53,779	172	1.28
Total interest-earning assets	1,959,540	18,182	3.71	1,835,650	16,777	3.66
Non-interest-earning assets	68,178			69,133
Total assets	$2,027,718			$1,904,783

Interest-bearing liabilities:
Savings accounts	$1,026,940	1,187	0.46%	$1,030,240	1,077	0.42%
Certificates of deposit	355,964	1,486	1.67	244,801	683	1.12
Money market accounts	5,795	7	0.48	5,038	5	0.40
Checking and Super NOW accounts	184,304	10	0.02	181,037	10	0.02
Total interest-bearing deposits	1,573,003	2,690	0.68	1,461,116	1,775	0.49
Federal Home Loan Bank advances	102,620	459	1.79	70,424	261	1.48
Securities sold under agreements to repurchase	30,000	126	1.68	55,000	217	1.58
Total interest-bearing liabilities	1,705,623	3,275	0.77	1,586,540	2,253	0.57
Non-interest-bearing liabilities	86,821			82,697
Total liabilities	1,792,444			1,669,237
Stockholders’ equity	235,274			235,546
Total liabilities and stockholders’ equity	$2,027,718			$1,904,783

Net interest income		$14,907			$14,524
Net interest rate spread (3)			2.94%			3.09%
Net interest-earning assets (4)	$253,917			$249,110
Net interest margin (5)			3.04%			3.16%
Interest-earning assets to interest-bearing liabilities	114.89%			115.70%

(1)	Annualized.
(2)	Average balance includes loans or investments available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2018			2017
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,458,492	$28,573	3.92%	$1,319,137	$25,831	3.92%
Multi-family residential	10,699	243	4.54	9,467	222	4.69
Construction, commercial and other	22,777	545	4.79	22,981	522	4.54
Home equity loans and lines of credit	12,733	311	4.88	14,530	337	4.64
Other loans	4,467	119	5.33	4,960	128	5.16
Total loans	1,509,168	29,791	3.95	1,371,075	27,040	3.94
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	406,374	6,251	3.08	396,651	6,159	3.11
Trust preferred securities	327	—	—	1,080	—	—
Total securities	406,701	6,251	3.07	397,731	6,159	3.10
Other	38,790	374	1.93	63,663	359	1.13
Total interest-earning assets	1,954,659	36,416	3.73	1,832,469	33,558	3.66
Non-interest-earning assets	69,147			68,936
Total assets	$2,023,806			$1,901,405

Interest-bearing liabilities:
Savings accounts	$1,033,130	2,361	0.46%	$1,029,066	2,115	0.41%
Certificates of deposit	349,554	2,748	1.57	246,247	1,282	1.04
Money market accounts	5,699	13	0.46	4,538	10	0.44
Checking and Super NOW accounts	183,063	19	0.02	180,370	19	0.02
Total interest-bearing deposits	1,571,446	5,141	0.65	1,460,221	3,426	0.47
Federal Home Loan Bank advances	100,466	878	1.75	69,716	515	1.48
Securities sold under agreements to repurchase	30,000	251	1.67	55,000	433	1.57
Total interest-bearing liabilities	1,701,912	6,270	0.74	1,584,937	4,374	0.55
Non-interest-bearing liabilities	86,691			82,290
Total liabilities	1,788,603			1,667,227
Stockholders’ equity	235,203			234,178
Total liabilities and stockholders’ equity	$2,023,806			$1,901,405

Net interest income		$30,146			$29,184
Net interest rate spread (3)			2.99%			3.11%
Net interest-earning assets (4)	$252,747			$247,532
Net interest margin (5)			3.08%			3.19%
Interest-earning assets to interest-bearing liabilities	114.85%			115.62%

(1)	Annualized.
(2)	Average balance includes loans or investments available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017

General.  Net income increased by $662,000, or 15.4%, to $5.0 million for the three months ended June 30, 2018 compared to $4.3 million for the three months ended June 30, 2017.  The increase in net income was due to a $1.3 million decrease in income taxes and a $383,000 increase in net interest income.  These were partially offset by a $620,000 increase in noninterest expense, a $222,000 decrease in noninterest income and a $183,000 increase in loan loss provisions.

Net Interest Income.  Net interest income increased by $383,000, or 2.6%, to $14.9 million for the three months ended June 30, 2018 compared to $14.5 million for the three months ended June 30, 2017.  Interest income increased by $1.4 million, or 8.4%, due to a $123.9 million increase in the average balance of interest-earning assets and a five basis point increase in the yield on average interest-earning assets.  Interest expense increased by $1.0 million, or 45.4%, due to a $119.1 million increase in the average balance of interest-bearing liabilities and a 20 basis point increase in the cost of average interest-bearing liabilities. The interest rate spread and net interest margin were 2.94% and 3.04%, respectively, for the three months ended June 30, 2018, compared to 3.09% and 3.16% respectively, for the three months ended June 30, 2017.  The decreases in the interest rate spread and in the net interest margin are attributed to a 20 basis point increase in the cost of average interest-bearing liabilities, which was partially offset by a five basis point increase in the yield on average interest-earning assets.

Interest Income.  Interest income increased by $1.4 million, or 8.4%, to $18.2 million for the three months ended June 30, 2018 from $16.8 million for the three months ended June 30, 2017.  Interest income on loans increased by $1.4 million, or 10.0%, to $14.9 million for the three months ended June 30, 2018 from $13.5 million for the three months ended June 30, 2017.  The increase in interest income on loans occurred primarily because the average balance of loans grew by $134.8 million, or 9.7%, as new loan originations exceeded loan repayments and loan sales.

Interest Expense.  Interest expense increased by $1.0 million, or 45.4%, to $3.3 million for the three months ended June 30, 2018 from $2.3 million for the three months ended June 30, 2017.  Interest expense on deposits increased by $915,000, or 51.5%, from $1.8 million for the three months ended June 30, 2017 to $2.7 million for the three months ended June 30, 2018.  The increase in interest expense on deposits was due to an increase in the average outstanding balance and the average rate paid on deposits.  The average outstanding balance of deposits increased by $111.9 million, or 7.7%, to $1.573 billion for the three months ended June 30, 2018 compared to $1.461 billion for the three months ended June 30, 2017.  The growth in deposits was primarily due to a $111.2 million increase in the average balance of certificates of deposit.  The average rate paid on certificates of deposit increased by 55 basis points from 1.12% for the three months ended June 30, 2017 to 1.67% for the three months ended June 30, 2018.  The increase in the average rate paid on certificates of deposit was primarily due to higher interest rates paid on newly opened long-term certificates of deposit from state and local governments with terms greater than two years.  These deposits were used to extend the maturity of deposits and to reduce interest rate risk.  Interest expense on Federal Home Loan Bank advances rose to $459,000 for the three months ended June 30, 2018 compared to $261,000 for the three months ended June 30, 2017.  The increase in interest expense on advances occurred because of a $32.2 million increase in the average balance and a 31 basis point increase in the cost of advances.  The increase in the average balance and the cost of advances occurred as we obtained long-term advances to extend the maturity of our borrowings and reduce interest rate risk.  Interest expense on securities sold under agreements to repurchase declined to $126,000 for the three months ended June 30, 2018 compared to $217,000 for the three months ended June 30, 2017.  The decrease in interest expense occurred primarily because of a $25.0 million decrease in the average balance which occurred as matured borrowings were paid off.

Provision for Loan Losses.  We recorded provisions for loan losses of $60,000 for the three months ended June 30, 2018 and reversed provisions of $123,000 for the three months ended June 30, 2017.  The loan loss provisions in 2018 is related to the growth in loans receivable while the reversal of provisions in 2017 resulted from improving credit quality of our loan portfolio and a reduction in loan losses.  The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.17% at June 30, 2018 and 2017.  Nonaccrual loans totaled $2.1 million at June 30, 2018, or 0.10% of total loans at that date, compared to $3.4 million of nonaccrual loans at June 30, 2017, or 0.24% of total loans at that date.  Nonaccrual loans as of June 30, 2018 and 2017 consisted primarily of one- to four-family residential real estate loans.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2018 and 2017.  For additional information see Note (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income.  The following table summarizes changes in noninterest income between the three months ended June 30, 2018 and 2017.

	Three Months Ended
	June 30,		Change
	2018	2017	$ Change	% Change
		(Dollars in thousands)
Service fees on loan and deposit accounts	$487	$507	$(20)	(3.9)%
Income on bank-owned life insurance	216	227	(11)	(4.8)%
Gain on sale of investment securities	45	186	(141)	(75.8)%
Gain on sale of loans	10	63	(53)	(84.1)%
Other	79	76	3	3.9%
Total	$837	$1,059	$(222)	(21.0)%

Noninterest income decreased by $222,000 for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.  During the three months ended June 30, 2018 we received proceeds of $4.5 million from the sale of $4.4 million of held-to maturity mortgage-backed securities, resulting in gross realized gains of $45,000.  During the three months ended June 30, 2017 we received proceeds of $3.5 million from the sale of $3.3 million of held-to-maturity mortgage-backed securities, resulting in gross realized gains of $186,000.  The sale of these mortgage-backed securities, for which we had already collected a substantial portion of the original purchased principal (at least 85%), was in accordance with the Investments — Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of intent to hold remaining securities in the held-to-maturity portfolio to maturity.  During the three months ended June 30, 2018 and 2017, we sold $2.5 million and $8.6 million, respectively, of loans and recognized gains of $10,000 and $63,000, respectively.

Noninterest Expense.  The following table summarizes changes in noninterest expense between the three months ended June 30, 2018 and 2017.

	Three Months Ended
	June 30,		Change
	2018	2017	$ Change	% Change
		(Dollars in thousands)
Salaries and employee benefits	$5,496	$4,900	$596	12.2%
Occupancy	1,574	1,461	113	7.7%
Equipment	997	882	115	13.0%
Federal deposit insurance premiums	154	148	6	4.1%
Other general and administrative expenses	1,153	1,363	(210)	(15.4)%
Total	$9,374	$8,754	$620	7.1%

Noninterest expense increased by $620,000 for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in noninterest expense was primarily due to a $596,000 increase in salaries and employee benefits that occurred mainly because of a decrease in the capitalized cost of new loan originations and an increase in the minimum average hourly wage rate we pay to our employees to $15.00 an hour.  As new loans are originated, compensation expense is reduced due to the capitalization of the cost of the new loans.  Fewer loans were originated in the second quarter of 2018 compared to the second quarter of 2017.  The decrease in the number of new loans originated resulted in a reduction of loan cost capitalization and a higher compensation expense for the three months ended June 30, 2018.  Starting on January 1, 2018, Territorial Savings Bank also raised the minimum hourly wage rate it pays to $15.00 an hour to share the benefits it is receiving from the reduction in the federal corporate tax rate from 35.0% in 2017 to 21.0% effective for 2018.  The increase in equipment expense was primarily due to an increase in depreciation expense and other data processing expense.  The increase in occupancy expense was primarily due to an increase in repairs and maintenance and rent expense.  The decrease in other general and administration expenses was primarily due to a decrease in legal and professional fees.

Income Tax Expense.  Income taxes were $1.3 million for the three months ended June 30, 2018, reflecting an effective tax rate of 21.3%, compared to $2.7 million for the three months ended June 30, 2017, reflecting an effective tax rate of 38.1%.  The reduction in the effective tax rate for the three months ended June 30, 2018 was primarily due to the decrease in the federal corporate tax rate from 35.0% in 2017 to 21.0%, effective January 1, 2018.  In addition, income tax expense for the three months ended June 30, 2018 included tax benefits of $110,000 from the exercise of stock options and $140,000 from a $1.0 million contribution to our defined benefit pension plan.  The tax benefit from the pension contribution occurred as the tax deduction for the pension contribution is calculated at the 35.0% federal tax rate for 2017 rather than the 21.0% corporate tax rate for 2018.  Income tax expense for the three months ended June 30, 2017 included tax benefits of $183,000 from the exercise of stock options.

Comparison of Operating Results for the Six Months Ended June 30, 2018 and 2017

General.  Net income increased by $1.2 million, or 13.5%, from $8.6 million for the six months ended June 30, 2017 to $9.8 million for the six months ended June 30, 2018.  The increase in net income was due to a $2.1 million decrease in income taxes and a $962,000 increase in net interest income.  These were partially offset by a $1.3 million increase in noninterest expense, a $502,000 decrease in noninterest income and a $121,000 increase in loan loss provisions.

Net Interest Income.  Net interest income increased by $962,000, or 3.3%, to $30.1 million for the six months ended June 30, 2018 compared to $29.2 million for the six months ended June 30, 2017.  Interest income increased by $2.9 million, or 8.5%, due to a $122.2 million increase in the average balance and a seven basis point increase in the yield of interest-earning assets.  Interest expense increased by $1.9 million, or 43.3%, due to a $117.0 million increase in the average balance of interest-bearing liabilities and a 19 basis point increase in the cost of average interest-bearing liabilities. The interest rate spread and net interest margin were 2.99% and 3.08% respectively, for the six months ended June 30, 2018, compared to 3.11% and 3.19% respectively, for the six months ended June 30, 2017.  The decreases in the interest rate spread and in the net interest margin are attributed to a 19 basis point increase in the cost of average interest-bearing liabilities that was partially offset by a seven basis point increase in the yield of average interest-earning assets.

Interest Income.  Interest income increased by $2.9 million, or 8.5%, to $36.4 million for the six months ended June 30, 2018 from $33.6 million for the six months ended June 30, 2017.  Interest income on loans increased by $2.8 million, or 10.2%, to $29.8 million for the six months ended June 30, 2018 from $27.0 million for the six months ended June 30, 2017.  The increase in interest income on loans occurred primarily because the average balance of loans grew by $138.1 million, or 10.1%, as new loan originations exceeded loan repayments and loan sales.

Interest Expense.  Interest expense increased by $1.9 million, or 43.3%, to $6.3 million for the six months ended June 30, 2018.  Interest expense on deposits increased by $1.7 million, or 50.1%, from $3.4 million for the six months ended June 30, 2017 to $5.1 million for the six months ended June 30, 2018. The increase in interest expense on deposits was due to an increase in the average outstanding balance and the average rate paid on deposits. The average outstanding balance of deposits increased by $111.2 million, or 7.6%, to $1.571 billion for the six months ended June 30, 2018 compared to $1.460 billion for the six months ended June 30, 2017.  The growth in deposits was primarily due to a $103.3 million increase in the average balance of certificates of deposit.  The average rate paid on certificates of deposits increased by 53 basis points from 1.04% for the six months ended June 30, 2017 to 1.57% for the six months ended June 30, 2018.  The increase in the average rate paid on certificates of deposit was primarily due to higher interest rates paid on newly opened long-term certificates of deposit from state and local governments with terms greater than two years.  These deposits were used to extend the maturity of deposits and to reduce interest rate risk.  Interest expense on Federal Home Loan Bank advances rose to $878,000 for the six months ended June 30, 2018 compared to $515,000 for the six months ended June 30, 2017.  The increase in interest expense on advances occurred because of a $30.8 million increase in the average balance and a 27 basis point increase in the cost of advances.  The increase in the average balance and the cost of advances occurred as we obtained long-term advances to extend the maturity of our borrowings and reduce interest rate risk.  Interest expense on securities sold under agreements to repurchase declined to $251,000 for the six months ended June 30, 2018 compared to $433,000 for the six months ended June 30, 2017.  The decrease in interest expense occurred primarily because of a $25.0 million decrease in the average balance, which occurred as matured borrowings were paid off.

Provision for Loan Losses.  We recorded provisions for loan losses of $69,000 at June 30, 2018 and reversed provisions for loan losses of $52,000 at June 30, 2017.  The loan loss provisions in 2018 is related to growth in the loans receivable while the reversal of provisions in 2017 resulted from improving credit quality of our loan portfolio and a reduction in loan losses.  The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.17% at June 30, 2018 and 2017.  Nonaccrual loans totaled $2.1 million at June 30, 2018, or 0.10% of total loans at that date, compared to $3.4 million of nonaccrual loans at June 30, 2017, or 0.24% of total loans at that date.  Nonaccrual loans as of June 30, 2018 and 2017 consisted primarily of one- to four-family residential real estate loans.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2018 and 2017.  For additional information see note (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income.  The following table summarizes changes in noninterest income between the six months ended June 30, 2018 and 2017.

	Six Months Ended
	June 30,		Change
	2018	2017	$ Change	% Change
		(Dollars in thousands)
Service fees on loan and deposit accounts	$902	$1,063	$(161)	(15.1)%
Income on bank-owned life insurance	431	453	(22)	(4.9)%
Gain on sale of investment securities	45	281	(236)	(84.0)%
Gain on sale of loans	53	126	(73)	(57.9)%
Other	148	158	(10)	(6.3)%
Total	$1,579	$2,081	$(502)	(24.1)%

Noninterest income decreased by $502,000 for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.  During the six months ended June 30, 2018 and 2017, we received proceeds of $4.5 million and $5.1 million, respectively, from the sale of $4.4 million and $4.8 million, respectively, of held-to-maturity mortgage-backed securities, resulting in gross realized gains of $45,000 and $281,000, respectively. The sale of these mortgage-backed securities, for which we had already collected a substantial portion of the original purchased principal (at least 85%), was in accordance with the Investments — Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of intent to hold remaining securities in the held-to-maturity portfolio to maturity.  During the six months ended June 30, 2018, service fees on loan and deposit accounts decreased primarily due to a decrease in broker fee and other loan income. During the six months ended June 30, 2018 and 2017, we sold $7.0 million and $16.6 million, respectively, of mortgage loans held for sale and recognized gains of $53,000 and $126,000, respectively.

Noninterest Expense.  The following table summarizes changes in noninterest expense between the six months ended June 30, 2018 and 2017.

	Six Months Ended
	June 30,		Change
	2018	2017	$ Change	% Change
		(Dollars in thousands)
Salaries and employee benefits	$11,143	$9,983	$1,160	11.6%
Occupancy	3,090	2,910	180	6.2%
Equipment	1,939	1,748	191	10.9%
Federal deposit insurance premiums	307	296	11	3.7%
Other general and administrative expenses	2,288	2,524	(236)	(9.4)%
Total	$18,767	$17,461	$1,306	7.5%

Noninterest expense increased by $1.3 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Salaries and employee benefits expense increased by $1.2 million primarily because of a decrease in the capitalized cost of new loan originations and an increase in the minimum average hourly wage rate we pay to our employees to $15.00 an hour.  As new loans are originated, compensation expense is reduced due to the capitalization of the cost of the new loans.  Fewer loans were originated in the first six months of 2018 compared to the first six months of 2017.  The decrease in the number of new loans originated resulted in a reduction of loan cost capitalization and a higher compensation expense for the six months ended June 30, 2018.  Starting on January 1, 2018, Territorial Savings Bank also raised the minimum hourly wage rate it pays to $15.00 an hour to share the benefits it is receiving from the reduction in the federal corporate tax rate from 35.0% in 2017 to 21.0% effective for 2018.  Equipment expense increased mainly due to an increase in depreciation and other data processing expense.  An increase in occupancy expense was primarily due to increases in repairs and maintenance expense and rent expense.  Other general and administrative expenses decreased mainly due to a decrease in legal expense and other professional fees.

Income Tax Expense.  Income taxes were $3.1 million for the six months ended June 30, 2018, reflecting an effective tax rate of 24.1%, compared to $5.2 million for the six months ended June 30, 2017, reflecting an effective tax rate of 37.8%.  The reduction in the effective tax rate for the six months ended June 30, 2018 was primarily due to the decrease in the federal corporate tax rate from 35.0% in 2017 to 21.0%, effective January 1, 2018.  In addition, income tax expense for the six months ended June 30, 2018 included tax benefits of $129,000 from the exercise of stock options and $140,000 from a $1.0 million contribution to our defined benefit pension plan.  The tax benefit from the pension contribution occurred as the tax deduction for the pension contribution is calculated at the 35.0% federal tax rate for 2017 rather than the 21.0% corporate tax rate for 2018.  Income tax expense for the six months ended June 30, 2017 included tax benefits of $392,000 from the exercise of stock options.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan repayments, advances from the Federal Home Loan Bank, securities sold under agreements to repurchase, proceeds from loan sales and principal repayments on securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Chief Financial Officer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2018.

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

Our most liquid asset is cash.  The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period.  At June 30, 2018, our cash and cash equivalents totaled $27.7 million. On that date, we had $30.0 million in securities sold under agreements to repurchase outstanding and $88.0 million of Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $631.5 million under Federal Home Loan Bank advances.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2018, we had $7.6 million in loan commitments outstanding, most of which were for fixed-rate loans, and had $26.4 million in unused lines of credit to borrowers.  Certificates of deposit due within one year at June 30, 2018 totaled $170.9 million, or 10.4% of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2019.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities.  During the six months ended June 30, 2018 and 2017 we originated $121.7 million and $171.1 million of loans, respectively.  We purchased $15.0 million and $22.9 million of securities in the six months ended June 30, 2018 and 2017, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances, securities sold under agreements to repurchase, stock repurchases and dividend payments.  We experienced net increases in deposits of $49.9 million and $39.4 million for the six months ended June 30, 2018 and 2017, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provide an additional source of funds.  Federal Home Loan Bank advances were $88.0 million and $107.2 million at June 30, 2018 and December 31, 2017, respectively.  We had the ability to borrow up to an additional $631.5 million and $579.4 million from the Federal Home Loan Bank as of June 30, 2018 and December 31, 2017, respectively.  We also utilize securities sold under agreements to repurchase as another borrowing source.  Securities sold under agreements to repurchase were $30.0 million at June 30, 2018 and December 31, 2017.

Territorial Bancorp Inc. is a separate legal entity from Territorial Savings Bank and must provide for its own liquidity to pay dividends, repurchase shares of its common stock and for other corporate purposes.  Territorial Bancorp Inc.’s primary source of liquidity is dividend payments from Territorial Savings Bank.  The ability of Territorial Savings

Bank to pay dividends to Territorial Bancorp Inc. is subject to regulatory requirements.  At June 30, 2018, Territorial Bancorp Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $17.1 million.

Territorial Savings Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  Effective January 1, 2015, the well capitalized threshold for Tier 1 risk-based capital was increased from 6.0% to 8.0% and a new capital standard, common equity tier 1 risk-based capital, was implemented with a 6.5% ratio requirement for a financial institution to be considered well capitalized.  Additionally, effective January 1, 2015, consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions became applicable to savings and loan holding companies over $1.0 billion in assets, such as the Company.  The capital requirements become fully-phased in on January 1, 2019.  At June 30, 2018, Territorial Savings Bank and the Company exceeded all of the fully-phased in regulatory capital requirements and are considered to be “well capitalized” under regulatory guidelines.  In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.  During calendar year 2017, the capital conservation buffer was 1.25%.  It increased to 1.875% as of January 1, 2018.

The tables below present the fully-phased in capital required to be considered “well-capitalized” and meet the capital conservation buffer requirement as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for Territorial Savings Bank and the Company at June 30, 2018 and December 31, 2017:

(Dollars in thousands)	Required Ratio	Actual Amount	Actual Ratio
June 30, 2018:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$224,346	11.09%
Territorial Bancorp Inc.	5.00%	$241,588	11.94%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$224,346	23.65%
Territorial Bancorp Inc.	9.00%	$241,588	25.46%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$224,346	23.65%
Territorial Bancorp Inc.	10.50%	$241,588	25.46%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$227,038	23.94%
Territorial Bancorp Inc.	12.50%	$244,280	25.75%

December 31, 2017:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$218,826	11.04%
Territorial Bancorp Inc.	5.00%	$240,548	12.13%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$218,826	23.31%
Territorial Bancorp Inc.	9.00%	$240,548	25.62%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$218,826	23.31%
Territorial Bancorp Inc.	10.50%	$240,548	25.62%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$221,460	23.59%
Territorial Bancorp Inc.	12.50%	$243,182	25.90%

(1)

The required Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios are based on the fully-phased in capital ratios in the Basel III capital regulations plus the 2.50% capital conservation buffer that becomes effective on January 1, 2019.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the Federal Reserve Board is required to amend its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant nonbanking activities, (ii) do not conduct significant off-balance sheet activities, and (3) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization’s complexity, will no longer be subject to regulatory capital requirements, effective no later than November 2018.

In addition, as a result of the legislation, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition.

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

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.  Except for an increase of $67.4 million in certificates of deposit and a decrease of $7.9 million in loan commitments between December 31, 2017 and June 30, 2018, there have not been any material changes in contractual obligations and funding needs since December 31, 2017.

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

Because we have historically operated as a traditional thrift institution, the significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit accounts, securities sold under agreements to repurchase and Federal Home Loan Bank advances.  In addition, there is little demand for adjustable-rate mortgage loans in the Hawaii market area.  This has resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets.  We sold $7.0 million and $16.6 million of fixed-rate mortgage loans for the six months ended June 30, 2018 and 2017, respectively, to reduce our interest rate risk.  During the six months ended June 30, 2018, we acquired $81.6 million of deposits from state and local governments with terms greater than two years.  These deposits were used to reduce interest rate risk by extending the maturity of deposits.

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

The following table presents our internal calculations of the estimated changes in our EVE as of March 31, 2018 (the latest date for which we have available information) that would result from the designated instantaneous changes in the interest rate yield curve.

					Increase
					(Decrease) in
		Estimated		EVE Ratio as a	EVE Ratio as a
Change in		Increase		Percent of	Percent of
Interest Rates	Estimated EVE	(Decrease) in	Percentage	Present Value	Present Value of
(bp) (1)	(2)	EVE	Change in EVE	of Assets (3)(4)	Assets (3)(4)
(Dollars in thousands)
+400	$182,665	$(86,447)	(32.12)%	11.07%	(2.25)%
+300	$209,608	$(59,504)	(22.11)%	12.05%	(1.27)%
+200	$237,344	$(31,768)	(11.80)%	12.94%	(0.38)%
+100	$261,449	$(7,663)	(2.85)%	13.53%	0.21%
0	$269,112	$—	—%	13.32%	—%
-100	$244,858	$(24,254)	(9.01)%	11.74%	(1.58)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Interest rates on Freddie Mac mortgage-backed securities have increased by 12 basis points between March 31, 2018 and June 30, 2018.  The increase in interest rates has not likely had a material effect on estimated EVE.

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

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2018. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)             Not applicable.

(b)             Not applicable.

(c)             Stock Repurchases.  The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended June 30, 2018:

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average Price	Part of Publicly	That May Yet be
	of Shares	Paid per	Announced Plans or	Purchased Under the
Period	Purchased (1)	Share	Programs	Plans or Programs (2)
April 1, 2018 through April 30, 2018	—	$—	—	$—
May 1, 2018 through May 31, 2018	7,218	30.53	—	—
June 1, 2018 through June 30, 2018	31,116	30.73	8,000	4,756,000

Total	38,334	$30.69	8,000	$4,756,000

______________________________

(1)	Includes shares acquired by the Company to settle the exercise price in connection with stock swap or net settlement transactions related to the exercise of stock options.
(2)

On June 8, 2018, the Company announced its eight repurchase program.  Under the repurchase program, the Company was authorized to repurchase up to $5,000,000 of our common stock based on certain price assumptions.  We have entered into a Rule 10b5-1 plan with respect to our stock repurchase program.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed below.

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

101

The following materials from Territorial Bancorp, Inc’s Form 10-Q report for the quarter ended June 30, 2018, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

TERRITORIAL BANCORP INC.
(Registrant)

Date: August 8, 2018	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and
Chief Executive Officer

Date: August 8, 2018	/s/ Melvin M. Miyamoto
Melvin M. Miyamoto
Senior Vice President and Chief Financial Officer