Form 10-K
period 2018-12-31
Territorial Bancorp Inc.
filed 2019-03-15
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

The aggregate value of the voting common equity held by nonaffiliates of the registrant, computed by reference to the closing price of the registrant’s shares of common stock as of June 30, 2018 ($31.00) was $266.4 million.

As of February 28, 2019, there were 9,674,152 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

•	technological changes that may be more difficult or expensive than expected;

•	the ability of third-party providers to perform their obligations to us;

•	the ability of the U.S. Government to manage federal debt limits;

•	the effects of any federal government shutdown;

•	the quality and composition of our investment portfolio;

•	changes in market and other conditions that would affect our ability to repurchase our common stock;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.  Please also see “Item 1A. Risk Factors.”

PART I

ITEM 1.Business

Territorial Bancorp Inc.

Territorial Bancorp Inc. (the Company) is a Maryland corporation and owns 100% of the outstanding common stock of Territorial Savings Bank.  In 2009, we completed our initial public offering of common stock in connection with the mutual-to-stock conversion of Territorial Mutual Holding Company. Since the completion of our initial public offering, we have not engaged in any significant business activity other than owning the common stock of and having savings deposits in Territorial Savings Bank, paying dividends and repurchasing shares of common stock.  At December 31, 2018, we had consolidated assets of $2.1 billion, consolidated deposits of $1.6 billion and consolidated stockholders’ equity of $235.1 million.

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

The largest sector of Hawaii’s economy is the visitor industry.  The Hawaii Tourism Authority reported that 10.0 million visitors came to the state in 2018, a 5.9% increase compared to 2017.  The increase in visitor arrivals is primarily due to growth in the number of visitors from the continental United States.  Total visitor expenditures in 2018 totaled $17.8 billion, a 6.8% increase compared to 2017.

The unemployment rate for the State of Hawaii was 2.5% in December 2018, representing an increase from a 2.1% rate in December 2017.  Hawaii’s unemployment rate continued to be lower than the rate for the entire United States, which was 3.9% in December 2018. The growth in the visitor and construction industries have supported the local economy and kept the state’s unemployment rate lower than the national rate.  The construction of several new condominium projects and work on the City and County of Honolulu’s mass transit project has increased employment in Hawaii’s construction industry.

The number of single-family homes sold on the Island of Oahu, the primary real estate market in Hawaii,  decreased while the median sales price in December rose in 2018 compared to 2017.  The sales of existing single-family homes totaled 3,609 units for the year ended December 31, 2018, a decrease of 7.7% compared to sales in 2017.  The median price paid on Oahu for a single-family home in December 2018 was $788,000, an increase of 5.1% compared to the median price in December 2017.  The number of condominium sales and the median sale price in December decreased in 2018 compared to 2017.  The number of condominium sales, a notable portion of the overall housing market, decreased by 2.5% in 2018 compared to 2017.  The median price paid on Oahu for condominiums in December 2018 was $398,500, a decrease of 1.6% compared to the median price in December 2017.

On the island of Maui, the second largest real estate market in Hawaii, sales of existing single-family homes totaled 1,137 units in 2018, a 3.3% increase compared to the number of units sold in 2017.  The median price paid for a single-family home on Maui in December 2018 was $710,000, an increase of 2.2% compared to the median price in December 2017.  The number of condominium sales totaled 1,654 units in 2018, an increase of 13.8% compared to the number of units sold in 2017.  The median price paid on Maui for condominiums in December 2018 was $500,000, a 12.4% increase compared to the median price in December 2017.

In 2018, there were 1,490 bankruptcy filings, an increase of 10.2% compared to the number of filings in 2017.  Although bankruptcy filings have risen in 2018, the total number of filings is considered to be relatively low.  Several local economists believe the increase in bankruptcy filings is due to an improvement in the economy, leading people to spend more and to sometimes take on too much debt.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in all four counties in the State of Hawaii.  As of June 30, 2018 (the latest date for which information is publicly available), we ranked fifth in FDIC-insured deposit market share in the State of Hawaii (out of 12 banks and thrift institutions with offices in Hawaii), with a 3.7% market share.  As of that date, our largest market share was in the City and County of Honolulu, where we ranked fifth in deposit market share (out of 12 banks and thrift institutions with offices in the City and County) with a 4.0% market share.

Lending Activities

Our primary lending activity is the origination of one- to four-family residential mortgage loans.  To a much lesser extent, we also originate home equity loans and lines of credit, construction, commercial and other nonresidential real estate loans, consumer loans, multi-family mortgage loans and commercial business loans.

One- to Four-Family Residential Mortgage Loans.  At December 31, 2018, $1.5 billion, or 96.9% of our total loan portfolio, consisted of one- to four-family residential mortgage loans.  We offer conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities generally up to 30 years.  There has been little demand for adjustable-rate mortgage loans in our market area.

One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.”  We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which was between $679,650 and $721,050 for single-family homes located in the State of Hawaii for 2018.  We also originate loans above this amount, which are referred to as “jumbo loans.”  These jumbo loan amounts are generally up to $1.0 million, although we originate loans above this amount.  We generally originate fixed-rate jumbo loans with terms of up to 30 years.  We have not originated significant amounts of adjustable-rate jumbo loans in recent years due to customer preference for fixed-rate loans in our market area.  We generally underwrite jumbo loans in a manner similar to conforming loans.  Jumbo loans are not uncommon in our market area.

We originate loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 100%.  We generally require private mortgage insurance for loans with loan-to-value ratios in excess of 80%.  During the year ended December 31, 2018, we originated $4.7 million of one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80%. We offer a variety of credit programs for low- to moderate-income and first-time home purchasers.  These include our first time home purchaser program, where the borrower will receive up to a 50 basis point reduction in points charged in connection with the loan.  We also originate first mortgage loans to lower-income individuals who reside in rural census tracts where the U.S. Department of Agriculture will issue a second mortgage and complete the underwriting of the loan, subject to our review before origination.  We also offer both Federal Housing Administration (FHA) and Veterans Administration (VA) fixed-rate loans.

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

Home Equity Loans and Lines of Credit.  In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and home equity lines of credit that are secured primarily by one- to four-family residential homes.  Home equity lines of credit have a maximum term of 10 years during which time the borrower is required to make payments to principal based on the amortization of 0.125% of principal outstanding per month.  Home equity loans may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan, while lines of credit for owner-occupied properties and investment properties may be underwritten with loan-to-value ratios of 80% and 65%, respectively, when combined with the principal balance of the existing mortgage loan.  At December 31, 2018, the outstanding balance of home equity loans totaled $1.2 million, or

0.1% of our total loan portfolio, and the outstanding balance of home equity lines of credit totaled $9.9 million, or 0.6% of our total loan portfolio.

Nonresidential Real Estate Loans.  Our nonresidential real estate loans consist primarily of commercial real estate loans and construction loans for residential real estate projects.  These loans totaled $20.8 million, or 1.3% of our loan portfolio as of December 31, 2018.  The commercial real estate properties primarily include owner-occupied light industrial properties.  We generally seek to originate commercial real estate loans with initial principal balances of $1.0 million or less.  Loans secured by commercial real estate totaled $9.6 million, or 0.6%, of our total loan portfolio at December 31, 2018, and consisted of 12 loans outstanding with an average loan balance of approximately $800,000.  All of our nonresidential real estate loans are secured by properties located in our primary market area.  At December 31, 2018, our largest commercial real estate loan had a principal balance of $2.9 million and was secured by real property and improvements utilized as an office building.  This loan was performing in accordance with its original terms at December 31, 2018.

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

We also originate a limited amount of construction loans to experienced developers, almost exclusively for the construction of residential real estate projects.  Construction loans are also made to individuals for the construction of their personal residences.  Construction loans to individuals are generally “interest-only” loans during the construction period, and convert to permanent, amortizing loans following the completion of construction.  At December 31, 2018, construction loans totaled $5.7 million, or 0.4% of total loans receivable.  At December 31, 2018, the additional unadvanced portion of these construction loans totaled $1.2 million.

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

Loan Originations, Purchases, Sales and Servicing.  All loans that we originate are underwritten pursuant to our policies and procedures, which incorporate standard underwriting guidelines, including those of Freddie Mac and Fannie Mae, to the extent applicable.  We originate both adjustable-rate and fixed-rate loans.  However, in our market area, customer demand is primarily for fixed-rate loans.  Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand.  Most of our one- to four-

family residential mortgage loan originations are generated by our branch managers and employees located in our banking offices and our additional commissioned loan officers located in our corporate headquarters.  We also advertise throughout our market area.  We also receive loans from mortgage brokers, mortgage bankers and other financial institutions that work with our staff to process and close these loans.  We underwrite and approve all of these loans.

We sell loans to assist us in managing interest rate risk.  We sold $10.0 million and $25.0 million of residential mortgage loans (all fixed-rate loans, with terms of 10 years or longer) during the years ended December 31, 2018 and 2017, respectively.  We had one loan for $309,000 classified as held for sale at December 31, 2018.

We sell our loans without recourse, except for normal representations and warranties provided in sales transactions.  Since 2009, we having been selling loans primarily on a servicing released basis where servicing is transferred to a third-party at the time the loan is sold.  Prior to 2009, most of our loan sales were conducted on a servicing retained basis.   At December 31, 2018, we were servicing loans owned by others with a principal balance of $30.3 million.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.  We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities.  For the year ended December 31, 2018, we received servicing fees of $88,000.  At December 31, 2018, substantially all of the loans serviced for Freddie Mac and Fannie Mae were performing in accordance with their contractual terms and we believe that there are no material repurchase obligations associated with these loans.

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

Territorial Savings Bank also uses automated systems to underwrite one- to four-family residential mortgage loans up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which was between $679,650 and $721,050 in the State of Hawaii for 2018.  We require appraisals of all real property securing one- to four-family residential real estate loans, and on property securing home equity loans and lines of credit.  All appraisers are licensed appraisers and all third-party appraisers are approved by the Board of Directors annually.

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

Our current policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.  As of December 31, 2018, we held no asset-backed securities other than mortgage-backed securities.  As a state savings bank, Territorial Savings Bank is not permitted to invest in equity securities.  This general restriction does not apply to Territorial Bancorp Inc.

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

Our held-to-maturity securities at December 31, 2018 consisted primarily of securities with the following carrying values: $371.4 million of mortgage-backed securities and $75,000 of trust preferred securities that were issued by pools of issuers consisting primarily of financial institution holding companies.  At December 31, 2018, all of our mortgage-backed securities were issued by Fannie Mae, Freddie Mac or Ginnie Mae.  At December 31, 2018, we had one security for $2.6 million classified as available-for-sale.  At December 31, 2018, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date.  The fair values of our securities are usually based on published or securities dealers’ market values.

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

Deposits.  At December 31, 2018, deposits totaled $1.6 billion or 88.8% of total liabilities.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposit accounts consist of passbook and statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts and Super NOW accounts.  Historically, we have not accepted brokered deposits.  We accept deposits primarily from the areas in which our offices are located.  We rely on our competitive pricing and products, convenient locations and quality customer service to attract and retain deposits.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis.  Deposit rates and terms are based primarily on current operating strategies, market interest rates, liquidity requirements and our deposit growth goals.

Borrowings.  Our borrowings consist of advances from the FHLB and funds borrowed from securities sold under agreements to repurchase.  At December 31, 2018, our FHLB advances totaled $142.2 million, or 7.8% of total liabilities, and securities sold under agreements to repurchase totaled $30.0 million, or 1.6% of total liabilities.  At December 31, 2018, we had access to additional FHLB advances of up to $769.3 million.  Advances from the FHLB are secured by our investment in the common stock of the FHLB as well as by a blanket pledge on our assets not otherwise pledged.  Securities sold under agreements to repurchase are secured by mortgage-backed securities.

Subsidiary Activities

Territorial Savings Bank owns 100% of the common stock of Territorial Financial Services, Inc., a Hawaii corporation that is authorized to engage in insurance activities.  At December 31, 2018, Territorial Savings Bank’s investment in Territorial Financial Services, Inc. was $12,000, and Territorial Financial Services, Inc. had assets of $76,000 at that date.  Territorial Savings Bank also owns 100% of the common stock of Territorial Real Estate Co., Inc., an inactive Hawaii corporation that is authorized to manage and dispose of problem real estate.

Personnel

As of December 31, 2018, we had 268 full-time employees and 17 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

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

Federal Tax Reform.  On December 22, 2017, the President signed into law H.R. 1, commonly known as the Tax Cuts and Jobs Act of 2017 (the Act).  The Act includes a number of changes in existing tax law impacting businesses including, among other things, a reduction of the federal corporate income tax rate from 35% to 21% effective January 1, 2018.  In addition to the reduction in the federal corporate income tax rate, stricter limits were placed on the tax deductibility of business meals and entertainment expenses for amounts paid or incurred on of after January 1, 2018.  The reduction in the federal corporate tax rate from 35% to 21%  required us to re-measure, through income tax expense, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The re-measurement of our net deferred tax asset resulted in additional income tax expense of $2.1 million for the year ended December 31, 2017.

Method of Accounting.  For federal income tax purposes, Territorial Bancorp Inc. currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31st for filing its consolidated federal income tax returns.

Alternative Minimum Tax.   Prior to January 1, 2018, the Internal Revenue Code imposes an alternative minimum tax (AMT) at a rate of 20% on a base of regular taxable income plus certain tax preferences, which we refer to as “alternative minimum taxable income.” The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain AMT payments may be used as credits against regular tax liabilities in future years.  Effective January 1, 2018, the corporate AMT was repealed.   At December 31, 2018, the Company did not have any AMT payments available to carry forward to future periods and under existing federal tax regulations, we do not expect to have any going forward.

Net Operating Loss Carryovers.    Prior to January 1, 2018, subject to certain limitations, a company may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  For net operating losses generated beginning January 1, 2018, there are no carry backs allowed and an unlimited carry forward period. At December 31, 2018, the Company did not have any net operating loss carry forwards for federal income tax purposes.

Corporate Dividends.  We may exclude from our income 100% of dividends received from Territorial Savings Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns.  Territorial Bancorp Inc.’s 2011 federal income tax return was audited in 2013.  The audit did not result in any material changes to the federal income tax return.  Tax years 2015 to 2017 currently remain subject to examination by the IRS.

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

Territorial Bancorp Inc.’s state franchise tax returns have not been audited in the most recent five-year period.  Tax years 2015 to 2017 currently remain subject to examination by the Department of Taxation of the State of Hawaii.

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

Federal Banking Regulation

Capital Requirements.  Federal regulations require that federally insured depository institutions meet several minimum capital standards:  a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8%, and a 4% Tier 1 capital to total assets leverage ratio.  The current capital requirements were effective January 1, 2015 and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision (BASEL III) and certain requirements of the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act).

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019.

At December 31, 2018, Territorial Savings Bank’s regulatory capital exceeded that required by the capital requirements.

Legislation enacted in May 2018 requires the federal banking agencies, including the Federal Reserve Board, to establish a “community bank leverage ratio” of between 8 to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion.  Institutions with capital meeting the specified requirements and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk based requirements.  The federal regulators have issued a proposed rule that would set the ratio at 9%.

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

At December 31, 2018, Territorial Savings Bank met the criteria for being considered “well-capitalized.”

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

Community Reinvestment Act and Fair Lending Laws.  All institutions with Federal Deposit Insurance Corporation deposit insurance have a responsibility under the Community Reinvestment Act and related federal regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers.  In connection with its examination of a state member bank, the Federal Reserve Board is required to assess the savings bank’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Federal Reserve Board, as well as other federal regulatory agencies and the Department of Justice.  The Community Reinvestment Act requires all Federal Deposit Insurance Corporation-insured institutions to publicly disclose their rating.  Territorial Savings Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Insurance of Deposit Accounts.  Territorial Savings Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.  Deposit insurance per account owner is $250,000.

The Federal Deposit Insurance Corporation charges insured depository institutions premiums to maintain the Deposit Insurance Fund.  Under the Federal Deposit Insurance Corporation’s risk-based assessment system, institutions deemed less risky pay lower assessments.  Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years.  That system, effective July 1, 2016, replaced the previous system under which institutions were placed in risk categories.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the quarter ended December 31, 2018, equaled 0.32 basis points of total assets less tangible capital.  The last of the remaining bonds will mature in September 2019.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The Federal Deposit Insurance Corporation was required to seek to achieve the 1.35% ratio by September 30, 2020.  The Federal Deposit Insurance Corporation indicated that the 1.35% ratio was exceeded in November 2018.  The Dodd-Frank Act required insured institutions with assets of $10 billion or more to fund the increase from 1.15% to 1.35% and, effective July 1, 2016, such institutions were subject to a surcharge to achieve that goal.  Insured institutions of less than $10 billion of assets will receive credits for the portion of their assessments that contributed to the reserve ratio between 1.15% and 1.35%.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation, and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long-range fund ratio of 2%.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  Management cannot predict what insurance assessment rates will be in the future.

Federal Home Loan Bank System.  Territorial Savings Bank is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks.  The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the FHLB of Des Moines, Territorial Savings Bank is required to acquire and hold shares of capital stock in the FHLB.  As of December 31, 2018, Territorial Savings Bank held $8.1 million of capital stock in the FHLB of Des Moines and was in compliance with this requirement.

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

Permissible Activities. The business activities of Territorial Bancorp Inc. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity.  The Dodd-Frank Act specifies that any savings and loan holding company that engages in activities permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity.  Territorial Bancorp Inc. has not elected financial holding company status.  A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations.  Federal law generally prohibits the acquisition of more than 5% of a class of voting stock of a company engaged in impermissible activities.

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

Capital.  Savings and loan holding companies have historically not been subject to specific regulatory capital requirements.  The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions applied to savings and loan holding companies as of January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer for savings and loan holding companies was being phased in between 2016 and 2019.  However, legislation enacted in May 2018 required the Federal Reserve Board to raise the threshold of its “small holding company” exception to the applicability of consolidated holding company capital requirements from $1 billion.  That change became effective in August 2018.  Consequently, holding companies with less than $3 billion of consolidated assets, which includes Territorial Bancorp, Inc., are generally not subject to the requirements unless otherwise advised by the Federal Reserve Board.

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

Qualified Thrift Lender Test

In order for Territorial Bancorp Inc. to continue to be regulated as a savings and loan holding company (rather than bank holding company) when Territorial Savings Bank converted from a federal savings bank to a Hawaii savings bank, Territorial Savings Bank is required to satisfy the same qualified thrift lender (QTL) test that it did as federal savings bank.  The QTL test requires Territorial Savings Bank to either qualify as a “domestic building and loan association” as defined by the Internal Revenue Code or maintain at least 65% of “portfolio assets” in “qualified thrift investments,” primarily residential mortgages and related investments, including mortgage-backed and related securities.  A savings institution that fails the QTL test must operate under specified restrictions and may be subject to enforcement action.  Territorial Savings Bank was in compliance with the QTL test at December 31, 2018.

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

As a result of our focus on one- to four-family residential real estate loans and the low demand for adjustable-rate loans in our market area, the interest rates we earn on our loans are generally fixed for long periods of time.  Additionally, many of our securities investments are of long maturities with fixed interest rates.  Like many savings institutions, our focus on deposit accounts as a source of funds, which have no stated maturity date or shorter contractual maturities than loans, results in our liabilities having a shorter duration than our assets.  For example, as of December 31, 2018, 94.7% of our loans had maturities of 15 years or longer, while 52.8% of our certificates of deposits had maturities of one year or less.  This imbalance can create significant earnings volatility, because market interest rates change over time.  In a period of rising interest rates, the interest income earned on our assets, such as loans and investments, likely will not increase as rapidly as the interest paid on our liabilities, such as deposits.  Furthermore, our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand.  In a period of declining interest rates, the interest income earned on our assets likely will decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities, thereby requiring us to reinvest these cash flows at lower interest rates.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities and the fair value of mortgage servicing assets.  A reduction in interest rates results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their loans in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Additionally, increases in interest rates may make it more difficult for borrowers to repay adjustable-rate loans.  Potential reduction, or impairment, to the fair value of mortgage servicing assets generally occurs as market interest rates decline.  Alternatively, an increase in market interest rates generally causes an increase in the fair value of mortgage servicing assets.

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At December 31, 2018, the fair value of our investment in held-to-maturity securities totaled $364.9 million.  Net unrealized losses on these securities totaled $6.6 million at December 31, 2018.

At December 31, 2018, our “rate shock” analysis indicated that our economic value of equity (the difference between the market value of our assets and the market value of our liabilities with adjustments made for off-balance sheet items) would decrease by $44.9 million if there was an instantaneous 200 basis point increase in market interest rates.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Our lending activities provide lower interest rates than financial institutions that originate more commercial loans.

Our principal lending activity consists of originating one- to four-family residential real estate mortgage loans.  As of December 31, 2018, these loans totaled $1.5 billion or 96.9% of total loans.  We originate our loans with a focus on limiting credit risk and not to generate the highest return or create the greatest difference between the yield on our interest-earning assets and our cost of funds (interest rate spread).

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

Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans.  A deterioration in economic conditions could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•	demand for our products and services may decline;
•	loan delinquencies, problem assets and foreclosures may increase;
•	collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans;
•	the value of our securities portfolio may decrease; and
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

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

The Tax Cuts and Jobs Act, which was enacted in December 2017, is likely to have both positive and negative effects on our financial performance. Although the legislation’s reduction in our federal corporate tax rate has had a favorable impact on our earnings and capital generation abilities, the legislation also enacted limitations on certain deductions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. These limitations include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage and home equity loans, (ii) a limitation on the deductibility of business interest expense and (iii) a limitation on the deductibility of property taxes and state and local income taxes.

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

At December 31, 2018, our portfolio of commercial real estate, construction and other nonresidential real estate loans totaled $20.8 million, or 1.3% of total loans.  In addition, at December 31, 2018, our portfolio of commercial business loans totaled $4.3 million, or 0.3% of total loans.  These loans generally expose us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and income stream of the borrowers.  Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance.  While our allowance for loan losses was 0.2% of total loans at December 31, 2018, material additions to our allowance could materially decrease our net income.

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for Territorial Bancorp Inc. and Territorial Savings Bank for our first fiscal year beginning after December 15, 2019.  This standard, referred to as Current Expected Credit Loss (CECL), will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.  Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

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

Our employee stock ownership plan purchased 8% of the total shares of common stock sold in our stock offering using funds borrowed from Territorial Bancorp Inc. We record annual employee stock ownership plan expense in an amount equal to the fair value of the shares of common stock released to employees over the term of the loan.  If the value of the shares of common stock appreciates up to the time shares are released, compensation expense relating to the employee stock ownership plan will increase and our net income will decline.

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

Tourism is the largest sector of Hawaii’s economy.  The Hawaii Tourism Authority reported visitor arrivals and visitor spending grew by 5.9% and 6.8%, respectively, in 2018 and 2017.  A downturn in the tourism industry, and the related loss of jobs or operating income for businesses, could have a significant impact on our ability to originate loans, and the ability of borrowers to repay loans, either of which could adversely affect our financial condition and results of operations.

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

Territorial Savings Bank and Territorial Bancorp Inc. met all of these requirements, including the full 2.5% capital conservation buffer, as if these requirements had been fully phased in as of December 31, 2018.

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

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities.  If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network.  These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts.  Failure to comply with these regulations could result in fines or sanctions.  In the past, several banking institutions have received large fines for non-compliance with these laws and regulations.  While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.

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

Nevertheless, our systems could be compromised and it is possible that significant amounts of time and money may be spent to rectify the harm caused by a breach or hack. While we have general liability insurance and cyber liability insurance, we know there are limitations on coverage as well as dollar amount.  Furthermore, cyber incidents carry a greater risk of injury to our reputation.  Finally, depending on the type of incident, banking regulators can impose restrictions on our business and consumer laws may require reimbursement of customer loss.  In addition, we outsource some of our data processing to certain third-party providers.  If these third-party providers encounter difficulties, including as a result of cyber-attacks or information security breaches, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected.

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

We, and other participants in the financial services industry upon whom we rely to operate, may in the future become involved in legal and regulatory proceedings.  Most of the proceedings we consider to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters, and other participants in the financial services industry or we may not prevail in any proceeding or litigation.  There could be substantial cost and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business.  A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our current market and contiguous areas.  As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates.  If our reputation is negatively affected, by the actions of our employees or by our inability to conduct our operations in a manner that is appealing to current or prospective customers, our business and operating results may be adversely affected.

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

The defense industry, the second largest contributor to Hawaii’s economy after the visitor industry, contributes about $8.8 billion to the economy each year and accounts for about 9.8% of the state’s gross domestic product.  The defense industry creates thousands of jobs for residents of the State.  Cuts to defense and other general spending could have an adverse impact on Hawaii’s economy, which could adversely affect our financial condition and results of operations.

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

A protracted government shutdown may result in reduced loan originations and related gains on sale and could negatively affect our financial condition and results of operations.

During any protracted federal government shutdown, we may not be able to close certain loans and we may not be able to recognize non-interest income on the sale of loans.  Some of the loans we originate are sold directly to government agencies, and some of these sales may be unable to be consummated during the shutdown.  In addition, we believe that some borrowers may determine not to proceed with their home purchase and not close on their loans, which would result in a permanent loss of the related non-interest income.  A federal government shutdown could also result in reduced income for government employees or employees of companies that engage in business with the federal government, which could result in greater loan delinquencies, increases in our nonperforming and classified assets and a decline in demand for our products and services.

We depend on our management team and other key personnel to implement our business strategy and execute successful operations and we could be harmed by the loss of their services or the inability to hire additional personnel.

We are dependent upon the services of the members of our senior management team who direct our strategy and operations.  Members of our senior management team, or lending personnel who possess expertise in our markets and key business relationships, could be difficult to replace.  Our loss of these persons, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets.

ITEM 1B.Unresolved Staff Comments

Not applicable.

ITEM 2.Properties

We operate from our corporate office in Honolulu, Hawaii, and from our 29 full-service branches located in the State of Hawaii.  The net book value of our premises, land and equipment was $4.8 million at December 31, 2018.  The following table sets forth information with respect to our full-service banking offices, including the expiration date of leases with respect to leased facilities.

AINA HAINA	KAIMUKI	KIHEI	PEARLRIDGE
Aina Haina Shopping Center	1108 12th Avenue	Azeka Shopping Center	98-084 Kamehameha Highway
820 West Hind Drive	Honolulu, Oahu 96816	1279 South Kihei Road	Aiea, Oahu 96701
Honolulu, Oahu 96821	12/31/2023	Kihei, Maui 96753	6/30/2022
4/30/2021		1/31/2019

ALA MOANA CENTER	KALIHI-KAPALAMA	KONA	PIIKOI
1450 Ala Moana Boulevard	1199 Dillingham Boulevard	Crossroads Shopping Center	1159 South Beretania Street
Honolulu, Oahu 96814	Honolulu, Oahu 96817	75-1027 Henry Street	Honolulu, Oahu 96814
12/31/2024	8/31/2027	Kailua-Kona, Hawaii 96740	12/31/2020
8/31/2020

DOWNTOWN	KAMEHAMEHA	LAHAINA	SALT LAKE
1000 Bishop Street	SHOPPING CENTER	Old Lahaina Center	Salt Lake Shopping Center
Honolulu, Oahu 96813	1620 North School Street	170 Papalaua Street	848 Ala Lilikoi Street
12/31/2020	Honolulu, Oahu 96817	Lahaina, Maui 96761	Honolulu, Oahu 96818
	6/30/2025	3/31/2023	1/31/2021

HAWAII KAI	KANEOHE	MANOA	WAIPAHU
Hawaii Kai Shopping Center	46-005 Kawa Street	Manoa Marketplace	Waipahu Town Center
377 Keahole Street	Kaneohe, Oahu 96744	2752 Woodlawn Drive	94-050 Farrington Highway
Honolulu, Oahu 96825	12/31/2019	Honolulu, Oahu 96822	Waipahu, Oahu 96797
9/30/2023		7/10/2023	12/31/2019

HILO	KAPAHULU	McCULLY	WAIPIO
Waiakea Center	Kilohana Square	1111 McCully Street	Laniakea Plaza
315 Makaala Street	1016 Kapahulu Avenue	Honolulu, Oahu 96826	94-1221 Ka Uka Boulevard
Hilo, Hawaii 96720	Honolulu, Oahu 96816	4/30/2023	Waipahu, Oahu 96797
12/31/2028	pending renewal		9/30/2021

KAHALA	KAPOLEI	MILILANI
4819 Kilauea Avenue	Ace Center at Kapolei	Town Center of Mililani
Honolulu, Oahu 96816	480 Kamokila Boulevard	95-1249 Meheula Parkway
1/31/2019	Kapolei, Oahu 96709	Mililani, Oahu 96789
	7/31/2019	10/11/2019

KAHULUI	KAUAI	NUUANU
Queen Kaahumanu Center	Kukui Grove Shopping Center	Nuuanu Shopping Center
275 W. Kaahumanu Avenue	4393 Kukui Grove Street	1613 Nuuanu Avenue
Kahului, Maui 96732	Lihue, Kauai 96766	Honolulu, Oahu 96817
12/31/2019	2/28/2023	7/22/2021

KAILUA	KEEAUMOKU	PEARL CITY
19 Oneawa Street	735 Keeaumoku Street	Pearl City Shopping Center
Kailua, Oahu 96734	Honolulu, Oahu 96814	850 Kamehameha Highway
	9/30/2029	Pearl City, Oahu 96782
9/22/2019

ITEM 3.Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business.  At December 31, 2018, we were not involved in any legal proceedings, the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market, Holder and Dividend Information.  Our common stock is traded on the NASDAQ Global Select Market under the symbol “TBNK.”  The approximate number of holders of record of Territorial Bancorp Inc.’s common stock as of February 28, 2019 was 1,092.  Certain shares of Territorial Bancorp Inc. are held in “nominee” or “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

(b) Sales of Unregistered Securities. Not applicable.

(c) Use of Proceeds. Not applicable.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(e) Stock Repurchases. The following table sets forth information in connection with repurchases of our shares of common stock during the fourth quarter of 2018:

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average Price	Part of Publicly	That May Yet be
	of Shares	Paid per	Announced Plans or	Purchased Under the
Period	Purchased (1)	Share	Programs	Plans or Programs (2)
October 1, 2018 through October 31, 2018	33,005	$29.22	30,000	$1,795,615
November 1, 2018 through November 30, 2018	—	—		1,795,615
December 1, 2018 through December 31, 2018	7,500	25.94	7,500	1,601,065

Total	40,505	$28.61	37,500	$1,601,065

(1)	Includes shares acquired by the Company to settle the exercise price in connection with stock swap or net settlement transactions related to the exercise of stock options.
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

	At December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Selected Financial Condition Data:

Total assets	$2,069,206	$2,003,846	$1,877,562	$1,821,141	$1,691,897
Cash and cash equivalents	47,063	32,089	61,273	65,919	75,060
Investment securities held to maturity	371,517	404,792	407,656	493,059	572,922
Loans receivable, net	1,574,714	1,488,971	1,335,987	1,188,649	968,212
Bank-owned life insurance	45,066	44,201	43,294	42,328	41,303
Federal Home Loan Bank stock, at cost	8,093	6,541	4,945	4,790	11,234
Deposits	1,629,164	1,597,295	1,493,200	1,445,103	1,359,679
Federal Home Loan Bank advances	142,200	107,200	69,000	69,000	15,000
Securities sold under agreements to repurchase	30,000	30,000	55,000	55,000	72,000
Stockholders’ equity	235,079	234,854	229,786	219,641	216,378

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Selected Operating Data:

Interest income	$73,301	$68,333	$66,073	$63,092	$59,615
Interest expense	13,529	9,589	7,844	6,515	6,118
Net interest income	59,772	58,744	58,229	56,577	53,497
Provision for loan losses	119	52	310	455	360
Net interest income after provision for loan losses	59,653	58,692	57,919	56,122	53,137
Noninterest income	3,164	3,846	4,094	4,911	5,177
Noninterest expense	37,494	36,474	34,879	36,499	35,308
Income before income taxes	25,323	26,064	27,134	24,534	23,006
Income taxes	6,111	11,102	10,787	9,786	8,909
Net income	$19,212	$14,962	$16,347	$14,748	$14,097

	At or for the Year Ended December 31,
	2018	2017	2016	2015	2014
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.95%	0.77%	0.88%	0.84%	0.85%
Return on average equity (ratio of net income to average equity)	8.14%	6.34%	7.20%	6.75%	6.54%
Interest rate spread (1)	2.94%	3.07%	3.19%	3.29%	3.30%
Net interest margin (2)	3.05%	3.15%	3.26%	3.36%	3.37%
Efficiency ratio (3)	59.57%	58.27%	55.96%	59.36%	60.18%
Noninterest expense to average total assets	1.85%	1.89%	1.88%	2.08%	2.13%
Average interest-earning assets to average interest-bearing liabilities	114.92%	115.50%	115.66%	115.86%	115.83%
Average equity to average total assets	11.62%	12.20%	12.25%	12.46%	13.02%
Basic earnings per share	$2.07	$1.61	$1.80	$1.63	$1.53
Diluted earnings per share	$2.03	$1.57	$1.76	$1.59	$1.51
Dividend payout ratio (4)	56.16%	76.43%	52.27%	47.80%	46.36%

Asset Quality Ratios:
Nonperforming assets to total assets	0.11%	0.21%	0.24%	0.30%	0.26%
Nonperforming loans to total loans	0.14%	0.28%	0.34%	0.45%	0.46%
Allowance for loan losses to nonperforming loans	119.39%	60.28%	53.78%	40.00%	37.97%
Allowance for loan losses to total loans	0.17%	0.17%	0.18%	0.18%	0.17%

Capital Ratios (bank-level only):
Total capital (to risk-weighted assets)	23.78%	23.59%	25.59%	26.07%	29.93%
Common equity Tier 1 capital (to risk-weighted assets) (5)	23.50%	23.31%	25.30%	25.79%	n/a
Tier I capital (to risk-weighted assets)	23.50%	23.31%	25.30%	25.79%	29.68%
Tier I capital (to total assets)	11.09%	11.04%	11.76%	11.49%	12.10%

Other Data:
Number of full-service offices	29	29	28	28	28
Full-time equivalent employees	277	276	271	275	268

(1)	The average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	The dividend payout ratio represents cash dividends declared per share divided by diluted earnings per share.
(5)	Effective January 1, 2015, a new common equity Tier 1 capital standard was implemented.

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

We have continued our focus on originating one- to four-family residential real estate loans.  Our emphasis on conservative loan underwriting has resulted in continued low levels of nonperforming assets.  Our nonperforming assets, which includes nonaccrual loans and real estate owned, totaled $2.2 million, or 0.11% of total assets at December 31, 2018, compared to $4.2 million, or 0.21% of total assets at December 31, 2017.  As of December 31, 2018, nonperforming assets consisted of 11 mortgage loans with a principal balance of $2.2 million.  Our nonperforming loans and loan loss experience has enabled us to maintain a relatively low allowance for loan losses in relation to other peer institutions and correspondingly resulted in low levels of provisions for loan losses.  Our provisions for loan losses were $119,000 and $52,000 for the years ended December 31, 2018 and 2017, respectively.

Our operations are affected by our efforts to manage our interest rate risk position.  In 2018 and 2017, we sold $10.0 million and $25.0 million, respectively, of fixed-rate mortgage loans.  Our total long-term fixed rate FHLB advances and securities sold under agreements to repurchase increased in 2018 and 2017 by $35.0 million and $13.2 million, respectively.  Our long-term public deposits increased in 2018 and 2017 by $86.6 million and $43.8 million, respectively.  The change in borrowings occurred to reduce our interest rate risk.  See “—Management of Market Risk” for a discussion of the actions we have taken in managing interest rate risk.

All of Territorial Savings Bank’s investments in mortgage-backed securities and collateralized mortgage obligations have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  These agencies guarantee the payment of principal and interest on the Bank’s mortgage-backed securities.  We do not own any preferred stock issued by Fannie Mae or Freddie Mac.  As of December 31, 2018 and 2017, our additional borrowing capacity at the FHLB of Des Moines was $769.3 million and $579.4 million, respectively.  The increase in borrowing capacity occurred when our credit capacity with the Federal Home Loan Bank was increased from 35% of total assets to 45% of total assets during the third quarter.

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

Our investment in PreTSL XXIII was determined to be other-than-temporarily impaired and we recorded an impairment charge of $2.4 million in the year ended December 31, 2010.   PreTSL XXIII has an amortized cost and a remaining cost basis of $75,000 at December 31, 2018 and there is no accumulated other comprehensive loss related to noncredit factors.

We evaluated our $8.1 million investment in FHLB stock for other-than-temporary impairment as of December 31, 2018.  Considering the long-term nature of this investment and the liquidity position of the FHLB of Des Moines, our FHLB stock was not considered to be other-than-temporarily impaired.  As of December 31, 2018, the FHLB of Des Moines has met all of its regulatory capital requirements.  Moody’s Investor Services and Standard and Poor’s have given the FHLB of Des Moines long-term credit ratings of Aaa and AA+, respectively.

We evaluated our $3.1 million investment in FRB stock for other-than-temporary impairment as of December 31, 2018.  Based on the long-term nature of this investment and the liquidity position of the FRB of San Francisco, our FRB stock was not considered to be other-than-temporarily impaired.

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

At December 31, 2018, we used weighted-average discount rates of 3.70% and 4.30% for calculating annual pension expense and projected plan liabilities, respectively, and an expected long-term rate of return on plan assets of 7.25% for calculating annual pension expense.  At December 31, 2017, we used weighted-average discount rates of 4.30% and 3.70% for calculating annual pension expense and projected plan liabilities, respectively, and an expected long-term rate of return on plan assets of 7.25% for calculating annual pension expense.  For both the discount rate and the asset return rate, a range of estimates could reasonably have been used, which would affect the amount of pension expense and pension liability recorded.

A decrease in the discount rate or an increase in the asset return rate would have reduced our pension expense in 2018, while an increase in the discount rate or a decrease in the asset return rate would have the opposite effect.  A 25 basis point decrease in the discount rate assumptions would have decreased our 2018 pension expense by $9,000 and would have increased our year-end 2018 pension liability by $516,000, while a 25 basis point decrease in the asset return rate would have increased our 2018 pension expense by $41,000.

Balance Sheet Analysis

Assets.  At December 31, 2018, our assets were $2.1 billion, an increase of $65.4 million, or 3.3%, from $2.0 billion at December 31, 2017.  The increase was primarily caused by increases of $85.7 million in loans receivable and  $15.0 million in cash and cash equivalents, which was partially offset by a decrease of $33.6 million in total investment securities.

Cash and Cash Equivalents.  At December 31, 2018, we had $47.1 million of cash and cash equivalents compared to $32.1 million at December 31, 2017.   During 2018, cash and cash equivalents increased by $15.0 million primarily due to a $35.0 million increase in borrowings, a $33.6 million decrease in total investment securities and a $31.9 million increase in deposits.  These increases were partially offset by funding an $85.7 million increase in loans receivable.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$1,531,149	96.88%	$1,444,625	96.65%	$1,289,364	96.11%	$1,145,904	95.90%	$926,074	95.08%
Multi-family residential	12,151	0.77	10,799	0.72	9,551	0.71	9,834	0.82	8,920	0.92
Construction, commercial and other	20,780	1.31	21,787	1.46	23,346	1.74	19,288	1.62	18,415	1.89
Home equity loans and lines of credit	11,090	0.70	12,882	0.86	14,805	1.10	15,333	1.28	15,992	1.64
Other loans	5,296	0.34	4,614	0.31	4,564	0.34	4,543	0.38	4,614	0.47

Total loans	1,580,466	100.00%	1,494,707	100.00%	1,341,630	100.00%	1,194,902	100.00%	974,015	100.00%

Other items:
Unearned fees and discounts, net	(3,110)		(3,188)		(3,191)		(4,087)		(4,112)
Allowance for loan losses	(2,642)		(2,548)		(2,452)		(2,166)		(1,691)

Loans receivable, net	$1,574,714		$1,488,971		$1,335,987		$1,188,649		$968,212

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled maturities of our loan portfolio at December 31, 2018.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to four-family		Multi-family residential		Construction, commercial		Home equity loans and
	residential real estate		real estate		and other real estate		lines of credit		Other loans		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
2019	$46	4.53%	$655	7.26%	$1,970	5.28%	$242	7.34%	$868	7.42%	$3,781	6.24%
2020 to 2023	1,352	5.05	1,843	5.13	4,476	5.13	2,387	7.32	1,597	5.65	11,655	5.64
2024 and beyond	1,529,751	3.89	9,653	4.29	14,334	4.64	8,461	4.88	2,831	4.82	1,565,030	3.91

Total	$1,531,149	3.89%	$12,151	4.58%	$20,780	4.80%	$11,090	5.46%	$5,296	5.50%	$1,580,466	3.92%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2018 that are contractually due after December 31, 2019.

	Due After December 31, 2019
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$1,529,448	$1,655	$1,531,103
Multi-family residential	11,496	—	11,496
Construction, commercial and other	17,137	1,673	18,810
Home equity loans and lines of credit	1,175	9,673	10,848
Other loans	3,927	501	4,428

Total loans	$1,563,183	$13,502	$1,576,685

Securities.  At December 31, 2018, our securities portfolio totaled $374.1 million, or 18.1% of assets and included $371.5 million of held-to-maturity securities and $2.6 million of available-for-sale securities.  At that date, our held-to-maturity securities consisted of securities with the following amortized costs: $371.4 million of mortgage-backed securities and $75,000 of trust preferred securities.  All of the mortgage-backed securities were issued by Fannie Mae, Freddie Mac or Ginnie Mae.  At December 31, 2018, none of the underlying collateral consisted of subprime or Alt-A loans (traditionally defined as nonconforming loans having less than full documentation).  At December 31, 2018, we held no common or preferred stock of Fannie Mae or Freddie Mac.

The following table sets forth the amortized cost and estimated fair value of our securities portfolio at the dates indicated.

	At December 31,
	2018		2017		2016
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Available for Sale:
U.S. government sponsored mortgage-backed securities:
Freddie Mac	$2,644	$2,560	$2,870	$2,851	$—	$—
Total	$2,644	$2,560	$2,870	$2,851	$—	$—

Held to Maturity:
U.S. government sponsored mortgage-backed securities:
Fannie Mae	$119,536	$117,079	$127,768	$128,069	$145,065	$144,490
Freddie Mac	211,365	208,015	229,120	231,051	205,227	206,855
Collateralized mortgage obligations (1)	4,877	4,608	5,992	5,744	7,364	7,117
Ginnie Mae	35,664	34,517	41,485	40,954	48,842	48,297
Total U.S. government sponsored mortgage-backed securities	371,442	364,219	404,365	405,818	406,498	406,759

Trust preferred securities	75	703	427	845	1,158	1,163

Total	$371,517	$364,922	$404,792	$406,663	$407,656	$407,922

(1)	All of our collateralized mortgage obligations have been issued by Fannie Mae, Freddie Mac or Ginnie Mae.

Any unrealized loss on individual mortgage-backed securities as of December 31, 2018 and 2017 was caused by increases in market interest rates.  All of our mortgage-backed securities are guaranteed by U.S. government-sponsored enterprises or a U.S. government agency.  Since the decline in market value has been attributable to changes in interest rates and not credit quality, we continue to have the intent not to sell these investments, and it is not more likely than not that we will be required to sell such investments prior to the recovery of the amortized cost basis, we have not considered these investments to be other-than-temporarily impaired as of December 31, 2018 and 2017.

At December 31, 2018, we owned a trust preferred security with an amortized cost of $75,000.  This security represents an investment in a pool of debt obligations issued primarily by holding companies of Federal Deposit Insurance Corporation-insured financial institutions.

The trust preferred securities market is considered to be inactive as only seven transactions have occurred over the past 84 months in the same tranche of securities that we own and no new issues of pooled trust preferred securities have occurred since 2007.  We used a discounted cash flow model to determine whether this security is other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.  We used a discount rate equal to three-month LIBOR plus 20.00%.

At December 31, 2018, we had no investments in a single company (other than U.S. government sponsored enterprises) or entity that had an aggregate book value in excess of 10% of our consolidated stockholders’ equity.

Portfolio Maturities and Coupons.  The composition and maturities of the investment securities portfolio at December 31, 2018 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  No tax-equivalent adjustments have been made, as we did not hold any tax-free investment securities at December 31, 2018.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Coupon	Cost	Coupon	Cost	Coupon	Cost	Coupon	Cost	Fair Value	Coupon
	(Dollars in thousands)
Available for Sale:
U.S. government sponsored mortgage-backed securities:
Freddie Mac	$—	—%	$—	—%	$—	—%	$2,644	3.00%	$2,644	$2,560	3.00%
Total	$—	—	$—	—	$—	—	$2,644	3.00	$2,644	$2,560	3.00

Held to Maturity:
U.S. government sponsored mortgage-backed securities:
Fannie Mae	$2	4.55%	$—	—%	$48	4.37%	$119,486	3.11%	$119,536	$117,079	3.11%
Freddie Mac	—	—	1	5.00	—	—	211,364	3.11	211,365	208,015	3.11
Collateralized mortgage obligations (1)	—	—	—	—	—	—	4,877	1.65	4,877	4,608	1.65
Ginnie Mae	—	—	—	—	17	3.56	35,647	2.92	35,664	34,517	2.92
Total U.S. government sponsored mortgage-backed securities	2	4.55	1	5.00	65	4.16	371,374	3.07	371,442	364,219	3.07
Trust preferred securities	—	—	—	—	—	—	75	4.89	75	703	4.89

Total	$2	4.55%	$1	5.00%	$65	4.16%	$371,449	3.07%	$371,517	$364,922	3.08%

(1)	All of our collateralized mortgage obligations have been issued by Fannie Mae, Freddie Mac or Ginnie Mae.

Bank-Owned Life Insurance.  We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations.  Bank-owned life insurance also generally provides us noninterest income that is nontaxable.  Interagency federal guidance generally limits our investment in bank-owned life insurance to 25% of the Bank’s Tier 1 capital plus our allowance for loan losses.  At December 31, 2018, this limit was $57.1 million, and we had invested $45.1 million in bank-owned life insurance at that date.

Deposits.  At December 31, 2018, deposits totaled $1.6 billion or 88.8% of total liabilities.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposit accounts consist of passbook and statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts and Super NOW accounts.  Historically, we have not accepted, and do not currently have, brokered deposits.  We accept deposits primarily from the areas in which our offices are located.  We rely on our competitive pricing and products, convenient locations and quality customer service to attract and retain deposits.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis.  Deposit rates and terms are based primarily on current operating strategies, market interest rates, liquidity requirements and our deposit growth goals.

During the year ended December 31, 2018, our deposits grew by $31.9 million, or 2.0%.  The growth in deposits was primarily due to an increase of $78.9 million in the balance of certificates of deposit, which was partially offset by a $48.9 million decrease in passbook savings for the year ended December 31, 2018.  The increase in certificates of deposit was primarily due to a $39.2 million increase in public deposits.  In 2018, we obtained $86.6 million long-term public deposits to reduce our interest rate risk.

At December 31, 2018, we had a total of $391.1 million in certificates of deposit, of which $206.4 million had remaining maturities of one year or less.  Based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity.

The following tables set forth the distribution of our average total deposit accounts (including interest-bearing and non-interest-bearing deposits), by account type, for the periods indicated.

	For the Year Ended December 31,
	2018			2017
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)
Deposit type:
Non-interest-bearing	$51,063	3.1%	—%	$47,148	3.1%	—%
Savings accounts	1,019,966	62.9	0.47%	1,033,454	67.2	0.43%
Certificates of deposit	362,699	22.4	1.68%	270,225	17.6	1.17%
Money market	5,673	0.3	0.44%	5,171	0.3	0.44%
Checking and Super NOW	183,277	11.3	0.02%	180,858	11.8	0.02%

Total deposits	$1,622,678	100.0%	0.70%	$1,536,856	100.0%	0.51%

	For the Year Ended December 31, 2016
			Weighted
	Average		Average
	Balance	Percent	Rate
	(Dollars in thousands)
Deposit type:
Non-interest-bearing	$47,097	3.2%	—%
Savings accounts	1,017,420	69.5	0.41%
Certificates of deposit	226,264	15.4	0.76%
Money market	2,469	0.2	0.41%
Checking and Super NOW	171,716	11.7	0.02%

Total deposits	$1,464,966	100.0%	0.42%

As of December 31, 2018, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $250,000 was $244.6 million.  The following table sets forth the maturity of those certificates as of December 31, 2018.

At
December 31, 2018
(In thousands)
Three months or less	$53,857
Over three months through six months	36,683
Over six months through one year	42,333
Over one year to three years	88,544
Over three years	23,151

Total	$244,568

Borrowings.  Our borrowings consist of advances from the FHLB and funds borrowed under securities sold under agreements to repurchase.  At December 31, 2018, our FHLB advances totaled $142.2 million, or 7.8% of total liabilities, and our securities sold under agreements to repurchase totaled $30.0 million, or 1.6% of total liabilities.  At December 31, 2018, we had the capability to borrow up to $769.3 million in the form of additional advances from the Federal Home Loan Bank.

During the year ended December 31, 2018, our total borrowings increased by $35.0 million or 25.5%.  The increase was due to an increase in FHLB advances.  We primarily funded our operations with additional deposits, borrowings, proceeds from loan and security sales and principal repayments on loans and mortgage-backed securities.

The following table sets forth information concerning balances and interest rates on our FHLB advances at the dates and for the years indicated.

	At or for the Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Balance at end of year	$142,200	$107,200	$69,000
Average balance during year	$106,159	$73,416	$69,504
Maximum outstanding at any month end	$142,200	$107,200	$69,000
Weighted average interest rate at end of year	2.35%	1.70%	1.49%
Average interest rate during year	1.89%	1.51%	1.49%

The following table sets forth information concerning balances and interest rates on our securities sold under agreements to repurchase at the dates and for the years indicated.

	At or for the Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Balance at end of year	$30,000	$30,000	$55,000
Average balance during year	$30,000	$51,315	$55,000
Maximum outstanding at any month end	$30,000	$55,000	$55,000
Weighted average interest rate at end of year	1.66%	1.66%	1.57%
Average interest rate during year	1.68%	1.59%	1.57%

Stockholders’ Equity.  At December 31, 2018, our stockholders’ equity was $235.1 million, an increase of $225,000, or 0.1%, from $234.9 million at December 31, 2017.  The increase in stockholders’ equity resulted primarily from net income of $19.2 million, which was partially offset by $10.6 million of common stock repurchases and $10.5 million of dividends paid during the year ended December 31, 2018.

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

	For the Year Ended
	December 31, 2018
	Average
	Outstanding
	Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (1)	$1,480,279	$57,827	3.91%
Multi-family residential	11,086	505	4.56
Construction, commercial and other	22,799	1,073	4.71
Home equity loans and lines of credit	12,267	629	5.13
Other loans	4,543	245	5.39
Total loans	1,530,974	60,279	3.94
Investment securities:
U.S. government sponsored mortgage-backed securities (1)	395,279	12,236	3.10
Trust preferred securities	213	—	0.00
Total securities	395,492	12,236	3.09
Other	36,102	786	2.18
Total interest-earning assets	1,962,568	73,301	3.73
Non-interest-earning assets	68,320
Total assets	$2,030,888

Interest-bearing liabilities:
Savings accounts	$1,019,966	4,841	0.47%
Certificates of deposit	362,699	6,109	1.68
Money market accounts	5,673	25	0.44
Checking and Super NOW accounts	183,277	40	0.02
Total interest-bearing deposits	1,571,615	11,015	0.70
Federal Home Loan Bank advances	106,159	2,010	1.89
Securities sold under agreements to repurchase	30,000	504	1.68
Total interest-bearing liabilities	1,707,774	13,529	0.79
Non-interest-bearing liabilities	87,086
Total liabilities	1,794,860
Stockholders’ equity	236,028
Total liabilities and stockholders’ equity	$2,030,888

Net interest income		$59,772
Net interest rate spread (2)			2.94%
Net interest-earning assets (3)	$254,794
Net interest margin (4)			3.05%
Interest-earning assets to interest-bearing liabilities	114.92%

(footnotes on following page)

	For the Year Ended December 31,
	2017			2016
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (1)	$1,357,508	$52,751	3.89%	$1,210,635	$48,742	4.03%
Multi-family residential	9,572	448	4.68	9,686	453	4.68
Construction, commercial and other	22,603	1,032	4.57	23,268	1,059	4.55
Home equity loans and lines of credit	13,930	654	4.69	15,493	675	4.36
Other loans	4,925	259	5.26	4,441	239	5.38
Total loans	1,408,538	55,144	3.91	1,263,523	51,168	4.05
Investment securities:
U.S. government sponsored mortgage-backed securities (1)	403,537	12,526	3.10	454,648	14,365	3.16
Trust preferred securities	868	—	0.00	974	—	—
Total securities	404,405	12,526	3.10	455,622	14,365	3.15
Other	51,686	663	1.28	64,790	540	0.83
Total interest-earning assets	1,864,629	68,333	3.66	1,783,935	66,073	3.70
Non-interest-earning assets	69,887			68,444
Total assets	$1,934,516			$1,852,379

Interest-bearing liabilities:
Savings accounts	$1,033,454	4,445	0.43%	$1,017,420	4,162	0.41%
Certificates of deposit	270,225	3,159	1.17	226,264	1,724	0.76
Money market accounts	5,171	23	0.44	2,469	10	0.41
Checking and Super NOW accounts	180,858	39	0.02	171,716	37	0.02
Total interest-bearing deposits	1,489,708	7,666	0.51	1,417,869	5,933	0.42
Federal Home Loan Bank advances	73,416	1,105	1.51	69,504	1,035	1.49
Securities sold under agreements to repurchase	51,315	818	1.59	55,000	876	1.59
Total interest-bearing liabilities	1,614,439	9,589	0.59	1,542,373	7,844	0.51
Non-interest-bearing liabilities	84,000			83,012
Total liabilities	1,698,439			1,625,385
Stockholders’ equity	236,077			226,994
Total liabilities and stockholders’ equity	$1,934,516			$1,852,379

Net interest income		$58,744			$58,229
Net interest rate spread (2)			3.07%			3.19%
Net interest-earning assets (3)	$250,190			$241,562
Net interest margin (4)			3.15%			3.26%
Interest-earning assets to interest-bearing liabilities	115.50%			115.66%

(1)	Average balance includes loans or investments available for sale, as applicable.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2018 vs. 2017			2017 vs. 2016
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential	$4,795	281	5,076	$5,624	(1,615)	4,009
Multi-family residential	69	(12)	57	(5)	—	(5)
Construction, commercial and other	9	32	41	(30)	3	(27)
Home equity loans and lines of credit	(108)	83	(25)	(91)	70	(21)
Other loans	(22)	8	(14)	25	(5)	20
Total loans	4,743	392	5,135	5,523	(1,547)	3,976
U.S. government sponsored mortgage-backed securities	(256)	(34)	(290)	(1,590)	(249)	(1,839)
Other	(94)	217	123	(74)	197	123

Total interest-earning assets	4,393	575	4,968	3,859	(1,599)	2,260

Interest-bearing liabilities:
Savings accounts	(57)	453	396	66	217	283
Certificates of deposit	1,290	1,660	2,950	383	1,052	1,435
Money market accounts	2	—	2	12	1	13
Checking and Super NOW accounts	1	—	1	2	—	2
Total interest-bearing deposits	1,236	2,113	3,349	463	1,270	1,733
Federal Home Loan Bank advances	573	332	905	59	11	70
Securities sold under agreements to repurchase	(361)	47	(314)	(59)	1	(58)

Total interest-bearing liabilities	1,448	2,492	3,940	463	1,282	1,745

Change in net interest income	$2,945	$(1,917)	$1,028	$3,396	$(2,881)	$515

Comparison of Operating Results for the Years Ended December 31, 2018 and 2017

General.  Net income increased by $4.3 million, or 28.4%, to $19.2 million for the year ended December 31, 2018 from $15.0 million for the year ended December 31, 2017.  The increase in net income was caused by a $5.0 million increase in interest income and a $5.0 million decrease in income taxes.  The increases to net income were offset by a $3.9 million increase in interest expense, a $1.0 million increase in noninterest expense, a $682,000 decrease in noninterest income and a $67,000 increase in loan loss provisions.

Net Interest Income.  Net interest income increased by $1.0 million, or 1.7%, to $59.8 million for the year ended December 31, 2018 from $58.7 million for the year ended December 31, 2017.  Interest income increased by $5.0 million, or 7.3%, to $73.3 million for the year ended December 31, 2018 from $68.3 million for the year ended December 31, 2017.  The increase in interest income occurred primarily because of a $97.9 million increase in average interest-earning assets, which was augmented by a seven basis point increase in the average yield on interest-earning assets.  Interest expense increased by $3.9 million, or 41.1%, to $13.5 million for the year ended December 31, 2018 from $9.6 million for the year ended December 31, 2017.  The increase in interest expense was due to a 20 basis point increase in the average cost of interest-bearing liabilities and a $93.3 million increase in average interest-bearing liabilities.  The interest rate spread and net interest margin were 2.94% and 3.05%, respectively, for the year ended December 31, 2018, compared to 3.07% and 3.15%, respectively, for the year ended December 31, 2017.  The decreases in the interest rate spread and net interest margin were primarily due to an increase in the cost of average interest-bearing liabilities.

Interest Income.  Interest income rose by $5.0 million, or 7.3%, to $73.3 million for the year ended December 31, 2018 from $68.3 million for the year ended December 31, 2017.  Interest income on loans increased by $5.1 million, or 9.3%, to $60.3 million for the year ended December 31, 2018 from $55.1 million for the year ended December 31, 2017.  The increase in interest income on loans occurred because the average balance of loans grew by $122.4 million, or 8.7%, as new loan originations exceeded loan repayments and loan sales.  The increase in interest income that occurred because of growth in the loan portfolio was augmented by a three basis point increase in the average loan yield to 3.94% for the year ended December 31, 2018 compared to 3.91% for the year ended December 31, 2017.  The increase in the average yield on loans occurred because of the origination of new loans with higher yields.  Interest income on investment securities decreased by $290,000, or 2.3%, to $12.2 million for the year ended December 31, 2018 from $12.5 million for the year ended December 31, 2017.  The decrease in interest income on securities occurred primarily because of an $8.9 million decrease in the average securities balance.  The decrease in the average securities balance occurred as repayments and security sales exceeded security purchases.  The repayments on securities were reinvested into higher yielding loans.

Interest Expense.  Interest expense increased by $3.9 million, or 41.1%, to $13.5 million for the year ended December 31, 2018 from $9.6 million for the year ended December 31, 2017.  Interest expense on certificates of deposits increased by $3.0 million, or 93.4%, to $6.1 million for the year ended December 31, 2018 from $3.2 million for the year ended December 31, 2017.   This increase was primarily due to an $86.6 million increase in long-term public deposits at higher interest rates.  These deposits were used to extend the maturity of deposits and to reduce interest rate risk.  Interest expense on FHLB advances increased by $905,000, or 81.9%, during the year ended December 31, 2018 compared to the year ended December 31, 2017.  The increase in interest expense on FHLB advances was due to a $32.7 million increase in the average balance of FHLB advances and a 38 basis point increase in the average cost of FHLB advances.  The increase in the average cost of advances occurred because of rising FHLB advance rates.  Interest expense on securities sold under agreements to repurchase declined by $314,000, or 38.4%, during the year ended December 31, 2018 compared to the year ended December 31, 2017.  The decrease in interest expense on securities sold under agreements to repurchase was caused by a $21.3 million, or 41.5%, decrease in the average outstanding balance of securities sold under agreements to repurchase.  The decline in the average balance of securities sold under agreements to repurchase occurred as the Company paid off matured borrowings in 2018.

Provision for Loan Losses.  Based on our analysis of the factors described in “—Allowance for Loan Losses,” we recorded provisions for loan losses of $119,000 and $52,000 for the years ended December 31, 2018 and 2017, respectively.  The increase in loan loss provisions from 2017 to 2018 is primarily due to an $85.6 million increase in the loan portfolio.  The provisions for loan losses included net chargeoffs of $25,000 for the year ended December 31, 2018 and net recoveries of $44,000 for the year ended December 31, 2017.  The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.17% at December 31, 2018 and 2017.  Nonaccrual loans totaled $2.2 million and $4.2 million at December 31, 2018 and 2017, respectively.  To the best of our knowledge, at December 31, 2018 and 2017, we had provided for all losses that are both probable and reasonable to estimate at those respective dates.

Noninterest Income.  The following table summarizes changes in noninterest income for the years ended December 31, 2018 and 2017.

	Year Ended December 31,		Change 2018/2017
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Service fees on loan and deposit accounts	$1,886	$1,962	$(76)	(3.9)%
Income on bank-owned life insurance	865	907	(42)	(4.6)%
Gain on sale of investment securities	45	431	(386)	(89.6)%
Gain on sale of loans	72	199	(127)	(63.8)%
Other	296	347	(51)	(14.7)%
Total	$3,164	$3,846	$(682)	(17.7)%

Noninterest income declined by $682,000 for the year ended December 31, 2018 compared to the year ended December 31, 2017.  During the years ended December 31, 2018 and 2017, we sold $4.4 million and $7.0 million, respectively, of held to maturity investment securities and recognized gross realized gains of $45,000 and $431,000, respectively.  The sale of held to maturity securities, for which the Company had already received a substantial portion of the outstanding principal (at least 85%), is in accordance with the Investments — Debt and Equity Securities topic of the FASB ASC and will not affect the historical cost basis used to account for the remaining securities in the held to maturity portfolio.  During the years ended December 31, 2018 and 2017, we sold $10.0 million and $25.0 million, respectively, of mortgage loans held for sale, primarily to reduce interest rate risk, and recognized gains of $72,000 and $199,000, respectively.

Noninterest Expense.  The following table summarizes changes in noninterest expense for the years ended December 31, 2018 and 2017.

	Year Ended December 31,		Change 2018/2017
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	$22,159	$21,482	$677	3.2%
Occupancy	6,324	5,937	387	6.5%
Equipment	3,980	3,614	366	10.1%
Federal deposit insurance premiums	608	605	3	0.5%
Other general and administrative expenses	4,423	4,836	(413)	(8.5)%
Total	$37,494	$36,474	$1,020	2.8%

Noninterest expense increased by $1.0 million to $37.5 million for the year ended December 31, 2018 from $36.5 million for the year ended December 31, 2017.  Salaries and employee benefits expense increased by $677,000 for the year primarily due to a 3.0% company-wide salary increase, an increase in the Company’s minimum hourly wage rate to $15.00 an hour, a decrease in the capitalized costs of new loan originations and an increase in health insurance.  As new loans are originated, compensation expense is reduced due to capitalization of the cost of new loan originations.  Fewer loans were originated in 2018 compared to 2017 and the decrease in the number of new loan originations resulted in a reduction in loan cost capitalization and higher compensation expense in 2018.  Occupancy expense increased primarily due to increases in repairs and maintenance expenses and rent expense.  Equipment expense increased primarily due to an increase in depreciation expense and other data processing expense.  The decrease in other general and administrative expenses was mainly due to decreases in professional fees, other non-operating expenses, and legal fees.

Income Tax Expense.  Income taxes were $6.1 million for 2018, reflecting an effective tax rate of 24.1% and $11.1 million for 2017, reflecting an effective tax rate of 42.6%.  Income tax expense decreased by $5.0 million to $6.1 million for the year ended December 31, 2018 compared to $11.1 million for the year ended December 31, 2017.  The decline in income taxes occurred primarily because the federal income tax rate decreased from 35.0% in 2017 to 21.0% in 2018 with the Tax Cuts and Jobs Act of 2017.  In 2018, the Company also recognized a $476,000 tax benefit by making a $3.4 million contribution to its defined benefit pension plan.  The tax benefit from the pension contribution occurred as the tax deduction for pension contributions was calculated at the 35.0% federal corporate tax rate for 2017 rather than the 21.0% federal corporate tax rate for 2018.  The decrease in income taxes can also be attributed to a $2.1 million increase in income tax expense in 2017 when a write-down in deferred tax assets occurred because the federal tax rate was lowered.  Income tax expense in 2018 and 2017 also included tax benefits of $134,000 and $1.0 million, respectively, from the exercise of stock options.

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

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
First mortgage:
One- to four-family residential	$2,065	$4,062	$4,402	$5,282	$4,153
Home equity loans and lines of credit	148	165	156	124	296
Other loans	—	—	1	9	4
Total nonaccrual loans	2,213	4,227	4,559	5,415	4,453

Real estate owned:
Real estate loans:
First mortgage:
One- to four-family residential	—	—	—	—	—
Total real estate owned	—	—	—	—	—

Total nonperforming assets	2,213	4,227	4,559	5,415	4,453

Loans delinquent 90 days or greater and still accruing interest	—	—	—	—	—

Restructured loans still accruing interest:
Real estate loans:
First mortgage:
One- to four-family residential	897	915	1,185	1,203	2,005
Total restructured loans still accruing interest	897	915	1,185	1,203	2,005

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$3,110	$5,142	$5,744	$6,618	$6,458

Ratios:
Nonperforming loans to total loans	0.14%	0.28%	0.34%	0.45%	0.46%
Nonperforming assets to total assets	0.11%	0.21%	0.24%	0.30%	0.26%

For the year ended December 31, 2018, gross interest income that would have been recorded had our nonaccruing loans been current in accordance with original terms was $133,000.  For the year ended December 31, 2018, we recognized no interest income on such nonaccruing loans on a cash basis during the year.  For the year ended December 31, 2018, gross interest income due and collected on our accruing restructured loans was $53,000.

The Company had eight troubled debt restructurings totaling $1.7 million as of December 31, 2018 that were considered to be impaired.  This total included seven one- to four-family residential mortgage loans totaling $1.6 million and one home equity loan for $78,000.  Four of the loans, totaling $897,000, were performing in accordance with their restructured terms and accruing interest at December 31, 2018.  Four of the loans, totaling $769,000, were performing in accordance with their restructured terms but not accruing interest at December 31, 2018.  The Company had 10 troubled debt restructurings totaling $2.1 million as of December 31, 2017 that were considered to be impaired.  This total included nine one- to four-family residential mortgage loans totaling $2.0 million and one home equity loan for $92,000.  Four of the loans, totaling $915,000, were performing in accordance with their restructured terms and accruing interest at December 31, 2017.  Five of the loans, totaling $1.0 million, were performing in accordance with their restructured terms but not accruing interest at December 31, 2017.  One of the loans, for $149,000, was more than 150 days delinquent and not accruing interest at December 31, 2017.  There were no new troubled debt restructurings in 2018 or 2017.

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2018
Real estate loans:
First mortgage:
One- to four-family residential	1	$292	2	$838	3	$1,130
Home equity loans and lines of credit	1	29	1	41	2	70
Other loans	5	4	—	—	5	4
Total loans	7	$325	3	$879	10	$1,204

At December 31, 2017
Real estate loans:
First mortgage:
One- to four-family residential	4	$1,207	4	$1,589	8	$2,796
Home equity loans and lines of credit	—	—	1	41	1	41
Other loans	6	0	—	—	6	0
Total loans	10	$1,207	5	$1,630	15	$2,837

At December 31, 2016
Real estate loans:
First mortgage:
One- to four-family residential	1	$133	4	$1,358	5	$1,491
Home equity loans and lines of credit	1	35	2	49	3	84
Other loans	4	0	1	1	5	1
Total loans	6	$168	7	$1,408	13	$1,576

At December 31, 2015
Real estate loans:
First mortgage:
One- to four-family residential	—	$—	6	$1,615	6	$1,615
Home equity loans and lines of credit	—	—	—	—	—	—
Other loans	3	1	1	10	4	11
Total loans	3	$1	7	$1,625	10	$1,626

At December 31, 2014
Real estate loans:
First mortgage:	2	$736	2	$593	4	$1,329
One- to four-family residential	—	—	1	161	1	161
Home equity loans and lines of credit	4	1	1	4	5	5
Other loans	6	$737	4	$758	10	$1,495
Total loans

Real Estate Owned.  Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned.  When property is acquired it is recorded at estimated fair value at the date of foreclosure less the cost to sell, establishing a new cost basis.  Estimated fair value generally represents the price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions.  Holding costs and declines in estimated fair value result in charges to expense after acquisition.  At December 31, 2018, 2017, 2016, 2015, and 2014, we had no real estate owned.

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

We maintain an allowance for loan losses at an amount estimated to equal all credit losses incurred in our loan portfolio that are both probable and reasonable to estimate at a balance sheet date.  Our determination as to the classification of our assets and the amount of our loss allowances is subject to review by bank regulators, who can require that we establish additional loss allowances.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of our review of our assets at December 31, 2018, we had substandard assets of $3.0 million and no doubtful or loss assets.  Substandard assets at December 31, 2018 included $1.3 million of troubled debt restructurings, $1.7 million of nonperforming loans and $75,000 of trust preferred securities.  At December 31, 2017, we had $5.4 million of substandard assets and no doubtful or loss assets.  Substandard assets at December 31, 2017 included $1.7 million of troubled debt restructurings, $3.3 million of nonperforming loans and $427,000 of trust preferred securities.  We classify any loan that is delinquent 90 days or more as substandard.  Loans which have been delinquent for fewer days may also be classified as substandard.

In addition to classifying assets as substandard, doubtful or loss, we also categorize assets as special mention.  A special mention asset has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.  We designate any loan that is 30 to 89 days delinquent as special mention.  Loans which have been delinquent for fewer days may also be categorized as special mention.  At December 31, 2018 and 2017, special mention assets were $433,000 and $799,000, respectively.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Year Ended December 31,
	2018	2017	2016	2015	2014
(Dollars in thousands)
Balance at beginning of year	$2,548	$2,452	$2,166	$1,691	$1,486

Charge-offs:
Real estate loans:
First mortgage:
One- to four-family residential	12	11	33	—	118
Home equity loans and lines of credit	—	—	—	—	10
Other loans	29	26	28	53	57
Total charge-offs	41	37	61	53	185

Recoveries:
Real estate loans:
First mortgage:
One- to four-family residential	10	75	24	3	9
Construction, commercial and other	—	—	1	11	2
Home equity loans and lines of credit	—	—	—	47	4
Other loans	6	6	12	12	15
Total recoveries	16	81	37	73	30

Net (charge-offs) recoveries	(25)	44	(24)	20	(155)
Provision for loan losses	119	52	310	455	360

Balance at end of year	$2,642	$2,548	$2,452	$2,166	$1,691

Ratios:
Net charge-offs to average loans outstanding	-%	-%	-%	-%	0.02%
Allowance for loan losses to nonperforming loans at end of year	119.39%	60.28%	53.78%	40.00%	37.97%
Allowance for loan losses to total loans at end of year	0.17%	0.17%	0.18%	0.18%	0.17%

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

	At December 31,
	2018		2017		2016
		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$1,781	96.88%	$1,706	96.65%	$1,579	96.11%
Multi-family residential	16	0.77	15	0.72	15	0.71
Construction, commercial and other	443	1.31	539	1.46	519	1.74
Home equity loans and lines of credit	1	0.70	1	0.86	2	1.10
Other loans	47	0.34	55	0.31	115	0.34
Total allocated allowance	2,288	100.00	2,316	100.00	2,230	100.00
Unallocated	354	—	232	—	222	—
Total	$2,642	100.00%	$2,548	100.00%	$2,452	100.00%

	At December 31,
	2015		2014
		Percent of		Percent of
		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans
	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$1,365	95.90%	$410	95.08%
Multi-family residential	15	0.82	3	0.92
Construction, commercial and other	517	1.62	977	1.89
Home equity loans and lines of credit	3	1.28	5	1.64
Other loans	72	0.38	263	0.47
Total allocated allowance	1,972	100.00	1,658	100.00
Unallocated	194	—	33	—
Total	$2,166	100.00%	$1,691	100.00%

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

We continue our efforts to reduce interest rate risk.  In 2018 and 2017, we sold $10.0 million and $25.0 million, respectively, of fixed-rate mortgage loans.  In 2018 and 2017, we obtained $86.6 million and $43.8 million, respectively, of long-term public deposits.  In 2018 and 2017, we increased our long-term FHLB borrowings by $5.0 million and $20.0 million, respectively, to reduce our interest rate risk.  In addition, we may utilize the following strategies to further reduce our interest rate risk:

•	Continuing our efforts to increase our core checking and passbook accounts, which are less rate-sensitive than certificates of deposit and which provide us with a stable, low-cost source of funds;

•	Continuing to repay short-term borrowings;

•	Maintaining overnight cash balances at the Federal Reserve Bank or a portfolio of short-term investments;

•	Purchasing mortgage-backed securities with shorter durations;

•	Selling a portion of the fixed-rate mortgage loans we originate to Freddie Mac or Fannie Mae;

•	Extending the maturity of our liabilities by obtaining longer-term fixed-rate public deposits, FHLB advances and securities sold under agreements to repurchase;

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

Economic Value of Equity.  We use an interest rate sensitivity analysis that computes changes in the economic value of equity (EVE) of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. EVE represents the market value of portfolio equity and is equal to the present value of assets minus the present value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market-risk-sensitive instruments in the event of an instantaneous and sustained 100 to 400 basis point increase or a 100 to 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. Given the current relatively low level of market interest rates, an EVE calculation for an interest rate decrease of greater than 200 basis points has not been prepared.

The following table presents our internal calculations of the estimated changes in our EVE as of December 31, 2018 that would result from the designated instantaneous changes in the interest rate yield curve.

					Increase
					(Decrease) in
		Estimated		EVE Ratio as a	EVE Ratio as a
Change in		Increase		Percent of	Percent of
Interest Rates	Estimated EVE	(Decrease) in	Percentage	Present Value	Present Value of
(bp) (1)	(2)	EVE	Change in EVE	of Assets (3)(4)	Assets (3)(4)
(Dollars in thousands)
+400	$139,878	$(113,148)	(44.72)%	8.54%	(3.92)%
+300	$172,800	$(80,226)	(31.71)%	9.98%	(2.48)%
+200	$208,117	$(44,909)	(17.75)%	11.35%	(1.11)%
+100	$239,955	$(13,071)	(5.17)%	12.38%	(0.08)%
0	$253,026	$—	—%	12.46%	—%
(100)	$232,940	$(20,086)	(7.94)%	11.09%	(1.37)%
(200)	$170,816	$(82,210)	(32.49)%	8.00%	(4.46)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Territorial Savings Bank’s primary sources of funds consist of deposit inflows, cash balances at the FRB, loan and security repayments, advances from the FHLB, securities sold under agreements to repurchase, proceeds from loan and security sales and principal repayments on securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Chief Financial Officer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2018.

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

Our most liquid asset is cash.  The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period.  At December 31, 2018, the Company’s cash and cash equivalents totaled $47.1 million.

If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds.  We also utilize securities sold under agreements to repurchase as another borrowing source.  At December 31, 2018, we had the ability to borrow up to an additional $769.3 million from the FHLB.  Advances from the FHLB and securities sold under agreements to repurchase were $142.2 million and $30.0 million, respectively for the year ended December 31, 2018.  In 2018, FHLB advances increased by $35.0 million while securities under agreements to repurchase remained constant.  The increase in FHLB advances was used primarily to reduce our interest rate risk.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2018, we had $7.9 million in loan commitments outstanding, most of which were for fixed-rate loans.  In addition to commitments to originate loans, we had $26.9 million in unused lines of credit to borrowers.  Certificates of deposit due within one year of December 31, 2018 totaled $206.4 million, or 12.7% of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and FHLB advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2019.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the years ended December 31, 2018 and 2017, we originated $232.5 million and $337.2 million of loans, respectively.  During these years, we purchased $15.0 million and $59.9 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts, FHLB advances, securities sold under agreements to repurchase, stock repurchases and dividend payments.  We experienced net increases in deposits of $31.9 million and $104.1 million for the years ended December 31, 2018 and 2017, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

As a separate legal entity, the Company is required to have liquidity to fund stock repurchases and dividend payments to shareholders and for other corporate purposes.  As of December 31, 2018, we have 1,601,065 shares that may be purchased under our current share repurchase program.  Shares repurchased will reduce the amount of shares issued and outstanding.  The repurchased shares may be reissued in connection with share-based compensation plans and for general corporate purposes.  During the year ended December 31, 2018, the Company repurchased 303,500 shares of common stock at an average cost of $30.36 as part of the repurchase programs authorized by the Board of Directors.  There were no shares repurchased as part of our common stock repurchase program during 2017.  At December 31, 2018 and 2017, on a stand-alone basis, the Company had cash in banks of $16.4 million and $20.1 million, respectively.

Territorial Savings Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2018, Territorial Savings Bank and the Company exceeded all regulatory capital requirements and are considered to be “well capitalized” under regulatory guidelines.  See Note 23 of the Notes to the Consolidated Financial Statements.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2018.  The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
		More Than	More Than
	One Year	One Year to	Three Years to	More Than
Contractual Obligations	or Less	Three Years	Five Years	Five Years	Total
	(In thousands)
Long-term debt	$132,200	$40,000	$—	$—	$172,200
Operating leases	2,759	4,143	3,072	4,034	14,008
Capitalized leases	—	—	—	—	—
Purchase obligations	2,694	5,253	2,623	27	10,597
Certificates of deposit	206,375	135,835	48,931	—	391,141
Other long-term liabilities	—	—	—	—	—
Total	$344,028	$185,231	$54,626	$4,061	$587,946
Commitments to extend credit	$7,921	$—	$—	$—	$7,921

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2(v) with our audited financial statements.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Territorial Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Territorial Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework 2013 issued by COSO.

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

March 15, 2019

We have served as the Company’s auditor since 2015.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2018 and 2017

(Dollars in thousands, except share data)

	December 31,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$47,063	$32,089
Investment securities available for sale, at fair value	2,560	2,851
Investment securities held to maturity, at amortized cost (fair value of $364,922 and $406,663 at December 31, 2018 and December 31, 2017, respectively)	371,517	404,792
Loans held for sale	309	403
Loans receivable, net	1,574,714	1,488,971
Federal Home Loan Bank stock, at cost	8,093	6,541
Federal Reserve Bank stock, at cost	3,114	3,103
Accrued interest receivable	5,274	5,142
Premises and equipment, net	4,823	5,721
Bank-owned life insurance	45,066	44,201
Income taxes receivable	—	1,571
Deferred income tax assets, net	4,136	4,609
Prepaid expenses and other assets	2,537	3,852
Total assets	$2,069,206	$2,003,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,629,164	$1,597,295
Advances from the Federal Home Loan Bank	142,200	107,200
Securities sold under agreements to repurchase	30,000	30,000
Accounts payable and accrued expenses	23,346	26,390
Income taxes payable	2,407	1,483
Advance payments by borrowers for taxes and insurance	7,010	6,624
Total liabilities	1,834,127	1,768,992

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 9,645,955 and 9,915,058 shares at December 31, 2018 and December 31, 2017, respectively	97	99
Additional paid-in capital	65,090	73,050
Unearned ESOP shares	(4,893)	(5,383)
Retained earnings	182,594	172,782
Accumulated other comprehensive loss	(7,809)	(5,694)
Total stockholders’ equity	235,079	234,854
Total liabilities and stockholders’ equity	$2,069,206	$2,003,846

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the years ended December 31, 2018 and 2017
(Dollars in thousands, except per share data)

	2018	2017
Interest income:
Loans	$60,279	$55,144
Investment securities	12,236	12,526
Other investments	786	663
Total interest income	73,301	68,333

Interest expense:
Deposits	11,015	7,666
Advances from the Federal Home Loan Bank	2,010	1,105
Securities sold under agreements to repurchase	504	818
Total interest expense	13,529	9,589

Net interest income	59,772	58,744
Provision for loan losses	119	52

Net interest income after provision for loan losses	59,653	58,692

Noninterest income:
Service fees on loan and deposit accounts	1,886	1,962
Income on bank-owned life insurance	865	907
Gain on sale of investment securities	45	431
Gain on sale of loans	72	199
Other	296	347
Total noninterest income	3,164	3,846

Noninterest expense:
Salaries and employee benefits	22,159	21,482
Occupancy	6,324	5,937
Equipment	3,980	3,614
Federal deposit insurance premiums	608	605
Other general and administrative expenses	4,423	4,836
Total noninterest expense	37,494	36,474

Income before income taxes	25,323	26,064
Income taxes	6,111	11,102
Net income	$19,212	$14,962

Basic earnings per share	$2.07	$1.61
Diluted earnings per share	$2.03	$1.57
Cash dividends declared per common share	$1.14	$1.20
Basic weighted-average shares outstanding	9,219,123	9,273,783
Diluted weighted-average shares outstanding	9,400,395	9,532,724

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
For the years ended December 31, 2018 and 2017

(Dollars in thousands)

	2018	2017
Net income	$19,212	$14,962

Change in unfunded pension liability, net of tax	(938)	(373)
Change in unrealized loss on securities, net of tax	(42)	(5)
Other comprehensive loss, net of tax	(980)	(378)
Comprehensive income	$18,232	$14,584

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2018 and 2017
(Dollars in thousands, except share data)

						Accumulated
	Common		Additional	Unearned		Other	Total
	Shares	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Shares	Earnings	Loss	Equity
Balances at December 31, 2016	9,778,974	$98	$71,914	$(5,872)	$168,962	$(5,316)	$229,786

Net income	—	—	—	—	14,962	—	14,962
Other comprehensive loss	—	—	—	—	—	(378)	(378)
Cash dividends declared ($1.20 per share)	—	—	—	—	(11,142)	—	(11,142)
Share-based compensation	1,200	—	106	—	—	—	106
Allocation of 48,932 ESOP shares	—	—	1,040	489	—	—	1,529
Repurchase of shares of common stock	(160,003)	(2)	(5,127)	—	—	—	(5,129)
Exercise of options for common stock	294,887	3	5,117	—	—	—	5,120

Balances at December 31, 2017	9,915,058	$99	$73,050	$(5,383)	$172,782	$(5,694)	$234,854

Net income	—	—	—	—	19,212	—	19,212
Other comprehensive loss	—	—	—	—	—	(980)	(980)
Reclassification of deferred taxes	—	—	—	—	1,135	(1,135)	—
Cash dividends declared ($1.14 per share)	—	—	—	—	(10,535)	—	(10,535)
Share-based compensation	4,401	—	341	—	—	—	341
Allocation of 48,932 ESOP shares	—	—	966	490	—	—	1,456
Repurchase of shares of common stock	(347,393)	(3)	(10,549)	—	—	—	(10,552)
Exercise of options for common stock	73,889	1	1,282	—	—	—	1,283

Balances at December 31, 2018	9,645,955	$97	$65,090	$(4,893)	$182,594	$(7,809)	$235,079

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2018 and 2017
(Dollars in thousands)

	2018	2017
Cash flows from operating activities:
Net income	$19,212	$14,962
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	119	52
Depreciation and amortization	1,255	1,129
Deferred income tax expense	829	3,436
Amortization of fees, discounts, and premiums, net	(469)	(478)
Origination of loans held for sale	(9,912)	(23,665)
Proceeds from sales of loans held for sale	10,078	25,063
Gain on sale of loans, net	(72)	(199)
Net gain on sale of real estate owned	(4)	—
Gain on sale of investment securities held to maturity	(45)	(431)
Net loss on disposal of premises and equipment	6	24
ESOP expense	1,456	1,529
Share-based compensation expense	341	106
Increase in accrued interest receivable	(132)	(410)
Net increase in bank-owned life insurance	(865)	(907)
Net (increase) decrease in prepaid expenses and other assets	1,315	(1,227)
Net increase (decrease) in accounts payable and accrued expenses	(4,367)	2,604
Net increase in advance payments by borrowers for taxes and insurance	386	922
Net (increase) decrease in income taxes receivable	1,571	(1,449)
Net increase (decrease) in income taxes payable	924	(133)

Net cash from operating activities	21,626	20,928

Cash flows from investing activities:
Purchases of investment securities held to maturity	(14,983)	(56,899)
Purchases of investment securities available for sale	—	(2,970)
Principal repayments on investment securities held to maturity	43,959	52,831
Principal repayments on investment securities available for sale	224	99
Proceeds from sale of investment securities held to maturity	4,462	7,446
Loan originations, net of principal repayments on loans receivable	(85,547)	(152,631)
Purchases of Federal Home Loan Bank stock	(9,180)	(5,929)
Proceeds from redemption of Federal Home Loan Bank stock	7,628	4,333
Purchases of Federal Reserve Bank stock	(11)	(8)
Proceeds from sale of real estate owned	50	—
Purchases of premises and equipment	(363)	(2,547)

Net cash from investing activities	(53,761)	(156,275)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2018 and 2017
(Dollars in thousands)

	2018	2017
Cash flows from financing activities:
Net increase in deposits	$31,869	$104,095
Proceeds from advances from the Federal Home Loan Bank	215,700	144,525
Repayments of advances from the Federal Home Loan Bank	(180,700)	(106,325)
Repayments of securities sold under agreements to repurchase	—	(25,000)
Purchases of Fed Funds	10	10
Sales of Fed Funds	(10)	(10)
Repurchases of common stock	(9,270)	(9)
Cash dividends paid	(10,490)	(11,123)

Net cash from financing activities	47,109	106,163

Net increase (decrease) in cash and cash equivalents	14,974	(29,184)

Cash and cash equivalents at beginning of the period	32,089	61,273

Cash and cash equivalents at end of the period	$47,063	$32,089

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$13,862	$9,231
Income taxes	2,787	9,319

Supplemental disclosure of noncash investing and financing activities:
Company stock acquired through stock swap and net settlement transactions	$1,282	$5,120
Loans transferred to real estate owned	46	—
Dividends declared, not yet paid	45	19

See accompanying notes to consolidated financial statements.

(1)Organization

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

(d)  Investment Securities

The Company classifies and accounts for its investment securities as follows: (1) held-to-maturity debt securities in which the Company has the positive intent and ability to hold to maturity are reported at amortized cost; (2) trading securities that are purchased for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in current earnings; and (3) available-for-sale securities not classified as either held-to-maturity or trading securities are reported at fair value, with unrealized gains and losses excluded from current earnings and reported as a separate component of equity. At December 31, 2018 and 2017, the Company classified all of its investments, except $2.6 million and $2.9 million of securities, respectively, as held-to-maturity.

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

As of December 31, 2018 and 2017, the Company had not recognized a liability for income tax uncertainties in the accompanying consolidated balance sheets because management concluded that the Company does not have uncertain tax positions.

The Company recognizes interest and penalties related to tax liabilities in other interest expense and other general and administrative expenses, respectively, in the consolidated statements of income.

Tax years 2015 to 2017 currently remain subject to examination by the Internal Revenue Service and by the Department of Taxation of the State of Hawaii.

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

(o)  Share-Based Compensation

The Company grants share-based compensation awards, including restricted stock and restricted stock units, which are either performance-based or time-based.  The fair value of the restricted stock and restricted stock unit awards were based on the closing price of the Company’s stock on the date of grant.  The cost of these awards are amortized in the consolidated statement of income on a straight-line basis over the vesting period. The amount of performance-based restricted stock units that vest on a performance condition is remeasured quarterly based on how the Company’s return on average equity compares to the SNL Bank Index.  The fair value of performance-based restricted stock units that are based on how the Company’s total stock return compares to the SNL Bank Index was measured using a Monte-Carlo valuation.

(p)  Supplemental Employee Retirement Plan (SERP)

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

(q)  Employee Stock Ownership Plan (ESOP)

The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders’ equity.  Compensation expense is based on the market price of shares as they are committed to be released to participant accounts.  Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

(r)  Earnings Per Share

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

(s)  Common Stock Repurchase Program

The Company adopted common stock repurchase programs in which shares repurchased reduce the amount of shares issued and outstanding.  The repurchased shares may be reissued in connection with share-based compensation plans and for general corporate purposes.  During 2018, the Company repurchased 303,500 shares of common stock at an average cost of $30.36 as part of the repurchase programs authorized by the Board of Directors.  There were no shares repurchased as part of our common stock repurchase program during 2017.

(t)  Bank-Owned Life Insurance

The Company’s investment in bank-owned life insurance is based on cash surrender value.  The Company invests in bank-owned life insurance to provide a funding source for benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Federal regulations generally limit the investment in bank-owned life insurance to 25% of the Bank’s Tier 1 capital plus the allowance for loan losses.  At December 31, 2018, this limit was $57.1 million and the Company had invested $45.1 million in bank-owned life insurance at that date.

(u)  Use of Estimates

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

(v)  Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) amended the Revenue Recognition topic of the FASB Accounting Standards Codification (ASC).  The amendment seeks to clarify the principles for recognizing revenue as well as to develop common revenue standards for U.S. generally accepted accounting principles and International Financial Reporting Standards.  The Company reviewed all revenue sources to determine if the sources are in scope for this guidance.  Net interest income from financial assets and liabilities are explicitly excluded from the scope of the amendment.  The Company’s overall assessment of key in-scope revenue sources include service charges on deposit accounts, rental income from safe deposit boxes and commissions on insurance and annuity sales.  Based on the Company’s analysis of these revenue sources, including the amount of revenue, the timing of services rendered and timing of payment for these services, there is no material change in the timing of revenue recognition under the amendment.  The Company adopted this amendment as of January 1, 2018, using the modified retrospective approach.  Since there was no material impact on the timing of revenue recognition, no adjustment to beginning retained earnings was deemed necessary.  See Note 25, Revenue Recognition, for further information.

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

In February 2016, the FASB amended the Leases topic of the FASB ASC.  The primary effects of the amendment will be to recognize lease assets and lease liabilities on the balance sheet and to disclose certain information about leasing arrangements.  The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company has several lease agreements for branch locations and equipment that will require recognition on the consolidated balance sheets upon adoption of the amendment.  The Company will adopt this amendment as of January 1, 2019 by recording a cumulative-effect adjustment to the opening balance of retained earnings as of that date.  It is expected that the intial balances of the right of use asset and lease liability will be approximately $12.7 million and $13.2 million, respectively.

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

In August 2017, the FASB amended the Derivatives and Hedging topic of the FASB ASC.  The primary focus of the amendment is to simplify hedge accounting and make the results of hedge transactions in the financial statements easier to understand.  An ancillary result of the amendment is that an entity may transfer certain securities from the held-to-maturity classification to the available-for-sale classification.  The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company does not engage in hedging activities.  However, it is reviewing the amendment to determine whether its other provisions may benefit the Company’s risk management strategies.  The Company does not expect that this amendment, if adopted, will have a material effect on its consolidated financial statements.

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

(3)Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	December 31,
(Dollars in thousands)	2018	2017
Cash and due from banks	$9,771	$9,114
Interest-earning deposits in other banks	37,292	22,975
Cash and cash equivalents	$47,063	$32,089

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank of San Francisco.

(4)Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2018:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$2,644	$—	$(84)	$2,560
Total	$2,644	$—	$(84)	$2,560

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$371,442	$2,056	$(9,279)	$364,219
Trust preferred securities	75	628	—	703
Total	$371,517	$2,684	$(9,279)	$364,922

December 31, 2017:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$2,870	$—	$(19)	$2,851
Total	$2,870	$—	$(19)	$2,851

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$404,365	$6,056	$(4,603)	$405,818
Trust preferred securities	427	418	—	845
Total	$404,792	$6,474	$(4,603)	$406,663

The amortized cost and estimated fair value of investment securities by maturity date at December 31, 2018 are shown below. Incorporated in the maturity schedule are mortgage-backed and trust preferred securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Available-for-sale:
Due within 5 years	$—	$—
Due after 5 years through 10 years	—	—
Due after 10 years	2,644	2,560
Total	$2,644	$2,560

Held-to-maturity:
Due within 5 years	$4	$4
Due after 5 years through 10 years	65	66
Due after 10 years	371,448	364,852
Total	$371,517	$364,922

Realized gains and losses and the proceeds from sales of held-to-maturity securities are shown in the table below.  All sales of securities were U.S. government-sponsored mortgage-backed securities.

	Year Ended
	December 31,
(Dollars in thousands)	2018	2017
Proceeds from sales	$4,462	$7,446
Gross gains	45	431
Gross losses	—	—

The sale of these mortgage-backed securities, for which the Company had already collected a substantial portion of the outstanding purchased principal (at least 85%), is in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of intent to hold remaining securities in the held-to-maturity portfolio to maturity.

Investment securities with amortized costs of $308.8 million and $287.2 million at December 31, 2018 and 2017, respectively, were pledged to secure deposits made by state and local governments, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at December 31, 2018 and 2017. The Company does not intend to sell held-to-maturity and available-for-sale securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
December 31, 2018:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$—	$—	$2,560	$(84)	1	$2,560	$(84)

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$57,154	$(254)	$220,338	$(9,025)	81	$277,492	$(9,279)

December 31, 2017:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$2,851	$(19)	$—	$—	1	$2,851	$(19)

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$41,163	$(299)	$140,200	$(4,304)	49	$181,363	$(4,603)

Mortgage-Backed Securities. The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates subsequent to purchase. All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2018 and 2017.

Trust Preferred Securities. At December 31, 2018, the Company owned one trust preferred security, PreTSL XXIII. PreTSL XXIII has an amortized cost and a remaining cost basis of $75,000 at December 31, 2018.  The trust preferred security represents an investment in a pool of debt obligations issued primarily by holding companies for Federal Deposit Insurance Corporation-insured financial institutions.  This security is classified in the Company’s held-to-maturity investment portfolio and is accounted for on a cost recovery method.  In the cost recovery method, any interest payments are used to reduce the remaining cost basis.

The trust preferred securities market is considered to be inactive as only seven transactions have occurred over the past 84 months in the same tranche of securities that we own and no new issuances of pooled trust preferred securities have occurred since 2007.  We used a discounted cash flow model to determine whether this security is other-than-temporarily impaired.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates, estimated deferral and default rates on collateral, and estimated cash flows.

Based on the Company’s review, the Company’s investment in PreTSL XXIII did not incur additional impairment during the year ended December 31, 2018 and there is no accumulated other comprehensive loss related to noncredit factors.

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held:

	Year Ended December 31,
(Dollars in thousands)	2018	2017
Balance at the beginning of the year	$2,403	$2,403
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Credit losses on debt securities which were sold	—	—
Balance at the end of the year	$2,403	$2,403

The Company’s investment in PreTSL XXIII was sold in 2019.

(5)Federal Home Loan Bank Stock

The Bank, as a member of the FHLB system, is required to obtain and hold shares of capital stock in the FHLB. At December 31, 2018 and 2017, the Bank met such requirement.  At December 31, 2018 and 2017, the Bank owned $8.1 million and $6.5 million, respectively, of capital stock of the FHLB Des Moines.

The Company evaluated its investment in the stock of the FHLB Des Moines for impairment. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment and the liquidity position of the FHLB Des Moines, the Company did not consider its FHLB stock other-than-temporarily impaired.

(6)Federal Reserve Bank Stock

The Bank, as a member of the Federal Reserve System, is required to hold shares of capital stock of the FRB of San Francisco equal to six percent of capital and surplus of the Bank.  At December 31, 2018 and 2017, the Bank met such requirement.  At December 31, 2018 and 2017, the Bank owned $3.1 million of capital stock of the FRB of San Francisco.

The Company evaluated its investment in the stock of the FRB of San Francisco for impairment.  Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment and the liquidity position of the FRB of San Francisco, the Company did not consider its FRB stock other-than-temporarily impaired.

(7)Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	December 31,
(Dollars in thousands)	2018	2017
Real estate loans:
First mortgages:
One- to four-family residential	$1,531,149	$1,444,625
Multi-family residential	12,151	10,799
Construction, commercial and other	20,780	21,787
Home equity loans and lines of credit	11,090	12,882
Total real estate loans	1,575,170	1,490,093
Other loans:
Loans on deposit accounts	357	274
Consumer and other loans	4,939	4,340
Total other loans	5,296	4,614
Less:
Net unearned fees and discounts	(3,110)	(3,188)
Allowance for loan losses	(2,642)	(2,548)
Total unearned fees, discounts and allowance for loan losses	(5,752)	(5,736)
Loans receivable, net	$1,574,714	$1,488,971

The table below presents the activity in the allowance for loan losses by portfolio segment:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Year ended December 31, 2018:
Balance, beginning of period	$1,721	$539	$1	$55	$232	$2,548
Provision (reversal of provision) for loan losses	78	(96)	—	15	122	119
	1,799	443	1	70	354	2,667
Charge-offs	(12)	—	—	(29)	—	(41)
Recoveries	10	—	—	6	—	16
Net charge-offs	(2)	—	—	(23)	—	(25)
Balance, end of period	$1,797	$443	$1	$47	$354	$2,642

Year ended December 31, 2017:
Balance, beginning of year	$1,594	$519	$2	$115	$222	$2,452
Provision (reversal of provision) for loan losses	63	20	(1)	(40)	10	52
	1,657	539	1	75	232	2,504
Charge-offs	(11)	—	—	(26)	—	(37)
Recoveries	75	—	—	6	—	81
Net recoveries (charge-offs)	64	—	—	(20)	—	44
Balance, end of year	$1,721	$539	$1	$55	$232	$2,548

The allowance for loan loss for each segment of the loan portfolio is generally determined by calculating the historical loss of each segment in a seven year look-back period and adding a qualitative adjustment for the following factors:

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

Management considers the allowance for loan losses at December 31, 2018 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions at that date.  While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings.  In addition, as an integral part of their examination process, the bank regulators periodically review the allowance for loan losses and may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
December 31, 2018:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,797	443	1	47	354	2,642
Total ending allowance balance	$1,797	$443	$1	$47	$354	$2,642

Loans:
Ending loan balance:
Individually evaluated for impairment	$2,962	$—	$148	$—	$—	$3,110
Collectively evaluated for impairment	1,537,292	20,698	10,945	5,311	—	1,574,246
Total ending loan balance	$1,540,254	$20,698	$11,093	$5,311	$—	$1,577,356

December 31, 2017:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,721	539	1	55	232	2,548
Total ending allowance balance	$1,721	$539	$1	$55	$232	$2,548

Loans:
Ending loan balance:
Individually evaluated for impairment	$4,977	$—	$165	$—	$—	$5,142
Collectively evaluated for impairment	1,447,326	21,701	12,722	4,628	—	1,486,377
Total ending loan balance	$1,452,303	$21,701	$12,887	$4,628	$—	$1,491,519

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

		Unpaid
	Recorded	Principal
(Dollars in thousands)	Investment	Balance
December 31, 2018:
With no related allowance recorded:
One- to four-family residential mortgages	$2,962	$3,486
Home equity loans and lines of credit	148	224
Total	$3,110	$3,710

December 31, 2017:
With no related allowance recorded:
One- to four-family residential mortgages	$4,977	$5,897
Home equity loans and lines of credit	165	228
Total	$5,142	$6,125

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	Average
	Recorded	Interest Income
(Dollars in thousands)	Investment	Recognized
2018:
With no related allowance recorded:
One- to four-family residential mortgages	$3,039	$53
Home equity loans and lines of credit	156	—
Consumer and other	—	—
Total	$3,195	$53

2017:
With no related allowance recorded:
One- to four-family residential mortgages	$5,112	$58
Home equity loans and lines of credit	175	—
Consumer and other	—	—
Total	$5,287	$58

There were no loans individually evaluated for impairment with a related allowance for loan loss as of December 31, 2018 or 2017. Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they are written down to fair value at the time of impairment.

The table below presents the aging of loans and accrual status by class of loans:

								Loans
								90 Days
								or More
	30 - 59	60 - 89	90 Days or					Past Due
	Days Past	Days Past	More	Total Past	Loans Not	Total	Nonaccrual	and Still
(Dollars in thousands)	Due	Due	Past Due	Due	Past Due	Loans	Loans	Accruing
December 31, 2018:
One- to four-family residential mortgages	$40	$292	$838	$1,170	$1,526,949	$1,528,119	$2,065	$—
Multi-family residential mortgages	—	—	—	—	12,135	12,135	—	—
Construction, commercial and other mortgages	—	—	—	—	20,698	20,698	—	—
Home equity loans and lines of credit	—	29	41	70	11,023	11,093	148	—
Loans on deposit accounts	—	—	—	—	357	357	—	—
Consumer and other	3	4	—	7	4,947	4,954	—	—

Total	$43	$325	$879	$1,247	$1,576,109	$1,577,356	$2,213	$—

December 31, 2017:
One- to four-family residential mortgages	$—	$1,207	$1,589	$2,796	$1,438,725	$1,441,521	$4,062	$—
Multi-family residential mortgages	—	—	—	—	10,782	10,782	—	—
Construction, commercial and other mortgages	—	—	—	—	21,701	21,701	—	—
Home equity loans and lines of credit	—	—	41	41	12,846	12,887	165	—
Loans on deposit accounts	—	—	—	—	274	274	—	—
Consumer and other	4	—	—	4	4,350	4,354	—	—

Total	$4	$1,207	$1,630	$2,841	$1,488,678	$1,491,519	$4,227	$—

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

The Company had 11 nonaccrual loans with a book value of $2.2 million at December 31, 2018 and 17 nonaccrual loans with a book value of $4.2 million as of December 31, 2017.  The Company collected interest on nonaccrual loans of $93,000 and $179,000 during 2018 and 2017, respectively, but due to regulatory requirements, the Company recorded the interest as a reduction of principal.  The Company would have recognized additional interest income of $133,000 and $240,000 during 2018 and 2017, respectively, had the loans been accruing interest.  The Company did not have any loans 90 days or more past due and still accruing interest as of December 31, 2018 or 2017.

There were no loans modified in a troubled debt restructuring during the year ended December 31, 2018 or 2017. There were no new troubled debt restructurings within the past 12 months that subsequently defaulted.

The table below summarizes troubled debt restucturings by class of loans:

	Number of	Accrual	Number of	Nonaccrual
(Dollars in thousands)	Loans	Status	Loans	Status	Total
December 31, 2018:
One- to four-family residential mortgages	4	$897	3	$691	$1,588
Home equity loans and lines of credit	—	—	1	78	78
Total	4	$897	4	$769	$1,666

December 31, 2017:
One- to four-family residential mortgages	4	$915	5	$1,074	$1,989
Home equity loans and lines of credit	—	—	1	92	92
Total	4	$915	6	$1,166	$2,081

There were no delinquent restructured loans at December 31, 2018.  At December 31, 2017, one of the restructured loans, for $149,000, was more than 149 days delinquent and not accruing interest.  Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers.  At December 31, 2018, we have no commitments to lend any additional funds to these borrowers.

The Company had no real estate owned as of December 31, 2018 or 2017. There were two one- to four-family residential mortgage loans totaling $838,000 and one home equity loan for $41,000 in the process of foreclosure as of December 31, 2018.   There were three one- to four-family residential mortgage loans totaling $650,000 and one home equity loan for $41,000 in the process of foreclosure as of December 31, 2017.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the years ended December 31, 2018 and 2017, the Company sold mortgage loans held for sale with principal balances of $10.0 million and $25.0 million, respectively, and recognized gains of $72,000 and $199,000, respectively.  The Company had one loan held for sale for $309,000 at December 31, 2018 and one loan held for sale totaling $403,000 at December 31, 2017.

The Company serviced loans for others of $30.3 million and $35.5 million at December 31, 2018 and 2017, respectively.  Of these amounts, $1.5 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at December 31, 2018 and 2017.  The amount of contractually specified servicing fees earned was $88,000 and $105,000 for 2018 and 2017, respectively.  The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

In the normal course of business, the Company has made loans to certain directors and executive officers under terms which management believes are consistent with the Company’s general lending policies.  Loans to directors and executive officers amounted to $850,000 at December 31, 2018 and $890,000 at December 31, 2017.

(8)Accrued Interest Receivable

The components of accrued interest receivable are as follows:

	December 31,
(Dollars in thousands)	2018	2017
Loans receivable	$4,302	$4,090
Investment securities	960	1,045
Interest-bearing deposits	12	7
Total	$5,274	$5,142

(9)Mortgage Servicing Assets

Mortgage servicing assets are created when the Company sells mortgage loans and retains the rights to service the loans.  Mortgage servicing assets are accounted for in accordance with the Transfers and Servicing topic of the FASB ASC and are initially valued at fair value and subsequently at the lower of cost or fair value.  We amortize mortgage servicing assets in proportion to and over the period of estimated net servicing income.  All servicing assets are grouped into categories based on the interest rate and original term of the loan sold.  Mortgage servicing assets related to loan sales are recorded as a gain on sale of loans and totaled $0 and $3,000 for the years ended December 31, 2018 and 2017, respectively.

The table below presents the changes in our mortgage servicing assets:

(Dollars in thousands)	2018	2017
Balance at beginning of year	$263	$307
Additions	—	3
Impairments	—	—
Amortization	(37)	(47)
Balance at end of year	$226	$263

The table below presents the gross carrying values, accumulated amortization, and net carrying values of our mortgage servicing assets:

	December 31,
(Dollars in thousands)	2018	2017
Gross carrying value	$1,310	$1,310
Accumulated amortization	(1,084)	(1,047)
Net carrying value	$226	$263

The estimated amortization expense for our mortgage servicing assets for the next five years and all years thereafter are as follows:

(Dollars in thousands)
2019	$31
2020	26
2021	23
2022	20
2023	18
Thereafter	108
Total	$226

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

The table below presents the fair values and key assumptions used in determining the fair values of our mortgage servicing assets as of December 31, 2018 and 2017:

	2018	2017
Fair value, beginning of year (in thousands)	$311	$368
Fair value, end of year (in thousands)	291	311

Weighted average discount rate	10.50%	10.50%
Weighted average prepayment speed assumption (PSA prepayment speed)	156.4	173.3
Annual cost to service (per loan)	$70	$70

The PSA prepayment model assumes increasing prepayment rates for the first 30 months of a loan’s term and constant prepayment rates thereafter.

(10)Interest Rate Lock and Forward Loan Sale Commitments

The Company may enter into interest rate lock commitments with borrowers on loans intended to be sold. To manage interest rate risk on the lock commitments, the Company may also enter into forward loan sale commitments.  The interest rate lock commitments and forward loan sale commitments are treated as derivatives and are recorded at their fair values in prepaid expenses and other assets or in accounts payable and accrued expenses.  Changes in fair value are recorded in current earnings.  At December 31, 2018, interest rate locks and forward loan sale commitments on loans held for sale amounted to $280,000 and $591,000, respectively.

The table below presents the location of assets and liabilities related to derivatives:

		Asset Derivatives		Liability Derivatives
	Location on	Fair Value at December 31,		Fair Value at December 31,
(Dollars in thousands)	Balance Sheet	2018	2017	2018	2017
Interest rate contracts	Prepaid expenses and other assets	$5	$8	$—	$—

Interest rate contracts	Accounts payable and accrued expenses	—	—	5	8
Total derivatives		$5	$8	$5	$8

There were no gains or losses on derivatives for the years ended December 31, 2018 and 2017.

(11)Premises and Equipment

Premises and equipment are as follows:

	December 31,
(Dollars in thousands)	2018	2017
Land	$585	$585
Buildings and improvements	1,365	1,301
Leasehold improvements	13,938	13,915
Furniture, fixtures and equipment	5,502	5,727
Automobiles	115	115
	21,505	21,643
Less accumulated depreciation and amortization	(16,729)	(15,962)
	4,776	5,681
Construction in progress	47	40
Total	$4,823	$5,721

Depreciation expense was $1.3 million and $1.1 million for the years ended December 31, 2018 and 2017, respectively.

(12) Deposits

Deposit accounts by type are summarized with their respective weighted-average interest rates as follows:

	December 31,
	2018		2017
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$51,744	-%	$49,725	-%
Savings accounts	991,310	0.50	1,040,248	0.46
Certificates of deposit	391,141	1.89	312,225	1.34
Money market	5,291	0.44	5,578	0.43
Checking and Super NOW	189,678	0.02	189,519	0.02
Total	$1,629,164	0.77%	$1,597,295	0.56%

The maturity of certificate of deposit accounts at December 31, 2018 is as follows (dollars in thousands):

Maturing in:
2019	$206,375
2020	80,093
2021	55,742
2022	33,819
2023	15,112
Total	$391,141

Certificates of deposit with balances greater than or equal to $250,000 totaled $244.6 mllion and $192.8 million at December 31, 2018 and 2017, respectively. Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per account owner.

Interest expense by type of deposit is as follows:

(Dollars in thousands)	2018	2017
Savings	$4,842	$4,445
Certificates of deposit and money market	6,134	3,182
Checking and Super NOW	39	39
Total	$11,015	$7,666

At December 31, 2018 and 2017, overdrawn deposit accounts totaled $34,000 and $22,000, respectively, and have been reclassified as loans in the consolidated balance sheets.

(13)Advances from the Federal Home Loan Bank

Federal Home Loan Bank advances are secured by a blanket pledge on the Bank’s assets not otherwise pledged. At December 31, 2018 and 2017, our credit line with the FHLB Des Moines was equal to 45% and 35%, respectively, of the Bank’s total assets and we had the capacity to borrow an additional $769.3 million and $579.4 million, respectively.

Advances outstanding consisted of the following:

	December 31,
	2018		2017
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Due within one year	$107,200	2.39%	$46,200	1.39%
Due over 1 year to 2 years	20,000	2.16	31,000	1.79
Due over 2 years to 3 years	15,000	2.32	15,000	1.85
Due over 3 years to 4 years	—	—	15,000	2.32
Total	$142,200	2.35%	$107,200	1.70%

(14) Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset. Securities sold under agreements to repurchase are summarized as follows:

	2018		2017
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
1 year or less	$25,000	1.66%	$—	—%
Over 1 year to 2 years	5,000	1.65	25,000	1.66
Over 2 years to 3 years	—	—	5,000	1.65
Total	$30,000	1.66%	$30,000	1.66%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at December 31, 2018. The amount at risk is the greater of the carrying value or fair value over the repurchase liability and refers to the potential loss to the Company if the secured lender fails to return the security at the maturity date of the agreement.  All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government sponsored enterprises.  The repurchase liability cannot exceed 90% of the fair value of securities pledged.  In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$33,000	$32,138	$30,000	$3,000	5

(15)Offsetting of Financial Liabilities

Securities sold under agreements to repurchase are subject to a right of offset in the event of default.  See Note 14, Securities Sold Under Agreements to Repurchase, for additional information.

			Net Amount of	Gross Amount Not Offset in the
	Gross Amount	Gross Amount	Liabilities	Balance Sheet
	of Recognized	Offset in the	Presented in the	Financial	Cash Collateral
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
December 31, 2018:
Securities sold under agreements to repurchase	$30,000	$—	$30,000	$30,000	$—	$—

December 31, 2017:
Securities sold under agreements to repurchase	$30,000	$—	$30,000	$30,000	$—	$—

(16)Income Taxes

Allocation of federal and state income taxes between current and deferred provisions is as follows:

(Dollars in thousands)	2018	2017
Current
Federal	$3,752	$6,219
State	1,530	1,447
	5,282	7,666
Deferred
Federal	600	3,273
State	229	163
	829	3,436
Total	$6,111	$11,102

The federal statutory corporate tax rates for the years ended December 31, 2018 and 2017 were 21% and 35%, respectively. A reconciliation of the tax provision based on the statutory corporate rate on pretax income and the provision for taxes as shown in the accompanying consolidated statements of income is as follows:

(Dollars in thousands)	2018	2017
Income tax expense at statutory rate	$5,318	$9,123
Income tax effect of:
Other tax-exempt income	(182)	(317)
Share-based compensation	1	2
Meal and entertainment expenses	88	—
State income taxes, net of federal income tax benefits	1,246	1,104
Tax benefit from the exercise of stock options	(134)	(1,046)
Write-down of deferred income taxes (1)	—	2,054
Other	(226)	182
Total income tax expense	$6,111	$11,102
Effective income tax rate	24.13%	42.59%

(1)

Income tax expense for 2017 included a $2.1 million write-down of deferred income tax assets that resulted when the federal corporate tax rate was lowered from 35% to 21% due to the Tax Cuts and Jobs Act..

The components of income taxes payable (receivable) are as follows:

	December 31,
(Dollars in thousands)	2018	2017
Current taxes payable (receivable):
Federal	$621	$(1,571)
State	1,786	1,483
	$2,407	$(88)
Deferred taxes receivable:
Federal	$(2,836)	$(3,178)
State	(1,300)	(1,431)
	$(4,136)	$(4,609)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(Dollars in thousands)	2018	2017
Deferred tax assets:
Premises and equipment	$1,037	$966
Hawaii franchise tax	468	440
Unfunded pension liability	691	1,229
Allowance for loan losses	703	678
Impaired asset write-down	765	724
Employee benefit plans	2,601	2,580
Equity incentive plan	399	420
Unrealized losses on securities available-for-sale	32	17
Deferred compensation	480	453
Other	159	137
	7,335	7,644
Deferred tax liabilities:
Net deferred loan fees	2,844	2,676
FHLB stock dividends	126	126
Prepaid expense	169	163
Premiums on loans sold	60	70
	3,199	3,035
Net deferred tax assets	$4,136	$4,609

Deferred tax assets and liabilities at December 31, 2018 and 2017 were calculated using federal corporate tax rates of 21%.  The corporate tax rate was lowered to 21% due to the Tax Cuts and Jobs Act of 2017.  The lower tax rate caused a $2.1 million increase in income tax expense and write down of deferred income tax assets.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. There was no valuation allowance for deferred tax assets as of December 31, 2018 and 2017.

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

On November 4, 2008, the Board of Directors approved changes to the Company’s defined benefit pension plan. Effective December 31, 2008, there are no further accruals of benefits for any participants and benefits do not increase with any additional years of service. Employees already enrolled in the Pension Plan as of December 31, 2008 will be 100% vested if they have at least five years of service. For employees with less than five years of service, vesting would occur at the employee’s five-year anniversary date.

In addition, the Company sponsors a Supplemental Employee Retirement Plan (SERP), a noncontributory supplemental retirement benefit plan, which covers certain current and former employees of the Company for amounts in addition to those provided under the Pension Plan.

The following table sets forth the status of the Pension Plan and SERP at the dates indicated:

	Pension Plan		SERP
	December 31,
(Dollars in thousands)	2018	2017	2018	2017
Accumulated benefit obligation at end of year	$18,713	$19,314	$9,473	$9,242
Change in projected benefit obligation:
Benefit obligation at beginning of year	$19,314	$17,496	$9,242	$9,044
Service cost	141	193	97	75
Interest cost	728	763	151	140
Actuarial loss (gain)	(611)	1,670	—	—
Benefits paid	(859)	(808)	(17)	(17)
Benefit obligation at end of year	18,713	19,314	9,473	9,242
Change in plan assets:
Fair value of plan assets at beginning of year	15,927	14,804	—	—
Actual return on plan assets	(968)	1,931	—	—
Employer contributions	3,400	—	17	17
Benefits paid	(859)	(808)	(17)	(17)
Fair value of plan assets at end of year	17,500	15,927	—	—
Funded status at end of year	$(1,213)	$(3,387)	$(9,473)	$(9,242)
Amounts recognized in the consolidated balance sheets:
Accounts payable and accrued expenses - liability	$(1,213)	$(3,387)	$(9,473)	$(9,242)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$10,380	$9,096	$—	$—
Prior service cost	144	149	—	—
Accumulated other comprehensive loss, before tax	$10,524	$9,245	$—	$—

The following table sets forth the changes recognized in accumulated other comprehensive loss for the years indicated:

	Pension Plan
	Year Ended December 31,
(Dollars in thousands)	2018	2017
Accumulated other comprehensive loss at beginning of year, before tax	$9,245	$8,736
Actuarial net loss arising during the period	1,562	764
Amortizations (recognized in net periodic benefit cost):
Actuarial loss	(278)	(250)
Prior service cost	(5)	(5)
Total recognized in other comprehensive loss	1,279	509
Accumulated other comprehensive loss at end of year, before tax	$10,524	$9,245

For the years ended December 31, 2018 and 2017, the following weighted average assumptions were used to determine benefit obligations at the end of the year:

	Pension Plan		SERP
	Year Ended December 31,
	2018	2017	2018	2017
Assumptions used to determine the year-end benefit obligations:
Discount rate	4.30%	3.70%	5.03%	5.04%
Rate of compensation increase	N/A	N/A	5.00%	5.00%

The Company does not expect any plan assets to be returned to the Company during calendar year 2019.

The dates used to determine retirement measurements for the Pension Plan were December 31, 2018 and 2017.

The Company’s investment strategy for the defined benefit retirement plan is to maintain a consistent rate of return with primary emphasis on capital appreciation and secondary emphasis on income to enhance the purchasing power of the plan’s assets over the long-term and to preserve capital. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate. Normal target allocations at December 31, 2018 were 55% domestic equity securities, 10% international equity securities and 35% bonds.  Equity securities primarily include stocks, investment in exchange traded funds and large-cap, mid-cap and small-cap mutual funds.  Bonds include U.S. Treasuries, mortgage-backed securities and corporate bonds of companies in diversified industries. Other types of investments include money market funds and savings accounts opened with the Company.

As of December 31, 2018 and 2017, the Pension Plan’s assets measured at fair value were classified as follows:

		Fair Value of Measurements at Report Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2018:
Cash	$4,128	$4,128	$—	$—
Equities	9,008	9,008	—	—
Mutual funds (1)	4,364	4,364	—	—
Total	$17,500	$17,500	$—	$—

December 31, 2017:
Cash	$846	$846	$—	$—
Equities	11,814	11,814	—	—
Mutual funds (1)	3,267	3,267	—	—
Total	$15,927	$15,927	$—	$—

(1)

This category includes mutual funds that invest in equities and bonds.  The mutual fund managers have the ability to change the amounts invested in equities and bonds depending on their investment outlook.

Estimated future benefit payments reflecting expected future service at December 31, 2018 are as follows:

	Pension
(Dollars in thousands)	Plan	SERP
2019	$1,111	$17
2020	1,131	6,527
2021	1,177	2,310
2022	1,212	153
2023	1,222	142
2024 - 2028	6,133	709
Total	$11,986	$9,858

For the years ended December 31, 2018 and 2017, the following weighted average assumptions were used to determine net periodic benefit cost for the fiscal years shown:

	Pension Plan		SERP
	Year Ended December 31,
(Dollars in thousands)	2018	2017	2018	2017
Assumptions used to determine the net periodic benefit cost:
Discount rate	3.70%	4.30%	5.02%	5.03%
Expected return on plan assets	7.25	7.25	-	-
Rate of compensation increase	N/A	N/A	5.00	5.00

The components of net periodic benefit cost were as follows:

	Pension Plan		SERP
	Year Ended December 31,
(Dollars in thousands)	2018	2017	2018	2017
Net periodic benefit cost (income) for the year:
Service cost	$141	$193	$97	$75
Interest cost	728	763	151	140
Expected return on plan assets	(1,204)	(1,026)	—	—
Amortization of prior service cost	5	5	—	—
Recognized actuarial loss	278	250	—	—
Recognized curtailment loss	—	—	—	—
Net periodic benefit cost (income) for the year:	$(52)	$185	$248	$215

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

The estimated prior service cost and net actuarial loss that will be amortized from AOCI into net periodic pension benefit cost in 2019 are $5,000 and $309,000, respectively.

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

The Company does not expect to make any contributions to the defined benefit pension plan in 2019.  The Company expects to make a $17,000 contribution to the SERP in 2019 to cover actual benefit payments.

The Company also has a 401(k) defined contribution plan and profit sharing plan covering all employees after one year of service. The 401(k) plan provides for employer matching contributions, as determined by the Company, based on a percentage of employees’ contributions subject to a maximum amount defined in the plan agreement. The Company’s 401(k) matching contributions, based on 5% of employees’ contributions for 2018 and 2017 amounted to $60,000 and $57,000, respectively. The Company contributes to the profit sharing plan an amount determined by the Board of Directors. No contributions were made to the profit sharing plan for years ended December 31, 2018 and 2017.

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company.  The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants.  As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity.  The shares committed to be released are considered outstanding for earnings per share computations.  Compensation expense recognized for the years ended December 31, 2018 and 2017 amounted to $1.5 million and $1.8 million, respectively.

Shares held by the ESOP trust were as follows:

	December 31,
	2018	2017
Allocated shares	446,041	397,912
Unearned shares	489,329	538,261
Total ESOP shares	935,370	936,173
Fair value of unearned shares, in thousands	$12,713	$16,616

The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula.  The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits.  For the years ended December 31, 2018 and 2017, we accrued $204,000 and $341,000, respectively, for the ESOP restoration plan.

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

(In thousands)	2018	2017
Compensation expense	$341	$153
Income tax benefit	93	42

Shares of our common stock issued under the 2010 Equity Incentive Plan shall be authorized shares.   The maximum number of shares that will be awarded under the plan is 1,862,637 shares.

Stock Options

The table below presents the stock option activity of the Company:

		Weighted		Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (years)	(in thousands)
Options outstanding at December 31, 2016	706,430	$17.43	3.70	$10,884
Granted	—	—	—	—
Exercised	294,887	17.36	—	4,345
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at December 31, 2017	411,543	$17.48	2.73	$5,509
Granted	—	—	—	—
Exercised	73,889	17.36	—	973
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at December 31, 2018	337,654	$17.51	1.74	$2,859

Options vested and exercisable at December 31, 2018	337,654	$17.51	1.74	$2,859

The following summarizes certain stock option activity of the Company:

(In thousands)	2018	2017
Intrinsic value of stock options exercised	$973	$4,345
Proceeds received from stock options exercised	1,283	5,119
Tax benefits realized from stock options exercised	229	1,601
Total fair value of stock options that vested	35	37

During the year ended December 31, 2018, the Company issued 31,855 shares of common stock in exchange for 73,889 stock options and 42,034 common shares.  Pursuant to the provisions of our equity incentive plan, optionees are permitted to use the value of common stock they own in a stock swap transaction or use a net settlement method to pay the exercise price of stock options.

As of December 31, 2018, the Company had no unrecognized compensation costs related to the stock option plan.

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

The table below presents the restricted stock activity:

		Weighted
		Average Grant
	Restricted	Date Fair
	Stock	Value
Nonvested at December 31, 2016	2,400	$26.23
Granted	9,606	29.53
Vested	1,200	26.23
Forfeited	—	—
Nonvested at December 31, 2017	10,806	$29.16

Nonvested at December 31, 2017	10,806	$29.16
Granted	10,019	30.73
Vested	4,401	28.63
Forfeited	—	—
Nonvested at December 31, 2018	16,424	$30.26

During the year ended December 31, 2018, the Company issued 10,019 shares of restricted stock to certain members of executive management under the 2010 Equity Incentive Plan.  The fair value of the restricted stock is based on the value of the Company’s stock on the date of grant.  Restricted stock will vest over three years from the date of the grant.

As of December 31, 2018, the Company had $356,000 of unrecognized compensation costs related to time-vested restricted stock.

During the year ended December 31, 2018, the Company issued 12,018 of performance-based restricted stock units (PRSUs) to certain members of executive management under the 2010 Equity Incentive Plan.  These PRSUs will vest in the first quarter of 2020 after our Compensation Committee determines whether a performance condition that compares the Company’s return on average equity to the SNL Bank Index is achieved.  Depending on the Company’s performance, the actual number of these PRSUs that are issued at the end of the vesting period can vary between 0% to 150% of the target award.  For the PRSUs, an estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized.  This estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period.

The table below presents the PRSUs that will vest on a performance condition:

	Performance-
	Based Restricted
	Stock Units	Weighted
	Based on a	Average Grant
	Performance	Date Fair
	Condition	Value
Nonvested at December 31, 2016	—	$—
Granted	11,520	29.53
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2017	11,520	$29.53

Nonvested at December 31, 2017	11,520	$29.53
Granted	12,018	30.73
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2018	23,538	$30.14

The fair value of these PRSUs is based on the fair value of the Company’s stock on the date of grant.  As of December 31, 2018, the Company had $223,000 of unrecognized compensation costs related to these PRSUs.  Performance will be measured over a three-year period and will be cliff vested.

During the year ended December 31, 2018, the Company issued 3,005 of PRSUs to certain members of executive management under the 2010 Equity Incentive Plan.  These PRSUs will vest in the first quarter of 2020 after our Compensation Committee determines whether a market condition that compares the Company’s total stock return to the SNL Bank Index is achieved.  The number of shares that will be expensed will not be adjusted for performance.  The fair value of these PRSUs is based on a Monte Carlo valuation of the Company’s stock on the date of grant.  The assumptions which were used in the Monte Carlo valuation of the PRSUs are:

Grant date: March 8, 2018

Performance period: January 1, 2018 to December 31, 2020

2.82 year risk-free rate on grant date: 2.39%

December 31, 2017 closing price: $30.87

Closing stock price on date of grant: $30.73

Annualized volatility (based on 2.82 year historical volatility as of the grant date): 16.6%

The table below presents the PRSUs that will vest on a market condition:

	Performance-
	Based Restricted	Monte Carlo
	Stock Units	Valuation of
	Based on a	the Company's
	Market Condition	Stock
Nonvested at December 31, 2016	—	$—
Granted	2,879	24.44
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2017	2,879	$24.44

Nonvested at December 31, 2017	2,879	$24.44
Granted	3,005	28.32
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2018	5,884	$26.42

As of December 31, 2018, the Company had $63,000 of unrecognized compensation costs related to the PRSUs that are based on a market condition.  Performance will be measured over a three-year period and will be cliff vested.

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

The table below presents the information used to compute basic and diluted earnings per share:

	For the Year Ended December 31,

(Dollars in thousands, except per share data)	2018	2017
Net income	$19,212	$14,962
Income allocated to participating securities	(90)	(27)
Net income available to common shareholders	$19,122	$14,935

Weighted-average number of shares used in:
Basic earnings per share	9,219,123	9,273,783
Dilutive common stock equivalents:
Stock options and restricted stock units	181,272	258,941
Diluted earnings per share	9,400,395	9,532,724

Net income per common share, basic	$2.07	$1.61
Net income per common share, diluted	$2.03	$1.57

(21)Other Comprehensive Loss

The table below presents the changes in the components of accumulated other comprehensive income and loss, net of taxes:

	Unfunded	Unrealized
	Pension	Loss on
(Dollars in thousands)	Liability	Securities	Total

December 31, 2018:
Balances at beginning of year	$5,657	$37	$5,694
Other comprehensive loss, net of taxes	938	42	980
Amounts reclassified from retained earnings	1,126	9	1,135
Net current period other comprehensive loss	2,064	51	2,115
Balances at end of year	$7,721	$88	$7,809

December 31, 2017:
Balances at beginning of year	$5,284	$32	$5,316
Other comprehensive loss, net of taxes	373	5	378
Net current period other comprehensive loss	373	5	378
Balances at end of year	$5,657	$37	$5,694

The table below presents the tax effect on each component of accumulated other comprehensive loss:

	Year Ended December 31,
	2018			2017
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount

Unfunded pension liability	$1,279	$(341)	$938	$509	$(136)	$373
Unrealized loss on securities	57	(15)	42	9	(4)	5
Total	$1,336	$(356)	$980	$518	$(140)	$378

(22)Commitments

(a)	Loan Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on an individual basis. The Company’s policy is to require suitable collateral, primarily real estate, to be provided by customers prior to disbursement of approved loans. At December 31, 2018 and 2017, the Company had loan commitments aggregating to $7.9 million (interest rates from 4.125% to 5.000%) and $15.5 million (interest rates from 2.875% to 4.125%), respectively, primarily consisting of fixed-rate residential first mortgage loans.  In addition to commitments to originate loans, at December 31, 2018 and 2017, the Company had $26.9 million and $27.2 million, respectively, in unused lines of credit to borrowers.

(b)	Lease Commitments

The Company leases a majority of its premises under operating leases expiring on various dates through 2029. Total rental expense comprised minimum rentals of $3.1 million and $3.0 million for the years ended December 31, 2018 and 2017, respectively.

At December 31, 2018, future minimum rental commitments under all noncancelable operating leases are as follows:

(Dollars in thousands)
2019	$2,759
2020	2,302
2021	1,841
2022	1,673
2023	1,399
Thereafter	4,034
Total	$14,008

Certain leases are renegotiable during the period of the lease or have renewal options at the expiration of the lease term. The majority of lease agreements relates to real estate and generally provides that the Company pay taxes, maintenance, insurance, and certain other operating expenses applicable to the leased premises.

In addition, the Company leases to a tenant certain property that it owns. Future minimum rental income for this noncancelable lease is as follows:

(Dollars in thousands)
2019	$110
2020	110
2021	110
2022	—
2023	—
Thereafter	—
Total	$330

Rental income comprised of minimum rentals for 2018 and 2017 was approximately $110,000 each year.

(c)	Reserve Requirements

The Company is required by the Federal Reserve Bank to maintain reserves based on the amount of deposits held. The reserve requirement at December 31, 2018 and 2017 was $11.9 million and $12.8 million, respectively, and the Company met such requirements.

(23)Regulatory Capital and Supervision

Territorial Savings Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  Effective January 1, 2015, the well capitalized threshold for Tier 1 risk-based capital was increased from 6.0% to 8.0% and a new capital standard, common equity tier 1 risk-based capital, was implemented with a 6.5% ratio requirement for a financial institution to be considered well capitalized.  Additionally, effective January 1, 2015, consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions became applicable to savings and loan holding companies over $1.0 billion in assets, such as the Company.  This asset level was increased to $3.0 billion in 2018.  Accordingly, the Company is no longer subject to regulatory capital requirements.  The capital requirements become fully-phased in on January 1, 2019.  At December 31, 2017, Territorial Savings Bank and the Company exceeded all of the fully-phased in regulatory capital requirements and are considered to be “well capitalized” under regulatory guidelines, and at December 31, 2018, Territorial Savings Bank exceeded all of the fully-phased in regulatory captial requirments and is considered to be “well capitalized” under regulatory guidelines.  In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.  During calandar year 2017, the capital conservation buffer was 1.25%.  It increased to 1.875% as of January 1, 2018.

The table below presents the fully-phased in capital required to be considered “well-capitalized” and meet the capital conservation buffer requirement as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for Territorial Savings Bank and the Company at December 31, 2018 and 2017:

(Dollars in thousands)	Required Ratio	Actual Amount	Actual Ratio
December 31, 2018:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$225,694	11.09%
Territorial Bancorp Inc.		$242,888	11.92%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$225,694	23.50%
Territorial Bancorp Inc.		$242,888	25.29%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$225,694	23.50%
Territorial Bancorp Inc.		$242,888	25.29%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$228,423	23.78%
Territorial Bancorp Inc.		$245,617	25.57%

December 31, 2017:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$218,826	11.04%
Territorial Bancorp Inc.	5.00%	$240,548	12.13%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$218,826	23.31%
Territorial Bancorp Inc.	9.00%	$240,548	25.62%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$218,826	23.31%
Territorial Bancorp Inc.	10.50%	$240,548	25.62%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$221,460	23.59%
Territorial Bancorp Inc.	12.50%	$243,182	25.90%

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

At December 31, 2018 and 2017, the Bank’s capital ratios exceeded the minimum capital thresholds for a “well-capitalized” institution. There are no conditions or events that have changed the institution’s category under the capital guidelines.

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

(25) Revenue Recognition

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

Revenue from contracts with customers is reported in service fees on loan and deposit accounts and in other noninterest income in the consolidated statement of income.  The table below reconciles the revenue from contracts with customers and other revenue reported in those line items:

	Service Fees on
	Loan and Deposit
(Dollars in thousands)	Accounts	Other	Total
Year ended December 31, 2018
Revenue from contracts with customers	$1,401	$138	$1,539
Other revenue	485	158	643
Total	$1,886	$296	$2,182

Year ended December 31, 2017
Revenue from contracts with customers	$1,337	$237	$1,574
Other revenue	625	110	735
Total	$1,962	$347	$2,309

(26)Fair Value of Financial Instruments

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2018
Assets
Cash and cash equivalents	$47,063	$47,063	$47,063	$—	$—
Investment securities available for sale	2,560	2,560	—	2,560	—
Investment securities held to maturity	371,517	364,922	—	364,219	703
Loans held for sale	309	319	—	319	—
Loans receivable, net	1,574,714	1,553,672	—	—	1,553,672
FHLB stock	8,093	8,093	—	8,093	—
FRB stock	3,114	3,114	—	3,114	—
Accrued interest receivable	5,274	5,274	12	960	4,302
Interest rate contracts	5	5	—	5	—

Liabilities
Deposits	1,629,164	1,626,587	—	1,238,023	388,564
Advances from the Federal Home Loan Bank	142,200	141,874	—	141,874	—
Securities sold under agreements to repurchase	30,000	29,876	—	29,876	—
Accrued interest payable	243	243	—	111	132
Interest rate contracts	5	5	—	5	—

December 31, 2017
Assets
Cash and cash equivalents	$32,089	$32,089	$32,089	$—	$—
Investment securities available for sale	2,851	2,851	—	2,851	—
Investment securities held to maturity	404,792	406,663	—	405,818	845
Loans held for sale	403	414	—	414	—
Loans receivable, net	1,488,971	1,505,097	—	—	1,505,097
FHLB stock	6,541	6,541	—	6,541	—
FRB stock	3,103	3,103	—	3,103	—
Accrued interest receivable	5,142	5,142	7	1,045	4,090
Interest rate contracts	8	8	—	8	—

Liabilities
Deposits	1,597,295	1,595,992	—	1,285,070	310,922
Advances from the Federal Home Loan Bank	107,200	107,019	—	107,019	—
Securities sold under agreements to repurchase	30,000	29,846	—	29,846	—
Accrued interest payable	575	575	—	115	460
Interest rate contracts	8	8	—	8	—

At December 31, 2018 and 2017, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

December 31, 2018
Interest rate contracts — assets	$—	$5	$—	$5
Interest rate contracts — liabilities	—	(5)	—	(5)
Available-for-sale investments	—	2,560	—	2,560

December 31, 2017
Interest rate contracts — assets	$—	$8	$—	$8
Interest rate contracts — liabilities	—	(8)	—	(8)
Available-for-sale investments	—	2,851	—	2,851

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of December 31, 2017 and the related losses for the year ended December 31, 2017.  There were no assets measured at fair value on a nonrecurring basis as of December 31, 2018.

	Fair Value
(Dollars in thousands)	Adjustment Date	Level 1	Level 2	Level 3	Total	Total Losses

December 31, 2017
Impaired loans	3/31/2017	$—	$87	$—	$87	$(11)

The fair value of impaired loans is determined using the value of collateral less estimated selling costs.  Gains and losses on impaired loans are included in the provision for loan losses in the consolidated statements of income.

(27)Parent Company Only

Presented below are the condensed balance sheet, statement of income, and statement of cash flows for Territorial Bancorp Inc.

Condensed Balance Sheet

	December 31,
(Dollars in thousands)	2018	2017
Assets
Cash	$16,389	$20,093
Investment in Territorial Savings Bank	217,884	213,132
Receivable from Territorial Savings Bank	741	1,539
Prepaid expenses and other assets	154	141
Total assets	$235,168	$234,905
Liabilities and Equity
Other liabilities	$89	$51
Equity	235,079	234,854
Total liabilities and equity	$235,168	$234,905

Condensed Statement of Income

	For the Year Ended December 31,
(Dollars in thousands)	2018	2017
Interest and dividend income:
Dividends from Territorial Savings Bank	$14,500	$16,200
Interest-earning deposit with Territorial Savings Bank	43	49
Total interest and dividend income	14,543	16,249

Noninterest expense:
Salaries	38	37
Other general and administrative expenses	791	989
Total noninterest expense	829	1,026

Income before income taxes and equity in undistributed earnings in subsidiaries	13,714	15,223

Income taxes	(107)	(384)

Income before equity in undistributed earnings in subsidiaries	13,821	15,607

Equity in undistributed earnings of Territorial Savings Bank, net of dividends	5,391	(645)

Net income	$19,212	$14,962

Condensed Statement of Cash Flows

	For the Year Ended December 31,
(Dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$19,212	$14,962
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Territorial Savings Bank, net of dividends	(5,391)	645
ESOP expense	1,456	1,529
Net (increase) decrease in prepaid expenses and other assets	785	(1,226)
Net increase (decrease) in other liabilities	(6)	27
Net cash provided by operating activities	16,056	15,937

Cash flows from investing activities:
Investment in Territorial Savings Bank	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:
Repurchases of common stock	(9,270)	(9)
Cash dividends paid	(10,490)	(11,123)
Net cash used in financing activities	(19,760)	(11,132)
Net increase (decrease) in cash	(3,704)	4,805
Cash at beginning of the period	20,093	15,288
Cash at end of the period	$16,389	$20,093

(28)Unaudited Quarterly Financial Information

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(Dollars in thousands, except per share data)
2018:
Interest income	$18,234	$18,182	$18,278	$18,607	$73,301
Interest expense	2,995	3,275	3,517	3,742	13,529
Net interest income	15,239	14,907	14,761	14,865	59,772
Provision (reversal of provision) for loan losses	9	60	(50)	100	119
Net interest income after provision for loan losses	15,230	14,847	14,811	14,765	59,653
Noninterest income	742	837	746	839	3,164
Noninterest expense	9,393	9,374	9,503	9,224	37,494
Income before income taxes	6,579	6,310	6,054	6,380	25,323
Income taxes	1,759	1,347	1,268	1,737	6,111
Net income	4,820	4,963	4,786	4,643	19,212
Basic earnings per share	0.52	0.54	0.52	0.50	2.07
Diluted earnings per share	0.51	0.53	0.51	0.50	2.03
Cash dividends declared per common share	0.20	0.30	0.22	0.42	1.14

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(Dollars in thousands, except per share data)
2017:
Interest income	$16,781	$16,777	$17,177	$17,598	$68,333
Interest expense	2,121	2,253	2,518	2,697	9,589
Net interest income	14,660	14,524	14,659	14,901	58,744
Provision (reversal of provision) for loan losses	71	(123)	54	50	52
Net interest income after provision for loan losses	14,589	14,647	14,605	14,851	58,692
Noninterest income	1,022	1,059	909	856	3,846
Noninterest expense	8,707	8,754	8,761	10,252	36,474
Income before income taxes	6,904	6,952	6,753	5,455	26,064
Income taxes	2,583	2,651	2,580	3,288	11,102
Net income	4,321	4,301	4,173	2,167	14,962
Basic earnings per share	0.47	0.46	0.45	0.23	1.61
Diluted earnings per share	0.46	0.45	0.44	0.23	1.57
Cash dividends declared per common share	0.20	0.20	0.30	0.50	1.20

(29)Subsequent Events

On January 22, 2019, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.22 per share of common stock.  The dividend was paid on February 19, 2019 to stockholders of record as of February 5, 2019.

ITEM 9.Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2018. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, and it is included in Item 8, under Part II of this Annual Report on Form 10-K.

ITEM 9B.Other Information

None.

PART III

ITEM 10.Directors, Executive Officers and Corporate Governance

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders under the captions “Proposal 1—Election of Directors,” “Information About Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics and Business Conduct,” “Nominating and Corporate Governance Committee Procedures—Procedures to be Followed by Stockholders,” “Committees of the Board of Directors” and “—Audit Committee” is incorporated herein by reference.

ITEM 11.Executive Compensation

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders under the caption “Executive Compensation” is incorporated herein by reference.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders under the caption “Stock Ownership” is incorporated herein by reference.  Information with respect to the security ownership of our directors and executive officers is included above in “Item 10. Directors, Executive Officers and Corporate Governance,” and is incorporated herein by reference.

Equity Compensation Plan Information

Set forth below is information as of December 31, 2018 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-average	Share-based
	Be Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(excluding securities
	Warrants and Rights	Warrants and Rights	reflected in first column)
Equity compensation plans approved by security holders (1)	337,654	$17.51	221,535

(1)	Reflects stock options only

ITEM 13.Certain Relationships and Related Transactions, and Director Independence

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders under the captions “Transactions with Certain Related Persons” and “Proposal 1 — Election of Directors” is incorporated herein by reference.

ITEM 14.Principal Accountant Fees and Services

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders under the captions “Proposal II—Ratification of Independent Registered Public Accounting Firm—Audit Fees” and “—Pre-Approval of Services by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.Exhibits and Financial Statement Schedules

(a)Financial Statements

The following documents are filed as part of this annual report:

(i)	Reports of Independent Registered Public Accounting Firms
(ii)	Consolidated Balance Sheets at December 31, 2018 and 2017
(iii)	Consolidated Statements of Income for the years ended December 31, 2018 and 2017
(iv)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018 and 2017
(v)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018 and 2017
(vi)	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017
(vii)	Notes to Consolidated Financial Statements

(b)Exhibits

3.1	Articles of Incorporation of Territorial Bancorp Inc. (1)
3.2	Bylaws of Territorial Bancorp Inc. (1)
4	Form of Common Stock Certificate of Territorial Bancorp Inc. (1)
10.1	Employment Agreement between Territorial Bancorp Inc. and Allan S. Kitagawa (2)
10.2	Employment Agreement between Territorial Savings Bank and Allan S. Kitagawa (1)
10.3	First Amendment to Employment Agreement between Territorial Savings Bank and Allan S. Kitagawa (4)
10.4	Employment Agreement between Territorial Bancorp Inc. and Vernon Hirata (2)
10.5	Employment Agreement between Territorial Savings Bank and Vernon Hirata (1)
10.6	First Amendment to Employment Agreement between Territorial Savings Bank and Vernon Hirata (4)
10.7	Employment Agreement between Territorial Bancorp Inc. and Ralph Y. Nakatsuka (2)
10.8	Employment Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka (1)
10.9	First Amendment to Employment Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka (4)
10.10	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Allan S. Kitagawa (1)
10.11	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Vernon Hirata (1)
10.12	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka (1)
10.13	Executive Deferred Incentive Agreement between Territorial Savings Bank and Allan S. Kitagawa (1)
10.14	Executive Deferred Incentive Agreement between Territorial Savings Bank and Vernon Hirata (1)
10.15	[Intentionally omitted]
10.16	Territorial Savings Bank Non-Qualified Supplemental Employee Stock Ownership Plan (2)
10.17	Territorial Savings Bank Executive Incentive Compensation Plan (1)
10.18	First Amendment to Territorial Savings Bank Executive Incentive Compensation Plan (1)
10.19	Second Amendment to Territorial Savings Bank Executive Incentive Compensation Plan (4)
10.20	[Intentionally Omitted]
10.21	Form of Employee Restricted Stock Award (4)
10.22	Form of Employee Stock Option Award (4)
10.23	Form of Director Restricted Stock Award (4)
10.24	Form of Director Stock Option Award (4)
10.25	Territorial Savings Bank Separation Pay Plan and Summary Plan Description (1)
10.26	Amendment One to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Vernon Hirata (5)
10.27	Amendment One to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Ralph Nakatsuka (5)
10.28	[Intentionally Omitted]

10.29	Amendment Two to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Vernon Hirata (6)
10.30	Amendment Two to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Ralph Nakatsuka (6)
10.31	Second Amendment to Employment Agreement between Territorial Savings Bank and Vernon Hirata (7)
10.32	Third Amendment to Employment Agreement between Territorial Savings Bank and Vernon Hirata (8)
10.33	First Amendment to Employment Agreement between Territorial Bancorp Inc. and Vernon Hirata (8)
10.34	Second Amendment to Employment Agreement between Territorial Savings Bank and Allan S. Kitagawa (8)
10.35	First Amendment to Employment Agreement between Territorial Bancorp Inc. and Allan S. Kitagawa (8)
10.36	Second Amendment to Employment Agreement between Territorial Savings Bank and Ralph Nakatsuka (8)
10.37	First Amendment to Employment Agreement between Territorial Bancorp Inc. and Ralph Nakatsuka (8)
10.38	First Amendment to Amended and Restated Executive Deferred Incentive Agreement between Territorial Savings Bank and Vernon Hirata (8)
10.39	First Amendment to Amended and Restated Supplemental Employee Retirement Agreement between Territorial Savings Bank and Allan S. Kitagawa (8)
10.40	Third Amendment to Amended and Restated Supplemental Employee Retirement Agreement between Territorial Savings Bank and Vernon Hirata (8)
10.41	Third Amendment to Amended and Restated Supplemental Employee Retirement Agreement between Territorial Savings Bank and Ralph Nakatsuka (8)
10.42	Territorial Bancorp Inc. 2010 Equity Incentive Plan, as amended and restated (9)
10.43	Territorial Bancorp Inc. Annual Incentive Plan, as amended (10)
23.1	Consent of Moss Adams LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements from Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 15, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

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

TERRITORIAL BANCORP INC.

Date: March 15, 2019	By:	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Allan S. Kitagawa	Chairman of the Board,	March 15, 2019
Allan S. Kitagawa	President and Chief
Executive Officer (Principal
Executive Officer)

/s/ Melvin M. Miyamoto	Senior Vice President and	March 15, 2019
Melvin M. Miyamoto	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Kirk W. Caldwell	Director	March 15, 2019
Kirk W. Caldwell

/s/ Howard Y. Ikeda	Director	March 15, 2019
Howard Y. Ikeda

/s/ Jennifer A. Isobe	Director	March 15, 2019
Jennifer A. Isobe

/s/ David S. Murakami	Director	March 15, 2019
David S. Murakami

/s/ Richard I. Murakami	Director	March 15, 2019
Richard I. Murakami

Director
Francis E. Tanaka