Form 10-Q
period 2019-03-31
Territorial Bancorp Inc.
filed 2019-05-09
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock	TBNK	NASDAQ

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 9,641,994 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of April 30, 2019.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	March 31,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$23,667	$47,063
Investment securities available for sale, at fair value	14,321	2,560
Investment securities held to maturity, at amortized cost (fair value of $356,011 and $364,922 at March 31, 2019 and December 31, 2018, respectively)	356,496	371,517
Loans held for sale	—	309
Loans receivable, net	1,586,593	1,574,714
Federal Home Loan Bank stock, at cost	6,663	8,093
Federal Reserve Bank stock, at cost	3,116	3,114
Accrued interest receivable	5,472	5,274
Premises and equipment, net	4,602	4,823
Right-of-use asset, net	12,303	—
Bank-owned life insurance	45,273	45,066
Deferred income tax assets, net	2,974	4,136
Prepaid expenses and other assets	2,585	2,537
Total assets	$2,064,065	$2,069,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,667,379	$1,629,164
Advances from the Federal Home Loan Bank	104,500	142,200
Securities sold under agreements to repurchase	10,000	30,000
Accounts payable and accrued expenses	23,605	23,346
Lease liability	12,793	—
Income taxes payable	3,055	2,407
Advance payments by borrowers for taxes and insurance	3,895	7,010
Total liabilities	1,825,227	1,834,127

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 9,616,195 and 9,645,955 shares at March 31, 2019 and December 31, 2018, respectively	96	97
Additional paid-in capital	63,748	65,090
Unearned ESOP shares	(4,771)	(4,893)
Retained earnings	187,084	182,594
Accumulated other comprehensive loss	(7,319)	(7,809)
Total stockholders’ equity	238,838	235,079
Total liabilities and stockholders’ equity	$2,064,065	$2,069,206

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Interest income:
Loans	$15,608	$14,907
Investment securities	2,871	3,129
Other investments	226	198
Total interest income	18,705	18,234

Interest expense:
Deposits	3,224	2,451
Advances from the Federal Home Loan Bank	555	419
Securities sold under agreements to repurchase	90	125
Total interest expense	3,869	2,995

Net interest income	14,836	15,239
Provision for loan losses	5	9

Net interest income after provision for loan losses	14,831	15,230

Noninterest income:
Service fees on loan and deposit accounts	438	415
Income on bank-owned life insurance	207	215
Gain on sale of investment securities	2,717	—
Gain on sale of loans	6	43
Other	72	69
Total noninterest income	3,440	742

Noninterest expense:
Salaries and employee benefits	5,686	5,647
Occupancy	1,592	1,516
Equipment	1,093	942
Federal deposit insurance premiums	144	153
Other general and administrative expenses	1,259	1,135
Total noninterest expense	9,774	9,393

Income before income taxes	8,497	6,579
Income taxes	1,973	1,759
Net income	$6,524	$4,820

Basic earnings per share	$0.71	$0.52
Diluted earnings per share	$0.70	$0.51
Cash dividends declared per common share	$0.22	$0.20
Basic weighted-average shares outstanding	9,169,256	9,284,496
Diluted weighted-average shares outstanding	9,313,139	9,484,177

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income	$6,524	$4,820

Change in unrealized loss on securities, net of tax	490	(49)
Other comprehensive income (loss), net of tax	490	(49)
Comprehensive income	$7,014	$4,771

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

						Accumulated
	Common		Additional	Unearned		Other	Total
	Shares	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Shares	Earnings	Loss	Equity
Balances at December 31, 2017	9,915,058	$99	$73,050	$(5,383)	$172,782	$(5,694)	$234,854

Net income	—	—	—	—	4,820	—	4,820
Other comprehensive loss	—	—	—	—	—	(49)	(49)
Reclassification of deferred taxes	—	—	—	—	1,135	(1,135)	—
Cash dividends declared ($0.20 per share)	—	—	—	—	(1,881)	—	(1,881)
Share-based compensation	—	—	67	—	—	—	67
Allocation of 12,233 ESOP shares	—	—	253	123	—	—	376
Repurchase of shares of common stock	(199,236)	(2)	(6,125)	—	—	—	(6,127)
Exercise of options for common stock	18,008	—	312	—	—	—	312

Balances at March 31, 2018	9,733,830	$97	$67,557	$(5,260)	$176,856	$(6,878)	$232,372

Balances at December 31, 2018	9,645,955	$97	$65,090	$(4,893)	$182,594	$(7,809)	$235,079

Net income	—	—	—	—	6,524	—	6,524
Other comprehensive income	—	—	—	—	—	490	490
Adoption of lease accounting standard	—	—	—	—	(10)	—	(10)
Cash dividends declared ($0.22 per share)	—	—	—	—	(2,024)	—	(2,024)
Share-based compensation	3,340	—	86	—	—	—	86
Allocation of 12,233 ESOP shares	—	—	211	122	—	—	333
Repurchase of shares of common stock	(107,660)	(1)	(2,933)	—	—	—	(2,934)
Exercise of options for common stock	74,560	—	1,294	—	—	—	1,294

Balances at March 31, 2019	9,616,195	$96	$63,748	$(4,771)	$187,084	$(7,319)	$238,838

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$6,524	$4,820
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	5	9
Depreciation and amortization	292	314
Deferred income tax expense (benefit)	984	(367)
Amortization of fees, discounts, and premiums, net	(104)	(136)
Amortization of right-of-use asset	692	—
Origination of loans held for sale	(2,031)	(4,129)
Proceeds from sales of loans held for sale	2,346	4,575
Gain on sale of loans, net	(6)	(43)
Net gain on sale of real estate owned	—	(4)
Gain on sale of investment securities held to maturity	(2,717)	—
ESOP expense	333	376
Share-based compensation expense	86	67
Increase in accrued interest receivable	(198)	(41)
Net increase in bank-owned life insurance	(207)	(215)
Net increase in prepaid expenses and other assets	(48)	(37)
Net increase (decrease) in accounts payable and accrued expenses	674	(1,769)
Net decrease in lease liability	(681)	—
Net decrease in advance payments by borrowers for taxes and insurance	(3,115)	(2,729)
Net decrease in income taxes receivable	—	1,558
Net increase in income taxes payable	648	134

Net cash from operating activities	3,477	2,383

Cash flows from investing activities:
Purchases of investment securities held to maturity	(2,998)	(14,983)
Principal repayments on investment securities held to maturity	6,607	10,495
Principal repayments on investment securities available for sale	301	49
Proceeds from sale of investment securities held to maturity	2,741	—
Loan originations, net of principal repayments on loans receivable	(11,786)	(16,008)
Purchases of Federal Home Loan Bank stock	(6,826)	(252)
Proceeds from redemption of Federal Home Loan Bank stock	8,256	468
Purchases of Federal Reserve Bank stock	(2)	(3)
Proceeds from sale of real estate owned	—	50
Purchases of premises and equipment	(71)	(181)

Net cash from investing activities	(3,778)	(20,365)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from financing activities:
Net increase in deposits	$38,215	$67,877
Proceeds from advances from the Federal Home Loan Bank	168,700	2,500
Repayments of advances from the Federal Home Loan Bank	(206,400)	(11,700)
Repayments of securities sold under agreements to repurchase	(20,000)	—
Repurchases of common stock	(1,596)	(5,815)
Cash dividends paid	(2,014)	(1,857)

Net cash from financing activities	(23,095)	51,005

Net (decrease) increase in cash and cash equivalents	(23,396)	33,023

Cash and cash equivalents at beginning of the period	47,063	32,089

Cash and cash equivalents at end of the period	$23,667	$65,112

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$3,844	$2,590
Income taxes	341	434

Supplemental disclosure of noncash investing and financing activities:
Company stock acquired through stock swap and net settlement transactions	$1,294	$312
Loans transferred to real estate owned	—	46
Dividends declared, not yet paid	10	24
Establishment of right-of-use asset	12,995	—
Establishment of lease liability	13,474	—
Transfer of securities from held-to-maturity to available-for-sale	11,390	—

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)      Basis of Presentation

The accompanying unaudited consolidated financial statements of Territorial Bancorp Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  These interim condensed consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed as part of the Annual Report on Form 10-K for the year ended December 31, 2018.  In the opinion of management, all adjustments necessary for a fair presentation have been made and consist only of normal recurring adjustments.  Interim results of operations are not necessarily indicative of results to be expected for the year.

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

(3)      Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) amended the Leases topic of the FASB Accounting Standards Codification (ASC).  The primary effects of the amendment are to recognize lease assets and lease liabilities on the balance sheet and to disclose certain information about leasing arrangements.  The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company has several lease agreements for branch locations and equipment that require recognition on the consolidated balance sheets upon adoption of the amendment.  The Company adopted this amendment as of January 1, 2019, by recording a right-of-use (ROU) asset of $12.7 million and a lease liability of $13.2 million.

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

In August 2017, the FASB amended the Derivatives and Hedging topic of the FASB ASC.  The primary focus of the amendment is to simplify hedge accounting and make the results of hedge transactions in the financial statements easier to understand.  An ancillary result of the amendment is that an entity may make a one-time transfer of certain securities from the held-to-maturity classification to the available-for-sale classification.  The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company does not engage in hedging activities. However, it has elected to transfer $11.1 million of held-to-maturity securities to the available-for-sale classification as of January 1, 2019, and has recorded an unrecognized gain of $304,000, net of taxes, to other comprehensive income.

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

(4)      Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Cash and due from banks	$9,694	$9,771
Interest-earning deposits in other banks	13,973	37,292
Cash and cash equivalents	$23,667	$47,063

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank of San Francisco.

(5)      Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2019:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$13,738	$613	$(30)	$14,321
Total	$13,738	$613	$(30)	$14,321

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$356,496	$3,388	$(3,873)	$356,011
Total	$356,496	$3,388	$(3,873)	$356,011

December 31, 2018:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$2,644	$—	$(84)	$2,560
Total	$2,644	$—	$(84)	$2,560

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$371,442	$2,056	$(9,279)	$364,219
Trust preferred securities	75	628	—	703
Total	$371,517	$2,684	$(9,279)	$364,922

The amortized cost and estimated fair value of investment securities by maturity date at March 31, 2019 are shown below.  Incorporated in the maturity schedule are mortgage-backed securities, which are allocated using the contractual maturity as a basis.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Available-for-sale:
Due within 5 years	$—	$—
Due after 5 years through 10 years	—	—
Due after 10 years	13,738	14,321
Total	$13,738	$14,321

Held-to-maturity:
Due within 5 years	$2	$2
Due after 5 years through 10 years	62	63
Due after 10 years	356,432	355,946
Total	$356,496	$356,011

Realized gains and losses and the proceeds from sales of held-to-maturity securities are shown in the table below.

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Proceeds from sales	$2,741	$—
Gross gains	2,717	—
Gross losses	—	—

During the three months ended March 31, 2019, the Company sold its investment in its trust preferred security, PreTSL XXIII.  The sale of this trust preferred security, which had a significant deterioration in the issuer’s credit rating, is in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of intent to hold remaining securities in the held-to-maturity portfolio to maturity.

As of January 1, 2019, the Company transferred securities with a book value of $11.4 million from held-to-maturity to available-for-sale with the adoption of ASU 2017-12 on derivatives and hedging.

Investment securities with amortized costs of $324.4 million and $308.8 million at March 31, 2019 and December 31, 2018, respectively, were pledged to secure deposits made by state and local governments, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at March 31, 2019 and December 31, 2018.  The Company does not intend to sell held-to-maturity and available-for-sale securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
March 31, 2019:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$—	$—	$2,568	$(30)	1	$2,568	$(30)

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$—	$—	$175,603	$(3,873)	56	$175,603	$(3,873)

December 31, 2018:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$—	$—	$2,560	$(84)	1	$2,560	$(84)

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$57,154	$(254)	$220,338	$(9,025)	81	$277,492	$(9,279)

Mortgage-Backed Securities.  The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates subsequent to purchase.  All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2019 and December 31, 2018.

(6)      Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Real estate loans:
First mortgages:
One- to four-family residential	$1,541,045	$1,531,149
Multi-family residential	12,052	12,151
Construction, commercial and other	22,092	20,780
Home equity loans and lines of credit	11,500	11,090
Total real estate loans	1,586,689	1,575,170
Other loans:
Loans on deposit accounts	343	357
Consumer and other loans	5,238	4,939
Total other loans	5,581	5,296
Less:
Net unearned fees and discounts	(3,018)	(3,110)
Allowance for loan losses	(2,659)	(2,642)
Total unearned fees, discounts and allowance for loan losses	(5,677)	(5,752)
Loans receivable, net	$1,586,593	$1,574,714

The table below presents the activity in the allowance for loan losses by portfolio segment:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended March 31, 2019:
Balance, beginning of period	$1,797	$443	$1	$47	$354	$2,642
Provision (reversal of provision) for loan losses	(15)	11	—	4	5	5
	1,782	454	1	51	359	2,647
Charge-offs	—	—	—	(7)	—	(7)
Recoveries	18	—	—	1	—	19
Net recoveries (charge-offs)	18	—	—	(6)	—	12
Balance, end of period	$1,800	$454	$1	$45	$359	$2,659

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended March 31, 2018:
Balance, beginning of period	$1,721	$539	$1	$55	$232	$2,548
Provision (reversal of provision) for loan losses	(1)	(9)	—	(3)	22	9
	1,720	530	1	52	254	2,557
Charge-offs	—	—	—	(5)	—	(5)
Recoveries	—	—	—	2	—	2
Net charge-offs	—	—	—	(3)	—	(3)
Balance, end of period	$1,720	$530	$1	$49	$254	$2,554

Management considers the allowance for loan losses at March 31, 2019 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions at that date. While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings.  In addition, as an integral part of their examination process, the bank regulators periodically review the allowance for loan losses and may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
March 31, 2019:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,800	454	1	45	359	2,659
Total ending allowance balance	$1,800	$454	$1	$45	$359	$2,659

Loans:
Ending loan balance:
Individually evaluated for impairment	$2,621	$—	$143	$—	$—	$2,764
Collectively evaluated for impairment	1,547,510	22,021	11,356	5,601	—	1,586,488
Total ending loan balance	$1,550,131	$22,021	$11,499	$5,601	$—	$1,589,252

December 31, 2018:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,797	443	1	47	354	2,642
Total ending allowance balance	$1,797	$443	$1	$47	$354	$2,642

Loans:
Ending loan balance:
Individually evaluated for impairment	$2,962	$—	$148	$—	$—	$3,110
Collectively evaluated for impairment	1,537,292	20,698	10,945	5,311	—	1,574,246
Total ending loan balance	$1,540,254	$20,698	$11,093	$5,311	$—	$1,577,356

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

		Unpaid
	Recorded	Principal
(Dollars in thousands)	Investment	Balance
March 31, 2019:
With no related allowance recorded:
One- to four-family residential mortgages	$2,621	$3,151
Home equity loans and lines of credit	143	222
Total	$2,764	$3,373

December 31, 2018:
With no related allowance recorded:
One- to four-family residential mortgages	$2,962	$3,486
Home equity loans and lines of credit	148	224
Total	$3,110	$3,710

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	For the Three Months Ended
	March 31,
	Average	Interest
	Recorded	Income
(Dollars in thousands)	Investment	Recognized
2019:
With no related allowance recorded:
One- to four-family residential mortgages	$2,638	$9
Home equity loans and lines of credit	146	—
Total	$2,784	$9

2018:
With no related allowance recorded:
One- to four-family residential mortgages	$3,393	$13
Home equity loans and lines of credit	162	—
Total	$3,555	$13

There were no loans individually evaluated for impairment with a related allowance for loan loss as of March 31, 2019 or December 31, 2018.  Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they were written down to fair value at the time of impairment.

The Company had 11 nonaccrual loans with a book value of $2.2 million as of March 31, 2019 and December 31, 2018.  The Company collected interest on nonaccrual loans of $23,000 and $30,000 during the three months ended March 31, 2019 and 2018, respectively, but due to regulatory requirements, the Company recorded the interest as a reduction of principal.  The Company would have recognized additional interest income of $34,000 and $45,000 during the three months ended March 31, 2019 and 2018, respectively, had the loans been accruing interest.  The Company did not have any loans 90 days or more past due and still accruing interest as of March 31, 2019 or December 31, 2018.

The table below presents the aging of loans and accrual status by class of loans:

								Loans
								90 Days
								or More
	30 - 59	60 - 89	90 Days or					Past Due
	Days Past	Days Past	More	Total Past	Loans Not	Total	Nonaccrual	and Still
(Dollars in thousands)	Due	Due	Past Due	Due	Past Due	Loans	Loans	Accruing
March 31, 2019:
One- to four-family residential mortgages	$811	$290	$838	$1,939	$1,536,156	$1,538,095	$2,033	$—
Multi-family residential mortgages	—	—	—	—	12,036	12,036	—	—
Construction, commercial and other mortgages	—	—	—	—	22,021	22,021	—	—
Home equity loans and lines of credit	28	—	41	69	11,430	11,499	143	—
Loans on deposit accounts	—	—	—	—	343	343	—	—
Consumer and other	3	3	—	6	5,252	5,258	—	—

Total	$842	$293	$879	$2,014	$1,587,238	$1,589,252	$2,176	$—

December 31, 2018:
One- to four-family residential mortgages	$40	$292	$838	$1,170	$1,526,949	$1,528,119	$2,065	$—
Multi-family residential mortgages	—	—	—	—	12,135	12,135	—	—
Construction, commercial and other mortgages	—	—	—	—	20,698	20,698	—	—
Home equity loans and lines of credit	—	29	41	70	11,023	11,093	148	—
Loans on deposit accounts	—	—	—	—	357	357	—	—
Consumer and other	3	4	—	7	4,947	4,954	—	—

Total	$43	$325	$879	$1,247	$1,576,109	$1,577,356	$2,213	$—

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

There were no loans modified in a troubled debt restructuring during the three months ended March 31, 2019 or 2018.  There were no new troubled debt restructurings within the 12 months ended March 31, 2019 that subsequently defaulted.

The table below summarizes troubled debt restructurings by class of loans:

	Number of	Accrual	Number of	Nonaccrual
(Dollars in thousands)	Loans	Status	Loans	Status	Total
March 31, 2019:
One- to four-family residential mortgages	3	$588	3	$673	$1,261
Home equity loans and lines of credit	—	—	1	74	74
Total	3	$588	4	$747	$1,335

December 31, 2018:
One- to four-family residential mortgages	4	$897	3	$691	$1,588
Home equity loans and lines of credit	—	—	1	78	78
Total	4	$897	4	$769	$1,666

There were no delinquent restructured loans as of March 31, 2019 or December 31, 2018.  Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers.  At March 31, 2019, we had no commitments to lend any additional funds to these borrowers.

The Company had no real estate owned as of March 31, 2019 or December 31, 2018.  There were two one- to four-family residential mortgage loans totaling $838,000 and one home equity loan for $41,000 in the process of foreclosure at both March 31, 2019 and December 31, 2018.

Our real estate loans are collateralized by real estate located in the State of Hawaii.  Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the three months ended March 31, 2019 and 2018, the Company sold mortgage loans held for sale with principal balances of $2.3 million and $4.5 million, respectively, and recognized gains of $6,000 and $43,000, respectively.  The Company did not have any loans held for sale at March 31, 2019.  The Company had one loan held for sale for $309,000 at December 31, 2018.

The Company serviced loans for others of $29.2 million at March 31, 2019 and $30.3 million at December 31, 2018.  Of these amounts, $1.5 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at March 31, 2019 and December 31, 2018.  The amount of contractually specified servicing fees earned for the three-month periods ended March 31, 2019 and 2018 was $20,000 and $23,000, respectively.  The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

(7)      Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset.  Securities sold under agreements to repurchase are summarized as follows:

	March 31, 2019		December 31, 2018
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
1 year or less	$10,000	1.65%	$25,000	1.66%
Over 1 year to 2 years	—	—	5,000	1.65
Total	$10,000	1.65%	$30,000	1.66%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at March 31, 2019.  The amount at risk is the greater of the carrying value or fair value over the repurchase liability and refers to the potential loss to the Company if the secured lender fails to return the security at the maturity date of the agreement.  All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government-sponsored enterprises.  The repurchase liability cannot exceed 90% of the fair value of securities pledged.  In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$28,557	$28,131	$10,000	$18,557	9

(8)    Offsetting of Financial Liabilities

The following table presents our securities sold under agreements to repurchase that are subject to a right of offset in the event of default.  See Note 7, Securities Sold Under Agreements to Repurchase, for additional information.

			Net Amount of	Gross Amount Not Offset in the
	Gross Amount	Gross Amount	Liabilities	Balance Sheet
	of Recognized	Offset in the	Presented in the	Financial	Cash Collateral
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
March 31, 2019:
Securities sold under agreements to repurchase	$10,000	$—	$10,000	$10,000	$—	$—

December 31, 2018:
Securities sold under agreements to repurchase	$30,000	$—	$30,000	$30,000	$—	$—

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

The components of net periodic benefit cost were as follows:

	SERP
	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Net periodic benefit cost for the period:
Service cost	$25	$20
Interest cost	41	37
Expected return on plan assets	—	—
Amortization of prior service cost	—	—
Recognized actuarial loss	—	—
Recognized curtailment loss	—	—
Net periodic benefit cost	$66	$57

The service cost component of net periodic benefit cost is included with salaries and employee benefits in the consolidated statements of income.  The other components of net periodic benefit cost are included in other general and administrative expenses.

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company.  The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants.  As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity.  The shares committed to be released are considered outstanding for earnings per share computations.  Compensation expense recognized for the three months ended March 31, 2019 and 2018 amounted to $334,000 and $376,000, respectively.

Shares held by the ESOP trust were as follows:

	March 31,	December 31,
	2019	2018
Allocated shares	458,274	446,041
Unearned shares	477,096	489,329
Total ESOP shares	935,370	935,370
Fair value of unearned shares, in thousands	$12,839	$12,713

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula.  The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans.  We accrue for these benefits over the period during which employees provide services to earn these benefits.  For the three months ended March 31, 2019 and 2018, we accrued $57,000 and $95,000, respectively, for the ESOP restoration plan.

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

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Compensation expense	$86	$67
Income tax benefit	23	18

Shares of our common stock issued under the 2010 Equity Incentive Plan shall come from authorized shares.  The maximum number of shares that will be awarded under the plan will be 1,862,637 shares.

Stock Options

The table below presents the stock option activity for the three months ended March 31, 2019 and 2018:

		Weighted		Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (years)	(in thousands)
Options outstanding at December 31, 2018	337,654	$17.51	1.74	$2,859
Granted	—	—	—	—
Exercised	74,560	17.36	—	788
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at March 31, 2019	263,094	$17.55	1.51	$2,461

Options outstanding at December 31, 2017	411,543	$17.48	2.73	$5,509
Granted	—	—	—	—
Exercised	18,008	17.36	—	237
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at March 31, 2018	393,535	$17.49	2.48	$4,789

Options vested and exercisable at March 31, 2019	263,094	$17.55	1.51	$2,461

The following summarizes certain stock option activity of the Company:

	For the Three Months Ended
	March 31,
(In thousands)	2019	2018
Intrinsic value of stock options exercised	$788	$237
Proceeds received from stock options exercised	1,294	313
Tax benefits realized from stock options exercised	171	42
Total fair value of stock options that vested	—	—

During the three months ended March 31, 2019, we issued 28,197 shares of common stock, net, in exchange for 74,560 stock options and 46,363 shares of common stock.  Pursuant to the provisions of our equity incentive plan, optionees are permitted to use the value of our common stock they own in a net settlement to pay the exercise price of stock options.

As of March 31, 2019, the Company had no unrecognized compensation costs related to the stock option plan.

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

The table below presents the restricted stock activity:

		Weighted
		Average Grant
	Restricted	Date Fair
	Stock	Value
Nonvested at December 31, 2018	16,424	$30.26
Granted	10,366	27.30
Vested	3,340	30.73
Forfeited	—	—
Nonvested at March 31, 2019	23,450	$28.89

Nonvested at December 31, 2017	10,804	$29.16
Granted	10,019	30.73
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2018	20,823	$29.92

During the three months ended March 31, 2019, the Company issued 10,366 shares of restricted stock to certain members of executive management under the 2010 Equity Incentive Plan.  The fair value of the restricted stock is based on the value of the Company’s stock on the date of grant.  Restricted stock will vest over three years from the date of grant.

As of March 31, 2019, the Company had $584,000 of unrecognized compensation costs related to restricted stock.

During the three months ended March 31, 2019, the Company issued 8,292 performance-based restricted stock units (PRSUs) to certain members of executive management under the 2010 Equity Incentive Plan.  These PRSUs will vest in the first quarter of 2022 after our Compensation Committee determines whether a performance condition that compares the Company’s return on average equity to the SNL Bank Index is achieved.  Depending on the Company’s performance, the actual number of these PRSUs that are issued at the end of the vesting period can vary between 0% and 150% of the target award.  For the PRSUs, an estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized.  This estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period.

The table below presents the PRSUs that will vest on a performance condition:

	Performance-
	Based Restricted
	Stock Units	Weighted
	Based on a	Average Grant
	Performance	Date Fair
	Condition	Value
Nonvested at December 31, 2018	23,538	$30.14
Granted	8,292	27.30
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2019	31,830	$29.40

Nonvested at December 31, 2017	11,525	$29.53
Granted	12,018	30.73
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2018	23,543	$30.14

The fair value of these PRSUs is based on the fair value of the Company’s stock on the date of grant.  As of March 31, 2019, the Company had $405,000 of unrecognized compensation costs related to these PRSUs.  Performance will be measured over a three-year performance period and will be cliff vested.

During the three months ended March 31, 2019, the Company issued 2,073 of PRSUs to certain members of executive management under the 2010 Equity Incentive Plan.  These PRSUs will vest in the first quarter of 2022 after our Compensation Committee determines whether a market condition that compares the Company’s total stock return to the SNL Bank Index is achieved.  The number of shares that will be expensed will not be adjusted for performance.  The fair value of these PRSUs is based on a Monte Carlo valuation of the Company’s stock on the date of grant.  The assumptions which were used in the Monte Carlo valuation of the PRSUs are:

Grant date: March 7, 2019

Performance period: January 1, 2019 to December 31, 2021

2.82 year risk-free rate on grant date: 2.45%

December 31, 2018 closing price: $25.98

Closing stock price on the date of grant: $27.30

Annualized volatility (based on 2.82 year historical volatility as of the grant date): 15.1%

The table below presents the PRSUs that will vest on a market condition:

	Performance-
	Based Restricted	Monte Carlo
	Stock Units	Valuation of
	Based on a	the Company's
	Market Condition	Stock
Nonvested at December 31, 2018	5,884	$26.42
Granted	2,073	24.45
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2019	7,957	$25.91

Nonvested at December 31, 2017	2,881	$24.44
Granted	3,005	28.32
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2018	5,886	$26.42

As of March 31, 2019, the Company had $104,000 of unrecognized compensation costs related to the PRSUs that are based on a market condition.  Performance will be measured over a three-year performance period and will be cliff vested.

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

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2019	2018
Net income	$6,524	$4,820
Income allocated to participating securities	(35)	(15)
Net income available to common shareholders	$6,489	$4,805

Weighted-average number of shares used in:
Basic earnings per share	9,169,256	9,284,496
Dilutive common stock equivalents:
Stock options and restricted stock units	143,883	199,681
Diluted earnings per share	9,313,139	9,484,177

Net income per common share, basic	$0.71	$0.52
Net income per common share, diluted	$0.70	$0.51

(13)    Other Comprehensive Income and Loss

The table below presents the changes in the components of accumulated other comprehensive income and loss, net of taxes:

	Unfunded	Unrealized
	Pension	Loss on
(Dollars in thousands)	Liability	Securities	Total
Three months ended March 31, 2019
Balances at beginning of period	$7,721	$88	$7,809
Other comprehensive gain, net of taxes	—	(490)	(490)
Net current period other comprehensive gain	—	(490)	(490)
Balances at end of period	$7,721	$(402)	$7,319

Three months ended March 31, 2018
Balances at beginning of period	$5,657	$37	$5,694
Other comprehensive loss, net of taxes	—	49	49
Amounts reclassified from retained earnings	1,126	9	1,135
Net current period other comprehensive loss	1,126	58	1,184
Balances at end of period	$6,783	$95	$6,878

The table below presents the tax effect on each component of accumulated other comprehensive income and loss:

	Three Months Ended March 31,
	2019			2018
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount

Unrealized loss on securities	$(668)	$178	$(490)	$66	$(17)	$49
Total	$(668)	$178	$(490)	$66	$(17)	$49

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

Revenue from contracts with customers is reported in service fees on loan and deposit accounts and in other noninterest income in the consolidated statements of income.  The table below reconciles the revenue from contracts with customers and other revenue reported in those line items:

	Service Fees on
	Loan and Deposit
(Dollars in thousands)	Accounts	Other	Total
Three months ended March 31, 2019
Revenue from contracts with customers	$327	$46	$373
Other revenue	111	26	137
Total	$438	$72	$510

Three months ended March 31, 2018
Revenue from contracts with customers	$320	$41	$361
Other revenue	95	28	123
Total	$415	$69	$484

(15)    Leases

The Company leases most of its premises and some vehicles and equipment under operating leases expiring on various dates through 2029.  The majority of lease agreements relate to real estate and generally provide that the Company pay taxes, insurance, maintenance and certain other operating expenses applicable to the leased premises.  Variable lease components and nonlease components are not included in the Company’s computation of the right-of-use (ROU) asset or lease liability.  The Company also does not include short-term leases in the computation of the ROU asset or lease liability.  Short-term leases are leases with a term at commencement of 12 months or less.  Short-term lease expense is recorded on a straight-line basis over the term of the lease.  Lease agreements do not contain any residual value guarantees or restrictive covenants.

Certain leases have renewal options at the expiration of the lease terms.  Generally, option periods are not included in the computation of the lease term, ROU asset or lease liability because the Company is not reasonably certain to exercise renewal options at the expiration of the lease terms.  The Company has elected to use the package of practical expedients to: a) not reassess whether any expired or existing contracts are or contain leases, b) not reassess the lease classification for any expired or existing leases, and c) not reassess initial direct costs for any existing leases.  The Company has also chosen the option to not restate comparative periods prior to the adoption of the new lease accounting standard.

Because the discount rates implicit in our leases are not known, discount rates have been estimated using the rates for fixed-rate, amortizing advances from the Federal Home Loan Bank (FHLB) for the approximate terms of the leases.  FHLB advances are collateralized by a blanket pledge of the Bank’s assets that are not otherwise pledged.

The table below presents the lease costs for the three months ended March 31, 2019:

Three Months Ended
(Dollars in thousands)	March 31, 2019
Operating lease costs	$783
Short-term lease costs	6
Variable lease costs	25
Total lease costs	$814

At March 31, 2019, future minimum rental commitments under noncancellable operating leases are as follows:

(Dollars in thousands)
2019	$2,115
2020	2,463
2021	1,977
2022	1,808
2023	1,520
Thereafter	4,227
Total	$14,110
Less interest	1,317
Present value of leases	$12,793

The table below presents other lease related information as of March 31, 2019:

March 31,
(Dollars in thousands)	2019
Cash paid for amounts included in measurement of lease liabilities	$773
New ROU operating assets	$12,995
Weighted-average remaining lease term (years)	6.51
Weighted-average discount rate	2.91%

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2019
Assets
Cash and cash equivalents	$23,667	$23,667	$23,667	$—	$—
Investment securities available for sale	14,321	14,321	—	14,321	—
Investment securities held to maturity	356,496	356,011	—	356,011	—
Loans receivable, net	1,586,593	1,609,304	—	—	1,609,304
FHLB stock	6,663	6,663	—	6,663	—
FRB stock	3,116	3,116	—	3,116	—
Accrued interest receivable	5,472	5,472	3	998	4,471
Interest rate contracts	4	4	—	4	—

Liabilities
Deposits	1,667,379	1,666,152	—	1,210,356	455,796
Advances from the Federal Home Loan Bank	104,500	104,411	—	104,411	—
Securities sold under agreements to repurchase	10,000	9,935	—	9,935	—
Accrued interest payable	268	268	—	47	221
Interest rate contracts	4	4	—	4	—

December 31, 2018
Assets
Cash and cash equivalents	$47,063	$47,063	$47,063	$—	$—
Investment securities available for sale	2,560	2,560	—	2,560	—
Investment securities held to maturity	371,517	364,922	—	364,219	703
Loans held for sale	309	319	—	319	—
Loans receivable, net	1,574,714	1,553,672	—	—	1,553,672
FHLB stock	8,093	8,093	—	8,093	—
FRB stock	3,114	3,114	—	3,114	—
Accrued interest receivable	5,274	5,274	12	960	4,302
Interest rate contracts	5	5	—	5	—

Liabilities
Deposits	1,629,164	1,626,587	—	1,238,023	388,564
Advances from the Federal Home Loan Bank	142,200	141,874	—	141,874	—
Securities sold under agreements to repurchase	30,000	29,876	—	29,876	—
Accrued interest payable	243	243	—	111	132
Interest rate contracts	5	5	—	5	—

At March 31, 2019 and December 31, 2018, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

March 31, 2019
Interest rate contracts — assets	$—	$4	$—	$4
Interest rate contracts — liabilities	—	(4)	—	(4)
Available-for-sale investments	—	14,321	—	14,321

December 31, 2018
Interest rate contracts — assets	$—	$5	$—	$5
Interest rate contracts — liabilities	—	(5)	—	(5)
Available-for-sale investments	—	2,560	—	2,560

There were no assets measured at fair value on a nonrecurring basis as of March 31, 2019 and December 31, 2018.

(17)    Subsequent Events

On April 25, 2019, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.22 per share of common stock.  The dividend is expected to be paid on May 23, 2019 to stockholders of record as of May 9, 2019.

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

•	technological change that may be more difficult or expensive than expected;

•	the ability of third-party providers to perform their obligations to us;

•	the ability of the U.S. Government to manage federal debt limits;

•	the quality and composition of our investment portfolio;

•	changes in market and other conditions that would affect our ability to repurchase our common stock; and

•	changes in our financial condition or results of operations that reduce capital available to pay dividends;

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

We have continued our focus on originating one- to four-family residential real estate loans.  Our emphasis on conservative loan underwriting has resulted in continued low levels of nonperforming assets. Our nonperforming assets, which can include nonaccrual loans and real estate owned, totaled $2.2 million, or 0.11% of total assets at March 31, 2019 and at December 31, 2018.  Our nonperforming loans and loss experience has enabled us to maintain a relatively low allowance for loan losses in relation to other peer institutions and correspondingly resulted in low levels of provisions for loan losses.  We recorded loss provisions of $5,000 and $9,000 for the three months ended March 31, 2019 and 2018, respectively.

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

We sold $2.3 million and $4.5 million of fixed-rate mortgage loans for the three months ended March 31, 2019 and 2018, respectively.  Federal Home Loan Bank advances decreased by $37.7 million to $104.5 million for the three months ended March 31, 2019 and decreased by $9.2 million to $98.0 million for the three months ended March 31, 2018.  Securities sold under agreements to repurchase decreased by $20.0 million to $10.0 million for the three months ended March 31, 2019 and remained constant at $30.0 million for the three months ended March 31, 2018.

Our investments in mortgage-backed securities have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  These agencies guarantee the payment of principal and interest on our mortgage-backed securities.  As of March 31, 2019 and December 31, 2018, we owned $370.8 million and $374.1 million, respectively, of mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018.

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Assets.    Our total assets decreased by $5.1 million, or 0.2%, to $2.1 billion during the three months ended March 31, 2019.  The decrease in assets was primarily the result of a $23.4 million decrease in cash and cash equivalents and a $3.3 million decrease in total investment securities, which was partially offset by recording a $12.3 million right-of-use asset related to leases and an $11.6 million increase in total loans receivable.

Cash and Cash Equivalents.  Cash and cash equivalents were $23.7 million at March 31, 2019, a decrease of $23.4 million since December 31, 2018.  The decrease in cash and cash equivalents was primarily caused by a $37.7 million decrease in Federal Home Loan Bank advances, a $20.0 million decrease in securities sold under agreements to repurchase, an $11.6 million increase in total loans receivable, $2.0 million in dividends paid and $1.6 million in common stock repurchases.  These decreases in cash were partially offset by a $38.2 million increase in deposits and a $3.3 million decrease in the investment portfolio.

Loans.  Total loans were $1.6 billion at March 31, 2019, or 76.9% of total assets.  During the three months ended March 31, 2019, the loan portfolio increased by $11.6 million, or 0.7%.  The increase in the loan portfolio primarily occurred as the production of new one- to four-family residential loans exceeded principal repayments and loan sales.

Securities.  At March 31, 2019, our securities portfolio totaled $370.8 million, or 18.0% of total assets.  During the three months ended March 31, 2019, the securities portfolio decreased by $3.3 million, or 0.9%.  The decrease in the securities portfolio was due to principal repayments exceeding new security purchases.  During the three months ended March 31, 2019, $3.0 million of securities were purchased for the held-to-maturity portfolio.

During the three months ended March 31, 2019, we transferred securities with a book value of $11.1 million from held-to-maturity to available-for-sale with the adoption of ASU 2017-12 on derivatives and hedging.

At March 31, 2019, none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans.

Deposits.  Deposits were $1.7 billion at March 31, 2019, an increase of $38.2 million, or 2.3%, since December 31, 2018.  The growth in deposits was primarily due to an increase of $65.9 million in certificates of deposit, which was partially offset by a $31.9 million decrease in savings accounts during the three months ended March 31, 2019.  The increase in certificates of deposit was primarily due to a $45.9 million increase in deposits made by state and local governments.

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank and funds borrowed under securities sold under agreements to repurchase.  During the three months ending March 31, 2019 total borrowings decreased to $114.5 million at March 31, 2019 from $172.2 million at December 31, 2018.   Federal Home Loan Bank advances decreased by $37.7 million to $104.5 million and securities sold under agreements to repurchase decreased by $20.0 million to $10.0 million.  We have not required any additional borrowings to fund our operations.  Instead, we have primarily funded our operations with additional deposits, proceeds from loan sales and principal repayments on loans and mortgage-backed securities.

Stockholders’ Equity.  Total stockholders’ equity increased to $238.8 million at March 31, 2019 from $235.1 million at December 31, 2018.  The increase in stockholders’ equity occurred primarily due to net income of $6.5 million and $1.3 million of shares issued for the exercise of stock options.  This was partially offset by the repurchase of $2.9 million of common stock and the declaration of dividends of $2.0 million.

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

	For the Three Months Ended March 31,
	2019			2018
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,529,758	$14,993	3.92%	$1,448,066	$14,308	3.95%
Multi-family residential	12,096	138	4.56	10,745	122	4.54
Construction, commercial and other	21,139	251	4.75	21,464	266	4.96
Home equity loans and lines of credit	11,250	153	5.44	12,855	152	4.73
Other loans	5,477	73	5.33	4,503	59	5.24
Total loans	1,579,720	15,608	3.95	1,497,633	14,907	3.98
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	373,116	2,871	3.08	407,619	3,129	3.07
Trust preferred securities	12	—	—	408	—	—
Total securities	373,128	2,871	3.08	408,027	3,129	3.07
Other	32,562	226	2.78	44,064	198	1.80
Total interest-earning assets	1,985,410	18,705	3.77	1,949,724	18,234	3.74
Non-interest-earning assets	78,775			70,127
Total assets	$2,064,185			$2,019,851

Interest-bearing liabilities:
Savings accounts	$975,724	1,171	0.48%	$1,039,389	1,174	0.45%
Certificates of deposit	424,597	2,037	1.92	343,073	1,262	1.47
Money market accounts	5,416	6	0.44	5,602	6	0.43
Checking and Super NOW accounts	188,202	10	0.02	181,808	9	0.02
Total interest-bearing deposits	1,593,939	3,224	0.81	1,569,872	2,451	0.62
Federal Home Loan Bank advances	107,791	555	2.06	98,288	419	1.71
Securities sold under agreements to repurchase	21,389	90	1.68	30,000	125	1.67
Total interest-bearing liabilities	1,723,119	3,869	0.90	1,698,160	2,995	0.71
Non-interest-bearing liabilities	101,511			86,560
Total liabilities	1,824,630			1,784,720
Stockholders’ equity	239,555			235,131
Total liabilities and stockholders’ equity	$2,064,185			$2,019,851

Net interest income		$14,836			$15,239
Net interest rate spread (3)			2.87%			3.03%
Net interest-earning assets (4)	$262,291			$251,564
Net interest margin (5)			2.99%			3.13%
Interest-earning assets to interest-bearing liabilities	115.22%			114.81%

(1)	Annualized.
(2)	Average balance includes loans or investments available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018

General.  Net income increased by $1.7 million, or 35.4%, to $6.5 million for the three months ended March 31, 2019 from $4.8 million for the three months ended March 31, 2018.  The increase in net income was due to a $2.7 million increase in noninterest income.  This was partially offset by a $403,000 decrease in net interest income, a $381,000 increase in noninterest expense, and a $214,000 increase in income taxes.

Net Interest Income.  Net interest income decreased by $403,000, or 2.6%, to $14.8 million for the three months ended March 31, 2019 from $15.2 million for the three months ended March 31, 2018.  Interest income increased by $471,000, or 2.6%, due to a $35.7 million increase in the average balance of interest-earning assets and a three basis point increase in the yield on average interest-earning assets.  Interest expense increased by $874,000, or 29.2%, due to a $25.0 million increase in the average balance of interest-bearing liabilities and a 19 basis point increase in the cost of average interest-bearing liabilities. The interest rate spread and net interest margin were 2.87% and 2.99%, respectively, for the three months ended March 31, 2019, compared to 3.03% and 3.13% respectively, for the three months ended March 31, 2018.  The decreases in the interest rate spread and in the net interest margin are attributable to the 19 basis point increase in the cost of average interest-bearing liabilities, which was partially offset by a three basis point increase in the yield on average interest-earning assets.

Interest Income.  Interest income increased by $471,000, or 2.6%, to $18.7 million for the three months ended March 31, 2019 from $18.2 million for the three months ended March 31, 2018.  Interest income on loans increased by $701,000, or 4.7%, to $15.6 million for the three months ended March 31, 2019 from $14.9 million for the three months ended March 31, 2018.  The increase in interest income on loans occurred primarily because the average balance of loans grew by $82.1 million, or 5.5%, as new loan originations exceeded loan repayments and loan sales.

Interest Expense.  Interest expense increased by $874,000, or 29.2%, to $3.9 million for the three months ended March 31, 2019 from $3.0 million for the three months ended March 31, 2018.  Interest expense on deposits increased by $773,000, or 31.5%, to $3.2 million from $2.5 million for the three months ended March 31, 2019 and 2018, respectively.  The increase in interest expense on deposits was due to an increase in the average outstanding balance and the average rate paid on deposits.  The average outstanding balance of deposits increased by $24.1 million, or 1.5%, to $1.6 billion for the three months ended March 31, 2019.  The growth in deposits was primarily due to an $81.5 million increase in the average balance of certificates of deposit.  The average rate paid on certificates of deposit increased by 45 basis points from 1.47% for the three months ended March 31, 2018 to 1.92% for the three months ended March 31, 2019.  The increase in the average rate paid on certificates of deposit was primarily due to higher interest rates paid on newly opened certificates of deposit from state and local governments.  Interest expense on Federal Home Loan Bank advances rose to $555,000 for the three months ended March 31, 2019 compared to $419,000 for the three months ended March 31, 2018.  The increase in interest expense on advances occurred because of a $9.5 million increase in the average balance and a 35 basis point increase in the cost of advances.  The increase in the average cost of advances occurred because of rising FHLB advance rates.  Interest expense on securities sold under agreements to repurchase declined to $90,000 for the three months ended March 31, 2019 compared to $125,000 for the three months ended March 31, 2018.  The decrease in interest expense on securities sold under agreements to repurchase occurred primarily because of an $8.6 million decrease in the average balance which occurred as matured borrowings were paid off.

Provision for Loan Losses.  We recorded provisions for loan losses of $5,000 and $9,000 for the three months ended March 31, 2019 and 2018, respectively.   The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.17% at March 31, 2019 and 2018.  Nonaccrual loans totaled $2.2 million at March 31, 2019, or 0.14% of total loans at that date, compared to $2.6 million of nonaccrual loans at March 31, 2018, or 0.17% of total loans at that date.  Nonaccrual loans as of March 31, 2019 and 2018 consisted primarily of one- to four-family residential real estate loans.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at March 31, 2019 and 2018.  For additional information see Note (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income.  The following table summarizes changes in noninterest income between the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,		Change
	2019	2018	$ Change	% Change
			(Dollars in thousands)
Service fees on loan and deposit accounts	$438	$415	$23	5.5%
Income on bank-owned life insurance	207	215	(8)	(3.7)%
Gain on sale of investment securities	2,717	—	2,717	—%
Gain on sale of loans	6	43	(37)	(86.0)%
Other	72	69	3	4.3%
Total	$3,440	$742	$2,698	363.6%

Noninterest income increased by $2.7 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  During the three months ended March 31, 2019 we sold our investment in a trust preferred security, PreTSL XXIII, resulting in a gain of $2.7 million.  The sale of this trust preferred security, which had a significant deterioration in the issuer’s credit rating, is in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of intent to hold remaining securities in the held-to-maturity portfolio to maturity.

Noninterest Expense.  The following table summarizes changes in noninterest expense between the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,		Change
	2019	2018	$ Change	% Change
		(Dollars in thousands)
Salaries and employee benefits	$5,686	$5,647	$39	0.7%
Occupancy	1,592	1,516	76	5.0%
Equipment	1,093	942	151	16.0%
Federal deposit insurance premiums	144	153	(9)	(5.9)%
Other general and administrative expenses	1,259	1,135	124	10.9%
Total	$9,774	$9,393	$381	4.1%

Noninterest expense increased by $381,000 for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in equipment expense was primarily due to an increase in service bureau expense, repairs and maintenance and other data processing expenses.  The increase in other general and administrative expenses was primarily due to increases in provisions for losses on undrawn lines of credit, charitable contributions, and auditing and accounting service expenses.  These increases were partially offset by a decrease in marketing expense.  Occupancy expense increased primarily due to increases in building repairs and maintenance and rent expense.

Income Tax Expense.  Income taxes were $2.0 million for the three months ended March 31, 2019, reflecting an effective tax rate of 23.2%, compared to $1.8 million for the three months ended March 31, 2018, reflecting an effective tax rate of 26.7%.  Income tax expense for the three months ended March 31, 2019 and 2018 included tax benefits of $88,000 and $19,000, respectively, from the exercise of stock options.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan repayments, advances from the Federal Home Loan Bank, securities sold under agreements to repurchase, proceeds from loan sales and principal repayments on securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Chief Financial Officer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2019.

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

Our most liquid asset is cash.  The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period.  At March 31, 2019, our cash and cash equivalents totaled $23.7 million. On that date, we had $10.0 million in securities sold under agreements to repurchase outstanding and $104.5 million of Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $786.6 million under Federal Home Loan Bank advances.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2019, we had $20.5 million in loan commitments outstanding, most of which were for fixed-rate loans, and had $31.2 million in unused lines of credit to borrowers.  Certificates of deposit due within one year at March 31, 2019 totaled $265.0 million, or 15.9% of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2020.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities.  During the three months ended March 31, 2019 and 2018 we originated $47.5 million and $57.0 million of loans, respectively.  We purchased $3.0 million and $15.0 million of securities in the three months ended March 31, 2019 and 2018, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances, securities sold under agreements to repurchase, stock repurchases and dividend payments.  We experienced net increases in deposits of $38.2 million and $67.9 million for the three months ended March 31, 2019 and 2018, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provide an additional source of funds.  Federal Home Loan Bank advances were $104.5 million and $142.2 million at March 31, 2019 and December 31, 2018, respectively.  We had the ability to borrow up to an additional $786.6 million and $769.3 million from the Federal Home Loan Bank as of March 31, 2019 and December 31, 2018, respectively.  The increase in borrowing capacity occurred when our credit capacity with the Federal Home Loan Bank was increased from 35% of total assets to 45% of total assets during the third quarter of 2018.  We also utilize securities sold under agreements to repurchase as another borrowing source.  Securities sold under agreements to repurchase were $10.0 million at March 31, 2019 and $30.0 million at December 31, 2018.

During the quarter ending March 31, 2019, we obtained a $40.0 million standby letter of credit from the FHLB for the benefit of the State of Hawaii.  The standby letter of credit was used as collateral for public deposits.

Territorial Bancorp Inc. is a separate legal entity from Territorial Savings Bank and must provide for its own liquidity to pay dividends, repurchase shares of its common stock and for other corporate purposes.  Territorial Bancorp Inc.’s primary source of liquidity is dividend payments from Territorial Savings Bank.  The ability of Territorial Savings Bank to pay dividends to Territorial Bancorp Inc. is subject to regulatory requirements.  At March 31, 2019, Territorial Bancorp Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $17.8 million.

Territorial Savings Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  Effective January 1, 2015, the well capitalized threshold for Tier 1 risk-based capital was increased from 6.0% to 8.0% and a new capital standard, common equity tier 1 risk-based capital, was implemented with a 6.5% ratio requirement for a financial institution to be considered well capitalized.  Additionally, effective January 1, 2015, consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions became applicable to savings and loan holding companies over $1.0 billion in assets, such as the Company.  This asset level increased to $3.0 billion in 2018.  Accordingly, the Company is no longer subject to regulatory capital requirements.  The capital requirements became fully-phased in on January 1, 2019.  At March 31, 2019 and December 31, 2018, Territorial Savings Bank exceeded all of the fully-phased in regulatory capital requirements and is considered to be “well capitalized” under regulatory guidelines.  In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019.

The tables below present the fully-phased in capital required to be considered “well-capitalized” and meet the capital conservation buffer requirement as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for Territorial Savings Bank and the Company at March 31, 2019 and December 31, 2018:

(Dollars in thousands)	Required Ratio	Actual Amount	Actual Ratio
March 31, 2019:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$227,838	11.06%
Territorial Bancorp Inc.		$246,156	11.95%
Common Equity Tier 1 Risk-Based Capital
Territorial Savings Bank	9.00%	$227,838	22.88%
Territorial Bancorp Inc.		$246,156	24.72%
Tier 1 Risk-Based Capital
Territorial Savings Bank	10.50%	$227,838	22.88%
Territorial Bancorp Inc.		$246,156	24.72%
Total Risk-Based Capital
Territorial Savings Bank	12.50%	$230,710	23.17%
Territorial Bancorp Inc.		$249,028	25.00%

December 31, 2018:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$225,694	11.09%
Territorial Bancorp Inc.		$242,888	11.92%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$225,694	23.50%
Territorial Bancorp Inc.		$242,888	25.29%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$225,694	23.50%
Territorial Bancorp Inc.		$242,888	25.29%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$228,423	23.78%
Territorial Bancorp Inc.		$245,617	25.57%

(1)

The required Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios are based on the fully-phased in capital ratios in the Basel III capital regulations plus the 2.50% capital conservation buffer that became effective on January 1, 2019.

Prompt Corrective Action provisions define specific capital categories based on an institution’s capital ratios.  However, the regulators may impose higher minimum capital standards on individual institutions or may downgrade an institution from one capital category to a lower category because of safety and soundness concerns.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.

Prompt Corrective Action provisions impose certain restrictions on institutions that are undercapitalized.  The restrictions imposed become increasingly more severe as an institution’s capital category declines from “undercapitalized” to “critically undercapitalized.”

At March 31, 2019 and December 31, 2018, the Bank’s capital ratios exceeded the minimum capital thresholds for a “well-capitalized” institution.  There are no conditions or events that have changed the institution’s category under the capital guidelines.

Depending on the amount of dividends to be paid, the Bank is required to either notify or make application to the Federal Reserve Bank before dividends are paid to the parent company.

Legislation enacted in May 2018 requires the federal banking agencies, including the Federal Reserve Board, to establish a “community bank leverage ratio” of between 8 to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion.  Institutions with capital meeting the specified requirements and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk based requirements.  The federal regulators have issued a proposal rule that would set the ratio at 9%.

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

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.  Except for an increase of $65.9 million in certificates of deposit and an increase of $12.6 million in loan commitments between December 31, 2018 and March 31, 2019, there have not been any material changes in contractual obligations and funding needs since December 31, 2018.

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

Because we have historically operated as a traditional thrift institution, the significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit accounts, securities sold under agreements to repurchase and Federal Home Loan Bank advances.  In addition, there is little demand for adjustable-rate mortgage loans in the Hawaii market area.  This has resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets.  We sold $2.3 million and $4.5 million of fixed-rate mortgage loans for the three months ended March 31, 2019 and 2018, respectively, to reduce our interest rate risk.

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

The following table presents our internal calculations of the estimated changes in our EVE as of December 31, 2018 (the latest date for which we have available information) that would result from the designated instantaneous changes in the interest rate yield curve.

					Increase
					(Decrease) in
		Estimated		EVE Ratio as a	EVE Ratio as a
Change in		Increase		Percent of	Percent of
Interest Rates	Estimated EVE	(Decrease) in	Percentage	Present Value	Present Value of
(bp) (1)	(2)	EVE	Change in EVE	of Assets (3)(4)	Assets (3)(4)
(Dollars in thousands)
+400	$139,878	$(113,148)	(44.72)%	8.54%	(3.92)%
+300	$172,800	$(80,226)	(31.71)%	9.98%	(2.48)%
+200	$208,117	$(44,909)	(17.75)%	11.35%	(1.11)%
+100	$239,955	$(13,071)	(5.17)%	12.38%	(0.08)%
0	$253,026	$—	—%	12.46%	—%
-100	$232,940	$(20,086)	(7.94)%	11.09%	(1.37)%
-200	$170,816	$(82,210)	(32.49)%	8.00%	(4.46)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Interest rates on Freddie Mac mortgage-backed securities have decreased by 47 basis points between December 31, 2018 and March 31, 2019.  The net change in market value of assets and liabilities that occurred because of a decrease in interest rates would not have a significant effect on estimated EVE.

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

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2019. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2018.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)             Not applicable.

(b)             Not applicable.

(c)             Stock Repurchases.  The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended March 31, 2019:

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average Price	Part of Publicly	That May Yet be
	of Shares	Paid per	Announced Plans or	Purchased Under the
Period	Purchased (1)	Share	Programs	Plans or Programs (2)
January 1, 2019 through January 31, 2019	—	$—	—	$1,601,065
February 1, 2019 through February 28, 2019	46,363	27.92	—	1,601,065
March 1, 2019 through March 31, 2019	61,297	26.75	59,700	4,739

Total	107,660	$27.25	59,700	$4,739

______________________________

(1)	Includes shares acquired by the Company to pay for taxes in connection with restricted stock vesting.
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

101

The following materials from Territorial Bancorp, Inc’s Form 10-Q report for the quarter ended March 31, 2019, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

TERRITORIAL BANCORP INC.
(Registrant)

Date: May 9, 2019	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and
Chief Executive Officer

Date: May 9, 2019	/s/ Melvin M. Miyamoto
Melvin M. Miyamoto
Senior Vice President and Chief Financial Officer