Form 10-Q
period 2019-06-30
Territorial Bancorp Inc.
filed 2019-08-08
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 9,671,850 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of July 31, 2019.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	June 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$41,528	$47,063
Investment securities available for sale, at fair value	13,349	2,560
Investment securities held to maturity, at amortized cost (fair value of $356,321 and $364,922 at June 30, 2019 and December 31, 2018, respectively)	350,944	371,517
Loans held for sale	235	309
Loans receivable, net	1,598,476	1,574,714
Federal Home Loan Bank stock, at cost	8,303	8,093
Federal Reserve Bank stock, at cost	3,116	3,114
Accrued interest receivable	5,575	5,274
Premises and equipment, net	4,597	4,823
Right-of-use asset, net	11,622	—
Bank-owned life insurance	44,695	45,066
Deferred income tax assets, net	2,919	4,136
Prepaid expenses and other assets	2,538	2,537
Total assets	$2,087,897	$2,069,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,645,730	$1,629,164
Advances from the Federal Home Loan Bank	145,500	142,200
Securities sold under agreements to repurchase	10,000	30,000
Accounts payable and accrued expenses	24,016	23,346
Lease liability	12,121	—
Income taxes payable	1,878	2,407
Advance payments by borrowers for taxes and insurance	6,880	7,010
Total liabilities	1,846,125	1,834,127

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 9,664,793 and 9,645,955 shares at June 30, 2019 and December 31, 2018, respectively	97	97
Additional paid-in capital	64,335	65,090
Unearned ESOP shares	(4,649)	(4,893)
Retained earnings	189,189	182,594
Accumulated other comprehensive loss	(7,200)	(7,809)
Total stockholders’ equity	241,772	235,079
Total liabilities and stockholders’ equity	$2,087,897	$2,069,206

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest income:
Loans	$16,003	$14,884	$31,611	$29,791
Investment securities	2,847	3,122	5,718	6,251
Other investments	264	176	490	374
Total interest income	19,114	18,182	37,819	36,416

Interest expense:
Deposits	3,514	2,690	6,738	5,141
Advances from the Federal Home Loan Bank	897	459	1,452	878
Securities sold under agreements to repurchase	41	126	131	251
Total interest expense	4,452	3,275	8,321	6,270

Net interest income	14,662	14,907	29,498	30,146
Provision (reversal of provision) for loan losses	(51)	60	(46)	69

Net interest income after provision (reversal of provision) for loan losses	14,713	14,847	29,544	30,077

Noninterest income:
Service fees on loan and deposit accounts	485	487	923	902
Income on bank-owned life insurance	210	216	417	431
Gain on sale of investment securities	70	45	2,787	45
Gain on sale of loans	—	10	6	53
Other	508	79	580	148
Total noninterest income	1,273	837	4,713	1,579

Noninterest expense:
Salaries and employee benefits	5,730	5,496	11,416	11,143
Occupancy	1,578	1,574	3,170	3,090
Equipment	1,018	997	2,111	1,939
Federal deposit insurance premiums	143	154	287	307
Other general and administrative expenses	1,042	1,153	2,301	2,288
Total noninterest expense	9,511	9,374	19,285	18,767

Income before income taxes	6,475	6,310	14,972	12,889
Income taxes	1,415	1,347	3,388	3,106
Net income	$5,060	$4,963	$11,584	$9,783

Basic earnings per share	$0.55	$0.54	$1.26	$1.05
Diluted earnings per share	$0.54	$0.53	$1.24	$1.03
Cash dividends declared per common share	$0.32	$0.30	$0.54	$0.50
Basic weighted-average shares outstanding	9,172,376	9,219,859	9,170,825	9,251,999
Diluted weighted-average shares outstanding	9,276,680	9,394,031	9,294,327	9,439,618

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$5,060	$4,963	$11,584	$9,783

Change in unrealized gain or loss on securities, net of tax	119	(11)	609	(60)
Other comprehensive income (loss), net of tax	119	(11)	609	(60)
Comprehensive income	$5,179	$4,952	$12,193	$9,723

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

						Accumulated
	Common		Additional	Unearned		Other	Total
	Shares	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Shares	Earnings	Loss	Equity
Balances at December 31, 2017	9,915,058	$99	$73,050	$(5,383)	$172,782	$(5,694)	$234,854

Net income	—	—	—	—	4,820	—	4,820
Other comprehensive loss	—	—	—	—	—	(49)	(49)
Reclassification of deferred taxes	—	—	—	—	1,135	(1,135)	—
Cash dividends declared ($0.20 per share)	—	—	—	—	(1,881)	—	(1,881)
Share-based compensation	—	—	67	—	—	—	67
Allocation of 12,233 ESOP shares	—	—	253	123	—	—	376
Repurchase of shares of common stock	(199,236)	(2)	(6,125)	—	—	—	(6,127)
Exercise of options for common stock	18,008	—	312	—	—	—	312

Balance at March 31, 2018	9,733,830	$97	$67,557	$(5,260)	$176,856	$(6,878)	$232,372

Net income	—	—	—	—	4,963	—	4,963
Other comprehensive loss	—	—	—	—	—	(11)	(11)
Cash dividends declared ($0.30 per share)	—	—	—	—	(2,775)	—	(2,775)
Share-based compensation	3,201	—	68	—	—	—	68
Allocation of 12,233 ESOP shares	—	—	251	122	—	—	373
Repurchase of shares of common stock	(38,334)	—	(1,177)	—	—	—	(1,177)
Exercise of options for common stock	51,000	1	885	—	—	—	886

Balances at June 30, 2018	9,749,697	$98	$67,584	$(5,138)	$179,044	$(6,889)	$234,699

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

						Accumulated
	Common		Additional	Unearned		Other	Total
	Shares	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Shares	Earnings	Loss	Equity
Balances at December 31, 2018	9,645,955	$97	$65,090	$(4,893)	$182,594	$(7,809)	$235,079

Net income	—	—	—	—	6,524	—	6,524
Other comprehensive income	—	—	—	—	—	490	490
Adoption of lease accounting standard	—	—	—	—	(10)	—	(10)
Cash dividends declared ($0.22 per share)	—	—	—	—	(2,024)	—	(2,024)
Share-based compensation	3,340	—	86	—	—	—	86
Allocation of 12,233 ESOP shares	—	—	211	122	—	—	333
Repurchase of shares of common stock	(107,660)	(1)	(2,933)	—	—	—	(2,934)
Exercise of options for common stock	74,560	—	1,294	—	—	—	1,294

Balance at March 31, 2019	9,616,195	$96	$63,748	$(4,771)	$187,084	$(7,319)	$238,838

Net income	—	—	—	—	5,060	—	5,060
Other comprehensive income	—	—	—	—	—	119	119
Cash dividends declared ($0.32 per share)	—	—	—	—	(2,955)	—	(2,955)
Share-based compensation	3,201	—	285	—	—	—	285
Allocation of 12,233 ESOP shares	—	—	223	122	—	—	345
Repurchase of shares of common stock	(62,213)	(1)	(1,788)	—	—	—	(1,789)
Exercise of options for common stock	107,610	2	1,867	—	—	—	1,869

Balances at June 30, 2019	9,664,793	$97	$64,335	$(4,649)	$189,189	$(7,200)	$241,772

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$11,584	$9,783
Adjustments to reconcile net income to net cash from operating activities:
(Reversal of provision) provision for loan losses	(46)	69
Depreciation and amortization	582	630
Deferred income tax expense	996	421
Amortization of fees, discounts, and premiums, net	(234)	(235)
Amortization of right-of-use asset	1,386	—
Origination of loans held for sale	(2,477)	(6,612)
Proceeds from sales of loans held for sale	2,557	7,068
Gain on sale of loans, net	(6)	(53)
Net gain on sale of real estate owned	—	(4)
Gain on sale of investment securities available for sale	(30)	—
Gain on sale of investment securities held to maturity	(2,757)	(45)
ESOP expense	678	749
Share-based compensation expense	371	135
Increase in accrued interest receivable	(301)	(53)
Net increase in bank-owned life insurance	(417)	(430)
Net decrease (increase) in prepaid expenses and other assets	122	(71)
Net increase (decrease) in accounts payable and accrued expenses	114	(2,963)
Net decrease in lease liability	(1,365)	—
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(130)	76
Net decrease in income taxes receivable	—	375
Net decrease in income taxes payable	(529)	(24)

Net cash from operating activities	10,098	8,816

Cash flows from investing activities:
Purchases of investment securities held to maturity	(7,845)	(14,983)
Principal repayments on investment securities held to maturity	16,294	23,188
Principal repayments on investment securities available for sale	660	106
Proceeds from sale of investment securities held to maturity	3,527	4,462
Proceeds from sale of investment securities available for sale	809	—
Loan originations, net of principal repayments on loans receivable	(23,526)	(47,315)
Purchases of Federal Home Loan Bank stock	(12,226)	(2,672)
Proceeds from redemption of Federal Home Loan Bank stock	12,016	3,288
Purchases of Federal Reserve Bank stock	(2)	(3)
Proceeds from bank-owned life insurance	788	—
Proceeds from sale of real estate owned	—	50
Purchases of premises and equipment	(356)	(271)

Net cash from investing activities	(9,861)	(34,150)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from financing activities:
Net increase in deposits	$16,566	$49,888
Proceeds from advances from the Federal Home Loan Bank	303,700	53,000
Repayments of advances from the Federal Home Loan Bank	(300,400)	(72,200)
Repayments of securities sold under agreements to repurchase	(20,000)	—
Repurchases of common stock	(1,596)	(6,106)
Cash dividends paid	(4,042)	(3,665)

Net cash from financing activities	(5,772)	20,917

Net decrease in cash and cash equivalents	(5,535)	(4,417)

Cash and cash equivalents at beginning of the period	47,063	32,089

Cash and cash equivalents at end of the period	$41,528	$27,672

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$7,916	$6,475
Income taxes	2,921	2,334

Supplemental disclosure of noncash investing and financing activities:
Company stock acquired through stock swap and net settlement transactions	$3,040	$1,198
Company stock acquired, not yet settled	123	—
Company stock repurchased through swap and net settlement transactions	3,127	1,198
Loans transferred to real estate owned	—	46
Dividends declared, not yet paid	937	991
Establishment of right-of-use asset	13,008	—
Establishment of lease liability	13,486	—
Transfer of securities from held-to-maturity to available-for-sale	11,390	—

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

(3)      Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) amended the Leases topic of the FASB Accounting Standards Codification (ASC).  The primary effects of the amendment are to recognize lease assets and lease liabilities on the balance sheet and to disclose certain information about leasing arrangements.  The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company has several lease agreements for branch locations and equipment that require recognition on the consolidated balance sheets upon adoption of the amendment.  The Company adopted this amendment as of January 1, 2019, by recording a right-of-use asset of $12.7 million and a lease liability of $13.2 million.

In June 2016, the FASB amended various sections of the FASB ASC related to the accounting for credit losses on financial instruments.  The amendment changes the threshold for recognizing losses from a “probable” to an “expected” model.  The new model is referred to as the current expected credit loss model and applies to loans, leases, held-to-maturity investments, loan commitments and financial guarantees.  The amendment requires the measurement of all expected credit losses for financial assets as of the reporting date (including historical experience, current conditions and reasonable and supportable forecasts) and enhanced disclosures that will help financial statement users understand the estimates and judgments used in estimating credit losses and evaluating the credit quality of an organization’s portfolio.  The amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  On July 17, 2019, the FASB proposed that the effective date of the amendment for smaller reporting companies, as defined by the Securities and Exchange Commission, be delayed to fiscal years beginning after December 15, 2022.  The Company is considered to be a smaller reporting company.  The Company will apply the amendment’s provisions as a cumulative-effect adjustment to retained earnings at the beginning of the first period the amendment is effective. The Company is currently evaluating the effects that the adoption of this amendment will have on its consolidated financial statements by gathering the information that is necessary to make the calculations required by the amendment.  This may result in increased credit losses on financial instruments recorded in the consolidated financial statements.

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

(4)      Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Cash and due from banks	$9,877	$9,771
Interest-earning deposits in other banks	31,651	37,292
Cash and cash equivalents	$41,528	$47,063

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank of San Francisco.

(5)      Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2019:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$12,606	$743	$—	$13,349
Total	$12,606	$743	$—	$13,349

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$350,944	$6,500	$(1,123)	$356,321
Total	$350,944	$6,500	$(1,123)	$356,321

December 31, 2018:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$2,644	$—	$(84)	$2,560
Total	$2,644	$—	$(84)	$2,560

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$371,442	$2,056	$(9,279)	$364,219
Trust preferred securities	75	628	—	703
Total	$371,517	$2,684	$(9,279)	$364,922

The amortized cost and estimated fair value of investment securities by maturity date at June 30, 2019 are shown below.  Incorporated in the maturity schedule are mortgage-backed securities, which are allocated using the contractual maturity as a basis.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Available-for-sale:
Due within 5 years	$—	$—
Due after 5 years through 10 years	—	—
Due after 10 years	12,606	13,349
Total	$12,606	$13,349

Held-to-maturity:
Due within 5 years	$1	$2
Due after 5 years through 10 years	67	68
Due after 10 years	350,876	356,251
Total	$350,944	$356,321

Realized gains and losses and the proceeds from sales of held-to-maturity and available-for-sale securities are shown in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Proceeds from sales	$1,595	$4,462	$4,336	$4,462
Gross gains	70	45	2,787	45
Gross losses	—	—	—	—

During the six months ended June 30, 2019, the Company sold its investment in its trust preferred security, PreTSL XXIII, and mortgage-backed securities.  The sale of the trust preferred security, which had a significant deterioration in the issuer’s credit rating, and the sale of the mortgage-backed securities, for which the Company had already collected a substantial portion of the outstanding purchased principal (at least 85%), were in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and do not taint management’s assertion of its intent to hold the remaining securities in the held-to-maturity portfolio to maturity.

As of January 1, 2019, the Company transferred securities with an amortized cost of $11.4 million from held-to-maturity to available-for-sale with the adoption of ASU 2017-12 on derivatives and hedging.

Investment securities with amortized costs of $193.6 million and $308.8 million at June 30, 2019 and December 31, 2018, respectively, were pledged to secure deposits made by state and local governments, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at June 30, 2019 and December 31, 2018.  The Company does not intend to sell held-to-maturity and available-for-sale securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
June 30, 2019:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$—	$—	$—	$—	—	$—	$—

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$—	$—	$106,894	$(1,123)	38	$106,894	$(1,123)

December 31, 2018:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$—	$—	$2,560	$(84)	1	$2,560	$(84)

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$57,154	$(254)	$220,338	$(9,025)	81	$277,492	$(9,279)

Mortgage-Backed Securities.  The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates subsequent to purchase.  All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2019 and December 31, 2018.

(6)      Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Real estate loans:
First mortgages:
One- to four-family residential	$1,554,982	$1,531,149
Multi-family residential	12,725	12,151
Construction, commercial and other	19,066	20,780
Home equity loans and lines of credit	10,804	11,090
Total real estate loans	1,597,577	1,575,170
Other loans:
Loans on deposit accounts	339	357
Consumer and other loans	6,070	4,939
Total other loans	6,409	5,296
Less:
Net unearned fees and discounts	(2,894)	(3,110)
Allowance for loan losses	(2,616)	(2,642)
Total unearned fees, discounts and allowance for loan losses	(5,510)	(5,752)
Loans receivable, net	$1,598,476	$1,574,714

The table below presents the activity in the allowance for loan losses by portfolio segment:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended June 30, 2019:
Balance, beginning of period	$1,800	$454	$1	$45	$359	$2,659
Provision (reversal of provision) for loan losses	(31)	(43)	—	(9)	32	(51)
	1,769	411	1	36	391	2,608
Charge-offs	—	—	—	(9)	—	(9)
Recoveries	—	—	—	17	—	17
Net recoveries	—	—	—	8	—	8
Balance, end of period	$1,769	$411	$1	$44	$391	$2,616

Six months ended June 30, 2019:
Balance, beginning of period	$1,797	$443	$1	$47	$354	$2,642
Provision (reversal of provision) for loan losses	(46)	(32)	—	(5)	37	(46)
	1,751	411	1	42	391	2,596
Charge-offs	—	—	—	(16)	—	(16)
Recoveries	18	—	—	18	—	36
Net recoveries	18	—	—	2	—	20
Balance, end of period	$1,769	$411	$1	$44	$391	$2,616

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended June 30, 2018:
Balance, beginning of period	$1,720	$530	$1	$49	$254	$2,554
Provision for loan losses	34	17	—	2	7	60
	1,754	547	1	51	261	2,614
Charge-offs	—	—	—	(7)	—	(7)
Recoveries	6	—	—	1	—	7
Net recoveries (charge-offs)	6	—	—	(6)	—	—
Balance, end of period	$1,760	$547	$1	$45	$261	$2,614

Six months ended June 30, 2018:
Balance, beginning of period	$1,721	$539	$1	$55	$232	$2,548
Provision (reversal of provision) for loan losses	33	8	—	(1)	29	69
	1,754	547	1	54	261	2,617
Charge-offs	—	—	—	(12)	—	(12)
Recoveries	6	—	—	3	—	9
Net recoveries (charge-offs)	6	—	—	(9)	—	(3)
Balance, end of period	$1,760	$547	$1	$45	$261	$2,614

Management considers the allowance for loan losses at June 30, 2019 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions at that date. While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings.  In addition, as an integral part of their examination process, the bank regulators periodically review the allowance for loan losses and may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
June 30, 2019:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,769	411	1	44	391	2,616
Total ending allowance balance	$1,769	$411	$1	$44	$391	$2,616

Loans:
Ending loan balance:
Individually evaluated for impairment	$1,378	$—	$98	$—	$—	$1,476
Collectively evaluated for impairment	1,563,481	19,004	10,704	6,427	—	1,599,616
Total ending loan balance	$1,564,859	$19,004	$10,802	$6,427	$—	$1,601,092

December 31, 2018:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,797	443	1	47	354	2,642
Total ending allowance balance	$1,797	$443	$1	$47	$354	$2,642

Loans:
Ending loan balance:
Individually evaluated for impairment	$2,962	$—	$148	$—	$—	$3,110
Collectively evaluated for impairment	1,537,292	20,698	10,945	5,311	—	1,574,246
Total ending loan balance	$1,540,254	$20,698	$11,093	$5,311	$—	$1,577,356

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

		Unpaid
	Recorded	Principal
(Dollars in thousands)	Investment	Balance
June 30, 2019:
With no related allowance recorded:
One- to four-family residential mortgages	$1,378	$1,802
Home equity loans and lines of credit	98	180
Total	$1,476	$1,982

December 31, 2018:
With no related allowance recorded:
One- to four-family residential mortgages	$2,962	$3,486
Home equity loans and lines of credit	148	224
Total	$3,110	$3,710

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
2019:
With no related allowance recorded:
One- to four-family residential mortgages	$1,390	$8	$1,404	$17
Home equity loans and lines of credit	100	—	103	—
Total	$1,490	$8	$1,507	$17

2018:
With no related allowance recorded:
One- to four-family residential mortgages	$2,869	$13	$2,892	$27
Home equity loans and lines of credit	158	—	160	—
Total	$3,027	$13	$3,052	$27

There were no loans individually evaluated for impairment with a related allowance for loan loss as of June 30, 2019 or December 31, 2018.  Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they were written down to fair value at the time of impairment.

The Company had seven nonaccrual loans with a book value of $892,000 as of June 30, 2019 and 11 nonaccrual loans with a book value of $2.2 million as of December 31, 2018.  The Company collected interest on nonaccrual loans of $34,000 and $52,000 during the six months ended June 30, 2019 and 2018, respectively, but due to regulatory requirements, the Company recorded the interest as a reduction of principal.  The Company would have recognized additional interest income of $34,000 and $69,000 during the six months ended June 30, 2019 and 2018, respectively, had the loans been accruing interest.  The Company did not have any loans 90 days or more past due and still accruing interest as of June 30, 2019 or December 31, 2018.

The table below presents the aging of loans and accrual status by class of loans:

								Loans
								90 Days
								or More
	30 - 59	60 - 89	90 Days or					Past Due
	Days Past	Days Past	More	Total Past	Loans Not	Total	Nonaccrual	and Still
(Dollars in thousands)	Due	Due	Past Due	Due	Past Due	Loans	Loans	Accruing
June 30, 2019:
One- to four-family residential mortgages	$305	$694	$—	$999	$1,551,154	$1,552,153	$794	$—
Multi-family residential mortgages	—	—	—	—	12,706	12,706	—	—
Construction, commercial and other mortgages	—	—	—	—	19,004	19,004	—	—
Home equity loans and lines of credit	27	—	—	27	10,775	10,802	98	—
Loans on deposit accounts	—	—	—	—	339	339	—	—
Consumer and other	8	—	—	8	6,080	6,088	—	—

Total	$340	$694	$—	$1,034	$1,600,058	$1,601,092	$892	$—

December 31, 2018:
One- to four-family residential mortgages	$40	$292	$838	$1,170	$1,526,949	$1,528,119	$2,065	$—
Multi-family residential mortgages	—	—	—	—	12,135	12,135	—	—
Construction, commercial and other mortgages	—	—	—	—	20,698	20,698	—	—
Home equity loans and lines of credit	—	29	41	70	11,023	11,093	148	—
Loans on deposit accounts	—	—	—	—	357	357	—	—
Consumer and other	3	4	—	7	4,947	4,954	—	—

Total	$43	$325	$879	$1,247	$1,576,109	$1,577,356	$2,213	$—

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

There were no loans modified in a troubled debt restructuring during the six months ended June 30, 2019 or 2018.  There were no new troubled debt restructurings within the 12 months ended June 30, 2019 that subsequently defaulted.

The table below summarizes troubled debt restructurings by class of loans:

	Number of	Accrual	Number of	Nonaccrual
(Dollars in thousands)	Loans	Status	Loans	Status	Total
June 30, 2019:
One- to four-family residential mortgages	3	$584	3	$655	$1,239
Home equity loans and lines of credit	—	—	1	71	71
Total	3	$584	4	$726	$1,310

December 31, 2018:
One- to four-family residential mortgages	4	$897	3	$691	$1,588
Home equity loans and lines of credit	—	—	1	78	78
Total	4	$897	4	$769	$1,666

There were no delinquent restructured loans as of June 30, 2019 or December 31, 2018.  Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers.  At June 30, 2019, we had no commitments to lend any additional funds to these borrowers.

The Company had no real estate owned as of June 30, 2019 or December 31, 2018.  There were no loans in the process of foreclosure at June 30, 2019.  There were two one- to four-family residential mortgage loans totaling $838,000 and one home equity loan for $41,000 in the process of foreclosure at December 31, 2018.

Our real estate loans are collateralized by real estate located in the State of Hawaii.  Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the six months ended June 30, 2019 and 2018, the Company sold mortgage loans held for sale with principal balances of $2.5 million and $7.0 million, respectively, and recognized gains of $6,000 and $53,000, respectively.  The Company had one loan held for sale for $235,000 at June 30, 2019 and one loan held for sale for $309,000 at December 31, 2018.

The Company serviced loans for others of $28.3 million at June 30, 2019 and $30.3 million at December 31, 2018.  Of these amounts, $1.4 million and $1.5 million relate to securitizations for which the Company continues to hold the related mortgage-backed securities at June 30, 2019 and December 31, 2018, respectively.  The amount of contractually specified servicing fees earned for the six-month periods ended June 30, 2019 and 2018 was $40,000 and $46,000, respectively.  The amount of contractually specified servicing fees earned for the three-month periods ended June 30, 2019 and 2018 was $20,000 and $22,000, respectively. The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

(7)      Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset.  Securities sold under agreements to repurchase are summarized as follows:

	June 30, 2019		December 31, 2018
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
1 year or less	$10,000	1.65%	$25,000	1.66%
Over 1 year to 2 years	—	—	5,000	1.65
Total	$10,000	1.65%	$30,000	1.66%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at June 30, 2019.  The amount at risk is the greater of the carrying value or fair value over the repurchase liability and refers to the potential loss to the Company if the secured lender fails to return the security at the maturity date of the agreement.  All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government-sponsored enterprises.  The repurchase liability cannot exceed 90% of the fair value of securities pledged.  In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$13,543	$13,326	$10,000	$3,543	6

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
June 30, 2019:
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

The components of net periodic benefit cost were as follows:

	SERP		SERP
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Net periodic benefit cost for the period:
Service cost	$26	$20	$51	$40
Interest cost	40	38	81	75
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized actuarial loss	—	—	—	—
Recognized curtailment loss	—	—	—	—
Net periodic benefit cost	$66	$58	$132	$115

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company.  The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants.  As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity.  The shares committed to be released are considered outstanding for earnings per share computations.  Compensation expense recognized for the three months ended June 30, 2019 and 2018 amounted to $345,000 and $435,000, respectively.  Compensation expense recognized for the six months ended June 30, 2019 and 2018 amounted to $679,000 and $811,000, respectively.

Shares held by the ESOP trust were as follows:

	June 30,	December 31,
	2019	2018
Allocated shares	442,341	446,041
Unearned shares	464,863	489,329
Total ESOP shares	907,204	935,370
Fair value of unearned shares, in thousands	$14,364	$12,713

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula.  The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans.  We accrue for these benefits over the period during which employees provide services to earn these benefits.  For the three months ended June 30, 2019 and 2018, we accrued $122,000 and

$16,000, respectively, for the ESOP restoration plan.  For the six months ended June 30, 2019 and 2018, we accrued $179,000 and $111,000, respectively, for the ESOP restoration plan.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Compensation expense	$285	$69	$371	$135
Income tax benefit	78	19	101	37

Shares of our common stock issued under the 2010 Equity Incentive Plan shall come from authorized shares.  The maximum number of shares that will be awarded under the plan will be 1,862,637 shares.

Stock Options

The table below presents the stock option activity for the six months ended June 30, 2019 and 2018:

		Weighted		Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (years)	(in thousands)
Options outstanding at December 31, 2018	337,654	$17.51	1.74	$2,859
Granted	—	—	—	—
Exercised	182,170	17.36	—	2,031
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at June 30, 2019	155,484	$17.69	1.33	$2,054

Options outstanding at December 31, 2017	411,543	$17.48	2.73	$5,509
Granted	—	—	—	—
Exercised	69,008	17.36	—	920
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at June 30, 2018	342,535	$17.51	2.24	$4,621

Options vested and exercisable at June 30, 2019	155,484	$17.69	1.33	$2,054

The following summarizes certain stock option activity of the Company:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Intrinsic value of stock options exercised	$1,243	$683	$2,031	$920
Proceeds received from stock options exercised	1,868	885	3,162	1,198
Tax benefits realized from stock options exercised	254	178	425	220
Total fair value of stock options that vested	—	—	—	—

During the six months ended June 30, 2019, we issued 75,140 shares of common stock, net, in exchange for 182,170 stock options and 107,030 shares of common stock.  Pursuant to the provisions of our equity incentive plan, optionees are permitted to use the value of our common stock they own in a net settlement to pay the exercise price of stock options.

As of June 30, 2019, the Company had no unrecognized compensation costs related to the stock option plan.

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

The table below presents the restricted stock activity:

		Weighted
		Average Grant
	Restricted	Date Fair
	Stock	Value
Nonvested at December 31, 2018	16,424	$30.26
Granted	10,366	27.30
Vested	6,541	30.14
Forfeited	—	—
Nonvested at June 30, 2019	20,249	$28.78

Nonvested at December 31, 2017	10,806	$29.16
Granted	10,019	30.73
Vested	3,201	29.53
Forfeited	—	—
Nonvested at June 30, 2018	17,624	$29.92

During the six months ended June 30, 2019, the Company issued 10,366 shares of restricted stock to certain members of executive management under the 2010 Equity Incentive Plan.  The fair value of the restricted stock is based on the value of the Company’s stock on the date of grant.  Restricted stock will vest over three years from the date of grant.

As of June 30, 2019, the Company had $512,000 of unrecognized compensation costs related to restricted stock.

During the six months ended June 30, 2019, the Company issued 12,438 performance-based restricted stock units (PRSUs) to certain members of executive management under the 2010 Equity Incentive Plan.  These PRSUs will vest in the first quarter of 2022 after our Compensation Committee determines whether a performance condition that compares the Company’s return on average equity to the SNL Bank Index is achieved.  Depending on the Company’s performance, the actual number of these PRSUs that are issued at the end of the vesting period can vary between 0% and 150% of the target award.  For the PRSUs, an estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized.  This estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period.

The table below presents the PRSUs that will vest on a performance condition:

	Performance-
	Based Restricted
	Stock Units	Weighted
	Based on a	Average Grant
	Performance	Date Fair
	Condition	Value
Nonvested at December 31, 2018	23,538	$30.14
Granted	12,438	27.30
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2019	35,976	$29.16

Nonvested at December 31, 2017	11,520	$29.53
Granted	12,018	30.73
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2018	23,538	$30.14

The fair value of these PRSUs is based on the fair value of the Company’s stock on the date of grant.  As of June 30, 2019, the Company had $537,000 of unrecognized compensation costs related to these PRSUs.  Performance will be measured over a three-year performance period and will be cliff vested.

During the six months ended June 30, 2019, the Company issued 3,110 of PRSUs to certain members of executive management under the 2010 Equity Incentive Plan.  These PRSUs will vest in the first quarter of 2022 after our Compensation Committee determines whether a market condition that compares the Company’s total stock return to the SNL Bank Index is achieved.  The number of shares that will be expensed will not be adjusted for performance.  The fair value of these PRSUs is based on a Monte Carlo valuation of the Company’s stock on the date of grant.  The assumptions which were used in the Monte Carlo valuation of the PRSUs are:

Grant date: March 7, 2019

Performance period: January 1, 2019 to December 31, 2021

2.82 year risk-free rate on grant date: 2.45%

December 31, 2018 closing price: $25.98

Closing stock price on the date of grant: $27.30

Annualized volatility (based on 2.82 year historical volatility as of the grant date): 15.1%

The table below presents the PRSUs that will vest on a market condition:

	Performance-
	Based Restricted	Monte Carlo
	Stock Units	Valuation of
	Based on a	the Company's
	Market Condition	Stock
Nonvested at December 31, 2018	5,884	$26.42
Granted	3,110	24.45
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2019	8,994	$25.74

Nonvested at December 31, 2017	2,879	$24.44
Granted	3,005	28.32
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2018	5,884	$26.42

As of June 30, 2019, the Company had $92,000 of unrecognized compensation costs related to the PRSUs that are based on a market condition.  Performance will be measured over a three-year performance period and will be cliff vested.

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

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Net income	$5,060	$4,963	$11,584	$9,783
Income allocated to participating securities	(37)	(27)	(74)	(42)
Net income available to common shareholders	$5,023	$4,936	$11,510	$9,741

Weighted-average number of shares used in:
Basic earnings per share	9,172,376	9,219,859	9,170,825	9,251,999
Dilutive common stock equivalents:
Stock options and restricted stock units	104,304	174,172	123,502	187,619
Diluted earnings per share	9,276,680	9,394,031	9,294,327	9,439,618

Net income per common share, basic	$0.55	$0.54	$1.26	$1.05
Net income per common share, diluted	$0.54	$0.53	$1.24	$1.03

(13)    Other Comprehensive Income and Loss

The table below presents the changes in the components of accumulated other comprehensive income and loss, net of taxes:

	Unfunded	Unrealized
	Pension	(Gain)/Loss on
(Dollars in thousands)	Liability	Securities	Total
Three months ended June 30, 2019
Balances at beginning of period	$7,721	$(402)	$7,319
Other comprehensive income, net of taxes	—	(119)	(119)
Net current period other comprehensive income	—	(119)	(119)
Balances at end of period	$7,721	$(521)	$7,200

Three months ended June 30, 2018
Balances at beginning of period	$6,783	$95	$6,878
Other comprehensive loss, net of taxes	—	11	11
Net current period other comprehensive loss	—	11	11
Balances at end of period	$6,783	$106	$6,889

Six months ended June 30, 2019
Balances at beginning of period	$7,721	$88	$7,809
Other comprehensive income, net of taxes	—	(609)	(609)
Net current period other comprehensive income	—	(609)	(609)
Balances at end of period	$7,721	$(521)	$7,200

Six months ended June 30, 2018
Balances at beginning of period	$5,657	$37	$5,694
Other comprehensive loss, net of taxes	—	60	60
Amounts reclassified from retained earnings	1,126	9	1,135
Net current period other comprehensive loss	1,126	69	1,195
Balances at end of period	$6,783	$106	$6,889

The table below presents the tax effect on each component of accumulated other comprehensive income and loss:

	Three Months Ended June 30,
	2019			2018
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount

Unrealized (gain)/loss on securities	$(162)	$43	$(119)	$16	$(5)	$11
Total	$(162)	$43	$(119)	$16	$(5)	$11

	Six Months Ended June 30,
	2019			2018
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount

Unrealized (gain)/loss on securities	$(830)	$221	$(609)	$82	$(22)	$60
Total	$(830)	$221	$(609)	$82	$(22)	$60

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

Revenue from contracts with customers is reported in service fees on loan and deposit accounts and in other noninterest income in the consolidated statements of income.  The table below reconciles the revenue from contracts with customers and other revenue reported in those line items:

	Service Fees on
	Loan and Deposit
(Dollars in thousands)	Accounts	Other	Total
Three months ended June 30, 2019
Revenue from contracts with customers	$373	$54	$427
Other revenue	112	454	566
Total	$485	$508	$993

Three months ended June 30, 2018
Revenue from contracts with customers	$391	$52	$443
Other revenue	96	27	123
Total	$487	$79	$566

Six months ended June 30, 2019
Revenue from contracts with customers	$700	$100	$800
Other revenue	223	480	703
Total	$923	$580	$1,503

Six months ended June 30, 2018
Revenue from contracts with customers	$711	$93	$804
Other revenue	191	55	246
Total	$902	$148	$1,050

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

The table below presents lease costs and other information for the periods indicated:

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2019
Lease Costs:
Operating lease costs	$782	$1,565
Short-term lease costs	10	16
Variable lease costs	28	53
Total lease costs	$820	$1,634

Cash paid for amounts included in measurement of lease liabilities	$772	$1,545
ROU assets obtained in exchange for new operating lease liabilities	$13	$13,008

At June 30, 2019, future minimum rental commitments under noncancellable operating leases are as follows:

(Dollars in thousands)
2019	$1,344
2020	2,466
2021	1,979
2022	1,810
2023	1,523
Thereafter	4,228
Total	$13,350
Less present value discount	1,229
Present value of leases	$12,121

The table below presents other lease related information as of June 30, 2019:

June 30,
2019
Weighted-average remaining lease term (years)	6.40
Weighted-average discount rate	2.91%

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2019
Assets
Cash and cash equivalents	$41,528	$41,528	$41,528	$—	$—
Investment securities available for sale	13,349	13,349	—	13,349	—
Investment securities held to maturity	350,944	356,321	—	356,321	—
Loans held for sale	235	241	—	241	—
Loans receivable, net	1,598,476	1,656,673	—	—	1,656,673
FHLB stock	8,303	8,303	—	8,303	—
FRB stock	3,116	3,116	—	3,116	—
Accrued interest receivable	5,575	5,575	33	932	4,610
Interest rate contracts	3	3	—	3	—

Liabilities
Deposits	1,645,730	1,647,203	—	1,189,779	457,424
Advances from the Federal Home Loan Bank	145,500	147,067	—	147,067	—
Securities sold under agreements to repurchase	10,000	9,976	—	9,976	—
Accrued interest payable	648	648	—	52	596
Interest rate contracts	3	3	—	3	—

December 31, 2018
Assets
Cash and cash equivalents	$47,063	$47,063	$47,063	$—	$—
Investment securities available for sale	2,560	2,560	—	2,560	—
Investment securities held to maturity	371,517	364,922	—	364,219	703
Loans held for sale	309	319	—	319	—
Loans receivable, net	1,574,714	1,553,672	—	—	1,553,672
FHLB stock	8,093	8,093	—	8,093	—
FRB stock	3,114	3,114	—	3,114	—
Accrued interest receivable	5,274	5,274	12	960	4,302
Interest rate contracts	5	5	—	5	—

Liabilities
Deposits	1,629,164	1,626,587	—	1,238,023	388,564
Advances from the Federal Home Loan Bank	142,200	141,874	—	141,874	—
Securities sold under agreements to repurchase	30,000	29,876	—	29,876	—
Accrued interest payable	243	243	—	111	132
Interest rate contracts	5	5	—	5	—

At June 30, 2019 and December 31, 2018, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

June 30, 2019
Interest rate contracts — assets	$—	$3	$—	$3
Interest rate contracts — liabilities	—	(3)	—	(3)
Investment securities available for sale	—	13,349	—	13,349

December 31, 2018
Interest rate contracts — assets	$—	$5	$—	$5
Interest rate contracts — liabilities	—	(5)	—	(5)
Investment securities available for sale	—	2,560	—	2,560

There were no assets measured at fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018.

(17)    Subsequent Events

On July 25, 2019, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.22 per share of common stock.  The dividend is expected to be paid on August 22, 2019 to stockholders of record as of August 8, 2019.

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

•	technological change that may be more difficult or expensive than expected;

•	the ability of third-party providers to perform their obligations to us;

•	the ability of the U.S. Government to manage federal debt limits;

•	the quality and composition of our investment portfolio;

•	changes in market and other conditions that would affect our ability to repurchase our common stock; and

•	changes in our financial condition or results of operations that reduce capital available to pay dividends.

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

We have continued our focus on originating one- to four-family residential real estate loans.  Our emphasis on conservative loan underwriting has resulted in continued low levels of nonperforming assets. Our nonperforming assets, which can include nonaccrual loans and real estate owned, totaled $892,000, or 0.04% of total assets at June 30, 2019 compared to $2.2 million, or 0.11% of total assets at December 31, 2018.  Our nonperforming loans and loss experience has enabled us to maintain a relatively low allowance for loan losses in relation to other peer institutions and correspondingly resulted in low levels of provisions for loan losses.  We reversed $46,000 of provisions for loan losses for the six months ended June 30, 2019 and recorded provisions for loan losses of $69,000 for the six months ended June 30, 2018.

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

We sold $2.5 million and $7.0 million of fixed-rate mortgage loans for the six months ended June 30, 2019 and 2018, respectively.  Federal Home Loan Bank advances increased by $3.3 million to $145.5 million for the six months ended June 30, 2019 and increased by $19.2 million to $88.0 million for the six months ended June 30, 2018.  Securities sold under agreements to repurchase decreased by $20.0 million to $10.0 million for the six months ended June 30, 2019 and remained constant at $30.0 million for the six months ended June 30, 2018.

Our investments in mortgage-backed securities have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  These entities guarantee the payment of principal and interest on our mortgage-backed securities.  As of June 30, 2019 and December 31, 2018, we owned $364.3 million and $374.1 million, respectively, of mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018.

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

Assets.    Our total assets increased by $18.7 million, or 0.9%, to $2.1 billion during the six months ended June 30, 2019.  The increase in assets was primarily the result of a $23.7 million increase in total loans receivable and recording a net $11.6 million right-of-use asset related to leases, which was partially offset by a $9.8 million decrease in total investment securities and a $5.5 million decrease in cash and cash equivalents.

Cash and Cash Equivalents.  Cash and cash equivalents were $41.5 million at June 30, 2019,  a decrease of $5.5 million since December 31, 2018.  The decrease in cash and cash equivalents was primarily caused by a $23.7 million increase in total loans receivable, a $20.0 million decrease in securities sold under agreements to repurchase, $4.0 million in dividends paid, and $1.6 million in common stock repurchases.  These decreases in cash were partially offset by a $16.6 million increase in deposits, a $9.8 million decrease in the investment portfolio, and a $3.3 million increase in Federal Home Loan Bank advances.

Loans.  Total loans, including $235,000 of loans held for sale, were $1.6 billion at June 30, 2019, or 76.6% of total assets.  During the six months ended June 30, 2019, the loan portfolio, including loans held for sale, increased by $23.7 million, or 1.5%.  The increase in the loan portfolio primarily occurred as the production of new one- to four-family residential loans exceeded principal repayments and loan sales.

Securities.  At June 30, 2019, our securities portfolio totaled $364.3 million, or 17.4% of total assets.  During the six months ended June 30, 2019, the securities portfolio decreased by $9.8 million, or 2.6%.  The decrease in the securities portfolio was due to principal repayments and security sales exceeding new security purchases.  During the six months ended June 30, 2019,  $7.8 million of securities were purchased for the held-to-maturity portfolio.

During the six months ended June 30, 2019, we transferred securities with a book value of $11.1 million from held-to-maturity to available-for-sale with the adoption of ASU 2017-12 on derivatives and hedging.

At June 30, 2019,  none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans.

Deposits.  Deposits were $1.6 billion at June 30, 2019,  an increase of $16.6 million, or 1.0%, since December 31, 2018.  The growth in deposits was primarily due to an increase of $64.8 million in certificates of deposit, which was partially offset by a $49.6 million decrease in savings accounts during the six months ended June 30, 2019.  The increase in certificates of deposit included a $28.0 million increase in deposits made by state and local governments.

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank and funds borrowed under securities sold under agreements to repurchase.  During the six months ending June 30, 2019 total borrowings decreased to $155.5 million at June 30, 2019 from $172.2 million at December 31, 2018.   Securities sold under agreements to

repurchase decreased by $20.0 million to $10.0 million, while Federal Home Loan Bank advances increased by $3.3 million to $145.5 million.  We have not required any additional borrowings to fund our operations.  Instead, we have primarily funded our operations with additional deposits, proceeds from loan sales and principal repayments on loans and mortgage-backed securities.

Stockholders’ Equity.  Total stockholders’ equity increased to $241.8 million at June 30, 2019 from $235.1 million at December 31, 2018.  The increase in stockholders’ equity occurred primarily due to net income of $11.6 million and $3.2 million of shares issued for the exercise of stock options.  This was partially offset by the declaration of dividends of $5.0 million and the repurchase of $4.7 million of common stock.

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
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,543,818	$15,385	3.99%	$1,468,803	$14,265	3.88%
Multi-family residential	12,508	146	4.67	10,654	121	4.54
Construction, commercial and other	19,878	229	4.61	24,076	279	4.64
Home equity loans and lines of credit	11,208	165	5.89	12,612	159	5.04
Other loans	5,945	78	5.25	4,431	60	5.42
Total loans	1,593,357	16,003	4.02	1,520,576	14,884	3.92
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	367,507	2,847	3.10	405,143	3,122	3.08
Trust preferred securities	—	—	—	247	—	—
Total securities	367,507	2,847	3.10	405,390	3,122	3.08
Other	38,786	264	2.72	33,574	176	2.10
Total interest-earning assets	1,999,650	19,114	3.82	1,959,540	18,182	3.71
Non-interest-earning assets	77,327			68,178
Total assets	$2,076,977			$2,027,718

Interest-bearing liabilities:
Savings accounts	$946,790	1,164	0.49%	$1,026,940	1,187	0.46%
Certificates of deposit	461,485	2,334	2.02	355,964	1,486	1.67
Money market accounts	5,239	6	0.46	5,795	7	0.48
Checking and Super NOW accounts	190,412	10	0.02	184,304	10	0.02
Total interest-bearing deposits	1,603,926	3,514	0.88	1,573,003	2,690	0.68
Federal Home Loan Bank advances	122,319	897	2.93	102,620	459	1.79
Securities sold under agreements to repurchase	10,000	41	1.64	30,000	126	1.68
Total interest-bearing liabilities	1,736,245	4,452	1.03	1,705,623	3,275	0.77
Non-interest-bearing liabilities	98,808			86,821
Total liabilities	1,835,053			1,792,444
Stockholders’ equity	241,924			235,274
Total liabilities and stockholders’ equity	$2,076,977			$2,027,718

Net interest income		$14,662			$14,907
Net interest rate spread (3)			2.79%			2.94%
Net interest-earning assets (4)	$263,405			$253,917
Net interest margin (5)			2.93%			3.04%
Interest-earning assets to interest-bearing liabilities	115.17%			114.89%

(1)	Annualized.
(2)	Average balance includes loans or investments available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2019			2018
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,536,827	$30,378	3.95%	$1,458,492	$28,573	3.92%
Multi-family residential	12,303	284	4.62	10,699	243	4.54
Construction, commercial and other	20,505	480	4.68	22,777	545	4.79
Home equity loans and lines of credit	11,229	318	5.66	12,733	311	4.88
Other loans	5,712	151	5.29	4,467	119	5.33
Total loans	1,586,576	31,611	3.98	1,509,168	29,791	3.95
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	370,296	5,718	3.09	406,374	6,251	3.08
Trust preferred securities	6	—	—	327	—	—
Total securities	370,302	5,718	3.09	406,701	6,251	3.07
Other	35,691	490	2.75	38,790	374	1.93
Total interest-earning assets	1,992,569	37,819	3.80	1,954,659	36,416	3.73
Non-interest-earning assets	78,047			69,147
Total assets	$2,070,616			$2,023,806

Interest-bearing liabilities:
Savings accounts	$961,177	2,335	0.49%	$1,033,130	2,361	0.46%
Certificates of deposit	443,143	4,371	1.97	349,554	2,748	1.57
Money market accounts	5,327	12	0.45	5,699	13	0.46
Checking and Super NOW accounts	189,313	20	0.02	183,063	19	0.02
Total interest-bearing deposits	1,598,960	6,738	0.84	1,571,446	5,141	0.65
Federal Home Loan Bank advances	115,095	1,452	2.52	100,466	878	1.75
Securities sold under agreements to repurchase	15,663	131	1.67	30,000	251	1.67
Total interest-bearing liabilities	1,729,718	8,321	0.96	1,701,912	6,270	0.74
Non-interest-bearing liabilities	100,152			86,691
Total liabilities	1,829,870			1,788,603
Stockholders’ equity	240,746			235,203
Total liabilities and stockholders’ equity	$2,070,616			$2,023,806

Net interest income		$29,498			$30,146
Net interest rate spread (3)			2.84%			2.99%
Net interest-earning assets (4)	$262,851			$252,747
Net interest margin (5)			2.96%			3.08%
Interest-earning assets to interest-bearing liabilities	115.20%			114.85%

(1)	Annualized.
(2)	Average balance includes loans or investments available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2019 and 2018

General.  Net income increased by $97,000 or 2.0%, to $5.1 million for the three months ended June 30, 2019 from $5.0 million for the three months ended June 30, 2018.  The increase in net income was due to a $436,000 increase in noninterest income and a $111,000 decrease in the provision for loan losses.  These increases were partially offset by a $245,000 decrease in net interest income, a $137,000 increase in noninterest expense, and a $68,000 increase in income taxes.

Net Interest Income.  Net interest income decreased by $245,000, or 1.6%, to $14.7 million for the three months ended June 30, 2019 from $14.9 million for the three months ended June 30, 2018.  Interest income increased by $932,000, or 5.1%, due to a $40.1 million increase in the average balance of interest-earning assets and an 11 basis point increase in the yield on average interest-earning assets.  Interest expense increased by $1.2 million or 35.9%, due to a $30.6 million increase in the average balance of interest-bearing liabilities and a 26 basis point increase in the cost of average interest-bearing liabilities. The interest rate spread and net interest margin were 2.79% and 2.93%, respectively, for the three months ended June 30, 2019, compared to 2.94% and 3.04% respectively, for the three months ended June 30, 2018.  The decreases in the interest rate spread and in the net interest margin are attributable to the 26 basis point increase in the cost of average interest-bearing liabilities, which was partially offset by an 11 basis point increase in the yield on average interest-earning assets.

Interest Income.  Interest income increased by $932,000, or 5.1%, to $19.1 million for the three months ended June 30, 2019 from $18.2 million for the three months ended June 30, 2018.  Interest income on loans increased by $1.1 million, or 7.5%, to $16.0 million for the three months ended June 30, 2019 from $14.9 million for the three months ended June 30, 2018.  The increase in interest income on loans occurred primarily because the average balance of loans grew by $72.8 million, or 4.8%, as new loan originations exceeded loan repayments and loan sales.

Interest Expense.  Interest expense increased by $1.2 million, or 35.9%, to $4.5 million for the three months ended June 30, 2019 from $3.3 million for the three months ended June 30, 2018.  Interest expense on deposits increased by $824,000, or 30.6%, to $3.5 million for the three months ended June 20, 2019 from $2.7 million for the three months ended June 30, 2018.  The increase in interest expense on deposits was due to an increase in the average rate paid on deposits and in the average balance.  The average rate on deposits rose to 0.88% for the three months ended June 30, 2019 compared to 0.68% for the three months ended June 30, 2018.  The increase in the average rate on deposits is primarily due to an increase in the average cost of certificates of deposit, which increased to 2.02% for the three months ended June 30, 2019 from 1.67% for the three months ended June 30, 2018.  The increase in the average rate paid on certificates of deposit was primarily due to higher interest rates paid on certificates of deposit from state and local governments.  The average balance of deposits increased by $30.9 million, or 2.0%, to $1.6 billion for the three months ended June 30, 2019.  The growth in deposits was primarily due to a $105.5 million increase in the average balance of certificates of deposit, which was partially offset by an $80.2 million decrease in the average balance of savings accounts.  Interest expense on Federal Home Loan Bank advances rose to $897,000 for the three months ended June 30, 2019 compared to $459,000 for the three months ended June 30, 2018.  The increase in interest expense on advances occurred because of a $19.7 million increase in the average balance and a 114 basis point increase in the cost of advances.  The increase in the average balance and cost of advances occurred as we obtained $82.0 million of long-term FHLB advances in 2019 to control our interest rate risk.  Interest expense on securities sold under agreements to repurchase declined to $41,000 for the three months ended June 30, 2019 compared to $126,000 for the three months ended June 30, 2018.  The decrease in interest expense on securities sold under agreements to repurchase occurred primarily because of a $20.0 million decrease in the average balance, which occurred as matured borrowings were paid off.

Provision for Loan Losses.  We recorded a reversal of provision for loan losses of $51,000 and recorded provisions of $60,000 for the three months ended June 30, 2019 and June 30, 2018, respectively.   The reversal of provisions in 2019 resulted from the improving credit quality of our loan portfolio and a reduction in loan losses.  The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.16% and 0.17% at June 30, 2019 and 2018, respectively.  Nonaccrual loans totaled $892,000 at June 30, 2019, or 0.06% of total loans at that date, compared to $2.1 million of nonaccrual loans at June 30, 2018, or 0.10% of total loans at that date.  Nonaccrual loans as of June 30, 2019 and 2018 consisted primarily of one- to four-family residential real estate loans.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2019 and 2018.  For additional information see Note (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income.  The following table summarizes changes in noninterest income between the three months ended June 30, 2019 and 2018.

	Three Months Ended
	June 30,		Change
	2019	2018	$ Change	% Change
		(Dollars in thousands)
Service fees on loan and deposit accounts	$485	$487	$(2)	(0.4)%
Income on bank-owned life insurance	210	216	(6)	(2.8)%
Gain on sale of investment securities	70	45	25	55.6%
Gain on sale of loans	—	10	(10)	(100.0)%
Other	508	79	429	543.0%
Total	$1,273	$837	$436	52.1%

Noninterest income increased by $436,000 for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  Other income increased primarily due to bank-owned life insurance proceeds.

Noninterest Expense.  The following table summarizes changes in noninterest expense between the three months ended June 30, 2019 and 2018.

	Three Months Ended
	June 30,		Change
	2019	2018	$ Change	% Change
		(Dollars in thousands)
Salaries and employee benefits	$5,730	$5,496	$234	4.3%
Occupancy	1,578	1,574	4	0.3%
Equipment	1,018	997	21	2.1%
Federal deposit insurance premiums	143	154	(11)	(7.1)%
Other general and administrative expenses	1,042	1,153	(111)	(9.6)%
Total	$9,511	$9,374	$137	1.5%

Noninterest expense increased by $137,000 for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  Salaries and employee benefit expense increased primarily due to an increase in the expense for performance-based stock awards.  Other general and administrative expenses decreased primarily due to decreases in marketing expenses, legal expense and charitable contributions, which was partially offset by an increase in auditing expenses.

Income Tax Expense.  Income taxes were $1.4 million for the three months ended June 30, 2019, reflecting an effective tax rate of 21.9%, compared to $1.3 million for the three months ended June 30, 2018, reflecting an effective tax rate of 21.3%.  Income tax expense for the three months ended June 30, 2019 included a tax benefit of $144,000 related to the exercise of stock options.  In addition, $419,000 of recoveries on bank-owned life insurance was not taxable, which lowered the effective tax rate.  Income tax expense for the three months ended June 30, 2018 included tax benefits of $110,000 related to the exercise of stock options and $140,000 for a $1.0 million contribution to our defined benefit pension plan.  The tax benefit from the pension contribution occurred as the tax deduction for the pension contribution was calculated at the 35.0% federal corporate tax rate for 2017 rather than the 21.0% federal corporate tax rate for 2018.

Comparison of Operating Results for the Six Months Ended June 30, 2019 and 2018

General.  Net income increased by $1.8 million, or 18.4%, from $9.8 million for the six months ended June 30, 2018 to $11.6 million for the six months ended June 30, 2019.  The increase in net income was due to a $3.1 million increase in noninterest income and a $115,000 decrease in loan loss provisions.  These increases were partially offset by a $648,000 decrease in net interest income, a $518,000 increase in noninterest expense and a $282,000 increase in income taxes.

Net Interest Income.  Net interest income decreased by $648,000 or 2.1%, to $29.5 million for the six months ended June 30, 2019.  Interest income increased by $1.4 million, or 3.9%, due to a $37.9 million increase in the average balance of interest-earning assets and a seven basis point increase in the average yield of interest-earning assets.  Interest expense increased by $2.1 million, or 32.7%, due to a $27.8 million increase in the average balance of interest-bearing liabilities and a 22 basis point increase in the cost of average interest-bearing liabilities. The interest rate spread and net interest margin were 2.84% and 2.96% respectively, for the six months ended June 30, 2019, compared to 2.99% and 3.08%, respectively, for the six months ended June 30, 2018.  The decreases in the interest rate spread and in the net interest margin are attributable to a 22 basis point increase in the cost of average interest-bearing liabilities that was partially offset by a seven basis point increase in the yield of average interest-earning assets.

Interest Income.  Interest income increased by $1.4 million, or 3.9%, to $37.8 million for the six months ended June 30, 2019.  Interest income on loans increased by $1.8 million, or 6.1%, to $31.6 million for the six months ended June 30, 2019 from $29.8 million for the six months ended June 30, 2018.  The increase in interest income on loans occurred primarily because the average balance of loans grew by $77.4 million, or 5.1%, as new loan originations exceeded loan repayments and loan sales.

Interest Expense.  Interest expense increased by $2.1 million, or 32.7%, to $8.3 million for the six months ended June 30, 2019.  Interest expense on deposits increased by $1.6 million, or 31.1%, from $5.1 million for the six months ended June 30, 2018 to $6.7 million for the six months ended June 30, 2019. The increase in interest expense on deposits was due to an increase the average rate paid on deposits and in the average balance.  The average rate on deposits rose to 0.84% for the six months ended June 30, 2019 compared to 0.65% for the six months ended June 30, 2018.  The increase in the average rate on deposits was primarily due to an increase in the average cost of certificates of deposit, which increased to 1.97% for the six months ended June 30, 2019 from 1.57% for the six months ended June 30, 2018.  The increase in the average rate paid on certificates of deposit was primarily due to higher interest rates paid on certificates of deposit from state and local governments.   The average balance of deposits increased by $27.5 million, or 1.8%, to $1.6 billion for the six months ended June 30, 2019.  The growth in deposits was primarily due to a $93.6 million increase in the average balance of certificates of deposit, which was partially offset by a $72.0 million decrease in the average balance of savings accounts.  Interest expense on Federal Home Loan Bank advances rose to $1.5 million for the six months ended June 30, 2019 compared to $878,000 for the six months ended June 30, 2018.  The increase in interest expense on advances occurred because of a $14.6 million increase in the average balance and a 77 basis point increase in the cost of advances.  The increase in the average balance and cost of FHLB advances occurred as we obtained $82.0 million of long-term FHLB advances in 2019 to control interest rate risk.  Interest expense on securities sold under agreements to repurchase declined to $131,000 for the six months ended June 30, 2019 compared to $251,000 for the six months ended June 30, 2018.  The decrease in interest expense on securities sold under agreements to repurchase occurred primarily because of a $14.3 million decrease in the average balance, which occurred as matured borrowings were paid off.

Provision for Loan Losses.  We recorded a reversal of provision for loan losses of $46,000 and recorded provisions for loan losses of $69,000 for the six months ended June 30, 2019 and 2018, respectively.  The reversal of provisions in 2019 resulted from the improving credit quality of our loan portfolio and a reduction in loan losses.  The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.16% and 0.17% at June 30, 2019 and 2018, respectively.  Nonaccrual loans totaled $892,000 at June 30, 2019, or 0.06% of total loans at that date, compared to $2.1 million of nonaccrual loans at June 30, 2018, or 0.10% of total loans at that date.  Nonaccrual loans as of June 30, 2019 and 2018 consisted primarily of one- to four-family residential real estate loans.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2019 and 2018.

For additional information see Note (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income.  The following table summarizes changes in noninterest income between the six months ended June 30, 2019 and 2018.

	Six Months Ended
	June 30,		Change
	2019	2018	$ Change	% Change
		(Dollars in thousands)
Service fees on loan and deposit accounts	$923	$902	$21	2.3%
Income on bank-owned life insurance	417	431	(14)	(3.2)%
Gain on sale of investment securities	2,787	45	2,742	6,093.3%
Gain on sale of loans	6	53	(47)	(88.7)%
Other	580	148	432	291.9%
Total	$4,713	$1,579	$3,134	198.5%

Noninterest income increased by $3.1 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  During the six months ended June 30, 2019 we sold our investment in a trust preferred security, PreTSL XXIII, resulting in a gain of $2.7 million.  The sale of this trust preferred security, which had a significant deterioration in the issuer’s credit rating, is in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of its intent to hold the remaining securities in the held-to-maturity portfolio to maturity.  Other income increased primarily due to bank-owned life insurance proceeds.

Noninterest Expense.  The following table summarizes changes in noninterest expense between the six months ended June 30, 2019 and 2018.

	Six Months Ended
	June 30,		Change
	2019	2018	$ Change	% Change
		(Dollars in thousands)
Salaries and employee benefits	$11,416	$11,143	$273	2.4%
Occupancy	3,170	3,090	80	2.6%
Equipment	2,111	1,939	172	8.9%
Federal deposit insurance premiums	287	307	(20)	(6.5)%
Other general and administrative expenses	2,301	2,288	13	0.6%
Total	$19,285	$18,767	$518	2.8%

Noninterest expense increased by $518,000 for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Salaries and employee benefits expense increased primarily due to an increase in the expense for performance-based stock awards. Equipment expense increased primarily due to an increase in service bureau expense.

Income Tax Expense.  Income taxes were $3.4 million for the six months ended June 30, 2019, reflecting an effective tax rate of 22.6%, compared to $3.1 million for the six months ended June 30, 2018, reflecting an effective tax rate of 24.1%.  Income tax expense for the six months ended June 30, 2019 included tax benefits of $232,000 related to the exercise of stock options.  In addition, $419,000 of recoveries on bank-owned life insurance was not taxable, which lowered the effective tax rate.  Income tax expense for the six months ended June 30, 2018 included tax benefits of $129,000 related to the exercise of stock options and $140,000 for a $1.0 million contribution to our defined benefit pension plan.  The tax benefit from the pension contribution occurred as the tax deduction for the pension contribution was calculated at the 35.0% federal corporate tax rate for 2017 rather than the 21.0% federal corporate tax rate for 2018.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan repayments, advances from the Federal Home Loan Bank, securities sold under agreements to repurchase, proceeds from loan sales and principal repayments on securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Chief Financial Officer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2019.

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

Our most liquid asset is cash.  The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period.  At June 30, 2019, our cash and cash equivalents totaled $41.5 million. On that date, we had $10.0 million in securities sold under agreements to repurchase outstanding and $145.5 million of Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $698.3 million under Federal Home Loan Bank advances.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2019, we had $11.5 million in loan commitments outstanding, most of which were for fixed-rate loans, and had $29.1 million in unused lines of credit to borrowers.  Certificates of deposit due within one year at June 30, 2019 totaled $289.7 million, or 17.6% of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2020.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities.  During the six months ended June 30, 2019 and 2018 we originated $99.0 million and $121.7 million of loans, respectively.  We purchased $7.8 million $15.0 million of securities in the six months ended June 30, 2019 and 2018, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances, securities sold under agreements to repurchase, stock repurchases and dividend payments.  We experienced net increases in deposits of $16.6 million and $49.9 million for the six months ended June 30, 2019 and 2018, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provide an additional source of funds.  Federal Home Loan Bank advances were $145.5 million and $142.2 million at June 30, 2019 and December 31, 2018, respectively.  We had the ability to borrow up to an additional $698.3 million and $769.3 million from the Federal Home Loan Bank as of June 30, 2019 and December 31, 2018, respectively.  We also utilize securities sold under agreements to repurchase as another borrowing source.  Securities sold under agreements to repurchase were $10.0 million at June 30, 2019 and $30.0 million at December 31, 2018.

At June 30, 2019, we had $85.0 million in standby letters of credit from the FHLB for use as collateral for State of Hawaii deposits.  At December 31, 2018, we did not have any standby letters of credit from the FHLB.

Territorial Bancorp Inc. is a separate legal entity from Territorial Savings Bank and must provide for its own liquidity to pay dividends, repurchase shares of its common stock and for other corporate purposes.  Territorial Bancorp Inc.’s primary source of liquidity is dividend payments from Territorial Savings Bank.  The ability of Territorial Savings Bank to pay dividends to Territorial Bancorp Inc. is subject to regulatory requirements.  At June 30, 2019, Territorial Bancorp Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $19.8 million.

Territorial Savings Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  Effective January 1, 2015, the well capitalized threshold for Tier 1 risk-based capital was increased from 6.0% to 8.0% and a new capital standard, common equity tier 1 risk-based capital, was implemented with a 6.5% ratio requirement for a financial institution to be considered well capitalized.  Additionally, effective January 1, 2015, consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions became applicable to savings and loan holding companies over $1.0 billion in assets, such as the Company.  This asset level increased to $3.0 billion in 2018.  Accordingly, the Company is no longer subject to regulatory capital requirements.  The capital requirements became fully-phased in on January 1, 2019.  At June 30, 2019 and December 31, 2018, Territorial Savings Bank exceeded all of the fully-phased in regulatory capital requirements and is considered to be “well capitalized” under regulatory guidelines.  In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019.

The tables below present the fully-phased in capital required to be considered “well-capitalized” and meet the capital conservation buffer requirement as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for Territorial Savings Bank and the Company at June 30, 2019 and December 31, 2018:

(Dollars in thousands)	Required Ratio	Actual Amount	Actual Ratio
June 30, 2019:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$228,965	11.05%
Territorial Bancorp Inc.		$248,972	12.01%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$228,965	23.30%
Territorial Bancorp Inc.		$248,972	25.33%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$228,965	23.30%
Territorial Bancorp Inc.		$248,972	25.33%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$231,747	23.59%
Territorial Bancorp Inc.		$251,754	25.61%

December 31, 2018:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$225,694	11.09%
Territorial Bancorp Inc.		$242,888	11.92%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$225,694	23.50%
Territorial Bancorp Inc.		$242,888	25.29%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$225,694	23.50%
Territorial Bancorp Inc.		$242,888	25.29%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$228,423	23.78%
Territorial Bancorp Inc.		$245,617	25.57%

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

At June 30, 2019 and December 31, 2018, the Bank’s capital ratios exceeded the minimum capital thresholds for a “well-capitalized” institution.  There are no conditions or events that have changed the institution’s category under the capital guidelines.

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

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.  Except for an increase of $64.8 million in certificates of deposit and an increase of $3.6 million in loan commitments between December 31, 2018 and June 30, 2019, there have not been any material changes in contractual obligations and funding needs since December 31, 2018.

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

Because we have historically operated as a traditional thrift institution, the significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit accounts, securities sold under agreements to repurchase and Federal Home Loan Bank advances.  In addition, there is little demand for adjustable-rate mortgage loans in the Hawaii market area.  This has resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets.  We sold $2.5 million and $7.0 million of fixed-rate mortgage loans for the six months ended June 30, 2019 and 2018, respectively, to reduce our interest rate risk.

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

The following table presents our internal calculations of the estimated changes in our EVE as of March 31, 2019 (the latest date for which we have available information) that would result from the designated instantaneous changes in the interest rate yield curve.

					Increase
					(Decrease) in
		Estimated		EVE Ratio as a	EVE Ratio as a
Change in		Increase		Percent of	Percent of
Interest Rates	Estimated EVE	(Decrease) in	Percentage	Present Value	Present Value of
(bp) (1)	(2)	EVE	Change in EVE	of Assets (3)(4)	Assets (3)(4)
(Dollars in thousands)
+400	$133,953	$(168,677)	(55.74)%	8.37%	(6.46)%
+300	$178,432	$(124,198)	(41.04)%	10.47%	(4.36)%
+200	$228,936	$(73,694)	(24.35)%	12.59%	(2.24)%
+100	$277,945	$(24,685)	(8.16)%	14.34%	(0.49)%
0	$302,630	$—	—%	14.83%	—%
-100	$287,949	$(14,681)	(4.85)%	13.64%	(1.19)%
-200	$226,223	$(76,407)	(25.25)%	10.55%	(4.28)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Interest rates on Freddie Mac mortgage-backed securities have decreased by 24 basis points between March 31, 2019 and June 30, 2019.  The decrease in interest rates is not expected to have a significant effect on estimated EVE.

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

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2019. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)             Not applicable.

(b)             Not applicable.

(c)             Stock Repurchases.  The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended June 30, 2019:

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average Price	Part of Publicly	That May Yet be
	of Shares	Paid per	Announced Plans or	Purchased Under the
Period	Purchased (1)	Share	Programs	Plans or Programs (2)
April 1, 2019 through April 30, 2019	39,733	$28.63	—	$—
May 1, 2019 through May 31, 2019	16,440	29.01	—	—
June 1, 2019 through June 30, 2019	6,040	28.75	—	5,000,000

Total	62,213	$28.74	—	$5,000,000

______________________________

(1)

Includes shares acquired by the Company to settle the exercise price in connection with stock swap or net settlement transactions related to the exercise of stock options and to pay for taxes in connection with restricted stock vesting.

(2)

On June 6, 2019, the Company announced its ninth repurchase program.  Under the repurchase program, the Company was authorized to repurchase up to $5,000,000 of our common stock based on certain price assumptions.  We have entered into a Rule 10b5-1 plan with respect to our stock repurchase program.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed below.

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1

Territorial Bancorp Inc. 2019 Equity Incentive Plan (incorporated by reference to Appendix A to the definitive proxy statement for Territorial Bancorp Inc.’s 2019 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 16, 2019).

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

101

The following materials from Territorial Bancorp Inc’s Form 10-Q report for the quarter ended June 30, 2019, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

TERRITORIAL BANCORP INC.
(Registrant)

Date: August 8, 2019	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and
Chief Executive Officer

Date: August 8, 2019	/s/ Melvin M. Miyamoto
Melvin M. Miyamoto
Senior Vice President and Chief Financial Officer