Form 10-Q
period 2019-09-30
Territorial Bancorp Inc.
filed 2019-11-08
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2019

or

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

Not Applicable

(Former name, former address and formal fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock	TBNK	The Nasdaq Stock Market LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 9,677,910 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of October 31, 2019.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	September 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$29,410	$47,063
Investment securities available for sale, at fair value	8,882	2,560
Investment securities held to maturity, at amortized cost (fair value of $377,023 and $364,922 at September 30, 2019 and December 31, 2018, respectively)	369,387	371,517
Loans held for sale	553	309
Loans receivable, net	1,592,863	1,574,714
Federal Home Loan Bank stock, at cost	9,839	8,093
Federal Reserve Bank stock, at cost	3,128	3,114
Accrued interest receivable	5,494	5,274
Premises and equipment, net	4,330	4,823
Right-of-use asset, net	11,178	—
Bank-owned life insurance	44,909	45,066
Deferred income tax assets, net	3,048	4,136
Prepaid expenses and other assets	2,748	2,537
Total assets	$2,085,769	$2,069,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,605,194	$1,629,164
Advances from the Federal Home Loan Bank	183,900	142,200
Securities sold under agreements to repurchase	10,000	30,000
Accounts payable and accrued expenses	23,242	23,346
Lease liability	11,733	—
Income taxes payable	2,175	2,407
Advance payments by borrowers for taxes and insurance	3,923	7,010
Total liabilities	1,840,167	1,834,127

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 9,674,922 and 9,645,955 shares at September 30, 2019 and December 31, 2018, respectively	97	97
Additional paid-in capital	64,732	65,090
Unearned ESOP shares	(4,526)	(4,893)
Retained earnings	192,520	182,594
Accumulated other comprehensive loss	(7,221)	(7,809)
Total stockholders’ equity	245,602	235,079
Total liabilities and stockholders’ equity	$2,085,769	$2,069,206

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest income:
Loans	$15,864	$15,038	$47,475	$44,829
Investment securities	2,865	3,032	8,583	9,283
Other investments	219	208	709	582
Total interest income	18,948	18,278	56,767	54,694

Interest expense:
Deposits	3,382	2,899	10,120	8,040
Advances from the Federal Home Loan Bank	973	493	2,425	1,371
Securities sold under agreements to repurchase	42	125	173	376
Total interest expense	4,397	3,517	12,718	9,787

Net interest income	14,551	14,761	44,049	44,907
Provision (reversal of provision) for loan losses	111	(50)	65	19

Net interest income after provision for loan losses	14,440	14,811	43,984	44,888

Noninterest income:
Service fees on loan and deposit accounts	504	470	1,427	1,372
Income on bank-owned life insurance	215	216	632	647
Gain on sale of investment securities	123	—	2,910	45
Gain on sale of loans	1,205	8	1,211	61
Other	55	52	635	200
Total noninterest income	2,102	746	6,815	2,325

Noninterest expense:
Salaries and employee benefits	5,586	5,655	17,002	16,798
Occupancy	1,610	1,599	4,780	4,689
Equipment	1,039	1,061	3,150	3,000
Federal deposit insurance premiums	1	150	288	457
Other general and administrative expenses	1,165	1,038	3,466	3,326
Total noninterest expense	9,401	9,503	28,686	28,270

Income before income taxes	7,141	6,054	22,113	18,943
Income taxes	1,775	1,268	5,163	4,374
Net income	$5,366	$4,786	$16,950	$14,569

Basic earnings per share	$0.58	$0.52	$1.83	$1.57
Diluted earnings per share	$0.57	$0.51	$1.81	$1.54
Cash dividends declared per common share	$0.22	$0.22	$0.76	$0.72
Basic weighted-average shares outstanding	9,212,119	9,212,913	9,184,741	9,238,827
Diluted weighted-average shares outstanding	9,295,729	9,377,403	9,309,420	9,424,992

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$5,366	$4,786	$16,950	$14,569

Change in unrealized gain or loss on securities, net of tax	(21)	(19)	588	(79)
Other comprehensive income (loss), net of tax	(21)	(19)	588	(79)
Comprehensive income	$5,345	$4,767	$17,538	$14,490

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

						Accumulated
	Common		Additional	Unearned		Other	Total
	Shares	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Shares	Earnings	Loss	Equity
Balance at June 30, 2018	9,749,697	$98	$67,584	$(5,138)	$179,044	$(6,889)	$234,699

Net income	—	—	—	—	4,786	—	4,786
Other comprehensive loss	—	—	—	—	—	(19)	(19)
Cash dividends declared ($0.22 per share)	—	—	—	—	(2,031)	—	(2,031)
Share-based compensation	1,200	—	121	—	—	—	121
Allocation of 12,233 ESOP shares	—	—	247	122	—	—	369
Repurchase of shares of common stock	(69,318)	(1)	(2,089)	—	—	—	(2,090)
Exercise of options for common stock	—	—	—	—	—	—	—

Balances at September 30, 2018	9,681,579	$97	$65,863	$(5,016)	$181,799	$(6,908)	$235,835

Balances at December 31, 2017	9,915,058	$99	$73,050	$(5,383)	$172,782	$(5,694)	$234,854

Net income	—	—	—	—	14,569	—	14,569
Other comprehensive loss	—	—	—	—	—	(79)	(79)
Reclassification of deferred taxes	—	—	—	—	1,135	(1,135)	—
Cash dividends declared ($0.72 per share)	—	—	—	—	(6,687)	—	(6,687)
Share-based compensation	4,401	—	256	—	—	—	256
Allocation of 36,699 ESOP shares	—	—	751	367	—	—	1,118
Repurchase shares of common stock	(306,888)	(3)	(9,391)	—	—	—	(9,394)
Exercise of options for common stock	69,008	1	1,197	—	—	—	1,198

Balances at September 30, 2018	9,681,579	$97	$65,863	$(5,016)	$181,799	$(6,908)	$235,835

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

						Accumulated
	Common		Additional	Unearned		Other	Total
	Shares	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Shares	Earnings	Loss	Equity
Balance at June 30, 2019	9,664,793	$97	$64,335	$(4,649)	$189,189	$(7,200)	$241,772

Net income	—	—	—	—	5,366	—	5,366
Other comprehensive income	—	—	—	—	—	(21)	(21)
Cash dividends declared ($0.22 per share)	—	—	—	—	(2,035)	—	(2,035)
Share-based compensation	—	—	123	—	—	—	123
Allocation of 12,233 ESOP shares	—	—	227	123	—	—	350
Repurchase of shares of common stock	(11,071)	—	(321)	—	—	—	(321)
Exercise of options for common stock	21,200	—	368	—	—	—	368

Balances at September 30, 2019	9,674,922	$97	$64,732	$(4,526)	$192,520	$(7,221)	$245,602

Balances at December 31, 2018	9,645,955	$97	$65,090	$(4,893)	$182,594	$(7,809)	$235,079

Net income	—	—	—	—	16,950	—	16,950
Other comprehensive income	—	—	—	—	—	588	588
Adoption of lease accounting standard	—	—	—	—	(10)	—	(10)
Cash dividends declared ($0.76 per share)	—	—	—	—	(7,014)	—	(7,014)
Share-based compensation	6,541	—	494	—	—	—	494
Allocation of 36,699 ESOP shares	—	—	661	367	—	—	1,028
Repurchase of shares of common stock	(180,944)	(2)	(5,042)	—	—	—	(5,044)
Exercise of options for common stock	203,370	2	3,529	—	—	—	3,531

Balances at September 30, 2019	9,674,922	$97	$64,732	$(4,526)	$192,520	$(7,221)	$245,602

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$16,950	$14,569
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	65	19
Depreciation and amortization	876	946
Deferred income tax expense	874	911
Amortization of fees, discounts, and premiums, net	(419)	(324)
Amortization of right-of-use asset	2,076	—
Origination of loans held for sale	(3,845)	(7,996)
Proceeds from sales of loans held for sale	3,631	8,460
Gain on sale of loans, net	(1,211)	(61)
Net gain on sale of real estate owned	—	(4)
Gain on sale of investment securities available for sale	(153)	—
Gain on sale of investment securities held to maturity	(2,757)	(45)
Net loss on disposal of premises and equipment	—	3
ESOP expense	1,028	1,118
Share-based compensation expense	494	256
Increase in accrued interest receivable	(220)	(268)
Net increase in bank-owned life insurance	(631)	(647)
Net decrease in prepaid expenses and other assets	54	1,213
Net increase (decrease) in accounts payable and accrued expenses	245	(6,044)
Net decrease in lease liability	(2,000)	—
Net decrease in advance payments by borrowers for taxes and insurance	(3,087)	(2,586)
Net decrease in income taxes receivable	—	858
Net decrease in income taxes payable	(232)	(68)

Net cash from operating activities	11,738	10,310

Cash flows from investing activities:
Purchases of investment securities held to maturity	(7,845)	(14,983)
Principal repayments on investment securities held to maturity	28,043	34,270
Principal repayments on investment securities available for sale	917	171
Proceeds from sale of investment securities held to maturity	3,527	4,462
Proceeds from sale of investment securities available for sale	5,117	—
Loan originations, net of principal repayments on loans receivable	(47,118)	(57,568)
Purchases of Federal Home Loan Bank stock	(21,642)	(4,192)
Proceeds from redemption of Federal Home Loan Bank stock	19,896	4,688
Purchases of Federal Reserve Bank stock	(14)	(3)
Proceeds from bank-owned life insurance	788	—
Proceeds from sale of real estate owned	—	50
Purchases of premises and equipment	(383)	(233)

Net cash from investing activities	(18,714)	(33,338)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from financing activities:
Net (decrease) increase in deposits	$(23,970)	$46,098
Proceeds from advances from the Federal Home Loan Bank	539,100	91,000
Repayments of advances from the Federal Home Loan Bank	(497,400)	(107,200)
Repayments of securities sold under agreements to repurchase	(20,000)	—
Purchases of Fed Funds	10	10
Sales of Fed Funds	(10)	(10)
Proceeds from issuance of common stock	170	—
Repurchases of common stock	(1,597)	(8,196)
Cash dividends paid	(6,980)	(6,662)

Net cash from financing activities	(10,677)	15,040

Net decrease in cash and cash equivalents	(17,653)	(7,988)

Cash and cash equivalents at beginning of the period	47,063	32,089

Cash and cash equivalents at end of the period	$29,410	$24,101

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$12,772	$10,122
Income taxes	4,521	2,673

Supplemental disclosure of noncash investing and financing activities:
Company stock acquired through stock swap and net settlement transactions	$3,361	$1,198
Company stock repurchased through swap and net settlement transactions	3,447	1,198
Loans transferred to real estate owned	—	46
Loans receivable transferred to held for sale	29,229	—
Loans held for sale securitized into investment securities	30,145	—
Dividends declared, not yet paid	34	25
Establishment of right-of-use asset	13,254	—
Establishment of lease liability	13,733	—
Transfer of securities from held-to-maturity to available-for-sale	11,390	—

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)      Organization

In 2009, Territorial Savings Bank (the Bank) completed a conversion from a mutual holding company to a stock holding company.  As part of the conversion, Territorial Mutual Holding Company and Territorial Savings Group, Inc., the former holding companies for Territorial Savings Bank, ceased to exist as separate legal entities, and Territorial Bancorp Inc. became the holding company for Territorial Savings Bank. Upon completion of the conversion and reorganization, a special “liquidation account” was established in an amount equal to the total equity of Territorial Mutual Holding Company as of December 31, 2008.  The liquidation account is to provide eligible account holders and supplemental eligible account holders who maintain their deposit accounts with Territorial Savings Bank after the conversion with a liquidation interest in the unlikely event of the complete liquidation of Territorial Savings Bank after the conversion.

In 2014, Territorial Savings Bank converted from a federal savings bank to a Hawaii state-chartered savings bank and became a member of the Federal Reserve System.

(2)      Basis of Presentation

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

During the three months ended September 30, 2019, the Company securitized fixed-rate mortgage loans with a book value of $29.2 million into Freddie Mac mortgage-backed securities with a fair value of $30.1 million.  The transaction was accounted for as a sale since the control of the mortgage loans was transferred to Freddie Mac.  Securitizations are accounted for as sales and a gain or loss is recognized for the difference between the fair value of the mortgage-backed securities, loan servicing rights and other assets received in the transaction and the book value of the loans sold.  The mortgage-backed securities received in securitizations may be classified as held-to-maturity or available-for-sale.

.

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

In June 2016, the FASB amended various sections of the FASB ASC related to the accounting for credit losses on financial instruments.  The amendment changes the threshold for recognizing losses from a “probable” to an “expected” model.  The new model is referred to as the current expected credit loss model and applies to loans, leases, held-to-maturity investments, loan commitments and financial guarantees.  The amendment requires the measurement of all expected credit losses for financial assets as of the reporting date (including historical experience, current conditions and reasonable and supportable forecasts) and enhanced disclosures that will help financial statement users understand the estimates and judgments used in estimating credit losses and evaluating the credit quality of an organization’s portfolio.  The amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  On October 16, 2019, the FASB voted to adopt a proposal that delays the effective date of the amendment for smaller reporting companies, as defined by the Securities and Exchange Commission, to fiscal years beginning after December 15, 2022.  The Company is a smaller reporting company.  The Company will apply the amendment’s provisions as a cumulative-effect adjustment to retained earnings at the beginning of the first period the amendment is effective. The Company is currently evaluating the effects that the adoption of this amendment will have on its consolidated financial statements by gathering the information that is necessary to make the calculations required by the amendment.  This may result in increased credit losses on financial instruments recorded in the consolidated financial statements.

In August 2017, the FASB amended the Derivatives and Hedging topic of the FASB ASC.  The primary focus of the amendment is to simplify hedge accounting and make the results of hedge transactions in the financial statements easier to understand.  An ancillary result of the amendment is that an entity may make a one-time transfer of certain securities from the held-to-maturity classification to the available-for-sale classification.  The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company does not engage in hedging activities. However, at January 1, 2019, it elected to transfer $11.4 million of held-to-maturity securities to the available-for-sale classification and recorded an unrecognized gain of $304,000, net of taxes, to other comprehensive income.

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

(4)      Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Cash and due from banks	$9,554	$9,771
Interest-earning deposits in other banks	19,856	37,292
Cash and cash equivalents	$29,410	$47,063

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank of San Francisco.

(5)      Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2019:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$8,170	$712	$—	$8,882
Total	$8,170	$712	$—	$8,882

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$369,387	$8,370	$(734)	$377,023
Total	$369,387	$8,370	$(734)	$377,023

December 31, 2018:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$2,644	$—	$(84)	$2,560
Total	$2,644	$—	$(84)	$2,560

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$371,442	$2,056	$(9,279)	$364,219
Trust preferred securities	75	628	—	703
Total	$371,517	$2,684	$(9,279)	$364,922

The amortized cost and estimated fair value of investment securities by maturity date at September 30, 2019 are shown below.  Incorporated in the maturity schedule are mortgage-backed securities, which are allocated using the contractual maturity as a basis.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Available-for-sale:
Due within 5 years	$—	$—
Due after 5 years through 10 years	—	—
Due after 10 years	8,170	8,882
Total	$8,170	$8,882

Held-to-maturity:
Due within 5 years	$1	$1
Due after 5 years through 10 years	63	64
Due after 10 years	369,323	376,958
Total	$369,387	$377,023

Realized gains and losses and the proceeds from sales of held-to-maturity and available-for-sale securities are shown in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Proceeds from sales	$4,308	$—	$8,644	$4,462
Gross gains	123	—	2,910	45
Gross losses	—	—	—	—

During the nine months ended September 30, 2019, the Company sold its $75,000 investment in its trust preferred security, PreTSL XXIII, and $746,000 of held-to-maturity mortgage-backed securities, and recorded gains of $2.7 million and $40,000, respectively.  The sale of the trust preferred security, which had a significant deterioration in the issuer’s credit rating, and the sale of the mortgage-backed securities, for which the Company had already collected a substantial portion of the outstanding purchased principal (at least 85%), were in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and do not taint management’s assertion of its intent to hold the remaining securities in the held-to-maturity portfolio to maturity.

As of January 1, 2019, the Company transferred securities with an amortized cost of $11.4 million from held-to-maturity to available-for-sale with the adoption of ASU 2017-12 on derivatives and hedging.

Investment securities with amortized costs of $190.6 million and $308.8 million at September 30, 2019 and December 31, 2018, respectively, were pledged to secure deposits made by state and local governments, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at September 30, 2019 and December 31, 2018.  The Company does not intend to sell held-to-maturity and available-for-sale securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
September 30, 2019:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$—	$—	$—	$—	—	$—	$—

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$18,891	$(86)	$42,358	$(648)	29	$61,249	$(734)

December 31, 2018:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$—	$—	$2,560	$(84)	1	$2,560	$(84)

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$57,154	$(254)	$220,338	$(9,025)	81	$277,492	$(9,279)

Mortgage-Backed Securities.  The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates subsequent to purchase.  All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a

U.S. government agency.  Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2019 and December 31, 2018.

During the three months ended September 30, 2019, the Company securitized fixed-rate first mortgage loans with a book value of $29.2 million into Freddie Mac mortgage-backed securities to increase liquidity.  The securitization transaction increased investment securities and lowered loans receivable.  The securitization transaction was accounted for by recording the mortgage-backed securities at a fair value of $30.1 million in accordance with the FASB ASC.  Mortgage servicing assets of $265,000 were also recorded on the transaction and a net gain of $1.2 million was recognized on the securitization.

(6)      Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Real estate loans:
First mortgages:
One- to four-family residential	$1,544,025	$1,531,149
Multi-family residential	10,054	12,151
Construction, commercial and other	22,925	20,780
Home equity loans and lines of credit	10,933	11,090
Total real estate loans	1,587,937	1,575,170
Other loans:
Loans on deposit accounts	782	357
Consumer and other loans	9,385	4,939
Total other loans	10,167	5,296
Less:
Net unearned fees and discounts	(2,517)	(3,110)
Allowance for loan losses	(2,724)	(2,642)
Total unearned fees, discounts and allowance for loan losses	(5,241)	(5,752)
Loans receivable, net	$1,592,863	$1,574,714

The table below presents the activity in the allowance for loan losses by portfolio segment:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended September 30, 2019:
Balance, beginning of period	$1,769	$411	$1	$44	$391	$2,616
Provision (reversal of provision) for loan losses	(11)	90	—	15	17	111
	1,758	501	1	59	408	2,727
Charge-offs	—	—	—	(5)	—	(5)
Recoveries	—	—	—	2	—	2
Net charge-offs	—	—	—	(3)	—	(3)
Balance, end of period	$1,758	$501	$1	$56	$408	$2,724

Nine months ended September 30, 2019:
Balance, beginning of period	$1,797	$443	$1	$47	$354	$2,642
Provision (reversal of provision) for loan losses	(57)	58	—	10	54	65
	1,740	501	1	57	408	2,707
Charge-offs	—	—	—	(21)	—	(21)
Recoveries	18	—	—	20	—	38
Net recoveries (charge-offs)	18	—	—	(1)	—	17
Balance, end of period	$1,758	$501	$1	$56	$408	$2,724

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended September 30, 2018:
Balance, beginning of period	$1,760	$547	$1	$45	$261	$2,614
Provision (reversal of provision) for loan losses	—	(47)	—	3	(6)	(50)
	1,760	500	1	48	255	2,564
Charge-offs	—	—	—	(7)	—	(7)
Recoveries	—	—	—	2	—	2
Net charge-offs	—	—	—	(5)	—	(5)
Balance, end of period	$1,760	$500	$1	$43	$255	$2,559

Nine months ended September 30, 2018:
Balance, beginning of period	$1,721	$539	$1	$55	$232	$2,548
Provision (reversal of provision) for loan losses	33	(39)	—	2	23	19
	1,754	500	1	57	255	2,567
Charge-offs	—	—	—	(19)	—	(19)
Recoveries	6	—	—	5	—	11
Net recoveries (charge-offs)	6	—	—	(14)	—	(8)
Balance, end of period	$1,760	$500	$1	$43	$255	$2,559

Management considers the allowance for loan losses at September 30, 2019 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions at that date. While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings.  In addition, as an integral part of their examination process, the bank regulators periodically review the allowance for loan losses and may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
September 30, 2019:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,758	501	1	56	408	2,724
Total ending allowance balance	$1,758	$501	$1	$56	$408	$2,724

Loans:
Ending loan balance:
Individually evaluated for impairment	$1,351	$—	$94	$—	$—	$1,445
Collectively evaluated for impairment	1,550,244	22,874	10,840	10,184	—	1,594,142
Total ending loan balance	$1,551,595	$22,874	$10,934	$10,184	$—	$1,595,587

December 31, 2018:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,797	443	1	47	354	2,642
Total ending allowance balance	$1,797	$443	$1	$47	$354	$2,642

Loans:
Ending loan balance:
Individually evaluated for impairment	$2,962	$—	$148	$—	$—	$3,110
Collectively evaluated for impairment	1,537,292	20,698	10,945	5,311	—	1,574,246
Total ending loan balance	$1,540,254	$20,698	$11,093	$5,311	$—	$1,577,356

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

		Unpaid
	Recorded	Principal
(Dollars in thousands)	Investment	Balance
September 30, 2019:
With no related allowance recorded:
One- to four-family residential mortgages	$1,351	$1,789
Home equity loans and lines of credit	94	179
Total	$1,445	$1,968

December 31, 2018:
With no related allowance recorded:
One- to four-family residential mortgages	$2,962	$3,486
Home equity loans and lines of credit	148	224
Total	$3,110	$3,710

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
2019:
With no related allowance recorded:
One- to four-family residential mortgages	$1,364	$8	$1,391	$25
Home equity loans and lines of credit	96	—	100	—
Total	$1,460	$8	$1,491	$25

2018:
With no related allowance recorded:
One- to four-family residential mortgages	$3,170	$13	$3,211	$39
Home equity loans and lines of credit	154	—	158	—
Total	$3,324	$13	$3,369	$39

There were no loans individually evaluated for impairment with a related allowance for loan loss as of September 30, 2019 or December 31, 2018.  Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they were written down to fair value at the time of impairment.

The Company had seven nonaccrual loans with a book value of $864,000 as of September 30, 2019 and 11 nonaccrual loans with a book value of $2.2 million as of December 31, 2018.  The Company collected interest on nonaccrual loans of $51,000 and $81,000 during the nine months ended September 30, 2019 and 2018, respectively, but due to regulatory requirements, the Company recorded the interest as a reduction of principal.  The Company would have recognized additional interest income of $51,000 and $112,000 during the nine months ended September 30, 2019 and 2018, respectively, had the loans been accruing interest.  At September 30, 2019, the Company had one loan for $1,000 that was 90 days or more past due and still accruing interest.  The Company did not have any loans 90 days or more past due and still accruing interest as of December 31, 2018.

The table below presents the aging of loans and accrual status by class of loans:

								Loans
								90 Days
								or More
	30 - 59	60 - 89	90 Days or					Past Due
	Days Past	Days Past	More	Total Past	Loans Not	Total	Nonaccrual	and Still
(Dollars in thousands)	Due	Due	Past Due	Due	Past Due	Loans	Loans	Accruing
September 30, 2019:
One- to four-family residential mortgages	$1,017	$35	$—	$1,052	$1,540,511	$1,541,563	$770	$—
Multi-family residential mortgages	—	—	—	—	10,032	10,032	—	—
Construction, commercial and other mortgages	—	—	—	—	22,874	22,874	—	—
Home equity loans and lines of credit	—	27	—	27	10,907	10,934	94	—
Loans on deposit accounts	—	—	—	—	782	782	—	—
Consumer and other	2	—	1	3	9,399	9,402	—	1

Total	$1,019	$62	$1	$1,082	$1,594,505	$1,595,587	$864	$1

December 31, 2018:
One- to four-family residential mortgages	$40	$292	$838	$1,170	$1,526,949	$1,528,119	$2,065	$—
Multi-family residential mortgages	—	—	—	—	12,135	12,135	—	—
Construction, commercial and other mortgages	—	—	—	—	20,698	20,698	—	—
Home equity loans and lines of credit	—	29	41	70	11,023	11,093	148	—
Loans on deposit accounts	—	—	—	—	357	357	—	—
Consumer and other	3	4	—	7	4,947	4,954	—	—

Total	$43	$325	$879	$1,247	$1,576,109	$1,577,356	$2,213	$—

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

There were no loans modified in a troubled debt restructuring during the nine months ended September 30, 2019 or 2018.  There were no new troubled debt restructurings within the 12 months ended September 30, 2019 that subsequently defaulted.

The table below summarizes troubled debt restructurings by class of loans:

	Number of	Accrual	Number of	Nonaccrual
(Dollars in thousands)	Loans	Status	Loans	Status	Total
September 30, 2019:
One- to four-family residential mortgages	3	$581	3	$636	$1,217
Home equity loans and lines of credit	—	—	1	67	67
Total	3	$581	4	$703	$1,284

December 31, 2018:
One- to four-family residential mortgages	4	$897	3	$691	$1,588
Home equity loans and lines of credit	—	—	1	78	78
Total	4	$897	4	$769	$1,666

There were no delinquent restructured loans as of September 30, 2019 or December 31, 2018.  Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers.  At September 30, 2019, we had no commitments to lend any additional funds to these borrowers.

The Company had no real estate owned as of September 30, 2019 or December 31, 2018.  There were no loans in the process of foreclosure at September 30, 2019.  There were two one- to four-family residential mortgage loans totaling $838,000 and one home equity loan for $41,000 in the process of foreclosure at December 31, 2018.

Our real estate loans are collateralized by real estate located in the State of Hawaii.  Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the nine months ended September 30, 2019 and 2018, the Company sold mortgage loans held for sale with principal balances of $3.6 million and $8.4 million, respectively, and recognized gains of $18,000 and $61,000, respectively.  The Company had one loan held for sale for $553,000 at September 30, 2019 and one loan held for sale for $309,000 at December 31, 2018.

During the nine months ended September 30, 2019, the Company securitized fixed-rate first mortgage loans with a book value of $29.2 million and received mortgage-backed securities with a fair market value of $30.1 million.  The Company retained the servicing of these loans and recorded mortgage servicing assets with a fair market value of $265,000. A net gain of $1.2 million was recognized on the transaction.

The Company serviced loans for others with principal balances of $56.9 million at September 30, 2019 and $30.3 million at December 31, 2018.  Of these amounts, $30.7 million and $1.5 million of loan balances relate to securitizations for which the Company continues to hold the related mortgage-backed securities at September 30, 2019 and December 31, 2018, respectively.  The amount of contractually specified servicing fees earned for the nine-month periods ended September 30, 2019 and 2018 was $71,000 and $67,000, respectively.  The amount of contractually specified servicing fees earned for the three-month periods ended September 30, 2019 and 2018 was $31,000 and $22,000, respectively. The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

(7)      Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset.  Securities sold under agreements to repurchase are summarized as follows:

	September 30, 2019		December 31, 2018
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
1 year or less	$10,000	1.65%	$25,000	1.66%
Over 1 year to 2 years	—	—	5,000	1.65
Total	$10,000	1.65%	$30,000	1.66%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at September 30, 2019.  The amount at risk is the greater of the carrying value or fair value over the repurchase liability and refers to the potential loss to the Company if the secured lender fails to return the security at the maturity date of the agreement.  All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government-sponsored enterprises.  The repurchase liability cannot exceed 90% of the fair value of securities pledged.  In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$13,242	$13,080	$10,000	$3,242	3

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
September 30, 2019:
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

The components of net periodic benefit cost were as follows:

	SERP		SERP
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Net periodic benefit cost for the period:
Service cost	$26	$19	$77	$59
Interest cost	41	38	122	113
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized actuarial loss	—	—	—	—
Recognized curtailment loss	—	—	—	—
Net periodic benefit cost	$67	$57	$199	$172

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company.  The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants.  As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity.  The shares committed to be released are considered outstanding for earnings per share computations.  Compensation expense recognized for the three months ended September 30, 2019 and 2018 amounted to $349,000 and $370,000, respectively.  Compensation expense recognized for the nine months ended September 30, 2019 and 2018 amounted to $1.0 million and $1.2 million, respectively.

Shares held by the ESOP trust were as follows:

	September 30,	December 31,
	2019	2018
Allocated shares	454,574	446,041
Unearned shares	452,630	489,329
Total ESOP shares	907,204	935,370
Fair value of unearned shares, in thousands	$12,936	$12,713

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula.  The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans.  We accrue for these benefits over the period during which employees provide services to earn these benefits.  For the three months ended September 30, 2019 and 2018, we accrued $67,000 and $56,000, respectively, for the ESOP restoration plan.  For the nine months ended September 30, 2019 and 2018, we accrued $246,000 and $167,000, respectively, for the ESOP restoration plan.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Compensation expense	$123	$120	$494	$256
Income tax benefit	33	33	135	70

Shares of our common stock issued under the 2010 Equity Incentive Plan shall come from authorized shares.  The maximum number of shares that will be awarded under the plan will be 1,862,637 shares.

Stock Options

The table below presents the stock option activity for the nine months ended September 30, 2019 and 2018:

		Weighted		Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (years)	(in thousands)
Options outstanding at December 31, 2018	337,654	$17.51	1.74	$2,859
Granted	—	—	—	—
Exercised	203,370	17.36	—	2,282
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at September 30, 2019	134,284	$17.74	1.10	$1,455

Options outstanding at December 31, 2017	411,543	$17.48	2.73	$5,509
Granted	—	—	—	—
Exercised	69,008	17.36	—	920
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at September 30, 2018	342,535	$17.51	1.99	$4,124

Options vested and exercisable at September 30, 2019	134,284	$17.74	1.10	$1,455

The following summarizes certain stock option activity of the Company:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Intrinsic value of stock options exercised	$251	$—	$2,282	$920
Proceeds received from stock options exercised	368	—	3,531	1,198
Tax benefits realized from stock options exercised	60	—	484	220
Total fair value of stock options that vested	—	35	—	35

During the nine months ended September 30, 2019, we issued 85,269 shares of common stock, net, in exchange for 203,370 stock options and 118,101 shares of common stock.  Pursuant to the provisions of our equity incentive plan, optionees are permitted to use the value of our common stock they own in a net settlement to pay the exercise price of stock options.

As of September 30, 2019, the Company had no unrecognized compensation costs related to the stock option plan.

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

The table below presents the restricted stock activity:

		Weighted
		Average Grant
	Restricted	Date Fair
	Stock	Value
Nonvested at December 31, 2018	16,424	$30.26
Granted	10,366	27.30
Vested	6,541	30.14
Forfeited	—	—
Nonvested at September 30, 2019	20,249	$28.78

Nonvested at December 31, 2017	10,806	$29.16
Granted	10,019	30.73
Vested	4,401	28.63
Forfeited	—	—
Nonvested at September 30, 2018	16,424	$30.26

During the nine months ended September 30, 2019, the Company issued 10,366 shares of restricted stock to certain members of executive management under the 2010 Equity Incentive Plan.  The fair value of the restricted stock is based on the value of the Company’s stock on the date of grant.  Restricted stock will vest over three years from the date of grant.

As of September 30, 2019, the Company had $438,000 of unrecognized compensation costs related to restricted stock.

During the nine months ended September 30, 2019, the Company issued 12,438 performance-based restricted stock units (PRSUs) to certain members of executive management under the 2010 Equity Incentive Plan.  These PRSUs will vest in the first quarter of 2022 after our Compensation Committee determines whether a performance condition that compares the Company’s return on average equity to the SNL Bank Index is achieved.  Depending on the Company’s performance, the actual number of these PRSUs that are issued at the end of the vesting period can vary between 0% and 150% of the target award.  For the PRSUs, an estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized.  This estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period.

The table below presents the PRSUs that will vest on a performance condition:

	Performance-
	Based Restricted
	Stock Units	Weighted
	Based on a	Average Grant
	Performance	Date Fair
	Condition	Value
Nonvested at December 31, 2018	23,538	$30.14
Granted	12,438	27.30
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2019	35,976	$29.16

Nonvested at December 31, 2017	11,520	$29.53
Granted	12,018	30.73
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2018	23,538	$30.14

The fair value of these PRSUs is based on the fair value of the Company’s stock on the date of grant.  As of September 30, 2019, the Company had $437,000 of unrecognized compensation costs related to these PRSUs.  Performance will be measured over a three-year performance period and will be cliff vested.

During the nine months ended September 30, 2019, the Company issued 3,110 of PRSUs to certain members of executive management under the 2010 Equity Incentive Plan.  These PRSUs will vest in the first quarter of 2022 after our Compensation Committee determines whether a market condition that compares the Company’s total stock return to the SNL Bank Index is achieved.  The number of shares that will be expensed will not be adjusted for performance.  The fair value of these PRSUs is based on a Monte Carlo valuation of the Company’s stock on the date of grant.  The assumptions which were used in the Monte Carlo valuation of the PRSUs are:

Grant date: March 7, 2019

Performance period: January 1, 2019 to December 31, 2021

2.82 year risk-free rate on grant date: 2.45%

December 31, 2018 closing price: $25.98

Closing stock price on the date of grant: $27.30

Annualized volatility (based on 2.82 year historical volatility as of the grant date): 15.1%

The table below presents the PRSUs that will vest on a market condition:

	Performance-
	Based Restricted	Monte Carlo
	Stock Units	Valuation of
	Based on a	the Company's
	Market Condition	Stock
Nonvested at December 31, 2018	5,884	$26.42
Granted	3,110	24.45
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2019	8,994	$25.74

Nonvested at December 31, 2017	2,879	$24.44
Granted	3,005	28.32
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2018	5,884	$26.42

As of September 30, 2019, the Company had $79,000 of unrecognized compensation costs related to the PRSUs that are based on a market condition.  Performance will be measured over a three-year performance period and will be cliff vested.

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

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Net income	$5,366	$4,786	$16,950	$14,569
Income allocated to participating securities	(38)	(24)	(112)	(66)
Net income available to common shareholders	$5,328	$4,762	$16,838	$14,503

Weighted-average number of shares used in:
Basic earnings per share	9,212,119	9,212,913	9,184,741	9,238,827
Dilutive common stock equivalents:
Stock options and restricted stock units	83,610	164,490	124,679	186,165
Diluted earnings per share	9,295,729	9,377,403	9,309,420	9,424,992

Net income per common share, basic	$0.58	$0.52	$1.83	$1.57
Net income per common share, diluted	$0.57	$0.51	$1.81	$1.54

(13)    Other Comprehensive Income and Loss

The table below presents the changes in the components of accumulated other comprehensive income and loss, net of taxes:

	Unfunded	Unrealized
	Pension	(Gain)/Loss on
(Dollars in thousands)	Liability	Securities	Total
Three months ended September 30, 2019
Balances at beginning of period	$7,721	$(521)	$7,200
Other comprehensive loss, net of taxes	—	21	21
Net current period other comprehensive loss	—	21	21
Balances at end of period	$7,721	$(500)	$7,221

Three months ended September 30, 2018
Balances at beginning of period	$6,783	$106	$6,889
Other comprehensive loss, net of taxes	—	19	19
Net current period other comprehensive loss	—	19	19
Balances at end of period	$6,783	$125	$6,908

Nine months ended September 30, 2019
Balances at beginning of period	$7,721	$88	$7,809
Other comprehensive income, net of taxes	—	(588)	(588)
Net current period other comprehensive income	—	(588)	(588)
Balances at end of period	$7,721	$(500)	$7,221

Nine months ended September 30, 2018
Balances at beginning of period	$5,657	$37	$5,694
Other comprehensive loss, net of taxes	—	79	79
Amounts reclassified from retained earnings	1,126	9	1,135
Net current period other comprehensive loss	1,126	88	1,214
Balances at end of period	$6,783	$125	$6,908

The table below presents the tax effect on each component of accumulated other comprehensive income and loss:

	Three Months Ended September 30,
	2019			2018
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unrealized (gain)/loss on securities	$28	$(7)	$21	$26	$(7)	$19
Total	$28	$(7)	$21	$26	$(7)	$19

	Nine Months Ended September 30,
	2019			2018
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unrealized (gain)/loss on securities	$(802)	$214	$(588)	$108	$(29)	$79
Total	$(802)	$214	$(588)	$108	$(29)	$79

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

Revenue from contracts with customers is reported in service fees on loan and deposit accounts and in other noninterest income in the consolidated statements of income.  The table below reconciles the revenue from contracts with customers and other revenue reported in those line items:

	Service Fees on
	Loan and Deposit
(Dollars in thousands)	Accounts	Other	Total
Three months ended September 30, 2019
Revenue from contracts with customers	$347	$37	$384
Other revenue	157	18	175
Total	$504	$55	$559

Three months ended September 30, 2018
Revenue from contracts with customers	$334	$22	$356
Other revenue	136	30	166
Total	$470	$52	$522

Nine months ended September 30, 2019
Revenue from contracts with customers	$1,047	$137	$1,184
Other revenue	380	498	878
Total	$1,427	$635	$2,062

Nine months ended September 30, 2018
Revenue from contracts with customers	$1,045	$115	$1,160
Other revenue	327	85	412
Total	$1,372	$200	$1,572

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

The table below presents lease costs and other information for the periods indicated:

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2019
Lease Costs:
Operating lease costs	$777	$2,342
Short-term lease costs	21	37
Variable lease costs	40	93
Total lease costs	$838	$2,472

Cash paid for amounts included in measurement of lease liabilities	$721	$2,266
ROU assets obtained in exchange for new operating lease liabilities	$246	$13,254

At September 30, 2019, future minimum rental commitments under noncancellable operating leases are as follows:

(Dollars in thousands)
2019	$676
2020	2,590
2021	2,053
2022	1,810
2023	1,523
Thereafter	4,228
Total	12,880
Less present value discount	1,147
Present value of leases	$11,733

The table below presents other lease related information as of September 30, 2019:

September 30,
2019
Weighted-average remaining lease term (years)	6.23
Weighted-average discount rate	2.90%

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2019
Assets
Cash and cash equivalents	$29,410	$29,410	$29,410	$—	$—
Investment securities available for sale	8,882	8,882	—	8,882	—
Investment securities held to maturity	369,387	377,023	—	377,023	—
Loans held for sale	553	564	—	564	—
Loans receivable, net	1,592,863	1,640,941	—	—	1,640,941
FHLB stock	9,839	9,839	—	9,839	—
FRB stock	3,128	3,128	—	3,128	—
Accrued interest receivable	5,494	5,494	18	1,017	4,459
Interest rate contracts	13	13	—	13	—

Liabilities
Deposits	1,605,194	1,605,914	—	1,160,561	445,353
Advances from the Federal Home Loan Bank	183,900	184,934	—	184,934	—
Securities sold under agreements to repurchase	10,000	9,990	—	9,990	—
Accrued interest payable	190	190	—	57	133
Interest rate contracts	13	13	—	13	—

December 31, 2018
Assets
Cash and cash equivalents	$47,063	$47,063	$47,063	$—	$—
Investment securities available for sale	2,560	2,560	—	2,560	—
Investment securities held to maturity	371,517	364,922	—	364,219	703
Loans held for sale	309	319	—	319	—
Loans receivable, net	1,574,714	1,553,672	—	—	1,553,672
FHLB stock	8,093	8,093	—	8,093	—
FRB stock	3,114	3,114	—	3,114	—
Accrued interest receivable	5,274	5,274	12	960	4,302
Interest rate contracts	5	5	—	5	—

Liabilities
Deposits	1,629,164	1,626,587	—	1,238,023	388,564
Advances from the Federal Home Loan Bank	142,200	141,874	—	141,874	—
Securities sold under agreements to repurchase	30,000	29,876	—	29,876	—
Accrued interest payable	243	243	—	111	132
Interest rate contracts	5	5	—	5	—

At September 30, 2019 and December 31, 2018, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2019
Interest rate contracts — assets	$—	$13	$—	$13
Interest rate contracts — liabilities	—	(13)	—	(13)
Investment securities available for sale	—	8,882	—	8,882

December 31, 2018
Interest rate contracts — assets	$—	$5	$—	$5
Interest rate contracts — liabilities	—	(5)	—	(5)
Investment securities available for sale	—	2,560	—	2,560

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of September 30, 2019.  There were no assets measured at fair value on a nonrecurring basis as of December 31, 2018.

	Fair Value
(Dollars in thousands)	Adjustment Date	Level 1	Level 2	Level 3	Total	Total Losses
September 30, 2019
Mortgage servicing assets	9/30/2019	$—	$—	$452	$452	$(16)

Mortgage servicing assets are valued using a discounted cash flow model.  Assumptions used in the model include mortgage prepayment speeds, discount rates and cost of servicing.  Losses on mortgage servicing assets are included in service fees on loan and deposit accounts in the consolidated statements of income.

The table below presents the significant unobservable inputs for Level 3 nonrecurring fair value measurements:

			Unobservable
(Dollars in thousands)	Fair Value	Valuation Technique	Input	Value
September 30, 2019:
Mortgage servicing assets	$452	Discounted cash flow	Discount rate	10.25%
			Prepayment speed (CPR)	13.63 - 16.36
			Annual cost to service (per loan, in dollars)	$60

(17)    Subsequent Events

On October 24, 2019, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.23 per share of common stock.  The dividend is expected to be paid on November 21, 2019 to stockholders of record as of November 7, 2019.

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

Overview

We have historically operated as a traditional thrift institution.  The significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit inflows,  cash balances at the Federal Reserve Bank, loan and security repayments, advances from the Federal Home Loan Bank, proceeds from securities sold under agreements to repurchase and proceeds from loan and security sales.  As a result, we may be vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets.

We have continued our focus on originating one- to four-family residential real estate loans.  Our emphasis on conservative loan underwriting has resulted in continued low levels of nonperforming assets. Our nonperforming assets, which can include nonaccrual loans and real estate owned, totaled $864,000, or 0.04% of total assets at September 30, 2019 compared to $2.2 million, or 0.11% of total assets at December 31, 2018.  Our nonperforming loans and loss experience has enabled us to maintain a relatively low allowance for loan losses in relation to other peer institutions and correspondingly resulted in low levels of provisions for loan losses.  We recorded $65,000 of provisions for loan losses for the nine months ended September 30, 2019 and $19,000 for the nine months ended September 30, 2018.

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

We sold $3.6 million and $8.4 million of fixed-rate mortgage loans for the nine months ended September 30, 2019 and 2018, respectively.  We also securitized fixed-rate first mortgage loans with a book value of $29.2 million during the nine months ended September 30, 2019 and received $30.1 million of mortgage-backed securities in return.  Federal Home Loan Bank advances increased by $41.7 million to $183.9 million for the nine months ended September 30, 2019 and decreased by $16.2 million to $91.0 million for the nine months ended September 30, 2018.  Securities sold under agreements to repurchase decreased by $20.0 million to $10.0 million for the nine months ended September 30, 2019 and remained constant at $30.0 million for the nine months ended September 30, 2018.

Our investments in mortgage-backed securities have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  These entities guarantee the payment of principal and interest on our mortgage-backed securities.  As of September 30, 2019 and December 31, 2018, we owned $378.3 million and $374.0 million, respectively, of mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018.

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

Assets.    Our total assets increased by $16.6 million, or 0.8%, to $2.1 billion during the nine months ended September 30, 2019.  The increase in assets was primarily the result of an $18.4 million increase in total loans receivable, recording a net $11.2 million right-of-use asset related to leases, and a $4.2 million increase in total investment securities.  These increases were partially offset by a $17.7 million decrease in cash and cash equivalents.

Cash and Cash Equivalents.  Cash and cash equivalents were $29.4 million at September 30, 2019,  a decrease of $17.7 million since December 31, 2018.  The decrease in cash and cash equivalents was primarily caused by funding an $18.4 million increase in total loans receivable.

Loans.  Total loans, including $553,000 of loans held for sale, were $1.6 billion at September 30, 2019, or 76.4% of total assets.  During the nine months ended September 30, 2019, the loan portfolio, including loans held for sale, increased by $18.4 million, or 1.2%.  The increase in the loan portfolio primarily occurred as the production of new one- to four-family residential loans exceeded principal repayments, loan sales and loan securitizations. We securitized fixed-rate mortgage loans with a book value of $29.2 million into Freddie Mac mortgage-backed securities during the nine months ended September 30, 2019 to increase our liquid assets.  The securitization transaction lowered the loan receivable balance and increased the securities balance.

Securities.  At September 30, 2019, our securities portfolio totaled $378.3 million, or 18.1% of total assets.  During the nine months ended September 30, 2019, the securities portfolio increased by $4.2 million, or 1.1%.  $30.1 million of securities were acquired in a loan securitization, where fixed-rate loans were converted into Freddie Mac mortgage-backed securities.  The mortgage-backed securities in the loan securitization transaction were accounted for at fair value in accordance with the FASB ASC.  Also during this period, $7.8 million of securities were purchased for the held-to-maturity portfolio and $5.8 million of securities were sold.

During the nine months ended September 30, 2019, we transferred securities with an amortized cost of $11.4 million from held-to-maturity to available-for-sale with the adoption of ASU 2017-12 on derivatives and hedging.

At September 30, 2019,  none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans.

Deposits.  Deposits were $1.6 billion at September 30, 2019,  a decrease of $24.0 million, or 1.5%, since December 31, 2018.  The decrease in deposits was primarily due to a decrease of $76.8 million in savings, which was partially offset by a $53.5 million increase in certificates of deposit during the nine months ended September 30, 2019.

The change in deposits occurred as we adopted a pricing strategy to control our cost of deposits and to maintain our net interest margin.

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank and funds borrowed under securities sold under agreements to repurchase.  During the nine months ending September 30, 2019 total borrowings increased to $193.9 million at September 30, 2019 from $172.2 million at December 31, 2018. Securities sold under agreements to repurchase decreased by $20.0 million to $10.0 million, while Federal Home Loan Bank advances increased by $41.7 million to $183.9 million.

Stockholders’ Equity.  Total stockholders’ equity increased to $245.6 million at September 30, 2019 from $235.1 million at December 31, 2018.  The increase in stockholders’ equity occurred primarily due to net income of $17.0 million and $3.5 million of shares issued for the exercise of stock options.  This was partially offset by the declaration of $7.0 million of dividends and the repurchase of $5.0 million of common stock.

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
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,547,792	$15,201	3.93%	$1,490,961	$14,413	3.87%
Multi-family residential	12,434	142	4.57	10,877	124	4.56
Construction, commercial and other	21,357	254	4.76	24,198	279	4.61
Home equity loans and lines of credit	11,597	163	5.62	11,959	161	5.39
Other loans	8,038	104	5.18	4,514	61	5.41
Total loans	1,601,218	15,864	3.96	1,542,509	15,038	3.90
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	368,981	2,865	3.11	389,190	3,032	3.12
Trust preferred securities	—	—	—	125	—	—
Total securities	368,981	2,865	3.11	389,315	3,032	3.12
Other	36,489	219	2.40	34,271	208	2.43
Total interest-earning assets	2,006,688	18,948	3.78	1,966,095	18,278	3.72
Non-interest-earning assets	75,890			68,171
Total assets	$2,082,578			$2,034,266

Interest-bearing liabilities:
Savings accounts	$923,933	1,135	0.49%	$1,014,168	1,223	0.48%
Certificates of deposit	446,081	2,232	2.00	378,723	1,659	1.75
Money market accounts	4,716	5	0.42	5,699	6	0.42
Checking and Super NOW accounts	189,720	10	0.02	182,751	11	0.02
Total interest-bearing deposits	1,564,450	3,382	0.86	1,581,341	2,899	0.73
Federal Home Loan Bank advances	163,110	973	2.39	99,861	493	1.97
Securities sold under agreements to repurchase	10,001	42	1.68	30,000	125	1.67
Total interest-bearing liabilities	1,737,561	4,397	1.01	1,711,202	3,517	0.82
Non-interest-bearing liabilities	99,861			86,472
Total liabilities	1,837,422			1,797,674
Stockholders’ equity	245,156			236,592
Total liabilities and stockholders’ equity	$2,082,578			$2,034,266

Net interest income		$14,551			$14,761
Net interest rate spread (3)			2.77%			2.90%
Net interest-earning assets (4)	$269,127			$254,893
Net interest margin (5)			2.90%			3.00%
Interest-earning assets to interest-bearing liabilities	115.49%			114.90%

(1)	Annualized.
(2)	Average balance includes loans or investments available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2019			2018
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,540,522	$45,579	3.94%	$1,469,434	$42,986	3.90%
Multi-family residential	12,347	426	4.60	10,759	367	4.55
Construction, commercial and other	20,792	734	4.71	23,256	824	4.72
Home equity loans and lines of credit	11,353	481	5.65	12,472	472	5.05
Other loans	6,496	255	5.23	4,483	180	5.35
Total loans	1,591,510	47,475	3.98	1,520,404	44,829	3.93
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	369,853	8,583	3.09	400,583	9,283	3.09
Trust preferred securities	4	—	—	259	—	—
Total securities	369,857	8,583	3.09	400,842	9,283	3.09
Other	35,960	709	2.63	37,267	582	2.08
Total interest-earning assets	1,997,327	56,767	3.79	1,958,513	54,694	3.72
Non-interest-earning assets	77,320			68,818
Total assets	$2,074,647			$2,027,331

Interest-bearing liabilities:
Savings accounts	$948,626	3,470	0.49%	$1,026,740	3,584	0.47%
Certificates of deposit	444,133	6,603	1.98	359,384	4,407	1.64
Money market accounts	5,121	17	0.44	5,699	19	0.44
Checking and Super NOW accounts	189,450	30	0.02	182,958	30	0.02
Total interest-bearing deposits	1,587,330	10,120	0.85	1,574,781	8,040	0.68
Federal Home Loan Bank advances	131,276	2,425	2.46	100,262	1,371	1.82
Securities sold under agreements to repurchase	13,755	173	1.68	30,000	376	1.67
Total interest-bearing liabilities	1,732,361	12,718	0.98	1,705,043	9,787	0.77
Non-interest-bearing liabilities	100,054			86,617
Total liabilities	1,832,415			1,791,660
Stockholders’ equity	242,232			235,671
Total liabilities and stockholders’ equity	$2,074,647			$2,027,331

Net interest income		$44,049			$44,907
Net interest rate spread (3)			2.81%			2.95%
Net interest-earning assets (4)	$264,966			$253,470
Net interest margin (5)			2.94%			3.06%
Interest-earning assets to interest-bearing liabilities	115.30%			114.87%

(1)	Annualized.
(2)	Average balance includes loans or investments available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2019 and 2018

General.  Net income increased by $580,000, or 12.1%, to $5.4 million for the three months ended September 30, 2019 from $4.8 million for the three months ended September 30, 2018.  The increase in net income was due to a $1.4 million increase in noninterest income and a $102,000 decrease in noninterest expense.  These increases were partially offset by a $507,000 increase in income taxes, a $210,000 decrease in net interest income, and a $161,000 increase in provision for loan losses.

Net Interest Income.  Net interest income decreased by $210,000, or 1.4%, to $14.6 million for the three months ended September 30, 2019 from $14.8 million for the three months ended September 30, 2018.  Interest income increased by $670,000, or 3.7%, due to a $40.6 million increase in the average balance of interest-earning assets and a six basis point increase in the yield on average interest-earning assets.  Interest expense increased by $880,000, or 25.0%, due to a $26.4 million increase in the average balance of interest-bearing liabilities and a 19 basis point increase in the cost of average interest-bearing liabilities. The interest rate spread and net interest margin were 2.77% and 2.90%, respectively, for the three months ended September 30, 2019, compared to 2.90% and 3.00% respectively, for the three months ended September 30, 2018.  The decreases in the interest rate spread and in the net interest margin are attributable to the 19 basis point increase in the cost of average interest-bearing liabilities, which was partially offset by a six basis point increase in the yield on average interest-earning assets.

Interest Income.  Interest income increased by $670,000, or 3.7%, to $18.9 million for the three months ended September 30, 2019 from $18.3 million for the three months ended September 30, 2018.  Interest income on loans increased by $826,000, or 5.5%, to $15.9 million for the three months ended September 30, 2019 from $15.0 million for the three months ended September 30, 2018.  The increase in interest income on loans occurred because the average balance of loans grew by $58.7 million, or 3.8%, and the average loan yield increased by six basis points.  The increase in the average balance was due to new loan originations exceeding loan repayments, loan sales and securitizations.  Interest income on securities decreased by $167,000, or 5.5%, to $2.9 million for the three months ended September 30, 2019 from $3.0 million for the three months ended September 30, 2018.  The decrease in interest income on securities occurred because the average balance of securities decreased by $20.3 million, or 5.2%, as security repayments and sales exceeded security purchases and loan securitizations.

Interest Expense.  Interest expense increased by $880,000, or 25.0%, to $4.4 million for the three months ended September 30, 2019 from $3.5 million for the three months ended September 30, 2018.  Interest expense on deposits increased by $483,000, or 16.7%, to $3.4 million for the three months ended September 30, 2019 from $2.9 million for the three months ended September 30, 2018.  The increase in interest expense on deposits was due to an increase in the average rate paid on deposits.  The average rate on deposits rose to 0.86% for the three months ended September 30, 2019 compared to 0.73% for the three months ended September 30, 2018.  The increase in the average rate on deposits is due to an increase in the average cost of certificates of deposit, which increased to 2.00% for the three months ended September 30, 2019 from 1.75% for the three months ended September 30, 2018.  The average balance of deposits decreased by $16.9 million, or 1.1%, to $1.6 billion for the three months ended September 30, 2019.  The decrease in deposits was primarily due to a $90.2 million decrease in the average balance of savings accounts, which was partially offset by a $67.4 million increase in the average balance of certificates of deposit.  Interest expense on Federal Home Loan Bank advances rose to $973,000 for the three months ended September 30, 2019 compared to $493,000 for the three months ended September 30, 2018.  The increase in interest expense on advances occurred because of a $63.2 million increase in the average balance and a 42 basis point increase in the cost of advances.  The increase in the average balance and cost of advances occurred as we obtained additional long-term Federal Home Loan Bank advances in 2019 to control our interest rate risk by lengthening the maturity of our liabilities, and because of an increase in short-term interest rates.  Interest expense on securities sold under agreements to repurchase declined to $42,000 for the three months ended September 30, 2019 compared to $125,000 for the three months ended September 30, 2018.  The decrease in interest expense on securities sold under agreements to repurchase occurred primarily because of a $20.0 million decrease in the average balance, which occurred as matured borrowings were paid off.

Provision for Loan Losses.  We recorded provisions for loan losses of $111,000 and reversed provisions of $50,000 for the three months ended September 30, 2019 and September 30, 2018, respectively.   The increase in provisions in 2019 resulted from the growth in our loan portfolio.  The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.17% at September 30, 2019 and 2018.  Nonaccrual loans totaled $864,000 at September 30, 2019, or 0.05% of total loans at that date, compared to $2.4 million of nonaccrual loans at September 30, 2018, or 0.15% of total loans at that date.  Nonaccrual loans as of September 30, 2019 and 2018 consisted primarily of one- to four-family residential real estate loans.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2019 and 2018.  For additional information see Note (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income.  The following table summarizes changes in noninterest income between the three months ended September 30, 2019 and 2018.

	Three Months Ended
	September 30,		Change
	2019	2018	$ Change	% Change
		(Dollars in thousands)
Service fees on loan and deposit accounts	$504	$470	$34	7.2%
Income on bank-owned life insurance	215	216	(1)	(0.5)%
Gain on sale of investment securities	123	—	123	—%
Gain on sale of loans	1,205	8	1,197	14,962.5%
Other	55	52	3	5.8%
Total	$2,102	$746	$1,356	181.8%

Noninterest income increased by $1.4 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.  During the three months ended September 30, 2019, we securitized fixed-rate first mortgage loans with a book value of $29.2 million into mortgage-backed securities with a fair value of $30.1 million.  Mortgage servicing assets of $265,000 were recorded on the transaction and a net gain of $1.2 million was recognized on the securitization.  During the three months ended September 30, 2019, we received proceeds of $4.3 million from the sale of $4.2 million of available-for-sale mortgage-backed securities, resulting in gross realized gains of $123,000.  We did not sell any mortgage-backed securities for the three months ended September 30, 2018.

Noninterest Expense.  The following table summarizes changes in noninterest expense between the three months ended September 30, 2019 and 2018.

	Three Months Ended
	September 30,		Change
	2019	2018	$ Change	% Change
		(Dollars in thousands)
Salaries and employee benefits	$5,586	$5,655	$(69)	(1.2)%
Occupancy	1,610	1,599	11	0.7%
Equipment	1,039	1,061	(22)	(2.1)%
Federal deposit insurance premiums	1	150	(149)	(99.3)%
Other general and administrative expenses	1,165	1,038	127	12.2%
Total	$9,401	$9,503	$(102)	(1.1)%

Noninterest expense decreased by $102,000 for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.  The reduction in federal deposit insurance premiums occurred when we received a credit because the FDIC insurance fund was over-capitalized.  The increase in other general and administrative expenses was primarily due to increases in auditing and advertising expenses, which were slightly offset by a decrease in provisions for losses on undrawn lines of credit.

Income Tax Expense.  Income taxes were $1.8 million for the three months ended September 30, 2019, reflecting an effective tax rate of 24.9%, compared to $1.3 million for the three months ended September 30, 2018, reflecting an effective tax rate of 20.9%.  Income tax expense for the three months ended September 30, 2019 included a tax benefit of $34,000 related to the exercise of stock options.  Income tax expense for the three months ended September 30, 2018 included tax benefits of $336,000 for a $2.4 million contribution to our defined benefit pension plan.  The 2017 Tax Cuts and Jobs Act allowed the tax deduction for the pension contribution to be calculated at the 35.0% federal corporate tax rate for 2017 rather than the 21.0% federal corporate tax rate for 2018.

Comparison of Operating Results for the Nine Months Ended September 30, 2019 and 2018

General.  Net income increased by $2.4 million, or 16.3%, from $14.6 million for the nine months ended September 30, 2018 to $17.0 million for the nine months ended September 30, 2019.  The increase in net income was due to a $4.5 million increase in noninterest income that was partially offset by an $858,000 decrease in net interest income, a $789,000 increase in income taxes, a $416,000 increase in noninterest expense and a $46,000 increase in loan loss provisions.

Net Interest Income.  Net interest income decreased by $858,000, or 1.9%, to $44.0 million for the nine months ended September 30, 2019.  Interest income increased by $2.1 million, or 3.8%, due to a $38.8 million increase in the average balance of interest-earning assets and a seven basis point increase in the average yield of interest-earning assets.  Interest expense increased by $2.9 million, or 29.9%, due to a $27.3 million increase in the average balance of interest-bearing liabilities and a 21 basis point increase in the cost of average interest-bearing liabilities. The interest rate spread and net interest margin were 2.81% and 2.94% respectively, for the nine months ended September 30, 2019, compared to 2.95% and 3.06% respectively, for the nine months ended September 30, 2018.  The decreases in the interest rate spread and in the net interest margin are attributable to a 21 basis point increase in the cost of average interest-bearing liabilities that was partially offset by a seven basis point increase in the yield of average interest-earning assets.

Interest Income.  Interest income increased by $2.1 million, or 3.8%, to $56.8 million for the nine months ended September 30, 2019.  Interest income on loans increased by $2.6 million, or 5.9%, to $47.5 million for the nine months ended September 30, 2019 from $44.8 million for the nine months ended September 30, 2018.  The increase in interest income on loans occurred because the average balance of loans grew by $71.1 million, or 4.7%, and the average loan yield increased by five basis points.  The increase in the average balance occurred as new loan originations exceeded loan repayments, loan sales and loan securitizations.  Interest income on securities decreased by $700,000, or 7.5%, to $8.6 million for the nine months ended September 30, 2019 from $9.3 million for the nine months ended September 30, 2018.  The decrease in interest income on securities occurred because the average balance of securities decreased by $31.0 million, or 7.7%, as security repayments and sales exceeded security purchases and loan securitizations.

Interest Expense.  Interest expense increased by $2.9 million, or 29.9%, to $12.7 million for the nine months ended September 30, 2019 from $9.8 million for the nine months ended September 30, 2018.  Interest expense on deposits increased by $2.1 million, or 25.9%, from $8.0 million for the nine months ended September 30, 2018 to $10.1 million for the nine months ended September 30, 2019. The increase in interest expense on deposits was due to an increase the average rate paid on deposits and in the average balance.  The average rate on deposits rose to 0.85% for the nine months ended September 30, 2019 compared to 0.68% for the nine months ended September 30, 2018.  The increase in the average rate on deposits was primarily due to an increase in the average cost of certificates of deposit, which rose to 1.98% for the nine months ended September 30, 2019 from 1.64% for the nine months ended September 30, 2018.  The average balance of deposits increased by $12.5 million, or 0.8%, to $1.6 billion for the nine months ended September 30, 2019.  The growth in deposits was primarily due to an $84.7 million increase in the average balance of certificates of deposit, which was partially offset by a $78.1 million decrease in the average balance of savings accounts.  Interest expense on Federal Home Loan Bank advances rose by $1.1 million, or 76.9%, to $2.4 million for the nine months ended September 30, 2019 compared to $1.4 million for the nine months ended September 30, 2018.  The increase in interest expense on advances occurred because of a $31.0 million increase in the average balance and a 64 basis point increase in the cost of advances.  The increase in the average balance and cost of advances occurred as we obtained additional long-term Federal Home Loan Bank advances in 2019 to control our interest rate risk by lengthening the maturity of our liabilities, and an increase in short-term interest rates.  Interest expense on securities sold under agreements to repurchase declined by $203,000, or 54.0%, to $173,000 for the nine months ended September 30, 2019 compared to $376,000 for the nine months ended September 30, 2018.  The decrease in interest expense on securities sold under agreements to repurchase occurred primarily because of a $16.2 million decrease in the average balance, which occurred as matured borrowings were paid off.

Provision for Loan Losses.  We recorded provisions for loan losses of $65,000 and $19,000 for the nine months ended September 30, 2019 and 2018, respectively.  The increase in provisions resulted from the growth in the loan portfolio.  The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.17% at September 30, 2019 and 2018.  Nonaccrual loans totaled $864,000 at September 30, 2019, or 0.05% of total loans at that date, compared to $2.4 million of nonaccrual loans at September 30, 2018, or 0.15% of total loans at that date.  Nonaccrual loans as of September 30, 2019 and 2018 consisted primarily of one- to four-family residential real estate loans.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2019 and 2018.  For additional information see Note (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income.  The following table summarizes changes in noninterest income between the nine months ended September 30, 2019 and 2018.

	Nine Months Ended
	September 30,		Change
	2019	2018	$ Change	% Change
		(Dollars in thousands)
Service fees on loan and deposit accounts	$1,427	$1,372	$55	4.0%
Income on bank-owned life insurance	632	647	(15)	(2.3)%
Gain on sale of investment securities	2,910	45	2,865	6,366.7%
Gain on sale of loans	1,211	61	1,150	1,885.2%
Other	635	200	435	217.5%
Total	$6,815	$2,325	$4,490	193.1%

Noninterest income increased by $4.5 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.  During the nine months ended September 30, 2019 we sold our investment in a trust preferred security and recognized a gain of $2.7 million.  The sale of this trust preferred security, which had a significant deterioration in the issuer’s credit rating, is in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of its intent to hold the remaining securities in the held-to-maturity portfolio to maturity.  During the nine months ended September 30, 2019, we securitized fixed-rate first mortgage loans with a book value of $29.2 million into mortgage-backed securities with a fair value of $30.1 million.  Mortgage servicing assets of $265,000 were recorded on the transaction and a net gain of $1.2 million was recognized on the securitization.  Other income increased primarily due to bank-owned life insurance proceeds.

Noninterest Expense.  The following table summarizes changes in noninterest expense between the nine months ended September 30, 2019 and 2018.

	Nine Months Ended
	September 30,		Change
	2019	2018	$ Change	% Change
		(Dollars in thousands)
Salaries and employee benefits	$17,002	$16,798	$204	1.2%
Occupancy	4,780	4,689	91	1.9%
Equipment	3,150	3,000	150	5.0%
Federal deposit insurance premiums	288	457	(169)	(37.0)%
Other general and administrative expenses	3,466	3,326	140	4.2%
Total	$28,686	$28,270	$416	1.5%

Noninterest expense increased by $416,000 for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Salaries and employee benefits expense increased primarily due to increases in compensation expense, stock benefit plan expenses and health insurance.  These increases were partially offset by an increase in the capitalized cost of new loan originations and a decrease in the expense for our employee stock ownership plan.  As new loans are originated, compensation expense is reduced due to the capitalization of the cost of new loans.  More loans were originated in the first nine months of 2019 compared to the first nine months of 2018.  The increase in the number of new loans originated resulted in an increase in loan capitalization and an offset to compensation expense for the nine months ended September 30, 2019.  Equipment expense increased primarily due to an increase in service bureau expense.  The reduction in federal deposit insurance premiums occurred when we received a credit because the FDIC insurance fund was over-capitalized.  The increase in other general and administrative expenses was primarily due to increases in auditing expenses, which were partially offset by a decrease in advertising expenses.

Income Tax Expense.  Income taxes were $5.2 million for the nine months ended September 30, 2019, reflecting an effective tax rate of 23.3%, compared to $4.4 million for the nine months ended September 30, 2018, reflecting an effective tax rate of 23.1%.  Income tax expense for the nine months ended September 30, 2019 included tax benefits of $266,000 related to the exercise of stock options.  In addition, $419,000 of recoveries on bank-owned life insurance was not taxable, which lowered the effective tax rate.  Income tax expense for the nine months ended September 30, 2018 included tax benefits of $476,000 for a $3.4 million contribution to our defined benefit pension plan and $129,000 related to the exercise of stock options.  The 2017 Tax Cuts and Jobs Act allowed the tax deduction for the pension contribution to be calculated at the 35.0% federal corporate tax rate for 2017 rather than the 21.0% federal corporate tax rate for 2018.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan and security repayments, advances from the Federal Home Loan Bank, proceeds from securities sold under agreements to repurchase and proceeds from loan and security sales.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.  We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Chief Financial Officer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2019.

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

Our most liquid asset is cash.  The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period.  At September 30, 2019, our cash and cash equivalents totaled $29.4 million. On that date, we had $183.9 million of Federal Home Loan Bank advances outstanding and $10.0 million in securities sold under agreements to repurchase outstanding, with the ability to borrow an additional $680.5 million under Federal Home Loan Bank advances.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2019, we had $19.0 million in loan commitments outstanding, most of which were for fixed-rate loans, and had $24.9 million in unused lines of credit to borrowers.  Certificates of deposit due within one year at September 30, 2019 totaled $304.0 million, or 18.9% of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and security sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2020.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities.  During the nine months ended September 30, 2019 and 2018 we originated $175.0 million and $164.1 million of loans, respectively.  We purchased $38.0 million and $15.0 million of securities in the nine months ended September 30, 2019 and 2018, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances, securities sold under agreements to repurchase, stock repurchases and dividend payments.  We experienced a  net decrease in deposits of $24.0 million and a  net increase in deposits of $46.1 million for the nine months ended September 30, 2019 and 2018, respectively.  The change in deposits occurred as we adopted a pricing strategy to control our cost of deposits and to maintain our net interest margin.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provide an additional source of funds.  Federal Home Loan Bank advances were $183.9 million and $142.2 million at September 30, 2019 and December 31, 2018, respectively.  We had the ability to borrow up to an additional $680.5 million and $769.3 million from the Federal Home Loan Bank as of September 30, 2019 and December 31, 2018, respectively.  We also utilize securities sold under agreements to repurchase as another borrowing source.  Securities sold under agreements to repurchase were $10.0 million at September 30, 2019 and $30.0 million at December 31, 2018.

At September 30, 2019, we had $75.0 million in standby letters of credit from the Federal Home Loan Bank pledged as collateral for State of Hawaii deposits.  At December 31, 2018, we did not have any standby letters of credit from the Federal Home Loan Bank.

Territorial Bancorp Inc. is a separate legal entity from Territorial Savings Bank and must provide for its own liquidity to pay dividends, repurchase shares of its common stock and for other corporate purposes.  Territorial Bancorp Inc.’s primary source of liquidity is dividend payments from Territorial Savings Bank.  The ability of Territorial Savings Bank to pay dividends to Territorial Bancorp Inc. is subject to regulatory requirements.  At September 30, 2019, Territorial Bancorp Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $16.8 million.

Territorial Savings Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  Effective January 1, 2015, the well capitalized threshold for Tier 1 risk-based capital was increased from 6.0% to 8.0% and a new capital standard, common equity tier 1 risk-based capital, was implemented with a 6.5% ratio requirement for a financial institution to be considered well capitalized.  Additionally, effective January 1, 2015, consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions became applicable to savings and loan holding companies over $1.0 billion in assets, such as the Company.  This asset level increased to $3.0 billion in 2018.  Accordingly, the Company is no longer subject to regulatory capital requirements because its total assets are less than $3.0 billion.  The capital requirements became fully-phased in on January 1, 2019.  At September 30, 2019, Territorial Savings Bank exceeded all of the fully-phased in regulatory capital requirements and is considered to be “well capitalized” under regulatory guidelines.  In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019.

The tables below present the fully-phased in capital required to be considered “well-capitalized” and meet the capital conservation buffer requirement as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for Territorial Savings Bank and the Company at September 30, 2019 and December 31, 2018:

(Dollars in thousands)	Required Ratio	Actual Amount	Actual Ratio
September 30, 2019:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$234,541	11.29%
Territorial Bancorp Inc.		$252,821	12.17%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$234,541	23.86%
Territorial Bancorp Inc.		$252,821	25.71%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$234,541	23.86%
Territorial Bancorp Inc.		$252,821	25.71%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$237,353	24.14%
Territorial Bancorp Inc.		$255,633	25.99%

December 31, 2018:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$225,694	11.09%
Territorial Bancorp Inc.		$242,888	11.92%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$225,694	23.50%
Territorial Bancorp Inc.		$242,888	25.29%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$225,694	23.50%
Territorial Bancorp Inc.		$242,888	25.29%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$228,423	23.78%
Territorial Bancorp Inc.		$245,617	25.57%

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

At September 30, 2019 and December 31, 2018, the Bank’s capital ratios exceeded the minimum capital thresholds for a “well-capitalized” institution.  There are no conditions or events that have changed the institution’s category under the capital guidelines.

Depending on the amount of dividends to be paid, the Bank is required to either notify or make application to the Federal Reserve Bank before dividends are paid to the parent company.

Legislation enacted in May 2018 requires the federal banking agencies, including the Federal Reserve Board, to establish a “community bank leverage ratio” between 8% to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion.  Institutions with capital meeting the specified requirements and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk based requirements.  The federal regulators have adopted 9% as the applicable ratio, effective March 31, 2020.

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

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.  Except for an increase of $53.5 million in certificates of deposit and an increase of $11.1 million in loan commitments between December 31, 2018 and September 30, 2019, there have not been any material changes in contractual obligations and funding needs since December 31, 2018.

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

Because we have historically operated as a traditional thrift institution, the significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit inflows, cash balances at the Federal Reserve Bank, loan and security repayments, advances from the Federal Home Loan Bank, proceeds from securities sold under agreements to repurchase and proceeds from loan and security sales.  In addition, there is little demand for adjustable-rate mortgage loans in the Hawaii market area.  This has resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets.  We sold $3.6 million and $8.4 million of fixed-rate mortgage loans during the nine months ended September 30, 2019 and 2018, respectively, to reduce our interest rate risk.  During the nine months ended September 30, 2019, we also increased our net long-term Federal Home Loan Bank advances by $97.0 million to reduce our interest rate risk.

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

The following table presents our internal calculations of the estimated changes in our EVE as of June 30, 2019 (the latest date for which we have available information) that would result from the designated instantaneous changes in the interest rate yield curve.

					Increase
					(Decrease) in
		Estimated		EVE Ratio as a	EVE Ratio as a
Change in		Increase		Percent of	Percent of
Interest Rates	Estimated EVE	(Decrease) in	Percentage	Present Value	Present Value of
(bp) (1)	(2)	EVE	Change in EVE	of Assets (3)(4)	Assets (3)(4)
(Dollars in thousands)
+400	$143,523	$(158,524)	(52.48)%	8.57%	(5.78)%
+300	$194,592	$(107,455)	(35.58)%	10.90%	(3.45)%
+200	$249,638	$(52,409)	(17.35)%	13.11%	(1.24)%
+100	$293,081	$(8,966)	(2.97)%	14.52%	0.17%
0	$302,047	$—	—%	14.35%	—%
-100	$273,078	$(28,969)	(9.59)%	12.65%	(1.70)%
-200	$196,868	$(105,179)	(34.82)%	9.05%	(5.30)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Interest rates on Freddie Mac mortgage-backed securities have decreased by 5 basis points between June 30, 2019 and September 30, 2019.  The decrease in interest rates is not expected to have a significant effect on estimated EVE.

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

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2019. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)             Not applicable.

(b)             Not applicable.

(c)             Stock Repurchases.  The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended September 30, 2019:

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average Price	Part of Publicly	That May Yet be
	of Shares	Paid per	Announced Plans or	Purchased Under the
Period	Purchased (1)	Share	Programs	Plans or Programs (2)
July 1, 2019 through July 31, 2019	6,643	$28.75	—	$5,000,000
August 1, 2019 through August 31, 2019	—	—	—	$5,000,000
September 1, 2019 through September 30, 2019	4,428	$29.41	—	$5,000,000

Total	11,071	$29.01	—	$5,000,000

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

101

The following materials from Territorial Bancorp Inc’s Form 10-Q report for the quarter ended September 30, 2019, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

TERRITORIAL BANCORP INC.
(Registrant)

Date: November 8, 2019	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and
Chief Executive Officer

Date: November 8, 2019	/s/ Melvin M. Miyamoto
Melvin M. Miyamoto
Senior Vice President and Chief Financial Officer