Form 10-K
period 2019-12-31
Territorial Bancorp Inc.
filed 2020-03-13
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

The aggregate value of the voting common equity held by nonaffiliates of the registrant, computed by reference to the closing price of the registrant’s shares of common stock as of June 30, 2019 ($30.90) was $269.9 million.

As of February 29, 2020, there were 9,686,048 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

PART I

ITEM 1.Business

Territorial Bancorp Inc.

Territorial Bancorp Inc. (the Company) is a Maryland corporation and owns 100% of the outstanding common stock of Territorial Savings Bank.  In 2009, we completed our initial public offering of common stock in connection with the mutual-to-stock conversion of Territorial Mutual Holding Company. Since the completion of our initial public offering, we have not engaged in any significant business activity other than owning the common stock of and having savings deposits in Territorial Savings Bank, paying dividends and repurchasing shares of common stock.  At December 31, 2019, we had consolidated assets of $2.1 billion, consolidated deposits of $1.6 billion and consolidated stockholders’ equity of $243.9 million.

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

Available Information

Territorial Bancorp Inc. is a public company, and files current, quarterly and annual reports with the Securities and Exchange Commission.  These reports and any amendments to these reports are available for free on our website, www.territorialsavings.net as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.  Information on our website should not be considered a part of this Annual Report on Form 10-K.  The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

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

The largest sector of Hawaii’s economy is the visitor industry.  The Hawaii Tourism Authority reported that 10.4 million visitors came to the state in 2019, a 5.4% increase compared to 2018.  The increase in visitor arrivals is primarily due to growth in the number of visitors from the continental United States.  Total visitor expenditures in 2019 totaled $17.8 billion, a 1.4% increase compared to 2018.

The unemployment rate for the State of Hawaii remained unchanged at 2.6% in December 2018 and  December 2019.  Hawaii’s unemployment rate continued to be lower than the rate for the entire United States, which was 3.5% in December 2019. The growth in the visitor and construction industries have supported the local economy and kept the state’s unemployment rate lower than the national rate.  The construction of several new condominium projects and work on the City and County of Honolulu’s mass transit project has increased employment in Hawaii’s construction industry.

The number of single-family homes sold on the Island of Oahu, the primary real estate market in Hawaii, totaled 3,750 units in 2019, an increase of 3.9% compared to sales in 2018.  The median price paid on Oahu for a single-family home in 2019 was $789,000, a decrease of 0.1% compared to the median price in 2018.  The number of condominium sales, a notable portion of the overall housing market, totaled 5,408 units in 2019, a decrease of 4.8% compared to sales in 2018.  The median price paid on Oahu for condominiums in 2019 was $425,000, an increase of 1.2% compared to the median price in 2018.

On the island of Maui, the second largest real estate market in Hawaii, sales of existing single-family homes totaled 1,117 units in 2019, a 1.9% decrease compared to the number of units sold in 2018.  The median price paid for a single-family home on Maui in 2019 was $741,000, an increase of 4.4% compared to the median price in 2018.  The number of condominium sales totaled 1,606 units in 2019, a decrease of 3.1% compared to the number of units sold in 2018.  The median price paid on Maui for condominiums in 2019 was $516,000, a 3.1% increase compared to the median price in 2018.

In 2019, there were 1,666 bankruptcy filings in Hawaii, an increase of 11.8% compared to the number of filings in 2018.  Although bankruptcy filings have risen in 2019, the total number of filings is considered to be relatively low.  Several local economists believe the increase in bankruptcy filings is due to Hawaii’s high cost of living and the improvement in the economy, leading people to spend more and to sometimes take on too much debt.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in all four counties in the State of Hawaii.  As of June 30, 2019 (the latest date for which information is publicly available), we ranked fifth in FDIC-insured deposit market share in the State of Hawaii (out of 13 banks and thrift institutions with offices in Hawaii), with a 3.8% market share.  As of that date, our largest market share was in the City and County of Honolulu, where we ranked fifth in deposit market share (out of 13 banks and thrift institutions with offices in the City and County) with a 4.0% market share.

Lending Activities

Our primary lending activity is the origination of one- to four-family residential mortgage loans.  To a much lesser extent, we also originate home equity loans and lines of credit, construction, commercial and other nonresidential real estate loans, consumer loans, multi-family mortgage loans and commercial business loans.

One- to Four-Family Residential Mortgage Loans.  At December 31, 2019, $1.5 billion, or 96.7% of our total loan portfolio, consisted of one- to four-family residential mortgage loans.  We offer conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities generally up to 30 years.  There has been little demand for adjustable-rate mortgage loans in our market area.

One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.”  We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which was $726,525 for single-family homes located in the State of Hawaii for 2019.  We also originate loans above this amount, which are referred to as “jumbo loans.”  These jumbo loan amounts are generally up to $1.0 million, although we originate loans above this amount.  We generally originate fixed-rate jumbo loans with terms of up to 30 years.  We have not originated significant amounts of adjustable-rate jumbo loans in recent years due to customer preference for fixed-rate loans in our market area.  We generally underwrite jumbo loans in a manner similar to conforming loans.  Jumbo loans are not uncommon in our market area.

We originate loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 100%.  We generally require private mortgage insurance for loans with loan-to-value ratios in excess of 80%.  During the year ended December 31, 2019, we originated $5.4 million of one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80%. We offer a variety of credit programs for low- to moderate-income and first-time home purchasers.  These include our first time home purchaser program, where the borrower will receive up to a 50 basis point reduction in points charged in connection with the loan.  We also originate first mortgage loans to lower-income individuals who reside in rural census tracts where the U.S. Department of Agriculture will issue a second mortgage and complete the underwriting of the loan, subject to our review before origination.  We also offer both Federal Housing Administration (FHA) and Veterans Administration (VA) fixed-rate loans.

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

Home Equity Loans and Lines of Credit.  In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and home equity lines of credit that are secured primarily by one- to four-family residential homes.  Home equity lines of credit have a maximum term of 10 years during which time the borrower is required to make payments to principal based on the amortization of 0.125% of principal outstanding per month.  Home equity loans may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan, while lines of credit for owner-occupied properties and investment properties may be underwritten with loan-to-value ratios of 80% and 65%, respectively, when combined with the principal balance of the existing mortgage loan.  At December 31, 2019, the outstanding balance of home equity loans totaled $907,000, or 0.1% of our total loan portfolio, and the outstanding balance of home equity lines of credit totaled $9.2 million, or 0.6% of our total loan portfolio.

Nonresidential Real Estate Loans.  Our nonresidential real estate loans consist primarily of commercial real estate loans and construction loans for residential real estate projects.  These loans totaled $23.4 million, or 1.5% of our loan portfolio as of December 31, 2019.  The commercial real estate properties primarily include owner-occupied light industrial properties.  We generally seek to originate commercial real estate loans with initial principal balances of $1.0 million or less.  Loans secured by commercial real estate totaled $11.1 million, or 0.7%, of our total loan portfolio at December 31, 2019, and consisted of 13 loans outstanding with an average loan balance of approximately $851,000.  All of our nonresidential real estate loans are secured by properties located in our primary market area.  At December 31, 2019, our largest commercial real estate loan had a principal balance of $2.9 million and was secured by real property and improvements utilized as an office building.  This loan was performing in accordance with its original terms at December 31, 2019.

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

We also originate a limited amount of construction loans to experienced developers, almost exclusively for the construction of residential real estate projects.  Construction loans are also made to individuals for the construction of their personal residences.  Construction loans to individuals are generally “interest-only” loans during the construction period, and convert to permanent, amortizing loans following the completion of construction.  At December 31, 2019, construction loans totaled $7.6 million, or 0.5% of total loans receivable.  At December 31, 2019, the additional unadvanced portion of these construction loans totaled $3.2 million.

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

Loan Originations, Purchases, Sales and Servicing.  All loans that we originate are underwritten pursuant to our policies and procedures, which incorporate standard Freddie Mac underwriting guidelines, to the extent applicable.  We originate both adjustable-rate and fixed-rate loans.  However, in our market area, customer demand is primarily for fixed-rate loans.  Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand.  Most of our one- to four-family residential mortgage loan originations are generated by our branch managers and employees located in our banking offices and our additional commissioned loan officers located in our corporate headquarters.  We also advertise throughout our market area.  We also receive loans from mortgage brokers, mortgage bankers and other financial institutions that work with our staff to process and close these loans.  We underwrite and approve all of these loans.

We sell loans to assist us in managing interest rate risk.  We sold $10.1 million and $10.0 million of residential mortgage loans (all fixed-rate loans, with terms of 10 years or longer) during the years ended December 31, 2019 and 2018, respectively.  We had one loan for $470,000 classified as held for sale at December 31, 2019.

We sell our loans without recourse, except for normal representations and warranties provided in sales transactions.  Since 2009, we have been selling loans primarily on a servicing released basis where servicing is transferred to a third party at the time the loan is sold.  Prior to 2009, most of our loan sales were conducted on a servicing retained basis.   At December 31, 2019, we were servicing loans owned by others with a principal balance of $65.1 million.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.  We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities.  For the year ended December 31, 2019, we received servicing fees of $114,000.  At December 31, 2019, substantially all of the loans serviced for Freddie Mac and Fannie Mae were performing in accordance with their contractual terms and we believe that there are no material repurchase obligations associated with these loans.

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

Territorial Savings Bank also uses automated systems to underwrite one- to four-family residential mortgage loans up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which was $726,525 in the State of Hawaii for 2019.  We require appraisals of all real property securing one- to four-family residential real estate loans, and on property securing home equity loans and lines of credit.  All appraisers are licensed appraisers and all third-party appraisers are approved by the Board of Directors annually.

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

Our current investment policy permits investments in securities issued by the United States Government as well as mortgage-backed securities and direct obligations of Fannie Mae, Freddie Mac and Ginnie Mae.  The investment policy also permits, with certain limitations, investments in certificates of deposit, bank-owned life insurance, collateralized mortgage obligations, municipal securities and stock in the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank (FRB).  We purchase stock in the FHLB in order to obtain services such as demand deposit accounts, certificates of deposit, security safekeeping services and borrowings in the form of advances.  As a member of the Federal Reserve System, we are required to hold stock in the FRB.

Our current policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.  As of December 31, 2019, we held no asset-backed securities other than mortgage-backed securities.  As a state savings bank, Territorial Savings Bank is not permitted to invest in equity securities.  This general restriction does not apply to Territorial Bancorp Inc.

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

Our held-to-maturity securities at December 31, 2019 consisted of mortgage-backed securities with a carrying value of $363.9 million.  At December 31, 2019, all of our mortgage-backed securities were issued by Fannie Mae, Freddie Mac or Ginnie Mae.  At December 31, 2019, we had four securities totaling $8.6 million classified as available-for-sale.  At December 31, 2019, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date.  The fair values of our securities are usually based on published or securities dealers’ market values.

Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages.  Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees.  Mortgage-backed securities typically are collateralized by pools of one- to four-family or multi-family mortgages.  We invest primarily in mortgage-backed securities backed by one- to four-family mortgages.  The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guarantee fees.  Ginnie Mae, a United States Government agency, and government sponsored enterprises, such as Fannie Mae and Freddie Mac, either guarantee the payments or guarantee the timely payment of principal and interest to investors.  Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities.  In addition, mortgage-backed securities may be used to collateralize public deposits and  borrowings.  Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities.

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

Deposits.  At December 31, 2019, deposits totaled $1.6 billion, or 88.6% of total liabilities.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposit accounts consist of passbook and statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts and Super NOW accounts.  Historically, we have not accepted brokered deposits.  We accept deposits primarily from the areas in which our offices are located.  We rely on our competitive pricing and products, convenient locations and quality customer service to attract and retain deposits.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis.  Deposit rates and terms are based primarily on current operating strategies, market interest rates, liquidity requirements and our deposit growth goals.

Borrowings.  Our borrowings consist of advances from the FHLB and funds borrowed from securities sold under agreements to repurchase.  At December 31, 2019, our FHLB advances totaled $156.0 million, or 8.5% of total liabilities, and securities sold under agreements to repurchase totaled $10.0 million, or 0.5% of total liabilities.  At December 31, 2019, we had access to additional FHLB advances of up to $727.5 million.  Advances from the FHLB are secured by our investment in the common stock of the FHLB as well as by a blanket pledge on our assets not otherwise pledged.  Securities sold under agreements to repurchase are secured by mortgage-backed securities.

Subsidiary Activities

Territorial Savings Bank owns 100% of the common stock of Territorial Financial Services, Inc., a Hawaii corporation that is authorized to engage in insurance activities.  At December 31, 2019, Territorial Savings Bank’s investment in Territorial Financial Services, Inc. was $12,000, and Territorial Financial Services, Inc. had assets of $75,000 at that date.  Territorial Savings Bank also owns 100% of the common stock of Territorial Real Estate Co., Inc., an inactive Hawaii corporation that is authorized to manage and dispose of problem real estate.

Personnel

As of December 31, 2019, we had 264 full-time employees and 17 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

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

Federal Tax Reform.  The Tax Cuts and Jobs Act of 2017 includes a number of changes in tax law impacting businesses including, among other things, a reduction of the federal corporate income tax rate from 35% to 21% effective January 1, 2018.  In addition to the reduction in the federal corporate income tax rate, stricter limits were placed on the tax deductibility of business meals and entertainment expenses for amounts paid or incurred on or after January 1, 2018.

Method of Accounting.  For federal income tax purposes, Territorial Bancorp Inc. currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31st for filing its consolidated federal income tax returns.

Alternative Minimum Tax.   Prior to January 1, 2018, the Internal Revenue Code imposed an alternative minimum tax (AMT) at a rate of 20% on a base of regular taxable income plus certain tax preferences, which we refer to as “alternative minimum taxable income.” The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain AMT payments may be used as credits against regular tax liabilities in future years.  Effective January 1, 2018, the corporate AMT was repealed.   At December 31, 2019, we did not have any AMT payments available to carry forward to future periods and under existing federal tax regulations, we do not expect to have any going forward.

Net Operating Loss Carryovers.    Prior to January 1, 2018, subject to certain limitations, a company may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  For net operating losses generated beginning January 1, 2018, there are no carry backs allowed and an unlimited carry forward period. At December 31, 2019, the Company did not have any net operating loss carry forwards for federal income tax purposes.

Corporate Dividends.  We may exclude from our income 100% of dividends received from Territorial Savings Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns.  Territorial Bancorp Inc.’s 2011 federal income tax return was audited in 2013.  The audit did not result in any material changes to the federal income tax return.  Tax years 2016 to 2018 currently remain subject to examination by the IRS.

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

Territorial Bancorp Inc.’s state franchise tax returns have not been audited in the most recent five-year period.  Tax years 2016 to 2018 currently remain subject to examination by the Department of Taxation of the State of Hawaii.

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

At December 31, 2019, Territorial Savings Bank’s regulatory capital exceeded that required by the capital requirements.

Legislation enacted in May 2018 requires the federal banking agencies, including the Federal Reserve Board, to establish a “community bank leverage ratio” of between 8 to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion.  Institutions with capital meeting the specified requirements and electing to follow the alternative framework are deemed to comply with the applicable regulatory capital requirements, including the risk based requirements.  The federal regulators issued a final rule that set the optional “community bank leverage ratio” at 9%.

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

At December 31, 2019, Territorial Savings Bank met the criteria for being considered “well-capitalized.”

The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital requirement provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well-capitalized” for purposes of prompt corrective action.

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

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution if, after making such distribution, the institution would be undercapitalized within the meaning of the prompt corrective action regulations.

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

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The Federal Deposit Insurance Corporation was required to seek to achieve the 1.35% ratio by September 30, 2020.  The Federal Deposit Insurance Corporation indicated that the 1.35% ratio was exceeded in November 2018.  The Dodd-Frank Act required insured institutions with assets of $10 billion or more to fund the increase from 1.15% to 1.35% and, effective July 1, 2016, such institutions were subject to a surcharge to achieve that goal.  Insured institutions of less than $10 billion of assets are receiving credits for the portion of their assessments that contributed to increasing the reserve ratio between 1.15% and 1.35%.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation, and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long-range fund ratio of 2%.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  Management cannot predict what insurance assessment rates will be in the future.

Federal Home Loan Bank System.  Territorial Savings Bank is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks.  The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the FHLB of Des Moines, Territorial Savings Bank is required to acquire and hold shares of capital stock in the FHLB.  As of December 31, 2019, Territorial Savings Bank held $8.7 million of capital stock in the FHLB of Des Moines and was in compliance with this requirement.

Hawaii Banking Regulation

Authority granted by Hawaii laws includes accepting and holding deposits, borrowing from any source, making loans and extensions of credit of any kind, investing in service corporation subsidiaries engaged in activities permissible for service corporations of federal savings banks and engaging in other activities that are usual or incidental to the business of a savings bank.  Hawaii law requires that at least 50% of a savings bank’s loans and extensions of credit be secured by real estate.  In addition, certain commercial loans are limited to 15% of the savings bank’s assets and education loans are limited to 10% of assets.  Federal law may limit some of the authority provided to Hawaii savings banks by Hawaii law.

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

Capital.  Savings and loan holding companies have historically not been subject to specific regulatory capital requirements.  The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions applied to savings and loan holding companies as of January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer for savings and loan holding companies was phased in between 2016 and 2019.  However, legislation enacted in May 2018 required the Federal Reserve Board to raise the threshold of its “small holding company” exception to the applicability of consolidated holding company capital requirements from $1 billion of consolidated assets to $3 billion of consolidated assets.  That change became effective in August 2018.  Consequently, holding companies with less than $3 billion of consolidated assets, including Territorial Bancorp, Inc., are generally not subject to the requirements unless otherwise advised by the Federal Reserve Board.

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

Qualified Thrift Lender Test

In order for Territorial Bancorp Inc. to continue to be regulated as a savings and loan holding company (rather than bank holding company) when Territorial Savings Bank converted from a federal savings bank to a Hawaii savings bank, Territorial Savings Bank is required to satisfy the same qualified thrift lender (QTL) test that it did as federal savings bank.  The QTL test requires Territorial Savings Bank to either qualify as a “domestic building and loan association” as defined by the Internal Revenue Code or maintain at least 65% of “portfolio assets” in “qualified thrift investments,” primarily residential mortgages and related investments, including mortgage-backed and related securities.  Territorial Savings Bank was in compliance with the QTL test at December 31, 2019.

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

As a result of our focus on one- to four-family residential real estate loans and the low demand for adjustable-rate loans in our market area, the interest rates we earn on our loans are generally fixed for long periods of time.  Additionally, many of our securities investments are of long maturities with fixed interest rates.  Like many savings institutions, our focus on deposit accounts as a source of funds, which have no stated maturity date or shorter contractual maturities than loans, results in our liabilities having a shorter duration than our assets.  For example, as of December 31, 2019, 94.7% of our loans had maturities of 15 years or longer, while 66.9% of our certificates of deposits had maturities of one year or less.  This imbalance can create significant earnings volatility, because market interest rates change over time.  In a period of rising interest rates, the interest income earned on our assets, such as loans and investments, likely will not increase as rapidly as the interest paid on our liabilities, such as deposits.  Furthermore, our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand.  In a period of declining interest rates, the interest income earned on our assets likely will decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities, thereby requiring us to reinvest these cash flows at lower interest rates.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At December 31, 2019, the fair value of our investment in held-to-maturity securities totaled $371.3 million.  Net unrealized gains on these securities totaled $7.4 million at December 31, 2019.  At December 31, 2019, our available-for-sale securities totaled $8.6 million.

At December 31, 2019, our “rate shock” analysis indicated that our economic value of equity (the difference between the market value of our assets and the market value of our liabilities with adjustments made for off-balance sheet items) would decrease by $64.9 million if there was an instantaneous 200 basis point increase in market interest rates.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Our lending activities provide lower interest rates than financial institutions that originate more commercial loans.

Our principal lending activity consists of originating one- to four-family residential real estate mortgage loans.  As of December 31, 2019, these loans totaled $1.5 billion or 96.7% of total loans.  We originate our loans with a focus on limiting credit risk and not to generate the highest return or create the greatest difference between the yield on our interest-earning assets and our cost of funds (interest rate spread).

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

At December 31, 2019, our portfolio of commercial real estate, construction and other nonresidential real estate loans totaled $23.4 million, or 1.5% of total loans.  In addition, at December 31, 2019, our portfolio of commercial business loans totaled $9.0 million, or 0.6% of total loans.  These loans generally expose us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and income stream of the borrowers.  Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance.  While our allowance for loan losses was 0.2% of total loans at December 31, 2019, material additions to our allowance could materially decrease our net income.

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for Territorial Bancorp Inc. and Territorial Savings Bank for our first fiscal year beginning after December 15, 2022.  This standard, referred to as Current Expected Credit Loss (CECL), will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.  Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

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

Tourism is the largest sector of Hawaii’s economy.  The Hawaii Tourism Authority reported visitor arrivals and visitor spending grew by 5.4% and 1.4%, respectively, from 2018 to 2019.  A downturn in the tourism industry, and the related loss of jobs or operating income for businesses, could have a significant impact on our ability to originate loans, and the ability of borrowers to repay loans, either of which could adversely affect our financial condition and results of operations.

The tourism industry can be affected by various factors, including the global economy and concerns over travel.  For example, in December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China.  The duration of business disruption and the effects on tourism cannot be reasonably estimated at this time, but could adversely affect our financial condition and results of operations.

Climate change is a long term risk to the State of Hawaii.

As a state surrounded by water, rising sea levels will impact coastline properties and properties subject to tidal flooding.  That could negatively impact the real estate loans we have made on those properties.  Furthermore, as tourism is the State’s largest industry, climate change could negatively impact the weather of Hawaii, which is one of the leading reasons for visitors to travel to the State.

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

A final capital rule that became effective for financial institutions on January 1, 2015, included minimum risk-based capital and leverage ratios, and refined the definition of what constitutes “capital” for purposes of calculating these ratios.  The minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a “capital conservation buffer” of 2.5%, resulting in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The capital conservation buffer requirement was fully implemented in January 2019. A financial institution, such as Territorial Savings Bank, is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.

Territorial Savings Bank and Territorial Bancorp Inc. met all of these requirements, including the full 2.5% capital conservation buffer, as of December 31, 2019.

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

Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud, including cyberfraud, and other financial crimes.  In addition, employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation.  Nationally, reported incidents of fraud and other financial crimes have increased.  We have also experienced losses due to apparent fraud and other financial crimes.  Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.  While we have policies and procedures designed to prevent such losses, losses may still occur.

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

The defense industry, the second largest contributor to Hawaii’s economy after the visitor industry, accounts for about 9.8% of the state’s gross domestic product.  The defense industry creates thousands of jobs for residents of the State.  Cuts to defense and other general spending could have an adverse impact on Hawaii’s economy, which could adversely affect our financial condition and results of operations.

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

ITEM 1B.Unresolved Staff Comments

Not applicable.

ITEM 2.Properties

We operate from our corporate office in Honolulu, Hawaii, and from our 29 full-service branches located in the State of Hawaii.  The net book value of our premises, land and equipment was $4.4 million at December 31, 2019.  The following table sets forth information with respect to all of our full-service banking offices.  We lease all of our properties except for the Kailua Branch.

AINA HAINA	KAIMUKI	KIHEI	PEARLRIDGE
Aina Haina Shopping Center	1108 12th Avenue	Azeka Shopping Center	98-084 Kamehameha Highway
820 West Hind Drive	Honolulu, Oahu 96816	1279 South Kihei Road	Aiea, Oahu 96701
Honolulu, Oahu 96821		Kihei, Maui 96753

ALA MOANA CENTER	KALIHI-KAPALAMA	KONA	PIIKOI
1450 Ala Moana Boulevard	1199 Dillingham Boulevard	Crossroads Shopping Center	1159 South Beretania Street
Honolulu, Oahu 96814	Honolulu, Oahu 96817	75-1027 Henry Street	Honolulu, Oahu 96814
Kailua-Kona, Hawaii 96740

DOWNTOWN	KAMEHAMEHA	LAHAINA	SALT LAKE
1000 Bishop Street	SHOPPING CENTER	Old Lahaina Center	Salt Lake Shopping Center
Honolulu, Oahu 96813	1620 North School Street	170 Papalaua Street	848 Ala Lilikoi Street
	Honolulu, Oahu 96817	Lahaina, Maui 96761	Honolulu, Oahu 96818

HAWAII KAI	KANEOHE	MANOA	WAIPAHU
Hawaii Kai Shopping Center	46-005 Kawa Street	Manoa Marketplace	Waipahu Town Center
377 Keahole Street	Kaneohe, Oahu 96744	2752 Woodlawn Drive	94-050 Farrington Highway
Honolulu, Oahu 96825		Honolulu, Oahu 96822	Waipahu, Oahu 96797

HILO	KAPAHULU	McCULLY	WAIPIO
Waiakea Center	Kilohana Square	1111 McCully Street	Laniakea Plaza
315 Makaala Street	1016 Kapahulu Avenue	Honolulu, Oahu 96826	94-1221 Ka Uka Boulevard
Hilo, Hawaii 96720	Honolulu, Oahu 96816		Waipahu, Oahu 96797

KAHALA	KAPOLEI	MILILANI
4819 Kilauea Avenue	Ace Center at Kapolei	Town Center of Mililani
Honolulu, Oahu 96816	480 Kamokila Boulevard	95-1249 Meheula Parkway
	Kapolei, Oahu 96709	Mililani, Oahu 96789

KAHULUI	KAUAI	NUUANU
Queen Kaahumanu Center	Kukui Grove Shopping Center	Nuuanu Shopping Center
275 W. Kaahumanu Avenue	4393 Kukui Grove Street	1613 Nuuanu Avenue
Kahului, Maui 96732	Lihue, Kauai 96766	Honolulu, Oahu 96817

KAILUA	KEEAUMOKU	PEARL CITY
19 Oneawa Street	735 Keeaumoku Street	Pearl City Shopping Center
Kailua, Oahu 96734	Honolulu, Oahu 96814	850 Kamehameha Highway
Pearl City, Oahu 96782

ITEM 3.Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business.  At December 31, 2019, we were not involved in any legal proceedings, the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market, Holder and Dividend Information.  Our common stock is traded on the NASDAQ Global Select Market under the symbol “TBNK.”  The approximate number of holders of record of Territorial Bancorp Inc.’s common stock as of February 28, 2020 was 1,063.  Certain shares of Territorial Bancorp Inc. are held in “nominee” or “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

(b) Sales of Unregistered Securities. Not applicable.

(c) Use of Proceeds. Not applicable.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(e) Stock Repurchases. The following table sets forth information in connection with repurchases of our shares of common stock during the fourth quarter of 2019:

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average Price	Part of Publicly	That May Yet be
	of Shares	Paid per	Announced Plans or	Purchased Under the
Period	Purchased (1)	Share	Programs	Plans or Programs (2) (3)
October 1, 2019 through October 31, 2019	4,287	$29.47	—	$5,000,000
November 1, 2019 through November 30, 2019	7,017	30.79	—	$5,000,000
December 1, 2019 through December 31, 2019	—	$—	—	$5,000,000

Total	11,304	$30.29	—	$5,000,000

(1)	Includes shares acquired by the Company to settle the exercise price in connection with stock swap or net settlement transactions related to the exercise of stock options.
(2)

On May 3, 2019, the Company announced the completion of its eighth share repurchase program.  Under this share repurchase program, the Company was authorized to repurchase up to $5,000,000 of its outstanding shares.

(3)

On June 6, 2019, the Company announced its ninth share repurchase program.  Under this share repurchase program, the Company is authorized to repurchase up to $5,000,000 of our common stock based on certain price assumptions.  We have entered into a Rule 10b5-1 plan with respect to our stock repurchase program.

ITEM 6.Selected Financial Data

The following selected financial data and ratios have been derived, in part, from the Consolidated Financial Statements and notes appearing elsewhere in this Annual Report on Form 10-K.

	At December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Selected Financial Condition Data:

Total assets	$2,086,313	$2,069,206	$2,003,846	$1,877,562	$1,821,141
Cash and cash equivalents	44,806	47,063	32,089	61,273	65,919
Investment securities held to maturity	363,883	371,517	404,792	407,656	493,059
Loans receivable, net	1,584,784	1,574,714	1,488,971	1,335,987	1,188,649
Bank-owned life insurance	45,113	45,066	44,201	43,294	42,328
Federal Home Loan Bank stock, at cost	8,723	8,093	6,541	4,945	4,790
Deposits	1,631,933	1,629,164	1,597,295	1,493,200	1,445,103
Advances from the Federal Home Loan Bank	156,000	142,200	107,200	69,000	69,000
Securities sold under agreements to repurchase	10,000	30,000	30,000	55,000	55,000
Total stockholders’ equity	243,890	235,079	234,854	229,786	219,641

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Selected Operating Data:

Interest income	$75,568	$73,301	$68,333	$66,073	$63,092
Interest expense	17,027	13,529	9,589	7,844	6,515
Net interest income	58,541	59,772	58,744	58,229	56,577
Provision for loan losses	61	119	52	310	455
Net interest income after provision for loan losses	58,480	59,653	58,692	57,919	56,122
Noninterest income	7,832	3,164	3,846	4,094	4,911
Noninterest expense	38,006	37,494	36,474	34,879	36,499
Income before income taxes	28,306	25,323	26,064	27,134	24,534
Income taxes	6,311	6,111	11,102	10,787	9,786
Net income	$21,995	$19,212	$14,962	$16,347	$14,748

	At or for the Year Ended December 31,
	2019	2018	2017	2016	2015
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	1.06%	0.95%	0.77%	0.88%	0.84%
Return on average equity (ratio of net income to average equity)	9.04%	8.14%	6.34%	7.20%	6.75%
Interest rate spread (1)	2.80%	2.94%	3.07%	3.19%	3.29%
Net interest margin (2)	2.93%	3.05%	3.15%	3.26%	3.36%
Efficiency ratio (3)	57.26%	59.57%	58.27%	55.96%	59.36%
Noninterest expense to average total assets	1.83%	1.85%	1.89%	1.88%	2.08%
Average interest-earning assets to average interest-bearing liabilities	115.44%	114.92%	115.50%	115.66%	115.86%
Average equity to average total assets	11.71%	11.62%	12.20%	12.25%	12.46%
Basic earnings per share	$2.38	$2.07	$1.61	$1.80	$1.63
Diluted earnings per share	$2.34	$2.03	$1.57	$1.76	$1.59
Dividend payout ratio (4)	63.40%	56.16%	76.43%	52.27%	47.80%

Asset Quality Ratios:
Nonperforming assets to total assets	0.04%	0.11%	0.21%	0.24%	0.30%
Nonperforming loans to total loans	0.05%	0.14%	0.28%	0.34%	0.45%
Allowance for loan losses to nonperforming loans	368.48%	119.39%	60.28%	53.78%	40.00%
Allowance for loan losses to total loans	0.17%	0.17%	0.17%	0.18%	0.18%

Capital Ratios (bank-level only):
Total capital (to risk-weighted assets)	23.59%	23.78%	23.59%	25.59%	26.07%
Common equity Tier 1 capital (to risk-weighted assets)	23.31%	23.50%	23.31%	25.30%	25.79%
Tier I capital (to risk-weighted assets)	23.31%	23.50%	23.31%	25.30%	25.79%
Tier I capital (to total assets)	10.92%	11.09%	11.04%	11.76%	11.49%

Other Data:
Number of full-service offices	29	29	29	28	28
Full-time equivalent employees	273	277	276	271	275

(1)	The average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	The dividend payout ratio represents cash dividends declared per share divided by diluted earnings per share.

ITEM 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The objective of this section is to help readers understand our views on our results of operations and financial condition.  You should read this discussion in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements that appear elsewhere in this Annual Report on Form 10-K.

Overview

We have historically operated as a traditional thrift institution.  The significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit inflows, cash balances at the Federal Reserve Bank, loan and securities repayments, advances from the Federal Home Loan Bank, proceeds from securities sold under agreements to repurchase and proceeds from loan and security sales.  As a result, we may be vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets.

We have continued our focus on originating one- to four-family residential real estate loans.  Our emphasis on conservative loan underwriting has resulted in continued low levels of nonperforming assets.  Our nonperforming assets, which can include nonaccrual loans and real estate owned, totaled $736,000, or 0.04% of total assets at December 31, 2019, compared to $2.2 million, or 0.11% of total assets at December 31, 2018.  As of December 31, 2019, nonperforming assets consisted of six mortgage loans with a principal balance of $736,000.  Our nonperforming loans and loan loss experience has enabled us to maintain a relatively low allowance for loan losses in relation to other peer institutions and correspondingly resulted in low levels of provisions for loan losses.  Our provisions for loan losses were $61,000 and $119,000 for the years ended December 31, 2019 and 2018, respectively.

Our operations are affected by our efforts to manage our interest rate risk position.  In 2019 and 2018, we sold $10.1 million and $10.0 million, respectively, of fixed-rate mortgage loans.  In 2019 and 2018, we obtained $19.0 million and $86.6 million, respectively, of long-term public deposits.  In 2019 and 2018, we increased our long-term FHLB borrowings by $121.0 million and $5.0 million, respectively, to reduce interest rate risk.  See “—Management of Market Risk” for a discussion of the actions we have taken in managing interest rate risk.

All of Territorial Savings Bank’s investments in mortgage-backed securities and collateralized mortgage obligations have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  These agencies guarantee the payment of principal and interest on the Bank’s mortgage-backed securities.  We do not own any preferred stock issued by Fannie Mae or Freddie Mac.  As of December 31, 2019 and 2018, our additional borrowing capacity at the FHLB of Des Moines was $727.5 million and $769.3 million, respectively.

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

We evaluated our $8.7 million investment in FHLB stock for other-than-temporary impairment as of December 31, 2019.  Considering the long-term nature of this investment and the liquidity position of the FHLB of Des Moines, our FHLB stock was not considered to be other-than-temporarily impaired.  As of December 31, 2019, the FHLB of Des Moines has met all of its regulatory capital requirements.  Moody’s Investor Services has given the FHLB of Des Moines a long-term credit rating of Aaa.

We evaluated our $3.1 million investment in FRB stock for other-than-temporary impairment as of December 31, 2019.  Based on the long-term nature of this investment and the liquidity position of the FRB of San Francisco, our FRB stock was not considered to be other-than-temporarily impaired.

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

Defined Benefit Retirement Plan.  Defined benefit plan obligations and related assets of our defined benefit retirement plan are presented in Note 17 of the Notes to Consolidated Financial Statements.  Effective December 31, 2008, the defined benefit retirement plan was frozen and all plan benefits were fixed as of that date.  Plan assets, which consist primarily of marketable equity securities and mutual funds, are typically valued using market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries through the use of a number of assumptions.  Key assumptions in measuring the plan obligations include the discount rate and the expected long-term rate of return on plan assets.  In determining the discount rate, we utilize a yield that reflects the top 50% of the universe of bonds, ranked in the order of the highest yield.  These bonds provide cash flows that match the timing of expected benefit payments.  Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.

At December 31, 2019, we used weighted-average discount rates of 4.30% and 3.30% for calculating annual pension expense and projected plan liabilities, respectively, and an expected long-term rate of return on plan assets of 7.25% for calculating annual pension expense.  At December 31, 2018, we used weighted-average discount rates of 3.70% and 4.30% for calculating annual pension expense and projected plan liabilities, respectively, and an expected long-term rate of return on plan assets of 7.25% for calculating annual pension expense.  For both the discount rate and the asset return rate, a range of estimates could reasonably have been used, which would affect the amount of pension expense and pension liability recorded.

A decrease in the discount rate or an increase in the asset return rate would have reduced our pension expense in 2019, while an increase in the discount rate or a decrease in the asset return rate would have the opposite effect.  A 25 basis point decrease in the discount rate assumptions would have decreased our 2019 pension expense by $8,000 and would have increased our year-end 2019 pension liability by $606,000, while a 25 basis point decrease in the asset return rate would have increased our 2019 pension expense by $42,000.

Balance Sheet Analysis

Assets.  At December 31, 2019, our assets were $2.1 billion, an increase of $17.1 million, or 0.8%, from December 31, 2018.  The increase was primarily caused by an increase of $10.1 million in loans receivable and recording a net $11.6 million right-of-use asset related to leases.  These increases were partially offset by decreases of $2.3 million in cash and cash equivalents and $1.6 million in total investment securities.

Cash and Cash Equivalents.  At December 31, 2019, we had $44.8 million of cash and cash equivalents compared to $47.1 million at December 31, 2018.   During 2019, cash and cash equivalents decreased by $2.3 million primarily due to $13.7 million in dividends paid, funding a net increase of $10.1 million in loans receivable, a $6.2 million net decrease in borrowings and the repurchase of $1.6 million of common stock.  These decreases in cash and cash equivalents were partially offset by $22.0 million in net income, a $2.8 million increase in deposits and a $1.6 million decrease in total investment securities.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$1,536,781	96.66%	$1,531,149	96.88%	$1,444,625	96.65%	$1,289,364	96.11%	$1,145,904	95.90%
Multi-family residential	9,965	0.63	12,151	0.77	10,799	0.72	9,551	0.71	9,834	0.82
Construction, commercial and other	23,382	1.47	20,780	1.31	21,787	1.46	23,346	1.74	19,288	1.62
Home equity loans and lines of credit	10,084	0.63	11,090	0.70	12,882	0.86	14,805	1.10	15,333	1.28
Other loans	9,719	0.61	5,296	0.34	4,614	0.31	4,564	0.34	4,543	0.38

Total loans	1,589,931	100.00%	1,580,466	100.00%	1,494,707	100.00%	1,341,630	100.00%	1,194,902	100.00%

Other items:
Unearned fees and discounts, net	(2,435)		(3,110)		(3,188)		(3,191)		(4,087)
Allowance for loan losses	(2,712)		(2,642)		(2,548)		(2,452)		(2,166)

Loans receivable, net	$1,584,784		$1,574,714		$1,488,971		$1,335,987		$1,188,649

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled maturities of our loan portfolio at December 31, 2019.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to four-family		Multi-family residential		Construction, commercial		Home equity loans and
	residential real estate		real estate		and other real estate		lines of credit		Other loans		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
2020	$29	5.11%	$—	—%	$2,206	5.00%	$276	7.23%	$502	7.54%	$3,013	5.63%
2021 to 2024	1,517	4.93	2,443	5.50	3,434	5.23	1,927	7.05	2,120	5.56	11,441	5.62
2025 and beyond	1,535,235	3.86	7,522	4.36	17,742	4.54	7,881	5.33	7,097	4.79	1,575,477	3.88

Total	$1,536,781	3.86%	$9,965	4.64%	$23,382	4.69%	$10,084	5.71%	$9,719	5.10%	$1,589,931	3.90%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2019 that are contractually due after December 31, 2020.

	Due After December 31, 2020
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$1,535,622	$1,130	$1,536,752
Multi-family residential	9,292	673	9,965
Construction, commercial and other	19,562	1,614	21,176
Home equity loans and lines of credit	907	8,901	9,808
Other loans	8,603	614	9,217

Total loans	$1,573,986	$12,932	$1,586,918

Securities.  At December 31, 2019, our securities portfolio totaled $372.5 million, or 17.9% of assets and included $363.9 million of held-to-maturity securities and $8.6 million of available-for-sale securities.    All of the mortgage-backed securities were issued by Fannie Mae, Freddie Mac or Ginnie Mae.  At December 31, 2019, none of the underlying collateral consisted of subprime or Alt-A loans (traditionally defined as nonconforming loans having less than full documentation).  At December 31, 2019, we held no common or preferred stock of Fannie Mae or Freddie Mac.

The following table sets forth the amortized cost and estimated fair value of our securities portfolio at the dates indicated.

	At December 31,
	2019		2018		2017
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Available for Sale:
U.S. government sponsored mortgage-backed securities:
Freddie Mac	$7,905	$8,628	$2,644	$2,560	$2,870	$2,851
Total	$7,905	$8,628	$2,644	$2,560	$2,870	$2,851

Held to Maturity:
U.S. government sponsored mortgage-backed securities:
Fannie Mae	$110,497	$112,446	$119,536	$117,079	$127,768	$128,069
Freddie Mac	218,966	224,271	211,365	208,015	229,120	231,051
Collateralized mortgage obligations (1)	3,964	3,865	4,877	4,608	5,992	5,744
Ginnie Mae	30,456	30,723	35,664	34,517	41,485	40,954
Total U.S. government sponsored mortgage-backed securities	363,883	371,305	371,442	364,219	404,365	405,818

Trust preferred securities	—	—	75	703	427	845

Total	$363,883	$371,305	$371,517	$364,922	$404,792	$406,663

(1)	All of our collateralized mortgage obligations have been issued by Fannie Mae, Freddie Mac or Ginnie Mae.

Our trust preferred security investment was sold in 2019.  A gain of $2.7 million was recognized on the sale.

Any unrealized loss on individual mortgage-backed securities as of December 31, 2019 and 2018 was caused by increases in market interest rates.  All of our mortgage-backed securities are guaranteed by U.S. government-sponsored enterprises or a U.S. government agency.  Since the decline in market value has been attributable to changes in interest rates and not credit quality, we continue to have the intent not to sell these investments, and it is not more likely than not that we will be required to sell such investments prior to the recovery of the amortized cost basis, we have not considered these investments to be other-than-temporarily impaired as of December 31, 2019 and 2018.

At December 31, 2019, we had no investments in a single company (other than U.S. government sponsored enterprises) or entity that had an aggregate book value in excess of 10% of our consolidated stockholders’ equity.

Portfolio Maturities and Coupons.  The composition and maturities of the investment securities portfolio at December 31, 2019 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  No tax-equivalent adjustments have been made, as we did not hold any tax-free investment securities at December 31, 2019.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Coupon	Cost	Coupon	Cost	Coupon	Cost	Coupon	Cost	Fair Value	Coupon
	(Dollars in thousands)
Available for Sale:
U.S. government sponsored mortgage-backed securities:
Freddie Mac	$—	—%	$—	—%	$—	—%	$8,628	4.00%	$8,628	$8,628	4.00%
Total	$—	—%	$—	—%	$—	—%	$8,628	4.00%	$8,628	$8,628	4.00%

Held to Maturity:
U.S. government sponsored mortgage-backed securities:
Fannie Mae	$—	—%	$—	—%	$47	4.48%	$110,450	3.11%	$110,497	$112,446	3.11%
Freddie Mac	—	—	1	5.00	—	—	218,965	3.08	218,966	224,271	3.08
Collateralized mortgage obligations (1)	—	—	—	—	—	—	3,964	1.65	3,964	3,865	1.65
Ginnie Mae	—	—	—	—	13	3.65	30,443	2.91	30,456	30,723	2.91
Total U.S. government sponsored mortgage-backed securities	—	—	1	5.00	60	4.30	363,822	3.06	363,883	371,305	3.06

Total	$—	—%	$1	5.00%	$60	4.30%	$363,822	3.06%	$363,883	$371,305	3.06%

(1)	All of our collateralized mortgage obligations have been issued by Fannie Mae, Freddie Mac or Ginnie Mae.

Bank-Owned Life Insurance.  We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations.  Bank-owned life insurance also generally provides us noninterest income that is nontaxable.  Interagency federal guidance generally limits our investment in bank-owned life insurance to 25% of the Bank’s Tier 1 capital plus our allowance for loan losses.  At December 31, 2019, this limit was $57.6 million, and we had invested $45.1 million in bank-owned life insurance at that date.

Deposits.  At December 31, 2019, deposits totaled $1.6 billion or 88.6% of total liabilities.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposit accounts consist of passbook and statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts and Super NOW accounts.  Historically, we have not accepted, and do not currently have, brokered deposits.  We accept deposits primarily from the areas in which our offices are located.  We rely on our competitive pricing and products, convenient locations and quality customer service to attract and retain deposits.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis.  Deposit rates and terms are based primarily on current operating strategies, market interest rates, liquidity requirements and our deposit growth goals.

During the year ended December 31, 2019, our deposits grew by $2.8 million, or 0.2%.  The growth in deposits was primarily due to increases of $72.8 million in the balance of certificates of deposit and $10.3 million in checking accounts, which were partially offset by an $83.1 million decrease in passbook savings for the year ended December 31, 2019.  The increase in certificates of deposit and the decrease in passbook savings accounts occurred as some customers transferred funds to certificates of deposit with higher interest rates.

At December 31, 2019, we had a total of $463.9 million in certificates of deposit, of which $310.5 million had remaining maturities of one year or less.  Based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity.

The following tables set forth the distribution of our average total deposit accounts (including interest-bearing and non-interest-bearing deposits), by account type, for the periods indicated.

	For the Year Ended December 31,
	2019			2018
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)
Deposit type:
Non-interest-bearing	$52,501	3.2%	—%	$51,063	3.1%	—%
Savings accounts	939,159	57.4	0.49%	1,019,966	62.9	0.47%
Certificates of deposit	447,898	27.4	1.97%	362,699	22.4	1.68%
Money market	5,034	0.3	0.44%	5,673	0.3	0.44%
Checking and Super NOW	190,667	11.7	0.02%	183,277	11.3	0.02%

Total deposits	$1,635,259	100.0%	0.85%	$1,622,678	100.0%	0.70%

	For the Year Ended December 31, 2017
			Weighted
	Average		Average
	Balance	Percent	Rate
	(Dollars in thousands)
Deposit type:
Non-interest-bearing	$47,148	3.1%	—%
Savings accounts	1,033,454	67.2	0.43%
Certificates of deposit	270,225	17.6	1.17%
Money market	5,171	0.3	0.44%
Checking and Super NOW	180,858	11.8	0.02%

Total deposits	$1,536,856	100.0%	0.51%

As of December 31, 2019, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $250,000 was $272.7 million.  The following table sets forth the maturity of those certificates as of December 31, 2019.

At
December 31, 2019
(In thousands)
Three months or less	$79,900
Over three months through six months	68,488
Over six months through one year	39,354
Over one year to three years	80,362
Over three years	4,629

Total	$272,733

Borrowings.  Our borrowings consist of advances from the FHLB and funds borrowed under securities sold under agreements to repurchase.  At December 31, 2019, our FHLB advances totaled $156.0 million, or 8.5% of total liabilities, and our securities sold under agreements to repurchase totaled $10.0 million, or 0.5% of total liabilities.  At December 31, 2019, we had the capability to borrow up to $727.5 million in the form of additional advances from the Federal Home Loan Bank.

During the year ended December 31, 2019, our total borrowings decreased by $6.2 million or 3.6%.  The decrease was due to a decrease in securities sold under agreements to repurchase, which was partially offset by an increase in FHLB advances.  We primarily funded our operations with additional deposits, borrowings, proceeds from loan and security sales and principal repayments on loans and mortgage-backed securities.

The following table sets forth information concerning balances and interest rates on our FHLB advances at the dates and for the years indicated.

	At or for the Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Balance at end of year	$156,000	$142,200	$107,200
Average balance during year	$138,181	$106,159	$73,416
Maximum outstanding at any month end	$183,900	$142,200	$107,200
Weighted average interest rate at end of year	2.27%	2.35%	1.70%
Average interest rate during year	2.42%	1.89%	1.51%

The following table sets forth information concerning balances and interest rates on our securities sold under agreements to repurchase at the dates and for the years indicated.

	At or for the Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Balance at end of year	$10,000	$30,000	$30,000
Average balance during year	$12,808	$30,000	$51,315
Maximum outstanding at any month end	$30,000	$30,000	$55,000
Weighted average interest rate at end of year	1.77%	1.66%	1.66%
Average interest rate during year	1.75%	1.68%	1.59%

Stockholders’ Equity.  At December 31, 2019, our stockholders’ equity was $243.9 million, an increase of $8.8 million, or 3.7%, from $235.1 million at December 31, 2018.  The increase in stockholders’ equity occurred as our net income and the increase in capital from the exercise of stock options and allocation of ESOP shares exceeded dividends paid to shareholders and share repurchases.

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

	For the Year Ended
	December 31, 2019
	Average
	Outstanding
	Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (1)	$1,539,289	$60,558	3.93%
Multi-family residential	11,755	542	4.61
Construction, commercial and other	21,462	1,019	4.75
Home equity loans and lines of credit	11,196	636	5.68
Other loans	7,396	382	5.16
Total loans	1,591,098	63,137	3.97
Investment securities:
U.S. government sponsored mortgage-backed securities (1)	371,844	11,459	3.08
Trust preferred securities	3	—	0.00
Total securities	371,847	11,459	3.08
Other	38,447	972	2.53
Total interest-earning assets	2,001,392	75,568	3.78
Non-interest-earning assets	77,075
Total assets	$2,078,467

Interest-bearing liabilities:
Savings accounts	$939,159	4,593	0.49%
Certificates of deposit	447,898	8,807	1.97
Money market accounts	5,034	22	0.44
Checking and Super NOW accounts	190,667	41	0.02
Total interest-bearing deposits	1,582,758	13,463	0.85
Federal Home Loan Bank advances	138,181	3,346	2.42
Securities sold under agreements to repurchase	12,808	218	1.70
Total interest-bearing liabilities	1,733,747	17,027	0.98
Non-interest-bearing liabilities	101,396
Total liabilities	1,835,143
Stockholders’ equity	243,324
Total liabilities and stockholders’ equity	$2,078,467

Net interest income		$58,541
Net interest rate spread (2)			2.80%
Net interest-earning assets (3)	$267,645
Net interest margin (4)			2.93%
Interest-earning assets to interest-bearing liabilities	115.44%

(footnotes on following page)

	For the Year Ended December 31,
	2018			2017
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (1)	$1,480,279	$57,827	3.91%	$1,357,508	$52,751	3.89%
Multi-family residential	11,086	505	4.56	9,572	448	4.68
Construction, commercial and other	22,799	1,073	4.71	22,603	1,032	4.57
Home equity loans and lines of credit	12,267	629	5.13	13,930	654	4.69
Other loans	4,543	245	5.39	4,925	259	5.26
Total loans	1,530,974	60,279	3.94	1,408,538	55,144	3.91
Investment securities:
U.S. government sponsored mortgage-backed securities (1)	395,279	12,236	3.10	403,537	12,526	3.10
Trust preferred securities	213	—	0.00	868	—	0.00
Total securities	395,492	12,236	3.09	404,405	12,526	3.10
Other	36,102	786	2.18	51,686	663	1.28
Total interest-earning assets	1,962,568	73,301	3.73	1,864,629	68,333	3.66
Non-interest-earning assets	68,320			69,887
Total assets	$2,030,888			$1,934,516

Interest-bearing liabilities:
Savings accounts	$1,019,966	4,841	0.47%	$1,033,454	4,445	0.43%
Certificates of deposit	362,699	6,109	1.68	270,225	3,159	1.17
Money market accounts	5,673	25	0.44	5,171	23	0.44
Checking and Super NOW accounts	183,277	40	0.02	180,858	39	0.02
Total interest-bearing deposits	1,571,615	11,015	0.70	1,489,708	7,666	0.51
Federal Home Loan Bank advances	106,159	2,010	1.89	73,416	1,105	1.51
Securities sold under agreements to repurchase	30,000	504	1.68	51,315	818	1.59
Total interest-bearing liabilities	1,707,774	13,529	0.79	1,614,439	9,589	0.59
Non-interest-bearing liabilities	87,086			84,000
Total liabilities	1,794,860			1,698,439
Stockholders’ equity	236,028			236,077
Total liabilities and stockholders’ equity	$2,030,888			$1,934,516

Net interest income		$59,772			$58,744
Net interest rate spread (2)			2.94%			3.07%
Net interest-earning assets (3)	$254,794			$250,190
Net interest margin (4)			3.05%			3.15%
Interest-earning assets to interest-bearing liabilities	114.92%			115.50%

(1)	Average balance includes loans or investments available for sale, as applicable.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2019 vs. 2018			2018 vs. 2017
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential	$2,320	411	2,731	$4,795	281	5,076
Multi-family residential	31	6	37	69	(12)	57
Construction, commercial and other	(64)	10	(54)	9	32	41
Home equity loans and lines of credit	(30)	37	7	(108)	83	(25)
Other loans	147	(10)	137	(22)	8	(14)
Total loans	2,404	454	2,858	4,743	392	5,135
U.S. government sponsored mortgage-backed securities	(723)	(54)	(777)	(256)	(34)	(290)
Other	53	133	186	(94)	217	123

Total interest-earning assets	1,734	533	2,267	4,393	575	4,968

Interest-bearing liabilities:
Savings accounts	(404)	156	(248)	(57)	453	396
Certificates of deposit	1,575	1,123	2,698	1,290	1,660	2,950
Money market accounts	(3)	—	(3)	2	—	2
Checking and Super NOW accounts	2	(1)	1	1	—	1
Total interest-bearing deposits	1,170	1,278	2,448	1,236	2,113	3,349
Federal Home Loan Bank advances	694	642	1,336	573	332	905
Securities sold under agreements to repurchase	(293)	7	(286)	(361)	47	(314)

Total interest-bearing liabilities	1,571	1,927	3,498	1,448	2,492	3,940

Change in net interest income	$163	$(1,394)	$(1,231)	$2,945	$(1,917)	$1,028

Comparison of Operating Results for the Years Ended December 31, 2019 and 2018

General.  Net income increased by $2.8 million, or 14.5%, to $22.0 million for the year ended December 31, 2019 from $19.2 million for the year ended December 31, 2018.  The increase in net income was primarily due to a $4.7 million increase in noninterest income, which was partially offset by a $1.2 million decrease in net interest income.

Net Interest Income.  Net interest income decreased by $1.2 million, or 2.1%, to $58.5 million for the year ended December 31, 2019 from $59.8 million for the year ended December 31, 2018.  Interest income increased by $2.3 million, or 3.1%, to $75.6 million for the year ended December 31, 2019 from $73.3 million for the year ended December 31, 2018.  The increase in interest income occurred primarily because of a $38.8 million increase in average interest-earning assets, which was augmented by a five basis point increase in the average yield on interest-earning assets.  Interest expense increased by $3.5 million, or 25.9%, to $17.0 million for the year ended December 31, 2019 from $13.5 million for the year ended December 31, 2018.  The increase in interest expense was due to a 19 basis point increase in the average cost of interest-bearing liabilities and a $26.0 million increase in average interest-bearing liabilities.  The interest rate spread and net interest margin were 2.80% and 2.93%, respectively, for the year ended December 31, 2019, compared to 2.94% and 3.05%, respectively, for the year ended December 31, 2018.  The decreases in the interest rate spread and net interest margin were primarily due to an increase in the cost of average interest-bearing liabilities.

Interest Income.  Interest income rose by $2.3 million, or 3.1%, to $75.6 million for the year ended December 31, 2019 from $73.3 million for the year ended December 31, 2018.  Interest income on loans increased by $2.9 million, or 4.7%, to $63.1 million for the year ended December 31, 2019 from $60.3 million for the year ended December 31, 2018.  The increase in interest income on loans occurred because the average balance of loans grew by $60.1 million, or 3.9%, as new loan originations exceeded loan repayments, sales and securitizations.  The increase in interest income that occurred because of growth in the loan portfolio was augmented by a three basis point increase in the average loan yield to 3.97% for the year ended December 31, 2019 compared to 3.94% for the year ended December 31, 2018.  The increase in the average yield on loans occurred because of the origination of new loans with higher yields.  Interest income on investment securities decreased by $777,000, or 6.4%, to $11.5 million for the year ended December 31, 2019 from $12.2 million for the year ended December 31, 2018.  The decrease in interest income on securities occurred primarily because of a $23.6 million decrease in the average securities balance.  The decrease in the average securities balance occurred as repayments and security sales exceeded security purchases and loan securitizations.  The repayments on securities were reinvested into higher yielding loans.

Interest Expense.  Interest expense increased by $3.5 million, or 25.9%, to $17.0 million for the year ended December 31, 2019 from $13.5 million for the year ended December 31, 2018.  Interest expense on certificates of deposits increased by $2.7 million, or 44.2%, to $8.8 million for the year ended December 31, 2019 from $6.1 million for the year ended December 31, 2018.   The increase in interest expense on certificates of deposit occurred because of a 29 basis point increase in the average cost of certificates of deposit and an $85.2 million increase in the average balance of certificates of deposit.  Interest expense on FHLB advances increased by $1.3 million, or 66.5%, during the year ended December 31, 2019 compared to the year ended December 31, 2018.  The increase in interest expense on FHLB advances was due to a $32.0 million increase in the average balance of FHLB advances and a 53 basis point increase in the average cost of FHLB advances.  The increase in the average cost of advances occurred primarily because of rising FHLB advance rates.  Interest expense on securities sold under agreements to repurchase declined by $286,000, or 56.7%, during the year ended December 31, 2019 compared to the year ended December 31, 2018.  The decrease in interest expense on securities sold under agreements to repurchase was caused by a $17.2 million, or 57.3%, decrease in the average outstanding balance of securities sold under agreements to repurchase.  The decline in the average balance of securities sold under agreements to repurchase occurred as matured borrowings were paid off in 2019.

Provision for Loan Losses.  Based on our analysis of the factors described in “—Allowance for Loan Losses,” we recorded provisions for loan losses of $61,000 and $119,000 for the years ended December 31, 2019 and 2018, respectively.  The decrease in loan loss provisions from 2018 to 2019 is primarily due to a decrease in nonperforming loans and relatively low levels of loan losses.  The provisions for loan losses included net recoveries of $9,000 for the year ended December 31, 2019 and net charge-offs of $25,000 for year ended December 31, 2018.  The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.17% at December 31, 2019 and December 31, 2018.  Nonaccrual loans totaled $736,000 and $2.2 million at December 31, 2019 and 2018, respectively.  To the best of our knowledge, at December 31, 2019 and 2018, we had provided for all losses that are both probable and reasonable to estimate at those respective dates.

Noninterest Income.  The following table summarizes changes in noninterest income for the years ended December 31, 2019 and 2018.

	Year Ended December 31,		Change 2019/2018
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Service fees on loan and deposit accounts	$1,937	$1,886	$51	2.7%
Income on bank-owned life insurance	835	865	(30)	(3.5)%
Gain on sale of investment securities	2,910	45	2,865	6,366.7%
Gain on sale of loans	1,540	72	1,468	2,038.9%
Other	610	296	314	106.1%
Total	$7,832	$3,164	$4,668	147.5%

Noninterest income increased by $4.7 million for the year ended December 31, 2019 compared to the year ended December 31, 2018.  During the year ended December 31, 2019, we sold our investment in a trust preferred security and recognized a gain of $2.7 million.  The sale of this trust preferred security, which had a significant deterioration in the issuer’s credit rating, is in accordance with the Investments — Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of its intent to hold the remaining securities in the held-to-maturity portfolio to maturity.   The $1.5 million gain on sale of loans occurred when we securitized mortgage loans with a book value of $36.8 million into mortgage-backed securities.  The gain on the loan securitization transactions occurred as the fair value of the mortgage-backed securities and the mortgage servicing assets, which were capitalized, exceeded the amortized cost of the mortgage loans.  Other income increased primarily due to bank-owned life insurance proceeds.

Noninterest Expense.  The following table summarizes changes in noninterest expense for the years ended December 31, 2019 and 2018.

	Year Ended December 31,		Change 2019/2018
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	$22,580	$22,159	$421	1.9%
Occupancy	6,400	6,324	76	1.2%
Equipment	4,183	3,980	203	5.1%
Federal deposit insurance premiums	288	608	(320)	(52.6)%
Other general and administrative expenses	4,555	4,423	132	3.0%
Total	$38,006	$37,494	$512	1.4%

Noninterest expense increased by $512,000 to $38.0 million for the year ended December 31, 2019 from $37.5 million for the year ended December 31, 2018.  Salaries and employee benefits expense increased by $421,000 for the year primarily due to increases in compensation expense, stock benefit plan expenses and health insurance.  These increases were partially offset by an increase in the capitalized cost of new loan originations and a decrease in the expense for our employee stock ownership plan.  More loans were originated in 2019 than in 2018 and the increase in new loan originations raised the credit to compensation expense for the cost of new loan originations.  Equipment expense increased primarily due to an increase in information technology expenses.  The increase in other general and administrative expenses was mainly due to increases in professional fees.  The reduction in federal deposit insurance premiums occurred when we received credits because the FDIC insurance fund was over-capitalized.

Income Tax Expense.  Income tax expense for 2019 was $6.3 million with an effective tax rate of 22.3% compared to $6.1 million with an effective tax rate of 24.1% in 2018.  Income tax expense for 2019 included a $402,000 tax benefit that occurred when we filed an amended 2017 corporate tax return that included an increase in depreciation expense.  The additional depreciation expense occurred when we conducted a study that reduced the asset lives used to calculate depreciation.  We filed an amended return and were able to deduct the increase in depreciation expense at the 2017 federal corporate tax rate of 35% rather than the current 21% federal corporate tax rate.  Income tax expense for 2019 also included $297,000 of tax benefits from the exercise of stock options.  In addition, we received $419,000 of proceeds on bank-owned life insurance in 2019 that were not taxable and lowered the effective tax rate.  Income tax expense for 2018 included a $476,000 tax benefit from a $3.4 million pension contribution to our defined benefit pension plan.  The 2017 Tax Cuts and Jobs Act allowed the tax deduction for the pension contribution to be calculated at the 2017 corporate tax rate of 35% rather than the current federal tax rate of 21%.  Income tax expense for 2018 also included $134,000 of tax benefits from the exercise of stock options.

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

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
First mortgage:
One- to four-family residential	$647	$2,065	$4,062	$4,402	$5,282
Home equity loans and lines of credit	89	148	165	156	124
Other loans	—	—	—	1	9
Total nonaccrual loans	736	2,213	4,227	4,559	5,415

Real estate owned:
Real estate loans:
First mortgage:
One- to four-family residential	—	—	—	—	—
Total real estate owned	—	—	—	—	—

Total nonperforming assets	736	2,213	4,227	4,559	5,415

Loans delinquent 90 days or greater and still accruing interest	—	—	—	—	—

Restructured loans still accruing interest:
Real estate loans:
First mortgage:
One- to four-family residential	577	897	915	1,185	1,203
Total restructured loans still accruing interest	577	897	915	1,185	1,203

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$1,313	$3,110	$5,142	$5,744	$6,618

Ratios:
Nonperforming loans to total loans	0.05%	0.14%	0.28%	0.34%	0.45%
Nonperforming assets to total assets	0.04%	0.11%	0.21%	0.24%	0.30%

For the year ended December 31, 2019, gross interest income that would have been recorded had our nonaccruing loans been current in accordance with original terms was $60,000.  For the year ended December 31, 2019, we recognized no interest income on such nonaccruing loans on a cash basis during the year.  For the year ended December 31, 2019, gross interest income due and collected on our accruing restructured loans was $34,000.

We had six troubled debt restructurings totaling $1.2 million as of December 31, 2019 that were considered to be impaired.  This total included five one- to four-family residential mortgage loans totaling $1.1 million and one home equity loan for $64,000.  Three of the loans, totaling $577,000, were performing in accordance with their restructured terms and accruing interest at December 31, 2019.  Three of the loans, totaling $589,000, were performing in accordance with their restructured terms but not accruing interest at December 31, 2019.  We had eight troubled debt restructurings totaling $1.7 million as of December 31, 2018 that were considered to be impaired.  This total included seven one- to four-family residential mortgage loans totaling $1.6 million and one home equity loan for $78,000.  Four of the loans, totaling $897,000, were performing in accordance with their restructured terms and accruing interest at December 31, 2018.  Four of the loans, totaling $769,000, were performing in accordance with their restructured terms but not accruing interest at December 31, 2018.  There were no new troubled debt restructurings in 2019 or 2018.

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2019
Real estate loans:
First mortgage:
One- to four-family residential	5	$959	—	$—	5	$959
Home equity loans and lines of credit	1	26	—	—	1	26
Other loans	4	1	1	1	5	2
Total loans	10	$986	1	$1	11	$987

At December 31, 2018
Real estate loans:
First mortgage:
One- to four-family residential	1	$292	2	$838	3	$1,130
Home equity loans and lines of credit	1	29	1	41	2	70
Other loans	5	4	—	—	5	4
Total loans	7	$325	3	$879	10	$1,204

At December 31, 2017
Real estate loans:
First mortgage:
One- to four-family residential	4	$1,207	4	$1,589	8	$2,796
Home equity loans and lines of credit	—	—	1	41	1	41
Other loans	6	—	—	—	6	—
Total loans	10	$1,207	5	$1,630	15	$2,837

At December 31, 2016
Real estate loans:
First mortgage:
One- to four-family residential	1	$133	4	$1,358	5	$1,491
Home equity loans and lines of credit	1	35	2	49	3	84
Other loans	4	—	1	1	5	1
Total loans	6	$168	7	$1,408	13	$1,576

At December 31, 2015
Real estate loans:
First mortgage:
One- to four-family residential	—	$—	6	$1,615	6	$1,615
Home equity loans and lines of credit	—	—	—	—	—	—
Other loans	3	1	1	10	4	11
Total loans	3	$1	7	$1,625	10	$1,626

Real Estate Owned.  Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned.  When property is acquired it is recorded at estimated fair value at the date of foreclosure less the cost to sell, establishing a new cost basis.  Estimated fair value generally represents the price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions.  Holding costs and declines in estimated fair value result in charges to expense after acquisition.  At December 31, 2019, 2018, 2017, 2016, and 2015, we had no real estate owned.

Classification of Assets.  Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets as substandard, doubtful or loss.  An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or the fair value of collateral pledged, if any.  Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.

We maintain an allowance for loan losses at an amount estimated to equal all credit losses incurred in our loan portfolio that are both probable and reasonable to estimate at a balance sheet date.  Our determination as to the classification of our assets and the amount of our loss allowances is subject to review by bank regulators, who can require that we establish additional loss allowances.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of our review of our assets at December 31, 2019, we had substandard assets of $1.1 million, loss assets of $1,000 and no doubtful assets.  Substandard assets at December 31, 2019 included $788,000 of troubled debt restructurings and $360,000 of nonperforming loans.  At December 31, 2018, we had $3.0 million of substandard assets and no doubtful or loss assets.  Substandard assets at December 31, 2018 included $1.3 million of troubled debt restructurings, $1.7 million of nonperforming loans and $75,000 of trust preferred securities.  We classify any loan that is delinquent 90 days or more as substandard.  Loans which have been delinquent for fewer days may also be classified as substandard.

In addition to classifying assets as substandard, doubtful or loss, we also categorize assets as special mention.  A special mention asset has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.  We designate any loan that is 30 to 89 days delinquent as special mention.  Loans which have been delinquent for fewer days may also be categorized as special mention.  At December 31, 2019 and 2018, special mention assets were $973,000 and $433,000, respectively.

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

Residential mortgage loans represent the largest segment of our loan portfolio.  All of the residential mortgage loans are secured by a first mortgage on residential real estate in Hawaii, consist primarily of fixed-rate mortgage loans that have been underwritten to Freddie Mac guidelines and have similar risk characteristics.  The loan loss allowance is determined by first calculating the historical loss rate for this segment of the portfolio.  The loss rate may be adjusted for qualitative and environmental factors.  The allowance for loan loss is calculated by multiplying the adjusted loss rate by the total loans in this segment of the portfolio.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Year Ended December 31,
	2019	2018	2017	2016	2015
(Dollars in thousands)
Balance at beginning of year	$2,642	$2,548	$2,452	$2,166	$1,691

Charge-offs:
Real estate loans:
First mortgage:
One- to four-family residential	8	12	11	33	—
Home equity loans and lines of credit	—	—	—	—	—
Other loans	40	29	26	28	53
Total charge-offs	48	41	37	61	53

Recoveries:
Real estate loans:
First mortgage:
One- to four-family residential	36	10	75	24	3
Construction, commercial and other	—	—	—	1	11
Home equity loans and lines of credit	—	—	—	—	47
Other loans	21	6	6	12	12
Total recoveries	57	16	81	37	73

Net (charge-offs) recoveries	9	(25)	44	(24)	20
Provision for loan losses	61	119	52	310	455

Balance at end of year	$2,712	$2,642	$2,548	$2,452	$2,166

Ratios:
Net charge-offs to average loans outstanding	—%	—%	—%	—%	—%
Allowance for loan losses to nonperforming loans at end of year	368.48%	119.39%	60.28%	53.78%	40.00%
Allowance for loan losses to total loans at end of year	0.17%	0.17%	0.17%	0.18%	0.18%

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

	At December 31,
	2019		2018		2017
		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$1,730	96.66%	$1,781	96.88%	$1,706	96.65%
Multi-family residential	11	0.63	16	0.77	15	0.72
Construction, commercial and other	511	1.47	443	1.31	539	1.46
Home equity loans and lines of credit	1	0.63	1	0.70	1	0.86
Other loans	54	0.61	47	0.34	55	0.31
Total allocated allowance	2,307	100.00	2,288	100.00	2,316	100.00
Unallocated	405	—	354	—	232	—
Total	$2,712	100.00%	$2,642	100.00%	$2,548	100.00%

	At December 31,
	2016		2015
		Percent of		Percent of
		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans
	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$1,579	96.11%	$1,365	95.90%
Multi-family residential	15	0.71	15	0.82
Construction, commercial and other	519	1.74	517	1.62
Home equity loans and lines of credit	2	1.10	3	1.28
Other loans	115	0.34	72	0.38
Total allocated allowance	2,230	100.00	1,972	100.00
Unallocated	222	—	194	—
Total	$2,452	100.00%	$2,166	100.00%

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

We have historically operated as a traditional thrift institution and a significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with checking and savings accounts and short-term borrowings.  There is also little demand for adjustable-rate mortgage loans in the Hawaii market area.  This has resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets.

We continue our efforts to reduce interest rate risk.  In 2019 and 2018, we sold $10.1 million and $10.0 million, respectively, of fixed-rate mortgage loans.  In 2019 and 2018, we obtained $19.0 million and $86.6 million, respectively, of long-term public deposits.  In 2019 and 2018, we increased our long-term FHLB borrowings by $121.0 million and $5.0 million, respectively, to reduce our interest rate risk.  In addition, we may utilize the following strategies to further reduce our interest rate risk:

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

Our policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.  We do not have any current plans to sell loans classified as held-for-investment.

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

The following table presents our internal calculations of the estimated changes in our EVE as of December 31, 2019 that would result from the designated instantaneous changes in the interest rate yield curve.

					Increase
					(Decrease) in
		Estimated		EVE Ratio as a	EVE Ratio as a
Change in		Increase		Percent of	Percent of
Interest Rates	Estimated EVE	(Decrease) in	Percentage	Present Value	Present Value of
(bp) (1)	(2)	EVE	Change in EVE	of Assets (3)(4)	Assets (3)(4)
(Dollars in thousands)
+400	$141,370	$(167,124)	(54.17)%	8.44%	(6.16)%
+300	$188,604	$(119,890)	(38.86)%	10.59%	(4.01)%
+200	$243,593	$(64,901)	(21.04)%	12.82%	(1.78)%
+100	$291,381	$(17,113)	(5.55)%	14.44%	(0.16)%
0	$308,494	$—	—%	14.60%	—%
(100)	$282,746	$(25,748)	(8.35)%	13.02%	(1.58)%
(200)	$210,182	$(98,312)	(31.87)%	9.60%	(5.00)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Territorial Savings Bank’s primary sources of funds consist of deposit inflows, cash balances at the FRB, loan and security repayments, advances from the FHLB, securities sold under agreements to repurchase, proceeds from loan and security sales and principal repayments on securities.  We also have the capability of securitizing mortgage loans that conform to Freddie Mac loan underwriting standards into mortgage-backed securities.  These securities can either be sold or pledged as collateral for public deposits and borrowings to increase the Bank’s cash on hand. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Chief Financial Officer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2019.

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

Our most liquid asset is cash.  The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period.  At December 31, 2019, the Company’s cash and cash equivalents totaled $44.8 million.

If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds.  We also utilize securities sold under agreements to repurchase as another borrowing source.  At December 31, 2019, we had the ability to borrow up to an additional $727.5 million from the FHLB.  Advances from the FHLB and securities sold under agreements to repurchase were $156.0 million and $10.0 million, respectively for the year ended December 31, 2019.  In 2019, FHLB advances increased by $13.8 million while securities sold under agreements to repurchase decreased by $20.0 million.  The increase in FHLB advances was used primarily to reduce our interest rate risk.

At December 31, 2019, we had $55.0 million in standby letters of credit from the FHLB pledged as collateral for State of Hawaii deposits.  At December 31, 2018 we did not have any standby letters of credit from the FHLB.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2019, we had $8.7 million in loan commitments outstanding, most of which were for fixed-rate loans.  In addition to commitments to originate loans, we had $24.5 million in unused lines of credit to borrowers.  Certificates of deposit due within one year of December 31, 2019 totaled $310.5 million, or 19.0% of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and FHLB advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2020.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the years ended December 31, 2019 and 2018, we originated $249.1 million and $232.5 million of loans, respectively.  In 2019 and 2018, we purchased $9.2 million and $15.0 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts, FHLB advances, securities sold under agreements to repurchase, stock repurchases and dividend payments.  We experienced net increases in deposits of $2.8 million and $31.9 million for the years ended December 31, 2019 and 2018, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

As a separate legal entity, the Company is required to have liquidity to fund stock repurchases and dividend payments to shareholders and for other corporate purposes.  As of December 31, 2019, we can purchase up to $5.0 million of shares under our current share repurchase program.  Shares repurchased will reduce the amount of shares issued and outstanding.  The repurchased shares may be reissued in connection with share-based compensation plans and for general corporate purposes.  During the years ended December 31, 2019 and 2018,  the Company repurchased 59,700 and 303,500 shares of common stock, respectively, at an average cost of $26.74 and $30.36, respectively, as part of the repurchase programs authorized by the Board of Directors.  At December 31, 2019 and 2018, on a stand-alone basis, the Company had cash in banks of $22.6 million and $16.4 million, respectively.

Territorial Savings Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.

At December 31, 2019, Territorial Savings Bank and the Company exceeded all regulatory capital requirements and are considered to be “well capitalized” under regulatory guidelines.  See Note 23 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments.  As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  In addition, we enter into commitments to sell mortgage loans.  For additional information, see Note 22 of the Notes to Consolidated Financial Statements.

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2019.  The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
		More Than	More Than
	One Year	One Year to	Three Years to	More Than
Contractual Obligations	or Less	Three Years	Five Years	Five Years	Total
	(In thousands)
Long-term debt	$25,000	$87,000	$54,000	$—	$166,000
Operating leases	3,171	5,006	3,889	3,112	15,178
Capitalized leases	—	—	—	—	—
Purchase obligations	2,858	5,453	2,484	—	10,795
Certificates of deposit	310,465	126,396	27,082	—	463,943
Other long-term liabilities	—	—	—	—	—
Total	$341,494	$223,855	$87,455	$3,112	$655,916
Commitments to extend credit	$8,716	$—	$—	$—	$8,716

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2(w) of the Notes to Consolidated Financial Statements.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Territorial Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Territorial Bancorp, Inc. and subsidiaries (the “Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework 2013 issued by COSO.

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

March 13, 2020

We have served as the Company’s auditor since 2015.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2019 and 2018

(Dollars in thousands, except share data)

	December 31,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$44,806	$47,063
Investment securities available for sale, at fair value	8,628	2,560
Investment securities held to maturity, at amortized cost (fair value of $371,305 and $364,922 at December 31, 2019 and December 31, 2018, respectively)	363,883	371,517
Loans held for sale	470	309
Loans receivable, net	1,584,784	1,574,714
Federal Home Loan Bank stock, at cost	8,723	8,093
Federal Reserve Bank stock, at cost	3,128	3,114
Accrued interest receivable	5,409	5,274
Premises and equipment, net	4,370	4,823
Right-of-use asset, net	11,580	—
Bank-owned life insurance	45,113	45,066
Deferred income tax assets, net	2,619	4,136
Prepaid expenses and other assets	2,800	2,537
Total assets	$2,086,313	$2,069,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,631,933	$1,629,164
Advances from the Federal Home Loan Bank	156,000	142,200
Securities sold under agreements to repurchase	10,000	30,000
Accounts payable and accrued expenses	23,038	23,346
Lease liability	12,183	—
Income taxes payable	2,305	2,407
Advance payments by borrowers for taxes and insurance	6,964	7,010
Total liabilities	1,842,423	1,834,127

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 9,681,493 and 9,645,955 shares at December 31, 2019 and December 31, 2018, respectively	97	97
Additional paid-in capital	65,057	65,090
Unearned ESOP shares	(4,404)	(4,893)
Retained earnings	190,808	182,594
Accumulated other comprehensive loss	(7,668)	(7,809)
Total stockholders’ equity	243,890	235,079
Total liabilities and stockholders’ equity	$2,086,313	$2,069,206

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the years ended December 31, 2019 and 2018
(Dollars in thousands, except per share data)

	2019	2018
Interest income:
Loans	$63,137	$60,279
Investment securities	11,459	12,236
Other investments	972	786
Total interest income	75,568	73,301

Interest expense:
Deposits	13,463	11,015
Advances from the Federal Home Loan Bank	3,346	2,010
Securities sold under agreements to repurchase	218	504
Total interest expense	17,027	13,529

Net interest income	58,541	59,772
Provision for loan losses	61	119

Net interest income after provision for loan losses	58,480	59,653

Noninterest income:
Service fees on loan and deposit accounts	1,937	1,886
Income on bank-owned life insurance	835	865
Gain on sale of investment securities	2,910	45
Gain on sale of loans	1,540	72
Other	610	296
Total noninterest income	7,832	3,164

Noninterest expense:
Salaries and employee benefits	22,580	22,159
Occupancy	6,400	6,324
Equipment	4,183	3,980
Federal deposit insurance premiums	288	608
Other general and administrative expenses	4,555	4,423
Total noninterest expense	38,006	37,494

Income before income taxes	28,306	25,323
Income taxes	6,311	6,111
Net income	$21,995	$19,212

Basic earnings per share	$2.38	$2.07
Diluted earnings per share	$2.34	$2.03
Cash dividends declared per common share	$1.49	$1.14
Basic weighted-average shares outstanding	9,196,674	9,219,123
Diluted weighted-average shares outstanding	9,325,614	9,400,395

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
For the years ended December 31, 2019 and 2018

(Dollars in thousands)

	2019	2018
Net income	$21,995	$19,212

Change in unfunded pension liability, net of tax	(457)	(938)
Change in unrealized gain or loss on securities, net of tax	598	(42)
Other comprehensive income (loss), net of tax	141	(980)
Comprehensive income	$22,136	$18,232

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2019 and 2018
(Dollars in thousands, except share data)

						Accumulated
	Common		Additional	Unearned		Other	Total
	Shares	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Shares	Earnings	Loss	Equity
Balances at December 31, 2017	9,915,058	$99	$73,050	$(5,383)	$172,782	$(5,694)	$234,854

Net income	—	—	—	—	19,212	—	19,212
Other comprehensive loss	—	—	—	—	—	(980)	(980)
Reclassification of deferred taxes	—	—	—	—	1,135	(1,135)	—
Cash dividends declared ($1.14 per share)	—	—	—	—	(10,535)	—	(10,535)
Share-based compensation	4,401	—	341	—	—	—	341
Allocation of 48,932 ESOP shares	—	—	966	490	—	—	1,456
Repurchase shares of common stock	(347,393)	(3)	(10,549)	—	—	—	(10,552)
Exercise of options for common stock	73,889	1	1,282	—	—	—	1,283

Balances at December 31, 2018	9,645,955	$97	$65,090	$(4,893)	$182,594	$(7,809)	$235,079

Net income	—	—	—	—	21,995	—	21,995
Other comprehensive income	—	—	—	—	—	141	141
Adoption of lease accounting standard	—	—	—	—	(10)	—	(10)
Cash dividends declared ($1.49 per share)	—	—	—	—	(13,771)	—	(13,771)
Share-based compensation	6,541	—	571	—	—	—	571
Allocation of 48,932 ESOP shares	—	—	909	489	—	—	1,398
Repurchase of shares of common stock	(192,248)	(2)	(5,384)	—	—	—	(5,386)
Exercise of options for common stock	221,245	2	3,871	—	—	—	3,873

Balances at December 31, 2019	9,681,493	$97	$65,057	$(4,404)	$190,808	$(7,668)	$243,890

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2019 and 2018
(Dollars in thousands)

	2019	2018
Cash flows from operating activities:
Net income	$21,995	$19,212
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	61	119
Depreciation and amortization	1,171	1,255
Deferred income tax expense	1,466	829
Amortization of fees, discounts, and premiums, net	(493)	(469)
Amortization of right-of-use asset	2,761	—
Origination of loans held for sale	(7,982)	(9,912)
Proceeds from sales of loans held for sale	10,133	10,078
Gain on sale of loans, net	(1,540)	(72)
Net gain on sale of real estate owned	—	(4)
Gain on sale of investment securities available for sale	(153)	—
Gain on sale of investment securities held to maturity	(2,757)	(45)
Net loss on disposal of premises and equipment	—	6
ESOP expense	1,398	1,456
Share-based compensation expense	571	341
Increase in accrued interest receivable	(135)	(132)
Net increase in bank-owned life insurance	(835)	(865)
Net decrease in prepaid expenses and other assets	81	1,315
Net decrease in accounts payable and accrued expenses	(629)	(4,367)
Net decrease in lease liability	(2,638)	—
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(46)	386
Net decrease in income taxes receivable	—	1,571
Net (decrease) increase in income taxes payable	(102)	924

Net cash from operating activities	22,327	21,626

Cash flows from investing activities:
Purchases of investment securities held to maturity	(9,210)	(14,983)
Principal repayments on investment securities held to maturity	42,698	43,959
Principal repayments on investment securities available for sale	1,187	224
Proceeds from sale of investment securities held to maturity	3,527	4,462
Proceeds from sale of investment securities available for sale	5,117	—
Loan originations, net of principal repayments on loans receivable	(48,782)	(85,547)
Purchases of Federal Home Loan Bank stock	(22,366)	(9,180)
Proceeds from redemption of Federal Home Loan Bank stock	21,736	7,628
Purchases of Federal Reserve Bank stock	(14)	(11)
Proceeds from bank-owned life insurance	788	—
Proceeds from sale of real estate owned	—	50
Purchases of premises and equipment	(718)	(363)

Net cash from investing activities	(6,037)	(53,761)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2019 and 2018
(Dollars in thousands)

	2019	2018
Cash flows from financing activities:
Net increase in deposits	$2,769	$31,869
Proceeds from advances from the Federal Home Loan Bank	557,200	215,700
Repayments of advances from the Federal Home Loan Bank	(543,400)	(180,700)
Proceeds from securities sold under agreements to repurchase	5,000	—
Repayments of securities sold under agreements to repurchase	(25,000)	—
Purchases of Fed Funds	10	10
Sales of Fed Funds	(10)	(10)
Proceeds from issuance of common stock	170	—
Repurchases of common stock	(1,597)	(9,270)
Cash dividends paid	(13,689)	(10,490)

Net cash from financing activities	(18,547)	47,109

Net (decrease) increase in cash and cash equivalents	(2,257)	14,974

Cash and cash equivalents at beginning of the period	47,063	32,089

Cash and cash equivalents at end of the period	$44,806	$47,063

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$16,873	$13,862
Income taxes	4,947	2,787

Supplemental disclosure of noncash investing and financing activities:
Company stock acquired through stock swap and net settlement transactions	$3,703	$1,282
Company stock repurchased through stock swap and net settlement transactions	3,789	1,282
Loans transferred to real estate owned	—	46
Loans securitized into investment securities	36,826	—
Dividends declared, not yet paid	82	45
Establishment of right-of-use asset	14,341	—
Establishment of lease liability	14,821	—
Transfer of securities from held-to-maturity to available-for-sale	11,390	—

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(1)Organization

In 2009, Territorial Savings Bank completed a conversion from a mutual holding company to a stock holding company and Territorial Bancorp Inc. became the holding company for Territorial Savings Bank. Upon completion of the conversion and reorganization, a special “liquidation account” was established in an amount equal to the total equity of Territorial Mutual Holding Company as of December 31, 2008.  The liquidation account is to provide eligible account holders and supplemental eligible account holders who maintain their deposit accounts with Territorial Savings Bank after the conversion with a liquidation interest in the unlikely event of the complete liquidation of Territorial Savings Bank after the conversion.

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

At December 31, 2019 and 2018, the Company classified all of its investments, except $8.6 million and $2.6 million of securities, respectively, as held-to-maturity.

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

Mortgage loans may also be packaged into securities that are issued and guaranteed by U.S. government-sponsored enterprises or a U.S. government agency. The Company receives 100% of the mortgage-backed securities issued.  The mortgage-backed securities received in securitizations are valued at fair value and classified as held-to-maturity.  A gain or loss in the securitization transactions is recognized for the difference between the fair value of the mortgage-backed securities received and the amortized cost of the loans securitized.

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

As of December 31, 2019 and 2018, the Company had not recognized a liability for income tax uncertainties in the accompanying Consolidated Balance Sheets because management concluded that the Company does not have uncertain tax positions.

The Company recognizes interest and penalties related to tax liabilities in other interest expense and other general and administrative expenses, respectively, in the Consolidated Statements of Income.

Tax years 2016 to 2018 currently remain subject to examination by the Internal Revenue Service and by the Department of Taxation of the State of Hawaii.

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

(o)  Share-Based Compensation

The Company grants share-based compensation awards, including restricted stock and restricted stock units, which are either performance-based or time-based.  The fair value of the restricted stock and restricted stock unit awards were based on the closing price of the Company’s stock on the date of grant.  The cost of these awards are amortized in the Consolidated Statements of Income on a straight-line basis over the vesting period. The amount of performance-based restricted stock units that vest on a performance condition is remeasured quarterly based on how the Company’s return on average equity compares to the SNL Bank Index.  The fair value of performance-based restricted stock units that are based on how the Company’s total stock return compares to the SNL Bank Index was measured using a Monte-Carlo valuation.

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

(r)  Earnings Per Share

We have two forms of our outstanding common stock: common stock and unvested restricted stock awards.  Holders of unvested restricted stock awards receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings.  Unvested restrictred stock awards that contain nonforfeitable rights to dividends or dividend equivalents are considered to be participating securities in the earnings per share computation using the two-class method.  Under the two-class method, earnings are allocated to common shareholders and participating securities according to their respective rights to earnings.

Basic earnings per share is computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income allocated to common shareholders by the sum of the weighted-average number of shares outstanding plus the dilutive effect of stock options and restricted stock.  ESOP shares not committed to be released are not considered outstanding.

(s)  Common Stock Repurchase Program

The Company adopted common stock repurchase programs in which shares repurchased reduce the amount of shares issued and outstanding.  The repurchased shares may be reissued in connection with share-based compensation plans and for general corporate purposes.  During 2019 and 2018, the Company repurchased 59,700 and 303,500 shares of common stock, respectively, at an average cost of $26.74 and $30.36, respectively, as part of the repurchase programs authorized by the Board of Directors.

(t)  Bank-Owned Life Insurance

The Company’s investment in bank-owned life insurance is based on cash surrender value.  The Company invests in bank-owned life insurance to provide a funding source for benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Federal regulations generally limit the investment in bank-owned life insurance to 25% of the Bank’s Tier 1 capital plus the allowance for loan losses.  At December 31, 2019, this limit was $57.6 million and the Company had invested $45.1 million in bank-owned life insurance at that date.

(u)  Leases

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

(v)  Use of Estimates

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

(w)  Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) amended the Leases topic of the FASB Accounting Standards Codification (ASC).  The primary effects of the amendment are to recognize lease assets and lease liabilities on the balance sheet and to disclose certain information about leasing arrangements.  The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company has several lease agreements for branch locations and equipment that require recognition on the Consolidated Balance Sheets upon adoption of the amendment.  The Company adopted this amendment as of January 1, 2019 by recording a right-of-use asset of $12.7 million and a lease liability of $13.2 million.

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

The amendment requires the measurement of all expected credit losses for financial assets as of the reporting date (including historical experience, current conditions and reasonable and supportable forecasts) and enhanced disclosures that will help financial statement users understand the estimates and judgments used in estimating credit losses and evaluating the credit quality of an organization’s portfolio.  The amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  In November 2019, the FASB issued an update that delays the effective date of the amendment for smaller reporting companies, as defined by the Securities and Exchange Commission, to fiscal years beginning after December 15, 2022.  The Company is a smaller reporting company.  The Company will apply the amendment’s provisions as a cumulative-effect adjustment to retained earnings at the beginning of the first period the amendment is effective. The Company is currently evaluating the effects that the adoption of this amendment will have on its Consolidated Financial Statements by gathering the information that is necessary to make the calculations required by the amendment.  This may result in increased credit losses on financial instruments recorded in the Consolidated Financial Statements.

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

(3)Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	December 31,
(Dollars in thousands)	2019	2018
Cash and due from banks	$9,571	$9,771
Interest-earning deposits in other banks	35,235	37,292
Cash and cash equivalents	$44,806	$47,063

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank of San Francisco.

(4)Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2019:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$7,905	$723	$—	$8,628
Total	$7,905	$723	$—	$8,628

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$363,883	$8,436	$(1,014)	$371,305
Total	$363,883	$8,436	$(1,014)	$371,305

December 31, 2018:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$2,644	$—	$(84)	$2,560
Total	$2,644	$—	$(84)	$2,560

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$371,442	$2,056	$(9,279)	$364,219
Trust preferred securities	75	628	—	703
Total	$371,517	$2,684	$(9,279)	$364,922

The amortized cost and estimated fair value of investment securities by maturity date at December 31, 2019 are shown below. Incorporated in the maturity schedule are mortgage-backed securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Available-for-sale:
Due within 5 years	$—	$—
Due after 5 years through 10 years	—	—
Due after 10 years	7,905	8,628
Total	$7,905	$8,628

Held-to-maturity:
Due within 5 years	$—	$—
Due after 5 years through 10 years	60	61
Due after 10 years	363,823	371,244
Total	$363,883	$371,305

Realized gains and losses and the proceeds from sales of held-to-maturity and available-for-sale securities are shown in the table below.

(Dollars in thousands)	2019	2018
Proceeds from sales	$8,644	$4,462
Gross gains	2,910	45
Gross losses	—	—

During 2019, the Company sold its $75,000 investment in its trust preferred security, PreTSL XXIII, and $746,000 of held-to-maturity mortgage-backed securities, and recorded gains of $2.7 million and $40,000, respectively. During 2018, the Company sold $4.4 million of held-to-maturity securities and recorded a gain of $45,000.  The sale of the trust preferred security, which had a significant deterioration in the issuer’s credit rating, and the sale of the mortgage-backed securities, for which the company had already collected a substantial portion of the outstanding purchased principal (at least 85%), were in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and do not taint management’s assertion of its intent to hold remaining securities in the held-to-maturity portfolio to maturity.

During 2019, the Company sold $5.0 million of available-for-sale mortgage-backed securities and recorded a gain of $153,000.  The Company did not sell any available-for-sale securities in 2018.

As of January 1, 2019, the Company transferred securities with an amortized cost of $11.4 million from held-to-maturity to available-for-sale with the adoption of ASU 2017-12 on derivatives and hedging.

Investment securities with amortized costs of $188.9 million and $308.8 million at December 31, 2019 and 2018, respectively, were pledged to secure deposits made by state and local governments, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at December 31, 2019 and 2018. The Company does not intend to sell held-to-maturity and available-for-sale securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
December 31, 2019:
Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$55,882	$(302)	$34,492	$(712)	30	$90,374	$(1,014)

December 31, 2018:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$—	$—	$2,560	$(84)	1	$2,560	$(84)

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$57,154	$(254)	$220,338	$(9,025)	81	$277,492	$(9,279)

Mortgage-Backed Securities. The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates subsequent to purchase. All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2019 and 2018.

During 2019, the Company securitized fixed-rate first mortgage loans with a book value of $36.8 million into Freddie Mac mortgage-backed securities to increase liquidity.  The securitization transctions increased investment securities and lowered loans receivable.  The securitization transactions were accounted for by recording the mortgage-backed securities at a fair value of $37.9 million in accordance with the FASB ASC.  A net gain of $1.5 million on the sale of loans was recognized on the securitization transactions as the fair value of the mortgage-backed securities exceeded the amortized cost of the mortgage loans.

(5)Federal Home Loan Bank Stock

The Bank, as a member of the FHLB system, is required to obtain and hold shares of capital stock in the FHLB. At December 31, 2019 and 2018, the Bank met such requirement.  At December 31, 2019 and 2018, the Bank owned $8.7 million and $8.1 million, respectively, of capital stock of the FHLB Des Moines.

The Company evaluated its investment in the stock of the FHLB Des Moines for impairment. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment and the liquidity position of the FHLB Des Moines, the Company did not consider its FHLB stock other-than-temporarily impaired.

(6)Federal Reserve Bank Stock

The Bank, as a member of the Federal Reserve System, is required to hold shares of capital stock of the FRB of San Francisco equal to six percent of capital and surplus of the Bank.  At December 31, 2019 and 2018, the Bank met such requirement.  At December 31, 2019 and 2018, the Bank owned $3.1 million of capital stock of the FRB of San Francisco.

The Company evaluated its investment in the stock of the FRB of San Francisco for impairment.  Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment and the liquidity position of the FRB of San Francisco, the Company did not consider its FRB stock other-than-temporarily impaired.

(7)Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	December 31,
(Dollars in thousands)	2019	2018
Real estate loans:
First mortgages:
One- to four-family residential	$1,536,781	$1,531,149
Multi-family residential	9,965	12,151
Construction, commercial and other	23,382	20,780
Home equity loans and lines of credit	10,084	11,090
Total real estate loans	1,580,212	1,575,170
Other loans:
Loans on deposit accounts	235	357
Consumer and other loans	9,484	4,939
Total other loans	9,719	5,296
Less:
Net unearned fees and discounts	(2,435)	(3,110)
Allowance for loan losses	(2,712)	(2,642)
Total unearned fees, discounts and allowance for loan losses	(5,147)	(5,752)
Loans receivable, net	$1,584,784	$1,574,714

The table below presents the activity in the allowance for loan losses by portfolio segment:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Year ended December 31, 2019:
Balance, beginning of year	$1,797	$443	$1	$47	$354	$2,642
Provision (reversal of provision) for loan losses	(84)	68	—	26	51	61
	1,713	511	1	73	405	2,703
Charge-offs	(8)	—	—	(40)	—	(48)
Recoveries	36	—	—	21	—	57
Net recoveries (charge-offs)	28	—	—	(19)	—	9
Balance, end of year	$1,741	$511	$1	$54	$405	$2,712

Year ended December 31, 2018:
Balance, beginning of year	$1,721	$539	$1	$55	$232	$2,548
Provision (reversal of provision) for loan losses	78	(96)	—	15	122	119
	1,799	443	1	70	354	2,667
Charge-offs	(12)	—	—	(29)	—	(41)
Recoveries	10	—	—	6	—	16
Net charge-offs	(2)	—	—	(23)	—	(25)
Balance, end of year	$1,797	$443	$1	$47	$354	$2,642

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

Management considers the allowance for loan losses at December 31, 2019 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions at that date.  While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings.  In addition, as an integral part of their examination process, the bank regulators periodically review the allowance for loan losses and may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
December 31, 2019:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,741	511	1	54	405	2,712
Total ending allowance balance	$1,741	$511	$1	$54	$405	$2,712

Loans:
Ending loan balance:
Individually evaluated for impairment	$1,224	$—	$89	$—	$—	$1,313
Collectively evaluated for impairment	1,543,125	23,326	9,997	9,735	—	1,586,183
Total ending loan balance	$1,544,349	$23,326	$10,086	$9,735	$—	$1,587,496

December 31, 2018:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,797	443	1	47	354	2,642
Total ending allowance balance	$1,797	$443	$1	$47	$354	$2,642

Loans:
Ending loan balance:
Individually evaluated for impairment	$2,962	$—	$148	$—	$—	$3,110
Collectively evaluated for impairment	1,537,292	20,698	10,945	5,311	—	1,574,246
Total ending loan balance	$1,540,254	$20,698	$11,093	$5,311	$—	$1,577,356

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

		Unpaid
	Recorded	Principal
(Dollars in thousands)	Investment	Balance
December 31, 2019:
With no related allowance recorded:
One- to four-family residential mortgages	$1,224	$1,615
Home equity loans and lines of credit	89	178
Total	$1,313	$1,793

December 31, 2018:
With no related allowance recorded:
One- to four-family residential mortgages	$2,962	$3,486
Home equity loans and lines of credit	148	224
Total	$3,110	$3,710

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	Average
	Recorded	Interest Income
(Dollars in thousands)	Investment	Recognized
2019:
With no related allowance recorded:
One- to four-family residential mortgages	$1,272	$34
Home equity loans and lines of credit	98	—
Total	$1,370	$34

2018:
With no related allowance recorded:
One- to four-family residential mortgages	$3,039	$53
Home equity loans and lines of credit	156	—
Total	$3,195	$53

There were no loans individually evaluated for impairment with a related allowance for loan loss as of December 31, 2019 or 2018. Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they are written down to fair value at the time of impairment.

The table below presents the aging of loans and accrual status by class of loans:

								Loans
								90 Days
								or More
	30 - 59	60 - 89	90 Days or					Past Due
	Days Past	Days Past	More	Total Past	Loans Not	Total	Nonaccrual	and Still
(Dollars in thousands)	Due	Due	Past Due	Due	Past Due	Loans	Loans	Accruing
December 31, 2019:
One- to four-family residential mortgages	$—	$959	$—	$959	$1,533,446	$1,534,405	$647	$—
Multi-family residential mortgages	—	—	—	—	9,944	9,944	—	—
Construction, commercial and other mortgages	—	—	—	—	23,326	23,326	—	—
Home equity loans and lines of credit	—	26	—	26	10,060	10,086	89	—
Loans on deposit accounts	—	—	—	—	235	235	—	—
Consumer and other	33	1	1	35	9,465	9,500	—	1

Total	$33	$986	$1	$1,020	$1,586,476	$1,587,496	$736	$1

December 31, 2018:
One- to four-family residential mortgages	$40	$292	$838	$1,170	$1,526,949	$1,528,119	$2,065	$—
Multi-family residential mortgages	—	—	—	—	12,135	12,135	—	—
Construction, commercial and other mortgages	—	—	—	—	20,698	20,698	—	—
Home equity loans and lines of credit	—	29	41	70	11,023	11,093	148	—
Loans on deposit accounts	—	—	—	—	357	357	—	—
Consumer and other	3	4	—	7	4,947	4,954	—	—

Total	$43	$325	$879	$1,247	$1,576,109	$1,577,356	$2,213	$—

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

The Company had six nonaccrual loans with a book value of $736,000 at December 31, 2019 and 11 nonaccrual loans with a book value of $2.2 million as of December 31, 2018.  The Company collected interest on nonaccrual loans of $58,000 and $93,000 during 2019 and 2018, respectively, but due to regulatory requirements, the Company recorded the interest as a reduction of principal.  The Company would have recognized additional interest income of $60,000 and $133,000 during 2019 and 2018, respectively, had the loans been accruing interest.  At December 31, 2019, the Company had one loan for $1,000 that was 90 days or more past due and still accruing interest.  The Company did not have any loans 90 days or more past due and still accruing interest as of December 31, 2018.

There were no loans modified in a troubled debt restructuring during the year ended December 31, 2019 or 2018. There were no new troubled debt restructurings within the 12 months ended December 31, 2019 that subsequently defaulted.

The table below summarizes troubled debt restucturings by class of loans:

	Number of	Accrual	Number of	Nonaccrual
(Dollars in thousands)	Loans	Status	Loans	Status	Total
December 31, 2019:
One- to four-family residential mortgages	3	$577	2	$525	$1,102
Home equity loans and lines of credit	—	—	1	64	64
Total	3	$577	3	$589	$1,166

December 31, 2018:
One- to four-family residential mortgages	4	$897	3	$691	$1,588
Home equity loans and lines of credit	—	—	1	78	78
Total	4	$897	4	$769	$1,666

There were no delinquent restructured loans at December 31, 2019 or December 31, 2018.  Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers.  At December 31, 2019, we have no commitments to lend any additional funds to these borrowers.

The Company had no real estate owned as of December 31, 2019 or 2018. There were no loans in the process of foreclosure at December 31, 2019.  There were two one- to four-family residential mortgage loans totaling $838,000 and one home equity loan for $41,000 in the process of foreclosure as of December 31, 2018.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the years ended December 31, 2019 and 2018, the Company sold mortgage loans held for sale with principal balances of $10.1 million and $10.0 million, respectively, and recognized gains of $89,000 and $72,000, respectively.  The Company had one loan held for sale for $470,000 at December 31, 2019 and one loan held for sale for $309,000 at December 31, 2018.

During 2019, the Company securitized fixed-rate first mortgage loans with a book value of $36.8 milion and received mortgage-backed securities with a fair market value of $37.9 million.  The Company retained the servicing of these loans and recorded mortgage servicing assets with a fair market value of $344,000.  A net gain of $1.5 million was recognized on the securitization transactions as the fair value of the mortgage-backed securities exceeded the amortized cost of the mortgage loans.

The Company serviced loans for others with principal balances of $65.1 million and $30.3 million at December 31, 2019 and 2018, respectively.  Of these amounts, $37.8 million and $1.5 million of loan balances relate to securitizations for which the Company continues to hold the related mortgage-backed securities at December 31, 2019 and 2018, respectively.  The amount of contractually specified servicing fees earned was $114,000 and

$88,000 for 2019 and 2018, respectively.  The fees are reported in service fees on loan and deposit accounts in the Consolidated Statements of Income.

In the normal course of business, the Company has made loans to certain directors and executive officers under terms which management believes are consistent with the Company’s general lending policies.  Loans to directors and executive officers amounted to $661,000 at December 31, 2019 and $850,000 at December 31, 2018.

(8)Accrued Interest Receivable

The components of accrued interest receivable are as follows:

	December 31,
(Dollars in thousands)	2019	2018
Loans receivable	$4,425	$4,302
Investment securities	952	960
Interest-bearing deposits	32	12
Total	$5,409	$5,274

(9)Mortgage Servicing Assets

Mortgage servicing assets are created when the Company sells mortgage loans and retains the rights to service the loans.  Mortgage servicing assets are accounted for in accordance with the Transfers and Servicing topic of the FASB ASC and are initially valued at fair value and subsequently at the lower of cost or fair value.  We amortize mortgage servicing assets in proportion to and over the period of estimated net servicing income.  All servicing assets are grouped into categories based on the interest rate and original term of the loan sold.  Mortgage servicing assets related to loan sales are recorded as a gain on sale of loans and totaled $344,000 and $0 for the years ended December 31, 2019 and 2018, respectively.

The table below presents the changes in our mortgage servicing assets:

(Dollars in thousands)	2019	2018
Balance at beginning of year	$226	$263
Additions	344	—
Impairments	(16)	—
Amortization	(51)	(37)
Balance at end of year	$503	$226

The Company added $344,000 in mortgage servicing assets when it securitized $36.8 million of mortgage loans into mortgage-backed securities and sold $2.2 million of mortgage loans on a servicing retained basis.  These transactions were conducted to increase liquidity.

The table below presents the gross carrying values, accumulated amortization, and net carrying values of our mortgage servicing assets:

	December 31,
(Dollars in thousands)	2019	2018
Gross carrying value	$1,638	$1,310
Accumulated amortization	(1,135)	(1,084)
Net carrying value	$503	$226

The estimated amortization expense for our mortgage servicing assets for the next five years and all years thereafter are as follows:

(Dollars in thousands)
2020	$92
2021	73
2022	57
2023	46
2024	38
Thereafter	197
Total	$503

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

The table below presents the fair values and key assumptions used in determining the fair values of our mortgage servicing assets as of December 31, 2019 and 2018:

	2019	2018
Fair value, beginning of year (in thousands)	$291	$311
Fair value, end of year (in thousands)	552	291

Weighted average discount rate	10.25%	10.50%
Weighted average prepayment speed assumption (CPR)	12.58	8.86
Annual cost to service (per loan)	$75	$70

The conditional prepayment rate (CPR) prepayment model assumes constant prepayment rates each period.

(10)Interest Rate Lock and Forward Loan Sale Commitments

The Company may enter into interest rate lock commitments with borrowers on loans intended to be sold. To manage interest rate risk on the lock commitments, the Company may also enter into forward loan sale commitments.  The interest rate lock commitments and forward loan sale commitments are treated as derivatives and are recorded at their fair values in prepaid expenses and other assets or in accounts payable and accrued expenses.  Changes in fair value are recorded in current earnings.  At December 31, 2019, interest rate locks and forward loan sale commitments on loans held for sale amounted to $1.8 million and $2.2 million, respectively.

The table below presents the location of assets and liabilities related to derivatives:

		Asset Derivatives		Liability Derivatives
	Location on	Fair Value at December 31,		Fair Value at December 31,
(Dollars in thousands)	Balance Sheet	2019	2018	2019	2018
Interest rate contracts	Prepaid expenses and other assets	$5	$5	$—	$—

Interest rate contracts	Accounts payable and accrued expenses	—	—	5	5
Total derivatives		$5	$5	$5	$5

There were no gains or losses on derivatives for the years ended December 31, 2019 and 2018.

(11)Premises and Equipment

Premises and equipment are as follows:

	December 31,
(Dollars in thousands)	2019	2018
Land	$585	$585
Buildings and improvements	1,365	1,365
Leasehold improvements	14,027	13,938
Furniture, fixtures and equipment	6,035	5,502
Automobiles	115	115
	22,127	21,505
Less accumulated depreciation and amortization	(17,900)	(16,729)
	4,227	4,776
Construction in progress	143	47
Total	$4,370	$4,823

Depreciation expense was $1.2 million and $1.3 million for the years ended December 31, 2019 and 2018, respectively.

(12) Deposits

Deposit accounts by type are summarized with their respective weighted-average interest rates as follows:

	December 31,
	2019		2018
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$54,927	-%	$51,744	-%
Savings accounts	908,175	0.49	991,310	0.50
Certificates of deposit	463,943	1.87	391,141	1.89
Money market	4,917	0.45	5,291	0.44
Checking and Super NOW	199,971	0.02	189,678	0.02
Total	$1,631,933	0.81%	$1,629,164	0.77%

The maturity of certificate of deposit accounts at December 31, 2019 is as follows (dollars in thousands):

Maturing in:
2020	$310,465
2021	88,002
2022	38,394
2023	14,666
2024	12,416
Total	$463,943

Certificates of deposit with balances greater than or equal to $250,000 totaled $272.7 mllion and $244.6 million at December 31, 2019 and 2018, respectively. Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per account owner.

Interest expense by type of deposit is as follows:

(Dollars in thousands)	2019	2018
Savings	$4,593	$4,842
Certificates of deposit and money market	8,829	6,134
Checking and Super NOW	41	39
Total	$13,463	$11,015

At December 31, 2019 and 2018, overdrawn deposit accounts totaled $37,000 and $34,000, respectively, and have been reclassified as loans in the consolidated balance sheets.

(13)Advances from the Federal Home Loan Bank

Federal Home Loan Bank advances are secured by a blanket pledge on the Bank’s assets not otherwise pledged. At December 31, 2019 and 2018, our credit line with the FHLB Des Moines was equal to 45% of the Bank’s total assets and we had the capacity to borrow an additional $727.5 million and $769.3 million, respectively.

Advances outstanding consisted of the following:

	December 31,
	2019		2018
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Due within one year	$20,000	2.16%	$107,200	2.39%
Due over 1 year to 2 years	57,000	2.50	20,000	2.16
Due over 2 years to 3 years	30,000	2.37	15,000	2.32
Due over 3 years to 4 years	19,000	2.16	—	—
Due over 4 years to 5 years	30,000	1.87	—	—
Total	$156,000	2.27%	$142,200	2.35%

(14) Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset. Securities sold under agreements to repurchase are summarized as follows:

	2019		2018
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
1 year or less	$5,000	1.65%	$25,000	1.66%
Over 1 year to 2 years	—	—	5,000	1.65
Over 4 year to 5 years	5,000	1.88	—	—
Total	$10,000	1.77%	$30,000	1.66%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at December 31, 2019. The amount at risk is the greater of the carrying value or fair value over the repurchase liability and refers to the potential loss to the Company if the secured lender fails to return the security at the maturity date of the agreement.  All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government sponsored enterprises.  The repurchase liability cannot exceed 90% of the fair value of securities pledged.  In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$11,724	$12,201	$10,000	$2,201	30

(15)Offsetting of Financial Liabilities

Securities sold under agreements to repurchase are subject to a right of offset in the event of default.  See Note 14, Securities Sold Under Agreements to Repurchase, for additional information.

			Net Amount of	Gross Amount Not Offset in the
	Gross Amount	Gross Amount	Liabilities	Balance Sheet
	of Recognized	Offset in the	Presented in the	Financial	Cash Collateral
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
December 31, 2019:
Securities sold under agreements to repurchase	$10,000	$—	$10,000	$10,000	$—	$—

December 31, 2018:
Securities sold under agreements to repurchase	$30,000	$—	$30,000	$30,000	$—	$—

(16)Income Taxes

Allocation of federal and state income taxes between current and deferred provisions is as follows:

(Dollars in thousands)	2019	2018
Current
Federal	$3,366	$3,752
State	1,479	1,530
	4,845	5,282
Deferred
Federal	1,147	600
State	319	229
	1,466	829
Total	$6,311	$6,111

The federal statutory corporate tax rate for the years ended December 31, 2019 and 2018 was 21%. A reconciliation of the tax provision based on the statutory corporate rate on pretax income and the provision for taxes as shown in the accompanying Consolidated Statements of Income is as follows:

(Dollars in thousands)	2019	2018
Income tax expense at statutory rate	$5,944	$5,318
Income tax effect of:
Other tax-exempt income	(263)	(182)
Share-based compensation	(69)	1
Meal and entertainment expenses	82	88
State income taxes, net of federal income tax benefits	1,301	1,246
Tax benefit from the exercise of stock options	(297)	(134)
Tax benefit from tax depreciation study (1)	(402)	—
Other	15	(226)
Total income tax expense	$6,311	$6,111
Effective income tax rate	22.29%	24.13%

(1)

The Company conducted a study that reduced the asset lives used to calculate depreciation.  The Company filed an amended tax return and was able to deduct the increase in depreciation expense at the 2017 federal corporate tax rate of 35% rather than the current 21% federal corporate tax rate.

The components of income taxes payable (receivable) are as follows:

	December 31,
(Dollars in thousands)	2019	2018
Current taxes payable:
Federal	$767	$621
State	1,538	1,786
	$2,305	$2,407
Deferred taxes receivable:
Federal	$(1,651)	$(2,836)
State	(968)	(1,300)
	$(2,619)	$(4,136)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(Dollars in thousands)	2019	2018
Deferred tax assets:
Premises and equipment	$547	$1,037
Hawaii franchise tax	479	468
Unfunded pension liability	925	691
Allowance for loan losses	722	703
Impaired asset write-down	—	765
Employee benefit plans	2,692	2,601
Equity incentive plan	350	399
Unrealized losses on securities available-for-sale	—	32
Deferred compensation	413	480
Net lease liability	161	—
Other	8	159
	6,297	7,335
Deferred tax liabilities:
Deferred loan costs	3,078	2,844
FHLB stock dividends	126	126
Prepaid expense	155	169
Unrealized gain on securities available-for-sale	185	—
Premiums on loans sold	134	60
	3,678	3,199
Net deferred tax assets	$2,619	$4,136

Deferred tax assets and liabilities at December 31, 2019 and 2018 were calculated using federal corporate tax rates of 21%.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. There was no valuation allowance for deferred tax assets as of December 31, 2019 and 2018.

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

In 2008, the Board of Directors approved changes to the Company’s defined benefit pension plan. Effective December 31, 2008, there are no further accruals of benefits for any participants and benefits do not increase with any additional years of service. Employees already enrolled in the Pension Plan as of December 31, 2008 will be 100% vested if they have at least five years of service. For employees with less than five years of service, vesting would occur at the employee’s five-year anniversary date.

In addition, the Company sponsors a Supplemental Employee Retirement Plan (SERP), a noncontributory supplemental retirement benefit plan, which covers certain current and former employees of the Company for amounts in addition to those provided under the Pension Plan.

The following table sets forth the status of the Pension Plan and SERP at the dates indicated:

	Pension Plan		SERP
	December 31,
(Dollars in thousands)	2019	2018	2019	2018
Accumulated benefit obligation at end of year	$21,367	$18,713	$9,702	$9,473
Change in projected benefit obligation:
Benefit obligation at beginning of year	$18,713	$19,314	$9,473	$9,242
Service cost	164	141	84	97
Interest cost	811	728	162	151
Actuarial loss (gain)	2,558	(611)	—	—
Benefits paid	(879)	(859)	(17)	(17)
Benefit obligation at end of year	21,367	18,713	9,702	9,473
Change in plan assets:
Fair value of plan assets at beginning of year	17,500	15,927	—	—
Actual return on plan assets	2,814	(968)	—	—
Employer contributions	—	3,400	17	17
Benefits paid	(879)	(859)	(17)	(17)
Fair value of plan assets at end of year	19,435	17,500	—	—
Funded status at end of year	$(1,932)	$(1,213)	$(9,702)	$(9,473)
Amounts recognized in the Consolidated Balance Sheets:
Accounts payable and accrued expenses - liability	$(1,932)	$(1,213)	$(9,702)	$(9,473)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$11,008	$10,380	$—	$—
Prior service cost	139	144	—	—
Accumulated other comprehensive loss, before tax	$11,147	$10,524	$—	$—

The following table sets forth the changes recognized in accumulated other comprehensive loss for the years indicated:

	Pension Plan
	Year Ended December 31,
(Dollars in thousands)	2019	2018
Accumulated other comprehensive loss at beginning of year, before tax	$10,524	$9,245
Actuarial net loss arising during the period	961	1,562
Amortizations (recognized in net periodic benefit cost):
Actuarial loss	(333)	(278)
Prior service cost	(5)	(5)
Total recognized in other comprehensive loss	623	1,279
Accumulated other comprehensive loss at end of year, before tax	$11,147	$10,524

For the years ended December 31, 2019 and 2018, the following weighted average assumptions were used to determine benefit obligations at the end of the year:

	Pension Plan		SERP
	Year Ended December 31,
	2019	2018	2019	2018
Assumptions used to determine the year-end benefit obligations:
Discount rate	3.30%	4.30%	5.02%	5.03%
Rate of compensation increase	N/A	N/A	5.00%	5.00%

The Company does not expect any plan assets to be returned to the Company during calendar year 2020.

The dates used to determine retirement measurements for the Pension Plan were December 31, 2019 and 2018.

The Company’s investment strategy for the defined benefit retirement plan is to maintain a consistent rate of return with primary emphasis on capital appreciation and secondary emphasis on income to enhance the purchasing power of the plan’s assets over the long-term and to preserve capital. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate. Normal target allocations at December 31, 2019 were 55% domestic equity securities, 10% international equity securities and 35% bonds.  Equity securities primarily include stocks, investment in exchange traded funds and large-cap, mid-cap and small-cap mutual funds.  Bonds include U.S. Treasuries, mortgage-backed securities and corporate bonds of companies in diversified industries. Other types of investments include money market funds and savings accounts opened with the Company.

As of December 31, 2019 and 2018, the Pension Plan’s assets measured at fair value were classified as follows:

		Fair Value of Measurements at Report Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2019:
Cash	$3,021	$3,021	$—	$—
Equities	11,576	11,576	—	—
Mutual funds (1)	4,838	4,838	—	—
Total	$19,435	$19,435	$—	$—

December 31, 2018:
Cash	$4,128	$4,128	$—	$—
Equities	9,008	9,008	—	—
Mutual funds (1)	4,364	4,364	—	—
Total	$17,500	$17,500	$—	$—

(1)

This category includes mutual funds that invest in equities and bonds.  The mutual fund managers have the ability to change the amounts invested in equities and bonds depending on their investment outlook.

Estimated future benefit payments reflecting expected future service at December 31, 2019 are as follows:

	Pension
(Dollars in thousands)	Plan	SERP
2020	$1,195	$17
2021	1,263	8,639
2022	1,303	160
2023	1,309	149
2024	1,317	149
2025 - 2029	6,447	743
Total	$12,834	$9,857

For the years ended December 31, 2019 and 2018, the following weighted average assumptions were used to determine net periodic benefit cost for the fiscal years shown:

	Pension Plan		SERP
	Year Ended December 31,
(Dollars in thousands)	2019	2018	2019	2018
Assumptions used to determine the net periodic benefit cost:
Discount rate	4.30%	3.70%	5.02%	5.02%
Expected return on plan assets	7.25	7.25	-	-
Rate of compensation increase	N/A	N/A	5.00	5.00

The components of net periodic benefit cost were as follows:

	Pension Plan		SERP
	Year Ended December 31,
(Dollars in thousands)	2019	2018	2019	2018
Net periodic benefit cost (income) for the year:
Service cost	$164	$141	$84	$97
Interest cost	811	728	162	151
Expected return on plan assets	(1,217)	(1,204)	—	—
Amortization of prior service cost	5	5	—	—
Recognized actuarial loss	333	278	—	—
Recognized curtailment loss	—	—	—	—
Net periodic benefit cost (income) for the year:	$96	$(52)	$246	$248

The components of net periodic benefit cost other than the service cost component are included in other general and administrative expenses in the Consolidated Statements of Income. The service cost component of net periodic benefit costs is included in salaries and employee benefits.

The estimated prior service cost and net actuarial loss that will be amortized from AOCI into net periodic pension benefit cost in 2020 are $5,000 and $337,000, respectively.

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

The Company does not expect to make any contributions to the defined benefit pension plan in 2020.  The Company expects to make a $17,000 contribution to the SERP in 2020 to cover actual benefit payments.

The Company also has a 401(k) defined contribution plan and profit sharing plan covering all employees after one year of service. The 401(k) plan provides for employer matching contributions, as determined by the Company, based on a percentage of employees’ contributions subject to a maximum amount defined in the plan agreement.

The Company’s 401(k) matching contributions, based on 5% of employees’ contributions for 2019 and 2018 amounted to $62,000 and $60,000, respectively. The Company contributes to the profit sharing plan an amount determined by the Board of Directors. No contributions were made to the profit sharing plan for years ended December 31, 2019 and 2018.

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company.  The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants.  As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity.  The shares committed to be released are considered outstanding for earnings per share computations.  Compensation expense recognized for the years ended December 31, 2019 and 2018 amounted to $1.4 million and $1.5 million, respectively.

Shares held by the ESOP trust were as follows:

	December 31,
	2019	2018
Allocated shares	466,807	446,041
Unearned shares	440,397	489,329
Total ESOP shares	907,204	935,370
Fair value of unearned shares, in thousands	$13,626	$12,713

The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula.  The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits.  For the years ended December 31, 2019 and 2018, we accrued $350,000 and $204,000, respectively, for the ESOP restoration plan.

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

(In thousands)	2019	2018
Compensation expense	$571	$341
Income tax benefit	156	93

Shares of our common stock issued under the 2010 Equity Incentive Plan shall be authorized shares.   The maximum number of shares that will be awarded under the plan is 1,862,637 shares.

Stock Options

The table below presents the stock option activity of the Company:

		Weighted		Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (years)	(in thousands)
Options outstanding at December 31, 2017	411,543	$17.48	2.73	$5,509
Granted	—	—	—	—
Exercised	73,889	17.36	—	973
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at December 31, 2018	337,654	$17.51	1.74	$2,859
Granted	—	—	—	—
Exercised	221,245	17.50	—	2,483
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at December 31, 2019	116,409	$17.53	0.72	$1,562

Options vested and exercisable at December 31, 2019	116,409	$17.53	0.72	$1,562

The following summarizes certain stock option activity of the Company:

(In thousands)	2019	2018
Intrinsic value of stock options exercised	$2,483	$973
Proceeds received from stock options exercised	3,873	1,283
Tax benefits realized from stock options exercised	534	229
Total fair value of stock options that vested	—	35

During the year ended December 31, 2019, the Company issued 91,840 shares of common stock in exchange for 221,245 stock options and 129,405 common shares.  Pursuant to the provisions of our equity incentive plan, optionees are permitted to use the value of common stock they own in a stock swap transaction or use a net settlement method to pay the exercise price of stock options.

As of December 31, 2019, the Company had no unrecognized compensation costs related to the stock option plan.

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

The table below presents the restricted stock activity:

		Weighted
		Average Grant
	Restricted	Date Fair
	Stock	Value
Unvested at December 31, 2017	10,806	$29.16
Granted	10,019	30.73
Vested	4,401	28.63
Forfeited	—	—
Unvested at December 31, 2018	16,424	$30.26

Unvested at December 31, 2018	16,424	$30.26
Granted	10,366	27.30
Vested	6,541	30.14
Forfeited	—	—
Unvested at December 31, 2019	20,249	$28.78

During the year ended December 31, 2019, the Company issued 10,336 shares of restricted stock to certain members of executive management under the 2010 Equity Incentive Plan.  The fair value of the restricted stock is based on the value of the Company’s stock on the date of grant.  Restricted stock will vest over three years from the date of the grant.

As of December 31, 2019, the Company had $365,000 of unrecognized compensation costs related to time-vested restricted stock.  The unrecognized compensation costs are expected to be recognized over a weighted average period of 1.7 years.

During the year ended December 31, 2019, the Company issued 12,438 of performance-based restricted stock units (PRSUs) to certain members of executive management under the 2010 Equity Incentive Plan.  These PRSUs will vest in the first quarter of 2022 after our Compensation Committee determines whether a performance condition that compares the Company’s return on average equity to the SNL Bank Index is achieved.  Depending on the Company’s performance, the actual number of these PRSUs that are issued at the end of the vesting period can vary between 0% to 150% of the target award.  For the PRSUs, an estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized.  This estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period.

The table below presents the PRSUs that will vest on a performance condition:

	Performance-
	Based Restricted
	Stock Units	Weighted
	Based on a	Average Grant
	Performance	Date Fair
	Condition	Value
Unvested at December 31, 2017	11,520	$29.53
Granted	12,018	30.73
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2018	23,538	$30.14

Unvested at December 31, 2018	23,538	$30.14
Granted	12,438	27.30
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2019	35,976	$29.16

The fair value of these PRSUs is based on the fair value of the Company’s stock on the date of grant.  As of December 31, 2019, the Company had $311,000 of unrecognized compensation costs related to these PRSUs.  The unrecognized compensation costs are expected to be recognized over a weighted average period of 1.9 years.  Performance will be measured over a three-year period and will be cliff vested.

During the year ended December 31, 2019, the Company issued 3,110 of PRSUs to certain members of executive management under the 2010 Equity Incentive Plan.  These PRSUs will vest in the first quarter of 2022 after our Compensation Committee determines whether a market condition that compares the Company’s total stock return to the SNL Bank Index is achieved.  The number of shares that will be expensed will not be adjusted for performance.  The fair value of these PRSUs is based on a Monte Carlo valuation of the Company’s stock on the date of grant.  The assumptions which were used in the Monte Carlo valuation of the PRSUs are:

Grant date: March 7, 2019

Performance period: January 1, 2019 to December 31, 2021

2.82 year risk-free rate on grant date: 2.45%

December 31, 2018 closing price: $25.98

Closing stock price on date of grant: $27.30

Annualized volatility (based on 2.82 year historical volatility as of the grant date): 15.1%

The table below presents the PRSUs that will vest on a market condition:

	Performance-
	Based Restricted	Monte Carlo
	Stock Units	Valuation of
	Based on a	the Company's
	Market Condition	Stock
Unvested at December 31, 2017	2,879	$24.44
Granted	3,005	28.32
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2018	5,884	$26.42

Unvested at December 31, 2018	5,884	$26.42
Granted	3,110	24.45
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2019	8,994	$25.74

As of December 31, 2019, the Company had $67,000 of unrecognized compensation costs related to the PRSUs that are based on a market condition.  The unrecognized compensation costs are expected to be recognized over a weighted average period of 1.9 years.  Performance will be measured over a three-year period and will be cliff vested.

On May 16, 2019, shareholders of Territorial Bancorp Inc. adopted the 2019 Equity Incentive Plan, which provides for the award of 15,000 stock options and restricted stock to key officers and directors.  As of December 31, 2019, no awards have been granted under the 2019 Equity Incentive Plan.

(20)Earnings Per Share

The table below presents the information used to compute basic and diluted earnings per share:

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2019	2018
Net income	$21,995	$19,212
Income allocated to participating securities	(149)	(90)
Net income available to common shareholders	$21,846	$19,122

Weighted-average number of shares used in:
Basic earnings per share	9,196,674	9,219,123
Dilutive common stock equivalents:
Stock options and restricted stock units	128,940	181,272
Diluted earnings per share	9,325,614	9,400,395

Net income per common share, basic	$2.38	$2.07
Net income per common share, diluted	$2.34	$2.03

(21)Other Comprehensive Loss

The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes:

	Unfunded	Unrealized
	Pension	(Gain)/Loss on
(Dollars in thousands)	Liability	Securities	Total
December 31, 2019:
Balances at beginning of year	$7,721	$88	$7,809
Other comprehensive loss (income), net of taxes	457	(598)	(141)
Net current period other comprehensive loss (income)	457	(598)	(141)
Balances at end of year	$8,178	$(510)	$7,668

December 31, 2018:
Balances at beginning of year	$5,657	$37	$5,694
Other comprehensive loss, net of taxes	938	42	980
Amounts reclassified from retained earnings	1,126	9	1,135
Net current period other comprehensive loss	2,064	51	2,115
Balances at end of year	$7,721	$88	$7,809

The table below presents the tax effect on each component of other comprehensive loss (income):

	Year Ended December 31,
	2019			2018
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unfunded pension liability	$623	$(166)	$457	$1,279	$(341)	$938
Unrealized (gain)/loss on securities	(815)	217	(598)	57	(15)	42
Total	$(192)	$51	$(141)	$1,336	$(356)	$980

(22)Commitments

(a)	Loan Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on an individual basis. The Company’s policy is to require suitable collateral, primarily real estate, to be provided by customers prior to disbursement of approved loans. At December 31, 2019 and 2018, the Company had loan commitments aggregating to $8.7 million (interest rates from 3.375% to 4.000%) and $7.9 million (interest rates from 4.125% to 5.000%), respectively, primarily consisting of fixed-rate residential first mortgage loans.  In addition to commitments to originate loans, at December 31, 2019 and 2018, the Company had $24.5 million and $26.9 million, respectively, in unused lines of credit to borrowers.

(b)	Reserve Requirements

The Company is required by the Federal Reserve Bank to maintain reserves based on the amount of deposits held. The reserve requirement at December 31, 2019 and 2018 was $13.5 million and $11.9 million, respectively, and the Company met such requirements.

(23)Regulatory Capital and Supervision

Territorial Savings Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  Effective January 1, 2015, the well capitalized threshold for Tier 1 risk-based capital was increased from 6.0% to 8.0% and a new capital standard, common equity tier 1 risk-based capital, was implemented with a 6.5% ratio requirement for a financial institution to be considered well capitalized.  Additionally, effective January 1, 2015, consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions became applicable to savings and loan holding companies over $1.0 billion in assets, such as the Company.  This asset level was increased to $3.0 billion in 2018.  Accordingly, the Company is no longer subject to regulatory capital requirements because its total assets are less than $3.0 billion.  The capital requirements became fully-phased in on January 1, 2019.  At December 31, 2019 and 2018, Territorial Savings Bank exceeded all of the fully-phased in regulatory captial requirments and is considered to be “well capitalized” under regulatory guidelines.  In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement was being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019.

The table below presents the fully-phased in capital required to be considered “well-capitalized” and meet the capital conservation buffer requirement as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for Territorial Savings Bank and the Company at December 31, 2019 and 2018:

(Dollars in thousands)	Required Ratio	Actual Amount	Actual Ratio
December 31, 2019:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$227,507	10.92%
Territorial Bancorp Inc.		$251,558	12.06%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$227,507	23.31%
Territorial Bancorp Inc.		$251,558	25.77%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$227,507	23.31%
Territorial Bancorp Inc.		$251,558	25.77%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$230,304	23.59%
Territorial Bancorp Inc.		$254,355	26.06%

December 31, 2018:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$225,694	11.09%
Territorial Bancorp Inc.		$242,888	11.92%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$225,694	23.50%
Territorial Bancorp Inc.		$242,888	25.29%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$225,694	23.50%
Territorial Bancorp Inc.		$242,888	25.29%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$228,423	23.78%
Territorial Bancorp Inc.		$245,617	25.57%

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

At December 31, 2019 and 2018, the Bank’s capital ratios exceeded the minimum capital thresholds for a “well-capitalized” institution. There are no conditions or events that have changed the institution’s category under the capital guidelines.

Depending on the amount of dividends to be paid, the Bank is required to either notify or make application to the Federal Reserve Bank before dividends are paid to the parent company.

Legislation enacted in 2018 requires the federal banking agencies, including the Federal Reserve Board, to establish a “community bank leverage ratio” between 8% to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion.  Institutions with capital meeting the specified requirements and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk based requirements.  The federal regulators have adopted 9% as the applicable ratio, effective March 31, 2020.  The Bank is not planning to adopt the alternative framework, with the applicable regulatory requirements.

(24)Contingencies

The Company is involved in various claims and legal actions arising out of the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s Consolidated Balance Sheets or Consolidated Statements of Income.

(25)Revenue Recognition

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

Revenue from contracts with customers is reported in service fees on loan and deposit accounts and in other noninterest income in the Consolidated Statements of Income.  The table below reconciles the revenue from contracts with customers and other revenue reported in those line items:

	Service Fees on
	Loan and Deposit
(Dollars in thousands)	Accounts	Other	Total
Year ended December 31, 2019
Revenue from contracts with customers	$1,378	$150	$1,528
Other revenue	559	460	1,019
Total	$1,937	$610	$2,547

Year ended December 31, 2018
Revenue from contracts with customers	$1,401	$138	$1,539
Other revenue	485	158	643
Total	$1,886	$296	$2,182

(26)Leases

The table below presents lease costs and other information as of December 31, 2019:

(Dollars in thousands)	December 31, 2019
Lease Costs:
Operating lease costs	$3,130
Short-term lease costs	57
Variable lease costs	129
Total lease costs	$3,316

Cash paid for amounts included in measurement of lease liabilities	$2,991
ROU assets obtained in exchange for new operating lease liabilities	$14,341

Total rental expense comprised minimum rentals of $3.1 million for the year ended December 31, 2018.

At December 31, 2019, future minimum rental commitments under noncancellable operating leases are as follows:

(Dollars in thousands)
2020	$3,171
2021	2,632
2022	2,374
2023	2,088
2024	1,801
Thereafter	3,112
Total	15,178
Less present value discount	2,995
Present value of leases	$12,183

The table below presents other lease related information as of December 31, 2019:

December 31,
2019
Weighted-average remaining lease term (years)	5.99
Weighted-average discount rate	2.76%

The Company leases to a tenant certain property that it owns.  Future minimum rental income for this noncancellable leae is as follows:

(Dollars in thousands)
2020	$110
2021	110
2022	—
2023	—
2024	—
Thereafter	—
Total	$220

Rental income comprised of minimum rentals for 2019 and 2018 was approximately $110,000 each year.

(27)Fair Value of Financial Instruments

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2019
Assets
Cash and cash equivalents	$44,806	$44,806	$44,806	$—	$—
Investment securities available for sale	8,628	8,628	—	8,628	—
Investment securities held to maturity	363,883	371,305	—	371,305	—
Loans held for sale	470	480	—	480	—
Loans receivable, net	1,584,784	1,627,903	—	—	1,627,903
FHLB stock	8,723	8,723	—	8,723	—
FRB stock	3,128	3,128	—	3,128	—
Accrued interest receivable	5,409	5,409	32	952	4,425
Interest rate contracts	5	5	—	5	—

Liabilities
Deposits	1,631,933	1,632,741	—	1,167,990	464,751
Advances from the Federal Home Loan Bank	156,000	156,906	—	156,906	—
Securities sold under agreements to repurchase	10,000	9,968	—	9,968	—
Accrued interest payable	397	397	—	47	350
Interest rate contracts	5	5	—	5	—

December 31, 2018
Assets
Cash and cash equivalents	$47,063	$47,063	$47,063	$—	$—
Investment securities available for sale	2,560	2,560	—	2,560	—
Investment securities held to maturity	371,517	364,922	—	364,219	703
Loans held for sale	309	319	—	319	—
Loans receivable, net	1,574,714	1,553,672	—	—	1,553,672
FHLB stock	8,093	8,093	—	8,093	—
FRB stock	3,114	3,114	—	3,114	—
Accrued interest receivable	5,274	5,274	12	960	4,302
Interest rate contracts	5	5	—	5	—

Liabilities
Deposits	1,629,164	1,626,587	—	1,238,023	388,564
Advances from the Federal Home Loan Bank	142,200	141,874	—	141,874	—
Securities sold under agreements to repurchase	30,000	29,876	—	29,876	—
Accrued interest payable	243	243	—	111	132
Interest rate contracts	5	5	—	5	—

At December 31, 2019 and 2018, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the Consolidated Financial Statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2019
Interest rate contracts — assets	$—	$5	$—	$5
Interest rate contracts — liabilities	—	(5)	—	(5)
Investment securities available for sale	—	8,628	—	8,628

December 31, 2018
Interest rate contracts — assets	$—	$5	$—	$5
Interest rate contracts — liabilities	—	(5)	—	(5)
Investment securities available for sale	—	2,560	—	2,560

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of December 31, 2019 and the related losses for the year ended December 31, 2019.  There were no assets measured at fair value on a nonrecurring basis as of December 31, 2018.

	Fair Value
(Dollars in thousands)	Adjustment Date	Level 1	Level 2	Level 3	Total	Total Losses
December 31, 2019
Mortgage servicing assets	9/30/2019	$—	$—	$452	$452	$(16)

Mortgage servicing assets are valued using a discounted cash flow model.  Assumptions used in the model include mortgage prepayment speeds, discount rates and cost of servicing.  Losses on mortgage servicing assets are included in service fees on loan and deposit accounts in the Consolidated Statements of Income.

The table below presents the significant unobservable inputs for Level 3 nonrecurring fair value measurements:

			Unobservable
(Dollars in thousands)	Fair Value	Valuation Technique	Input	Value
December 31, 2019:
Mortgage servicing assets	$452	Discounted cash flow	Discount rate	10.25%
			Prepayment speed (CPR)	9.11 - 13.06
			Annual cost to service (per loan, in dollars)	$75

(28)Parent Company Only

Presented below are the condensed balance sheet, statement of income, and statement of cash flows for Territorial Bancorp Inc.

Condensed Balance Sheet

	December 31,
(Dollars in thousands)	2019	2018
Assets
Cash	$22,602	$16,389
Investment in Territorial Savings Bank	219,838	217,884
Receivable from Territorial Savings Bank	1,377	741
Prepaid expenses and other assets	233	154
Total assets	$244,050	$235,168
Liabilities and Equity
Other liabilities	$160	$89
Equity	243,890	235,079
Total liabilities and equity	$244,050	$235,168

Condensed Statement of Income

	For the Year Ended December 31,
(Dollars in thousands)	2019	2018
Interest and dividend income:
Dividends from Territorial Savings Bank	$21,250	$14,500
Interest-earning deposit with Territorial Savings Bank	35	43
Total interest and dividend income	21,285	14,543

Noninterest expense:
Salaries	43	38
Other general and administrative expenses	676	791
Total noninterest expense	719	829

Income before income taxes and equity in undistributed earnings in subsidiaries	20,566	13,714

Income taxes	(177)	(107)

Income before equity in undistributed earnings in subsidiaries	20,743	13,821

Equity in undistributed earnings of Territorial Savings Bank, net of dividends	1,252	5,391

Net income	$21,995	$19,212

Condensed Statement of Cash Flows

	For the Year Ended December 31,
(Dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$21,995	$19,212
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Territorial Savings Bank, net of dividends	(1,252)	(5,391)
ESOP expense	1,398	1,456
Net (increase) decrease in prepaid expenses and other assets	(715)	785
Net increase (decrease) in other liabilities	(97)	(6)
Net cash provided by operating activities	21,329	16,056

Cash flows from investing activities:
Investment in Territorial Savings Bank	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of common stock	170	—
Repurchases of common stock	(1,597)	(9,270)
Cash dividends paid	(13,689)	(10,490)
Net cash used in financing activities	(15,116)	(19,760)
Net increase (decrease) in cash	6,213	(3,704)
Cash at beginning of the period	16,389	20,093
Cash at end of the period	$22,602	$16,389

(29)Unaudited Quarterly Financial Information

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(Dollars in thousands, except per share data)
2019:
Interest income	$18,705	$19,114	$18,948	$18,801	$75,568
Interest expense	3,869	4,452	4,397	4,309	17,027
Net interest income	14,836	14,662	14,551	14,492	58,541
Provision (reversal of provision) for loan losses	5	(51)	111	(4)	61
Net interest income after provision for loan losses	14,831	14,713	14,440	14,496	58,480
Noninterest income	3,440	1,273	2,102	1,017	7,832
Noninterest expense	9,774	9,511	9,401	9,320	38,006
Income before income taxes	8,497	6,475	7,141	6,193	28,306
Income taxes	1,973	1,415	1,775	1,148	6,311
Net income	6,524	5,060	5,366	5,045	21,995
Basic earnings per share	0.71	0.55	0.58	0.54	2.38
Diluted earnings per share	0.70	0.54	0.57	0.53	2.34
Cash dividends declared per common share	0.22	0.32	0.22	0.73	1.49

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(Dollars in thousands, except per share data)
2018:
Interest income	$18,234	$18,182	$18,278	$18,607	$73,301
Interest expense	2,995	3,275	3,517	3,742	13,529
Net interest income	15,239	14,907	14,761	14,865	59,772
Provision (reversal of provision) for loan losses	9	60	(50)	100	119
Net interest income after provision for loan losses	15,230	14,847	14,811	14,765	59,653
Noninterest income	742	837	746	839	3,164
Noninterest expense	9,393	9,374	9,503	9,224	37,494
Income before income taxes	6,579	6,310	6,054	6,380	25,323
Income taxes	1,759	1,347	1,268	1,737	6,111
Net income	4,820	4,963	4,786	4,643	19,212
Basic earnings per share	0.52	0.54	0.52	0.50	2.07
Diluted earnings per share	0.51	0.53	0.51	0.50	2.03
Cash dividends declared per common share	0.20	0.30	0.22	0.42	1.14

(30)Subsequent Events

On January 30, 2020, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.23 per share of common stock.  The dividend was paid on February 27, 2020 to stockholders of record as of February 13, 2020.

ITEM 9.Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2019. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the Consolidated Financial Statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, and it is included in Item 8, under Part II of this Annual Report on Form 10-K.

ITEM 9B.Other Information

None.

PART III

ITEM 10.Directors, Executive Officers and Corporate Governance

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the captions “Proposal 1—Election of Directors,” “Information About Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance - Code of Ethics and Business Conduct,” “Nominating and Corporate Governance Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance - Committees of the Board of Directors” and “—Audit Committee” is incorporated herein by reference.

ITEM 11.Executive Compensation

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the caption “Executive Compensation” is incorporated herein by reference.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the caption “Stock Ownership” is incorporated herein by reference.  Information with respect to the security ownership of our directors and executive officers is included above in “Item 10. Directors, Executive Officers and Corporate Governance,” and is incorporated herein by reference.

Equity Compensation Plan Information

Set forth below is information as of December 31, 2019 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-average	Share-based
	Be Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(excluding securities
	Warrants and Rights	Warrants and Rights	reflected in first column)
Equity compensation plans approved by security holders (1)	116,409	$17.53	195,628

(1)	Reflects stock options only

ITEM 13.Certain Relationships and Related Transactions, and Director Independence

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the captions “Transactions with Certain Related Persons” and “Proposal 1 — Election of Directors” is incorporated herein by reference.

ITEM 14.Principal Accountant Fees and Services

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the captions “Proposal 2—Ratification of Independent Registered Public Accounting Firm—Audit Fees” and “—Pre-Approval of Services by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.Exhibits and Financial Statement Schedules

(a)Financial Statements

The following documents are filed as part of this annual report:

(i)	Reports of Independent Registered Public Accounting Firms
(ii)	Consolidated Balance Sheets at December 31, 2019 and 2018
(iii)	Consolidated Statements of Income for the years ended December 31, 2019 and 2018
(iv)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018
(v)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019 and 2018
(vi)	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018
(vii)	Notes to Consolidated Financial Statements

(b)Exhibits

3.1	Articles of Incorporation of Territorial Bancorp Inc. (1)
3.2	Bylaws of Territorial Bancorp Inc. (1)
4.1	Form of Common Stock Certificate of Territorial Bancorp Inc. (1)
4.2	Description of Registrant’s Securities
10.1	Employment Agreement between Territorial Bancorp Inc. and Allan S. Kitagawa (2)
10.2	Employment Agreement between Territorial Savings Bank and Allan S. Kitagawa (1)
10.3	First Amendment to Employment Agreement between Territorial Savings Bank and Allan S. Kitagawa (4)
10.4	Employment Agreement between Territorial Bancorp Inc. and Vernon Hirata (2)
10.5	Employment Agreement between Territorial Savings Bank and Vernon Hirata (1)
10.6	First Amendment to Employment Agreement between Territorial Savings Bank and Vernon Hirata (4)
10.7	Employment Agreement between Territorial Bancorp Inc. and Ralph Y. Nakatsuka (2)
10.8	Employment Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka (1)
10.9	First Amendment to Employment Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka (4)
10.10	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Allan S. Kitagawa (1)
10.11	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Vernon Hirata (1)
10.12	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka (1)
10.13	Executive Deferred Incentive Agreement between Territorial Savings Bank and Allan S. Kitagawa (1)
10.14	Executive Deferred Incentive Agreement between Territorial Savings Bank and Vernon Hirata (1)
10.15	[Intentionally omitted]
10.16	Territorial Savings Bank Non-Qualified Supplemental Employee Stock Ownership Plan (2)
10.17	Territorial Savings Bank Executive Incentive Compensation Plan (1)
10.18	First Amendment to Territorial Savings Bank Executive Incentive Compensation Plan (1)
10.19	Second Amendment to Territorial Savings Bank Executive Incentive Compensation Plan (4)
10.20	[Intentionally Omitted]
10.21	Form of Employee Restricted Stock Award (4)
10.22	Form of Employee Stock Option Award (4)
10.23	Form of Director Restricted Stock Award (4)
10.24	Form of Director Stock Option Award (4)
10.25	Territorial Savings Bank Separation Pay Plan and Summary Plan Description (1)
10.26	Amendment One to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Vernon Hirata (5)
10.27	Amendment One to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Ralph Nakatsuka (5)
10.28	[Intentionally Omitted]

10.29	Amendment Two to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Vernon Hirata (6)
10.30	Amendment Two to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Ralph Nakatsuka (6)
10.31	Second Amendment to Employment Agreement between Territorial Savings Bank and Vernon Hirata (7)
10.32	Third Amendment to Employment Agreement between Territorial Savings Bank and Vernon Hirata (8)
10.33	First Amendment to Employment Agreement between Territorial Bancorp Inc. and Vernon Hirata (8)
10.34	Second Amendment to Employment Agreement between Territorial Savings Bank and Allan S. Kitagawa (8)
10.35	First Amendment to Employment Agreement between Territorial Bancorp Inc. and Allan S. Kitagawa (8)
10.36	Second Amendment to Employment Agreement between Territorial Savings Bank and Ralph Nakatsuka (8)
10.37	First Amendment to Employment Agreement between Territorial Bancorp Inc. and Ralph Nakatsuka (8)
10.38	First Amendment to Amended and Restated Executive Deferred Incentive Agreement between Territorial Savings Bank and Vernon Hirata (8)
10.39	First Amendment to Amended and Restated Supplemental Employee Retirement Agreement between Territorial Savings Bank and Allan S. Kitagawa (8)
10.40	Third Amendment to Amended and Restated Supplemental Employee Retirement Agreement between Territorial Savings Bank and Vernon Hirata (8)
10.41	Third Amendment to Amended and Restated Supplemental Employee Retirement Agreement between Territorial Savings Bank and Ralph Nakatsuka (8)
10.42	Territorial Bancorp Inc. 2010 Equity Incentive Plan, as amended and restated (9)
10.43	Territorial Bancorp Inc. Annual Incentive Plan, as amended (10)
10.44	Territorial Bancorp Inc. 2019 Equity Incentive Plan (11)
23	Consent of Moss Adams LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements from Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 13, 2020, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

101.INS	Interactive datafile XBRL Instance Document
101.SCH	Interactive datafile XBRL Taxonomy Extension Schema Document
101.CAL	Interactive datafile XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Interactive datafile XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Interactive datafile XBRL Taxonomy Extension Label Linkbase
101.PRE	Interactive datafile XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-155388), initially filed November 14, 2008.
(2)	Incorporated by reference to the Current Report on Form 8-K (file no. 001-34403), filed November 18, 2009.
(3)	Incorporated by reference to the Proxy Statement for the 2010 Annual Meeting of Stockholders (file no. 001-34403), filed July 12, 2010.
(4)	Incorporated by reference to the Annual Report on Form 10-K/A (file no. 001-34403), filed March 29, 2011.
(5)	Incorporated by reference to the Annual Report on Form 10-Q (file no. 001-34403), filed May 14, 2011.
(6)	Incorporated by reference to the Annual Report on Form 10-K (file no. 001-34403), filed March 14, 2012.
(7)	Incorporated by reference to the Annual Report on Form 10-K (file no. 001-34403), filed March 15, 2013.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q (file no. 001-34403), filed November 7, 2014.
(9)	Incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Shareholders (file No. 001-34403), filed April 24, 2017.

(10)	Incorporated by reference to Appendix B to the proxy statement for the Annual Meeting of Stockholders (file No. 001-34403), filed April 24, 2017.
(11)	Incorporated by reference to Appendix A to the proxy statement for the 2019 Annual Meeting of Stockholders (file No. 001-34403), filed April 16, 2019.

(c)Financial Statement Schedules

Not applicable.

ITEM 16.Form 10-K Summary

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRITORIAL BANCORP INC.

Date: March 13, 2020	By:	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Allan S. Kitagawa	Chairman of the Board,	March 13, 2020
Allan S. Kitagawa	President and Chief
Executive Officer (Principal
Executive Officer)

/s/ Melvin M. Miyamoto	Senior Vice President and	March 13, 2020
Melvin M. Miyamoto	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Kirk W. Caldwell	Director	March 13, 2020
Kirk W. Caldwell

/s/ Howard Y. Ikeda	Director	March 13, 2020
Howard Y. Ikeda

/s/ Jennifer A. Isobe	Director	March 13, 2020
Jennifer A. Isobe

/s/ David S. Murakami	Director	March 13, 2020
David S. Murakami

/s/ John M. Ohama	Director	March 13, 2020
John M. Ohama

/s/ Francis E. Tanaka	Director	March 13, 2020
Francis E. Tanaka