Form 10-Q
period 2020-03-31
Territorial Bancorp Inc.
filed 2020-05-08
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2020

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from               to

Commission File Number  001-34403

TERRITORIAL BANCORP INC.

(Exact Name of Registrant as Specified in Charter)

Maryland	26-4674701
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1132 Bishop Street, Suite 2200, Honolulu, Hawaii	96813
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  9,494,563 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of April 30, 2020.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	March 31,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$95,746	$44,806
Investment securities available for sale, at fair value	6,393	8,628
Investment securities held to maturity, at amortized cost (fair value of $379,592 and $371,305 at March 31, 2020 and December 31, 2019, respectively)	360,551	363,883
Loans held for sale	681	470
Loans receivable, net	1,561,586	1,584,784
Federal Home Loan Bank stock, at cost	8,744	8,723
Federal Reserve Bank stock, at cost	3,134	3,128
Accrued interest receivable	5,465	5,409
Premises and equipment, net	4,168	4,370
Right-of-use asset, net	12,623	11,580
Bank-owned life insurance	45,315	45,113
Deferred income tax assets, net	2,500	2,619
Prepaid expenses and other assets	2,879	2,800
Total assets	$2,109,785	$2,086,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,657,031	$1,631,933
Advances from the Federal Home Loan Bank	156,000	156,000
Securities sold under agreements to repurchase	10,000	10,000
Accounts payable and accrued expenses	22,229	23,038
Lease liability	13,241	12,183
Income taxes payable	3,350	2,305
Advance payments by borrowers for taxes and insurance	4,015	6,964
Total liabilities	1,865,866	1,842,423

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 9,593,332 and 9,681,493 shares at March 31, 2020 and December 31, 2019, respectively	96	97
Additional paid-in capital	62,715	65,057
Unearned ESOP shares	(4,282)	(4,404)
Retained earnings	193,160	190,808
Accumulated other comprehensive loss	(7,770)	(7,668)
Total stockholders’ equity	243,919	243,890
Total liabilities and stockholders’ equity	$2,109,785	$2,086,313

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Interest income:
Loans	$15,457	$15,608
Investment securities	2,780	2,871
Other investments	344	226
Total interest income	18,581	18,705

Interest expense:
Deposits	3,124	3,224
Advances from the Federal Home Loan Bank	895	555
Securities sold under agreements to repurchase	45	90
Total interest expense	4,064	3,869

Net interest income	14,517	14,836
Provision for loan losses	217	5

Net interest income after provision for loan losses	14,300	14,831

Noninterest income:
Service fees on loan and deposit accounts	453	438
Income on bank-owned life insurance	202	207
Gain on sale of investment securities	178	2,717
Gain on sale of loans	407	6
Other	61	72
Total noninterest income	1,301	3,440

Noninterest expense:
Salaries and employee benefits	5,684	5,686
Occupancy	1,645	1,592
Equipment	1,120	1,093
Federal deposit insurance premiums	—	144
Other general and administrative expenses	1,089	1,259
Total noninterest expense	9,538	9,774

Income before income taxes	6,063	8,497
Income taxes	1,590	1,973
Net income	$4,473	$6,524

Basic earnings per share	$0.48	$0.71
Diluted earnings per share	$0.48	$0.70
Cash dividends declared per common share	$0.23	$0.22
Basic weighted-average shares outstanding	9,237,466	9,169,256
Diluted weighted-average shares outstanding	9,319,599	9,313,139

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2020	2019
Net income	$4,473	$6,524

Change in unrealized (loss) gain on securities, net of tax	(102)	490
Other comprehensive (loss) gain, net of tax	(102)	490
Comprehensive income	$4,371	$7,014

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

						Accumulated
	Common		Additional	Unearned		Other	Total
	Shares	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Shares	Earnings	Loss	Equity
Balances at December 31, 2018	9,645,955	$97	$65,090	$(4,893)	$182,594	$(7,809)	$235,079

Net income	—	—	—	—	6,524	—	6,524
Other comprehensive income	—	—	—	—	—	490	490
Adoption of lease accounting standard	—	—	—	—	(10)	—	(10)
Cash dividends declared ($0.22 per share)	—	—	—	—	(2,024)	—	(2,024)
Share-based compensation	3,340	—	86	—	—	—	86
Allocation of 12,233 ESOP shares	—	—	211	122	—	—	333
Repurchase shares of common stock	(107,660)	(1)	(2,933)	—	—	—	(2,934)
Exercise of options for common stock	74,560	—	1,294	—	—	—	1,294

Balances at March 31, 2019	9,616,195	$96	$63,748	$(4,771)	$187,084	$(7,319)	$238,838

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

						Accumulated
	Common		Additional	Unearned		Other	Total
	Shares	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Shares	Earnings	Loss	Equity
Balances at December 31, 2019	9,681,493	$97	$65,057	$(4,404)	$190,808	$(7,668)	$243,890

Net income	—	—	—	—	4,473	—	4,473
Other comprehensive loss	—	—	—	—	—	(102)	(102)
Cash dividends declared ($0.23 per share)	—	—	—	—	(2,121)	—	(2,121)
Share-based compensation	15,671	—	157	—	—	—	157
Allocation of 12,233 ESOP shares	—	—	217	122	—	—	339
Repurchase of shares of common stock	(126,379)	(1)	(3,107)	—	—	—	(3,108)
Exercise of options for common stock	22,547	—	391	—	—	—	391

Balances at March 31, 2020	9,593,332	$96	$62,715	$(4,282)	$193,160	$(7,770)	$243,919

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income	$4,473	$6,524
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	217	5
Depreciation and amortization	293	292
Deferred income tax expense	156	984
Amortization of fees, discounts, and premiums, net	(95)	(104)
Amortization of right-of-use asset	724	692
Origination of loans held for sale	(2,862)	(2,031)
Proceeds from sales of loans held for sale	2,652	2,346
Gain on sale of loans, net	(407)	(6)
Gain on sale of investment securities available for sale	(150)	—
Gain on sale of investment securities held to maturity	(28)	(2,717)
ESOP expense	339	333
Share-based compensation expense	157	86
Increase in accrued interest receivable	(56)	(198)
Net increase in bank-owned life insurance	(202)	(207)
Net increase in prepaid expenses and other assets	(1)	(48)
Net (decrease) increase in accounts payable and accrued expenses	(1,313)	674
Net decrease in lease liability	(710)	(681)
Net decrease in advance payments by borrowers for taxes and insurance	(2,949)	(3,115)
Net increase in income taxes payable	1,045	648

Net cash from operating activities	1,283	3,477

Cash flows from investing activities:
Purchases of investment securities held to maturity	—	(2,998)
Principal repayments on investment securities held to maturity	12,367	6,607
Principal repayments on investment securities available for sale	343	301
Proceeds from sale of investment securities held to maturity	757	2,741
Proceeds from sale of investment securities available for sale	1,893	—
Principal repayments, net of originations, on loans receivable	13,650	(11,786)
Purchases of Federal Home Loan Bank stock	(21)	(6,826)
Proceeds from redemption of Federal Home Loan Bank stock	—	8,256
Purchases of Federal Reserve Bank stock	(6)	(2)
Purchases of premises and equipment	(91)	(71)

Net cash from investing activities	28,892	(3,778)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from financing activities:
Net increase in deposits	$25,098	$38,215
Proceeds from advances from the Federal Home Loan Bank	—	168,700
Repayments of advances from the Federal Home Loan Bank	—	(206,400)
Proceeds from securities sold under agreements to repurchase	5,000	—
Repayments of securities sold under agreements to repurchase	(5,000)	(20,000)
Repurchases of common stock	(2,193)	(1,596)
Cash dividends paid	(2,140)	(2,014)

Net cash from financing activities	20,765	(23,095)

Net increase (decrease) in cash and cash equivalents	50,940	(23,396)

Cash and cash equivalents at beginning of the period	44,806	47,063

Cash and cash equivalents at end of the period	$95,746	$23,667

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$4,254	$3,844
Income taxes	389	341

Supplemental disclosure of noncash investing and financing activities:
Company stock repurchased, not settled	$524	$—
Company stock acquired through stock swap and net settlement transactions	391	1,294
Company stock repurchased through stock swap and net settlement transactions	391	—
Loans securitized into investment securities	9,431	—
Dividends declared, not yet paid	(19)	10
Establishment of right-of-use asset	1,768	12,995
Establishment of lease liability	1,768	13,474
Transfer of securities from held-to-maturity to available-for-sale	—	11,390

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)      Organization

In 2009, Territorial Savings Bank (the Bank) completed a conversion from a mutual holding company to a stock holding company and Territorial Bancorp Inc. (the Company) became the holding company for Territorial Savings Bank.  Upon completion of the conversion and reorganization, a special “liquidation account” was established in an amount equal to the total equity of Territorial Mutual Holding Company as of December 31, 2008.  The liquidation account is to provide eligible account holders and supplemental eligible account holders who maintain their deposit accounts with Territorial Savings Bank after the conversion with a liquidation interest in the unlikely event of the complete liquidation of Territorial Savings Bank after the conversion.

In 2014, Territorial Savings Bank converted from a federal savings bank to a Hawaii state-chartered savings bank and became a member of the Federal Reserve System.

(2)      Basis of Presentation

The accompanying unaudited consolidated financial statements of Territorial Bancorp Inc. have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  These unaudited interim condensed consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed as part of the Annual Report on Form 10-K for the year ended December 31, 2019.  In the opinion of management, all adjustments necessary for a fair presentation have been made and consist only of normal recurring adjustments.  Interim results of operations are not necessarily indicative of results to be expected for the year.

.

(3)      Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) amended various sections of the FASB Accounting Standards Codification (ASC) related to the accounting for credit losses on financial instruments.  The amendment changes the threshold for recognizing losses from a “probable” to an “expected” model.  The new model is referred to as the current expected credit loss model and applies to loans, leases, held-to-maturity investments, loan commitments and financial guarantees.  The amendment requires the measurement of all expected credit losses for financial assets as of the reporting date (including historical experience, current conditions and reasonable and supportable forecasts) and enhanced disclosures that will help financial statement users understand the estimates and judgments used in estimating credit losses and evaluating the credit quality of an organization’s portfolio.  The amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  In November 2019, the FASB issued an update that delays the effective date of the amendment for smaller reporting companies, as defined by the Securities and Exchange Commission, to fiscal years beginning after December 15, 2022.  The Company is a smaller reporting company.  The Company will apply the amendment’s provisions as a cumulative-effect adjustment to retained earnings at the beginning of the first period the amendment is effective. The Company is currently evaluating the effects that the adoption of this amendment will have on its consolidated financial statements by gathering the information that is necessary to make the calculations required by the amendment.  This may result in increased credit losses on financial instruments recorded in the consolidated financial statements.

In August 2018, the FASB amended the Fair Value Measurement topic of the FASB ASC.  The amendment affects disclosures only, and includes additions, deletions and modifications of the disclosures of assets and liabilities reported in the fair value hierarchy.  The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted.  Entities are allowed to early adopt any removed or modified disclosures while delaying adoption of any added disclosures until the effective date.  The Company adopted this amendment as of January 1, 2020 and it did not have a material effect on its consolidated financial statements.

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

See Note (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements for a change in the treatment of troubled debt restructuring in the CARES Act.

(4)      Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Cash and due from banks	$12,722	$9,571
Interest-earning deposits in other banks	83,024	35,235
Cash and cash equivalents	$95,746	$44,806

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank of San Francisco.

(5)      Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2020:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$5,826	$567	$—	$6,393
Total	$5,826	$567	$—	$6,393

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$360,551	$19,042	$(1)	$379,592
Total	$360,551	$19,042	$(1)	$379,592

December 31, 2019:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$7,905	$723	$—	$8,628
Total	$7,905	$723	$—	$8,628

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$363,883	$8,436	$(1,014)	$371,305
Total	$363,883	$8,436	$(1,014)	$371,305

The amortized cost and estimated fair value of investment securities by maturity date at March 31, 2020 are shown below.  Incorporated in the maturity schedule are mortgage-backed securities, which are allocated using the contractual maturity as a basis.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Available-for-sale:
Due within 5 years	$—	$—
Due after 5 years through 10 years	—	—
Due after 10 years	5,826	6,393
Total	$5,826	$6,393

Held-to-maturity:
Due within 5 years	$1	$1
Due after 5 years through 10 years	69	68
Due after 10 years	360,481	379,523
Total	$360,551	$379,592

Realized gains and losses and the proceeds from sales of held-to-maturity and available-for-sale securities are shown in the table below.

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Proceeds from sales	$2,650	$2,741
Gross gains	178	2,717
Gross losses	—	—

During the three months ended March 31, 2020, the Company sold $729,000 of held-to-maturity mortgage-backed securities and recorded a gain of $28,000.  During the three months ended March 31, 2019, the Company sold its $75,000 investment in its trust preferred security, PreTSL XXIII, and recorded a gain of $2.7 million.  The sale of the trust preferred security, which had a significant deterioration in the issuer’s credit rating, and the sale of the mortgage-backed securities, for which the Company had already collected a substantial portion of the outstanding purchased principal (at least 85%), were in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and do not taint management’s assertion of its intent to hold the remaining securities in the held-to-maturity portfolio to maturity.

During the three months ended March 31, 2020, the Company sold $1.7 million of available-for-sale mortgage-backed securities and recorded a gain of $150,000.  The Company did not sell any available-for-sale securities during the three months ended March 31, 2019.

As of January 1, 2019, the Company transferred securities with an amortized cost of $11.4 million from held-to-maturity to available-for-sale with the adoption of ASU 2017-12 on derivatives and hedging.

Investment securities with amortized costs of $254.0 million and $188.9 million at March 31, 2020 and December 31, 2019, respectively, were pledged to secure deposits made by state and local governments, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at March 31, 2020 and December 31, 2019.  The Company does not intend to sell held-to-maturity and available-for-sale securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
March 31, 2020:
Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$61	$(1)	$—	$—	5	$61	$(1)

December 31, 2019:
Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$55,882	$(302)	$34,492	$(712)	30	$90,374	$(1,014)

Mortgage-Backed Securities.  The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates subsequent to purchase.  All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2020 and December 31, 2019.

During the three months ended March 31, 2020, the Company securitized fixed-rate first mortgage loans with a book value of $9.4 million into Freddie Mac mortgage-backed securities to increase liquidity.  The securitization transaction increased investment securities and lowered loans receivable.  The securitization transaction was accounted for by recording the mortgage-backed securities at a fair value of $9.8 million in accordance with the Transfers and Servicing topic of the FASB ASC.  Mortgage servicing assets of $78,000 were also recorded on the transaction and a net gain of $377,000 was recognized on the securitization and recorded in gain on sale of loans in the consolidated statements of income.

(6)      Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Real estate loans:
First mortgages:
One- to four-family residential	$1,514,599	$1,536,781
Multi-family residential	9,660	9,965
Construction, commercial and other	22,389	23,382
Home equity loans and lines of credit	10,250	10,084
Total real estate loans	1,556,898	1,580,212
Other loans:
Loans on deposit accounts	271	235
Consumer and other loans	9,624	9,484
Total other loans	9,895	9,719
Less:
Net unearned fees and discounts	(2,289)	(2,435)
Allowance for loan losses	(2,918)	(2,712)
Total unearned fees, discounts and allowance for loan losses	(5,207)	(5,147)
Loans receivable, net	$1,561,586	$1,584,784

The table below presents the activity in the allowance for loan losses by portfolio segment:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended March 31, 2020:
Balance, beginning of period	$1,741	$511	$1	$54	$405	$2,712
Provision (reversal of provision) for loan losses	122	(59)	—	129	25	217
	1,863	452	1	183	430	2,929
Charge-offs	—	—	—	(12)	—	(12)
Recoveries	—	—	—	1	—	1
Net charge-offs	—	—	—	(11)	—	(11)
Balance, end of period	$1,863	$452	$1	$172	$430	$2,918

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended March 31, 2019:
Balance, beginning of period	$1,797	$443	$1	$47	$354	$2,642
Provision (reversal of provision) for loan losses	(15)	11	—	4	5	5
	1,782	454	1	51	359	2,647
Charge-offs	—	—	—	(7)	—	(7)
Recoveries	18	—	—	1	—	19
Net recoveries (charge-offs)	18	—	—	(6)	—	12
Balance, end of period	$1,800	$454	$1	$45	$359	$2,659

Management considers the allowance for loan losses at March 31, 2020 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions at that date. While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings.  In addition, as an integral part of their examination process, the bank regulators periodically review the allowance for loan losses and may require the Company to increase the allowance based on their analysis of information available at the time of their examination.  During the three months ended March 31, 2020, the qualitative factors used to calculate the allowance for loan losses were raised in consideration of Hawaii’s rising unemployment rate due to the stay-at-home mandate from the government to minimize the spread of COVID-19.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
March 31, 2020:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,863	452	1	172	430	2,918
Total ending allowance balance	$1,863	$452	$1	$172	$430	$2,918

Loans:
Ending loan balance:
Individually evaluated for impairment	$1,197	$—	$85	$—	$—	$1,282
Collectively evaluated for impairment	1,520,806	22,340	10,166	9,910	—	1,563,222
Total ending loan balance	$1,522,003	$22,340	$10,251	$9,910	$—	$1,564,504

December 31, 2019:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,741	511	1	54	405	2,712
Total ending allowance balance	$1,741	$511	$1	$54	$405	$2,712

Loans:
Ending loan balance:
Individually evaluated for impairment	$1,224	$—	$89	$—	$—	$1,313
Collectively evaluated for impairment	1,543,125	23,326	9,997	9,735	—	1,586,183
Total ending loan balance	$1,544,349	$23,326	$10,086	$9,735	$—	$1,587,496

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

		Unpaid
	Recorded	Principal
(Dollars in thousands)	Investment	Balance
March 31, 2020:
With no related allowance recorded:
One- to four-family residential mortgages	$1,197	$1,602
Home equity loans and lines of credit	85	177
Total	$1,282	$1,779

December 31, 2019:
With no related allowance recorded:
One- to four-family residential mortgages	$1,224	$1,615
Home equity loans and lines of credit	89	178
Total	$1,313	$1,793

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	For the Three Months Ended
	March 31,
	Average	Interest
	Recorded	Income
(Dollars in thousands)	Investment	Recognized
2020:
With no related allowance recorded:
One- to four-family residential mortgages	$1,210	$8
Home equity loans and lines of credit	87	—
Total	$1,297	$8

2019:
With no related allowance recorded:
One- to four-family residential mortgages	$2,638	$9
Home equity loans and lines of credit	146	—
Total	$2,784	$9

There were no loans individually evaluated for impairment with a related allowance for loan loss as of March 31, 2020 or December 31, 2019.  Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they are written down to fair value at the time of impairment.

The Company had six nonaccrual loans with a book value of $708,000 as of March 31, 2020 and six nonaccrual loans with a book value of $736,000 as of December 31, 2019.  The Company collected interest on nonaccrual loans of $17,000 and $23,000 during the three months ended March 31, 2020 and 2019, respectively, but due to accounting and regulatory requirements, the Company recorded the interest as a reduction of principal.  The Company would have recognized additional interest income of $15,000 and $34,000 during the three months ended March 31, 2020 and 2019, respectively, had the loans been accruing interest.  The Company did not have any loans 90 days or more past due and still accruing interest as of March 31, 2020.  At December 31, 2019, the Company had one loan for $1,000 that was 90 days or more past due and still accruing interest.

The table below presents the aging of loans and accrual status by class of loans:

								Loans
								90 Days
								or More
	30 - 59	60 - 89	90 Days or					Past Due
	Days Past	Days Past	More	Total Past	Loans Not	Total	Nonaccrual	and Still
(Dollars in thousands)	Due	Due	Past Due	Due	Past Due	Loans	Loans	Accruing
March 31, 2020:
One- to four-family residential mortgages	$104	$179	$—	$283	$1,512,079	$1,512,362	$623	$—
Multi-family residential mortgages	—	—	—	—	9,641	9,641	—	—
Construction, commercial and other mortgages	—	—	—	—	22,340	22,340	—	—
Home equity loans and lines of credit	—	25	—	25	10,226	10,251	85	—
Loans on deposit accounts	—	—	—	—	271	271	—	—
Consumer and other	1	—	—	1	9,638	9,639	—	—

Total	$105	$204	$—	$309	$1,564,195	$1,564,504	$708	$—

December 31, 2019:
One- to four-family residential mortgages	$—	$959	$—	$959	$1,533,446	$1,534,405	$647	$—
Multi-family residential mortgages	—	—	—	—	9,944	9,944	—	—
Construction, commercial and other mortgages	—	—	—	—	23,326	23,326	—	—
Home equity loans and lines of credit	—	26	—	26	10,060	10,086	89	—
Loans on deposit accounts	—	—	—	—	235	235	—	—
Consumer and other	33	1	1	35	9,465	9,500	—	1

Total	$33	$986	$1	$1,020	$1,586,476	$1,587,496	$736	$1

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

There were no loans modified in a troubled debt restructuring during the three months ended March 31, 2020 or 2019.  There were no new troubled debt restructurings within the 12 months ended March 31, 2020 that subsequently defaulted.

The table below summarizes troubled debt restructurings by class of loans:

	Number of	Accrual	Number of	Nonaccrual
(Dollars in thousands)	Loans	Status	Loans	Status	Total
March 31, 2020:
One- to four-family residential mortgages	3	$574	2	$510	$1,084
Home equity loans and lines of credit	—	—	1	60	60
Total	3	$574	3	$570	$1,144

December 31, 2019:
One- to four-family residential mortgages	3	$577	2	$525	$1,102
Home equity loans and lines of credit	—	—	1	64	64
Total	3	$577	3	$589	$1,166

There were no delinquent restructured loans as of March 31, 2020 or December 31, 2019.  Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers.  At March 31, 2020, we had no commitments to lend any additional funds to these borrowers.

In March 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law.  Among other provisions, the CARES Act gives financial institutions the option to suspend certain accounting requirements related to troubled debt restructuring for loans meeting certain criteria.  For loans that were not more than 30 days past due as of December 31, 2019 and are: (a) modified related to COVID-19, and (b) modified between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the termination of the national emergency, financial institutions are not required to account for such loans as troubled debt restructurings or to determine impairment accordingly.  The Company has decided to utilize this provision of the CARES Act for loan modifications meeting the stated criteria.

The Company had no real estate owned as of March 31, 2020 or December 31, 2019.  There were no loans in the process of foreclosure at March 31, 2020 and December 31, 2019.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii.  Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the three months ended March 31, 2020 and 2019, the Company sold mortgage loans held for sale with principal balances of $2.7 million and $2.3 million, respectively, and recognized gains of $30,000 and $6,000, respectively.  The Company had two loans held for sale totaling $681,000 at March 31, 2020 and one loan held for sale for $470,000 at December 31, 2019.

During the three months ended March 31, 2020, the Company securitized fixed-rate first mortgage loans with a book value of $9.4 million and received mortgage-backed securities with a fair market value of $9.8 million.  The Company retained the servicing of these loans and recorded mortgage servicing assets with a fair market value of $78,000. A net gain of $377,000 was recognized on the transaction.

The Company serviced loans for others with principal balances of $73.1 million at March 31, 2020 and $65.1 million at December 31, 2019.  Of these amounts, $46.8 million and $37.8 million of loan balances relate to securitizations for which the Company continues to hold the related mortgage-backed securities at March 31, 2020 and December 31, 2019, respectively.  The amount of contractually specified servicing fees earned for the three months ended March 31, 2020 and 2019 was $44,000 and $20,000, respectively.  The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

(7)      Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset.  Securities sold under agreements to repurchase are summarized as follows:

	March 31, 2020		December 31, 2019
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
1 year or less	$—	—%	$5,000	1.65%
Over 4 year to 5 years	10,000	1.81	5,000	1.88
Total	$10,000	1.81%	$10,000	1.77%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at March 31, 2020.  The amount at risk is the greater of the carrying value or fair value over the repurchase liability and refers to the potential loss to the Company if the secured lender fails to return the security at the maturity date of the agreement.  All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government-sponsored enterprises.  The repurchase liability cannot exceed 90% of the fair value of securities pledged.  In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$11,383	$12,376	$10,000	$2,376	57

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
March 31, 2020:
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

The components of net periodic benefit cost were as follows:

	SERP
	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Net periodic benefit cost for the period:
Service cost	$22	$25
Interest cost	43	41
Expected return on plan assets	—	—
Amortization of prior service cost	—	—
Recognized actuarial loss	—	—
Recognized curtailment loss	—	—
Net periodic benefit cost	$65	$66

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company.  The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants.  As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity.  The shares committed to be released are considered outstanding for earnings per share computations.  Compensation expense recognized for the three months ended March 31, 2020 and 2019 amounted to $339,000 and $334,000, respectively.

Shares held by the ESOP trust were as follows:

	March 31,	December 31,
	2020	2019
Allocated shares	479,040	466,807
Unearned shares	428,164	440,397
Total ESOP shares	907,204	907,204
Fair value of unearned shares, in thousands	$10,511	$13,626

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula.  The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans.  We accrue for these benefits over the period during which employees provide services to earn these benefits.  For the three months ended March 31, 2020 and 2019, we accrued $85,000 and $57,000, respectively, for the ESOP restoration plan.

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

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Compensation expense	$157	$86
Income tax benefit	43	23

Shares of our common stock issued under the 2010 Equity Incentive Plan shall come from authorized shares.  The maximum number of shares that will be awarded under the plan will be 1,862,637 shares.

Stock Options

The table below presents the stock option activity for the three months ended March 31, 2020 and 2019:

		Weighted		Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (years)	(in thousands)
Options outstanding at December 31, 2019	116,409	$17.53	0.72	$1,562
Granted	—	—	—	—
Exercised	22,547	17.36	—	288
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at March 31, 2020	93,862	$17.57	0.49	$656

Options outstanding at December 31, 2018	337,654	$17.51	1.74	$2,859
Granted	—	—	—	—
Exercised	74,560	17.36	—	788
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at March 31, 2019	263,094	$17.55	1.51	$2,461

Options vested and exercisable at March 31, 2020	93,862	$17.57	0.49	$656

The following summarizes certain stock option activity of the Company:

	For the Three Months Ended
	March 31,
(In thousands)	2020	2019
Intrinsic value of stock options exercised	$288	$788
Proceeds received from stock options exercised	391	1,294
Tax benefits realized from stock options exercised	53	171
Total fair value of stock options that vested	—	—

During the three months ended March 31, 2020, we issued 9,555 shares of common stock, net, in exchange for 22,547 stock options and 12,992 shares of common stock.  Pursuant to the provisions of our equity incentive plan, optionees are permitted to use the value of our common stock they own in a net settlement to pay the exercise price of stock options.

As of March 31, 2020, the Company had no unrecognized compensation costs related to the stock option plan.

Restricted Stock

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant.  Unvested restricted stock may not be disposed of or transferred during the vesting period.  Restricted stock carries the right to receive dividends, although dividends attributable to restricted stock are retained by the Company until the shares vest, at which time they are paid to the award recipient.  Dividends accrued on restricted stock awards that do not vest are forfeited.

The table below presents the restricted stock activity:

		Weighted
		Average Grant
	Restricted	Date Fair
	Stock	Value
Unvested at December 31, 2019	20,249	$28.78
Granted	13,444	21.05
Vested	6,794	28.99
Forfeited	—	—
Unvested at March 31, 2020	26,899	$24.87

Unvested at December 31, 2018	16,424	$30.26
Granted	10,366	27.30
Vested	3,340	30.73
Forfeited	—	—
Unvested at March 31, 2019	23,450	$28.89

During the three months ended March 31, 2020, the Company issued 13,444 shares of restricted stock to certain members of executive management under the 2010 Equity Incentive Plan.  The fair value of the restricted stock is based on the value of the Company’s stock on the date of grant.  Restricted stock will vest over three years from the date of grant.

As of March 31, 2020, the Company had $570,000 of unrecognized compensation costs related to restricted stock.

During the three months ended March 31, 2020, the Company issued 16,129 performance-based restricted stock units (PRSUs) to certain members of executive management under the 2010 Equity Incentive Plan.  These PRSUs will vest in the first quarter of 2023 after our Compensation Committee determines whether a performance condition that compares the Company’s return on average equity to the SNL Bank Index is achieved.  Depending on the Company’s performance, the actual number of these PRSUs that are issued at the end of the vesting period can vary between 0% and

150% of the target award.  For the PRSUs, an estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized.  This estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period.

The table below presents the PRSUs that will vest on a performance condition:

	Performance-
	Based Restricted
	Stock Units	Weighted
	Based on a	Average Grant
	Performance	Date Fair
	Condition	Value
Unvested at December 31, 2019	35,976	$29.16
Granted	16,129	21.05
Vested	7,680	29.53
Forfeited	3,840	29.53
Unvested at March 31, 2020	40,585	$25.83

Unvested at December 31, 2018	23,538	$30.14
Granted	8,292	27.30
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2019	31,830	$29.40

The fair value of these PRSUs is based on the fair value of the Company’s stock on the date of grant.  As of March 31, 2020, the Company had $458,000 of unrecognized compensation costs related to these PRSUs.  Performance will be measured over a three-year performance period and will be cliff vested.

During the three months ended March 31, 2020, the Company issued 2,688 of PRSUs to certain members of executive management under the 2010 Equity Incentive Plan.  These PRSUs will vest in the first quarter of 2023 after our Compensation Committee determines whether a market condition that compares the Company’s total stock return to the SNL Bank Index is achieved.  The number of shares that will be expensed will not be adjusted for performance.  The fair value of these PRSUs is based on a Monte Carlo valuation of the Company’s stock on the date of grant.  The assumptions which were used in the Monte Carlo valuation of the PRSUs are:

Grant date: March 12, 2020

Performance period: January 1, 2020 to December 31, 2022

2.80 year risk-free rate on grant date: 0.56%

December 31, 2019 closing price: $30.94

Closing stock price on the date of grant: $21.05

Annualized volatility (based on 2.82 year historical volatility as of the grant date): 18.02%

The table below presents the PRSUs that will vest on a market condition:

	Performance-
	Based Restricted	Monte Carlo
	Stock Units	Valuation of
	Based on a	the Company's
	Market Condition	Stock
Unvested at December 31, 2019	8,994	$25.74
Granted	4,032	22.16
Vested	1,197	24.44
Forfeited	1,682	22.44
Unvested at March 31, 2020	10,147	$24.69

Unvested at December 31, 2018	5,884	$26.42
Granted	2,073	24.45
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2019	7,957	$25.91

As of March 31, 2020, the Company had $111,000 of unrecognized compensation costs related to the PRSUs that are based on a market condition.  Performance will be measured over a three-year performance period and will be cliff vested.

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

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended
(Dollars in thousands, except per share data)	2020	2019
Net income	$4,473	$6,524
Income allocated to participating securities	(11)	(35)
Net income available to common shareholders	$4,462	$6,489

Weighted-average number of shares used in:
Basic earnings per share	9,237,466	9,169,256
Dilutive common stock equivalents:
Stock options and restricted stock units	82,133	143,883
Diluted earnings per share	9,319,599	9,313,139

Net income per common share, basic	$0.48	$0.71
Net income per common share, diluted	$0.48	$0.70

(13)    Other Comprehensive Income and Loss

The table below presents the changes in the components of accumulated other comprehensive income and loss, net of taxes:

	Unfunded	Unrealized
	Pension	(Gain)/Loss on
(Dollars in thousands)	Liability	Securities	Total
Three months ended March 31, 2020
Balances at beginning of period	$8,178	$(510)	$7,668
Other comprehensive loss, net of taxes	—	102	102
Net current period other comprehensive loss	—	102	102
Balances at end of period	$8,178	$(408)	$7,770

Three months ended March 31, 2019
Balances at beginning of period	$7,721	$88	$7,809
Other comprehensive income, net of taxes	—	(490)	(490)
Net current period other comprehensive income	—	(490)	(490)
Balances at end of period	$7,721	$(402)	$7,319

The table below presents the tax effect on each component of accumulated other comprehensive income and loss:

	Three Months Ended March 31,
	2020			2019
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unrealized (gain)/loss on securities	$139	$(37)	$102	$(668)	$178	$(490)
Total	$139	$(37)	$102	$(668)	$178	$(490)

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

Revenue from contracts with customers is reported in service fees on loan and deposit accounts and in other noninterest income in the consolidated statements of income.  The table below reconciles the revenue from contracts with customers and other revenue reported in those line items:

	Service Fees on
	Loan and Deposit
(Dollars in thousands)	Accounts	Other	Total
Three months ended March 31, 2020
Revenue from contracts with customers	$298	$33	$331
Other revenue	155	27	182
Total	$453	$60	$513

Three months ended March 31, 2019
Revenue from contracts with customers	$327	$46	$373
Other revenue	111	26	137
Total	$438	$72	$510

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

The table below presents lease costs and other information for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Lease Costs:
Operating lease costs	$815	$783
Short-term lease costs	6	6
Variable lease costs	41	25
Total lease costs	$862	$814

Cash paid for amounts included in measurement of lease liabilities	802	773
ROU assets obtained in exchange for new operating lease liabilities	1,768	12,995

At March 31, 2020, future minimum rental commitments under noncancellable operating leases are as follows:

(Dollars in thousands)
2020	$2,368
2021	2,631
2022	2,373
2023	2,087
2024	1,800
Thereafter	3,112
Total	14,371
Less present value discount	1,130
Present value of leases	$13,241

The table below presents other lease related information:

	March 31,	March 31,
	2020	2019
Weighted-average remaining lease term (years)	5.79	6.51
Weighted-average discount rate	2.75%	2.91%

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

Interest Rate Contracts.  The Company may enter into interest rate lock commitments with borrowers on loans intended to be sold.  To manage interest rate risk on the lock commitments, the Company may also enter into forward loan sale commitments.  The interest rate lock commitments and forward loan sale commitments are treated as derivatives and are recorded at their fair value determined by referring to prices quoted in the secondary market for similar contracts.  The fair value inputs are considered Level 2 inputs.  Interest rate contracts that are classified as assets are included with prepaid expenses and other assets on the consolidated balance sheet while interest rate contracts that are classified as liabilities are included with accounts payable and accrued expenses.

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2020
Assets
Cash and cash equivalents	$95,746	$95,746	$95,746	$—	$—
Investment securities available for sale	6,393	6,393	—	6,393	—
Investment securities held to maturity	360,551	379,592	—	379,592	—
Loans held for sale	681	703	—	703	—
Loans receivable, net	1,561,586	1,667,989	—	—	1,667,989
FHLB stock	8,744	8,744	—	8,744	—
FRB stock	3,134	3,134	—	3,134	—
Accrued interest receivable	5,465	5,465	16	984	4,465
Interest rate contracts	34	34	—	34	—

Liabilities
Deposits	1,657,031	1,662,674	—	1,168,792	493,882
Advances from the Federal Home Loan Bank	156,000	160,257	—	160,257	—
Securities sold under agreements to repurchase	10,000	10,349	—	10,349	—
Accrued interest payable	207	207	—	43	164
Interest rate contracts	34	34	—	34	—

December 31, 2019
Assets
Cash and cash equivalents	$44,806	$44,806	$44,806	$—	$—
Investment securities available for sale	8,628	8,628	—	8,628	—
Investment securities held to maturity	363,883	371,305	—	371,305	—
Loans held for sale	470	480	—	480	—
Loans receivable, net	1,584,784	1,627,903	—	—	1,627,903
FHLB stock	8,723	8,723	—	8,723	—
FRB stock	3,128	3,128	—	3,128	—
Accrued interest receivable	5,409	5,409	32	952	4,425
Interest rate contracts	5	5	—	5	—

Liabilities
Deposits	1,631,933	1,632,741	—	1,167,990	464,751
Advances from the Federal Home Loan Bank	156,000	156,906	—	156,906	—
Securities sold under agreements to repurchase	10,000	9,968	—	9,968	—
Accrued interest payable	397	397	—	47	350
Interest rate contracts	5	5	—	5	—

At March 31, 2020 and December 31, 2019, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2020
Interest rate contracts — assets	$—	$34	$—	$34
Interest rate contracts — liabilities	—	(34)	—	(34)
Investment securities available for sale	—	6,393	—	6,393

December 31, 2019
Interest rate contracts — assets	$—	$5	$—	$5
Interest rate contracts — liabilities	—	(5)	—	(5)
Investment securities available for sale	—	8,628	—	8,628

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of March 31, 2020.

	Fair Value
(Dollars in thousands)	Adjustment Date	Level 1	Level 2	Level 3	Total	Total Losses

March 31, 2020
Mortgage servicing assets	3/31/2020	$—	$—	$578	$578	$(2)

December 31, 2019
Mortgage servicing assets	9/30/2019	—	—	452	452	(16)

Mortgage servicing assets are valued using a discounted cash flow model.  Assumptions used in the model include mortgage prepayment speeds, discount rates and cost of servicing.  Losses on mortgage servicing assets are included in service fees on loan and deposit accounts in the consolidated statements of income.

The table below presents the significant unobservable inputs for Level 3 nonrecurring fair value measurements.  The discount rates and prepayment speeds have been weighted by the relative notional amounts.

			Unobservable	Range
(Dollars in thousands)	Fair Value	Valuation Technique	Input	(Weighted Average)
March 31, 2020:
Mortgage servicing assets	$578	Discounted cash flow	Discount rate	9.25% - 11.25% (10.25%)
			Prepayment speed (CPR)	9.45 - 16.45 (13.26)
			Annual cost to service (per loan, in dollars)	$75
December 31, 2019:
Mortgage servicing assets	$452	Discounted cash flow	Discount rate	9.25% - 11.25% (10.25%)
			Prepayment speed (CPR)	11.09 - 14.24 (12.58)
			Annual cost to service (per loan, in dollars)	$75

(17)    Subsequent Events

On April 30, 2020, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.23 per share of common stock.  The dividend is expected to be paid on May 28, 2020 to stockholders of record as of May 14, 2020.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	the effect of any pandemic disease, natural disaster, war, act of terrorism, accident or similar action or event;

•	general economic conditions, either internationally, nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities, if any;

•	changes in consumer demand, spending, borrowing and savings habits;

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

Overview

We have historically operated as a traditional thrift institution.  The significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit inflows,  cash balances at the Federal Reserve Bank, loan and security repayments, advances from the Federal Home Loan Bank, our capital, proceeds from securities sold under agreements to repurchase and proceeds from loan and security sales.  As a result, we may be vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets.

The State of Hawaii has been affected by COVID-19.  Like other states, Hawaii has mandated many non-essential businesses to close temporarily and the public to self-quarantine to limit the spread of COVID-19.  This mandate has resulted in the layoff and furlough of workers in the State and an increase in unemployment claims.  As of April 15, 2020, we have received forbearance inquiries totaling $195.3 million or 12.5% of total loans receivable.  $189.3 million of these loan forbearance inquiries consist of one- to four-family residential mortgage loans and represent 12.1% of the total loans receivable.  These loans are currently well secured as the ratio of the current loan balance to the current value of the property securing these mortgage loans averages 55.2%.  One- to four-family residential mortgage loans represent 97.0% of our total loan portfolio balance.  These one- to four-family residential mortgage loans are well-secured as the ratio of the current loan balance to the current value of the property securing these loans averages 46.3%.  We have also received forbearance inquires on $4.4 million of commercial mortgage loans, which represent 0.3% of the total balance of loans receivable, $1.1 million of commercial loans, which represent 0.1% of the total balance of loans receivable and $553,000 of home equity lines of credit, which represent 0.0% of the total balance of loans receivable.  Management is currently analyzing these forbearance inquiries and may allow borrowers who are experiencing financial difficulties due to COVID-19 to defer up to six loan payments.

Since the beginning of the year, and through April 15, 2020, we have not seen an increase in loan delinquencies, significant changes in deposits or significant drawdowns on any lines of credit.  We do not have any commercial loans to hotels, businesses in the transportation industry, restaurants or retail establishments.

Seven of our 29 branch offices have been closed temporarily because of the reduced demand for banking services that occurred with the quarantine.  Many of our employees are working from home or in the branch offices that have been closed to maintain social-distancing.

We have continued our focus on originating one- to four-family residential real estate loans.  Our emphasis on conservative loan underwriting has resulted in continued low levels of nonperforming assets. Our nonperforming assets, which can include nonaccrual loans and real estate owned, totaled $708,000, or 0.03% of total assets at March 31, 2020 compared to $736,000, or 0.04% of total assets at December 31, 2019.  Our nonperforming loans and loss experience has enabled us to maintain a relatively low allowance for loan losses in relation to other peer institutions and correspondingly resulted in low levels of provisions for loan losses.  Our provisions for loan losses were $217,000 and $5,000 for the three months ended March 31, 2020 and 2019, respectively.  The increase in provisions in 2020 resulted from an increase in the qualitative factors used to calculate the allowance for loan losses.  The qualitative factors were raised in consideration of Hawaii's rising unemployment rate due to the stay-at-home mandate from the government to minimize the spread of COVID-19.

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

We sold $2.7 million and $2.3 million of fixed-rate mortgage loans for the three months ended March 31, 2020 and 2019, respectively.  We also securitized fixed-rate first mortgage loans with a book value of $9.4 million during the three months ended March 31, 2020 and received $9.8 million of mortgage-backed securities in return.  Federal Home Loan Bank advances were $156.0 million at March 31, 2020 and $104.5 million at March 31, 2019.  Securities sold under agreements to repurchase were $10.0 million at March 31, 2020 and 2019.

Our investments in mortgage-backed securities have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency.  These entities guarantee the payment of principal and interest on our mortgage-backed securities.  As of March 31, 2020 and December 31, 2019, we owned $366.9 million and $372.5 million, respectively, of mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

Assets.    Our total assets increased by $23.5 million, or 1.1%, to $2.1 billion during the three months ended March 31, 2020.  The increase in assets was primarily the result of a $50.9 million increase in cash and cash equivalents that was partially offset by a $23.0 million decrease in total loans receivable and a $5.6 million decrease in total investment securities.

Cash and Cash Equivalents.  Cash and cash equivalents were $95.7 million at March 31, 2020,  an increase of $50.9 million since December 31, 2019.  The increase in cash and cash equivalents was primarily caused a $25.1 million increase in deposits and a $23.0 million decrease in total loans receivable.

Loans.  Total loans, including $681,000 of loans held for sale, were $1.6 billion at March 31, 2020, or 74.0% of total assets.  During the three months ended March 31, 2020, the loan portfolio, including loans held for sale, decreased by $23.0 million, or 1.5%.  The decrease in the loan portfolio primarily occurred as principal repayments, loan sales and loan securitizations exceeded the originations of new loans. We securitized fixed-rate mortgage loans with a book value of $9.4 million into Freddie Mac mortgage-backed securities during the three months ended March 31, 2020 to increase our liquid assets.  The securitization transaction lowered the loan receivable balance and increased the securities balance.

Securities.  At March 31, 2020, our securities portfolio totaled $366.9 million, or 17.4% of total assets.  During the three months ended March 31, 2020, the securities portfolio decreased by $5.6 million, or 1.5%.  $9.8 million of securities were acquired in a loan securitization, where fixed-rate loans were converted into Freddie Mac mortgage-backed securities.  The mortgage-backed securities in the loan securitization transaction were accounted for at fair value in accordance with the FASB ASC.  Also during this period, $2.5 million of securities were sold.

At March 31, 2020,  none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans.

Deposits.  Deposits were $1.7 billion at March 31, 2020,  an increase of $25.1 million, or 1.5%, since December 31, 2019.  The growth in deposits was primarily due to increases of $24.3 million in certificates of deposit and $8.6 million in checking accounts.  These increases were partially offset by a $6.3 million decrease in savings accounts during the three months ended March 31, 2020.

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank and funds borrowed under securities sold under agreements to repurchase.  During the three months ending March 31, 2020, total borrowings remained constant at $166.0 million.

Stockholders’ Equity.  Total stockholders’ equity was $243.9 million at March 31, 2020 and December 31, 2019.  Net income of $4.5 million and stock issuances of $730,000 were offset by the repurchase of $3.1 million of common stock and the declaration of $2.1 million of dividends.

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

	For the Three Months Ended March 31,
	2020			2019
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,525,022	$14,810	3.88%	$1,529,758	$14,993	3.92%
Multi-family residential	9,773	112	4.58	12,096	138	4.56
Construction, commercial and other	22,952	271	4.72	21,139	251	4.75
Home equity loans and lines of credit	10,151	143	5.63	11,250	153	5.44
Other loans	9,693	121	4.99	5,477	73	5.33
Total loans	1,577,591	15,457	3.92	1,579,720	15,608	3.95
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	366,678	2,780	3.03	373,116	2,871	3.08
Trust preferred securities	—	—	—	12	—	—
Total securities	366,678	2,780	3.03	373,128	2,871	3.08
Other	81,194	344	1.69	32,562	226	2.78
Total interest-earning assets	2,025,463	18,581	3.67	1,985,410	18,705	3.77
Non-interest-earning assets	77,876			78,775
Total assets	$2,103,339			$2,064,185

Interest-bearing liabilities:
Savings accounts	$906,603	977	0.43%	$975,724	1,171	0.48%
Certificates of deposit	477,095	2,131	1.79	424,597	2,037	1.92
Money market accounts	4,758	5	0.42	5,416	6	0.44
Checking and Super NOW accounts	200,908	11	0.02	188,202	10	0.02
Total interest-bearing deposits	1,589,364	3,124	0.79	1,593,939	3,224	0.81
Federal Home Loan Bank advances	156,000	895	2.29	107,791	555	2.06
Securities sold under agreements to repurchase	10,000	45	1.80	21,389	90	1.68
Total interest-bearing liabilities	1,755,364	4,064	0.93	1,723,119	3,869	0.90
Non-interest-bearing liabilities	101,583			101,511
Total liabilities	1,856,947			1,824,630
Stockholders’ equity	246,392			239,555
Total liabilities and stockholders’ equity	$2,103,339			$2,064,185

Net interest income		$14,517			$14,836
Net interest rate spread (3)			2.74%			2.87%
Net interest-earning assets (4)	$270,099			$262,291
Net interest margin (5)			2.87%			2.99%
Interest-earning assets to interest-bearing liabilities	115.39%			115.22%

(1)	Annualized.
(2)	Average balance includes loans or investments available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2020 and 2019

General.  Net income decreased by $2.1 million, or 31.4%, to $4.5 million for the three months ended March 31, 2020 from $6.5 million for the three months ended March 31, 2019.  The decrease in net income was due to a $2.1 million decrease in noninterest income, a $212,000 increase in provision for loan losses, a $195,000 increase in interest expense and a $124,000 decrease in interest income.  These decreases were partially offset by a $383,000 decrease in income taxes and a $236,000 decrease in noninterest expense.

Net Interest Income.  Net interest income decreased by $319,000, or 2.2%, to $14.5 million for the three months ended March 31, 2020 from $14.8 million for the three months ended March 31, 2019.  Interest income decreased by $124,000, or 0.7%, primarily due to a 10 basis point decrease in the yield on average interest-earning assets, which was partially offset by $40.1 million of growth in average interest-earning assets.  Interest expense increased by $195,000, or 5.0%, due to a $32.2 million increase in the average balance of interest-bearing liabilities and a three basis point increase in the cost of average interest-bearing liabilities. The interest rate spread and net interest margin were 2.74% and 2.87%, respectively, for the three months ended March 31, 2020, compared to 2.87% and 2.99%, respectively, for the three months ended March 31, 2019.  The decreases in the interest rate spread and in the net interest margin are attributable to the 10 basis point decrease in the yield on average interest-earning assets, which was augmented by the three basis point increase in the cost of average interest-bearing liabilities.

Interest Income.  Interest income decreased by $124,000, or 0.7%, to $18.6 million for the three months ended March 31, 2020 from $18.7 million for the three months ended March 31, 2019.  Interest income on loans decreased by $151,000, or 1.0%, to $15.5 million for the three months ended March 31, 2020 from $15.6 million for the three months ended March 31, 2019.  The decrease in interest income on loans occurred because of a $2.1 million, or 0.1%, decrease in the average loan balances and a three basis point decrease in the average loan yield.  The decrease in the average loan balances occurred as loan repayments, loan sales and securitizations exceeded new loan originations.  Interest income on securities decreased by $91,000, or 3.2%, to $2.8 million for the three months ended March 31, 2020 from $2.9 million for the three months ended March 31, 2019.  The decrease in interest income on securities occurred because the average balance of securities decreased by $6.5 million, or 1.7%, and because of a five basis point decline in the average securities yield.  The decrease in the average security balance occurred as security repayments and sales exceeded security purchases and loan securitizations.

Interest Expense.  Interest expense increased by $195,000, or 5.0%, to $4.1 million for the three months ended March 31, 2020 from $3.9 million for the three months ended March 31, 2019.  The increase in interest expense occurred because interest expense on Federal Home Loan Bank advances rose to $895,000 for the three months ended March 31, 2020 compared to $555,000 for the three months ended March 31, 2019.  The increase in interest expense on advances occurred because of a $48.2 million increase in the average balance and a 23 basis point increase in the cost of advances.  The increase in the average balance and cost of advances occurred as we obtained additional long-term Federal Home Loan Bank advances to control our interest rate risk by lengthening the maturity of our liabilities.  The increase in interest expense on advances was partially offset by a decrease in interest expense on deposits.  Interest expense on deposits decreased by $100,000, or 3.1%, to $3.1 million for the three months ended March 31, 2020 from $3.2 million for the three months ended March 31, 2019.  The decrease in interest expense on deposits was due to a $4.6 million, or 0.3%, decrease in the average deposit balance and a two basis point decrease in the average rate on deposits.  The average rate on deposits decreased to 0.79% for the three months ended March 31, 2020 compared to 0.81% for the three months ended March 31, 2019.  The decrease in the average rate on deposits is primarily due to a decrease in the average cost of certificates of deposit, which decreased to 1.79% for the three months ended March 31, 2020 from 1.92% for the three months ended March 31, 2019.   The decrease in the average deposit balance was primarily due to a $69.1 million decrease in the average balance of savings accounts, which was partially offset by a $52.5 million increase in the average balance of certificates of deposit and a $12.7 million increase in the average balance of checking and NOW accounts.  Interest expense on securities sold under agreements to repurchase declined to $45,000 for the three months ended March 31, 2020 compared to $90,000 for the three months ended March 31, 2019.  The decrease in interest expense on securities sold under agreements to repurchase occurred primarily because of an  $11.4 million decrease in the average balance, which occurred as matured borrowings were paid off.

Provision for Loan Losses.  We recorded provisions for loan losses of $217,000 and $5,000 for the three months ended March 31, 2020 and March 31, 2019, respectively.   The increase in provisions in 2020 resulted from an increase in the qualitative factors used to calculate the allowance for loan losses.  The qualitative factors were raised in consideration of Hawaii’s rising unemployment rate due to the stay-at-home mandate from the government to minimize the spread of COVID-19.  The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.19% at March 31, 2020 and 0.17% at March 31, 2019.  Nonaccrual loans totaled $708,000 at March 31, 2020, or 0.05% of total loans at that date, compared to $2.2 million of nonaccrual loans at March 31, 2019, or 0.14% of total loans at that date.  Nonaccrual loans as of March 31, 2020 and 2019 consisted primarily of one- to four-family residential real estate loans.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at March 31, 2020 and 2019.  For additional information see Note (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income.  The following table summarizes changes in noninterest income between the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,		Change
	2020	2019	$ Change	% Change
		(Dollars in thousands)
Service fees on loan and deposit accounts	$453	$438	$15	3.4%
Income on bank-owned life insurance	202	207	(5)	(2.4)%
Gain on sale of investment securities	178	2,717	(2,539)	(93.4)%
Gain on sale of loans	407	6	401	6,683.3%
Other	61	72	(11)	(15.3)%
Total	$1,301	$3,440	$(2,139)	(62.2)%

Noninterest income decreased by $2.1 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.  During the three months ended March 31, 2020, we sold $729,000 of held-to-maturity mortgage-backed securities and recorded a gain of $28,000 and sold $1.7 million of available-for-sale mortgage-backed securities and recorded a gain of $150,000.  During the three months ended March 31, 2019,  we sold our investment in a trust preferred security, PreTSL XXIII, which resulted in a gain of $2.7 million.  The sale of this trust preferred security, which had a significant deterioration in the issuer’s credit rating, and the sale of the held-to-maturity mortgage-backed security in 2020, are in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and do not taint management’s assertion of intent to hold remaining securities in the held-to-maturity portfolio to maturity.    During the three months ended March 31, 2020, we securitized fixed-rate first mortgage loans with a book value of $9.4 million and received mortgage-backed securities with a fair market value of $9.8 million.  We retained the servicing of these loans and recorded mortgage servicing assets with a fair market value of $78,000. A net gain of $377,000 was recognized on the transaction.  During the three months ended March 31, 2020 and 2019, we also sold mortgage loans held for sale with principal balances of $2.7 million and $2.3 million, respectively, and recognized gains of $30,000 and $6,000, respectively.

Noninterest Expense.  The following table summarizes changes in noninterest expense between the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,		Change

	2020	2019	$ Change	% Change
		(Dollars in thousands)
Salaries and employee benefits	$5,684	$5,686	$(2)	(0.0)%
Occupancy	1,645	1,592	53	3.3%
Equipment	1,120	1,093	27	2.5%
Federal deposit insurance premiums	—	144	(144)	(100.0)%
Other general and administrative expenses	1,089	1,259	(170)	(13.5)%
Total	$9,538	$9,774	$(236)	(2.4)%

Noninterest expense decreased by $236,000 for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.  The decrease in other general and administrative expenses was primarily due to decreases in charitable contributions, in provisions for losses on undrawn lines of credit and accounting and auditing expenses.  The reduction in federal deposit insurance premiums occurred when we received a credit because the FDIC insurance fund was over-capitalized.

Income Tax Expense.  Income taxes were $1.6 million for the three months ended March 31, 2020, reflecting an effective tax rate of 26.2%, compared to $2.0 million for the three months ended March 31, 2019, reflecting an effective tax rate of 23.2%.  Income tax expense for the three months ended March 31, 2020 and 2019 included tax benefits of $31,000 and $88,000, respectively, related to the exercise of stock options.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan and security repayments, advances from the Federal Home Loan Bank, proceeds from securities sold under agreements to repurchase and proceeds from loan and security sales.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.  We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Chief Financial Officer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2020.

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

Our most liquid asset is cash.  The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period.  At March 31, 2020, our cash and cash equivalents totaled $95.7 million. On that date, we had $10.0 million in securities sold under agreements to repurchase outstanding and $156.0 million of Federal Home Loan Bank advances outstanding with the ability to borrow an additional $782.8 million under Federal Home Loan Bank advances.  There has been no change in our borrowing capacity since March 31, 2020.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2020, we had $11.4 million in loan commitments outstanding, most of which were for fixed-rate loans, and had $23.8 million in unused lines of credit to borrowers.  Certificates of deposit due within one year at March 31, 2020 totaled $323.0 million, or 19.5% of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and security sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2021.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities.  During the three months ended March 31, 2020 and 2019 we originated $41.3 million and $47.5 million of loans, respectively. During the three months ended March 31, 2020, we did not purchase any investment securities.  We purchased $3.0 million of securities in the three months ended March 31,  2019.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances, securities sold under agreements to repurchase, stock repurchases and dividend payments.  We experienced a  net increase in deposits of $25.1 million and $38.2 million for the three months ended March 31, 2020 and 2019, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provide an additional source of funds.  Federal Home Loan Bank advances were $156.0 million at March 31, 2020 and December 31, 2019.  We had the ability to borrow up to an additional $782.8 million and $727.5 million from the Federal Home Loan Bank as of March 31, 2020 and December 31, 2019, respectively.  We also utilize securities sold under agreements to repurchase as another borrowing source.  Securities sold under agreements to repurchase were $10.0 million at March 31, 2020 and December 31, 2019.

At March 31, 2020, we did not have any standby letters of credit from the Federal Home Loan Bank.  At December 31, 2019, we had $55.0 million in standby letters of credit from the Federal Home Loan Bank pledged as collateral for State of Hawaii deposits.

Territorial Bancorp Inc. is a separate legal entity from Territorial Savings Bank and must provide for its own liquidity to pay dividends, repurchase shares of its common stock and for other corporate purposes.  Territorial Bancorp Inc.’s primary source of liquidity is dividend payments from Territorial Savings Bank.  The ability of Territorial Savings Bank to pay dividends to Territorial Bancorp Inc. is subject to regulatory requirements.  At March 31, 2020, Territorial Bancorp Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $19.3 million.

Territorial Savings Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  The Company is not subject to regulatory capital requirements because its total assets are less than $3.0 billion.  At March 31, 2020, Territorial Savings Bank exceeded all of its regulatory capital requirements and is considered to be “well capitalized” under regulatory guidelines.

The tables below present the fully-phased in capital required to be considered “well-capitalized” and meet the regulatory capital conservation buffer requirement as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for Territorial Savings Bank and the Company at March 31, 2020 and December 31, 2019:

(Dollars in thousands)	Required Ratio	Actual Amount	Actual Ratio
March 31, 2020:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$224,516	11.06%
Territorial Bancorp Inc.		$243,919	11.98%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$224,516	24.07%
Territorial Bancorp Inc.		$243,919	26.08%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$224,516	24.07%
Territorial Bancorp Inc.		$243,919	26.08%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$232,286	24.38%
Territorial Bancorp Inc.		$251,689	26.39%

December 31, 2019:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$227,507	10.92%
Territorial Bancorp Inc.		$251,558	12.06%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$227,507	23.31%
Territorial Bancorp Inc.		$251,558	25.77%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$227,507	23.31%
Territorial Bancorp Inc.		$251,558	25.77%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$230,304	23.59%
Territorial Bancorp Inc.		$254,355	26.06%

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

At March 31, 2020 and December 31, 2019, the Bank’s capital ratios exceeded the minimum capital thresholds for a “well-capitalized” institution.  There are no conditions or events that have changed the institution’s category under the capital guidelines.

Depending on the amount of dividends to be paid, the Bank is required to either notify or make application to the Federal Reserve Bank before dividends are paid to the Company.

Legislation enacted in 2018 requires the federal banking agencies, including the Federal Reserve Board, to establish a “community bank leverage ratio” between 8% to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion.  Institutions with capital meeting the specified requirements and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk based requirements.  The federal regulators have adopted 9% as the applicable ratio, effective March 31, 2020, and reduced the ratio to 8% in response to COVID-19.  We are not planning to adopt the alternative framework, with the applicable regulatory requirements.

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

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.  Except for an increase of $24.3 million in certificates of deposit and an increase of $2.6 million in loan commitments between December 31, 2019 and March 31, 2020, there have not been any material changes in our contractual obligations and funding needs since December 31, 2019.

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

Because we have historically operated as a traditional thrift institution, the significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit inflows, cash balances at the Federal Reserve Bank, loan and security repayments, advances from the Federal Home Loan Bank, our capital, proceeds from securities sold under agreements to repurchase and proceeds from loan and security sales.  In addition, there is little demand for adjustable-rate mortgage loans in the Hawaii market area.  This has resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets.  We sold $2.7 million and $2.3 million of fixed-rate mortgage loans during the three months ended March 31, 2020 and 2019, respectively, to reduce our interest rate risk.

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

The following table presents our internal calculations of the estimated changes in our EVE as of December 31, 2019 (the latest date for which we have available information) that would result from the designated instantaneous changes in the interest rate yield curve.

					Increase
					(Decrease) in
		Estimated		EVE Ratio as a	EVE Ratio as a
Change in		Increase		Percent of	Percent of
Interest Rates	Estimated EVE	(Decrease) in	Percentage	Present Value	Present Value of
(bp) (1)	(2)	EVE	Change in EVE	of Assets (3)(4)	Assets (3)(4)
(Dollars in thousands)
+400	$141,370	$(167,124)	(54.17)%	8.44%	(6.16)%
+300	$188,604	$(119,890)	(38.86)%	10.59%	(4.01)%
+200	$243,593	$(64,901)	(21.04)%	12.82%	(1.78)%
+100	$291,381	$(17,113)	(5.55)%	14.44%	(0.16)%
0	$308,494	$—	—%	14.60%	—%
-100	$282,746	$(25,748)	(8.35)%	13.02%	(1.58)%
-200	$210,182	$(98,312)	(31.87)%	9.60%	(5.00)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Interest rates on Freddie Mac mortgage-backed securities have decreased by 118 basis points between December 31, 2019 and March 31, 2020.  The decrease in mortgage interest rates has increased the value of our interest-earning assets.  The increase in the value of our interest-earning assets has been offset by an increase in the value of interest-bearing liabilities that occurred during the three months ending March 31, 2020 because of the decrease in short-term interest rates.

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

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2020. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations.

In December 2019, a coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020 the President of the United States declared the COVID-19 outbreak in the United States a national emergency.  The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home.  This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment.  Since the COVID-19 outbreak, millions of individuals have filed claims for unemployment, and stock markets have declined in value and in particular bank stocks have significantly declined in value.  In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year Treasury notes have declined to historic lows.  Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees).  The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.  Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry.  Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•

as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
•	our cyber security risks are increased as the result of an increase in the number of employees working remotely;
•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)             Not applicable.

(b)             Not applicable.

(c)             Stock Repurchases.  The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended March 31, 2020:

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average Price	Part of Publicly	That May Yet be
	of Shares	Paid per	Announced Plans or	Purchased Under the
Period	Purchased (1)	Share	Programs	Plans or Programs (2)
January 1, 2020 through January 31, 2020	3,374	$30.92	—	$5,000,000
February 1, 2020 through February 29, 2020	14,618	29.24	5,000	$4,859,700
March 1, 2020 through March 31, 2020	108,387	$23.77	100,555	$2,461,182

Total	126,379	$24.59	105,555	$2,461,182

______________________________

(1)

Includes shares acquired by the Company to settle the exercise price in connection with stock swap or net settlement transactions related to the exercise of stock options and to pay for taxes in connection with restricted stock vesting.

(2)

On June 6, 2019, the Company announced its ninth repurchase program.  Under this share repurchase program, the Company is authorized to repurchase up to $5,000,000 of our common stock based on certain price assumptions.  We have entered into a Rule 10b5-1 plan with respect to our stock repurchase program.  The Company completed its ninth share repurchase program on April 21, 2020.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Quarterly Report on Form 10-Q and are listed below.

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1

Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-8 (file no. 333-237039), filed by Territorial Bancorp Inc. with the Securities and Exchange Commission on March 9, 2020)

10.2

Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-8 (file no. 333-237039), filed by Territorial Bancorp Inc. with the Securities and Exchange Commission on March 9, 2020)

10.3

Form of Director Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-8 (file no. 333-237039), filed by Territorial Bancorp Inc. with the Securities and Exchange Commission on March 9, 2020)

10.4

Form of Employee Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-8 (file no. 333-237039), filed by Territorial Bancorp Inc. with the Securities and Exchange Commission on March 9, 2020)

10.5

Form of Restricted Stock Unit Agreement (time-based) (Incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-8 (file no. 333-237039), filed by Territorial Bancorp Inc. with the Securities and Exchange Commission on March 9, 2020)

10.6

Form of Restricted Stock Unit Agreement (performance-based) (Incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-8 (file no. 333-237039), filed by Territorial Bancorp Inc. with the Securities and Exchange Commission on March 9, 2020)

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

101

The following materials from Territorial Bancorp Inc.’s Form 10-Q report for the quarter ended March 31, 2020, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

TERRITORIAL BANCORP INC.
(Registrant)

Date: May 8, 2020	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and
Chief Executive Officer

Date: May 8, 2020	/s/ Melvin M. Miyamoto
Melvin M. Miyamoto
Senior Vice President and Chief Financial Officer