Form 10-Q
period 2020-06-30
Territorial Bancorp Inc.
filed 2020-08-07
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 9,513,867 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of July 31, 2020.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	June 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$126,192	$44,806
Investment securities available for sale, at fair value	4,212	8,628
Investment securities held to maturity, at amortized cost (fair value of $351,799 and $371,305 at June 30, 2020 and December 31, 2019, respectively)	332,533	363,883
Loans held for sale	2,840	470
Loans receivable, net	1,537,567	1,584,784
Federal Home Loan Bank stock, at cost	8,144	8,723
Federal Reserve Bank stock, at cost	3,134	3,128
Accrued interest receivable	6,469	5,409
Premises and equipment, net	4,496	4,370
Right-of-use asset, net	11,912	11,580
Bank-owned life insurance	45,516	45,113
Deferred income tax assets, net	2,865	2,619
Prepaid expenses and other assets	2,707	2,800
Total assets	$2,088,587	$2,086,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,645,312	$1,631,933
Advances from the Federal Home Loan Bank	141,000	156,000
Securities sold under agreements to repurchase	10,000	10,000
Accounts payable and accrued expenses	23,954	23,038
Lease liability	12,542	12,183
Income taxes payable	4,862	2,305
Advance payments by borrowers for taxes and insurance	6,890	6,964
Total liabilities	1,844,560	1,842,423

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 9,513,867 and 9,681,493 shares at June 30, 2020 and December 31, 2019, respectively	95	97
Additional paid-in capital	60,606	65,057
Unearned ESOP shares	(4,159)	(4,404)
Retained earnings	195,348	190,808
Accumulated other comprehensive loss	(7,863)	(7,668)
Total stockholders’ equity	244,027	243,890
Total liabilities and stockholders’ equity	$2,088,587	$2,086,313

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income:
Loans	$15,225	$16,003	$30,682	$31,611
Investment securities	2,610	2,847	5,390	5,718
Other investments	170	264	514	490
Total interest income	18,005	19,114	36,586	37,819

Interest expense:
Deposits	2,364	3,514	5,488	6,738
Advances from the Federal Home Loan Bank	829	897	1,724	1,452
Securities sold under agreements to repurchase	46	41	91	131
Total interest expense	3,239	4,452	7,303	8,321

Net interest income	14,766	14,662	29,283	29,498
Provision (reversal of provision) for loan losses	1,395	(51)	1,612	(46)

Net interest income after provision (reversal of provision) for loan losses	13,371	14,713	27,671	29,544

Noninterest income:
Service fees on loan and deposit accounts	535	485	988	923
Income on bank-owned life insurance	201	210	403	417
Gain on sale of investment securities	419	70	597	2,787
Gain on sale of loans	259	—	666	6
Other	47	508	108	580
Total noninterest income	1,461	1,273	2,762	4,713

Noninterest expense:
Salaries and employee benefits	5,264	5,730	10,948	11,416
Occupancy	1,626	1,578	3,271	3,170
Equipment	1,164	1,018	2,284	2,111
Federal deposit insurance premiums	74	143	74	287
Other general and administrative expenses	843	1,042	1,932	2,301
Total noninterest expense	8,971	9,511	18,509	19,285

Income before income taxes	5,861	6,475	11,924	14,972
Income taxes	1,570	1,415	3,160	3,388
Net income	$4,291	$5,060	$8,764	$11,584

Basic earnings per share	$0.47	$0.55	$0.95	$1.26
Diluted earnings per share	$0.47	$0.54	$0.94	$1.24
Cash dividends declared per common share	$0.23	$0.32	$0.46	$0.54
Basic weighted-average shares outstanding	9,092,287	9,172,376	9,164,877	9,170,825
Diluted weighted-average shares outstanding	9,139,135	9,276,680	9,228,421	9,294,327

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$4,291	$5,060	$8,764	$11,584

Change in unrealized (loss) gain on securities, net of tax	(93)	119	(195)	609
Other comprehensive (loss) gain, net of tax	(93)	119	(195)	609
Comprehensive income	$4,198	$5,179	$8,569	$12,193

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

						Accumulated
	Common		Additional	Unearned		Other	Total
	Shares	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Shares	Earnings	Loss	Equity
Balance at March 31, 2019	9,616,195	$96	$63,748	$(4,771)	$187,084	$(7,319)	$238,838

Net income	—	—	—	—	5,060	—	5,060
Other comprehensive income	—	—	—	—	—	119	119
Cash dividends declared ($0.32 per share)	—	—	—	—	(2,955)	—	(2,955)
Share-based compensation	3,201	—	285	—	—	—	285
Allocation of 12,233 ESOP shares	—	—	223	122	—	—	345
Repurchase of shares of common stock	(62,213)	(1)	(1,788)	—	—	—	(1,789)
Exercise of options for common stock	107,610	2	1,867	—	—	—	1,869

Balances at June 30, 2019	9,664,793	$97	$64,335	$(4,649)	$189,189	$(7,200)	$241,772

Balances at December 31, 2018	9,645,955	$97	$65,090	$(4,893)	$182,594	$(7,809)	$235,079

Net income	—	—	—	—	11,584	—	11,584
Other comprehensive income	—	—	—	—	—	609	609
Adoption of lease accounting standard	—	—	—	—	(10)	—	(10)
Cash dividends declared ($0.54 per share)	—	—	—	—	(4,979)	—	(4,979)
Share-based compensation	6,541	—	371	—	—	—	371
Allocation of 24,466 ESOP shares	—	—	434	244	—	—	678
Repurchase shares of common stock	(169,873)	(2)	(4,721)	—	—	—	(4,723)
Exercise of options for common stock	182,170	2	3,161	—	—	—	3,163

Balances at June 30, 2019	9,664,793	$97	$64,335	$(4,649)	$189,189	$(7,200)	$241,772

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

						Accumulated
	Common		Additional	Unearned		Other	Total
	Shares	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Shares	Earnings	Loss	Equity
Balance at March 31, 2020	9,593,332	$96	$62,715	$(4,282)	$193,160	$(7,770)	$243,919

Net income	—	—	—	—	4,291	—	4,291
Other comprehensive loss	—	—	—	—	—	(93)	(93)
Cash dividends declared ($0.23 per share)	—	—	—	—	(2,103)	—	(2,103)
Share-based compensation	3,204	—	209	—	—	—	209
Allocation of 12,233 ESOP shares	—	—	179	123	—	—	302
Repurchase of shares of common stock	(141,949)	(2)	(3,526)	—	—	—	(3,528)
Exercise of options for common stock	59,280	1	1,029	—	—	—	1,030

Balances at June 30, 2020	9,513,867	$95	$60,606	$(4,159)	$195,348	$(7,863)	$244,027

Balances at December 31, 2019	9,681,493	$97	$65,057	$(4,404)	$190,808	$(7,668)	$243,890

Net income	—	—	—	—	8,764	—	8,764
Other comprehensive loss	—	—	—	—	—	(195)	(195)
Cash dividends declared ($0.46 per share)	—	—	—	—	(4,224)	—	(4,224)
Share-based compensation	18,875	—	366	—	—	—	366
Allocation of 24,466 ESOP shares	—	—	396	245	—	—	641
Repurchase of shares of common stock	(268,328)	(3)	(6,633)	—	—	—	(6,636)
Exercise of options for common stock	81,827	1	1,420	—	—	—	1,421

Balances at June 30, 2020	9,513,867	$95	$60,606	$(4,159)	$195,348	$(7,863)	$244,027

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income	$8,764	$11,584
Adjustments to reconcile net income to net cash from operating activities:
Provision (reversal of provision) for loan losses	1,612	(46)
Depreciation and amortization	589	582
Deferred income tax (benefit) expense	(175)	996
Amortization of fees, discounts, and premiums, net	(169)	(234)
Amortization of right-of-use asset	1,454	1,386
Origination of loans held for sale	(14,603)	(2,477)
Proceeds from sales of loans held for sale	12,493	2,557
Gain on sale of loans, net	(666)	(6)
Gain on sale of investment securities available for sale	(290)	(30)
Gain on sale of investment securities held to maturity	(307)	(2,757)
ESOP expense	641	678
Share-based compensation expense	366	371
Increase in accrued interest receivable	(1,060)	(301)
Net increase in bank-owned life insurance	(403)	(417)
Net decrease in prepaid expenses and other assets	171	122
Net increase in accounts payable and accrued expenses	747	114
Net decrease in lease liability	(1,427)	(1,365)
Net decrease in advance payments by borrowers for taxes and insurance	(74)	(130)
Net increase (decrease) in income taxes payable	2,557	(529)

Net cash from operating activities	10,220	10,098

Cash flows from investing activities:
Purchases of investment securities held to maturity	—	(7,845)
Principal repayments on investment securities held to maturity	36,683	16,294
Principal repayments on investment securities available for sale	760	660
Proceeds from sale of investment securities held to maturity	4,692	3,527
Proceeds from sale of investment securities available for sale	3,668	809
Principal repayments on loans receivable, net of loan originations	36,396	(23,526)
Purchases of Federal Home Loan Bank stock	(21)	(12,226)
Proceeds from redemption of Federal Home Loan Bank stock	600	12,016
Purchases of Federal Reserve Bank stock	(6)	(2)
Proceeds from bank-owned life insurance	—	788
Purchases of premises and equipment	(715)	(356)

Net cash from investing activities	82,057	(9,861)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from financing activities:
Net increase in deposits	$13,379	$16,566
Proceeds from advances from the Federal Home Loan Bank	—	303,700
Repayments of advances from the Federal Home Loan Bank	(15,000)	(300,400)
Proceeds from securities sold under agreements to repurchase	5,000	—
Repayments of securities sold under agreements to repurchase	(5,000)	(20,000)
Repurchases of common stock	(5,000)	(1,596)
Cash dividends paid	(4,270)	(4,042)

Net cash from financing activities	(10,891)	(5,772)

Net increase (decrease) in cash and cash equivalents	81,386	(5,535)

Cash and cash equivalents at beginning of the period	44,806	47,063

Cash and cash equivalents at end of the period	$126,192	$41,528

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$7,625	$7,916
Income taxes	778	2,921

Supplemental disclosure of noncash investing and financing activities:
Company stock acquired through stock swap and net settlement transactions	$1,421	$3,040
Company stock acquired, not yet settled	—	123
Company stock repurchased through stock swap and net settlement transactions	1,636	3,127
Loans securitized into investment securities	9,431	—
Dividends declared, not yet paid	(46)	937
Establishment of right-of-use asset	1,786	13,008
Establishment of lease liability	1,786	13,486
Transfer of securities from held-to-maturity to available-for-sale	—	11,390

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

.

(3)      Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) amended various sections of the FASB Accounting Standards Codification (ASC) related to the accounting for credit losses on financial instruments. The amendment changes the threshold for recognizing losses from a “probable” to an “expected” model. The new model is referred to as the current expected credit loss model and applies to loans, leases, held-to-maturity investments, loan commitments and financial guarantees. The amendment requires the measurement of all expected credit losses for financial assets as of the reporting date (including historical experience, current conditions and reasonable and supportable forecasts) and enhanced disclosures that will help financial statement users understand the estimates and judgments used in estimating credit losses and evaluating the credit quality of an organization’s portfolio. The amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued an update that delays the effective date of the amendment for smaller reporting companies, as defined by the Securities and Exchange Commission, to fiscal years beginning after December 15, 2022. The Company is a smaller reporting company. The Company will apply the amendment’s provisions as a cumulative-effect adjustment to retained earnings at the beginning of the first period the amendment is effective. The Company has formed a team that is working on an implementation plan to adopt the amendment. The implementation plan will include developing policies, procedures and internal controls over the model. The Company is also working with a software vendor to measure expected losses required by the amendment. The Company is currently evaluating the effects that the adoption of this amendment will have on its consolidated financial statements and expects that the portfolio composition and economic conditions at the time of adoption will influence the accounting adjustment made at the time the amendment is adopted.

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

(4)      Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Cash and due from banks	$11,271	$9,571
Interest-earning deposits in other banks	114,921	35,235
Cash and cash equivalents	$126,192	$44,806

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank of San Francisco.

(5)      Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2020:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$3,782	$430	$—	$4,212
Total	$3,782	$430	$—	$4,212

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$332,533	$19,267	$(1)	$351,799
Total	$332,533	$19,267	$(1)	$351,799

December 31, 2019:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$7,905	$723	$—	$8,628
Total	$7,905	$723	$—	$8,628

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$363,883	$8,436	$(1,014)	$371,305
Total	$363,883	$8,436	$(1,014)	$371,305

The amortized cost and estimated fair value of investment securities by maturity date at June 30, 2020 are shown below. Incorporated in the maturity schedule are mortgage-backed securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Available-for-sale:
Due within 5 years	$—	$—
Due after 5 years through 10 years	—	—
Due after 10 years	3,782	4,212
Total	$3,782	$4,212

Held-to-maturity:
Due within 5 years	$1	$1
Due after 5 years through 10 years	66	65
Due after 10 years	332,466	351,733
Total	$332,533	$351,799

Realized gains and losses and the proceeds from sales of held-to-maturity and available-for-sale securities are shown in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Proceeds from sales	$5,710	$1,595	$8,360	$4,336
Gross gains	419	70	597	2,787
Gross losses	—	—	—	—

During the six months ended June 30, 2020, the Company sold $4.4 million of held-to-maturity mortgage-backed securities and recorded a gain of $307,000. During the six months ended June 30, 2019, the Company sold its $75,000 investment in its trust preferred security, PreTSL XXIII, and recorded a gain of $2.7 million and sold $746,000 of held-to-maturity mortgage-backed securities and recorded a gain of $40,000. The sale of the trust preferred security, which had a significant deterioration in the issuer’s credit rating, and the sale of the mortgage-backed securities, for which the Company had already collected a substantial portion of the outstanding purchased principal (at least 85%), were in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and do not taint management’s assertion of its intent to hold the remaining securities in the held-to-maturity portfolio to maturity.

During the six months ended June 30, 2020, the Company sold $3.4 million of available-for-sale mortgage-backed securities and recorded a gain of $290,000. During the six months ended June 30, 2019, the Company sold $779,000 of available-for-sale mortgage-backed securities and recorded a gain of $30,000.

As of January 1, 2019, the Company transferred securities with an amortized cost of $11.4 million from held-to-maturity to available-for-sale with the adoption of ASU 2017-12 on derivatives and hedging.

Investment securities with amortized costs of $212.3 million and $188.9 million at June 30, 2020 and December 31, 2019, respectively, were pledged to secure deposits made by state and local governments, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities that were in an unrealized loss position at June 30, 2020 and December 31, 2019. The Company does not intend to sell held-to-maturity and available-for-sale securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
June 30, 2020:
Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$59	$(1)	$—	$—	5	$59	$(1)

December 31, 2019:
Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$55,882	$(302)	$34,492	$(712)	30	$90,374	$(1,014)

Mortgage-Backed Securities. The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates subsequent to purchase. All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2020 and December 31, 2019.

During the six months ended June 30, 2020, the Company securitized fixed-rate first mortgage loans with a book value of $9.4 million into Freddie Mac mortgage-backed securities to increase liquidity. The securitization transaction increased investment securities and lowered loans receivable. The securitization transaction was accounted for by recording the mortgage-backed securities at a fair value of $9.8 million in accordance with the Transfers and Servicing topic of the FASB ASC. Mortgage servicing assets of $78,000 were also recorded on the transaction and a net gain of $377,000 was recognized on the securitization and recorded in gain on sale of loans in the consolidated statements of income.

(6)      Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Real estate loans:
First mortgages:
One- to four-family residential	$1,491,552	$1,536,781
Multi-family residential	8,987	9,965
Construction, commercial and other	22,161	23,382
Home equity loans and lines of credit	9,992	10,084
Total real estate loans	1,532,692	1,580,212
Other loans:
Loans on deposit accounts	276	235
Consumer and other loans	11,105	9,484
Total other loans	11,381	9,719
Less:
Net unearned fees and discounts	(2,250)	(2,435)
Allowance for loan losses	(4,256)	(2,712)
Total unearned fees, discounts and allowance for loan losses	(6,506)	(5,147)
Loans receivable, net	$1,537,567	$1,584,784

The table below presents the activity in the allowance for loan losses by portfolio segment:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended June 30, 2020:
Balance, beginning of period	$1,863	$452	$1	$172	$430	$2,918
Provision (reversal of provision) for loan losses	1,157	7	(10)	92	149	1,395
	3,020	459	(9)	264	579	4,313
Charge-offs	—	—	—	(68)	—	(68)
Recoveries	—	—	10	1	—	11
Net recoveries (charge-offs)	—	—	10	(67)	—	(57)
Balance, end of period	$3,020	$459	$1	$197	$579	$4,256

Six months ended June 30, 2020:
Balance, beginning of period	$1,741	$511	$1	$54	$405	$2,712
Provision (reversal of provision) for loan losses	1,279	(52)	(10)	221	174	1,612
	3,020	459	(9)	275	579	4,324
Charge-offs	—	—	—	(80)	—	(80)
Recoveries	—	—	10	2	—	12
Net recoveries (charge-offs)	—	—	10	(78)	—	(68)
Balance, end of period	$3,020	$459	$1	$197	$579	$4,256

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended June 30, 2019:
Balance, beginning of period	$1,800	$454	$1	$45	$359	$2,659
Provision (reversal of provision) for loan losses	(31)	(43)	—	(9)	32	(51)
	1,769	411	1	36	391	2,608
Charge-offs	—	—	—	(9)	—	(9)
Recoveries	—	—	—	17	—	17
Net recoveries	—	—	—	8	—	8
Balance, end of period	$1,769	$411	$1	$44	$391	$2,616

Six months ended June 30, 2019:
Balance, beginning of period	$1,797	$443	$1	$47	$354	$2,642
Provision (reversal of provision) for loan losses	(46)	(32)	—	(5)	37	(46)
	1,751	411	1	42	391	2,596
Charge-offs	—	—	—	(16)	—	(16)
Recoveries	18	—	—	18	—	36
Net recoveries	18	—	—	2	—	20
Balance, end of period	$1,769	$411	$1	$44	$391	$2,616

Management considers the allowance for loan losses at June 30, 2020 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions at that date. While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings. In addition, as an integral part of their examination process, the bank regulators periodically review the allowance for loan losses and may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

The loan loss provision for the three months ended June 30, 2020 was $1.4 million compared to a $51,000 reversal for the three months ended June 30, 2019. The increase in the loan loss provision occurred primarily from an increase in the qualitative factors used to calculate the allowance for loan losses. The qualitative factors increased because Hawaii’s unemployment rate increased due to layoffs that resulted from government mandates to minimize the spread of COVID-19.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
June 30, 2020:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	3,020	459	1	197	579	4,256
Total ending allowance balance	$3,020	$459	$1	$197	$579	$4,256

Loans:
Ending loan balance:
Individually evaluated for impairment	$1,310	$—	$24	$—	$—	$1,334
Collectively evaluated for impairment	1,497,016	22,109	9,969	11,395	—	1,540,489
Total ending loan balance	$1,498,326	$22,109	$9,993	$11,395	$—	$1,541,823

December 31, 2019:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,741	511	1	54	405	2,712
Total ending allowance balance	$1,741	$511	$1	$54	$405	$2,712

Loans:
Ending loan balance:
Individually evaluated for impairment	$1,224	$—	$89	$—	$—	$1,313
Collectively evaluated for impairment	1,543,125	23,326	9,997	9,735	—	1,586,183
Total ending loan balance	$1,544,349	$23,326	$10,086	$9,735	$—	$1,587,496

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

		Unpaid
	Recorded	Principal
(Dollars in thousands)	Investment	Balance
June 30, 2020:
With no related allowance recorded:
One- to four-family residential mortgages	$1,310	$1,726
Home equity loans and lines of credit	24	32
Total	$1,334	$1,758

December 31, 2019:
With no related allowance recorded:
One- to four-family residential mortgages	$1,224	$1,615
Home equity loans and lines of credit	89	178
Total	$1,313	$1,793

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
2020:
With no related allowance recorded:
One- to four-family residential mortgages	$1,321	$9	$1,334	$17
Home equity loans and lines of credit	25	—	25	—
Total	$1,346	$9	$1,359	$17

2019:
With no related allowance recorded:
One- to four-family residential mortgages	$1,390	$8	$1,404	$17
Home equity loans and lines of credit	100	—	103	—
Total	$1,490	$8	$1,507	$17

There were no loans individually evaluated for impairment with a related allowance for loan loss as of June 30, 2020 or December 31, 2019. Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they are written down to fair value at the time of impairment.

The Company had seven nonaccrual loans with a book value of $763,000 as of June 30, 2020 and six nonaccrual loans with a book value of $736,000 as of December 31, 2019. The Company collected interest on nonaccrual loans of $26,000 and $34,000 during the six months ended June 30, 2020 and 2019, respectively, but due to accounting and regulatory requirements, the Company recorded the interest as a reduction of principal. The Company would have recognized additional interest income of $27,000 and $34,000 during the six months ended June 30, 2020 and 2019, respectively, had the loans been accruing interest. The Company had one loan for $29,000 that was 90 days or more past due and still accruing interest as of June 30, 2020. At December 31, 2019, the Company had one loan for $1,000 that was 90 days or more past due and still accruing interest.

The table below presents the aging of loans and accrual status by class of loans:

								Loans
								90 Days
								or More
	30 - 59	60 - 89	90 Days or					Past Due
	Days Past	Days Past	More	Total Past	Loans Not	Total	Nonaccrual	and Still
(Dollars in thousands)	Due	Due	Past Due	Due	Past Due	Loans	Loans	Accruing
June 30, 2020:
One- to four-family residential mortgages	$232	$164	$135	$531	$1,488,824	$1,489,355	$739	$—
Multi-family residential mortgages	—	—	—	—	8,971	8,971	—	—
Construction, commercial and other mortgages	—	—	—	—	22,109	22,109	—	—
Home equity loans and lines of credit	—	24	—	24	9,969	9,993	24	—
Loans on deposit accounts	—	—	—	—	276	276	—	—
Consumer and other	1	—	29	30	11,089	11,119	—	29

Total	$233	$188	$164	$585	$1,541,238	$1,541,823	$763	$29

December 31, 2019:
One- to four-family residential mortgages	$—	$959	$—	$959	$1,533,446	$1,534,405	$647	$—
Multi-family residential mortgages	—	—	—	—	9,944	9,944	—	—
Construction, commercial and other mortgages	—	—	—	—	23,326	23,326	—	—
Home equity loans and lines of credit	—	26	—	26	10,060	10,086	89	—
Loans on deposit accounts	—	—	—	—	235	235	—	—
Consumer and other	33	1	1	35	9,465	9,500	—	1

Total	$33	$986	$1	$1,020	$1,586,476	$1,587,496	$736	$1

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

There were no loans modified in a troubled debt restructuring during the six months ended June 30, 2020 or 2019. There were no new troubled debt restructurings within the 12 months ended June 30, 2020 or 2019 that subsequently defaulted.

The table below summarizes troubled debt restructurings by class of loans:

	Number of	Accrual	Number of	Nonaccrual
(Dollars in thousands)	Loans	Status	Loans	Status	Total
June 30, 2020:
One- to four-family residential mortgages	3	$571	2	$495	$1,066
Total	3	$571	2	$495	$1,066

December 31, 2019:
One- to four-family residential mortgages	3	$577	2	$525	$1,102
Home equity loans and lines of credit	—	—	1	64	64
Total	3	$577	3	$589	$1,166

There were no delinquent restructured loans as of June 30, 2020 or December 31, 2019. Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers. At June 30, 2020, we had no commitments to lend any additional funds to these borrowers.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was passed by Congress and signed into law by the President on March 27, 2020. The CARES Act provides relief to financial institutions from categorizing eligible loan modifications as troubled debt restructurings over the remaining life of the modified loan. In addition, Interagency Statements were issued on March 22, 2020 and April 7, 2020 by bank regulatory agencies to encourage financial institutions to work prudently with borrowers. The agencies confirmed with the FASB that loans that were not more than 30 days past due and receive short-term modifications of six months or less are not considered to be delinquent or troubled debt restructurings and are not reported as nonaccrual. The Company will be using the provisions of the CARES Act and the Interagency Statements to account for the loans receiving forbearance.

The Company received requests for assistance from borrowers who have been affected by COVID-19. As of June 30, 2020, the Company received loan forbearance requests totaling $167.1 million, or 10.9% of total loans receivable. $160.9 million of these loan forbearance requests consist of one- to four-family residential mortgage loans and represent 10.5% of the total loans receivable. These loans are currently well secured as the ratio of the current loan balance to the current tax-assessed value of the property securing these mortgage loans averages 55.8%. One- to four-family residential mortgage loans represent 97.0% of the Company’s total loan portfolio balance. All of our residential mortgage loans are secured by real estate in Hawaii. Total one- to four-family residential mortgage loans are also well-secured as the ratio of the current loan balance to the current tax-assessed value of the property securing these loans averages 48.8%. The Company has also received forbearance requests of $6.2 million on other loans, which represent 0.4% of the total balance of loans receivable. The loans on which the Company has received forbearance requests are included in the ALLL calculation. Loans performing under a forbearance agreement are not contractually past due and are excluded from the past due statistics above.

The Company had no real estate owned as of June 30, 2020 or December 31, 2019. There were no loans in the process of foreclosure at June 30, 2020 and December 31, 2019.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the six months ended June 30, 2020 and 2019, the Company sold mortgage loans held for sale with principal balances of $12.3 million and $2.5 million, respectively, and recognized gains of $289,000 and $6,000, respectively. The Company had six loans held for sale totaling $2.8 million at June 30, 2020 and one loan held for sale for $470,000 at December 31, 2019.

During the six months ended June 30, 2020, the Company securitized fixed-rate first mortgage loans with a book value of $9.4 million and received mortgage-backed securities with a fair market value of $9.8 million. The Company retained the servicing of these loans and recorded mortgage servicing assets with a fair market value of $78,000. A net gain of $377,000 was recognized on the transaction.

The Company serviced loans for others with principal balances of $69.1 million at June 30, 2020 and $65.1 million at December 31, 2019. Of these amounts, $43.7 million and $37.8 million of loan balances relate to securitizations for which the Company continues to hold the related mortgage-backed securities at June 30, 2020 and December 31, 2019, respectively. The amount of contractually specified servicing fees earned for the six months ended June 30, 2020 and 2019 was $90,000 and $40,000, respectively. The amount of contractually specified servicing fees earned for the three months ended June 30, 2020 and 2019 was $46,000 and $20,000, respectively. The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

(7)      Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset. Securities sold under agreements to repurchase are summarized as follows:

	June 30, 2020		December 31, 2019
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
1 year or less	$—	—%	$5,000	1.65%
Over 4 year to 5 years	10,000	1.81	5,000	1.88
Total	$10,000	1.81%	$10,000	1.77%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at June 30, 2020. The amount at risk is the greater of the carrying value or fair value over the repurchase liability and refers to the potential loss to the Company if the secured lender fails to return the security at the maturity date of the agreement. All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government-sponsored enterprises. The repurchase liability cannot exceed 90% of the fair value of securities pledged. In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$10,874	$11,931	$10,000	$1,931	54

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
June 30, 2020:
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

The components of net periodic benefit cost were as follows:

	SERP		SERP
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Net periodic benefit cost for the period:
Service cost	$22	$26	$44	$51
Interest cost	44	40	87	81
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized actuarial loss	—	—	—	—
Recognized curtailment loss	—	—	—	—
Net periodic benefit cost	$66	$66	$131	$132

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity. The shares committed to be released are considered outstanding for earnings per share computations. Compensation expense recognized for the three months ended June 30, 2020 and 2019 amounted to $302,000 and $345,000, respectively. Compensation expense recognized for the six months ended June 30, 2020 and 2019 amounted to $641,000 and $679,000, respectively.

Shares held by the ESOP trust were as follows:

	June 30,	December 31,
	2020	2019
Allocated shares	489,423	466,807
Unearned shares	415,931	440,397
Total ESOP shares	905,354	907,204
Fair value of unearned shares, in thousands	$9,895	$13,626

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits. For the three months ended June 30, 2020 we reversed $10,000 and for the three months ended June 30, 2019 we accrued $122,000 for the ESOP restoration plan. For the six months ended June 30, 2020 and 2019, we accrued $75,000 and $179,000, respectively, for the ESOP restoration plan.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Compensation expense	$209	$285	$366	$371
Income tax benefit	57	78	100	101

Shares of our common stock issued under the 2010 Equity Incentive Plan shall come from authorized shares. The maximum number of shares that will be awarded under the plan will be 1,862,637 shares.

Stock Options

The table below presents the stock option activity for the six months ended June 30, 2020 and 2019:

		Weighted		Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (years)	(in thousands)
Options outstanding at December 31, 2019	116,409	$17.53	0.72	$1,562
Granted	—	—	—	—
Exercised	81,827	17.36	—	725
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at June 30, 2020	34,582	$17.92	0.35	$203

Options outstanding at December 31, 2018	337,654	$17.51	1.74	$2,859
Granted	—	—	—	—
Exercised	182,170	17.36	—	2,031
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at June 30, 2019	155,484	$17.69	1.33	$2,054

Options vested and exercisable at June 30, 2020	34,582	$17.92	0.35	$203

The following summarizes certain stock option activity of the Company:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Intrinsic value of stock options exercised	$437	$1,243	$725	$2,031
Proceeds received from stock options exercised	1,029	1,868	1,421	3,162
Tax benefits realized from stock options exercised	105	254	158	425
Total fair value of stock options that vested	—	—	—	—

During the six months ended June 30, 2020, we issued 27,194 shares of common stock, net, in exchange for 81,827 stock options and 54,633 shares of common stock. Pursuant to the provisions of our equity incentive plan, optionees are permitted to use the value of our common stock they own in a net settlement to pay the exercise price of stock options.

As of June 30, 2020, the Company had no unrecognized compensation costs related to the stock option plan.

Restricted Stock

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant. Unvested restricted stock may not be disposed of or transferred during the vesting period. Restricted stock carries the right to receive dividends, although dividends attributable to restricted stock are retained by the Company until the shares vest, at which time they are paid to the award recipient. If performance based restricted stock awards do not achieve performance conditions, the restricted stock awards do not vest and the accrued dividends are forfeited.

The table below presents the restricted stock activity:

		Weighted
		Average Grant
	Restricted	Date Fair
	Stock	Value
Unvested at December 31, 2019	20,249	$28.78
Granted	13,444	21.05
Vested	9,998	29.16
Forfeited	—	—
Unvested at June 30, 2020	23,695	$24.24

Unvested at December 31, 2018	16,424	$30.26
Granted	10,366	27.30
Vested	6,541	30.14
Forfeited	—	—
Unvested at June 30, 2019	20,249	$28.78

During the six months ended June 30, 2020, the Company issued 13,444 shares of restricted stock to certain members of executive management under the 2019 Equity Incentive Plan. The fair value of the restricted stock is based on the value of the Company’s stock on the date of grant. Restricted stock will vest over three years from the date of grant.

As of June 30, 2020, the Company had $483,000 of unrecognized compensation costs related to restricted stock.

During the six months ended June 30, 2020, the Company issued 16,129 performance-based restricted stock units (PRSUs) to certain members of executive management under the 2019 Equity Incentive Plan. These PRSUs will vest in the first quarter of 2023 after our Compensation Committee determines whether a performance condition that compares the Company’s return on average equity to the SNL Bank Index is achieved. Depending on the Company’s performance, the actual number of these PRSUs that are issued at the end of the vesting period can vary between 0% and 150% of the target award. For the PRSUs, an estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized.  This estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period.

The table below presents the PRSUs that will vest on a performance condition:

	Performance-
	Based Restricted
	Stock Units	Weighted
	Based on a	Average Grant
	Performance	Date Fair
	Condition	Value
Unvested at December 31, 2019	35,976	$29.16
Granted	16,129	21.05
Vested	7,680	29.53
Forfeited	3,840	29.53
Unvested at June 30, 2020	40,585	$25.83

Unvested at December 31, 2018	23,538	$30.14
Granted	12,438	27.30
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2019	35,976	$29.16

The fair value of these PRSUs is based on the fair value of the Company’s stock on the date of grant. As of June 30, 2020, the Company had $531,000 of unrecognized compensation costs related to these PRSUs. Performance will be measured over a three-year performance period and will be cliff vested.

During the six months ended June 30, 2020, the Company issued 4,032 of PRSUs to certain members of executive management under the 2019 Equity Incentive Plan. These PRSUs will vest in the first quarter of 2023 after our Compensation Committee determines whether a market condition that compares the Company’s total stock return to the SNL Bank Index is achieved. The number of shares that will be expensed will not be adjusted for performance. The fair value of these PRSUs is based on a Monte Carlo valuation of the Company’s stock on the date of grant. The assumptions which were used in the Monte Carlo valuation of the PRSUs are:

Grant date: March 12, 2020

Performance period: January 1, 2020 to December 31, 2022

2.80 year risk-free rate on grant date: 0.56%

December 31, 2019 closing price: $30.94

Closing stock price on the date of grant: $21.05

Annualized volatility (based on 2.82 year historical volatility as of the grant date): 18.02%

The table below presents the PRSUs that will vest on a market condition:

	Performance-
	Based Restricted	Monte Carlo
	Stock Units	Valuation of
	Based on a	the Company's
	Market Condition	Stock
Unvested at December 31, 2019	8,994	$25.74
Granted	4,032	22.16
Vested	1,197	24.44
Forfeited	1,682	24.44
Unvested at June 30, 2020	10,147	$24.69

Unvested at December 31, 2018	5,884	$26.42
Granted	3,110	24.45
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2019	8,994	$25.74

As of June 30, 2020, the Company had $104,000 of unrecognized compensation costs related to the PRSUs that are based on a market condition. Performance will be measured over a three-year performance period and will be cliff vested.

(12)    Earnings Per Share

Holders of unvested restricted stock accrue dividends at the same rate as common shareholders and they both share equally in undistributed earnings. Unvested restricted stock awards that contain nonforfeitable rights to dividends or dividend equivalents are considered to be participating securities in the earnings per share computation using the two-class method. Under the two-class method, earnings are allocated to common shareholders and participating securities according to their respective rights to earnings.

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Net income	$4,291	$5,060	$8,764	$11,584
Income allocated to participating securities	(37)	(37)	(48)	(74)
Net income available to common shareholders	$4,254	$5,023	$8,716	$11,510

Weighted-average number of shares used in:
Basic earnings per share	9,092,287	9,172,376	9,164,877	9,170,825
Dilutive common stock equivalents:
Stock options and restricted stock units	46,848	104,304	63,544	123,502
Diluted earnings per share	9,139,135	9,276,680	9,228,421	9,294,327

Net income per common share, basic	$0.47	$0.55	$0.95	$1.26
Net income per common share, diluted	$0.47	$0.54	$0.94	$1.24

(13)    Other Comprehensive Income and Loss

The table below presents the changes in the components of accumulated other comprehensive income and loss, net of taxes:

	Unfunded	Unrealized
	Pension	(Gain)/Loss on
(Dollars in thousands)	Liability	Securities	Total
Three months ended June 30, 2020
Balances at beginning of period	$8,178	$(408)	$7,770
Other comprehensive income, net of taxes	—	(19)	(19)
Amounts reclassified from other comprehensive income, net of taxes	—	112	112
Net current period other comprehensive loss	—	93	93
Balances at end of period	$8,178	$(315)	$7,863

Three months ended June 30, 2019
Balances at beginning of period	$7,721	$(402)	$7,319
Other comprehensive income, net of taxes	—	(151)	(151)
Amounts reclassified from other comprehensive income, net of taxes	—	32	32
Net current period other comprehensive income	—	(119)	(119)
Balances at end of period	$7,721	$(521)	$7,200

Six months ended June 30, 2020
Balances at beginning of period	$8,178	$(510)	$7,668
Other comprehensive income, net of taxes	—	(26)	(26)
Amounts reclassified from other comprehensive income, net of taxes	—	221	221
Net current period other comprehensive loss	—	195	195
Balances at end of period	$8,178	$(315)	$7,863

Six months ended June 30, 2019
Balances at beginning of period	$7,721	$88	$7,809
Other comprehensive income, net of taxes	—	(641)	(641)
Amounts reclassified from other comprehensive income, net of taxes	—	32	32
Net current period other comprehensive income	—	(609)	(609)
Balances at end of period	$7,721	$(521)	$7,200

The table below presents the tax effect on each component of accumulated other comprehensive income and loss:

	Three Months Ended June 30,
	2020			2019
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unrealized gain on securities	$(26)	$7	$(19)	$(206)	$55	$(151)
Amount reclassified from other comprehensive income	153	(41)	112	44	(12)	32
Total	$127	$(34)	$93	$(162)	$43	$(119)

	Six Months Ended June 30,
	2020			2019
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unrealized gain on securities	$(35)	$9	$(26)	$(874)	$233	$(641)
Amount reclassified from other comprehensive income	301	(80)	221	44	(12)	32
Total	$266	$(71)	$195	$(830)	$221	$(609)

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

Revenue from contracts with customers is reported in service fees on loan and deposit accounts and in other noninterest income in the consolidated statements of income. The table below reconciles the revenue from contracts with customers and other revenue reported in those line items:

	Service Fees on
	Loan and Deposit
(Dollars in thousands)	Accounts	Other	Total
Three months ended June 30, 2020
Revenue from contracts with customers	$345	$20	$365
Other revenue	190	27	217
Total	$535	$47	$582

Three months ended June 30, 2019
Revenue from contracts with customers	$373	$54	$427
Other revenue	112	454	566
Total	$485	$508	$993

Six months ended June 30, 2020
Revenue from contracts with customers	$643	$53	$696
Other revenue	345	55	400
Total	$988	$108	$1,096

Six months ended June 30, 2019
Revenue from contracts with customers	$700	$100	$800
Other revenue	223	480	703
Total	$923	$580	$1,503

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

The Company has entered into a lease agreement to relocate the Kahala Branch at a date that has yet to be determined. The term of the lease will be approximately ten years from the date of occupancy. This lease is not included in the following disclosures.

The table below presents lease costs and other information for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Lease Costs:
Operating lease costs	$816	$782	$1,631	$1,565
Short-term lease costs	6	10	12	16
Variable lease costs	36	28	77	53
Total lease costs	$858	$820	$1,720	$1,634

Cash paid for amounts included in measurement of lease liabilities	$804	$772	$1,606	$1,545
ROU assets obtained in exchange for new operating lease liabilities	$18	$13	$1,786	$13,008

At June 30, 2020, future minimum rental commitments under noncancellable operating leases are as follows:

(Dollars in thousands)
2020	$1,582
2021	2,631
2022	2,373
2023	2,087
2024	1,800
Thereafter	3,112
Total	13,585
Less present value discount	1,043
Present value of leases	$12,542

The table below presents other lease related information:

	June 30,	June 30,
	2020	2019
Weighted-average remaining lease term (years)	5.64	6.40
Weighted-average discount rate	2.75%	2.91%

(16)    Fair Value

In accordance with the Fair Value Measurements and Disclosures topic of the FASB ASC, the Company groups its assets and liabilities measured or disclosed at fair value into three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

●Level 1 — Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities traded in active markets. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

●Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

●Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect management’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of discounted cash flow models and similar techniques that require the use of significant judgment or estimation.

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

The Company uses fair value measurements to determine fair value disclosures. Investment securities held for sale and derivatives are recorded at fair value on a recurring basis. From time to time, the Company may be required to record other assets at fair value on a nonrecurring basis, such as loans held for sale, impaired loans and investments, and mortgage servicing assets. These nonrecurring fair value adjustments typically involve application of the lower of cost or fair value accounting or write-downs of individual assets.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2020
Assets
Cash and cash equivalents	$126,192	$126,192	$126,192	$—	$—
Investment securities available for sale	4,212	4,212	—	4,212	—
Investment securities held to maturity	332,533	351,799	—	351,799	—
Loans held for sale	2,840	2,985	—	2,985	—
Loans receivable, net	1,537,567	1,642,432	—	—	1,642,432
FHLB stock	8,144	8,144	—	8,144	—
FRB stock	3,134	3,134	—	3,134	—
Accrued interest receivable	6,469	6,469	19	854	5,596
Interest rate contracts	41	41	—	41	—

Liabilities
Deposits	1,645,312	1,650,538	—	1,242,879	407,659
Advances from the Federal Home Loan Bank	141,000	145,524	—	145,524	—
Securities sold under agreements to repurchase	10,000	10,475	—	10,475	—
Accrued interest payable	76	76	—	42	34
Interest rate contracts	41	41	—	41	—

December 31, 2019
Assets
Cash and cash equivalents	$44,806	$44,806	$44,806	$—	$—
Investment securities available for sale	8,628	8,628	—	8,628	—
Investment securities held to maturity	363,883	371,305	—	371,305	—
Loans held for sale	470	480	—	480	—
Loans receivable, net	1,584,784	1,627,903	—	—	1,627,903
FHLB stock	8,723	8,723	—	8,723	—
FRB stock	3,128	3,128	—	3,128	—
Accrued interest receivable	5,409	5,409	32	952	4,425
Interest rate contracts	5	5	—	5	—

Liabilities
Deposits	1,631,933	1,632,741	—	1,167,990	464,751
Advances from the Federal Home Loan Bank	156,000	156,906	—	156,906	—
Securities sold under agreements to repurchase	10,000	9,968	—	9,968	—
Accrued interest payable	397	397	—	47	350
Interest rate contracts	5	5	—	5	—

At June 30, 2020 and December 31, 2019, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2020
Interest rate contracts — assets	$—	$41	$—	$41
Interest rate contracts — liabilities	—	(41)	—	(41)
Investment securities available for sale	—	4,212	—	4,212

December 31, 2019
Interest rate contracts — assets	$—	$5	$—	$5
Interest rate contracts — liabilities	—	(5)	—	(5)
Investment securities available for sale	—	8,628	—	8,628

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of June 30, 2020 and December 31, 2019 and the related losses for the six months ended June 30, 2020 and the year ended December 31, 2019:

	Fair Value
(Dollars in thousands)	Adjustment Date	Level 1	Level 2	Level 3	Total	Total Losses

June 30, 2020
Mortgage servicing assets	6/30/2020	$—	$—	$510	$510	$(27)

December 31, 2019
Mortgage servicing assets	9/30/2019	—	—	452	452	(16)

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

			Unobservable	Range
(Dollars in thousands)	Fair Value	Valuation Technique	Input	(Weighted Average)
June 30, 2020:
Mortgage servicing assets	$510	Discounted cash flow	Discount rate	9.25% - 11.25% (10.25%)
			Prepayment speed (CPR)	9.39 - 17.52 (13.38)
			Annual cost to service (per loan, in dollars)	$75
December 31, 2019:
Mortgage servicing assets	$452	Discounted cash flow	Discount rate	9.25% - 11.25% (10.25%)
			Prepayment speed (CPR)	11.09 - 14.24 (12.58)
			Annual cost to service (per loan, in dollars)	$75

(17)    Subsequent Events

On July 30, 2020, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.23 per share of common stock. The dividend is expected to be paid on August 27, 2020 to stockholders of record as of August 13, 2020.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” “continue” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, growth and operating strategies;

●	statements regarding the asset quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	the effect of any pandemic disease, including COVID-19, natural disaster, war, act of terrorism, accident or similar action or event;

●	general economic conditions, either internationally, nationally or in our market areas, that are worse than expected;

●	competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to successfully integrate acquired entities, if any;

●	changes in consumer demand, spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

●	changes in our organization, compensation and benefit plans;

●	the timing and amount of revenues that we may recognize;

●	the value and marketability of collateral underlying our loan portfolios;

●	our ability to retain key employees;

●	cyberattacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data or disable our systems;

●	technological change that may be more difficult or expensive than expected;

●	the ability of third-party providers to perform their obligations to us;

●	the ability of the U.S. Government to manage federal debt limits;

●	the quality and composition of our investment portfolio;

●	changes in market and other conditions that would affect our ability to repurchase our common stock; and

●	changes in our financial condition or results of operations that reduce capital available to pay dividends.

In addition, given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;
●	if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●	as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
●	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
●	our cyber security risks are increased as the result of an increase in the number of employees working remotely;
●	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
●	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

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

The State of Hawaii has been affected by COVID-19. Like other states, Hawaii mandated that non-essential businesses close temporarily and the public self-quarantine to limit the spread of COVID-19. Hawaii also imposed a 14-day quarantine for any out-of-state visitors and residents returning to the State. The 14-day quarantine reduced the number of visitors to the State from 30,000 per day during the same period last year to a few hundred per day. The tourism industry is the largest sector of Hawaii’s economy and government mandates reduced the number of visitors to the State resulting in the layoff and furlough of workers and an increase in the State’s unemployment rate.

The 14-day quarantine is scheduled to end on September 1, 2020. At that time, visitors to the State and returning residents would not be subject to the 14-day quarantine provided they tested negative for COVID-19 at least 72 hours prior to arriving in Hawaii.

To assist customers during COVID-19, we have:

●	Provided forbearance to borrowers who have experienced financial difficulties because of COVID-19;
●	Originated 22 Paycheck Protection Program loans totaling $1.7 million;
●	Waived early withdrawal penalties on certificates of deposit; and
●	Waived fees for withdrawals from automated teller machines.

The CARES Act was passed by Congress and signed into law by the President on March 27, 2020. The CARES Act provides relief to financial institutions from categorizing eligible loan modifications as troubled debt restructurings over the remaining life of the modified loan. In addition, Interagency Statements were issued on March 22, 2020 and April 7, 2020 by bank regulatory agencies to encourage financial institutions to work prudently with borrowers. The agencies confirmed with the FASB that loans that were not more than 30 days past due and receive short-term modifications of six months or less are not considered to be delinquent or troubled debt restructurings and are not reported as nonaccrual. We will be using the provisions of the CARES Act and the Interagency Statements to account for these loans receiving forbearance.

As of July 9, 2020, we received forbearance inquiries totaling $164.2 million, or 10.7% of total loans receivable. $159.0 million of these loan forbearance requests consist of one- to four-family residential mortgage loans and represent 10.3% of the total loans receivable. We believe these loans are currently well secured as the ratio of the current loan balance to the current tax-assessed value of the property securing these mortgage loans averages 55.7%. One- to four-family residential mortgage loans represent 97.0% of our total loan portfolio balance. All of our residential mortgage loans are secured by real estate in Hawaii. These one- to four-family residential mortgage loans are well secured as the ratio of the current loan balance to the current tax-assessed value of the property securing these loans averages 48.8%. We also received forbearance requests on $5.3 million of other loans, which represent 0.4% of the total balance of loans receivable.

In the loan forbearance program, borrowers will be allowed to defer interest payments for six months. To qualify for the Bank’s forbearance program, (1) a loan modification must be related to COVID-19, (2) the loan must not be more than 30 days past due as of December 31, 2019, and (3) the loan modification agreement must be executed between March 1, 2020 and the earlier of (A) 60 days after the date of the termination of the National Emergency or (B) December 31, 2020. For residential mortgage loans, deferred interest will be payable within five years after the six-month deferral period ends. The term of the loan will be extended by six months to allow the loan to fully amortize.

During the forbearance period, the borrowers are required to continue to make their escrow payments, which includes insurance, property tax and maintenance fee payments. Through June 30, 2020, all of the borrowers who received forbearance made their escrow payments. Loans performing under a forbearance agreement are not contractually past due.

Since the beginning of the year and through June 30, 2020, we have not seen an increase in loan delinquencies, significant changes in deposits or significant drawdowns on any lines of credit. We do not have any commercial loans to hotels, businesses in the transportation industry, restaurants or retail establishments.

Seven of our 29 branch offices were closed temporarily during the quarantine because of the reduced demand for banking services. Six of these seven branches have reopened and most employees who were working from home or in the branch offices to maintain social distancing have returned to the office.

Our ninth share repurchase program was completed in the three months ended June 30, 2020. Due to the uncertainty surrounding COVID-19, we have not announced a new share repurchase program.

We have continued our focus on originating one- to four-family residential real estate loans. Our emphasis on conservative loan underwriting has resulted in continued low levels of nonperforming assets. Our nonperforming assets, which can include nonaccrual loans and real estate owned, totaled $763,000, or 0.04% of total assets at June 30, 2020 compared to $736,000, or 0.04% of total assets at December 31, 2019. We recorded $1.6 million in provisions for loan losses for the six months ended June 30, 2020 and reversed $46,000 of provisions for loan losses for the six months ended June 30, 2019. The increase in the loan loss provision occurred primarily from an increase in the qualitative factors used to calculate the allowance for loan losses. The qualitative factors were raised because Hawaii’s unemployment rate increased due to layoffs that resulted from government mandates to minimize the spread of COVID-19.

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

We sold fixed-rate mortgage loans with principal balances of $12.3 million and $2.5 million during the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, we also securitized fixed-rate first mortgage loans with a book value of $9.4 million and received mortgage-backed securities with a fair market value of $9.8 million. Federal Home Loan Bank advances decreased by $15.0 million to $141.0 million for the six months ended June 30, 2020 and increased by $3.3 million to $145.5 million for the six months ended June 30, 2019. Securities sold under agreements to repurchase remained constant at $10.0 million for the six months ended June 30, 2020 and decreased by $20.0 million to $10.0 million for the six months ended June 30, 2019.

Our investments in mortgage-backed securities have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. These entities guarantee the payment of principal and interest on our mortgage-backed securities. As of June 30, 2020 and December 31, 2019, we owned $336.7 million and $372.5 million, respectively, of mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

Assets. Our total assets increased by $2.3 million, or 0.1%, to $2.1 billion at June 30, 2020. The increase in assets was primarily due to an $81.4 million increase in cash and cash equivalents, which was partially offset by a $44.8 million decrease in total loans receivable and a $35.8 million decrease in total investment securities.

Cash and Cash Equivalents. Cash and cash equivalents were $126.2 million at June 30, 2020, an increase of $81.4 million since December 31, 2019. The increase in cash and cash equivalents was primarily caused by a $44.8 million decrease in total loans receivable and a $35.8 million decrease in total investment securities.

Loans. Total loans, including $2.8 million of loans held for sale, were $1.5 billion at June 30, 2020, or 73.8% of total assets. During the six months ended June 30, 2020, the loan portfolio, including loans held for sale, decreased by $44.8 million, or 2.8%. The decrease in the loan portfolio primarily occurred as principal repayments, loan sales and loan securitizations exceeded the originations of new loans. We securitized fixed-rate mortgage loans with a book value of $9.4 million into Freddie Mac mortgage-backed securities during the six months ended June 30, 2020 to increase our liquid assets. The securitization transaction lowered the loan receivable balance and increased the securities balance.

Securities. At June 30, 2020, our securities portfolio totaled $336.7 million, or 16.1% of total assets. During the six months ended June 30, 2020, the securities portfolio decreased by $35.8 million, or 9.6%. The decrease in the securities balance occurred as principal repayments and the sale of securities exceeded the securitization of loans.

At June 30, 2020, none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans.

Deposits. Deposits were $1.6 billion at June 30, 2020, an increase of $13.4 million, or 0.8%, since December 31, 2019. The growth in deposits was primarily due to increases of $37.3 million in passbook savings, $31.1 million in checking accounts and $6.6 million in noninterest bearing accounts. These increases were partially offset by a $61.5 million decrease in certificates of deposit during the six months ended June 30, 2020. The decrease in certificates of deposit included a $50.7 million planned decrease in public deposits.

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank and funds borrowed under securities sold under agreements to repurchase. During the six months ending June 30, 2020 total borrowings decreased to $151.0 million at June 30, 2020 from $166.0 million at December 31, 2019. Federal Home Loan Bank advances decreased by $15.0 million while securities sold under agreements to repurchase remained constant. We have not required any additional borrowings to fund our operations. Instead we have primarily funded our operations with additional deposits, proceeds from loan sales and principal repayments on loans and mortgage-backed securities.

Stockholders’ Equity. Total stockholders’ equity increased to $244.0 million at June 30, 2020 from $243.9 million at December 31, 2019. The increase in stockholders’ equity occurred primarily due to net income of $8.8 million and stock issuances of $2.1 million, which were offset by the repurchase of $6.6 million of common stock and the declaration of $4.2 million of dividends.

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

	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,505,018	$14,549	3.87%	$1,543,818	$15,385	3.99%
Multi-family residential	9,179	105	4.58	12,508	146	4.67
Construction, commercial and other	21,916	249	4.54	19,878	229	4.61
Home equity loans and lines of credit	10,147	199	7.84	11,208	165	5.89
Other loans	10,685	123	4.60	5,945	78	5.25
Total loans	1,556,945	15,225	3.91	1,593,357	16,003	4.02
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	353,756	2,610	2.95	367,507	2,847	3.10
Total securities	353,756	2,610	2.95	367,507	2,847	3.10
Other	98,118	170	0.69	38,786	264	2.72
Total interest-earning assets	2,008,819	18,005	3.59	1,999,650	19,114	3.82
Non-interest-earning assets	79,414			77,327
Total assets	$2,088,233			$2,076,977

Interest-bearing liabilities:
Savings accounts	$921,981	535	0.23%	$946,790	1,164	0.49%
Certificates of deposit	437,301	1,811	1.66	461,485	2,334	2.02
Money market accounts	4,820	6	0.50	5,239	6	0.46
Checking and Super NOW accounts	219,458	12	0.02	190,412	10	0.02
Total interest-bearing deposits	1,583,560	2,364	0.60	1,603,926	3,514	0.88
Federal Home Loan Bank advances	143,198	829	2.32	122,319	897	2.93
Securities sold under agreements to repurchase	10,000	46	1.84	10,000	41	1.64
Total interest-bearing liabilities	1,736,758	3,239	0.75	1,736,245	4,452	1.03
Non-interest-bearing liabilities	106,549			98,808
Total liabilities	1,843,307			1,835,053
Stockholders’ equity	244,926			241,924
Total liabilities and stockholders’ equity	$2,088,233			$2,076,977

Net interest income		$14,766			$14,662
Net interest rate spread (3)			2.84%			2.79%
Net interest-earning assets (4)	$272,061			$263,405
Net interest margin (5)			2.94%			2.93%
Interest-earning assets to interest-bearing liabilities	115.66%			115.17%
(1)	Annualized.
(2)	Average balance includes loans or investments available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2020			2019
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,515,020	$29,359	3.88%	$1,536,827	$30,378	3.95%
Multi-family residential	9,476	217	4.58	12,303	284	4.62
Construction, commercial and other	22,434	520	4.64	20,505	480	4.68
Home equity loans and lines of credit	10,149	342	6.74	11,229	318	5.66
Other loans	10,189	244	4.79	5,712	151	5.29
Total loans	1,567,268	30,682	3.92	1,586,576	31,611	3.98
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	360,217	5,390	2.99	370,296	5,718	3.09
Trust preferred securities	--	--	--	6	--	--
Total securities	360,217	5,390	2.99	370,302	5,718	3.09
Other	89,656	514	1.15	35,691	490	2.75
Total interest-earning assets	2,017,141	36,586	3.63	1,992,569	37,819	3.80
Non-interest-earning assets	78,645			78,047
Total assets	$2,095,786			$2,070,616

Interest-bearing liabilities:
Savings accounts	$914,292	1,512	0.33%	$961,177	2,335	0.49%
Certificates of deposit	457,198	3,942	1.72	443,143	4,371	1.97
Money market accounts	4,789	11	0.46	5,327	12	0.45
Checking and Super NOW accounts	210,183	23	0.02	189,313	20	0.02
Total interest-bearing deposits	1,586,462	5,488	0.69	1,598,960	6,738	0.84
Federal Home Loan Bank advances	149,599	1,724	2.30	115,095	1,452	2.52
Securities sold under agreements to repurchase	10,000	91	1.82	15,663	131	1.67
Total interest-bearing liabilities	1,746,061	7,303	0.84	1,729,718	8,321	0.96
Non-interest-bearing liabilities	104,066			100,152
Total liabilities	1,850,127			1,829,870
Stockholders’ equity	245,659			240,746
Total liabilities and stockholders’ equity	$2,095,786			$2,070,616

Net interest income		$29,283			$29,498
Net interest rate spread (3)			2.79%			2.84%
Net interest-earning assets (4)	$271,080			$262,851
Net interest margin (5)			2.90%			2.96%
Interest-earning assets to interest-bearing liabilities	115.53%			115.20%
(1)	Annualized.
(2)	Average balance includes loans or investments available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2020 and 2019

General. Net income decreased by $769,000, or 15.2%, to $4.3 million for the three months ended June 30, 2020 from $5.1 million for the three months ended June 30, 2019. The decrease in net income was primarily due to a $1.4 million increase in provision for loan losses and a $1.1 million decrease in interest income. These decreases to net income were partially offset by decreases of $1.2 million and $540,000 in interest expense and noninterest expense, respectively.

Net Interest Income. Net interest income increased by $104,000, or 0.7%, to $14.8 million for the three months ended June 30, 2020 from $14.7 million for the three months ended June 30, 2019. Interest income decreased by $1.1 million, or 5.8%, primarily due to a 23 basis point decrease in the average yield on average interest-earning assets, which was partially offset by a $9.2 million increase in the average balance of interest-earning assets. Interest expense decreased by $1.2 million, or 27.2%, due to a 28 basis point decrease in the cost of average interest-bearing liabilities. The interest rate spread and net interest margin were 2.84% and 2.94%, respectively, for the three months ended June 30, 2020, compared to 2.79% and 2.93%, respectively, for the three months ended June 30, 2019. The increases in the interest rate spread and in the net interest margin are attributable to the 28 basis point decrease in the cost of average interest-earning liabilities, which was partially offset by the 23 basis point decrease in the yield of average interest-bearing assets.

Interest Income. Interest income decreased by $1.1 million, or 5.8%, to $18.0 million for the three months ended June 30, 2020 from $19.1 million for the three months ended June 30, 2019. Interest income on loans decreased by $778,000, or 4.9%, to $15.2 million for the three months ended June 30, 2020 from $16.0 million for the three months ended June 30, 2019. The decrease in interest income on loans occurred because of a $36.4 million, or 2.3%, decrease in the average loan balances and an 11 basis point decrease in the average loan yield. The decrease in the average loan balances occurred as loan repayments and loan sales exceeded new loan originations. Interest income on securities decreased by $237,000, or 8.3%, to $2.6 million for the three months ended June 30, 2020 from $2.8 million for the three months ended June 30, 2019. The decrease in interest income on securities occurred because the average balance of securities decreased by $13.8 million, or 3.7%, and because of a 15 basis point decline in the average securities yield, which occurred as higher yielding securities were paid off or sold. The decrease in the average security balance was due to security repayments and sales.

Interest Expense. Interest expense decreased by $1.2 million, or 27.2%, to $3.2 million for the three months ended June 30, 2020 from $4.5 million for the three months ended June 30, 2019. The decrease in interest expense occurred because interest expense on interest bearing deposits decreased by $1.2 million, or 32.7%, to $2.4 million for the three months ended June 30, 2020 from $3.5 million for the three months ended June 30, 2019. The decrease in interest expense on interest bearing deposits was due to a 28 basis point decrease in the average rate on interest bearing deposits and a $20.4 million, or 1.3%, decrease in the average interest bearing deposit balance. The average rate paid on interest bearing deposits decreased to 0.60% for the three months ended June 30, 2020 compared to 0.88% for the three months ended June 30, 2019. The decrease in the average rate paid on interest bearing deposits was primarily due to lower interest rates offered on savings accounts and certificates of deposit. The average rate paid on savings accounts decreased to 0.23% for the three months ended June 30, 2020 from 0.49% for the three months ended June 30, 2019. The average rate paid on certificates of deposit decreased to 1.66% for the three months ended June 30, 2020 from 2.02% for the three months ended June 30, 2019. The decrease in the average balance of deposits was primarily due to a decrease in the average balance of savings accounts and certificates of deposit. The average balance of savings accounts decreased by $24.8 million, or 2.6%, to $922.0 million from $946.8 million. The average balance of certificates of deposit decreased by $24.2 million, or 5.2%, to $437.3 million from $461.5 million.

Provision for Loan Losses. We recorded provisions for loan losses of $1.4 million and reversals of provisions for loan losses of $51,000 for the three months ended June 30, 2020 and June 30, 2019, respectively. The increase in provisions in 2020 resulted from an increase in the qualitative factors used to calculate the allowance for loan losses. The qualitative factors were raised because Hawaii’s unemployment rate increased due to layoffs that occurred as a result of government mandates that were put in place to minimize the spread of COVID-19. The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.28% at June 30, 2020 and 0.16% at June 30, 2019. Nonaccrual loans totaled $763,000 at June 30, 2020, or 0.05% of total loans at that date, compared to $892,000 of nonaccrual loans at June 30, 2019, or 0.06% of total loans at that date. Nonaccrual loans as of June 30, 2020 and 2019 consisted primarily of one- to four-family residential real estate loans. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2020 and 2019. For additional information see Note (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income. The following table summarizes changes in noninterest income between the three months ended June 30, 2020 and 2019.

	Three Months Ended
	June 30,		Change
	2020	2019	$ Change	% Change

		(Dollars in thousands)
Service fees on loan and deposit accounts	$535	$485	$50	10.3%
Income on bank-owned life insurance	201	210	(9)	(4.3)%
Gain on sale of investment securities	419	70	349	498.6%
Gain on sale of loans	259	—	259	—%
Other	47	508	(461)	(90.7)%
Total	$1,461	$1,273	$188	14.8%

Noninterest income increased by $188,000 for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. During the three months ended June 30, 2020, we sold $5.3 million of mortgage-backed securities and recorded gains of $419,000. During the three months ended June 30, 2020, we also sold $9.6 million of mortgage loans held for sale and recognized gains of $259,000. Other income decreased primarily due to bank-owned life insurance proceeds in the three months ended June 30, 2019.

Noninterest Expense. The following table summarizes changes in noninterest expense between the three months ended June 30, 2020 and 2019.

	Three Months Ended
	June 30,		Change
	2020	2019	$ Change	% Change

		(Dollars in thousands)
Salaries and employee benefits	$5,264	$5,730	$(466)	(8.1)%
Occupancy	1,626	1,578	48	3.0%
Equipment	1,164	1,018	146	14.3%
Federal deposit insurance premiums	74	143	(69)	(48.3)%
Other general and administrative expenses	843	1,042	(199)	(19.1)%
Total	$8,971	$9,511	$(540)	(5.7)%

Noninterest expense decreased by $540,000 for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease in salaries and employee benefits was primarily due to an increase in the capitalized cost of new loan originations and a decrease in the expense for our employee stock ownership plan. As new loans are originated, salary expense is reduced due to the capitalization of the cost of new loans. More loans were originated in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase in the number of new loans originated resulted in an increase in loan capitalization and an offset to salary expense for the three months ended June 30, 2020. The decrease in employee stock ownership plan expense is primarily due to a decline in our stock price, which is used to calculate this expense. The decrease in other general and administrative expenses was primarily due to decreases in advertising expense and accounting and auditing expenses. The increase in equipment expense was primarily due to an increase in service bureau expense.

Income Tax Expense. Income taxes were $1.6 million for the three months ended June 30, 2020, reflecting an effective tax rate of 26.8%, compared to $1.4 million for the three months ended June 30, 2019, reflecting an effective tax rate of 21.9%. Income tax expense for the three months ended June 30, 2020 and 2019 included tax benefits of $32,000 and $144,000, respectively, related to the exercise of stock options. In addition, income tax expense for the three months ended June 30, 2019 included $419,000 of bank-owned life insurance proceeds that was not taxable, which lowered the effective tax rate.

Comparison of Operating Results for the Six Months Ended June 30, 2020 and 2019

General. Net income decreased by $2.8 million, or 24.3%, from $11.6 million for the six months ended June 30, 2019 to $8.8 million for the six months ended June 30, 2020. The decrease in net income was due to a $2.0 million decrease in noninterest income, a $1.7 million increase in loan loss provisions and a $1.2 million decrease in interest income. These decreases in net income were partially offset by a $1.0 million decrease in interest expense and a $776,000 decrease in noninterest expense.

Net Interest Income. Net interest income decreased by $215,000, or 0.7%, to $29.3 million for the six months ended June 30, 2020 compared to $29.5 million for the six months ended June 30, 2019. Interest income decreased by $1.2 million, or 3.3%, due to a 17 basis point decrease in the average yield of interest-earning assets, which was partially offset by a $24.6 million increase in the average balance of interest-earning assets. Interest expense decreased by $1.0 million, or 12.2%, due to a 12 basis point decrease in the cost of average interest-bearing liabilities, which was partially offset by a $16.3 million increase in the average balance of interest-bearing liabilities. The interest rate spread and net interest margin were 2.79% and 2.90%, respectively, for the six months ended June 30, 2020, compared to 2.84% and 2.96%, respectively, for the six months ended June 30, 2019. The decreases in the interest rate spread and in the net interest margin are attributable to a 17 basis point decrease in the yield on average interest-bearing assets that was partially offset by a 12 basis point decrease in the cost of average interest-earning liabilities.

Interest Income. Interest income decreased by $1.2 million, or 3.3%, to $36.6 million for the six months ended June 30, 2020 compared to $37.8 million for the six months ended June 30, 2019. Interest income on loans decreased by $929,000, or 2.9%, to $30.7 million for the six months ended June 30, 2020 from $31.6 million for the six months ended June 30, 2019. The decrease in interest income on loans occurred because the average balance of loans decreased by $19.3 million, or 1.2%, and the average loan yield decreased by six basis points. The decrease in the average balance occurred as loan repayments, loan sales and loan securitizations exceeded new loan originations. Interest income on securities decreased by $328,000, or 5.7%, to $5.4 million for the six months ended June 30, 2020 from $5.7 million for the six months ended June 30, 2019. The decrease in interest income on securities occurred because the average balance of securities decreased by $10.1 million, or 2.7%, as security repayments and sales exceeded security purchases and loan securitizations. The decrease in interest income on securities was augmented by a 10 basis point decrease, or 3.2%, in the average yield on securities, which occurred as higher yielding securities were paid off or sold.

Interest Expense. Interest expense decreased by $1.0 million, or 12.2%, to $7.3 million for the six months ended June 30, 2020 compared to $8.3 million for the six months ended June 30, 2019. Interest expense on interest bearing deposits decreased by $1.3 million, or 18.6%, from $6.7 million for the six months ended June 30, 2019 to $5.5 million for the six months ended June 30, 2020. The decrease in interest expense on interest bearing deposits was due to a 15 basis point decrease in the average rate paid on interest bearing deposits and a $12.5 million, or 0.8%, decrease in the average interest bearing deposit balance. The decrease in the average rate paid on interest bearing deposits was primarily due to lower interest rates offered on savings accounts and certificates of deposit. During the six months ended June 30, 2020, the average rate paid on certificates of deposit decreased by 25 basis points as average rates dropped from 1.97% to 1.72% as higher rate certificates of deposit matured. This decrease was augmented by a 16 basis point decrease on savings accounts as average rates dropped from 0.49% to 0.33%. The decrease in average interest bearing deposit balance was primarily due to a $46.9 million decrease in the average balance of savings accounts, which was partially offset by a $20.9 million increase in the average balance of checking and Super NOW accounts and a $14.1 million increase in the average balance of certificates of deposit. Interest expense on Federal Home Loan Bank advances rose by $272,000, or 18.7%, to $1.7 million for the six months ended June 30, 2020 compared to $1.5 million for the six months ended June 30, 2019. The increase in interest expense on advances occurred because of a $34.5 million increase in the average balance, which was offset by a 22 basis point decrease in the cost of advances. The increase in the average balance of advances occurred as we obtained additional long-term Federal Home Loan Bank advances to control our interest rate risk by lengthening the maturity of our liabilities. Interest expense on securities sold under agreements to repurchase declined by $40,000, or 30.5%, to $91,000 for the six months ended June 30, 2020 compared to $131,000 for the six months ended June 30, 2019. The decrease in interest expense on securities sold under agreements to repurchase occurred primarily because of a $5.7 million decrease in the average balance, which occurred as matured borrowings were paid off.

Provision for Loan Losses. We recorded provisions for loan losses of $1.6 million and a reversal of provisions for loan losses of $46,000 for the six months ended June 30, 2020 and 2019, respectively. The increase in provisions in 2020 resulted from an increase in the qualitative factors used to calculate the allowance for loan losses. The qualitative factors were raised because Hawaii’s unemployment rate increased due to layoffs that occurred as a result of government mandates that were put in place to minimize the spread of COVID-19. The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.28% and 0.16% at June 30, 2020 and 2019, respectively. Nonaccrual loans totaled $763,000 at June 30, 2020, or 0.05% of total loans at that date, compared to $892,000 of nonaccrual loans at June 30, 2019, or 0.06% of total loans at that date. Nonaccrual loans as of June 30, 2020 and 2019 consisted primarily of one- to four-family residential real estate loans. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2020 and 2019. For additional information see Note (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income. The following table summarizes changes in noninterest income between the six months ended June 30, 2020 and 2019.

	Six Months Ended
	June 30,		Change
	2020	2019	$ Change	% Change

		(Dollars in thousands)
Service fees on loan and deposit accounts	$988	$923	$65	7.0%
Income on bank-owned life insurance	403	417	(14)	(3.4)%
Gain on sale of investment securities	597	2,787	(2,190)	(78.6)%
Gain on sale of loans	666	6	660	11,000.0%
Other	108	580	(472)	(81.4)%
Total	$2,762	$4,713	$(1,951)	(41.4)%

Noninterest income decreased by $2.0 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease in gain on sale of investment securities was primarily due to the sale of our investment in a trust preferred security in the six months ended June 30, 2019 where we recognized a gain of $2.7 million. The sale of this trust preferred security, which had a significant deterioration in the issuer’s credit rating, is in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of its intent to hold to maturity the remaining securities in the held-to-maturity portfolio. During the six months ended June 30, 2020, we securitized fixed-rate first mortgage loans with a book value of $9.4 million into mortgage-backed securities with a fair value of $9.8 million. We retained the servicing of these loans and recorded mortgage servicing assets with a fair market value of $78,000 and recognized total gains of $377,000 on the securitization transaction. In addition, during the six months ended June 30, 2020, we sold mortgage loans held for sale with principal balances of $12.3 million and recognized gains of $289,000. Other income decreased primarily due to bank-owned life insurance proceeds received in the six months ended June 30, 2019.

Noninterest Expense. The following table summarizes changes in noninterest expense between the six months ended June 30, 2020 and 2019.

	Six Months Ended
	June 30,		Change
	2020	2019	$ Change	% Change

		(Dollars in thousands)
Salaries and employee benefits	$10,948	$11,416	$(468)	(4.1)%
Occupancy	3,271	3,170	101	3.2%
Equipment	2,284	2,111	173	8.2%
Federal deposit insurance premiums	74	287	(213)	(74.2)%
Other general and administrative expenses	1,932	2,301	(369)	(16.0)%
Total	$18,509	$19,285	$(776)	(4.0)%

Noninterest expense decreased by $776,000 for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease in salaries and employee benefits was primarily due to an increase in the capitalized cost of new loan originations and a decrease in the expense for our employee stock ownership plan. As new loans are originated, salary expense is reduced due to the capitalization of the cost of new loans. More loans were originated in the first six months of 2020 compared to the first six months of 2019. The increase in the number of new loans originated resulted in an increase in loan capitalization and an offset to salary expense for the six months ended June 30, 2020. The decrease in employee stock ownership plan expense is primarily due to a decline in our stock price, which is used to calculate this expense. The decrease in other general and administrative expenses was primarily due to decreases in advertising expense and accounting and auditing expenses. The reduction in federal deposit insurance premiums occurred when we received credits in the six months ended June 30, 2020 because the FDIC insurance fund was overcapitalized. The increase in equipment expense was primarily due to an increase in service bureau expense.

Income Tax Expense. Income taxes were $3.2 million for the six months ended June 30, 2020, reflecting an effective tax rate of 26.5%, compared to $3.4 million for the six months ended June 30, 2019, reflecting an effective tax rate of 22.6%. Income tax expense for the six months ended June 30, 2020 and 2019 included tax benefits of $63,000 and $232,000, respectively, related to the exercise of stock options. In addition, income tax for the six months ended June 30, 2019 included $419,000 in bank-owned life insurance proceeds that was not taxable, which lowered the effective tax rate.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan and security repayments, advances from the Federal Home Loan Bank, proceeds from securities sold under agreements to repurchase and proceeds from loan and security sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition. We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Chief Financial Officer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2020.

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

Our most liquid asset is cash. The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2020, our cash and cash equivalents totaled $126.2 million. On that date, we had $10.0 million in securities sold under agreements to repurchase outstanding and $141.0 million of Federal Home Loan Bank advances outstanding with the ability to borrow an additional $808.5 million under Federal Home Loan Bank advances. We have securities with a market value of $17.1 million pledged to the Federal Reserve Bank and have the ability to borrow up to $16.0 million using these securities as collateral. There has been no change in our borrowing capacity since June 30, 2020.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2020, we had $15.7 million in loan commitments outstanding for fixed-rate loans and had $22.8 million in unused lines of credit to borrowers. Certificates of deposit due within one year at June 30, 2020 totaled $261.9 million, or 15.9% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and security sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2021. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the six months ended June 30, 2020 and 2019 we originated $118.2 million and $99.0 million of loans, respectively. During the six months ended June 30, 2020, we did not purchase any investment securities. We purchased $7.8 million of securities in the six months ended June 30, 2019.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances, securities sold under agreements to repurchase, stock repurchases and dividend payments. We experienced an increase in deposits of $13.4 million and $16.6 million for the six months ended June 30, 2020 and 2019, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provide an additional source of funds. Federal Home Loan Bank advances were $141.0 million at June 30, 2020 and $156.0 million at December 31, 2019. We had the ability to borrow up to an additional $808.5 million and $727.5 million from the Federal Home Loan Bank as of June 30, 2020 and December 31, 2019, respectively. We also utilize securities sold under agreements to repurchase as another borrowing source. Securities sold under agreements to repurchase were $10.0 million at June 30, 2020 and December 31, 2019.

At June 30, 2020, we did not have any standby letters of credit from the Federal Home Loan Bank. At December 31, 2019, we had $55.0 million in standby letters of credit from the Federal Home Loan Bank pledged as collateral for State of Hawaii deposits.

Territorial Bancorp Inc. is a separate legal entity from Territorial Savings Bank and must provide for its own liquidity to pay dividends, repurchase shares of its common stock and for other corporate purposes. Territorial Bancorp

Inc.’s primary source of liquidity is dividend payments from Territorial Savings Bank. The ability of Territorial Savings Bank to pay dividends to Territorial Bancorp Inc. is subject to regulatory requirements. At June 30, 2020, Territorial Bancorp Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $13.9 million.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Territorial Bancorp Inc. is not subject to regulatory capital requirements because its total assets are less than $3.0 billion. At June 30, 2020, Territorial Savings Bank exceeded all of its regulatory capital requirements and is considered to be “well capitalized” under regulatory guidelines.

The tables below present the fully-phased in capital required to be considered “well-capitalized” and meet the regulatory capital conservation buffer requirement as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for Territorial Savings Bank and the Company at June 30, 2020 and December 31, 2019:

(Dollars in thousands)	Required Ratio	Actual Amount	Actual Ratio
June 30, 2020:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$236,935	11.37%
Territorial Bancorp Inc.		$251,888	12.08%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$236,935	24.94%
Territorial Bancorp Inc.		$251,888	26.51%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$236,935	24.94%
Territorial Bancorp Inc.		$251,888	26.51%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$241,297	25.40%
Territorial Bancorp Inc.		$256,250	26.96%

December 31, 2019:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$227,507	10.92%
Territorial Bancorp Inc.		$251,558	12.06%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$227,507	23.31%
Territorial Bancorp Inc.		$251,558	25.77%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$227,507	23.31%
Territorial Bancorp Inc.		$251,558	25.77%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$230,304	23.59%
Territorial Bancorp Inc.		$254,355	26.06%
(1)	The required Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios are based on the 2.50% capital conservation buffer that became effective on January 1, 2019.

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

At June 30, 2020 and December 31, 2019, the Bank’s capital ratios exceeded the minimum capital thresholds for a “well-capitalized” institution. There are no conditions or events that have changed the institution’s category under the capital guidelines.

Depending on the amount of dividends to be paid, the Bank is required to either notify or make application to the Federal Reserve Bank before dividends are paid to the Company.

Legislation enacted in 2018 requires the federal banking agencies, including the Federal Reserve Board, to establish a “community bank leverage ratio” between 8% to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion. Institutions with capital meeting the specified requirements and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk based requirements. The federal regulators have adopted 9% as the applicable ratio, effective March 31, 2020, and reduced the ratio to 8% in response to the effects of COVID-19. We have not adopted the alternative framework, with the applicable regulatory requirements.

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

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments. Except for a decrease of $61.5 million in certificates of deposit and an increase of $7.0 million in loan commitments between December 31, 2019 and June 30, 2020, there have not been any material changes in our contractual obligations and funding needs since December 31, 2019.

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

Because we have historically operated as a traditional thrift institution, the significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit inflows, cash balances at the Federal Reserve Bank, loan and security repayments, advances from the Federal Home Loan Bank, our capital, proceeds from securities sold under agreements to repurchase and proceeds from loan and security sales. In addition, there is little demand for adjustable-rate mortgage loans in the Hawaii market area. This has resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets. We sold $12.3 million and $2.5 million of fixed-rate mortgage loans during the six months ended June 30, 2020 and 2019, respectively, to reduce our interest rate risk.

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

The following table presents our internal calculations of the estimated changes in our EVE as of March 31, 2020 (the latest date for which we have available information) that would result from the designated instantaneous changes in the interest rate yield curve.

					Increase
					(Decrease) in
		Estimated		EVE Ratio as a	EVE Ratio as a
Change in		Increase		Percent of	Percent of
Interest Rates	Estimated EVE	(Decrease) in	Percentage	Present Value	Present Value of
(bp) (1)	(2)	EVE	Change in EVE	of Assets (3)(4)	Assets (3)(4)
(Dollars in thousands)
+400	$159,477	$(132,697)	(45.42)%	9.17%	(4.41)%
+300	$206,691	$(85,483)	(29.26)%	11.19%	(2.39)%
+200	$256,510	$(35,664)	(12.21)%	13.07%	(0.51)%
+100	$291,595	$(579)	(0.20)%	14.08%	0.50%
0	$292,174	$—	—%	13.58%	—%
-100	$231,534	$(60,640)	(20.75)%	10.65%	(2.93)%
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Interest rates on Freddie Mac mortgage-backed securities have decreased by 29 basis points between March 31, 2020 and June 30, 2020. The decrease in mortgage interest rates is not expected to have a significant effect on estimated EVE.

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

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2020. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

Except as previously disclosed in our Form 10-Q for the period ended March 31, 2020 and in our Annual Report on Form 10-K for the period ended December 31, 2019 filed with the Securities and Exchange Commission, there have been no material changes to the risk factors.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)             Not applicable.

(b)             Not applicable.

(c)             Stock Repurchases. The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended June 30, 2020:

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average Price	Part of Publicly	That May Yet be
	of Shares	Paid per	Announced Plans or	Purchased Under the
Period	Purchased (1)	Share	Programs	Plans or Programs (2)
April 1, 2020 through April 30, 2020	98,769	$24.92	98,769	$—
May 1, 2020 through May 31, 2020	20,975	24.03	—	$—
June 1, 2020 through June 30, 2020	22,205	$25.34	—	$—

Total	141,949	$24.85	98,769	$—

______________________________

(1)	Includes shares acquired by the Company to settle the exercise price in connection with stock swap or net settlement transactions related to the exercise of stock options and to pay for taxes in connection with restricted stock vesting.
(2)	On June 6, 2019, the Company announced its ninth repurchase program. Under this share repurchase program, the Company is authorized to repurchase up to $5,000,000 of our common stock based on certain price assumptions. The Company completed its ninth share repurchase program on April 21, 2020.

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

101

The following materials from Territorial Bancorp Inc.’s Form 10-Q report for the quarter ended June 30, 2020, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

101.INS	Interactive datafile XBRL Instance Document
101.SCH	Interactive datafile XBRL Taxonomy Extension Schema Document
101.CAL	Interactive datafile XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Interactive datafile XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Interactive datafile XBRL Taxonomy Extension Label Linkbase
101.PRE	Interactive datafile XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL document and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRITORIAL BANCORP INC.
(Registrant)

Date: August 7, 2020	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and
Chief Executive Officer

Date: August 7, 2020	/s/ Melvin M. Miyamoto
Melvin M. Miyamoto
Senior Vice President and Chief Financial Officer