Form 10-Q
period 2020-09-30
Territorial Bancorp Inc.
filed 2020-11-09
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 9,513,867 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of October 31, 2020.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	September 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$237,498	$44,806
Investment securities available for sale, at fair value	3,959	8,628
Investment securities held to maturity, at amortized cost (fair value of $309,471 and $371,305 at September 30, 2020 and December 31, 2019, respectively)	292,528	363,883
Loans held for sale	834	470
Loans receivable, net	1,482,639	1,584,784
Federal Home Loan Bank stock, at cost	8,144	8,723
Federal Reserve Bank stock, at cost	3,145	3,128
Accrued interest receivable	7,214	5,409
Premises and equipment, net	4,937	4,370
Right-of-use asset, net	13,375	11,580
Bank-owned life insurance	45,720	45,113
Deferred income tax assets, net	3,290	2,619
Prepaid expenses and other assets	3,034	2,800
Total assets	$2,106,317	$2,086,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,662,706	$1,631,933
Advances from the Federal Home Loan Bank	141,000	156,000
Securities sold under agreements to repurchase	10,000	10,000
Accounts payable and accrued expenses	25,304	23,038
Lease liability	14,130	12,183
Income taxes payable	2,411	2,305
Advance payments by borrowers for taxes and insurance	4,108	6,964
Total liabilities	1,859,659	1,842,423

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 9,513,867 and 9,681,493 shares at September 30, 2020 and December 31, 2019, respectively	95	97
Additional paid-in capital	60,905	65,057
Unearned ESOP shares	(4,037)	(4,404)
Retained earnings	197,562	190,808
Accumulated other comprehensive loss	(7,867)	(7,668)
Total stockholders’ equity	246,658	243,890
Total liabilities and stockholders’ equity	$2,106,317	$2,086,313

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income:
Loans	$14,628	$15,864	$45,310	$47,475
Investment securities	2,264	2,865	7,654	8,583
Other investments	239	219	753	709
Total interest income	17,131	18,948	53,717	56,767

Interest expense:
Deposits	1,897	3,382	7,385	10,120
Advances from the Federal Home Loan Bank	724	973	2,448	2,425
Securities sold under agreements to repurchase	46	42	137	173
Total interest expense	2,667	4,397	9,970	12,718

Net interest income	14,464	14,551	43,747	44,049
Provision for loan losses	692	111	2,304	65

Net interest income after provision for loan losses	13,772	14,440	41,443	43,984

Noninterest income:
Service fees on loan and deposit accounts	728	504	1,716	1,427
Income on bank-owned life insurance	204	215	607	632
Gain on sale of investment securities	261	123	858	2,910
Gain on sale of loans	321	1,205	987	1,211
Other	63	55	171	635
Total noninterest income	1,577	2,102	4,339	6,815

Noninterest expense:
Salaries and employee benefits	5,346	5,586	16,294	17,002
Occupancy	1,701	1,610	4,972	4,780
Equipment	1,155	1,039	3,439	3,150
Federal deposit insurance premiums	138	1	212	288
Other general and administrative expenses	1,046	1,165	2,978	3,466
Total noninterest expense	9,386	9,401	27,895	28,686

Income before income taxes	5,963	7,141	17,887	22,113
Income taxes	1,645	1,775	4,805	5,163
Net income	$4,318	$5,366	$13,082	$16,950

Basic earnings per share	$0.47	$0.58	$1.43	$1.83
Diluted earnings per share	$0.47	$0.57	$1.42	$1.81
Cash dividends declared per common share	$0.23	$0.22	$0.69	$0.76
Basic weighted-average shares outstanding	9,104,079	9,212,119	9,144,463	9,184,741
Diluted weighted-average shares outstanding	9,134,089	9,295,729	9,201,882	9,309,420

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$4,318	$5,366	$13,082	$16,950

Change in unrealized (loss) gain on securities, net of tax	(4)	(21)	(199)	588
Other comprehensive (loss) gain, net of tax	(4)	(21)	(199)	588
Comprehensive income	$4,314	$5,345	$12,883	$17,538

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

						Accumulated
	Common		Additional	Unearned		Other	Total
	Shares	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Shares	Earnings	Loss	Equity
Balance at June 30, 2019	9,664,793	$97	$64,335	$(4,649)	$189,189	$(7,200)	$241,772

Net income	—	—	—	—	5,366	—	5,366
Other comprehensive loss	—	—	—	—	—	(21)	(21)
Cash dividends declared ($0.22 per share)	—	—	—	—	(2,035)	—	(2,035)
Share-based compensation	—	—	123	—	—	—	123
Allocation of 12,233 ESOP shares	—	—	227	123	—	—	350
Repurchase of shares of common stock	(11,071)	—	(321)	—	—	—	(321)
Exercise of options for common stock	21,200	—	368	—	—	—	368

Balances at September 30, 2019	9,674,922	$97	$64,732	$(4,526)	$192,520	$(7,221)	$245,602

Balances at December 31, 2018	9,645,955	$97	$65,090	$(4,893)	$182,594	$(7,809)	$235,079

Net income	—	—	—	—	16,950	—	16,950
Other comprehensive income	—	—	—	—	—	588	588
Adoption of lease accounting standard	—	—	—	—	(10)	—	(10)
Cash dividends declared ($0.76 per share)	—	—	—	—	(7,014)	—	(7,014)
Share-based compensation	6,541	—	494	—	—	—	494
Allocation of 36,699 ESOP shares	—	—	661	367	—	—	1,028
Repurchase shares of common stock	(180,944)	(2)	(5,042)	—	—	—	(5,044)
Exercise of options for common stock	203,370	2	3,529	—	—	—	3,531

Balances at September 30, 2019	9,674,922	$97	$64,732	$(4,526)	$192,520	$(7,221)	$245,602

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

						Accumulated
	Common		Additional	Unearned		Other	Total
	Shares	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Shares	Earnings	Loss	Equity
Balance at June 30, 2020	9,513,867	$95	$60,606	$(4,159)	$195,348	$(7,863)	$244,027

Net income	—	—	—	—	4,318	—	4,318
Other comprehensive loss	—	—	—	—	—	(4)	(4)
Cash dividends declared ($0.23 per share)	—	—	—	—	(2,104)	—	(2,104)
Share-based compensation	—	—	157	—	—	—	157
Allocation of 12,233 ESOP shares	—	—	142	122	—	—	264

Balances at September 30, 2020	9,513,867	$95	$60,905	$(4,037)	$197,562	$(7,867)	$246,658

Balances at December 31, 2019	9,681,493	$97	$65,057	$(4,404)	$190,808	$(7,668)	$243,890

Net income	—	—	—	—	13,082	—	13,082
Other comprehensive loss	—	—	—	—	—	(199)	(199)
Cash dividends declared ($0.69 per share)	—	—	—	—	(6,328)	—	(6,328)
Share-based compensation	18,875	—	523	—	—	—	523
Allocation of 36,699 ESOP shares	—	—	538	367	—	—	905
Repurchase of shares of common stock	(268,328)	(3)	(6,633)	—	—	—	(6,636)
Exercise of options for common stock	81,827	1	1,420	—	—	—	1,421

Balances at September 30, 2020	9,513,867	$95	$60,905	$(4,037)	$197,562	$(7,867)	$246,658

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income	$13,082	$16,950
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	2,304	65
Depreciation and amortization	899	876
Deferred income tax (benefit) expense	(599)	874
Amortization of fees, discounts, and premiums, net	(228)	(419)
Amortization of right-of-use asset	2,238	2,076
Origination of loans held for sale	(22,605)	(3,845)
Proceeds from sales of loans held for sale	22,822	3,631
Gain on sale of loans, net	(987)	(1,211)
Gain on sale of investment securities available for sale	(290)	(153)
Gain on sale of investment securities held to maturity	(568)	(2,757)
Net gain on disposal of premises and equipment	(4)	—
ESOP expense	905	1,028
Share-based compensation expense	523	494
Increase in accrued interest receivable	(1,805)	(220)
Net increase in bank-owned life insurance	(607)	(631)
Net (increase) decrease in prepaid expenses and other assets	(96)	54
Net increase in accounts payable and accrued expenses	2,080	245
Net decrease in lease liability	(2,146)	(2,000)
Net decrease in advance payments by borrowers for taxes and insurance	(2,856)	(3,087)
Net increase (decrease) in income taxes payable	106	(232)

Net cash from operating activities	12,168	11,738

Cash flows from investing activities:
Purchases of investment securities held to maturity	—	(7,845)
Principal repayments on investment securities held to maturity	71,118	28,043
Principal repayments on investment securities available for sale	1,013	917
Proceeds from sale of investment securities held to maturity	10,429	3,527
Proceeds from sale of investment securities available for sale	3,668	5,117
Principal repayments on loans receivable, net of loan originations	90,780	(47,118)
Purchases of Federal Home Loan Bank stock	(21)	(21,642)
Proceeds from redemption of Federal Home Loan Bank stock	600	19,896
Purchases of Federal Reserve Bank stock	(17)	(14)
Proceeds from bank-owned life insurance	—	788
Purchases of premises and equipment	(1,466)	(383)
Proceeds from disposals of premises and equipment	4	—

Net cash from investing activities	176,108	(18,714)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from financing activities:
Net increase (decrease) in deposits	$30,773	$(23,970)
Proceeds from advances from the Federal Home Loan Bank	—	539,100
Repayments of advances from the Federal Home Loan Bank	(15,000)	(497,400)
Proceeds from securities sold under agreements to repurchase	5,000	—
Repayments of securities sold under agreements to repurchase	(5,000)	(20,000)
Purchases of Fed Funds	10	10
Sales of Fed Funds	(10)	(10)
Proceeds from issuance of common stock	—	170
Repurchases of common stock	(5,000)	(1,597)
Cash dividends paid	(6,357)	(6,980)

Net cash from financing activities	4,416	(10,677)

Net increase (decrease) in cash and cash equivalents	192,692	(17,653)

Cash and cash equivalents at beginning of the period	44,806	47,063

Cash and cash equivalents at end of the period	$237,498	$29,410

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$10,268	$12,772
Income taxes	6,208	4,521

Supplemental disclosure of noncash investing and financing activities:
Company stock acquired through stock swap and net settlement transactions	$1,421	$3,361
Company stock repurchased through stock swap and net settlement transactions	1,636	3,447
Loans receivable transferred to held for sale	—	29,229
Loans securitized into investment securities	9,431	30,145
Dividends declared, not yet paid	(29)	34
Establishment of right-of-use asset, net of incentives	4,033	13,254
Establishment of lease liability	4,093	13,733
Transfer of securities from held-to-maturity to available-for-sale	—	11,390

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

(4)      Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Cash and due from banks	$10,873	$9,571
Interest-earning deposits in other banks	226,625	35,235
Cash and cash equivalents	$237,498	$44,806

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank of San Francisco.

(5)      Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2020:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$3,534	$425	$—	$3,959
Total	$3,534	$425	$—	$3,959

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$292,528	$16,945	$(2)	$309,471
Total	$292,528	$16,945	$(2)	$309,471

December 31, 2019:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$7,905	$723	$—	$8,628
Total	$7,905	$723	$—	$8,628

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$363,883	$8,436	$(1,014)	$371,305
Total	$363,883	$8,436	$(1,014)	$371,305

The amortized cost and estimated fair value of investment securities by maturity date at September 30, 2020 are shown below. Incorporated in the maturity schedule are mortgage-backed securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Available-for-sale:
Due within 5 years	$—	$—
Due after 5 years through 10 years	—	—
Due after 10 years	3,534	3,959
Total	$3,534	$3,959

Held-to-maturity:
Due within 5 years	$—	$—
Due after 5 years through 10 years	62	61
Due after 10 years	292,466	309,410
Total	$292,528	$309,471

Realized gains and losses and the proceeds from sales of held-to-maturity and available-for-sale securities are shown in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Proceeds from sales	$5,737	$4,308	$14,097	$8,644
Gross gains	261	123	858	2,910
Gross losses	—	—	—	—

During the nine months ended September 30, 2020, the Company sold $9.9 million of held-to-maturity mortgage-backed securities and recorded a gain of $568,000. During the nine months ended September 30, 2019, the Company sold its $75,000 investment in its trust preferred security, PreTSL XXIII, and recorded a gain of $2.7 million and sold $746,000 of held-to-maturity mortgage-backed securities and recorded a gain of $40,000. The sale of the trust preferred security, which had a significant deterioration in the issuer’s credit rating, and the sale of the mortgage-backed securities, for which the Company had already collected a substantial portion of the outstanding purchased principal (at least 85%), were in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and do not taint management’s assertion of its intent to hold the remaining securities in the held-to-maturity portfolio to maturity.

During the nine months ended September 30, 2020, the Company sold $3.4 million of available-for-sale mortgage-backed securities and recorded a gain of $290,000. During the nine months ended September 30, 2019, the Company sold $5.0 million of available-for-sale mortgage-backed securities and recorded a gain of $153,000.

As of January 1, 2019, the Company transferred securities with an amortized cost of $11.4 million from held-to-maturity to available-for-sale with the adoption of ASU 2017-12 on derivatives and hedging.

Investment securities with amortized costs of $217.5 million and $188.9 million at September 30, 2020 and December 31, 2019, respectively, were pledged to secure deposits made by state and local governments, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities that were in an unrealized loss position at September 30, 2020 and December 31, 2019. The Company does not intend to sell held-to-maturity and available-for-sale securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
September 30, 2020:
Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$958	$(1)	$4	$(1)	6	$962	$(2)

December 31, 2019:
Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$55,882	$(302)	$34,492	$(712)	30	$90,374	$(1,014)

Mortgage-Backed Securities. The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates subsequent to purchase. All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2020 and December 31, 2019.

During the nine months ended September 30, 2020, the Company securitized fixed-rate first mortgage loans with a book value of $9.4 million into Freddie Mac mortgage-backed securities to increase liquidity. The securitization transaction increased investment securities and lowered loans receivable. The securitization transaction was accounted for by recording the mortgage-backed securities at a fair value of $9.8 million in accordance with the Transfers and Servicing topic of the FASB ASC. Mortgage servicing assets of $78,000 were also recorded on the transaction and a net gain of $377,000 was recognized on the securitization and recorded in gain on sale of loans in the consolidated statements of income.

(6)      Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Real estate loans:
First mortgages:
One- to four-family residential	$1,436,900	$1,536,781
Multi-family residential	8,897	9,965
Construction, commercial and other	22,250	23,382
Home equity loans and lines of credit	9,704	10,084
Total real estate loans	1,477,751	1,580,212
Other loans:
Loans on deposit accounts	272	235
Consumer and other loans	11,475	9,484
Total other loans	11,747	9,719
Less:
Net unearned fees and discounts	(1,917)	(2,435)
Allowance for loan losses	(4,942)	(2,712)
Total unearned fees, discounts and allowance for loan losses	(6,859)	(5,147)
Loans receivable, net	$1,482,639	$1,584,784

The table below presents the activity in the allowance for loan losses by portfolio segment:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended September 30, 2020:
Balance, beginning of period	$3,020	$459	$1	$197	$579	$4,256
Provision (reversal of provision) for loan losses	988	(2)	—	(21)	(273)	692
	4,008	457	1	176	306	4,948
Charge-offs	—	—	—	(6)	—	(6)
Recoveries	—	—	—	—	—	—
Net charge-offs	—	—	—	(6)	—	(6)
Balance, end of period	$4,008	$457	$1	$170	$306	$4,942

Nine months ended September 30, 2020:
Balance, beginning of period	$1,741	$511	$1	$54	$405	$2,712
Provision (reversal of provision) for loan losses	2,267	(54)	(10)	200	(99)	2,304
	4,008	457	(9)	254	306	5,016
Charge-offs	—	—	—	(86)	—	(86)
Recoveries	—	—	10	2	—	12
Net recoveries (charge-offs)	—	—	10	(84)	—	(74)
Balance, end of period	$4,008	$457	$1	$170	$306	$4,942

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended September 30, 2019:
Balance, beginning of period	$1,769	$411	$1	$44	$391	$2,616
(Reversal of provision) provision for loan losses	(11)	90	—	15	17	111
	1,758	501	1	59	408	2,727
Charge-offs	—	—	—	(5)	—	(5)
Recoveries	—	—	—	2	—	2
Net charge-offs	—	—	—	(3)	—	(3)
Balance, end of period	$1,758	$501	$1	$56	$408	$2,724

Nine months ended September 30, 2019:
Balance, beginning of period	$1,797	$443	$1	$47	$354	$2,642
(Reversal of provision) provision for loan losses	(57)	58	—	10	54	65
	1,740	501	1	57	408	2,707
Charge-offs	—	—	—	(21)	—	(21)
Recoveries	18	—	—	20	—	38
Net recoveries (charge-offs)	18	—	—	(1)	—	17
Balance, end of period	$1,758	$501	$1	$56	$408	$2,724

Management considers the allowance for loan losses at September 30, 2020 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions at that date. While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings. In addition, as an integral part of their examination process, the bank regulators periodically review the allowance for loan losses and may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

The loan loss provision for the nine months ended September 30, 2020 was $2.3 million compared to $65,000 for the nine months ended September 30, 2019. The increase in the loan loss provision occurred primarily from an increase in the qualitative factors used to calculate the allowance for loan losses. The qualitative factors increased because Hawaii’s unemployment rate increased due to layoffs that resulted from government mandates to minimize the spread of COVID-19.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
September 30, 2020:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	4,008	457	1	170	306	4,942
Total ending allowance balance	$4,008	$457	$1	$170	$306	$4,942

Loans:
Ending loan balance:
Individually evaluated for impairment	$2,732	$—	$23	$—	$—	$2,755
Collectively evaluated for impairment	1,441,193	22,191	9,682	11,760	—	1,484,826
Total ending loan balance	$1,443,925	$22,191	$9,705	$11,760	$—	$1,487,581

December 31, 2019:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,741	511	1	54	405	2,712
Total ending allowance balance	$1,741	$511	$1	$54	$405	$2,712

Loans:
Ending loan balance:
Individually evaluated for impairment	$1,224	$—	$89	$—	$—	$1,313
Collectively evaluated for impairment	1,543,125	23,326	9,997	9,735	—	1,586,183
Total ending loan balance	$1,544,349	$23,326	$10,086	$9,735	$—	$1,587,496

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

		Unpaid
	Recorded	Principal
(Dollars in thousands)	Investment	Balance
September 30, 2020:
With no related allowance recorded:
One- to four-family residential mortgages	$2,732	$3,164
Home equity loans and lines of credit	23	32
Total	$2,755	$3,196

December 31, 2019:
With no related allowance recorded:
One- to four-family residential mortgages	$1,224	$1,615
Home equity loans and lines of credit	89	178
Total	$1,313	$1,793

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
2020:
With no related allowance recorded:
One- to four-family residential mortgages	$2,745	$8	$2,770	$25
Home equity loans and lines of credit	24	—	25	—
Total	$2,769	$8	$2,795	$25

2019:
With no related allowance recorded:
One- to four-family residential mortgages	$1,364	$8	$1,391	$25
Home equity loans and lines of credit	96	—	100	—
Total	$1,460	$8	$1,491	$25

There were no loans individually evaluated for impairment with a related allowance for loan loss as of September 30, 2020 or December 31, 2019. Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they are written down to fair value at the time of impairment.

The Company had eight nonaccrual loans with a book value of $2.2 million as of September 30, 2020 and six nonaccrual loans with a book value of $736,000 as of December 31, 2019. The Company collected interest on nonaccrual loans of $40,000 and $51,000 during the nine months ended September 30, 2020 and 2019, respectively, but due to accounting and regulatory requirements, the Company recorded the interest as a reduction of principal. The Company would have recognized additional interest income of $68,000 and $51,000 during the nine months ended September 30, 2020 and 2019, respectively, had the loans been accruing interest. The Company did not have any loans 90 days or more past due and still accruing interest as of September 30, 2020. At December 31, 2019, the Company had one loan for $1,000 that was 90 days or more past due and still accruing interest.

The table below presents the aging of loans and accrual status by class of loans, net of unearned fees and discounts:

								Loans
								90 Days
								or More
	30 - 59	60 - 89	90 Days or					Past Due
	Days Past	Days Past	More	Total Past	Loans Not	Total	Nonaccrual	and Still
(Dollars in thousands)	Due	Due	Past Due	Due	Past Due	Loans	Loans	Accruing
September 30, 2020:
One- to four-family residential mortgages	$—	$140	$122	$262	$1,434,781	$1,435,043	$2,163	$—
Multi-family residential mortgages	—	—	—	—	8,882	8,882	—	—
Construction, commercial and other mortgages	—	—	—	—	22,191	22,191	—	—
Home equity loans and lines of credit	—	23	—	23	9,682	9,705	23	—
Loans on deposit accounts	—	—	—	—	272	272	—	—
Consumer and other	6	—	—	6	11,482	11,488	—	—

Total	$6	$163	$122	$291	$1,487,290	$1,487,581	$2,186	$—

December 31, 2019:
One- to four-family residential mortgages	$—	$959	$—	$959	$1,533,446	$1,534,405	$647	$—
Multi-family residential mortgages	—	—	—	—	9,944	9,944	—	—
Construction, commercial and other mortgages	—	—	—	—	23,326	23,326	—	—
Home equity loans and lines of credit	—	26	—	26	10,060	10,086	89	—
Loans on deposit accounts	—	—	—	—	235	235	—	—
Consumer and other	33	1	1	35	9,465	9,500	—	1

Total	$33	$986	$1	$1,020	$1,586,476	$1,587,496	$736	$1

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

There were no loans modified in a troubled debt restructuring during the nine months ended September 30, 2020 or 2019. There were no new troubled debt restructurings within the 12 months ended September 30, 2020 or 2019 that subsequently defaulted.

The table below summarizes troubled debt restructurings by class of loans:

	Number of	Accrual	Number of	Nonaccrual
(Dollars in thousands)	Loans	Status	Loans	Status	Total
September 30, 2020:
One- to four-family residential mortgages	3	$568	2	$481	$1,049
Total	3	$568	2	$481	$1,049

December 31, 2019:
One- to four-family residential mortgages	3	$577	2	$525	$1,102
Home equity loans and lines of credit	—	—	1	64	64
Total	3	$577	3	$589	$1,166

There were no delinquent troubled debt restructurings as of September 30, 2020 or December 31, 2019. Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers. At September 30, 2020, we had no commitments to lend any additional funds to these borrowers.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was passed by Congress and signed into law by the President on March 27, 2020. The CARES Act provides relief to financial institutions from categorizing eligible loan modifications as troubled debt restructurings over the remaining life of the modified loan. In addition, Interagency Statements were issued on March 22, 2020 and April 7, 2020 by bank regulatory agencies to encourage financial institutions to work prudently with borrowers who may be unable to meet their contractual payment obligations because of the effects of COVID-19. The Company will be using the provisions of the CARES Act and the Interagency Statements to account for the loans receiving modifications.

The Company has granted loan deferrals to borrowers who have been affected by COVID-19.  As of September 30, 2020, the Company granted loan deferrals on $146.2 million of loans, which represent 9.9% of total loans receivable.  $140.9 million of these loan deferrals consist of one- to four-family residential mortgage loans, which represent 9.5% of the total loans receivable.  The Company believes these loans are currently well secured as the ratio of the current loan balance to the current tax-assessed value of the property securing these mortgage loans averages 54.9%.  One- to four-family residential mortgage loans represent 96.9% of the Company’s total loan portfolio balance.  All of our residential mortgage loans are secured by real estate in Hawaii.  The Company believes that the total one- to four-family residential mortgage loans are also well-secured as the ratio of the current loan balance to the current tax-assessed value of the property securing these loans averages 45.5%.  The Company has also granted loan deferrals of $5.3 million on other non-residential mortgage loans, which represent 0.4% of the total balance of loans receivable.  The loans on which the Company has granted loan deferrals are included in the ALLL calculation.  Loans performing under a loan deferral agreement are not contractually past due and are excluded from the past due statistics above.

The Company had no real estate owned as of September 30, 2020 or December 31, 2019. There were no loans in the process of foreclosure at September 30, 2020 and December 31, 2019.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the nine months ended September 30, 2020 and 2019, the Company sold mortgage loans held for sale with principal balances of $22.3 million and $3.6 million, respectively, and recognized gains of $610,000 and $18,000, respectively. The Company had two loans held for sale totaling $834,000 at September 30, 2020 and one loan held for sale for $470,000 at December 31, 2019.

During the nine months ended September 30, 2020, the Company securitized fixed-rate first mortgage loans with a book value of $9.4 million and received mortgage-backed securities with a fair market value of $9.8 million. The

Company retained the servicing of these loans and recorded mortgage servicing assets with a fair market value of $78,000. A net gain of $377,000 was recognized on the transaction.

The Company serviced loans for others with principal balances of $62.7 million at September 30, 2020 and $65.1 million at December 31, 2019. Of these amounts, $40.1 million and $37.8 million of loan balances relate to securitizations for which the Company continues to hold the related mortgage-backed securities at September 30, 2020 and December 31, 2019, respectively. The amount of contractually specified servicing fees earned for the nine months ended September 30, 2020 and 2019 was $134,000 and $71,000, respectively. The amount of contractually specified servicing fees earned for the three months ended September 30, 2020 and 2019 was $43,000 and $31,000, respectively. The fees are reported in service fees on loan and deposit accounts in the consolidated statements of income.

(7)      Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset. Securities sold under agreements to repurchase are summarized as follows:

	September 30, 2020		December 31, 2019
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
1 year or less	$—	—%	$5,000	1.65%
Over 4 year to 5 years	10,000	1.81	5,000	1.88
Total	$10,000	1.81%	$10,000	1.77%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at September 30, 2020. The amount at risk is the greater of the carrying value or fair value over the repurchase liability and refers to the potential loss to the Company if the secured lender fails to return the security at the maturity date of the agreement. All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government-sponsored enterprises. The repurchase liability cannot exceed 90% of the fair value of securities pledged. In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$10,001	$10,994	$10,000	$994	51

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
September 30, 2020:
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

The components of net periodic benefit cost were as follows:

	SERP		SERP
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Net periodic benefit cost for the period:
Service cost	$22	$26	$66	$77
Interest cost	43	41	130	122
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized actuarial loss	—	—	—	—
Recognized curtailment loss	—	—	—	—
Net periodic benefit cost	$65	$67	$196	$199

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity. The shares committed to be released are considered outstanding for earnings per share computations. Compensation expense recognized for the three months ended September 30, 2020 and 2019 amounted to $264,000 and $350,000, respectively. Compensation expense recognized for the nine months ended September 30, 2020 and 2019 amounted to $905,000 and $1.0 million, respectively.

Shares held by the ESOP trust were as follows:

	September 30,	December 31,
	2020	2019
Allocated shares	495,070	466,807
Unearned shares	403,698	440,397
Total ESOP shares	898,768	907,204
Fair value of unearned shares, in thousands	$8,167	$13,626

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits. For the three months ended September 30, 2020 and 2019, we accrued $5,000 and $67,000, respectively, for the ESOP restoration plan. For the nine months ended September 30, 2020 and 2019, we accrued $79,000 and $246,000, respectively, for the ESOP restoration plan.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Compensation expense	$157	$123	$523	$494
Income tax benefit	43	33	143	135

Shares of our common stock issued under the 2010 Equity Incentive Plan shall come from authorized shares. The maximum number of shares that will be awarded under the plan will be 1,862,637 shares.

Stock Options

The table below presents the stock option activity for the nine months ended September 30, 2020 and 2019:

		Weighted		Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (years)	(in thousands)
Options outstanding at December 31, 2019	116,409	$17.53	0.72	$1,562
Granted	—	—	—	—
Exercised	81,827	17.36	—	725
Forfeited	—	—	—	—
Expired	31,497	—	—	—
Options outstanding at September 30, 2020	3,085	$23.62	1.92	$(11)

Options outstanding at December 31, 2018	337,654	$17.51	1.74	$2,859
Granted	—	—	—	—
Exercised	203,370	17.36	—	2,282
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at September 30, 2019	134,284	$17.74	1.10	$1,455

Options vested and exercisable at September 30, 2020	3,085	$23.62	1.92	$(11)

The following summarizes certain stock option activity of the Company:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Intrinsic value of stock options exercised	$—	$251	$725	$2,282
Proceeds received from stock options exercised	—	368	1,421	3,531
Tax benefits realized from stock options exercised	—	60	158	484
Total fair value of stock options that vested	—	—	—	—

During the nine months ended September 30, 2020, we issued 27,194 shares of common stock, net, in exchange for 81,827 stock options and 54,633 shares of common stock. Pursuant to the provisions of our equity incentive plan, optionees are permitted to use the value of our common stock they own in a net settlement to pay the exercise price of stock options.

As of September 30, 2020, the Company had no unrecognized compensation costs related to the stock option plan.

Restricted Stock

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant. Unvested restricted stock may not be disposed of or transferred during the vesting period. Restricted stock carries the right to receive dividends, although dividends attributable to restricted stock are retained by the Company until the shares vest, at which time they are paid to the award recipient. Unvested restricted stock that is time-based contain nonforfeitable dividend rights.  Accrued dividends on restricted stock that do not vest based on performance or market conditions are forfeited.

The table below presents the restricted stock activity:

		Weighted
		Average Grant
	Restricted	Date Fair
	Stock	Value
Unvested at December 31, 2019	20,249	$28.78
Granted	13,444	21.05
Vested	9,998	29.16
Forfeited	—	—
Unvested at September 30, 2020	23,695	$24.24

Unvested at December 31, 2018	16,424	$30.26
Granted	10,366	27.30
Vested	6,541	30.14
Forfeited	—	—
Unvested at September 30, 2019	20,249	$28.78

During the nine months ended September 30, 2020, the Company issued 13,444 shares of restricted stock to certain members of executive management under the 2019 Equity Incentive Plan. The fair value of the restricted stock is based on the value of the Company’s stock on the date of grant. Restricted stock will vest over three years from the date of grant.

As of September 30, 2020, the Company had $410,000 of unrecognized compensation costs related to restricted stock.

During the nine months ended September 30, 2020, the Company issued 16,129 performance-based restricted stock units (PRSUs) to certain members of executive management under the 2019 Equity Incentive Plan. These PRSUs will vest in the first quarter of 2023 after our Compensation Committee determines whether a performance condition that compares the Company’s return on average equity to the SNL Bank Index is achieved. Depending on the Company’s performance, the actual number of these PRSUs that are issued at the end of the vesting period can vary between 0% and 150% of the target award. For the PRSUs, an estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized.  This estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period.

The table below presents the PRSUs that will vest on a performance condition:

	Performance-
	Based Restricted
	Stock Units	Weighted
	Based on a	Average Grant
	Performance	Date Fair
	Condition	Value
Unvested at December 31, 2019	35,976	$29.16
Granted	16,129	21.05
Vested	7,680	29.53
Forfeited	3,840	29.53
Unvested at September 30, 2020	40,585	$25.83

Unvested at December 31, 2018	23,538	$30.14
Granted	12,438	27.30
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2019	35,976	$29.16

The fair value of these PRSUs is based on the fair value of the Company’s stock on the date of grant. As of September 30, 2020, the Company had $428,000 of unrecognized compensation costs related to these PRSUs. Performance will be measured over a three-year performance period and will be cliff vested.

During the nine months ended September 30, 2020, the Company issued 4,032 of PRSUs to certain members of executive management under the 2019 Equity Incentive Plan. These PRSUs will vest in the first quarter of 2023 after our Compensation Committee determines whether a market condition that compares the Company’s total stock return to the SNL Bank Index is achieved. The number of shares that will be expensed will not be adjusted for performance. The fair value of these PRSUs is based on a Monte Carlo valuation of the Company’s stock on the date of grant. The assumptions which were used in the Monte Carlo valuation of the PRSUs are:

Grant date: March 12, 2020

Performance period: January 1, 2020 to December 31, 2022

2.80 year risk-free rate on grant date: 0.56%

December 31, 2019 closing price: $30.94

Closing stock price on the date of grant: $21.05

Annualized volatility (based on 2.82 year historical volatility as of the grant date): 18.02%

The table below presents the PRSUs that will vest on a market condition:

	Performance-
	Based Restricted	Monte Carlo
	Stock Units	Valuation of
	Based on a	the Company's
	Market Condition	Stock
Unvested at December 31, 2019	8,994	$25.74
Granted	4,032	22.16
Vested	1,197	24.44
Forfeited	1,682	24.44
Unvested at September 30, 2020	10,147	$24.69

Unvested at December 31, 2018	5,884	$26.42
Granted	3,110	24.45
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2019	8,994	$25.74

As of September 30, 2020, the Company had $90,000 of unrecognized compensation costs related to the PRSUs that are based on a market condition. Performance will be measured over a three-year performance period and will be cliff vested.

(12)    Earnings Per Share

Holders of unvested restricted stock accrue dividends at the same rate as common shareholders and they both share equally in undistributed earnings. Unvested restricted stock awards that are time-based contain nonforfeitable rights to dividends or dividend equivalents and are considered to be participating securities in the earnings per share computation using the two-class method. Under the two-class method, earnings are allocated to common shareholders and participating securities according to their respective rights to earnings. Unvested restricted stock awards that vest based on performance or market conditions are not considered to be participating securities in the earnings per share calculation because accrued dividends on shares that do not vest are forfeited.

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Net income	$4,318	$5,366	$13,082	$16,950
Income allocated to participating securities	(23)	(38)	(47)	(112)
Net income available to common shareholders	$4,295	$5,328	$13,035	$16,838

Weighted-average number of shares used in:
Basic earnings per share	9,104,079	9,212,119	9,144,463	9,184,741
Dilutive common stock equivalents:
Stock options and restricted stock units	30,010	83,610	57,419	124,679
Diluted earnings per share	9,134,089	9,295,729	9,201,882	9,309,420

Net income per common share, basic	$0.47	$0.58	$1.43	$1.83
Net income per common share, diluted	$0.47	$0.57	$1.42	$1.81

(13)    Other Comprehensive Income and Loss

The table below presents the changes in the components of accumulated other comprehensive income and loss, net of taxes:

	Unfunded	Unrealized
	Pension	(Gain)/Loss on
(Dollars in thousands)	Liability	Securities	Total
Three months ended September 30, 2020
Balances at beginning of period	$8,178	$(315)	$7,863
Other comprehensive loss, net of taxes	—	4	4
Amounts reclassified from other comprehensive income, net of taxes	—	—	—
Net current period other comprehensive loss	—	4	4
Balances at end of period	$8,178	$(311)	$7,867

Three months ended September 30, 2019
Balances at beginning of period	$7,721	$(521)	$7,200
Other comprehensive income, net of taxes	—	(70)	(70)
Amounts reclassified from other comprehensive income, net of taxes	—	91	91
Net current period other comprehensive loss	—	21	21
Balances at end of period	$7,721	$(500)	$7,221

Nine months ended September 30, 2020
Balances at beginning of period	$8,178	$(510)	$7,668
Other comprehensive income, net of taxes	—	(22)	(22)
Amounts reclassified from other comprehensive income, net of taxes	—	221	221
Net current period other comprehensive loss	—	199	199
Balances at end of period	$8,178	$(311)	$7,867

Nine months ended September 30, 2019
Balances at beginning of period	$7,721	$88	$7,809
Other comprehensive income, net of taxes	—	(711)	(711)
Amounts reclassified from other comprehensive income, net of taxes	—	123	123
Net current period other comprehensive income	—	(588)	(588)
Balances at end of period	$7,721	$(500)	$7,221

The table below presents the tax effect on each component of accumulated other comprehensive income and loss:

	Three Months Ended September 30,
	2020			2019
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unrealized loss (gain) on securities	$5	$(1)	$4	$(95)	$25	$(70)
Amount reclassified from other comprehensive income	—	—	—	123	(32)	91
Total	$5	$(1)	$4	$28	$(7)	$21

	Nine Months Ended September 30,
	2020			2019
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unrealized gain on securities	$(30)	$8	$(22)	$(969)	$258	$(711)
Amount reclassified from other comprehensive income	301	(80)	221	167	(44)	123
Total	$271	$(72)	$199	$(802)	$214	$(588)

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

Revenue from contracts with customers is reported in service fees on loan and deposit accounts and in other noninterest income in the consolidated statements of income. The table below reconciles the revenue from contracts with customers and other revenue reported in those line items:

	Service Fees on
	Loan and Deposit
(Dollars in thousands)	Accounts	Other	Total
Three months ended September 30, 2020
Revenue from contracts with customers	$275	$35	$310
Other revenue	453	28	481
Total	$728	$63	$791

Three months ended September 30, 2019
Revenue from contracts with customers	$347	$37	$384
Other revenue	157	18	175
Total	$504	$55	$559

Nine months ended September 30, 2020
Revenue from contracts with customers	$918	$88	$1,006
Other revenue	798	83	881
Total	$1,716	$171	$1,887

Nine months ended September 30, 2019
Revenue from contracts with customers	$1,047	$137	$1,184
Other revenue	380	498	878
Total	$1,427	$635	$2,062

(15)    Leases

The Company leases most of its premises and some vehicles and equipment under operating leases expiring on various dates through 2030. The majority of lease agreements relate to real estate and generally provide that the Company pay taxes, insurance, maintenance and certain other operating expenses applicable to the leased premises. Variable lease components and nonlease components are not included in the Company’s computation of the right-of-use (ROU) asset or lease liability. The Company also does not include short-term leases in the computation of the ROU asset or lease liability. Short-term leases are leases with a term at commencement of 12 months or less. Short-term lease expense is recorded on a straight-line basis over the term of the lease. Lease agreements do not contain any residual value guarantees or restrictive covenants.

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

The table below presents lease costs and other information for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Lease Costs:
Operating lease costs	$878	$777	$2,509	$2,342
Short-term lease costs	5	21	17	37
Variable lease costs	38	40	115	93
Total lease costs	$921	$838	$2,641	$2,472

Cash paid for amounts included in measurement of lease liabilities	$808	$721	$2,414	$2,266
ROU assets obtained in exchange for new operating lease liabilities	$2,247	$246	$4,033	$13,254

At September 30, 2020, future minimum rental commitments under noncancellable operating leases are as follows:

(Dollars in thousands)
2020	$820
2021	2,974
2022	2,690
2023	2,339
2024	2,060
Thereafter	4,294
Total	15,177
Less present value discount	1,047
Present value of leases	$14,130

The table below presents other lease related information:

	September 30,	September 30,
	2020	2019
Weighted-average remaining lease term (years)	6.00	6.23
Weighted-average discount rate	2.45%	2.90%

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2020
Assets
Cash and cash equivalents	$237,498	$237,498	$237,498	$—	$—
Investment securities available for sale	3,959	3,959	—	3,959	—
Investment securities held to maturity	292,528	309,471	—	309,471	—
Loans held for sale	834	870	—	870	—
Loans receivable, net	1,482,639	1,562,422	—	—	1,562,422
FHLB stock	8,144	8,144	—	8,144	—
FRB stock	3,145	3,145	—	3,145	—
Accrued interest receivable	7,214	7,214	19	794	6,401
Interest rate contracts	60	60	—	60	—

Liabilities
Deposits	1,662,706	1,667,045	—	1,285,438	381,607
Advances from the Federal Home Loan Bank	141,000	145,623	—	145,623	—
Securities sold under agreements to repurchase	10,000	10,484	—	10,484	—
Accrued interest payable	99	99	—	48	51
Interest rate contracts	60	60	—	60	—

December 31, 2019
Assets
Cash and cash equivalents	$44,806	$44,806	$44,806	$—	$—
Investment securities available for sale	8,628	8,628	—	8,628	—
Investment securities held to maturity	363,883	371,305	—	371,305	—
Loans held for sale	470	480	—	480	—
Loans receivable, net	1,584,784	1,627,903	—	—	1,627,903
FHLB stock	8,723	8,723	—	8,723	—
FRB stock	3,128	3,128	—	3,128	—
Accrued interest receivable	5,409	5,409	32	952	4,425
Interest rate contracts	5	5	—	5	—

Liabilities
Deposits	1,631,933	1,632,741	—	1,167,990	464,751
Advances from the Federal Home Loan Bank	156,000	156,906	—	156,906	—
Securities sold under agreements to repurchase	10,000	9,968	—	9,968	—
Accrued interest payable	397	397	—	47	350
Interest rate contracts	5	5	—	5	—

At September 30, 2020 and December 31, 2019, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2020
Interest rate contracts — assets	$—	$60	$—	$60
Interest rate contracts — liabilities	—	(60)	—	(60)
Investment securities available for sale	—	3,959	—	3,959

December 31, 2019
Interest rate contracts — assets	$—	$5	$—	$5
Interest rate contracts — liabilities	—	(5)	—	(5)
Investment securities available for sale	—	8,628	—	8,628

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of September 30, 2020 and December 31, 2019 and the related losses for the nine months ended September 30, 2020 and the year ended December 31, 2019:

	Fair Value
(Dollars in thousands)	Adjustment Date	Level 1	Level 2	Level 3	Total	Total Losses

September 30, 2020
Mortgage servicing assets	9/30/2020	$—	$—	$452	$452	$(53)

December 31, 2019
Mortgage servicing assets	9/30/2019	—	—	452	452	(16)

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

			Unobservable	Range
(Dollars in thousands)	Fair Value	Valuation Technique	Input	(Weighted Average)
September 30, 2020:
Mortgage servicing assets	$452	Discounted cash flow	Discount rate	9.25% - 11.25% (10.25%)
			Prepayment speed (CPR)	9.36 - 18.16 (13.54)
			Annual cost to service (per loan, in dollars)	$75
December 31, 2019:
Mortgage servicing assets	$452	Discounted cash flow	Discount rate	9.25% - 11.25% (10.25%)
			Prepayment speed (CPR)	11.09 - 14.24 (12.58)
			Annual cost to service (per loan, in dollars)	$75

(17)    Subsequent Events

On October 29, 2020, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.23 per share of common stock. The dividend is expected to be paid on November 25, 2020 to stockholders of record as of November 12, 2020.

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

In addition, given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;
●	if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond loan deferral periods, which will adversely affect our net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●	as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
●	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
●	our cyber security risks are increased as the result of an increase in the number of employees working remotely;

●	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
●	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

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

The State of Hawaii has been affected by COVID-19. Like other states, Hawaii mandated that many non-essential businesses close temporarily and the public self-quarantine to limit the spread of COVID-19. When the pandemic started, Hawaii also imposed a 14-day quarantine for any out-of-state visitors and residents returning to the State. The 14-day quarantine reduced the number of visitors to the State from 30,000 per day during the same period last year to a few hundred per day. The tourism industry is the largest sector of Hawaii’s economy and the reduction in the number of visitors to the State and the stay-at-home mandate resulted in the layoff and furlough of workers and increased the State’s unemployment rate. As of October 15, 2020, visitors to the State and returning residents would not be subject to a 14-day quarantine provided they tested negative for COVID-19 within 72 hours prior to the departure of their final leg of travel.

To assist customers during COVID-19, we have:

•Provided payment deferrals to borrowers who have experienced financial difficulties because of COVID-19;

•Originated 23 Paycheck Protection Program loans totaling $1.7 million; and
•Waived early withdrawal penalties on certificates of deposit.

To qualify for the Bank’s loan deferral program, a borrower’s financial difficulties must be related to COVID-19 and the loan must not be more than 30 days past due as of December 31, 2019. In the loan payment deferral program, borrowers are allowed to defer loan payments for six months. For residential mortgage loans, the deferred interest will be payable within five years after the six-month deferral period ends. The term of the loan will be extended by six months to allow the loan to fully amortize. At the end of the six month deferral period, the Bank will be working with customers on a payment resumption plan.

During the payment deferral period, the borrowers are required to continue to make their escrow payments, which include insurance and property tax payments. Through October 19, 2020, all of the borrowers who received loan payment deferrals have made their escrow payments.

As of October 19, 2020, we have granted loan payment deferrals on $142.5 million of loans, which represent 9.6% of total loans receivable as of September 30, 2020. $136.9 million of these loan payment deferrals are on one- to four-family residential mortgage loans, which represent 9.2% of the total loans receivable as of September 30, 2020. We believe these loans are currently well secured as the ratio of the current loan balance to the current tax-assessed value of the property securing these mortgage loans averages 55.1%. One- to four-family residential mortgage loans represent 96.9% of our total loan portfolio balance with a ratio of the current loan balance to the current tax-assessed value of the property securing these loans averaging 45.5%. We have also granted loan payment deferrals on $5.3 million of commercial mortgage, commercial and industrial and home equity line of credit loans, which represent 0.4% of the total balance of loans receivable as of September 30, 2020.

As of October 19, 2020, we have $66.3 million of loans, or 4.4% of total loans receivable as of September 30, 2020, resume loan payments. $71.2 million of loans, or 4.9% of total loans receivable as of September 30, 2020, have their first payment date on or after November 1, 2020.

	One- to Four-Family Residential
				Other Loans
			Total	(commercial
			One- to Four-	mortgage,
			Family	commercial
	Six Month	Six Month	Residential	and industrial		Percentage
	Deferral Ends	Deferral Ends	Mortgage Loans	and home		of Total
	On or Before	On or After	on Payment	equity lines	Total	Loans
	10/1/2020	11/1/2020	Deferral	of credit)	Loans	at 9/30/20

	(Dollars in millions)

Loan payment deferrals granted	$66.0	$70.9	$136.9	$5.3	$142.2	9.6%

Less:
Loans resuming payment currently on accrual	61.3	(a)	61.3	1.7	63.0	4.2
Loans continuing to pay escrow only	2.1	(a)	2.1	0.0	2.1	0.1
Loans currently working on payment resumption plan	2.6	(a)	2.6	0.0	2.6	0.2
Loans resuming payment early before deferral period ends and currently on accrual	—	3.3	3.3	0.0	3.3	0.2

Total loans on deferral with first payment on or after November 1, 2020		$67.6	$67.6	$3.6	$71.2	4.9%

(a) to be determined as deferral period ends on or after 11/1/20

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was passed by Congress and signed into law by the President on March 27, 2020. The CARES Act provides relief to financial institutions from categorizing eligible loan modifications as troubled debt restructurings over the remaining life of the modified loan. In addition, Interagency Statements were issued on March 22, 2020 and April 7, 2020 by bank regulatory agencies to encourage financial institutions to work prudently with borrowers. We will be using the provisions of the CARES Act and the Interagency Statements to account for the loans receiving modifications.

Since the beginning of the year, and through September 30, 2020, we have not seen an increase in loan delinquencies, significant changes in deposits or significant drawdowns on any lines of credit. Loan delinquencies do not include loans requesting payment deferral because of COVID-19. We do not have any commercial loans to hotels, businesses in the transportation industry, restaurants or retail establishments.

Our ninth share repurchase program was completed on April 21, 2020. Due to the uncertainty surrounding COVID-19, we have not announced a new share repurchase program.

We have continued our focus on originating one- to four-family residential real estate loans. Our emphasis on conservative loan underwriting has resulted in continued low levels of nonperforming assets. Our nonperforming assets, which can include nonaccrual loans and real estate owned, totaled $2.2 million, or 0.10% of total assets at September 30, 2020 compared to $736,000 or 0.04% of total assets at December 31, 2019. We recorded $2.3 million in provisions for loan losses for the nine months ended September 30, 2020 and $65,000 of provisions for loan losses for the nine months ended September 30, 2019. The increase in the loan loss provision occurred primarily from an increase in the qualitative factors used to calculate the allowance for loan losses. The qualitative factors were raised primarily because Hawaii’s unemployment rate increased due to layoffs that resulted from government mandates to minimize the spread of COVID-19.

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

We sold fixed-rate mortgage loans with principal balances of $22.3 million and $3.6 million during the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, we also securitized fixed-rate first mortgage loans with a book value of $9.4 million and received mortgage-backed securities with a fair market value of $9.8 million. Federal Home Loan Bank advances decreased by $15.0 million to $141.0 million for the nine months ended September 30, 2020 and increased by $41.7 million to $183.9 million for the nine months ended September 30, 2019. The $41.7 million increase in Federal Home Loan Bank advances during the nine months ended September 30, 2019 was done to reduce interest rate risk. Securities sold under agreements to repurchase remained constant at $10.0 million for the nine months ended September 30, 2020 and decreased by $20.0 million to $10.0 million for the nine months ended September 30, 2019.

Our investments in mortgage-backed securities have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. These entities guarantee the payment of principal and interest on our mortgage-backed securities. As of September 30, 2020 and December 31, 2019, we owned $296.5 million and $372.5 million, respectively, of mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

Assets. Our total assets increased by $20.0 million, or 1.0%, to $2.1 billion at September 30, 2020. The increase in assets was primarily due to a $192.7 million increase in cash and cash equivalents, which was partially offset by a $101.8 million decrease in total loans receivable and a $76.0 million decrease in total investment securities.

Cash and Cash Equivalents. Cash and cash equivalents were $237.5 million at September 30, 2020, an increase of $192.7 million since December 31, 2019. The increase in cash and cash equivalents was primarily caused by a $101.8 million decrease in total loans receivable, a $76.0 million decrease in total investment securities and a $30.8 million increase in deposits. These increases were partially offset by a $15.0 million decrease in Federal Home Loan advances.

Loans. Total loans, including $834,000 of loans held for sale, were $1.5 billion at September 30, 2020, or 70.4% of total assets. During the nine months ended September 30, 2020, the loan portfolio, including loans held for sale, decreased by $101.8 million, or 6.4%. The decrease in the loan portfolio primarily occurred as principal repayments, loan sales and loan securitizations exceeded the originations of new loans. We securitized fixed-rate mortgage loans with a book value of $9.4 million into Freddie Mac mortgage-backed securities during the nine months ended September 30, 2020 to increase our liquid assets. The securitization transaction lowered the loan receivable balance and increased the securities balance.

Securities. At September 30, 2020, our securities portfolio totaled $296.5 million, or 14.1% of total assets. During the nine months ended September 30, 2020, the securities portfolio decreased by $76.0 million, or 20.4%. The decrease in the securities balance occurred as principal repayments and the sale of securities exceeded the securitization of loans.

At September 30, 2020, none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans.

Deposits. Deposits were $1.7 billion at September 30, 2020, an increase of $30.8 million, or 1.9%, since December 31, 2019. The growth in deposits was primarily due to increases of $74.7 million in savings accounts and $35.8 million in checking accounts. These increases were partially offset by an $86.7 million decrease in certificates of deposit during the nine months ended September 30, 2020. The decrease in certificates of deposit included a $48.9 million planned decrease in public deposits.

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank and funds borrowed under securities sold under agreements to repurchase. During the nine months ending September 30, 2020 total borrowings decreased to $151.0 million at September 30, 2020 from $166.0 million at December 31, 2019. Federal Home Loan Bank advances decreased by $15.0 million while securities sold under agreements to repurchase remained constant. During the three months ended September 30, 2020, we restructured $55.0 million of FHLB advances.  This transaction lowered the average cost of FHLB advances from 2.28% to 1.54% and extended the average maturity date by 1.6 years. We have not required any additional borrowings to fund our operations. Instead we have primarily funded our operations with additional deposits, proceeds from loan sales and principal repayments on loans and mortgage-backed securities.

Stockholders’ Equity. Total stockholders’ equity increased to $246.7 million at September 30, 2020 from $243.9 million at December 31, 2019. The increase in stockholders’ equity occurred primarily due to net income of $13.1 million and stock issuances of $2.3 million, which were offset by the repurchase of $6.6 million of common stock and the declaration of $6.3 million of dividends.

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

	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,468,756	$14,041	3.82%	$1,547,792	$15,201	3.93%
Multi-family residential	8,943	101	4.52	12,434	142	4.57
Construction, commercial and other	21,922	245	4.47	21,357	254	4.76
Home equity loans and lines of credit	9,777	119	4.87	11,597	163	5.62
Other loans	11,294	122	4.32	8,038	104	5.18
Total loans	1,520,692	14,628	3.85	1,601,218	15,864	3.96
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	318,158	2,264	2.85	368,981	2,865	3.11
Total securities	318,158	2,264	2.85	368,981	2,865	3.11
Other	166,191	239	0.58	36,489	219	2.40
Total interest-earning assets	2,005,041	17,131	3.42	2,006,688	18,948	3.78
Non-interest-earning assets	79,273			75,890
Total assets	$2,084,314			$2,082,578

Interest-bearing liabilities:
Savings accounts	$962,882	536	0.22%	$923,933	1,135	0.49%
Certificates of deposit	377,256	1,342	1.42	446,081	2,232	2.00
Money market accounts	5,855	6	0.41	4,716	5	0.42
Checking and Super NOW accounts	233,128	13	0.02	189,720	10	0.02
Total interest-bearing deposits	1,579,121	1,897	0.48	1,564,450	3,382	0.86
Federal Home Loan Bank advances	141,001	724	2.05	163,110	973	2.39
Securities sold under agreements to repurchase	10,000	46	1.84	10,001	42	1.68
Total interest-bearing liabilities	1,730,122	2,667	0.62	1,737,561	4,397	1.01
Non-interest-bearing liabilities	106,925			99,861
Total liabilities	1,837,047			1,837,422
Stockholders’ equity	247,267			245,156
Total liabilities and stockholders’ equity	$2,084,314			$2,082,578

Net interest income		$14,464			$14,551
Net interest rate spread (3)			2.80%			2.77%
Net interest-earning assets (4)	$274,919			$269,127
Net interest margin (5)			2.89%			2.90%
Interest-earning assets to interest-bearing liabilities	115.89%			115.49%
(1)	Annualized.
(2)	Average balance includes loans or investments available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2020			2019
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,499,486	$43,400	3.86%	$1,540,522	$45,579	3.94%
Multi-family residential	9,297	318	4.56	12,347	426	4.60
Construction, commercial and other	22,262	765	4.58	20,792	734	4.71
Home equity loans and lines of credit	10,024	461	6.13	11,353	481	5.65
Other loans	10,560	366	4.62	6,496	255	5.23
Total loans	1,551,629	45,310	3.89	1,591,510	47,475	3.98
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	346,095	7,654	2.95	369,853	8,583	3.09
Trust preferred securities	—	—	—	4	—	—
Total securities	346,095	7,654	2.95	369,857	8,583	3.09
Other	115,354	753	0.87	35,960	709	2.63
Total interest-earning assets	2,013,078	53,717	3.56	1,997,327	56,767	3.79
Non-interest-earning assets	78,856			77,320
Total assets	$2,091,934			$2,074,647

Interest-bearing liabilities:
Savings accounts	$930,607	2,048	0.29%	$948,626	3,470	0.49%
Certificates of deposit	430,356	5,284	1.64	444,133	6,603	1.98
Money market accounts	5,147	17	0.44	5,121	17	0.44
Checking and Super NOW accounts	217,887	36	0.02	189,450	30	0.02
Total interest-bearing deposits	1,583,997	7,385	0.62	1,587,330	10,120	0.85
Federal Home Loan Bank advances	146,712	2,448	2.22	131,276	2,425	2.46
Securities sold under agreements to repurchase	10,000	137	1.83	13,755	173	1.68
Total interest-bearing liabilities	1,740,709	9,970	0.76	1,732,361	12,718	0.98
Non-interest-bearing liabilities	105,026			100,054
Total liabilities	1,845,735			1,832,415
Stockholders’ equity	246,199			242,232
Total liabilities and stockholders’ equity	$2,091,934			$2,074,647

Net interest income		$43,747			$44,049
Net interest rate spread (3)			2.80%			2.81%
Net interest-earning assets (4)	$272,369			$264,966
Net interest margin (5)			2.90%			2.94%
Interest-earning assets to interest-bearing liabilities	115.65%			115.30%
(1)	Annualized.
(2)	Average balance includes loans or investments available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2020 and 2019

General. Net income decreased by $1.0 million, or 19.5%, to $4.3 million for the three months ended September 30, 2019 from $5.4 million for the three months ended September 30, 2019. The decrease in net income was primarily due to a $581,000 increase in provision for loan losses, a $525,000 decrease in noninterest income and an $87,000 decrease in net interest income. These decreases to net income were partially offset by decreases of $130,000 and $15,000 in income tax and noninterest expense, respectively.

Net Interest Income. Net interest income decreased by $87,000, or 0.6%, to $14.5 million for the three months ended September 30, 2020 from $14.6 million for the three months ended September 30, 2019. Interest income decreased by $1.8 million, or 9.6%, primarily due to a 36 basis point decrease in the average yield on average interest-earning assets and a $1.6 million decrease in the average balance of interest-earning assets. Interest expense decreased by $1.7 million, or 39.3%, due to a 39 basis point decrease in the cost of average interest-bearing liabilities and a $7.4 million decrease in the average balance of interest-bearing liabilities. The interest rate spread and net interest margin were 2.80% and 2.89%, respectively, for the three months ended September 30, 2020, compared to 2.77% and 2.90% respectively, for the three months ended September 30, 2019. The changes in the interest rate spread and in the net interest margin are attributable to a 36 basis point decrease in the cost of average interest-earning liabilities and a 39 basis point decrease in the yield of average interest-bearing assets.

Interest Income. Interest income decreased by $1.8 million, or 9.6%, to $17.1 million for the three months ended September 30, 2020 from $18.9 million for the three months ended September 30, 2019. Interest income on loans decreased by $1.2 million, or 7.8%, to $14.6 million for the three months ended September 30, 2020 from $15.9 million for the three months ended September 30, 2019. The decrease in interest income on loans occurred because of an $80.5 million, or 5.0%, decrease in the average loan balances and an 11 basis point decrease in the average loan yield. The decrease in the average loan balances occurred as loan repayments and loan sales exceeded new loan originations. Interest income on securities decreased by $601,000, or 21.0%, to $2.3 million for the three months ended September 30, 2020 from $2.9 million for the three months ended September 30, 2019. The decrease in interest income on securities occurred because the average balance of securities decreased by $50.8 million, or 13.8%, and because of a 26 basis point decline in the average securities yield, which occurred as higher yielding securities were paid off or sold. The decrease in the average security balance was due to security repayments and sales.

Interest Expense. Interest expense decreased by $1.7 million, or 39.3%, to $2.7 million for the three months ended September 30, 2020 from $4.4 million for the three months ended September 30, 2019. The decrease in interest expense occurred because interest expense on interest-bearing deposits decreased by $1.5 million, or 43.9%, to $1.9 million for the three months ended September 30, 2020 from $3.4 million for the three months ended September 30, 2019. The decrease in interest expense on interest-bearing deposits was due to a 38 basis point decrease in the average rate on interest-bearing deposits, which was partially offset by a $14.7 million, or 0.9%, increase in the average interest-bearing deposit balance. The average rate paid on interest-bearing deposits decreased to 0.48% for the three months ended September 30, 2020 compared to 0.86% for the three months ended September 30, 2019. The decrease in the average rate paid on interest-bearing deposits was primarily due to lower interest rates offered on savings accounts and certificates of deposit. The average rate paid on savings accounts decreased to 0.22% for the three months ended September 30, 2020 from 0.49% for the three months ended September 30, 2019. The average rate paid on certificates of deposit decreased to 1.42% for the three months ended September 30, 2020 from 2.00% for the three months ended September 30, 2019. The increase in the average balance of deposits was primarily due to an increase in the average balance of checking and Super NOW accounts and savings accounts, which was partially offset by a decrease in certificates of deposit. The average balance of checking and Super NOW accounts increased by $43.4 million, or 22.9%, to $233.1 million from $189.7 million. The average balance of savings accounts increased by $38.9 million, or 4.2%, to $962.9 million from $923.9 million. The average balance of certificates of deposit decreased by $68.8 million, or 15.4%, to $377.3 million from $446.1 million. Interest expense on FHLB advances decreased by $249,000 to $724,000 for the three months ended September 30, 2020 from $973,000 for the three months ended September 30, 2019. The decrease in interest expense on FHLB advances occurred because of a 34 basis point decrease in the average cost of advances and by a $22.1 million decrease in the average FHLB advance balance. The decrease in the average cost of advances occurred as we restructured $82.0 million of FHLB advances at lower interest rates. The decrease in FHLB advance balance occurred as maturing advances were paid off.

Provision for Loan Losses. We recorded provisions for loan losses of $692,000 and $111,000 for the three months ended September 30, 2020 and September 30, 2019, respectively. The increase in provisions in 2020 resulted primarily from an increase in the qualitative factors used to calculate the allowance for loan losses. The qualitative factors were raised because Hawaii’s unemployment rate increased due to layoffs that occurred as a result of government mandates to minimize the spread of COVID-19. The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.33% at September 30, 2020 and 0.17% at September 30, 2019. Nonaccrual loans totaled $2.2 million at September 30, 2020, or 0.15% of total loans at that date, compared to $864,000 of nonaccrual loans at September 30, 2019, or 0.05% of total loans at that date. Nonaccrual loans as of September 30, 2020 and 2019 consisted primarily of one- to four-family residential real estate loans. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2020 and 2019. For additional information see Note (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income. The following table summarizes changes in noninterest income between the three months ended September 30, 2020 and 2019.

	Three Months Ended
	September 30,		Change
	2020	2019	$ Change	% Change

		(Dollars in thousands)
Service fees on loan and deposit accounts	$728	$504	$224	44.4%
Income on bank-owned life insurance	204	215	(11)	(5.1)%
Gain on sale of investment securities	261	123	138	112.2%
Gain on sale of loans	321	1,205	(884)	(73.4)%
Other	63	55	8	14.5%
Total	$1,577	$2,102	$(525)	(25.0)%

Noninterest income decreased by $525,000 for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. During the three months ended September 30, 2020, we sold $10.0 million of mortgage loans held for sale and recognized gains of $321,000. During the three months ended September 30, 2019, we securitized fixed-rate first mortgage loans with a book values of $29.2 million into mortgage-backed securities with a fair value of $30.1 million. Mortgage servicing assets of $265,000 were recorded on the transaction and a net gain of $1.2 million was recognized on the securitization. Service fees on loan and deposit accounts increased due to an increase in broker fees. During the three months ended September 30, 2020, we also sold $5.5 million of mortgage-backed securities and recorded gains of $261,000 compared to $4.2 million of mortgage-backed securities sold during the three months ended September 31, 2019 with recorded gains of $123,000.

Noninterest Expense. The following table summarizes changes in noninterest expense between the three months ended September 30, 2020 and 2019.

	Three Months Ended
	September 30,		Change
	2020	2019	$ Change	% Change

		(Dollars in thousands)
Salaries and employee benefits	$5,346	$5,586	$(240)	(4.3)%
Occupancy	1,701	1,610	91	5.7%
Equipment	1,155	1,039	116	11.2%
Federal deposit insurance premiums	138	1	137	13,700.0%
Other general and administrative expenses	1,046	1,165	(119)	(10.2)%
Total	$9,386	$9,401	$(15)	(0.2)%

Noninterest expense decreased by $15,000 for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease in salaries and employee benefits was primarily due to an increase in the capitalized cost of new loan originations and a decrease in the expense for our employee stock ownership plan. As new loans are originated, salary expense is reduced due to the capitalization of the cost of new loans. More loans were originated in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase in the number of new loans originated resulted in an increase in loan capitalization and an offset to salary expense for the three months ended September 30, 2020. The decrease in employee stock ownership plan expense is primarily due to a decline in our stock price, which is used to calculate this expense. The decrease in other general and administrative expenses was primarily due to decreases in advertising expense and accounting and auditing expenses. The decrease in federal deposit insurance premiums was due to a credit received in the three months ended September 30, 2019 because the FDIC insurance fund was over-capitalized. The increase in equipment expense was primarily due to an increase in service bureau expense.

Income Tax Expense. Income taxes were $1.6 million for the three months ended September 30, 2020, reflecting an effective tax rate of 27.6%, compared to $1.8 million for the three months ended September 30, 2019, reflecting an effective tax rate of 24.9%. Income tax expense for the three months ended September 30, 2019 included tax benefits of $34,000 related to the exercise of stock options. The increase in the effective tax rate for the three months ended September 30, 2020 is also attributed to an increase in income tax expense related to executive compensation plans.

Comparison of Operating Results for the Nine Months Ended September 30, 2020 and 2019

General. Net income decreased by $3.9 million, or 22.8%, from $17.0 million for the nine months ended September 30, 2019 to $13.1 million for the nine months ended September 30, 2020. The decrease in net income was due to a $2.5 million decrease in noninterest income, a $2.2 million increase in loan loss provisions and a $302,000 decrease in net interest income. These decreases in net income were partially offset by a $791,000 decrease in noninterest expense and a $358,000 decrease in income tax expense.

Net Interest Income. Net interest income decreased by $302,000, or 0.7%, to $43.7 million for the nine months ended September 30, 2020 from $44.0 million for the nine months ended September 30, 2019. Interest income decreased by $3.1 million, or 5.4%, due to a 23 basis point decrease in the average yield of interest-earning assets, which was partially offset by a $15.8 million increase in the average balance of interest-earning assets. Interest expense decreased by $2.7 million, or 21.6%, due to a 22 basis point decrease in the cost of average interest-bearing liabilities, which was partially offset by a $8.3 million increase in the average balance of interest-bearing liabilities. The interest rate spread and net interest margin were 2.80% and 2.90% respectively, for the nine months ended September 30, 2020, compared to 2.81% and 2.94%, respectively, for the nine months ended September 30, 2019. The decreases in the interest rate spread and in the net interest margin are attributable to the 23 basis point decrease in the yield on average interest-bearing assets that was partially offset by the 22 basis point decrease in the cost of average interest-earning liabilities.

Interest Income. Interest income decreased by $3.1 million, or 5.4%, to $53.7 million for the nine months ended September 30, 2020 from $56.8 million for the nine months ended September 30, 2019. Interest income on loans decreased by $2.2 million, or 4.6%, to $45.3 million for the nine months ended September 30, 2020 from $47.5 million for the nine months ended September 30, 2019. The decrease in interest income on loans occurred because the average balance of loans decreased by $39.9 million, or 2.5%, and the average loan yield decreased by nine basis points. The decrease in the average balance occurred as loan repayments, loan sales and loan securitizations exceeded new loan originations. Interest income on securities decreased by $929,000, or 10.8%, to $7.7 million for the nine months ended September 30, 2020 from $8.6 million for the nine months ended September 30, 2019. The decrease in interest income on securities occurred because the average balance of securities decreased by $23.8 million, or 6.4%, as security repayments and sales exceeded security purchases and loan securitizations. The decrease in interest income on securities was augmented by a 14 basis point decrease in the average yield on securities, which occurred as higher yielding securities were paid off or sold.

Interest Expense. Interest expense decreased by $2.7 million, or 21.6%, to $10.0 million for the nine months ended September 30, 2020 from $12.7 million for the nine months ended September 30, 2019. Interest expense on interest-bearing deposits decreased by $2.7 million, or 27.0%, from $10.1 million for the nine months ended September 30, 2019 to $7.4 million for the nine months ended September 30, 2020. The decrease in interest expense on interest-bearing deposits was due to a 23 basis point decrease in the average rate paid on interest-bearing deposits and a $3.3 million, or 0.2%, decrease in the average interest-bearing deposit balance. The decrease in the average rate paid on interest bearing deposits was primarily due to lower interest rates offered on certificates of deposit and savings accounts. During the nine months ended September 30, 2020, the average rate paid on certificates of deposit decreased by 34 basis points as average rates dropped from 1.98% to 1.64% as higher rate certificates of deposit matured. The average rate paid on savings accounts decreased by 20 basis points as average rates dropped from 0.49% to 0.29%. The decrease in average interest bearing deposit balance was primarily due to an $18.0 million decrease in the average balance of savings accounts and a $13.8 million decrease in the average balance of certificate of deposits, which was partially offset by a $28.4 million increase in the average balance of checking and Super NOW accounts.

Provision for Loan Losses. We recorded provisions for loan losses of $2.3 million and $65,000 for the nine months ended September 30, 2020 and 2019, respectively. The increase in provisions in 2020 resulted primarily from an increase in the qualitative factors used to calculate the allowance for loan losses. The qualitative factors were raised because Hawaii’s unemployment rate increased due to layoffs that occurred as a result of government mandates to minimize the spread of COVID-19. The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.33% and 0.17% at September 30, 2020 and 2019, respectively. Nonaccrual loans totaled $2.2 million at September 30, 2020, or 0.15% of total loans at that date, compared to $864,000 of nonaccrual loans at September 30, 2019, or 0.05% of total loans at that date. Nonaccrual loans as of September 30, 2020 and 2019 consisted primarily of one- to four-family residential real estate loans. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2020 and 2019. For additional information see Note (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income. The following table summarizes changes in noninterest income between the nine months ended September 30, 2020 and 2019.

	Nine Months Ended
	September 30,		Change
	2020	2019	$ Change	% Change

		(Dollars in thousands)
Service fees on loan and deposit accounts	$1,716	$1,427	$289	20.3%
Income on bank-owned life insurance	607	632	(25)	(4.0)%
Gain on sale of investment securities	858	2,910	(2,052)	(70.5)%
Gain on sale of loans	987	1,211	(224)	(18.5)%
Other	171	635	(464)	(73.1)%
Total	$4,339	$6,815	$(2,476)	(36.3)%

Noninterest income decreased by $2.5 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease in gain on sale of investment securities was primarily due to the sale of our investment in a trust preferred security in the nine months ended September 30, 2019 where we recognized a gain of $2.7 million. The sale of this trust preferred security, which had a significant deterioration in the issuer’s credit rating, is in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of its intent to hold to maturity the remaining securities in the held-to-maturity portfolio. During the nine months ended September 30, 2020, we securitized fixed-rate first mortgage loans with a book value of $9.4 million into mortgage-backed securities with a fair value of $9.8 million. We retained the servicing of these loans and recorded mortgage servicing assets with a fair market value of $78,000 and recognized total gains of $377,000 on the securitization transaction. During the nine months ended September 30, 2020, we sold mortgage loans held for sale with principal balances of $22.3 million and recognized gains of $610,000. During the nine months ended September 30, 2019, we securitized fixed-rate first mortgage loans with a book value of $29.2 million into mortgage-backed securities with a fair value of $30.1 million. Mortgage servicing assets of $265,000 were recorded on the transaction and a net gain of $1.2 million was recognized on the securitization. Other income decreased primarily due to bank-owned life insurance proceeds received in the nine months ended September 30, 2019. Service fees on loan and deposit accounts increased due to an increase in broker fees.

Noninterest Expense. The following table summarizes changes in noninterest expense between the nine months ended September 30, 2020 and 2019.

	Nine Months Ended
	September 30,		Change
	2020	2019	$ Change	% Change

		(Dollars in thousands)
Salaries and employee benefits	$16,294	$17,002	$(708)	(4.2)%
Occupancy	4,972	4,780	192	4.0%
Equipment	3,439	3,150	289	9.2%
Federal deposit insurance premiums	212	288	(76)	(26.4)%
Other general and administrative expenses	2,978	3,466	(488)	(14.1)%
Total	$27,895	$28,686	$(791)	(2.8)%

Noninterest expense decreased by $791,000 for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease in salaries and employee benefits was primarily due to an increase in the capitalized cost of new loan originations and a decrease in the expense for our employee stock ownership plan. As new loans are originated, salary expense is reduced due to the capitalization of the cost of new loans. More loans were originated in the first nine months of 2020 compared to the first nine months of 2019. The increase in the number of new loans originated resulted in an increase in loan capitalization and an offset to salary expense for the nine months ended September 30, 2020. The decrease in employee stock ownership plan expense is primarily due to a decline in our stock price, which is used to calculate this expense. The decrease in other general and administrative expenses was primarily due to decreases in advertising expense and accounting and auditing expenses. The reduction in federal deposit insurance premiums occurred when we received credits in the nine months ended September 30, 2019 because the FDIC insurance fund was overcapitalized. The increase in equipment expense was primarily due to an increase in service bureau expense. The increase in occupancy expense was primarily due to an increase in rent expense.

Income Tax Expense. Income taxes were $4.8 million for the nine months ended September 30, 2020, reflecting an effective tax rate of 26.9%, compared to $5.2 million for the nine months ended September 30, 2019, reflecting an effective tax rate of 23.3%. The effective tax rate increased due to tax benefits related to the exercise of stock options decreasing to $63,000 for the nine months ended September 30, 2020 compared to $266,000 for the nine months ended September 30, 2019. Income tax expense for the nine months ended September 30, 2019 also included $419,000 in bank-owned life insurance proceeds that was not taxable, which lowered the effective tax rate. The increase in the effective tax rate for the nine months ended September 30, 2020 can also be attributed to an increase in income tax expense related to executive compensation plans.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan and security repayments, advances from the Federal Home Loan Bank, proceeds from securities sold under agreements to repurchase and proceeds from loan and security sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition. We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Chief Financial Officer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2020.

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

Our most liquid asset is cash. The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2020, our cash and cash equivalents totaled $237.5 million. On that date, we had $10.0 million in securities sold under agreements to repurchase outstanding and $141.0 million of Federal Home Loan Bank advances outstanding with the ability to borrow an additional $798.8 million under Federal Home Loan Bank advances. We have securities with a market value of $15.4 million pledged to the Federal Reserve Bank and have the ability to borrow up to $14.5 million using these securities as collateral. There has been no change in our borrowing capacity since September 30, 2020.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2020, we had $19.9 million in loan commitments outstanding for fixed-rate loans and had $22.3 million in unused lines of credit to borrowers. Certificates of deposit due within one year at September 30, 2020 totaled $266.2 million, or 16.0% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and security sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2021. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the nine months ended September 30, 2020 and 2019 we originated $190.9 million and $175.0 million of loans, respectively. During the nine months ended September 30, 2020, we did not purchase any investment securities. We purchased $38.0 million of securities in the nine months ended September 30, 2019.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances, securities sold under agreements to repurchase, stock repurchases and dividend payments. We experienced a net increase in deposits of $30.8 million and a net decrease in deposits of $24.0 million for the nine months ended September 30, 2020 and 2019, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provide an additional source of funds. Federal Home Loan Bank advances were $141.0 million at September 30, 2020 and $156.0 million at December 31, 2019. We had the ability to borrow up to an additional $798.8 million and $727.5 million from the Federal Home Loan Bank as of September 30, 2020 and December 31, 2019, respectively. We also utilize securities sold under agreements to repurchase as another borrowing source. Securities sold under agreements to repurchase were $10.0 million at September 30, 2020 and December 31, 2019.

At September 30, 2020, we did not have any standby letters of credit from the Federal Home Loan Bank. At December 31, 2019, we had $55.0 million in standby letters of credit from the Federal Home Loan Bank pledged as collateral for State of Hawaii deposits.

Territorial Bancorp Inc. is a separate legal entity from Territorial Savings Bank and must provide for its own liquidity to pay dividends, repurchase shares of its common stock and for other corporate purposes. Territorial Bancorp Inc.’s primary source of liquidity is dividend payments from Territorial Savings Bank. The ability of Territorial Savings Bank to pay dividends to Territorial Bancorp Inc. is subject to regulatory requirements. At September 30, 2020, Territorial Bancorp Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $12.6 million.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Territorial Bancorp Inc. is not subject to regulatory capital requirements because its total assets are less than $3.0 billion. At September 30, 2020, Territorial Savings Bank exceeded all of its regulatory capital requirements and is considered to be “well capitalized” under regulatory guidelines.

The tables below present the fully-phased in capital required to be considered “well-capitalized” and meet the regulatory capital conservation buffer requirement as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for Territorial Savings Bank and the Company at September 30, 2020 and December 31, 2019:

(Dollars in thousands)	Required Ratio	Actual Amount	Actual Ratio
September 30, 2020:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$241,509	11.61%
Territorial Bancorp Inc.		$254,524	12.23%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$241,509	26.30%
Territorial Bancorp Inc.		$254,524	27.74%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$241,509	26.30%
Territorial Bancorp Inc.		$254,524	27.74%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$246,571	26.85%
Territorial Bancorp Inc.		$259,586	28.29%

December 31, 2019:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$227,507	10.92%
Territorial Bancorp Inc.		$251,558	12.06%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$227,507	23.31%
Territorial Bancorp Inc.		$251,558	25.77%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$227,507	23.31%
Territorial Bancorp Inc.		$251,558	25.77%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$230,304	23.59%
Territorial Bancorp Inc.		$254,355	26.06%
(1)	The required Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios are based on the 2.50% capital conservation buffer that became effective on January 1, 2019.

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

At September 30, 2020 and December 31, 2019, the Bank’s capital ratios exceeded the minimum capital thresholds for a “well-capitalized” institution. There are no conditions or events that have changed the institution’s category under the capital guidelines.

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

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments. Except for a decrease of $86.7 million in certificates of deposit and an increase of $11.2 million in loan commitments between December 31, 2019 and September 30, 2020, there have not been any material changes in our contractual obligations and funding needs since December 31, 2019.

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

Because we have historically operated as a traditional thrift institution, the significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit inflows, cash balances at the Federal Reserve Bank, loan and security repayments, advances from the Federal Home Loan Bank, our capital, proceeds from securities sold under agreements to repurchase and proceeds from loan and security sales. In addition, there is little demand for adjustable-rate mortgage loans in the Hawaii market area. This has resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets. We sold $22.3 million and $3.6 million of fixed-rate mortgage loans during the nine months ended September 30, 2020 and 2019, respectively, to reduce our interest rate risk.

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

The following table presents our internal calculations of the estimated changes in our EVE as of June 30, 2020 (the latest date for which we have available information) that would result from the designated instantaneous changes in the interest rate yield curve.

					Increase
					(Decrease) in
		Estimated		EVE Ratio as a	EVE Ratio as a
Change in		Increase		Percent of	Percent of
Interest Rates	Estimated EVE	(Decrease) in	Percentage	Present Value	Present Value of
(bp) (1)	(2)	EVE	Change in EVE	of Assets (3)(4)	Assets (3)(4)
(Dollars in thousands)
+400	$137,726	$(112,802)	(45.03)%	8.08%	(3.73)%
+300	$171,908	$(78,620)	(31.38)%	9.53%	(2.28)%
+200	$210,846	$(39,682)	(15.84)%	11.01%	(0.80)%
+100	$244,390	$(6,138)	(2.45)%	12.05%	0.24%
0	$250,528	$—	—%	11.81%	—%
-100	$188,196	$(62,332)	(24.88)%	8.76%	(3.05)%
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Interest rates on Freddie Mac mortgage-backed securities have decreased by 25 basis points between June 30, 2020 and September 30, 2020. The decrease in mortgage interest rates is not expected to have a significant effect on estimated EVE.

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

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2020. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

Except as previously disclosed in our Form 10-Q for the period ended March 31, 2020, there have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the period ended December 31, 2019 filed with the Securities and Exchange Commission.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)             Not applicable.

(b)             Not applicable.

(c)             Stock Repurchases. There were no repurchases of our shares of common stock during the three months ended September 30, 2020. On June 6, 2019, the Company announced its ninth repurchase program. Under this share repurchase program, the Company was authorized to repurchase up to $5,000,000 of our common stock based on certain price assumptions. The Company completed its ninth repurchase program on April 21, 2020.

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

101

The following materials from Territorial Bancorp Inc.’s Form 10-Q report for the quarter ended September 30, 2020, formatted in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL document and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRITORIAL BANCORP INC.
(Registrant)

Date: November 9, 2020	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and
Chief Executive Officer

Date: November 9, 2020	/s/ Melvin M. Miyamoto
Melvin M. Miyamoto
Senior Vice President and Chief Financial Officer