Form 10-K
period 2020-12-31
Territorial Bancorp Inc.
filed 2021-03-19
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided persuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒  Yes   ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐  Yes  ☒  No

The aggregate value of the voting common equity held by nonaffiliates of the registrant, computed by reference to the closing price of the registrant’s shares of common stock as of June 30, 2020 ($23.79) was $204.8 million.

As of February 28, 2021, there were 9,513,867 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	risks, uncertainties and other factors relating to the COVID-19 pandemic, including the length of time that the pandemic continues, the imposition of any shelter in place orders and restrictions on travel; the severity and duration of the effect of the pandemic on the general economy and on the businesses of our borrowers and their ability to make payments on their obligations; the remedial actions and stimulus measures adopted by federal, state and local governments, and the inability of employees to work due to illness, quarantine, or government mandates;
●	general economic conditions, internationally, nationally or in our market areas, that are worse than expected;

●	competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

●	adverse changes in the securities or credit markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to successfully integrate acquired entities, if any;

●	changes in consumer demand, spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

●	changes in our organization, compensation and benefit plans;

●	the timing and amount of revenues that we may recognize;

●	the value and marketability of collateral underlying our loan portfolios;

●	our ability to retain key employees;

●	cyber attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data or disable our systems;

●	technological changes that may be more difficult or expensive than expected;

●	the ability of third-party providers to perform their obligations to us;

●	the ability of the U.S. Government to manage federal debt limits;

●	the effects of any federal government shutdown;

●	the quality and composition of our investment portfolio;

●	changes in market and other conditions that would affect our ability to repurchase our common stock;

●	changes in our financial condition or results of operations that reduce capital available to pay dividends; and

●	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please also see “Item 1A. Risk Factors.”

PART I

ITEM 1.	Business

Territorial Bancorp Inc.

Territorial Bancorp Inc. (the Company) is a Maryland corporation and owns 100% of the outstanding common stock of Territorial Savings Bank. In 2009, we completed our initial public offering of common stock in connection with the mutual-to-stock conversion of Territorial Mutual Holding Company. Since the completion of our initial public offering, we have not engaged in any significant business activity other than owning the common stock of and having savings deposits in Territorial Savings Bank, paying dividends and repurchasing shares of our common stock. At December 31, 2020, we had consolidated assets of $2.1 billion, consolidated deposits of $1.7 billion and consolidated stockholders’ equity of $248.7 million.

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

The largest sector of Hawaii’s economy is the visitor industry. Hawaii’s visitor industry has been severely impacted by the COVID-19 pandemic. The governor of Hawaii imposed a quarantine program for all passengers arriving in the state to limit the spread of COVID-19. Due to the effects of the pandemic, the number of visitors to the state declined dramatically, airlines cut the number of flights and many hotels, restaurants and establishments temporarily closed down. The Hawaii Tourism Authority reported that 2.72 million visitors came to the state in 2020, a 73.8% decrease compared to 2019.

Prior to COVID-19, Hawaii’s unemployment rate was 2.40% in March 2020. The state’s unemployment rate initially rose to 23.80% in April when stay-at-home orders to limit the spread of COVID-19 caused some businesses temporarily close. The implementation of safety measures, including mask wearing and maintaining social distancing, has allowed some businesses to reopen and employees to return to work. The reopening of the economy has allowed the state’s unemployment rate to decline to 9.3% in December 2020.

The number of single-family homes sold on the island of Oahu, the primary real estate market in Hawaii, totaled 3,838 units in 2020, an increase of 2.3% compared to sales in 2019. The median price paid on Oahu for a single-family home in 2020 was $830,000, an increase of 5.2% compared to the median price in 2019. The number of condominium sales, a notable portion of the overall housing market, totaled 4,706 units in 2020, a decrease of 13.0% compared to sales in 2019. The median price paid on Oahu for condominiums in 2020 was $435,000, an increase of 2.4% compared to the median price in 2019.

On the island of Maui, the second largest real estate market in Hawaii, sales of existing single-family homes totaled 1,055 units in 2020, a 5.8% decrease compared to the number of units sold in 2019. The median price paid for a single-family home on Maui in 2020 was $795,575, an increase of 7.3% compared to the median price in 2019. The number of condominium sales totaled 1,336 units in 2020, a decrease of 17.0% compared to the number of units sold in 2019. The median price paid on Maui for condominiums in 2020 was $570,000, a 10.4% increase compared to the median price in 2019.

In 2020, there were 1,524 bankruptcy filings in Hawaii, an 8.6% decrease compared to the number of filings in 2019. Several local economists anticipate that the state’s unemployment rate and the number of bankruptcies may increase if federal unemployment assistance payments decrease and the COVID-19 pandemic lasts longer.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in all four counties in the State of Hawaii. As of June 30, 2020 (the latest date for which information is publicly available), we ranked fifth in FDIC-insured deposit market share in the State of Hawaii (out of 13 banks and thrift institutions with offices in Hawaii), with a 3.3% market share. As of that date, our largest market share was in the City and County of Honolulu, where we ranked fifth in deposit market share (out of 13 banks and thrift institutions with offices in the City and County) with a 3.5% market share.

Lending Activities

Our primary lending activity is the origination of one- to four-family residential mortgage loans. To a much lesser extent, we also originate home equity loans and lines of credit, construction, commercial and other nonresidential real estate loans, consumer loans, multi-family mortgage loans and commercial business loans.

One- to Four-Family Residential Mortgage Loans. At December 31, 2020, $1.4 billion, or 96.7% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities generally up to 30 years. There has been little demand for adjustable-rate mortgage loans in our market area.

One- to four-family residential mortgage loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which was $765,600 for single-family homes located in the State of Hawaii for 2020. We also originate loans above this amount, which are referred to as “jumbo loans.” These jumbo loan amounts are generally up to $1.0 million, although we originate loans above this amount. We generally originate fixed-rate jumbo loans with terms of up to 30 years. We have not originated significant amounts of adjustable-rate jumbo loans in recent years due to customer preference for fixed-rate loans in our market area. We generally underwrite jumbo loans in a manner similar to conforming loans. Jumbo loans are not uncommon in our market area.

We originate loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 100%. We generally require private mortgage insurance for loans with loan-to-value ratios in excess of 80%. During the year ended December 31, 2020, we originated $2.4 million of one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80%. We offer a variety of credit programs for low- to moderate-income and first-time home purchasers. These include our first time home purchaser program, where the borrower will receive up to a 50 basis point reduction in points charged in connection with the loan. We also originate first mortgage loans to lower-income individuals who reside in rural census tracts where the U.S. Department of Agriculture will issue a second mortgage and complete the underwriting of the loan, subject to our review before origination. We also offer both Federal Housing Administration (FHA) and Veterans Administration (VA) fixed-rate loans.

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

Home Equity Loans and Lines of Credit. In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and home equity lines of credit that are secured primarily by one- to four-family residential homes. Home equity lines of credit have a maximum term of 10 years during which time the borrower is required to make payments to principal based on the amortization of 0.125% of principal outstanding per month. Home equity loans may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan, while lines of credit for owner-occupied properties and investment properties may be underwritten with loan-to-value ratios of 80% and 65%, respectively, when combined with the principal balance of the existing mortgage loan. At December 31, 2020, the outstanding balance of home equity loans totaled $721,000, or 0.1% of our total loan portfolio, and the outstanding balance of home equity lines of credit totaled $8.7 million, or 0.6% of our total loan portfolio.

Nonresidential Real Estate Loans. Our nonresidential real estate loans consist primarily of commercial real estate loans and construction loans for residential real estate projects. These loans totaled $19.1 million, or 1.4% of our loan portfolio as of December 31, 2020. The commercial real estate properties primarily include owner-occupied light industrial properties. We generally seek to originate commercial real estate loans with initial principal balances of $1.0 million or less. Loans secured by commercial real estate totaled $10.8 million, or 0.8%, of our total loan portfolio at December 31, 2020, and consisted of 13 loans outstanding with an average loan balance of approximately $831,000. All of our nonresidential real estate loans are secured by properties located in our primary market area. At December 31, 2020, our largest commercial real estate loan had a principal balance of $2.9 million and was secured by real property and improvements utilized as an office building. This loan was performing in accordance with its original terms at December 31, 2020.

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

We also originate a limited amount of construction loans to experienced developers, almost exclusively for the construction of residential real estate projects. Construction loans are also made to individuals for the construction of their personal residences. Construction loans to individuals are generally “interest-only” loans during the construction period, and convert to permanent, amortizing loans following the completion of construction. At December 31, 2020, construction loans totaled $5.7 million, or 0.4% of total loans receivable. At December 31, 2020, the additional unadvanced portion of these construction loans totaled $2.0 million.

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

Non Real Estate Loans. We also originate commercial loans secured by business equipment and fixtures. At December 31, 2020, our portfolio of commercial business loans totaled $9.7 million, or 0.7% of total loans. These loans expose us to greater risk of nonpayment and loss than loans secured by real estate because repayment of such loans often depends on the successful operation and income stream of the borrowers. In addition, the value of equipment and fixtures in the event of default is an insufficient source of repayment because the collateral may have limited use or value.

Loan Originations, Purchases, Sales and Servicing. All mortgage loans that we originate are underwritten pursuant to our policies and procedures, which incorporate standard Freddie Mac underwriting guidelines. We originate both adjustable-rate and fixed-rate loans. However, in our market area, customer demand is primarily for fixed-rate loans. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Most of our one- to four-family residential mortgage loan originations are generated by our branch managers and employees located in our banking offices and our additional commissioned loan officers located in our corporate headquarters. We also advertise throughout our market area. We also receive loans from mortgage brokers, mortgage bankers and other financial institutions that work with our staff to process and close these loans. We underwrite and approve all of these loans. We also obtain mortgage loan applications and refer these applications to other financial institutions and mortgage bankers for a fee.  Mortgage loan applications are referred to other financial institutions and mortgage bankers because these companies may not require a full-appraisal of the property being mortgaged as we do, may offer better loan terms and may be able to close the loan faster.   In addition, we may decide to refer the loan application to another company because we do not want to add a loan with the applicable type of credit quality or collateral to our loan portfolio.  In 2020, we referred $98.5 million of mortgage loans to other financial institutions and mortgage bankers and received fees of $1.3 million.

We sell loans to assist us in managing interest rate risk. We sold $43.8 million and $10.1 million of residential mortgage loans (all fixed-rate loans, with terms of 10 years or longer) during the years ended December 31, 2020 and 2019, respectively. We had five loans for $2.2 million classified as held for sale at December 31, 2020.

We sell our loans without recourse, except for normal representations and warranties provided in sales transactions. Since 2009, we have been selling loans primarily on a servicing released basis where servicing is transferred to a third party at the time the loan is sold. Prior to 2009, most of our loan sales were conducted on a servicing retained basis. At December 31, 2020, we were servicing loans owned by others with a principal balance of $56.7 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. For the year ended December 31, 2020, we received servicing fees of $173,000. At December 31, 2020, substantially all of the loans serviced for Freddie Mac and Fannie Mae were performing in accordance with their contractual terms and we believe that there are no material repurchase obligations associated with these loans.

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

Territorial Savings Bank also uses automated systems to underwrite one- to four-family residential mortgage loans up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which was $765,600 in the State of Hawaii for 2020. We require appraisals of all real property securing one- to four-family residential real estate loans, and on property securing home equity loans and lines of credit. All appraisers are licensed appraisers and all third-party appraisers are approved by the Board of Directors annually.

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

Our current policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities. As of December 31, 2020, we held no asset-backed securities other than mortgage-backed securities. As a state savings bank, Territorial Savings Bank is not permitted to invest in equity securities. This general restriction does not apply to Territorial Bancorp Inc.

The Investments — Debt and Equity Securities topic of the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) requires that, at the time of purchase, we designate a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent to hold the security until maturity. Securities in the available-for-sale and trading classifications are reported at fair market value and securities in the held-to-maturity classification are reported at amortized cost. A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair market value of any security has declined below its carrying value and whether such decline is other-than-temporary. If we do not have the intent to sell a security and it is not more likely than not that we will be required to sell a security, impairment occurs when the present value of the remaining cash flows is less than the remaining amortized cost basis. The difference between the present value of remaining cash flows and the remaining amortized cost basis is considered a credit loss. If a credit loss has occurred, impairment is recorded by writing down the value of a security to the present value of remaining cash flows as a charge to earnings. The difference between the book value of the security after the write down and the fair market value is considered other comprehensive loss, which is a reduction of stockholders’ equity.

Our held-to-maturity securities at December 31, 2020 consisted of mortgage-backed securities with a carrying value of $247.6 million. At December 31, 2020, all of our mortgage-backed securities were issued by Fannie Mae, Freddie Mac or Ginnie Mae. At December 31, 2020, we had two securities totaling $3.6 million classified as available-for-sale. At December 31, 2020, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date. The fair values of our securities are usually based on published or securities dealers’ market values.

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

Deposits. At December 31, 2020, deposits totaled $1.7 billion, or 89.1% of total liabilities. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of passbook and statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts and Super NOW accounts. Historically, we have not accepted brokered deposits. We accept deposits primarily from the areas in which our offices are located. We rely on our competitive pricing and products, convenient locations and quality customer service to attract and retain deposits.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, market interest rates, liquidity requirements and our deposit growth goals.

Borrowings. Our borrowings consist of advances from the FHLB and funds borrowed from securities sold under agreements to repurchase. At December 31, 2020, our FHLB advances totaled $141.0 million, or 7.6% of total liabilities, and securities sold under agreements to repurchase totaled $10.0 million, or 0.5% of total liabilities. At December 31, 2020, we had access to additional FHLB advances of up to $807.2 million. Advances from the FHLB are secured by our investment in the common stock of the FHLB as well as by a blanket pledge on our assets not otherwise pledged. Securities sold under agreements to repurchase are secured by mortgage-backed securities.

Subsidiary Activities

Territorial Savings Bank owns 100% of the common stock of Territorial Financial Services, Inc., a Hawaii corporation that is authorized to engage in insurance activities. At December 31, 2020, Territorial Savings Bank’s investment in Territorial Financial Services, Inc. was $12,000, and Territorial Financial Services, Inc. had assets of $75,000 at that date. Territorial Savings Bank also owns 100% of the common stock of Territorial Real Estate Co., Inc., an inactive Hawaii corporation that is authorized to manage and dispose of problem real estate.

Personnel

As of December 31, 2020, we had 265 full-time employees and 16 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

We view our employees as our most important asset.  We recognize that our success depends on training and developing our employees.  We provide job training and personal development opportunities by offering classes which can be attended online or in person.

We provide a competitive compensation and benefits program to help meet the needs of our employees. In addition to salaries, these programs include annual bonuses, an employee stock ownership plan, a 401(k) Plan with an employer matching and annual contribution, healthcare and insurance benefits, flexible spending accounts, paid time off, family leave and an employee assistance program.

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining customer and employee safety while continuing successful operations. During the pandemic, we implemented safety measures at our 29 branch offices and corporate headquarters that encouraged maintaining social-distancing, and where possible, we allowed some employees to work from home.

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

Alternative Minimum Tax. Prior to January 1, 2018, the Internal Revenue Code imposed an alternative minimum tax (AMT) at a rate of 20% on a base of regular taxable income plus certain tax preferences, which we refer to as “alternative minimum taxable income.” The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain AMT payments may be used as credits against regular tax liabilities in future years. Effective January 1, 2018, the corporate AMT was repealed. At December 31, 2020, we did not have any AMT payments available to carry forward to future periods and under existing federal tax regulations, we do not expect to have any going forward.

Net Operating Loss Carryovers. Prior to January 1, 2018, subject to certain limitations, a company may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. For net operating losses generated beginning January 1, 2018, there are no carry backs allowed and an unlimited carry forward period. At December 31, 2020, the Company did not have any net operating loss carry forwards for federal income tax purposes.

Corporate Dividends. We may exclude from our income 100% of dividends received from Territorial Savings Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. Territorial Bancorp Inc.’s 2011 federal income tax return was audited in 2013. The audit did not result in any material changes to the federal income tax return. Tax years 2017 to 2019 currently remain subject to examination by the IRS.

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

Territorial Bancorp Inc.’s state franchise tax returns have not been audited in the most recent five-year period. Tax years 2017 to 2019 currently remain subject to examination by the Department of Taxation of the State of Hawaii.

SUPERVISION AND REGULATION

General

Territorial Savings Bank is a Hawaii state-chartered savings bank and a member of the Federal Reserve System. Accordingly, Territorial Savings Bank is examined and supervised by, and subject to the enforcement authority of, the Hawaii Division of Financial Institutions, as its primary state regulator, and by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, as its primary federal regulator. Territorial Savings Bank is also subject to examination by the Federal Deposit Insurance Corporation, its deposit insurer, under certain circumstances. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors, and not for the protection of security holders. Under this system of state and federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The Hawaii Division of Financial Institutions and the Federal Reserve Board examine Territorial Savings Bank and prepare reports for the consideration of the Bank’s Board of Directors on any operating deficiencies. Territorial Savings Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Territorial Savings Bank’s loan documents.

Any change in these laws or regulations, whether by the Hawaii Division of Financial Institutions, the Federal Reserve Board, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Territorial Bancorp Inc., Territorial Savings Bank and their operations.

Territorial Bancorp Inc. maintained its status as a savings and loan holding company in connection with Territorial Savings Bank’s 2014 conversion from a federal to a Hawaii savings bank charter. Accordingly, Territorial Bancorp Inc. is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Federal Reserve Board. Territorial Bancorp Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have not exercised an opt-out election regarding the treatment of accumulated other comprehensive income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the Federal Reserve Board takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

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

At December 31, 2020, Territorial Savings Bank’s regulatory capital exceeded that required by the capital requirements.

Legislation enacted in May 2018 requires the federal banking agencies, including the Federal Reserve Board, to establish a “community bank leverage ratio” of between 8 to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion. Institutions with capital meeting the specified requirements and electing to follow the alternative framework are deemed to comply with the applicable regulatory capital requirements, including the risk based requirements. A qualifying institution may opt in and out of the community bank leverage ratio on its quarterly call report. The federal regulators issued a final rule that set the optional community bank leverage ratio at 9%, commencing the first quarter of 2020. The rule also established a two-quarter grace period for a qualifying institution that ceases to meet any qualifying criteria provided that the bank maintains a leverage ratio 8% or greater. Territorial Savings Bank did not opt into the community bank leverage ratio framework.

Section 4012 of the Coronavirus Aid, Relief and Economic Security Act of 2020 required that the community bank leverage ratio be temporarily lowered to 8%. The federal regulators issued a rule implementing the lower ratio effective April 23, 2020. The rule also established a two-quarter grace period for a qualifying institution whose leverage ratio falls below the 8% community bank leverage ratio requirement so long as the bank maintains a leverage ratio of 7% or greater. Another rule was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and 9% thereafter.

Prompt Corrective Action Regulations. Under prompt corrective action regulations, the Federal Reserve Board is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized member banks. The extent of supervisory action depends upon the degree of the institution’s undercapitalization. For this purpose, a member bank is placed in one of the following five categories based on the bank’s capital:

●	well-capitalized (at least 5% leverage capital, 8% Tier 1 risk-based capital, 10% total risk-based capital and 6.5% common equity Tier 1 risk-based capital);

●	adequately capitalized (at least 4% leverage capital, 6% Tier 1 risk-based capital, 8% total risk-based capital and 4.5% common equity Tier 1 risk-based capital);

●	undercapitalized (less than 4% leverage capital, 6% Tier 1 risk-based capital, 8% total risk-based capital or 4.5% common equity Tier 1 risk-based capital);

●	significantly undercapitalized (less than 3% leverage capital, 4% Tier 1 risk-based capital, 6% total risk-based capital or 3% common equity Tier 1 risk-based capital); and

●	critically undercapitalized (less than 2% tangible capital).

At December 31, 2020, Territorial Savings Bank met the criteria for being considered “well-capitalized.”

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

The Federal Reserve Board may disapprove a notice or application if:

●	the savings bank would be undercapitalized following the distribution;

●	the proposed dividend raises safety and soundness concerns; or

●	the dividend would violate a prohibition contained in any statute, regulation with a federal banking regulatory agency or any formal or informal enforcement action.

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

The Dodd-Frank Act required the Federal Deposit Insurance Corporation to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The Federal Deposit

Insurance Corporation finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for insured institutions of less than $10 billion of total assets to 1.5 basis points to 30 basis points, effective July 1, 2016.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation was required to seek to achieve the 1.35% ratio by September 30, 2020. The Dodd-Frank Act required insured institutions with assets of $10 billion or more to fund the increase from 1.15% to 1.35% and, effective July 1, 2016, such institutions were subject to a surcharge to achieve that goal. The Federal Deposit Insurance Corporation indicated that the 1.35% ratio was exceeded in November 2018. Insured institutions of less than $10 billion of assets received credits for the portion of their assessments that contributed to increasing the reserve ratio between 1.15% and 1.35%. All such credits were refunded as of September 30, 2020. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation, and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long-range fund ratio of 2%.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Federal Home Loan Bank System. Territorial Savings Bank is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of Des Moines, Territorial Savings Bank is required to acquire and hold shares of capital stock in the FHLB. As of December 31, 2020, Territorial Savings Bank held $8.1 million of capital stock in the FHLB of Des Moines and was in compliance with this requirement.

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

Other Regulations

Territorial Savings Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●	Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

●	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

●	fair lending laws;

●	Unfair or Deceptive Acts or Practices laws and regulations;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

●	Truth in Savings Act; and

●	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Territorial Savings Bank are further subject to the:

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

●	USA PATRIOT Act, which requires financial institutions to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

●	Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

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

Permissible Activities. The business activities of savings and loan holding companies are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. The Dodd-Frank Act specifies that any savings and loan holding company that engages in activities permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity. Territorial Bancorp Inc. has not elected financial holding company status. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations. Federal law generally prohibits the acquisition of more than 5% of a class of voting stock of a company engaged in impermissible activities.

Federal law prohibits a savings and loan holding company, including Territorial Bancorp Inc., from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider, among other factors, the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

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

Capital. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions apply to savings and loan holding companies. However, consolidated assets of $3 billion is the threshold of the “small holding company” exception to the applicability of consolidated holding company capital requirements. Consequently, holding companies with less than $3 billion of consolidated assets, including Territorial Bancorp, Inc., are generally not subject to the requirements unless otherwise advised by the Federal Reserve Board.

Source of Strength. The Dodd-Frank Act also extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank and savings and loan holding companies. In general, the policy provides that dividends should be paid out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances, such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend. The guidance also provides for prior regulatory review where the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also provides for regulatory review prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction in the amount of such equity instruments outstanding as of the end of a quarter compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of Territorial Bancorp Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Qualified Thrift Lender Test

In order for Territorial Bancorp Inc. to remain regulated as a savings and loan holding company (rather than bank holding company) when Territorial Savings Bank converted from a federal savings bank to a Hawaii savings bank, Territorial Savings Bank is required to continue to satisfy the same qualified thrift lender (QTL) test that was applicable as federal savings bank. The QTL test requires Territorial Savings Bank to either qualify as a “domestic building and loan association” as defined by the Internal Revenue Code or maintain at least 65% of “portfolio assets” in “qualified thrift investments,” primarily residential mortgages and related investments, including mortgage-backed and related securities. Territorial Savings Bank was in compliance with the QTL test at December 31, 2020.

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

Risks Related to the COVID-19 Pandemic

The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations.

In December 2019, a coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. In March 2020, the COVID-19 outbreak was declared a national emergency in the United States. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have at times, depending on the severity of the outbreak, ordered non-essential businesses to close and residents to shelter in place at home to limit the spread of COVID-19. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, millions of individuals have filed claims for unemployment. In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and issued regulations that have provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Because the largest sector of Hawaii’s economy is the visitor industry, our market has been severly impacted by the pandemic. See the risk factor titled “Our local economy relies heavily on the tourism industry. Downturns in this industry could affect our operations and results,” below. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;

●	if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

●	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond loan deferral periods, which will adversely affect our net income;

●	the net worth and liquidity of our borrowers and any loan guarantors may decline, impairing their ability to honor commitments to us;

●	as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

●	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend and reduce the amount of our shares we repurchase;

●	our cyber security risks are increased as the result of an increase in the number of employees working remotely;

●	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us;

●	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs; and

●	employees may have difficulty performing work if COVID-19 infections occur.

Risks Related to our Lending Activities

Our lending activities provide lower interest rates than financial institutions that originate more commercial loans.

Our principal lending activity consists of originating one- to four-family residential real estate mortgage loans. As of December 31, 2020, these loans totaled $1.4 billion or 96.7% of total loans. We originate our loans with a focus on limiting credit risk and not to generate the highest return or create the greatest difference between the yield on our interest-earning assets and our cost of funds (interest rate spread).

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

At December 31, 2020, our portfolio of commercial real estate, construction and other nonresidential real estate loans totaled $19.1 million, or 1.4% of total loans. In addition, at December 31, 2020, our portfolio of commercial business loans totaled $9.7 million, or 0.7% of total loans. These loans generally expose us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate current economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was 0.3% of total loans at December 31, 2020, material additions to our allowance could materially decrease our net income. In addition, any future credit deterioration, including as a result of COVID-19, could require us to increase our allowance for loan losses in the future.

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

We are subject to regulatory enforcement risk, reputation risk and litigation risk regarding our participation in the Paycheck Protection Program (PPP) and we are subject to the risk that the Small Business Administration (SBA) may not fund some or all PPP loan guarantees.

The CARES Act included the PPP as a loan program administered through the SBA. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to detailed qualifications and eligibility criteria.

Because of the short timeframe between the passing of the CARES Act and implementation of the PPP, some of the rules and guidance relating to PPP were issued after lenders began processing PPP applications. Also, there was and continues to be uncertainty in the laws, rules and guidance relating to the PPP. Since the opening of the PPP, several banks have been subject to litigation regarding the procedures used in processing PPP applications, and several banks have been subject to litigation regarding the payment of fees to agents that assisted borrowers in obtaining PPP loans. In addition, some banks and borrowers have received negative media attention associated with PPP loans. Although we believe that we have administered the PPP in accordance with all applicable laws, regulations and guidance, we may be exposed to litigation risk and negative media attention related to our participation in the PPP. If any such litigation is not resolved in in our favor, it may result in significant financial liability to us or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation or media attention could have a material adverse impact on our business, financial condition, and results of operations.

The PPP has also attracted interest from federal and state enforcement authorities, oversight agencies, regulators, and U.S. Congressional committees. State Attorneys General and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act and the PPP regulations entitling us to rely on borrower certifications, and take more aggressive action against us for alleged violations of the provisions governing the PPP. Federal and state regulators can impose or request that we consent to substantial sanctions, restrictions and requirements if they determine there are violations of laws, rules or regulations or weaknesses or failures with respect to general standards of safety and soundness, which could adversely affect our business, reputation, results of operation and financial condition, and thereby adversely affect your investment.

We also have credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced a PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

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

Our success depends primarily on the general economic conditions in the State of Hawaii, as nearly all of our loans are to customers in the state. Accordingly, the economic conditions in the State of Hawaii have a significant impact on the ability of borrowers to repay loans as well as our ability to originate new loans. As such, a decline in real estate valuations in this market would lower the value of the collateral securing those loans. In addition, significant weakening in general economic conditions such as the spread of COVID-19, inflation, recession, unemployment or other factors beyond our control could negatively affect our financial results. See “Item 1. Business – Market Area” for a discussion of the adverse impact of the COVID-19 pandemic on our market area.”

Risks Related to Laws, Regulations and Government Matters

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

The Community Reinvestment Act (CRA), the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on activities which could result in the denial of certain corporate applications such as opening new branches. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

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

Territorial Savings Bank and Territorial Bancorp Inc. met all of these requirements, including the full 2.5% capital conservation buffer, as of December 31, 2020.

The application of these capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, limits on the payment of dividends to shareholders and repurchases of our common stock and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. See “Supervision and Regulation—Federal Banking Regulation—Capital Distributions.”

Reductions in defense spending by the federal government could have a detrimental impact on Hawaii’s economy.

The defense industry, the second largest contributor to Hawaii’s economy after the visitor industry, accounts for about 7.7% of the state’s gross domestic product. The defense industry creates thousands of jobs for residents of the State. Cuts to defense and other general spending could have an adverse impact on Hawaii’s economy, which could adversely affect our financial condition and results of operations.

Risks Related to Market Interest Rates

Future changes in interest rates could reduce our profits.

Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

●	the interest income we earn on our interest-earning assets, such as loans and securities; and

●	the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

As a result of our focus on one- to four-family residential real estate loans and the low demand for adjustable-rate loans in our market area, the interest rates we earn on our loans are generally fixed for long periods of time. Additionally, many of our securities investments are of long maturities with fixed interest rates. Like many savings institutions, our focus on deposit accounts as a source of funds, which have no stated maturity date or shorter contractual maturities than loans, results in our liabilities having a shorter duration than our assets. For example, as of December 31, 2020, 94.6% of our loans had maturities of 15 years or longer, while 68.9% of our certificates of deposits had maturities of one year or less. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets, such as loans and investments, likely will not increase as rapidly as the interest paid on our liabilities, such as deposits. Furthermore, our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. In a period of declining interest rates, the interest income earned on our assets likely will decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities, thereby requiring us to reinvest these cash flows at lower interest rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2020, the fair value of our investment in held-to-maturity securities totaled $262.8 million. Net unrealized gains on these securities totaled $15.2 million at December 31, 2020. At December 31, 2020, our available-for-sale securities totaled $3.6 million.

At December 31, 2020, our “rate shock” analysis indicated that our economic value of equity (the difference between the market value of our assets and the market value of our liabilities with adjustments made for off-balance sheet items) would increase by $4.4 million if there was an instantaneous 200 basis point increase in market interest rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

A continuation of the historically low interest rate environment may adversely affect our net interest income and profitability.

In recent years the Federal Reserve Board’s policy has been to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. Interest rates at these historically low levels have increased repayments on higher yielding loans and mortgage-backed securities. Our ability to reinvest these repayments in loans and securities with similar yields may be limited. Our ability to reduce our interest expense by lowering the rates we offer on our savings products to maintain our net interest income may be limited at current interest rate levels. Our interest expense may increase as we access non-core funding sources or increase deposit rates to fund our operations.

Risks Related to Economic Conditions

A worsening of economic conditions in our market area could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could adversely affect our operations, financial condition and earnings.

Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans.  A deterioration in economic conditions, as a result of COVID-19 or otherwise, could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

●	demand for our products and services may decline;
●	loan delinquencies, problem assets and foreclosures may increase;
●	collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans;
●	the value of our securities portfolio may decrease; and
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Moreover, a significant decline in general economic conditions caused by COVID-19, inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations.  In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Our local economy relies heavily on the tourism industry. Downturns in this industry could affect our operations and results.

Tourism is the largest sector of Hawaii’s economy. COVID-19 has had a significant impact on tourism. The Hawaii Tourism Authority reported visitor arrivals declined by 73.8% in 2020 compared to 2019. A downturn in the tourism industry, and the related loss of jobs or operating income for businesses, could have a significant impact on our ability to originate loans, and the ability of borrowers to repay loans, either of which could adversely affect our financial condition and results of operations. The downturn in the tourism industry may have a significant effect on our financial condition and results of operations. See “Item 1. Business – Market Area” for a discussion of the adverse impacts of the COVID-19 pandemic on our market area.

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

Risks Related to Operational Matters

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

The risk that our systems may be compromised by persons seeking to commit fraud is increased as a result of an increase in the number of our employees working remotely due to the COVID-19 pandemic.

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

Risks Related to Environmental Matters

Climate change is a long term risk to the State of Hawaii.

As a state surrounded by water, rising sea levels will impact coastline properties and properties subject to tidal flooding.  That could negatively impact the real estate loans we have made on those properties.  Furthermore, as tourism is the State’s largest industry, climate change could negatively impact the weather of Hawaii, which is one of the leading reasons for visitors to travel to the State. Scientists have indicated that climate change may increase the intensity of tropical storms and hurricanes.

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

Risks Related to Competitive and Strategic Matters

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

Risks Related to Accounting Matters

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

Other Risks Related to Our Business

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

ITEM 1B.Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

We operate from our corporate office in Honolulu, Hawaii, and from our 29 full-service branches located in the State of Hawaii. The net book value of our premises, land and equipment was $4.9 million at December 31, 2020. The following table sets forth information with respect to all of our full-service banking offices.  We lease all of our properties except for the Kailua Branch.

AINA HAINA	KAIMUKI	KIHEI	PEARLRIDGE
Aina Haina Shopping Center	1108 12th Avenue	Azeka Shopping Center	98-084 Kamehameha Highway
820 West Hind Drive	Honolulu, Oahu 96816	1279 South Kihei Road	Aiea, Oahu 96701
Honolulu, Oahu 96821		Kihei, Maui 96753

ALA MOANA CENTER	KALIHI-KAPALAMA	KONA	PIIKOI
1450 Ala Moana Boulevard	1199 Dillingham Boulevard	Crossroads Shopping Center	1159 South Beretania Street
Honolulu, Oahu 96814	Honolulu, Oahu 96817	75-1027 Henry Street	Honolulu, Oahu 96814
Kailua-Kona, Hawaii 96740

DOWNTOWN	KAMEHAMEHA	LAHAINA	SALT LAKE
1000 Bishop Street	SHOPPING CENTER	Old Lahaina Center	Salt Lake Shopping Center
Honolulu, Oahu 96813	1620 North School Street	170 Papalaua Street	848 Ala Lilikoi Street
	Honolulu, Oahu 96817	Lahaina, Maui 96761	Honolulu, Oahu 96818

HAWAII KAI	KANEOHE	MANOA	WAIPAHU
Hawaii Kai Shopping Center	46-005 Kawa Street	Manoa Marketplace	Waipahu Town Center
377 Keahole Street	Kaneohe, Oahu 96744	2752 Woodlawn Drive	94-050 Farrington Highway
Honolulu, Oahu 96825		Honolulu, Oahu 96822	Waipahu, Oahu 96797

HILO	KAPAHULU	McCULLY	WAIPIO
Waiakea Center	Kilohana Square	1111 McCully Street	Laniakea Plaza
315 Makaala Street	1016 Kapahulu Avenue	Honolulu, Oahu 96826	94-1221 Ka Uka Boulevard
Hilo, Hawaii 96720	Honolulu, Oahu 96816		Waipahu, Oahu 96797

KAHALA	KAPOLEI	MILILANI
Ku'ono Marketplace	Ace Center at Kapolei	Town Center of Mililani
4819 Kilauea Avenue	480 Kamokila Boulevard	95-1249 Meheula Parkway
Honolulu, Oahu 96816	Kapolei, Oahu 96709	Mililani, Oahu 96789

KAHULUI	KAUAI	NUUANU
Queen Kaahumanu Center	Kukui Grove Shopping Center	Nuuanu Shopping Center
275 W. Kaahumanu Avenue	4393 Kukui Grove Street	1613 Nuuanu Avenue
Kahului, Maui 96732	Lihue, Kauai 96766	Honolulu, Oahu 96817

KAILUA	KEEAUMOKU	PEARL CITY
19 Oneawa Street	735 Keeaumoku Street	Pearl City Shopping Center
Kailua, Oahu 96734	Honolulu, Oahu 96814	850 Kamehameha Highway
Pearl City, Oahu 96782

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2020, we were not involved in any legal proceedings, the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)Market, Holder and Dividend Information. Our common stock is traded on the NASDAQ Global Select Market under the symbol “TBNK.” The approximate number of holders of record of Territorial Bancorp Inc.’s common stock as of February 28, 2021 was 1,049. Certain shares of Territorial Bancorp Inc. are held in “nominee” or “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

(b)Sales of Unregistered Securities. Not applicable.

(c)Use of Proceeds. Not applicable.

(d)Securities Authorized for Issuance Under Equity Compensation Plans. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(e)Stock Repurchases. There were no repurchases of our shares of common stock during the three months ended December 31, 2020. On June 6, 2019, we announced our ninth repurchase program. Under this share repurchase program, we were authorized to repurchase up to $5,000,000 of our common stock based on certain price assumptions. We completed our ninth repurchase program on April 21, 2020. Due to the uncertainty surrounding the COVID-19 pandemic, we have not announced a new share repurchase program.

(1)

ITEM 6.Selected Financial Data

The following selected financial data and ratios have been derived, in part, from the Consolidated Financial Statements and notes appearing elsewhere in this Annual Report on Form 10-K.

	At December 31,
	2020	2019	2018	2017	2016

	(In thousands)
Selected Financial Condition Data:

Total assets	$2,110,799	$2,086,313	$2,069,206	$2,003,846	$1,877,562
Cash and cash equivalents	363,543	44,806	47,063	32,089	61,273
Investment securities held to maturity	247,642	363,883	371,517	404,792	407,656
Loans receivable, net	1,406,995	1,584,784	1,574,714	1,488,971	1,335,987
Bank-owned life insurance	45,644	45,113	45,066	44,201	43,294
Deposits	1,659,800	1,631,933	1,629,164	1,597,295	1,493,200
Advances from the Federal Home Loan Bank	141,000	156,000	142,200	107,200	69,000
Securities sold under agreements to repurchase	10,000	10,000	30,000	30,000	55,000
Total stockholders’ equity	248,708	243,890	235,079	234,854	229,786

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(In thousands)
Selected Operating Data:

Interest income	$69,757	$75,568	$73,301	$68,333	$66,073
Interest expense	12,191	17,027	13,529	9,589	7,844
Net interest income	57,566	58,541	59,772	58,744	58,229
Provision for loan losses	1,625	61	119	52	310
Net interest income after provision for loan losses	55,941	58,480	59,653	58,692	57,919
Noninterest income	6,804	7,832	3,164	3,846	4,094
Noninterest expense	37,425	38,006	37,494	36,474	34,879
Income before income taxes	25,320	28,306	25,323	26,064	27,134
Income taxes	6,715	6,311	6,111	11,102	10,787
Net income	$18,605	$21,995	$19,212	$14,962	$16,347

	At or for the Year Ended December 31,
	2020	2019	2018	2017	2016
Selected Financial Ratios (expressed as percentages) and Other Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.89%	1.06%	0.95%	0.77%	0.88%
Return on average equity (ratio of net income to average equity)	7.53%	9.04%	8.14%	6.34%	7.20%
Interest rate spread (1)	2.76%	2.80%	2.94%	3.07%	3.19%
Net interest margin (2)	2.85%	2.93%	3.05%	3.15%	3.26%
Efficiency ratio (3)	58.14%	57.26%	59.57%	58.27%	55.96%
Noninterest expense to average total assets	1.79%	1.83%	1.85%	1.89%	1.88%
Average interest-earning assets to average interest-bearing liabilities	115.81%	115.44%	114.92%	115.50%	115.66%
Average equity to average total assets	11.79%	11.71%	11.62%	12.20%	12.25%
Basic earnings per share	$2.03	$2.38	$2.07	$1.61	$1.80
Diluted earnings per share	$2.01	$2.34	$2.03	$1.57	$1.76
Dividend payout ratio (4)	50.75%	63.40%	56.16%	76.43%	52.27%

Asset Quality Ratios:
Nonperforming assets to total assets	0.21%	0.04%	0.11%	0.21%	0.24%
Nonperforming loans to total loans	0.31%	0.05%	0.14%	0.28%	0.34%
Allowance for loan losses to nonperforming loans	96.75%	368.48%	119.39%	60.28%	53.78%
Allowance for loan losses to total loans	0.30%	0.17%	0.17%	0.17%	0.18%

Capital Ratios (bank-level only):
Total capital (to risk-weighted assets)	27.99%	23.59%	23.78%	23.59%	25.59%
Common equity Tier 1 capital (to risk-weighted assets)	27.49%	23.31%	23.50%	23.31%	25.30%
Tier I capital (to risk-weighted assets)	27.49%	23.31%	23.50%	23.31%	25.30%
Tier I capital (to total assets)	11.38%	10.92%	11.09%	11.04%	11.76%

Other Data:
Number of full-service offices	29	29	29	29	28
Full-time equivalent employees	273	273	277	276	271
(1)	The average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	The dividend payout ratio represents cash dividends declared per share divided by diluted earnings per share.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have continued our focus on originating one- to four-family residential real estate loans. Our emphasis on conservative loan underwriting has resulted in continued low levels of nonperforming assets. Our nonperforming assets, which can include nonaccrual loans and real estate owned, totaled $4.4 million, or 0.21% of total assets at December 31, 2020, compared to $736,000, or 0.04% of total assets at December 31, 2019. As of December 31, 2020, nonperforming assets consisted of 12 mortgage loans with a principal balance of $4.4 million. Our provisions for loan losses were $1.6 million and $61,000 for the years ended December 31, 2020 and 2019, respectively. The increase in the loan loss provision occurred primarily from an increase in the qualitative factors use to calculate the allowance for loan losses. The qualitative factors were raised because of loan payment deferrals related to the COVID-19 pandemic and Hawaii’s unemployment rate increase due to layoffs that resulted from government mandates to minimize the spread of COVID-19.

Our operations are affected by our efforts to manage our interest rate risk position. In 2020 and 2019, we sold $43.8 million and $10.1 million, respectively, of fixed-rate mortgage loans. In 2020 and 2019, we obtained $21.0 million and $19.0 million, respectively, of long-term public deposits. In 2020, we restructured $82.0 million of FHLB advances to lower the average cost of FHLB advances and extended the average maturity date. In 2019, we increased our long-term FHLB borrowings by $121.0 million, to help manage our interest rate risk. See “—Management of Market Risk” for a discussion of the actions we have taken in managing interest rate risk.

All of Territorial Savings Bank’s investments in mortgage-backed securities and collateralized mortgage obligations have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. These agencies guarantee the payment of principal and interest on the Bank’s mortgage-backed securities. We do not own any preferred stock issued by Fannie Mae or Freddie Mac. As of December 31, 2020 and 2019, our additional borrowing capacity at the FHLB of Des Moines was $807.2 million and $727.5 million, respectively.

Critical Accounting Policies and Estimates

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

We evaluated our $8.1 million investment in FHLB stock for other-than-temporary impairment as of December 31, 2020. Considering the long-term nature of this investment and the liquidity position of the FHLB of Des Moines, our FHLB stock was not considered to be other-than-temporarily impaired. As of December 31, 2020, the FHLB of Des Moines has met all of its regulatory capital requirements. Moody’s Investor Services has given the FHLB of Des Moines a long-term credit rating of Aaa.

We evaluated our $3.1 million investment in FRB stock for other-than-temporary impairment as of December 31, 2020. Based on the long-term nature of this investment and the liquidity position of the FRB of San Francisco, our FRB stock was not considered to be other-than-temporarily impaired.

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

At December 31, 2020, we used weighted-average discount rates of 3.30% and 2.50% for calculating annual pension expense and projected plan liabilities, respectively, and an expected long-term rate of return on plan assets of 7.00% for calculating annual pension expense. At December 31, 2019, we used weighted-average discount rates of 4.30% and 3.30% for calculating annual pension expense and projected plan liabilities, respectively, and an expected long-term rate of return on plan assets of 7.25% for calculating annual pension expense. For both the discount rate and the asset return rate, a range of estimates could reasonably have been used, which would affect the amount of pension expense and pension liability recorded.

A decrease in the discount rate or an increase in the asset return rate would have reduced our pension expense in 2020, while an increase in the discount rate or a decrease in the asset return rate would have the opposite effect. A 25 basis point decrease in the discount rate assumptions would have decreased our 2020 pension expense by $14,000 and would have increased our year-end 2020 pension liability by $682,000, while a 25 basis point decrease in the asset return rate would have increased our 2020 pension expense by $47,000.

Balance Sheet Analysis

Assets. At December 31, 2020, our assets were $2.1 billion, an increase of $24.5 million, or 1.2%, from December 31, 2019. The increase was primarily caused by a $318.7 million increase in cash and cash equivalents, which was partially offset by a $177.8 million decrease in net loans receivable and a $121.3 million decrease in total investment securities. The increase in cash and cash equivalents occurred as loan and security repayments and sales exceeded the amount of new loan originations.

Cash and Cash Equivalents. At December 31, 2020, we had $363.5 million of cash and cash equivalents compared to $44.8 million at December 31, 2019. During 2020, cash and cash equivalents increased by $318.7 million primarily due to a $177.8 million decrease in net loans receivable, a $121.3 million decrease in total investment securities and a $27.9 million increase in deposits.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$1,366,507	96.74%	$1,536,781	96.66%	$1,531,149	96.88%	$1,444,625	96.65%	$1,289,364	96.11%
Multi-family residential	7,245	0.51	9,965	0.63	12,151	0.77	10,799	0.72	9,551	0.71
Construction, commercial and other	19,074	1.35	23,382	1.47	20,780	1.31	21,787	1.46	23,346	1.74
Home equity loans and lines of credit	9,376	0.67	10,084	0.63	11,090	0.70	12,882	0.86	14,805	1.10
Other loans	10,321	0.73	9,719	0.61	5,296	0.34	4,614	0.31	4,564	0.34

Total loans	1,412,523	100.00%	1,589,931	100.00%	1,580,466	100.00%	1,494,707	100.00%	1,341,630	100.00%

Other items:
Unearned fees and discounts, net	(1,266)		(2,435)		(3,110)		(3,188)		(3,191)
Allowance for loan losses	(4,262)		(2,712)		(2,642)		(2,548)		(2,452)

Loans receivable, net	$1,406,995		$1,584,784		$1,574,714		$1,488,971		$1,335,987

The loan portfolio decreased from $1.6 billion at December 31, 2019 to $1.4 billion at December 31, 2020 as loan repayments, sales and a loan securitization transaction exceeded new loan originations. For the year ended December 31, 2020, we securitized fixed-rate first mortgage loans with a book value of $9.4 million into Freddie Mac mortgage-backed securities to increase liquidity.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled maturities of our loan portfolio at December 31, 2020. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to four-family		Multi-family residential		Construction, commercial		Home equity loans and
	residential real estate		real estate		and other real estate		lines of credit		Other loans		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
2021	$9	5.53%	$863	5.36%	$1,262	5.13%	$226	5.25%	$474	7.06%	$2,834	5.53%
2022 to 2025	1,053	4.45	1,788	5.19	2,303	5.41	2,973	5.36	3,025	3.66	11,142	4.80
2026 and beyond	1,365,445	3.71	4,594	4.25	15,509	4.29	6,177	4.54	6,822	4.78	1,398,547	3.73

Total	$1,366,507	3.71%	$7,245	4.61%	$19,074	4.48%	$9,376	4.82%	$10,321	4.56%	$1,412,523	3.74%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2020 that are contractually due after December 31, 2021.

	Due After December 31, 2021
	Fixed	Adjustable	Total

	(In thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$1,365,581	$917	$1,366,498
Multi-family residential	5,728	654	6,382
Construction, commercial and other	16,260	1,552	17,812
Home equity loans and lines of credit	720	8,430	9,150
Other loans	9,242	605	9,847
Total loans	$1,397,531	$12,158	$1,409,689

Securities. At December 31, 2020, our securities portfolio totaled $251.2 million, or 11.9% of assets and included $247.6 million of held-to-maturity securities and $3.6 million of available-for-sale securities. All of the mortgage-backed securities were issued by Fannie Mae, Freddie Mac or Ginnie Mae. At December 31, 2020, none of the underlying collateral consisted of subprime or Alt-A loans (traditionally defined as nonconforming loans having less than full documentation). At December 31, 2020, we held no common or preferred stock of Fannie Mae or Freddie Mac.

The following table sets forth the amortized cost and estimated fair value of our securities portfolio at the dates indicated.

	At December 31,
	2020		2019		2018
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Available for Sale:
U.S. government sponsored mortgage-backed securities:
Freddie Mac	$3,185	$3,562	$7,905	$8,628	$2,644	$2,560
Total	$3,185	$3,562	$7,905	$8,628	$2,644	$2,560

Held to Maturity:
U.S. government sponsored mortgage-backed securities:
Fannie Mae	$70,774	$74,804	$110,497	$112,446	$119,536	$117,079
Freddie Mac	154,223	164,342	218,966	224,271	211,365	208,015
Collateralized mortgage obligations (1)	2,745	2,790	3,964	3,865	4,877	4,608
Ginnie Mae	19,900	20,905	30,456	30,723	35,664	34,517
Total U.S. government sponsored mortgage-backed securities	247,642	262,841	363,883	371,305	371,442	364,219

Trust preferred securities	—	—	—	—	75	703

Total	$247,642	$262,841	$363,883	$371,305	$371,517	$364,922
(1)	All of our collateralized mortgage obligations have been issued by Fannie Mae, Freddie Mac or Ginnie Mae.

The securities portfolio decreased from $372.5 million at December 31, 2019 to $251.2 million at December 31, 2020 as securities repayments exceeded the amount of securities acquired in the loan securitization transaction.

Our remaining trust preferred security investment was sold in 2019. A gain of $2.7 million was recognized on the sale.

Any unrealized loss on individual mortgage-backed securities as of December 31, 2020 and 2019 was caused by increases in market interest rates. All of our mortgage-backed securities are guaranteed by U.S. government-sponsored enterprises or a U.S. government agency. Since the decline in market value has been attributable to changes in interest rates and not credit quality, we continue to have the intent not to sell these investments, and it is not more likely than not that we will be required to sell such investments prior to the recovery of the amortized cost basis, we have not considered these investments to be other-than-temporarily impaired as of December 31, 2020 and 2019.

At December 31, 2020, we had no investments in a single company (other than U.S. government sponsored enterprises) or entity that had an aggregate book value in excess of 10% of our consolidated stockholders’ equity.

Portfolio Maturities and Coupons. The composition and maturities of the investment securities portfolio at December 31, 2020 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent adjustments have been made, as we did not hold any tax-free investment securities at December 31, 2020.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Coupon	Cost	Coupon	Cost	Coupon	Cost	Coupon	Cost	Fair Value	Coupon

	(Dollars in thousands)
Available for Sale:
U.S. government sponsored mortgage-backed securities:
Freddie Mac	$—	—%	$—	—%	$—	—%	$3,185	4.00%	$3,185	$3,562	4.00%
Total	$—	—%	$—	—%	$—	—%	$3,185	4.00%	$3,185	$3,562	4.00%

Held to Maturity:
U.S. government sponsored mortgage-backed securities:
Fannie Mae	$—	—%	$—	—%	$49	3.02%	$70,725	3.06%	$70,774	$74,804	3.06%
Freddie Mac	—	—	—	—	—	—	154,223	3.01	154,223	164,342	3.01
Collateralized mortgage obligations (1)	—	—	—	—	—	—	2,745	1.64	2,745	2,790	1.64
Ginnie Mae	—	—	—	—	10	2.69	19,890	2.77	19,900	20,905	2.77
Total U.S. government sponsored mortgage-backed securities	—	—	—	—	59	2.96	247,583	2.99	247,642	262,841	2.99

Total	$—	—%	$—	—%	$59	2.96%	$247,583	2.99%	$247,642	$262,841	2.99%
(1)	All of our collateralized mortgage obligations have been issued by Fannie Mae, Freddie Mac or Ginnie Mae.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is nontaxable. Interagency federal guidance generally limits our investment in bank-owned life insurance to 25% of the Bank’s Tier 1 capital plus our allowance for loan losses. At December 31, 2020, this limit was $60.9 million, and we had invested $45.6 million in bank-owned life insurance at that date.

Deposits. At December 31, 2020, deposits totaled $1.7 billion or 89.1% of total liabilities. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts and Super NOW accounts. Historically, we have not accepted, and do not currently have, brokered deposits. We accept deposits primarily from the areas in which our offices are located. We rely on our competitive pricing and products, convenient locations and quality customer service to attract and retain deposits.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, market interest rates, liquidity requirements and our deposit growth goals.

During the year ended December 31, 2020, our deposits grew by $27.9 million, or 1.7%. The growth in deposits was primarily due to increases of $102.7 million in savings and $53.4 million in checking accounts, which were partially offset by a $142.2 million decrease in certificates of deposit for the year ended December 31, 2020. The increase in savings accounts and the decrease in certificates of deposit occurred as some customers with matured certificates of deposit transferred their funds to savings accounts as interest rates on certificates of deposit declined. The decrease in certificates of deposit also included an $81.6 million decrease in public deposits.

At December 31, 2020, we had a total of $321.8 million in certificates of deposit, of which $221.6 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity.

The following tables set forth the distribution of our average total deposit accounts (including interest-bearing and non-interest-bearing deposits), by account type, for the periods indicated.

	For the Year Ended December 31,
	2020			2019
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate

	(Dollars in thousands)
Deposit type:
Non-interest-bearing	$58,007	3.5%	—%	$52,501	3.2%	—%
Savings accounts	946,505	57.6	0.26%	939,159	57.4	0.49%
Certificates of deposit	409,758	24.9	1.58%	447,898	27.4	1.97%
Money market	5,845	0.4	0.34%	5,034	0.3	0.44%
Checking and Super NOW	223,770	13.6	0.02%	190,667	11.7	0.02%

Total deposits	$1,643,885	100.0%	0.57%	$1,635,259	100.0%	0.85%

	For the Year Ended December 31, 2018
			Weighted
	Average		Average
	Balance	Percent	Rate

	(Dollars in thousands)
Deposit type:
Non-interest-bearing	$51,063	3.1%	—%
Savings accounts	1,019,966	62.9	0.47%
Certificates of deposit	362,699	22.4	1.68%
Money market	5,673	0.3	0.44%
Checking and Super NOW	183,277	11.3	0.02%

Total deposits	$1,622,678	100.0%	0.70%

As of December 31, 2020, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $250,000 was $172.7 million. As of December 31, 2020, certificates of deposit owned by state and local governments in amounts greater than or equal to $250,000 was $126.1 million. The following table sets forth the maturity of those certificates as of December 31, 2020.

At
December 31, 2020
(In thousands)
Three months or less	$58,605
Over three months through six months	26,905
Over six months through one year	38,255
Over one year to three years	46,988
Over three years	1,907

Total	$172,660

Borrowings. Our borrowings consist of advances from the FHLB and funds borrowed under securities sold under agreements to repurchase. At December 31, 2020, our FHLB advances totaled $141.0 million, or 7.6% of total liabilities, and our securities sold under agreements to repurchase totaled $10.0 million, or 0.5% of total liabilities. At December 31, 2020, we had the capability to borrow up to $807.2 million in the form of additional advances from the Federal Home Loan Bank.

During the year ended December 31, 2020, our total borrowings decreased by $15.0 million or 9.0%. The decrease was due to the maturing of FHLB advances. During the year ended December 31, 2020, we restructured $82.0 million of FHLB advances.  This transaction lowered the average cost of FHLB advances from 2.28% to 1.52% and extended the average maturity date by 1.9 years. The restructuring was accounted for as a continuation of the existing borrowings with any prepayment fees recognized as an adjustment to the future cost of the restructured advances. We primarily funded our operations with additional deposits, borrowings, proceeds from loan and security sales and principal repayments on loans and mortgage-backed securities.

The following table sets forth information concerning balances and interest rates on our FHLB advances at the dates and for the years indicated.

	At or for the Year Ended December 31,
	2020	2019	2018

	(Dollars in thousands)
Balance at end of year	$141,000	$156,000	$142,200
Average balance during year	$145,276	$138,181	$106,159
Maximum outstanding at any month end	$156,000	$183,900	$142,200
Weighted average interest rate at end of year	1.52%	2.27%	2.35%
Average interest rate during year	2.06%	2.42%	1.89%

The following table sets forth information concerning balances and interest rates on our securities sold under agreements to repurchase at the dates and for the years indicated.

	At or for the Year Ended December 31,
	2020	2019	2018

	(Dollars in thousands)
Balance at end of year	$10,000	$10,000	$30,000
Average balance during year	$10,000	$12,808	$30,000
Maximum outstanding at any month end	$10,000	$30,000	$30,000
Weighted average interest rate at end of year	1.81%	1.77%	1.66%
Average interest rate during year	1.82%	1.75%	1.68%

Stockholders’ Equity. At December 31, 2020, our stockholders’ equity was $248.7 million, an increase of $4.8 million, or 2.0%, from $243.9 million at December 31, 2019. The increase in stockholders’ equity occurred as our net income, the increase in capital from the exercise of stock options and allocation of ESOP shares exceeded dividends declared and share repurchases.

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

	For the Year Ended
	December 31, 2020
	Average
	Outstanding
	Balance	Interest	Yield/ Rate

	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (1)	$1,474,736	$56,692	3.84%
Multi-family residential	9,028	413	4.57
Construction, commercial and other	22,193	1,010	4.55
Home equity loans and lines of credit	9,905	577	5.83
Other loans	10,629	482	4.53
Total loans	1,526,491	59,174	3.88
Investment securities:
U.S. government sponsored mortgage-backed securities (1)	327,882	9,615	2.93
Trust preferred securities	—	—	—
Total securities	327,882	9,615	2.93
Other	162,086	968	0.60
Total interest-earning assets	2,016,459	69,757	3.46
Non-interest-earning assets	79,232
Total assets	$2,095,691

Interest-bearing liabilities:
Savings accounts	$946,505	2,486	0.26%
Certificates of deposit	409,758	6,459	1.58
Money market accounts	5,845	20	0.34
Checking and Super NOW accounts	223,770	48	0.02
Total interest-bearing deposits	1,585,878	9,013	0.57
Federal Home Loan Bank advances	145,276	2,996	2.06
Securities sold under agreements to repurchase	10,000	182	1.82
Total interest-bearing liabilities	1,741,154	12,191	0.70
Non-interest-bearing liabilities	107,373
Total liabilities	1,848,527
Stockholders’ equity	247,164
Total liabilities and stockholders’ equity	$2,095,691

Net interest income		$57,566
Net interest rate spread (2)			2.76%
Net interest-earning assets (3)	$275,305
Net interest margin (4)			2.85%
Interest-earning assets to interest-bearing liabilities	115.81%

(footnotes on following page)

	For the Year Ended December 31,
	2019			2018
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate

	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (1)	$1,539,289	$60,558	3.93%	$1,480,279	$57,827	3.91%
Multi-family residential	11,755	542	4.61	11,086	505	4.56
Construction, commercial and other	21,462	1,019	4.75	22,799	1,073	4.71
Home equity loans and lines of credit	11,196	636	5.68	12,267	629	5.13
Other loans	7,396	382	5.16	4,543	245	5.39
Total loans	1,591,098	63,137	3.97	1,530,974	60,279	3.94
Investment securities:
U.S. government sponsored mortgage-backed securities (1)	371,844	11,459	3.08	395,279	12,236	3.10
Trust preferred securities	3	—	0.00	213	—	0.00
Total securities	371,847	11,459	3.08	395,492	12,236	3.09
Other	38,447	972	2.53	36,102	786	2.18
Total interest-earning assets	2,001,392	75,568	3.78	1,962,568	73,301	3.73
Non-interest-earning assets	77,075			68,320
Total assets	$2,078,467			$2,030,888

Interest-bearing liabilities:
Savings accounts	$939,159	4,593	0.49%	$1,019,966	4,841	0.47%
Certificates of deposit	447,898	8,807	1.97	362,699	6,109	1.68
Money market accounts	5,034	22	0.44	5,673	25	0.44
Checking and Super NOW accounts	190,667	41	0.02	183,277	40	0.02
Total interest-bearing deposits	1,582,758	13,463	0.85	1,571,615	11,015	0.70
Federal Home Loan Bank advances	138,181	3,346	2.42	106,159	2,010	1.89
Securities sold under agreements to repurchase	12,808	218	1.70	30,000	504	1.68
Total interest-bearing liabilities	1,733,747	17,027	0.98	1,707,774	13,529	0.79
Non-interest-bearing liabilities	101,396			87,086
Total liabilities	1,835,143			1,794,860
Stockholders’ equity	243,324			236,028
Total liabilities and stockholders’ equity	$2,078,467			$2,030,888

Net interest income		$58,541			$59,772
Net interest rate spread (2)			2.80%			2.94%
Net interest-earning assets (3)	$267,645			$254,794
Net interest margin (4)			2.93%			3.05%
Interest-earning assets to interest-bearing liabilities	115.44%			114.92%
(1)	Average balance includes loans or investments held to maturity and available for sale, as applicable.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31,
	2020 vs. 2019
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential	$(2,502)	(1,364)	(3,866)
Multi-family residential	(125)	(4)	(129)
Construction, commercial and other	39	(48)	(9)
Home equity loans and lines of credit	(76)	17	(59)
Other loans	139	(39)	100
Total loans	(2,525)	(1,438)	(3,963)
U.S. government sponsored mortgage-backed securities	(1,309)	(535)	(1,844)
Other	(5)	1	(4)

Total interest-earning assets	(3,839)	(1,972)	(5,811)

Interest-bearing liabilities:
Savings accounts	36	(2,143)	(2,107)
Certificates of deposit	(705)	(1,643)	(2,348)
Money market accounts	8	(10)	(2)
Checking and Super NOW accounts	7	—	7
Total interest-bearing deposits	(654)	(3,796)	(4,450)
Federal Home Loan Bank advances	186	(536)	(350)
Securities sold under agreements to repurchase	(52)	16	(36)

Total interest-bearing liabilities	(520)	(4,316)	(4,836)

Change in net interest income	$(3,319)	$2,344	$(975)

Comparison of Operating Results for the Years Ended December 31, 2020 and 2019

General. Net income decreased by $3.4 million, or 15.4%, to $18.6 million for the year ended December 31, 2020 from $22.0 million for the year ended December 31, 2019. The decrease in net income was primarily due to a $1.6 million increase in loan loss provisions, a $1.0 million decrease in noninterest income, a $975,000 decrease in net interest income and a $404,000 increase in income taxes, which were partially offset by a $581,000 decrease in noninterest expense.

Net Interest Income. Net interest income decreased by $975,000, or 1.7%, to $57.6 million for the year ended December 31, 2020 from $58.5 million for the year ended December 31, 2019. Interest income decreased by $5.8 million, or 7.7%, to $69.8 million for the year ended December 31, 2020 from $75.6 million for the year ended December 31, 2019. The decrease in interest income occurred primarily because of the $64.6 million decrease in the average outstanding balance of total loans, the $44.0 million decrease in the average outstanding balance of investment securities and a 32 basis point decrease in the average yield on interest-earning assets. Interest expense decreased by $4.8 million, or 28.4%, to $12.2 million for the year ended December 31, 2020 from $17.0 million for the year ended December 31, 2019. The decrease in interest expense was due to a 28 basis point decrease in the average cost of interest-bearing liabilities and a $38.1 million decrease in the average outstanding balance of certificates of deposit. The interest rate spread and net interest margin were 2.76% and 2.85%, respectively, for the year ended December 31, 2020, compared to 2.80% and 2.93%, respectively, for the year ended December 31, 2019. The decreases in the interest rate spread and net interest margin were primarily due to the decrease in the yield on interest-earning assets, which was partially offset by a decrease in the cost of interest-bearing liabilities.

Interest Income. Interest income decreased by $5.8 million, or 7.7%, to $69.8 million for the year ended December 31, 2020 from $75.6 million for the year ended December 31, 2019. Interest income on loans decreased by $4.0 million, or 6.3%, to $59.2 million for the year ended December 31, 2020 from $63.1 million for the year ended December 31, 2019. The decrease in interest income on loans occurred because the average balance of loans decreased by $64.6 million, or 4.1%, as loan repayments, sales and securitizations exceeded new loan originations. The decrease in interest income that occurred because of the decrease in the loan portfolio was augmented by a nine basis point decrease in the average loan yield to 3.88% for the year ended December 31, 2020 compared to 3.97% for the year ended December 31, 2019. The decrease in the average yield on loans occurred primarily because of the origination of new loans with lower yields. Interest income on investment securities decreased by $1.8 million, or 16.1%, to $9.6 million for the year ended December 31, 2020 from $11.5 million for the year ended December 31, 2019. The decrease in interest income on securities occurred primarily because of a $44.0 million decrease in the average securities balance and a 15 basis point decrease in the average yield on securities. The decrease in the average securities balance occurred as repayments and security sales exceeded loan securitizations.

Interest Expense. Interest expense decreased by $4.8 million, or 28.4%, to $12.2 million for the year ended December 31, 2020 from $17.0 million for the year ended December 31, 2019. Interest expense on certificates of deposits decreased by $2.3 million, or 26.7%, to $6.5 million for the year ended December 31, 2020 from $8.8 million for the year ended December 31, 2019.  The decrease in interest expense on certificates of deposit occurred because of a 39 basis point decrease in the average cost of certificates of deposit and an $38.1 million decrease in the average balance of certificates of deposit. Interest expense on savings accounts decreased by $2.1 million, or 45.9%, to $2.5 million for the year ended December 31, 2020 from $4.6 million for the year ended December 31, 2019. The decrease in interest expense on savings accounts occurred because of a 23 basis point decrease in the average cost of savings accounts, which was partially offset by a $7.3 million increase in the average balance of savings accounts.

Provision for Loan Losses. Based on our analysis of the factors described in “—Allowance for Loan Losses,” we recorded provisions for loan losses of $1.6 million and $61,000 for the years ended December 31, 2020 and 2019, respectively. The increase in loan loss provisions from 2019 to 2020 is primarily due to an increase in the qualitiative factors used to calculate the allowance for loan losses. The qualitative factors were raised because of loan payment deferrals related to the COVID-19 pandemic and Hawaii’s unemployment rate increase due to layoffs that resulted from the government mandates to minimize the spread of COVID-19. The provisions for loan losses included net charge-offs of $75,000 for the year ended December 31, 2020 and net recoveries of $9,000 for year ended December 31, 2019. The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.30% and 0.17% at December 31, 2020 and 2019, respectively. Nonaccrual loans totaled $4.4 million and $736,000 at December 31, 2020 and 2019, respectively. To the best of our knowledge, at December 31, 2020 and 2019, we had provided for all losses that are both probable and can be reasonably estimated at those respective dates.

Noninterest Income. The following table summarizes changes in noninterest income for the years ended December 31, 2020 and 2019.

	Year Ended December 31,		Change 2020/2019
	2020	2019	$ Change	% Change

	(Dollars in thousands)
Service fees on loan and deposit accounts	$2,662	$1,937	$725	37.4%
Income on bank-owned life insurance	807	835	(28)	(3.4)%
Gain on sale of investment securities	1,320	2,910	(1,590)	(54.6)%
Gain on sale of loans	1,626	1,540	86	5.6%
Other	389	610	(221)	(36.2)%
Total	$6,804	$7,832	$(1,028)	(13.1)%

Noninterest income decreased by $1.0 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. We sold $19.2 million and $5.7 million of mortgage-backed securities for the years ended December 31, 2020 and 2019, respectively, and recorded gains of $1.3 million and $193,000, respectively. During the year ended December 31, 2019, we also sold our investment in a trust preferred security and recognized a gain of $2.7 million. The sale of this trust preferred security, which had a significant deterioration in the issuer’s credit rating, is in accordance with the Investments — Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of its intent to hold the remaining securities in the held-to-maturity portfolio to maturity. Other income decreased primarily due to bank-owned life insurance proceeds received in 2019. The increase in service fees on loan and deposit accounts was primarily due to an increase in broker fee income. The broker fee income was earned when we referred mortgage loan applications to other financial institutions and mortgage bankers. This increase in service fees was partially offset by a decrease in automated teller machine fees. These fees were waived for several months during the first half of the year in response to the COVID-19 pandemic.

Noninterest Expense. The following table summarizes changes in noninterest expense for the years ended December 31, 2020 and 2019.

	Year Ended December 31,		Change 2020/2019
	2020	2019	$ Change	% Change

	(Dollars in thousands)
Salaries and employee benefits	$21,741	$22,580	$(839)	(3.7)%
Occupancy	6,684	6,400	284	4.4%
Equipment	4,666	4,183	483	11.5%
Federal deposit insurance premiums	352	288	64	22.2%
Other general and administrative expenses	3,982	4,555	(573)	(12.6)%
Total	$37,425	$38,006	$(581)	(1.5)%

Noninterest expense decreased by $581,000 to $37.4 million for the year ended December 31, 2020 from $38.0 million for the year ended December 31, 2019. Salaries and employee benefits expense decreased by $839,000 for the year primarily due to increases in deferred salary expenses for originating new loans and a decrease in employee stock ownership plan expense. The decrease in employee stock ownership plan expense occurred because of a decline in our stock price. Other general and administrative expenses decreased by $573,000 primarily due to a decrease in advertising and external auditing fees. Equipment expense increased by $483,000 primarily due to an increase in data processing expenses. Occupancy expense increased by $284,000 primariliy due to an increase in rent expense and office repairs and maintenance expense.

Income Tax Expense. Income tax expense for 2020 was $6.7 million with an effective tax rate of 26.5% compared to $6.3 million with an effective tax rate of 22.3% in 2019. Income tax expense for 2019 included a $402,000 tax benefit that occurred when we filed an amended 2017 corporate tax return that included an increase in depreciation expense. The additional depreciation expense occurred when we conducted a study that reduced the asset lives used to calculate depreciation. We filed an amended return and were able to deduct the increase in depreciation expense at the 2017 federal corporate tax rate of 35% rather than the current 21% federal corporate tax rate. Income tax expense for

2020 and 2019 included $63,000 and $297,000, respectively, of tax benefits from the exercise of stock options. In addition, we received $118,000 and $419,000 of proceeds on bank-owned life insurance in 2020 and 2019, respectively, that were not taxable and which lowered the effective tax rate.

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

	At December 31,
	2020	2019	2018	2017	2016

	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
First mortgage:
One- to four-family residential	$4,382	$647	$2,065	$4,062	$4,402
Home equity loans and lines of credit	23	89	148	165	156
Other loans	—	—	—	—	1
Total nonaccrual loans	4,405	736	2,213	4,227	4,559

Real estate owned:
Real estate loans:
First mortgage:
One- to four-family residential	—	—	—	—	—
Total real estate owned	—	—	—	—	—

Total nonperforming assets	4,405	736	2,213	4,227	4,559

Loans delinquent 90 days or greater and still accruing interest	—	1	—	—	—

Restructured loans still accruing interest:
Real estate loans:
First mortgage:
One- to four-family residential	565	577	897	915	1,185
Total restructured loans still accruing interest	565	577	897	915	1,185

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$4,970	$1,313	$3,110	$5,142	$5,744

Ratios:
Nonperforming loans to total loans	0.31%	0.05%	0.14%	0.28%	0.34%
Nonperforming assets to total assets	0.21%	0.04%	0.11%	0.21%	0.24%

For the year ended December 31, 2020, gross interest income that would have been recorded had our nonaccruing loans been current in accordance with original terms was $132,000. For the year ended December 31, 2020, we recognized no interest income on such nonaccruing loans on a cash basis during the year. For the year ended December 31, 2020, gross interest income due and collected on our accruing restructured loans was $33,000.

We had five troubled debt restructurings totaling $1.0 million as of December 31, 2020 that were considered to be impaired. These five loans were one- to four-family residential mortgage loans. Three of the loans, totaling $565,000, were performing in accordance with their restructured terms and accruing interest at December 31, 2020. Two of the loans, totaling $467,000, were performing in accordance with their restructured terms but not accruing interest at December 31, 2020. We had six troubled debt restructurings totaling $1.2 million as of December 31, 2019 that were considered to be impaired. This total included five one- to four-family residential mortgage loans totaling $1.1 million and one home equity loan for $64,000. Three of the loans, totaling $577,000, were performing in accordance with their restructured terms and accruing interest at December 31, 2019. Three of the loans, totaling $589,000, were performing in accordance with their restructured terms but not accruing interest at December 31, 2019. There were no new troubled debt restructurings in 2020 or 2019. The Coronavirus Aid, Relief and Economic Security (CARES) Act provides relief to financial institutions from categorizing eligible loan modifications as troubled debt restructurings over the remaining life of the modified loan. In addition, Interagency Statements were issued on March 22, 2020 and April 7, 2020 by bank regulatory agencies to encourage financial institutions to work prudently with borrowers. We will be using the provisions of the CARES Act and the Interagency Statements to account for the loans receiving modifications. On December 21, 2020, the President signed legislation that extended the troubled debt restructuring relief provisions of the CARES Act to January 1, 2022.

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated. Loans with a formal loan payment deferral plan in place are not considered contractually past due or delinquent if the borrower is in compliance with the loan payment deferral plan.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount

	(Dollars in thousands)
At December 31, 2020
Real estate loans:
First mortgage:
One- to four-family residential	1	$152	3	$240	4	$392
Home equity loans and lines of credit	1	23	—	—	1	23
Other loans	2	—	—	—	2	—
Total loans	4	$175	3	$240	7	$415

At December 31, 2019
Real estate loans:
First mortgage:
One- to four-family residential	5	$959	—	$—	5	$959
Home equity loans and lines of credit	1	26	—	—	1	26
Other loans	4	1	1	1	5	2
Total loans	10	$986	1	$1	11	$987

At December 31, 2018
Real estate loans:
First mortgage:
One- to four-family residential	1	$292	2	$838	3	$1,130
Home equity loans and lines of credit	1	29	1	41	2	70
Other loans	5	4	—	—	5	4
Total loans	7	$325	3	$879	10	$1,204

At December 31, 2017
Real estate loans:
First mortgage:
One- to four-family residential	4	$1,207	4	$1,589	8	$2,796
Home equity loans and lines of credit	—	—	1	41	1	41
Other loans	6	—	—	—	6	—
Total loans	10	$1,207	5	$1,630	15	$2,837

At December 31, 2016
Real estate loans:
First mortgage:
One- to four-family residential	1	$133	4	$1,358	5	$1,491
Home equity loans and lines of credit	1	35	2	49	3	84
Other loans	4	—	1	1	5	1
Total loans	6	$168	7	$1,408	13	$1,576

Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at estimated fair value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair value result in charges to expense after acquisition. At December 31, 2020, 2019, 2018, 2017, and 2016, we had no real estate owned.

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

We maintain an allowance for loan losses at an amount estimated to equal all credit losses incurred in our loan portfolio that are both probable and can be reasonably estimated at a balance sheet date. Our determination as to the classification of our assets and the amount of our loan loss allowance is subject to review by bank regulators, who can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at December 31, 2020, we had substandard assets of $4.6 million and no loss or doubtful assets. Substandard assets at December 31, 2020 included $664,000 of troubled debt restructurings and $3.9 million of nonperforming loans. At December 31, 2019 we had substandard assets of $1.1 million, loss assets of $1,000 and no doubtful assets. Substandard assets at December 31, 2019 included $788,000 of troubled debt restructurings and $360,000 of nonperforming loans. We classify any loan that is delinquent 90 days or more as substandard. Loans which have been delinquent for fewer days may also be classified as substandard.

In addition to classifying assets as substandard, doubtful or loss, we also categorize assets as special mention. A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. We designate any loan that is 30 to 89 days delinquent as special mention. Loans which have been delinquent for fewer days may also be categorized as special mention. At December 31, 2020 and 2019, special mention assets were $507,000 and $973,000, respectively.

Allowance for Loan Losses

We provide for loan losses based upon the consistent application of our documented allowance for loan loss (ALLL) methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with GAAP.

General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired in accordance with current accounting standards. The portfolio is grouped into similar risk characteristics, primarily loan type and loan-to-value ratios. We apply an estimated loss rate to each loan group. The loss rates applied are primarily based upon our loss experience adjusted, as appropriate, for the qualitative and environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results. The loans on which the Company has granted loan deferrals are included in the ALLL calculation.

Residential mortgage loans represent the largest segment of our loan portfolio. All of the residential mortgage loans are secured by a first mortgage on residential real estate in Hawaii, consist primarily of fixed-rate mortgage loans that have generally been underwritten to Freddie Mac guidelines and have similar risk characteristics. The loan loss allowance is determined by first calculating the historical loss rate for this segment of the portfolio. The loss rate may be adjusted for qualitative and environmental factors. The allowance for loan loss is calculated by multiplying the adjusted loss rate by the total loans in this segment of the portfolio.

The adjustments to historical loss experience are based on an evaluation of several qualitative and environmental factors, including:

●	changes in lending policies and procedures, including changes in underwriting standards and collections, charge-off and recovery practices;

●	changes in international, national, and local economic trends;

●	changes in the bank’s internal loan review system;

●	changes in the experience and ability of personnel in the mortgage loan origination and loan servicing departments;

●	changes in the number and amount of delinquent loans and classified assets;

●	changes in the type and volume of loans being originated;

●	changes in the value of underlying collateral for collateral dependent loans;

●	changes in any concentration of credit; and

●	external factors such as competition, legal and regulatory requirements on the level of estimated credit losses in the existing loan portfolio.

In 2020, we granted loan payment deferrals to customers who were experiencing financial difficulties because of the effects of the COVID-19 pandemic. We established additional loan loss provisions in 2020 because of these loan payment deferrals and the higher unemployment rate that occurred because of the COVID-19 pandemic.

We also use historical loss rates adjusted for qualitative and environmental factors to establish loan loss allowances for the following portfolio segments:

●	home equity loans and lines of credit; and

●	consumer and other loans.

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

The State of Hawaii was severely impacted by the COVID-19 pandemic. In 2020, the State of Hawaii mandated the temporary closure of non-essential businesses, imposed a temporary stay-at-home mandate and implemented a quarantine program for passengers arriving in the state. With tourism being the largest sector of Hawaii’s economy, the reduction in visitors to the state and the stay-at-home mandate resulted in the layoff and furlough of workers and significantly increased the state’s unemployment rate compared to the pre-pandemic unemployment rate.

To assist customers during the COVID-19 pandemic, we have:

•Provided payment deferrals to borrowers who have experienced financial difficulties because of the COVID-19 pandemic;

•	Originated 23 Paycheck Protection Program loans totaling $1.7 million; and

•	Waived early withdrawal penalties on certificates of deposit.

To qualify for the Bank’s loan payment deferral program, a borrower’s financial difficulties must be related to the COVID-19 pandemic and the loan must not have been more than 30 days past due as of December 31, 2019. For residential mortgage loans, the deferred interest will be payable within five years after the end the deferral period. The term of the loan is extended to allow the loan to fully amortize. During the loan payment deferral period, the borrowers are required to continue to make their escrow payments, which include insurance and property tax payments. At January 31, 2021, we had 209 mortgage loans in the payment deferral program. 206 of these mortgage loans have made their escrow payments.

As of January 31, 2021, we had outstanding loan payment deferrals on $127.5 million of loans, representing 9.2% of total loans receivable as of that date. $122.9 million of these loan payment deferrals are on one- to four-family residential mortgage loans, which represent 8.9% of the total loans receivable as of January 31, 2021. We believe these loans are currently well-secured as the ratio of the current loan balance to the current tax-assessed value of the property securing these mortgage loans averages 54.7%. One- to four-family residential mortgage loans represent 96.7% of the total loan portfolio balance with a ratio of the current loan balance to the current tax-assessed value of the property securing these loans averaging 46.3%. We also had outstanding loan payment deferrals on $4.5 million of commercial mortgage, commercial and industrial and home equity line of credit loans, which represent 0.3% of the total balance of loans receivable as of January 31, 2021. The total amount of loans in the payment deferral program has decreased from $167.1 million at June 30, 2020 to $127.5 million at January 31, 2021. The decrease in the loans in our payment deferral program occurred as borrowers opted out of the program and repaid any deferred loan payments.

As of January 31, 2021, $91.8 million, or 74.7%, of the total mortgage loans in the loan payment deferral program have resumed making full principal and interest payments. $24.2 million, or 19.7%, of the total mortgage loans in the loan payment deferral program are making interest-only payments. $3.0 million, or 2.4%, of the total mortgage loans in the loan payment deferral program continue to make escrow-only payments. $154,000, or 0.1%, of the total mortgage loans in the loan payment deferral program had their loan deferral period end and have not resumed making loan payments. As of January 31, 2021, $3.7 million, or 3.0%, of the total loans in the loan payment deferral program are still in their deferral period.

As of January 31, 2021, $4.1 million of the $4.5 million commercial mortgage, commercial and industrial and home equity lines of credit in the loan payment deferral program have resumed making full principal and interest payments. A $400,000 home equity line of credit is making interest-only payments.

The CARES Act provides relief to financial institutions from categorizing eligible loan modifications as troubled debt restructurings over the remaining life of the modified loan. In addition, Interagency Statements were issued on March 22, 2020 and April 7, 2020 by bank regulatory agencies to encourage financial institutions to work prudently with borrowers. We will be using the provisions of the CARES Act and the Interagency Statements to account for the qualifying loans receiving modifications. On December 21, 2020, the President signed legislation that extended the troubled debt restructuring relief provisions of the CARES Act to January 1, 2022.

During 2020, we have not seen a significant increase in loan delinquencies, significant changes in deposits or significant drawdowns on lines of credit. Loan delinquencies do not include loans requesting payment deferral because of the COVID-19 pandemic. We do not have any commercial loans to hotels, businesses in the transportation industry, restaurants or retail establishments.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Year Ended December 31,
	2020	2019	2018	2017	2016
(Dollars in thousands)
Balance at beginning of year	$2,712	$2,642	$2,548	$2,452	$2,166

Charge-offs:
Real estate loans:
First mortgage:
One- to four-family residential	—	8	12	11	33
Home equity loans and lines of credit	—	—	—	—	—
Other loans	92	40	29	26	28
Total charge-offs	92	48	41	37	61

Recoveries:
Real estate loans:
First mortgage:
One- to four-family residential	—	36	10	75	24
Construction, commercial and other	—	—	—	—	1
Home equity loans and lines of credit	10	—	—	—	—
Other loans	7	21	6	6	12
Total recoveries	17	57	16	81	37

Net (charge-offs) recoveries	(75)	9	(25)	44	(24)
Provision for loan losses	1,625	61	119	52	310

Balance at end of year	$4,262	$2,712	$2,642	$2,548	$2,452

Ratios:
Net charge-offs to average loans outstanding	—%	—%	—%	—%	—%
Allowance for loan losses to nonperforming loans at end of year	96.75%	368.48%	119.39%	60.28%	53.78%
Allowance for loan losses to total loans at end of year	0.30%	0.17%	0.17%	0.17%	0.18%

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

	At December 31,
	2020		2019		2018
		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans

	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$3,092	96.74%	$1,730	96.66%	$1,781	96.88%
Multi-family residential	10	0.51	11	0.63	16	0.77
Construction, commercial and other	406	1.35	511	1.47	443	1.31
Home equity loans and lines of credit	1	0.67	1	0.63	1	0.70
Other loans	146	0.73	54	0.61	47	0.34
Total allocated allowance	3,655	100.00	2,307	100.00	2,288	100.00
Unallocated	607	—	405	—	354	—
Total	$4,262	100.00%	$2,712	100.00%	$2,642	100.00%

	At December 31,
	2017		2016
		Percent of		Percent of
		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans

	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$1,706	96.65%	$1,579	96.11%
Multi-family residential	15	0.72	15	0.71
Construction, commercial and other	539	1.46	519	1.74
Home equity loans and lines of credit	1	0.86	2	1.10
Other loans	55	0.31	115	0.34
Total allocated allowance	2,316	100.00	2,230	100.00
Unallocated	232	—	222	—
Total	$2,548	100.00%	$2,452	100.00%

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

We continue our efforts to reduce interest rate risk. In 2020 and 2019, we sold $43.8 million and $10.1 million, respectively, of fixed-rate mortgage loans. In 2020 and 2019, we obtained $21.0 million and $19.0 million, respectively, of long-term public deposits. In 2020, we restructured $82.0 million of FHLB advances which extended our average maturity date and in 2019, we increased our long-term FHLB borrowings by $121.0 million to reduce our interest rate risk. In addition, we may utilize the following strategies to further reduce our interest rate risk:

●	Continuing our efforts to increase our core checking and savings accounts, which are less rate-sensitive than certificates of deposit and which provide us with a stable, low-cost source of funds;

●	Continuing to repay short-term borrowings;

●	Maintaining overnight cash balances at the Federal Reserve Bank or a portfolio of short-term investments;

●	Purchasing mortgage-backed securities with shorter durations;

●	Selling a portion of the fixed-rate mortgage loans we originate to Freddie Mac or Fannie Mae;

●	Extending the maturity of our liabilities by obtaining longer-term fixed-rate public deposits, FHLB advances and securities sold under agreements to repurchase;

●	Subject to the maintenance of our credit quality standards, originating commercial loans and home equity lines of credit, which have adjustable interest rates and shorter average lives than first mortgage loans; and

●	Maintaining relatively high regulatory capital ratios.

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

The following table presents our internal calculations of the estimated changes in our EVE as of December 31, 2020 that would result from the designated instantaneous changes in the interest rate yield curve.

					Increase
					(Decrease) in
		Estimated		EVE Ratio as a	EVE Ratio as a
Change in		Increase		Percent of	Percent of
Interest Rates	Estimated EVE	(Decrease) in	Percentage	Present Value	Present Value of
(bp) (1)	(2)	EVE	Change in EVE	of Assets (3)(4)	Assets (3)(4)
(Dollars in thousands)
+400	$237,482	$(40,517)	(14.57)%	13.28%	0.39%
+300	$257,880	$(20,119)	(7.24)%	13.72%	0.83%
+200	$282,421	$4,422	1.59%	14.25%	1.36%
+100	$298,808	$20,809	7.49%	14.34%	1.45%
0	$277,999	$—	—%	12.89%	—%
-100	$196,287	$(81,712)	(29.39)%	9.05%	(3.84)%
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Territorial Savings Bank’s primary sources of funds consist of deposit inflows, cash balances at the FRB, loan and security repayments, advances from the FHLB, securities sold under agreements to repurchase and proceeds from loan and security sales. We also have the capability of securitizing mortgage loans that conform to Freddie Mac loan underwriting standards into mortgage-backed securities. These securities can either be sold or pledged as collateral for public deposits and borrowings to increase the Bank’s cash on hand. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Chief Financial Officer and our Vice President and Controller, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2020.

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

Our most liquid asset is cash. The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2020, the Company’s cash and cash equivalents totaled $363.5 million.

If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds. We also utilize securities sold under agreements to repurchase as another borrowing source. At December 31, 2020, we had the ability to borrow up to an additional $807.2 million from the FHLB. Advances from the FHLB and securities sold under agreements to repurchase were $141.0 million and $10.0 million, respectively, at December 31, 2020. In 2020, FHLB advances decreased by $15.0 million while securities sold under agreements to repurchase remained constant.

At December 31, 2020 we did not have any standby letters of credit from the FHLB. At December 31, 2019, we had $55.0 million in standby letters of credit from the FHLB pledged as collateral for State of Hawaii deposits.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2020, we had $21.3 million in loan commitments outstanding, most of which were for fixed-rate loans. In addition to commitments to originate loans, we had $20.7 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2020 totaled $221.6 million, or 13.4% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2021. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the years ended December 31, 2020 and 2019, we originated $292.3 million and $249.1 million of loans, respectively. In 2020 we did not purchase any securities. In 2019, we purchased $9.2 million of securities.

Financing activities consist primarily of activity in deposit accounts, FHLB advances, securities sold under agreements to repurchase, stock repurchases and dividend payments. We experienced net increases in deposits of $27.9 million and $2.8 million for the years ended December 31, 2020 and 2019, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

As a separate legal entity, the Company is required to have liquidity to fund stock repurchases and dividend payments to shareholders and for other corporate purposes. As of December 31, 2020, due to the uncertainty surrounding the COVID-19 pandemic, we have not announced a new share repurchase program. Shares repurchased reduce the amount of shares issued and outstanding. The repurchased shares may be reissued in connection with share-based compensation plans and for general corporate purposes. During the years ended December 31, 2020 and 2019, the Company repurchased 204,324 and 59,700 shares of common stock, respectively, at an average cost of $24.47 and $26.74, respectively, as part of the repurchase programs authorized by the Board of Directors. At December 31, 2020 and 2019, on a stand-alone basis, the Company had cash in banks of $18.1 million and $22.6 million, respectively.

Territorial Savings Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2020, Territorial Savings Bank and the Company exceeded all regulatory capital requirements and are considered to be “well capitalized” under regulatory guidelines. See Note 23 of the Notes to Consolidated Financial Statements.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2020. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
		More Than	More Than
	One Year	One Year to	Three Years to	More Than
Contractual Obligations	or Less	Three Years	Five Years	Five Years	Total

	(In thousands)
Long-term debt	$—	$44,000	$107,000	$—	$151,000
Operating leases	3,055	5,167	3,613	3,824	15,659
Capitalized leases	—	—	—	—	—
Purchase obligations	2,821	5,170	4,731	2,352	15,074
Certificates of deposit	221,647	83,585	16,546	—	321,778
Other long-term liabilities	—	—	—	—	—
Total	$227,523	$137,922	$131,890	$6,176	$503,511
Commitments to extend credit	$21,311	$—	$—	$—	$21,311

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Territorial Bancorp, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Territorial Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s allowance for loan losses was $4,262,000 at December 31, 2020. The allowance for loan losses provides for estimated probable loan losses incurred, based on management’s evaluation of the loan portfolio. The allowance for loan losses includes qualitative and environmental factors, which have a higher degree of management subjectivity, and include factors such as:

●	changes in lending policies and procedures, including changes in underwriting standards and collections, charge-off and recovery practices;
●	changes in international, national, and local economic trends;
●	changes in the type and volume of loans being originated;
●	changes in the value of underlying collateral for collateral dependent loans;
●	changes in any concentration of credit; and
●	external factors such as competition, legal and regulatory requirements on the level of estimated credit losses in the existing loan portfolio.

We identified the estimation of qualitative and environmental factors used in the allowance for loan losses calculation as a critical audit matter. The qualitative and environmental factors are used to estimate losses related to factors that are not captured in the historical loss rates, and are based on management’s evaluation of available internal and external data, which involves significant management judgement. Auditing management’s judgments regarding the qualitative and environmental factors applied to the allowance for loan losses involved a high degree of subjectivity and complex auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

●	Testing the design, implementation, and operating effectiveness of controls relating to management’s determination of the qualitative and environmental factors used in the calculation of the allowance for loan losses, the accuracy of the qualitative information and the completeness and accuracy of loan data used.
●	Testing the mathematical accuracy and computation of the allowance for loan losses, including the qualitative and environmental factors, by re-performing or independently calculating significant elements of the allowance based on relevant source documents and independent, third-party data.
●	Evaluating management’s analysis of the qualitative and environmental factors, including changes in factors, assumptions or methodology from the prior year, by assessing the reasonableness of the basis for modifying the factor, validating the completeness and accuracy of the inputs used, performing a sensitivity analysis over the qualitative thresholds established by management, and agreeing the environmental and qualitative factors discussed by management to those used in the calculation of the allowance for loan losses.

/s/ Moss Adams LLP

Portland, Oregon

March 19, 2021

We have served as the Company’s auditor since 2015.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2020 and 2019

(Dollars in thousands, except share data)

	December 31,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$363,543	$44,806
Investment securities available for sale, at fair value	3,562	8,628
Investment securities held to maturity, at amortized cost (fair value of $262,841 and $371,305 at December 31, 2020 and December 31, 2019, respectively)	247,642	363,883
Loans held for sale	2,195	470
Loans receivable, net	1,406,995	1,584,784
Federal Home Loan Bank stock, at cost	8,144	8,723
Federal Reserve Bank stock, at cost	3,145	3,128
Accrued interest receivable	6,515	5,409
Premises and equipment, net	4,855	4,370
Right-of-use asset, net	12,333	11,580
Bank-owned life insurance	45,644	45,113
Deferred income tax assets, net	3,382	2,619
Prepaid expenses and other assets	2,844	2,800
Total assets	$2,110,799	$2,086,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,659,800	$1,631,933
Advances from the Federal Home Loan Bank	141,000	156,000
Securities sold under agreements to repurchase	10,000	10,000
Accounts payable and accrued expenses	29,221	23,038
Lease liability	13,119	12,183
Income taxes payable	2,161	2,305
Advance payments by borrowers for taxes and insurance	6,790	6,964
Total liabilities	1,862,091	1,842,423

Commitments and contingencies: (Note 22 and 24)

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 9,513,867 and 9,681,493 shares at December 31, 2020 and December 31, 2019, respectively	95	97
Additional paid-in capital	61,153	65,057
Unearned ESOP shares	(3,915)	(4,404)
Retained earnings	200,066	190,808
Accumulated other comprehensive loss	(8,691)	(7,668)
Total stockholders’ equity	248,708	243,890
Total liabilities and stockholders’ equity	$2,110,799	$2,086,313

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the years ended December 31, 2020 and 2019
(Dollars in thousands, except per share data)

	2020	2019
Interest income:
Loans	$59,174	$63,137
Investment securities	9,615	11,459
Other investments	968	972
Total interest income	69,757	75,568

Interest expense:
Deposits	9,013	13,463
Advances from the Federal Home Loan Bank	2,996	3,346
Securities sold under agreements to repurchase	182	218
Total interest expense	12,191	17,027

Net interest income	57,566	58,541
Provision for loan losses	1,625	61

Net interest income after provision for loan losses	55,941	58,480

Noninterest income:
Service fees on loan and deposit accounts	2,662	1,937
Income on bank-owned life insurance	807	835
Gain on sale of investment securities	1,320	2,910
Gain on sale of loans	1,626	1,540
Other	389	610
Total noninterest income	6,804	7,832

Noninterest expense:
Salaries and employee benefits	21,741	22,580
Occupancy	6,684	6,400
Equipment	4,666	4,183
Federal deposit insurance premiums	352	288
Other general and administrative expenses	3,982	4,555
Total noninterest expense	37,425	38,006

Income before income taxes	25,320	28,306
Income taxes	6,715	6,311
Net income	$18,605	$21,995

Basic earnings per share	$2.03	$2.38
Diluted earnings per share	$2.01	$2.34
Cash dividends declared per common share	$1.02	$1.49
Basic weighted-average shares outstanding	9,137,398	9,196,674
Diluted weighted-average shares outstanding	9,196,689	9,325,614

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
For the years ended December 31, 2020 and 2019

(Dollars in thousands)

	2020	2019
Net income	$18,605	$21,995

Unfunded pension liability loss, net of tax	(789)	(457)
Unrealized (loss) gain on securities, net of tax	(234)	598
Other comprehensive (loss) income, net of tax	(1,023)	141
Comprehensive income	$17,582	$22,136

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2020 and 2019
(Dollars in thousands, except share data)

						Accumulated
	Common		Additional	Unearned		Other	Total
	Shares	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Shares	Earnings	Loss	Equity
Balances at December 31, 2018	9,645,955	$97	$65,090	$(4,893)	$182,594	$(7,809)	$235,079

Net income	—	—	—	—	21,995	—	21,995
Other comprehensive income	—	—	—	—	—	141	141
Adoption of lease accounting standard	—	—	—	—	(10)	—	(10)
Cash dividends declared ($1.49 per share)	—	—	—	—	(13,771)	—	(13,771)
Share-based compensation	6,541	—	571	—	—	—	571
Allocation of 48,932 ESOP shares	—	—	909	489	—	—	1,398
Repurchase of shares of common stock	(192,248)	(2)	(5,384)	—	—	—	(5,386)
Exercise of options for common stock	221,245	2	3,871	—	—	—	3,873

Balances at December 31, 2019	9,681,493	$97	$65,057	$(4,404)	$190,808	$(7,668)	$243,890

Net income	—	—	—	—	18,605	—	18,605
Other comprehensive loss	—	—	—	—	—	(1,023)	(1,023)
Cash dividends declared ($1.02 per share)	—	—	—	—	(9,347)	—	(9,347)
Share-based compensation	18,875	—	619	—	—	—	619
Allocation of 48,932 ESOP shares	—	—	690	489	—	—	1,179
Repurchase of shares of common stock	(268,328)	(3)	(6,633)	—	—	—	(6,636)
Exercise of options for common stock	81,827	1	1,420	—	—	—	1,421

Balances at December 31, 2020	9,513,867	$95	$61,153	$(3,915)	$200,066	$(8,691)	$248,708

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2020 and 2019
(Dollars in thousands)

	2020	2019
Cash flows from operating activities:
Net income	$18,605	$21,995
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,625	61
Depreciation and amortization	1,224	1,171
Deferred income tax (benefit) expense	(392)	1,466
Amortization of fees, discounts, and premiums, net	(401)	(493)
Amortization of right-of-use asset	3,289	2,761
Origination of loans held for sale	(45,496)	(7,982)
Proceeds from sales of loans held for sale	44,991	10,133
Gain on sale of loans, net	(1,626)	(1,540)
Gain on sale of investment securities available for sale	(290)	(153)
Gain on sale of investment securities held to maturity	(1,030)	(2,757)
Net loss on disposal of premises and equipment	49	—
ESOP expense	1,179	1,398
Share-based compensation expense	619	571
Increase in accrued interest receivable	(1,106)	(135)
Net increase in bank-owned life insurance	(807)	(835)
Net decrease in prepaid expenses and other assets	94	81
Net increase (decrease) in accounts payable and accrued expenses	3,946	(629)
Net decrease in lease liability	(3,166)	(2,638)
Net decrease in advance payments by borrowers for taxes and insurance	(174)	(46)
Net decrease in income taxes payable	(144)	(102)

Net cash from operating activities	20,989	22,327

Cash flows from investing activities:
Purchases of investment securities held to maturity	—	(9,210)
Principal repayments on investment securities held to maturity	109,990	42,698
Principal repayments on investment securities available for sale	1,368	1,187
Proceeds from sale of investment securities held to maturity	16,863	3,527
Proceeds from sale of investment securities available for sale	3,668	5,117
Principal repayments on loans receivable, net of loan originations	167,312	(48,782)
Purchases of Federal Home Loan Bank stock	(21)	(22,366)
Proceeds from redemption of Federal Home Loan Bank stock	600	21,736
Purchases of Federal Reserve Bank stock	(17)	(14)
Proceeds from bank-owned life insurance	276	788
Purchases of premises and equipment	(1,762)	(718)
Proceeds from disposals of premises and equipment	4	—

Net cash from investing activities	298,281	(6,037)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2020 and 2019
(Dollars in thousands)

	2020	2019
Cash flows from financing activities:
Net increase in deposits	$27,867	$2,769
Proceeds from advances from the Federal Home Loan Bank	—	557,200
Repayments of advances from the Federal Home Loan Bank	(15,000)	(543,400)
Proceeds from securities sold under agreements to repurchase	5,000	5,000
Repayments of securities sold under agreements to repurchase	(5,000)	(25,000)
Purchases of Fed Funds	10	10
Sales of Fed Funds	(10)	(10)
Proceeds from issuance of common stock	—	170
Repurchases of common stock	(5,000)	(1,597)
Cash dividends paid	(8,400)	(13,689)

Net cash from financing activities	(533)	(18,547)

Net increase (decrease) in cash and cash equivalents	318,737	(2,257)

Cash and cash equivalents at beginning of the period	44,806	47,063

Cash and cash equivalents at end of the period	$363,543	$44,806

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$12,554	$16,873
Income taxes	8,161	4,947

Supplemental disclosure of noncash investing and financing activities:
Company stock acquired through stock swap and net settlement transactions	$1,421	$3,703
Company stock repurchased through stock swap and net settlement transactions	1,636	3,789
Loans receivable transferred to held for sale	9,431	39,051
Loans securitized into investment securities	9,759	36,826
Dividends declared, not yet paid	947	82
Establishment of right-of-use asset, net of incentives	4,042	14,341
Establishment of lease liability	4,102	14,821
Transfer of securities from held-to-maturity to available-for-sale	—	11,390

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(1)Organization

Territorial Bancorp Inc. is a Maryland corporation and is the holding company for Territorial Savings Bank. Territorial Savings Bank is a Hawaii state-chartered bank headquartered in Honolulu, Hawaii and is a member of the Federal Reserve System. Territorial Savings Bank has two inactive subsidiaries, Territorial Real Estate Co., Inc. and Territorial Financial Services, Inc.

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

(b) Principles of Consolidation

The Consolidated Financial Statements include the accounts and results of operations of Territorial Bancorp Inc. and Territorial Savings Bank and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

(c) Cash and Cash Equivalents

Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, federal funds sold, and short-term, highly liquid investments with original maturities of three months or less.

(d) Investment Securities

The Company classifies and accounts for its investment securities as follows: (1) held-to-maturity debt securities in which the Company has the positive intent and ability to hold to maturity are reported at amortized cost; (2) trading securities that are purchased for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in current earnings; and (3) available-for-sale securities not classified as either held-to-maturity or trading securities are reported at fair value, with unrealized gains and losses excluded from current earnings and reported as a separate component of equity. At December 31, 2020 and 2019, the Company classified all of its investments, except $3.6 million and $8.6 million of securities, respectively, as held-to-maturity.

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

(h) Real Estate Owned

Real estate owned is valued at the time of foreclosure at fair value, less estimated cost to sell, thereby establishing a new cost basis. The Company obtains appraisals based on recent comparable sales to assist management in estimating the fair value of real estate owned. Subsequent to acquisition, real estate owned is valued at the lower of cost or fair value, less estimated cost to sell. Declines in value are charged to expense through a direct write-down of the asset. Costs related to holding real estate are charged to expense while costs related to development and improvements are capitalized. Net gains or losses recognized on the sale of real estate owned are included in other general and administrative expenses.

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

General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired, in accordance with the Receivables topic of the FASB ASC. The portfolio is grouped into similar risk characteristics, primarily loan type and loan-to-value ratio. The Company applies an estimated loss rate to each loan group. The loss rates applied are based upon its loss experience adjusted, as appropriate, for qualitative and environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses the Company has established, which could have a material negative effect on its financial results.

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

The adjustments to historical loss experience are based on an evaluation of several qualitative and environmental factors, including:

●	changes in lending policies and procedures, including changes in underwriting standards and collections, charge-off and recovery practices;

●	changes in international, national, and local economic trends;

●	changes in the bank’s internal loan review system;

●	changes in the experience and ability of personnel in the mortgage loan origination and loan servicing departments;

●	changes in the number and amount of delinquent loans and classified assets;

●	changes in the type and volume of loans being originated;

●	changes in the value of underlying collateral for collateral dependent loans;

●	changes in any concentration of credit; and

●	external factors such as competition, legal and regulatory requirements on the level of estimated credit losses in the existing loan portfolio.

The Company also uses historical loss rates adjusted for qualitative and environmental factors to establish loan loss allowances for the following portfolio segments:

●	home equity loans and lines of credit; and

●	consumer and other loans.

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

As of December 31, 2020 and 2019, the Company had not recognized a liability for income tax uncertainties in the accompanying Consolidated Balance Sheets because management concluded that the Company does not have uncertain tax positions.

The Company recognizes interest and penalties related to tax liabilities in other interest expense and other general and administrative expenses, respectively, in the Consolidated Statements of Income.

Tax years 2017 to 2019 currently remain subject to examination by the Internal Revenue Service and by the Department of Taxation of the State of Hawaii.

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

(n) Pension Plan

Pension benefit costs (returns) are charged (credited) to salaries and employee benefits expense or other general and administrative expenses, and the corresponding prepaid (accrued) pension cost is recorded in prepaid expenses and other assets or accounts payable and accrued expenses in the Consolidated Balance Sheets. The Company’s policy is to fund pension costs in amounts that will not be less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and will not exceed the maximum tax-deductible amounts. The Company generally funds at least the net periodic pension cost, subject to limits and targeted funded status as determined with the consulting actuary.

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

(r) Earnings Per Share

We have two forms of our outstanding common stock: common stock and unvested restricted stock awards.  Holders of unvested restricted stock awards receive dividends at the same rate as common shareholders and they both share equally in undistributed earnings.  Unvested restricted stock awards that are time-based contain nonforfeitable rights to dividends or dividend equivalents are considered to be participating securities in the earnings per share computation using the two-class method.  Under the two-class method, earnings are allocated to common shareholders and participating securities according to their respective rights to earnings.  Unvested restricted stock awards that vest based on performance or market conditions are not considered to be participating securities in the earnings per share calculation because accrued dividends on shares that do not vest are forfeited.

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

(s) Common Stock Repurchase Program

The Company adopted common stock repurchase programs in which shares repurchased reduce the amount of shares issued and outstanding. The repurchased shares may be reissued in connection with share-based compensation plans and for general corporate purposes. During 2020 and 2019, the Company repurchased 204,324 and 59,700 shares of common stock, respectively, at an average cost of $24.47 and $26.74, respectively, as part of the repurchase programs authorized by the Board of Directors.

(t) Bank-Owned Life Insurance

The Company’s investment in bank-owned life insurance is based on cash surrender value. The Company invests in bank-owned life insurance to provide a funding source for benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Federal regulations generally limit the investment in bank-owned life insurance to 25% of the Bank’s Tier 1 capital plus the allowance for loan losses. At December 31, 2020, this limit was $60.9 million and the Company had invested $45.6 million in bank-owned life insurance at that date.

(u) Leases

The Company records a right-of-use (ROU) asset for those leases that convey rights to control use of identified assets for a period of time in exchange for consideration. The Company is also required to record a lease liability for the present value of future payment commitments. The Company leases most of its premises and some vehicles and equipment under operating leases expiring on various dates through 2030. The majority of lease agreements relate to real estate and generally provide that the Company pay taxes, insurance, maintenance and certain other variable operating expenses applicable to the leased premises. Variable lease components and nonlease components are not included in the Company’s computation of the ROU asset or lease liability. The Company also does not include short-term leases in the computation of the ROU asset or lease liability. Short-term leases are leases with a term at commencement of 12 months or less. Short-term lease expense is recorded on a straight-line basis over the term of the lease. Lease agreements do not contain any residual value guarantees or restrictive covenants.

The value of the ROU asset and lease liability is impacted by the amount of the periodic payment required, length of the lease term, and the discount rate used to calculate the present value of the minimum lease payments. Certain leases have renewal options at the expiration of the lease terms. Generally, option periods are not included in the computation of the lease term, ROU asset or lease liability because the Company is not reasonably certain to exercise renewal options at the expiration of the lease terms. Because the discount rates implicit in our leases are not known, discount rates have been estimated using the rates for fixed-rate, amortizing advances from the Federal Home Loan Bank (FHLB) for the approximate terms of the leases.

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

In August 2018, the FASB amended the Compensation – Retirement Benefits topic of the FASB ASC. The amendment affects disclosures related to defined benefit pension or other post retirement plans and includes additions, deletions and clarifications of disclosures. The amendment is effective for fiscal years ending after December 15, 2020, with early adoption permitted. The Company adopted this amendment as of December 31, 2020 and it did not have a material effect on its consolidated financial statements.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was passed by Congress and signed into law by the President on March 27, 2020. The CARES Act provides relief to financial institutions from categorizing eligible loan modifications as troubled debt restructurings over the remaining life of the modified loan. Eligible loan modifications under the CARES Act must be related to the COVID-19 pandemic and the borrower must not have been more than 30 days past due as of December 31, 2019. Loan modifications under the CARES Act must be executed during the period from March 1, 2020 to the earlier of December 31, 2020 or 60 days after the end of the national emergency. On December 21, 2020, the President signed legislation which extended the troubled debt restructuring relief provisions of the CARES Act to January 1, 2022. Banking regulators issued similar guidance, which also clarified that a COVID-19 loan modification should not be considered a troubled debt restructuring if the borrower was not more than 30 days past due on payments at the time the loan modification program was implemented and the modification is considered short-term (not to exceed six months).

(3)Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	December 31,
(Dollars in thousands)	2020	2019
Cash and due from banks	$14,355	$9,571
Interest-earning deposits in other banks	349,188	35,235
Cash and cash equivalents	$363,543	$44,806

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank of San Francisco.

(4)Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2020:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$3,185	$377	$—	$3,562
Total	$3,185	$377	$—	$3,562

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$247,642	$15,200	$(1)	$262,841
Total	$247,642	$15,200	$(1)	$262,841

December 31, 2019:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$7,905	$723	$—	$8,628
Total	$7,905	$723	$—	$8,628

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$363,883	$8,436	$(1,014)	$371,305
Total	$363,883	$8,436	$(1,014)	$371,305

The amortized cost and estimated fair value of investment securities by maturity date at December 31, 2020 are shown below. Incorporated in the maturity schedule are mortgage-backed securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Available-for-sale:
Due within 5 years	$—	$—
Due after 5 years through 10 years	—	—
Due after 10 years	3,185	3,562
Total	$3,185	$3,562

Held-to-maturity:
Due within 5 years	$—	$—
Due after 5 years through 10 years	59	58
Due after 10 years	247,583	262,783
Total	$247,642	$262,841

Realized gains and losses and the proceeds from sales of held-to-maturity and available-for-sale securities are shown in the table below.

(Dollars in thousands)	2020	2019
Proceeds from sales	$20,531	$8,644
Gross gains	1,320	2,910
Gross losses	—	—

During 2020, the Company sold $15.8 million of held-to-maturity mortagage-backed securities and recorded a gain of $1.0 million. During 2019, the Company sold its $75,000 investment in its trust preferred security, PreTSL XXIII, and $746,000 of held-to-maturity mortgage-backed securities, and recorded gains of $2.7 million and $40,000, respectively. The sale of the trust preferred security, which had a significant deterioration in the issuer’s credit rating, and the sale of the mortgage-backed securities, for which the company had already collected a substantial portion of the outstanding purchased principal (at least 85%), were in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and do not taint management’s assertion of its intent to hold remaining securities in the held-to-maturity portfolio to maturity.

During 2020, the Company sold $3.4 million of available-for-sale mortgage-backed securities and recorded a gain of $290,000. During 2019, the Company sold $5.0 million of available-for-sale mortgage-backed securites and recorded a gain of $153,000.

As of January 1, 2019, the Company transferred securities with an amortized cost of $11.4 million from held-to-maturity to available-for-sale with the adoption of ASU 2017-12 on derivatives and hedging.

Investment securities with amortized costs of $192.7 million and $188.9 million at December 31, 2020 and 2019, respectively, were pledged to secure deposits made by state and local governments, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at December 31, 2020 and 2019. The Company does not intend to sell held-to-maturity and available-for-sale securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
December 31, 2020:
Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$678	$(1)	$4	$—	6	$682	$(1)

December 31, 2019:
Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$55,882	$(302)	$34,492	$(712)	30	$90,374	$(1,014)

Mortgage-Backed Securities. The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates subsequent to purchase. All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2020 and 2019.

During 2020 and 2019, the Company securitized fixed-rate first mortgage loans with a book value of $9.4 million and $36.8 million, respectively, into Freddie Mac mortgage-backed securities to increase liquidity. The securitization transactions increased investment securities and lowered loans receivable. The securitization transactions were accounted for by recording the mortgage-backed securities at a fair value of $9.8 million and $37.9 million, respectively. Net gains of $377,000 and $1.5 million, respectively, were recognized on the securitization transactions and recorded in gain on sale of loans in the Consolidated Statements of Income.

(5)Federal Home Loan Bank Stock

The Bank, as a member of the FHLB system, is required to obtain and hold shares of capital stock in the FHLB. At December 31, 2020 and 2019, the Bank met such requirement. At December 31, 2020 and 2019, the Bank owned $8.1 million and $8.7 million, respectively, of capital stock of the FHLB Des Moines.

The Company evaluated its investment in the stock of the FHLB Des Moines for impairment. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment and the liquidity position of the FHLB Des Moines, the Company did not consider its FHLB stock other-than-temporarily impaired.

(6)Federal Reserve Bank Stock

The Bank, as a member of the Federal Reserve System, is required to hold shares of capital stock of the FRB of San Francisco equal to six percent of capital and surplus of the Bank. At December 31, 2020 and 2019, the Bank met such requirement. At December 31, 2020 and 2019, the Bank owned $3.1 million of capital stock of the FRB of San Francisco.

The Company evaluated its investment in the stock of the FRB of San Francisco for impairment. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment and the liquidity position of the FRB of San Francisco, the Company did not consider its FRB stock other-than-temporarily impaired.

(7)Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	December 31,
(Dollars in thousands)	2020	2019
Real estate loans:
First mortgages:
One- to four-family residential	$1,366,507	$1,536,781
Multi-family residential	7,245	9,965
Construction, commercial and other	19,074	23,382
Home equity loans and lines of credit	9,376	10,084
Total real estate loans	1,402,202	1,580,212
Other loans:
Loans on deposit accounts	235	235
Consumer and other loans	10,086	9,484
Total other loans	10,321	9,719
Less:
Net unearned fees and discounts	(1,266)	(2,435)
Allowance for loan losses	(4,262)	(2,712)
Total unearned fees, discounts and allowance for loan losses	(5,528)	(5,147)
Loans receivable, net	$1,406,995	$1,584,784

The table below presents the activity in the allowance for loan losses by portfolio segment:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Year ended December 31, 2020:
Balance, beginning of year	$1,741	$511	$1	$54	$405	$2,712
Provision (reversal of provision) for loan losses	1,361	(105)	(10)	177	202	1,625
	3,102	406	(9)	231	607	4,337
Charge-offs	—	—	—	(92)	—	(92)
Recoveries	—	—	10	7	—	17
Net recoveries (charge-offs)	—	—	10	(85)	—	(75)
Balance, end of year	$3,102	$406	$1	$146	$607	$4,262

Year ended December 31, 2019:
Balance, beginning of year	$1,797	$443	$1	$47	$354	$2,642
(Reversal of provision) provision for loan losses	(84)	68	—	26	51	61
	1,713	511	1	73	405	2,703
Charge-offs	(8)	—	—	(40)	—	(48)
Recoveries	36	—	—	21	—	57
Net recoveries (charge-offs)	28	—	—	(19)	—	9
Balance, end of year	$1,741	$511	$1	$54	$405	$2,712

The allowance for loan loss for each segment of the loan portfolio is generally determined by calculating the historical loss of each segment in a seven year look-back period and adding a qualitative adjustment for the following factors:

●	changes in lending policies and procedures, including changes in underwriting standards and collections, charge-off and recovery practices;
●	changes in international, national, and local economic trends;
●	changes in the bank’s internal loan review system;
●	changes in the experience and ability of personnel in the mortgage loan origination and loan servicing departments;
●	changes in the number and amount of delinquent loans and classified assets;
●	changes in the type and volume of loans being originated;
●	changes in the value of underlying collateral for collateral dependent loans;
●	changes in any concentration of credit; and
●	external factors such as competition, legal and regulatory requirements on the level of estimated credit losses in the existing loan portfolio.

In 2020, we granted loan payment deferrals to customers who were experiencing financial hardship because of the COVID-19 pandemic. We established additional loan loss provisions in 2020 because of these loan payment deferrals and the higher unemployment rate that occurred because of the COVID-19 pandemic.

The allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The unallocated allowance is established for probable losses that have been incurred as of the reporting date but are not reflected in the allocated allowance.

Management considers the allowance for loan losses at December 31, 2020 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions at that date. While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings. In addition, as an integral part of their examination process, the bank regulators periodically review the allowance for loan losses and may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
December 31, 2020:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	3,102	406	1	146	607	4,262
Total ending allowance balance	$3,102	$406	$1	$146	$607	$4,262

Loans:
Ending loan balance:
Individually evaluated for impairment	$4,947	$—	$23	$—	$—	$4,970
Collectively evaluated for impairment	1,367,576	19,024	9,353	10,334	—	1,406,287
Total ending loan balance	$1,372,523	$19,024	$9,376	$10,334	$—	$1,411,257

December 31, 2019:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,741	511	1	54	405	2,712
Total ending allowance balance	$1,741	$511	$1	$54	$405	$2,712

Loans:
Ending loan balance:
Individually evaluated for impairment	$1,224	$—	$89	$—	$—	$1,313
Collectively evaluated for impairment	1,543,125	23,326	9,997	9,735	—	1,586,183
Total ending loan balance	$1,544,349	$23,326	$10,086	$9,735	$—	$1,587,496

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

		Unpaid
	Recorded	Principal
(Dollars in thousands)	Investment	Balance
December 31, 2020:
With no related allowance recorded:
One- to four-family residential mortgages	$4,947	$5,425
Home equity loans and lines of credit	23	32
Total	$4,970	$5,457

December 31, 2019:
With no related allowance recorded:
One- to four-family residential mortgages	$1,224	$1,615
Home equity loans and lines of credit	89	178
Total	$1,313	$1,793

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	Average
	Recorded	Interest Income
(Dollars in thousands)	Investment	Recognized
2020:
With no related allowance recorded:
One- to four-family residential mortgages	$5,012	$33
Home equity loans and lines of credit	24	—
Total	$5,036	$33

2019:
With no related allowance recorded:
One- to four-family residential mortgages	$1,272	$34
Home equity loans and lines of credit	98	—
Total	$1,370	$34

There were no loans individually evaluated for impairment with a related allowance for loan loss as of December 31, 2020 or 2019. Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they are written down to fair value at the time of impairment.

The table below presents the aging of loans and accrual status by class of loans, net of unearned fees and discounts. Loans with a formal loan payment deferral plan in place are not considered contractually past due or delinquent if the borrower is in compliance with the loan payment deferral plan:

								Loans
								90 Days
								or More
	30 - 59	60 - 89	90 Days or					Past Due
	Days Past	Days Past	More	Total Past	Loans Not	Total	Nonaccrual	and Still
(Dollars in thousands)	Due	Due	Past Due	Due	Past Due	Loans	Loans	Accruing
December 31, 2020:
One- to four-family residential mortgages	$376	$152	$240	$768	$1,364,527	$1,365,295	$4,382	$—
Multi-family residential mortgages	—	—	—	—	7,228	7,228	—	—
Construction, commercial and other mortgages	—	—	—	—	19,024	19,024	—	—
Home equity loans and lines of credit	—	23	—	23	9,353	9,376	23	—
Loans on deposit accounts	—	—	—	—	235	235	—	—
Consumer and other	1	—	—	1	10,098	10,099	—	—

Total	$377	$175	$240	$792	$1,410,465	$1,411,257	$4,405	$—

December 31, 2019:
One- to four-family residential mortgages	$—	$959	$—	$959	$1,533,446	$1,534,405	$647	$—
Multi-family residential mortgages	—	—	—	—	9,944	9,944	—	—
Construction, commercial and other mortgages	—	—	—	—	23,326	23,326	—	—
Home equity loans and lines of credit	—	26	—	26	10,060	10,086	89	—
Loans on deposit accounts	—	—	—	—	235	235	—	—
Consumer and other	33	1	1	35	9,465	9,500	—	1

Total	$33	$986	$1	$1,020	$1,586,476	$1,587,496	$736	$1

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

The Company had 12 nonaccrual loans with a book value of $4.4 million at December 31, 2020 and six nonaccrual loans with a book value of $736,000 as of December 31, 2019. The Company collected interest on nonaccrual loans of $72,000 and $58,000 during 2020 and 2019, respectively, but due to regulatory requirements, the Company recorded the interest as a reduction of principal. The Company would have recognized additional interest income of $132,000 and $60,000 during 2020 and 2019, respectively, had the loans been accruing interest. The Company did not have any loans 90 days or more past due and still accruing interest as of December 31, 2020. At December 31, 2019, the Company had one loan for $1,000 that was 90 days or more past due and still accruing interest.

There were no loans modified in a troubled debt restructuring during the year ended December 31, 2020 or 2019. There were no new troubled debt restructurings within the 12 months ended December 31, 2020 that subsequently defaulted. See below for a description on how loan modifications are treated under the CARES Act and Interagency Statements issued by bank regulators in 2020.

The table below summarizes troubled debt restucturings by class of loans:

	Number of	Accrual	Number of	Nonaccrual
(Dollars in thousands)	Loans	Status	Loans	Status	Total
December 31, 2020:
One- to four-family residential mortgages	3	$565	2	$467	$1,032
Total	3	$565	2	$467	$1,032

December 31, 2019:
One- to four-family residential mortgages	3	$577	2	$525	$1,102
Home equity loans and lines of credit	—	—	1	64	64
Total	3	$577	3	$589	$1,166

There were no delinquent restructured loans at December 31, 2020 or December 31, 2019. Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers. At December 31, 2020, we have no commitments to lend any additional funds to these borrowers.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was passed by Congress and signed into law by the President on March 27, 2020. The CARES Act provides relief to financial institutions from categorizing eligible loan modifications as troubled debt restructurings over the remaining life of the modified loan. Eligible loan modifications under the CARES Act must be related to the COVID-19 pandemic and the borrower must not have been more than 30 days past due as of December 31, 2019. Loan modifications under the CARES Act must be executed during the period from March 1, 2020 to the earlier of December 31, 2020 or 60 days after the end of the national emergency. On December 21, 2020, the President signed legislation which extended the troubled debt restructuring relief provisions of the CARES Act to January 1, 2022. Banking regulators issued similar guidance, which also clarified that a COVID-19 loan modification should not be considered a troubled debt restructuring if the borrower was not more than 30 days past due on payments at the time the loan modification program was implemented and the modification is considered short-term (not to exceed six months). The Company will be using the provisions of the CARES Act and the Interagency Statements to account for the eligible loans receiving modifications.

The Company has granted loan payment deferrals to borrowers who have been affected by the COVID-19 pandemic.  At December 31, 2020, the Company granted, and had outstanding, loan payment deferrals on $130.8 million of loans, which represent 9.3% of total loans receivable.  $126.3 million of these loan payment deferrals consist of one- to four-family residential mortgage loans, which represent 9.0% of the total loans receivable.  The Company believes these loans are currently well secured as the ratio of the current loan balance to the current tax-

assessed value of the property securing these mortgage loans averages 54.9%.  One- to four-family residential mortgage loans represent 96.7% of the Company’s total loan portfolio balance.  All of the Company’s residential mortgage loans are secured by real estate in Hawaii.  The Company has also granted loan payment deferrals of $4.5 million on other non-residential mortgage loans, which represent 0.3% of the total balance of loans receivable.  The loans on which the Company has granted loan payment deferrals are included in the ALLL calculation.  Loans performing under a loan payment deferral agreement are not contractually past due and are excluded from the past due statistics above.

The Company had no real estate owned as of December 31, 2020 or 2019. There were two one- to four-family residential mortgage loans totaling $251,000 in the process of foreclosure as of December 31, 2020. There were no loans in the process of foreclosure at December 31, 2019.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the years ended December 31, 2020 and 2019, the Company sold mortgage loans held for sale with principal balances of $43.8 million and $10.1 million, respectively, and recognized gains of $1.2 million and $89,000, respectively. The Company had five loans held for sale for $2.2 million at December 31, 2020 and one loan held for sale for $470,000 at December 31, 2019.

During 2020 and 2019, the Company securitized fixed-rate first mortgage loans with a book value of $9.4 million and $36.8 million, respectively, and received mortgage-backed securities with a fair market value of $9.8 million and $37.9 million, respectively. During 2020 and 2019, the Company retained the servicing of these loans and recorded mortgage servicing assets with a fair market value of $78,000 and $344,000, respectively, and recognized a net gain of $377,000 and $1.5 million, respectively, on the transactions.

The Company serviced loans for others with principal balances of $56.7 million and $65.1 million at December 31, 2020 and 2019, respectively. Of these amounts, $35.5 million and $37.8 million of loan balances relate to securitizations for which the Company continues to hold the related mortgage-backed securities at December 31, 2020 and 2019, respectively. The amount of contractually specified servicing fees earned was $173,000 and $114,000 for 2020 and 2019, respectively. The fees are reported in service fees on loan and deposit accounts in the Consolidated Statements of Income.

In the normal course of business, the Company has made loans to certain directors and executive officers under terms which management believes are consistent with the Company’s general lending policies. Loans to directors and executive officers amounted to $622,000 and $661,000 at December 31, 2020 and 2019, respectively.

(8)Accrued Interest Receivable

The components of accrued interest receivable are as follows:

	December 31,
(Dollars in thousands)	2020	2019
Loans receivable	$5,872	$4,425
Investment securities	627	952
Interest-bearing deposits	16	32
Total	$6,515	$5,409

Accrued interest receivable rose by $1.1 million primarily because of interest accrued on loans in the Bank’s payment deferral program.  As of December 31, 2020, the Company granted loan payment deferrals of $130.8 million of loans.  To qualify for the Bank’s loan payment deferral program, a borrower’s financial difficulties must be related to the COVID-19 pandemic and the loan must not have been more than 30 days past due as of December 31, 2019.

(9)Mortgage Servicing Assets

Mortgage servicing assets are created when the Company sells mortgage loans and retains the rights to service the loans. Mortgage servicing assets are accounted for in accordance with the Transfers and Servicing topic of the FASB ASC and are initially valued at fair value and subsequently at the lower of cost or fair value. We amortize mortgage servicing assets in proportion to and over the period of estimated net servicing income. All servicing assets are grouped into categories based on the interest rate and original term of the loan sold. Mortgage servicing assets related to loan sales are recognized upon the sale of loans and totaled $78,000 and $344,000 for the years ended December 31, 2020 and 2019, respectively.

The table below presents the changes in our mortgage servicing assets:

(Dollars in thousands)	2020	2019
Balance at beginning of year	$503	$226
Additions	78	344
Impairments	(73)	(16)
Amortization	(101)	(51)
Balance at end of year	$407	$503

In 2020, the Company added $78,000 in mortgage servicing assets when it securitized $9.4 million of mortgage loans into mortgage-backed securities. In 2019, the Company added $344,000 in mortgage servicing assets when it securitized $36.8 million of mortgage loans into mortgage-backed securities and sold $2.2 million of mortgage loans on a servicing retained basis. These transactions were conducted to increase liquidity.

The table below presents the gross carrying values, accumulated amortization, and net carrying values of our mortgage servicing assets:

	December 31,
(Dollars in thousands)	2020	2019
Gross carrying value	$1,643	$1,638
Accumulated amortization	(1,236)	(1,135)
Net carrying value	$407	$503

The estimated amortization expense for our mortgage servicing assets for the next five years and all years thereafter are as follows:

(Dollars in thousands)
2021	$97
2022	62
2023	44
2024	33
2025	27
Thereafter	144
Total	$407

The Company uses a discounted cash flow model to determine the fair value of retained mortgage servicing assets. The discounted cash flow model is also used to assess impairment of servicing assets. Impairments are recorded as adjustments to amortization expense and included in service fees on loan and deposit accounts in the Consolidated Statements of Income. Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates and cost of servicing.

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

The table below presents the fair values and key assumptions used in determining the fair values of our mortgage servicing assets as of December 31, 2020 and 2019:

	2020	2019
Fair value, beginning of year (in thousands)	$552	$291
Fair value, end of year (in thousands)	407	552

Weighted average discount rate	10.25%	10.25%
Weighted average prepayment speed assumption (CPR)	13.57	12.58
Annual cost to service (per loan)	$75	$75

The conditional prepayment rate (CPR) prepayment model assumes constant prepayment rates each period.

(10)Interest Rate Lock and Forward Loan Sale Commitments

The Company may enter into interest rate lock commitments with borrowers on loans intended to be sold. To manage interest rate risk on the lock commitments, the Company may also enter into forward loan sale commitments. The interest rate lock commitments and forward loan sale commitments are treated as derivatives and are recorded at their fair values in prepaid expenses and other assets or in accounts payable and accrued expenses. Changes in fair value are recorded in current earnings. At December 31, 2020, the notional amount of interest rate locks and forward loan sale commitments on loans held for sale amounted to $10.0 million and $12.2 million, respectively.

The table below presents the location of assets and liabilities related to derivatives:

		Asset Derivatives		Liability Derivatives
	Location on	Fair Value at December 31,		Fair Value at December 31,
(Dollars in thousands)	Balance Sheet	2020	2019	2020	2019
Interest rate contracts	Prepaid expenses and other assets	$38	$5	$—	$—

Interest rate contracts	Accounts payable and accrued expenses	—	—	38	5
Total derivatives		$38	$5	$38	$5

There were no gains or losses on derivatives for the years ended December 31, 2020 and 2019.

(11)Premises and Equipment

Premises and equipment are as follows:

	December 31,
(Dollars in thousands)	2020	2019
Land	$585	$585
Buildings and improvements	1,365	1,365
Leasehold improvements	14,671	14,027
Furniture, fixtures and equipment	6,807	6,035
Automobiles	118	115
	23,546	22,127
Less accumulated depreciation and amortization	(18,701)	(17,900)
	4,845	4,227
Construction in progress	10	143
Total	$4,855	$4,370

Depreciation expense was $1.2 million for the years ended December 31, 2020 and 2019.

(12) Deposits

Deposit accounts by type are summarized with their respective weighted-average interest rates as follows:

	December 31,
	2020		2019
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$66,014	—%	$54,927	—%
Savings accounts	1,010,891	0.15	908,175	0.49
Certificates of deposit	321,778	1.34	463,943	1.87
Money market	7,749	0.20	4,917	0.45
Checking and Super NOW	253,368	0.02	199,971	0.02
Total	$1,659,800	0.36%	$1,631,933	0.81%

The maturity of certificate of deposit accounts at December 31, 2020 is as follows (dollars in thousands):

Maturing in:
2021	$221,647
2022	66,610
2023	16,975
2024	12,533
2025	4,013
Total	$321,778

Certificates of deposit with balances greater than or equal to $250,000 totaled $172.7 mllion and $272.7 million at December 31, 2020 and 2019, respectively. Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per account owner.

Interest expense by type of deposit is as follows:

(Dollars in thousands)	2020	2019
Savings	$2,486	$4,593
Certificates of deposit and money market	6,479	8,829
Checking and Super NOW	48	41
Total	$9,013	$13,463

At December 31, 2020 and 2019, overdrawn deposit accounts totaled $15,000 and $37,000, respectively, and have been reclassified as loans in the consolidated balance sheets.

(13)Advances from the Federal Home Loan Bank

Federal Home Loan Bank advances are secured by a blanket pledge on the Bank’s assets not otherwise pledged. At December 31, 2020 and 2019, our credit line with the FHLB Des Moines was equal to 45% of the Bank’s total assets and we had the capacity to borrow an additional $807.2 million and $727.5 million, respectively.

During 2020, we restructured $82.0 million of FHLB advances. This transaction lowered the average cost of FHLB advances from 2.28% to 1.52% and extended the average maturity date by 1.9 years. The restructuring was accounted for as a continuation of the existing borrowings with any prepayment fees recognized as an adjustment to the future cost of the restructured advances.

Advances outstanding consisted of the following:

	December 31,
	2020		2019
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Due within one year	$—	—%	$20,000	2.16%
Due over 1 year to 2 years	10,000	2.13	57,000	2.50
Due over 2 years to 3 years	34,000	1.58	30,000	2.37
Due over 3 years to 4 years	77,000	1.40	19,000	2.16
Due over 4 years to 5 years	20,000	1.57	30,000	1.87
Total	$141,000	1.52%	$156,000	2.27%

(14) Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset. Securities sold under agreements to repurchase are summarized as follows:

	2020		2019
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
1 year or less	$—	—%	$5,000	1.65%
Over 3 year to 4 years	5,000	1.88	—	—
Over 4 year to 5 years	5,000	1.73	5,000	1.88
Total	$10,000	1.81%	$10,000	1.77%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at December 31, 2020. The amount at risk is the greater of the carrying value or fair value over the repurchase liability and refers to the potential loss to the Company if the secured lender fails to return the security at the maturity date of the agreement. All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government sponsored enterprises. The repurchase liability cannot exceed 90% of the fair value of securities pledged. In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$10,253	$11,234	$10,000	$1,234	48

(15)Offsetting of Financial Liabilities

Securities sold under agreements to repurchase are subject to a right of offset in the event of default. See Note 14, Securities Sold Under Agreements to Repurchase, for additional information.

			Net Amount of	Gross Amount Not Offset in the
	Gross Amount	Gross Amount	Liabilities	Balance Sheet
	of Recognized	Offset in the	Presented in the	Financial	Cash Collateral
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
December 31, 2020:
Securities sold under agreements to repurchase	$10,000	$—	$10,000	$10,000	$—	$—

December 31, 2019:
Securities sold under agreements to repurchase	$10,000	$—	$10,000	$10,000	$—	$—

(16)Income Taxes

Allocation of federal and state income taxes between current and deferred provisions is as follows:

(Dollars in thousands)	2020	2019
Current
Federal	$5,157	$3,366
State	1,950	1,479
	7,107	4,845
Deferred
Federal	(231)	1,147
State	(161)	319
	(392)	1,466
Total	$6,715	$6,311

The federal statutory corporate tax rate for the years ended December 31, 2020 and 2019 was 21%. A reconciliation of the tax provision based on the statutory corporate rate on pretax income and the provision for taxes as shown in the accompanying Consolidated Statements of Income is as follows:

(Dollars in thousands)	2020	2019
Income tax expense at statutory rate	$5,317	$5,944
Income tax effect of:
Other tax-exempt income	(194)	(263)
Share-based compensation	70	(69)
Meal and entertainment expenses	51	82
State income taxes, net of federal income tax benefits	1,574	1,301
Tax benefit from the exercise of stock options	(63)	(297)
Tax benefit from tax depreciation study (1)	—	(402)
Non-deductible executive compensation	67	—
Other	(107)	15
Total income tax expense	$6,715	$6,311
Effective income tax rate	26.52%	22.29%
(1)	The Company conducted a study that reduced the asset lives used to calculate depreciation. The Company filed an amended tax return and was able to deduct the increase in depreciation expense at the 2017 federal corporate tax rate of 35% rather than the current 21% federal corporate tax rate.

The components of income taxes payable (receivable) are as follows:

	December 31,
(Dollars in thousands)	2020	2019
Current taxes payable:
Federal	$239	$767
State	1,922	1,538
	$2,161	$2,305
Deferred taxes receivable:
Federal	$(2,152)	$(1,651)
State	(1,230)	(968)
	$(3,382)	$(2,619)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(Dollars in thousands)	2020	2019
Deferred tax assets:
Premises and equipment	$392	$547
Hawaii franchise tax	476	479
Unfunded pension liability	1,250	925
Allowance for loan losses	1,135	722
Employee benefit plans	2,706	2,692
Equity incentive plan	210	350
Deferred compensation	339	413
Net lease liability	209	161
Other	22	8
	6,739	6,297
Deferred tax liabilities:
Deferred loan costs	2,926	3,078
FHLB stock dividends	126	126
Prepaid expense	97	155
Unrealized gain on securities available for sale	100	185
Premiums on loans sold	108	134
	3,357	3,678
Net deferred tax assets	$3,382	$2,619

Deferred tax assets and liabilities at December 31, 2020 and 2019 were calculated using federal corporate tax rates of 21%.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. There was no valuation allowance for deferred tax assets as of December 31, 2020 and 2019.

(17)Employee Benefit Plans

The Company has a noncontributory defined benefit pension plan (Pension Plan) that covers most employees with at least one year of service. The benefits are based on years of service and the employees’ compensation during the service period. The Company’s policy is to accrue the actuarially determined pension costs and to fund pension costs within regulatory guidelines. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprehensive income beginning in 2006 and amortized to net periodic benefit cost over future periods using the corridor method. The Company believes that the assumptions utilized in recording its obligations under the plan are reasonable based on its experience and market conditions.

In 2008, the Board of Directors approved changes to the Company’s Pension Plan. Effective December 31, 2008, there are no further accruals of benefits for any participants and benefits do not increase with any additional years of service. Employees already enrolled in the Pension Plan as of December 31, 2008 will be 100% vested if they have at least five years of service. For employees with less than five years of service, vesting would occur at the employee’s five-year anniversary date.

In addition, the Company sponsors a Supplemental Employee Retirement Plan (SERP), a noncontributory supplemental retirement benefit plan, which covers certain current and former employees of the Company for amounts in addition to those provided under the Pension Plan.

The following table sets forth the status of the Pension Plan and SERP at the dates indicated:

	Pension Plan		SERP

	December 31,
(Dollars in thousands)	2020	2019	2020	2019
Accumulated benefit obligation at end of year	$24,130	$21,367	$9,866	$9,702
Change in projected benefit obligation:
Benefit obligation at beginning of year	$21,367	$18,713	$9,702	$9,473
Service cost	174	164	9	84
Interest cost	722	811	172	162
Actuarial loss	2,776	2,558	—	—
Benefits paid	(909)	(879)	(17)	(17)
Benefit obligation at end of year	24,130	21,367	9,866	9,702
Change in plan assets:
Fair value of plan assets at beginning of year	19,435	17,500	—	—
Actual return on plan assets	2,625	2,814	—	—
Employer contributions	—	—	17	17
Benefits paid	(909)	(879)	(17)	(17)
Fair value of plan assets at end of year	21,151	19,435	—	—
Funded status at end of year	$(2,979)	$(1,932)	$(9,866)	$(9,702)
Amounts recognized in the Consolidated Balance Sheets:
Accounts payable and accrued expenses - liability	$(2,979)	$(1,932)	$(9,866)	$(9,702)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$12,088	$11,008	$—	$—
Prior service cost	134	139	—	—
Accumulated other comprehensive loss, before tax	$12,222	$11,147	$—	$—

The accumulated benefit obligation experienced an actuarial loss of $2.8 million in 2020 primarily because of a decrease in the discount rate used to calculate the obligation and a difference between the actual benefits paid and the assumption used in the actuarial calculation.

The following table sets forth the changes recognized in accumulated other comprehensive loss for the years indicated:

	Pension Plan
	Year Ended December 31,
(Dollars in thousands)	2020	2019
Accumulated other comprehensive loss at beginning of year, before tax	$11,147	$10,524
Actuarial net loss arising during the period	1,455	961
Amortizations (recognized in net periodic benefit cost):
Actuarial loss	(375)	(333)
Prior service cost	(5)	(5)
Total recognized in other comprehensive loss	1,075	623
Accumulated other comprehensive loss at end of year, before tax	$12,222	$11,147

For the years ended December 31, 2020 and 2019, the following weighted average assumptions were used to determine benefit obligations at the end of the year:

	Pension Plan		SERP

	Year Ended December 31,
	2020	2019	2020	2019
Assumptions used to determine the year-end benefit obligations:
Discount rate	2.50%	3.30%	5.01%	5.02%
Rate of compensation increase	N/A	N/A	5.00%	5.00%

The dates used to determine retirement measurements for the Pension Plan were December 31, 2020 and 2019.

The Company’s investment strategy for the Pension Plan is to maintain a consistent rate of return with primary emphasis on capital appreciation and secondary emphasis on income to enhance the purchasing power of the plan’s assets over the long-term and to preserve capital. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate. Normal target allocations at December 31, 2020 were 55% domestic equity securities, 10% international equity securities and 35% bonds. Equity securities primarily include stocks, investment in exchange traded funds and large-cap, mid-cap and small-cap mutual funds. Bonds include U.S. Treasuries, mortgage-backed securities and corporate bonds of companies in diversified industries. Other types of investments include money market funds and savings accounts opened with the Company.

As of December 31, 2020 and 2019, the Pension Plan’s assets measured at fair value were classified as follows:

		Fair Value of Measurements at Report Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2020:
Cash	$1,971	$1,971	$—	$—
Equities	14,004	14,004	—	—
Mutual funds (1)	5,176	5,176	—	—
Total	$21,151	$21,151	$—	$—

December 31, 2019:
Cash	$3,021	$3,021	$—	$—
Equities	11,576	11,576	—	—
Mutual funds (1)	4,838	4,838	—	—
Total	$19,435	$19,435	$—	$—
(1)	This category includes mutual funds that invest in equities and bonds. The mutual fund managers have the ability to change the amounts invested in equities and bonds depending on their investment outlook.

Estimated future benefit payments reflecting expected future service at December 31, 2020 are as follows:

	Pension
(Dollars in thousands)	Plan	SERP
2021	$1,379	$17
2022	1,435	8,671
2023	1,441	149
2024	1,444	149
2025	1,430	149
2026 - 2030	6,868	743
Total	$13,997	$9,878

For the years ended December 31, 2020 and 2019, the following weighted average assumptions were used to determine net periodic benefit cost for the fiscal years shown:

	Pension Plan		SERP
	Year Ended December 31,
(Dollars in thousands)	2020	2019	2020	2019
Assumptions used to determine the net periodic benefit cost:
Discount rate	3.30%	4.30%	5.02%	5.02%
Expected return on plan assets	7.00	7.25	-	-
Rate of compensation increase	N/A	N/A	5.00	5.00

The components of net periodic benefit cost were as follows:

	Pension Plan		SERP

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2020	2019
Net periodic benefit cost (income) for the year:
Service cost	$174	$164	$9	$84
Interest cost	722	811	172	162
Expected return on plan assets	(1,304)	(1,217)	—	—
Amortization of prior service cost	5	5	—	—
Recognized actuarial loss	375	333	—	—
Recognized curtailment loss	—	—	—	—
Net periodic benefit cost (income) for the year:	$(28)	$96	$181	$246

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

The Company does not expect to make any contributions to the Pension Plan in 2021. The Company expects to make a $17,000 contribution to the SERP in 2021 to cover actual benefit payments.

The Company also has a 401(k) defined contribution plan and profit sharing plan covering all employees after one year of service. The 401(k) plan provides for employer matching contributions, as determined by the Company, based on a percentage of employees’ contributions subject to a maximum amount defined in the plan agreement. The Company’s 401(k) matching contributions, based on 5% of employees’ contributions for 2020 and 2019 amounted to $65,000 and $62,000, respectively. The Company contributes to the profit sharing plan an amount determined by the Board of Directors. No contributions were made to the profit sharing plan for years ended December 31, 2020 and 2019.

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity. The shares committed to be released are considered outstanding for earnings per share computations. Compensation expense recognized for the years ended December 31, 2020 and 2019 amounted to $1.2 million and $1.4 million, respectively.

Shares held by the ESOP trust were as follows:

	December 31,
	2020	2019
Allocated shares	507,304	466,807
Unearned shares	391,464	440,397
Total ESOP shares	898,768	907,204
Fair value of unearned shares, in thousands	$9,407	$13,626

The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits. For the years ended December 31, 2020 and 2019, we accrued $137,000 and $350,000, respectively, for the ESOP restoration plan.

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

The Company recognized compensation expense, measured as the fair value of the share-based award on the date of grant, on a straight-line basis over the vesting period. Share-based compensation is recorded in the Consolidated Statements of Income as a component of salaries and employee benefits with a corresponding increase in stockholders’ equity. The table below presents information on compensation expense and the related tax benefit for all share-based awards:

(In thousands)	2020	2019
Compensation expense	$619	$571
Income tax benefit	169	156

Shares of our common stock issued under the 2010 and 2019 Equity Incentive Plan shall be authorized shares. The maximum number of shares that will be awarded under the plan is 1,862,637 shares.

Stock Options

The table below presents the stock option activity of the Company:

		Weighted		Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (years)	(in thousands)
Options outstanding at December 31, 2018	337,654	$17.51	1.74	$2,859
Granted	—	—	—	—
Exercised	221,245	17.50	—	2,483
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at December 31, 2019	116,409	$17.53	0.72	$1,562
Granted	—	—	—	—
Exercised	81,827	17.36	—	725
Forfeited	—	—	—	—
Expired	31,497	—	—	—
Options outstanding at December 31, 2020	3,085	$23.62	1.67	$1,265

Options vested and exercisable at December 31, 2020	3,085	$23.62	1.67	$1,265

The following summarizes certain stock option activity of the Company:

(In thousands)	2020	2019
Intrinsic value of stock options exercised	$725	$2,483
Proceeds received from stock options exercised	1,421	3,873
Tax benefits realized from stock options exercised	158	534
Total fair value of stock options that vested	—	—

During the year ended December 31, 2020, 81,827 of stock options were exercised. 54,633 of common shares were surrendered in the exercises and the Company issued 27,194 shares of common stock. Pursuant to the provisions of our equity incentive plan, optionees are permitted to use the value of common stock they own in a stock swap transaction or use a net settlement method to pay the exercise price of stock options.

As of December 31, 2020, the Company had no unrecognized compensation costs related to the stock option plan.

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

The table below presents the restricted stock activity:

		Weighted
		Average Grant
	Restricted	Date Fair
	Stock	Value
Unvested at December 31, 2018	16,424	$30.26
Granted	10,366	27.30
Vested	6,541	30.14
Forfeited	—	—
Unvested at December 31, 2019	20,249	$28.78

Unvested at December 31, 2019	20,249	$28.78
Granted	13,444	21.05
Vested	9,998	29.16
Forfeited	—	—
Unvested at December 31, 2020	23,695	$24.24

During the year ended December 31, 2020, the Company issued 13,444 shares of restricted stock to certain members of executive management under the 2010 Equity Incentive Plan. The fair value of the restricted stock is based on the value of the Company’s stock on the date of grant. Restricted stock will vest over three years from the date of the grant.

As of December 31, 2020, the Company had $337,000 of unrecognized compensation costs related to time-vested restricted stock. The unrecognized compensation costs are expected to be recognized over a weighted average period of 1.6 years.

During the year ended December 31, 2020, the Company issued 16,129 of performance-based restricted stock units (PRSUs) to certain members of executive management under the 2019 Equity Incentive Plan. These PRSUs will vest in the first quarter of 2023 after our Compensation Committee determines whether a performance condition that compares the Company’s return on average equity to the SNL Bank Index is achieved. Depending on the Company’s performance, the actual number of these PRSUs that are issued at the end of the vesting period can vary between 0% to 150% of the target award. For the PRSUs, an estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized. This estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period.

The table below presents the PRSUs that will vest on a performance condition:

	Performance-
	Based Restricted
	Stock Units	Weighted
	Based on a	Average Grant
	Performance	Date Fair
	Condition	Value
Unvested at December 31, 2018	23,538	$30.14
Granted	12,438	27.30
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2019	35,976	$29.16

Unvested at December 31, 2019	35,976	$29.16
Granted	16,129	21.05
Vested	7,680	29.53
Forfeited	3,840	29.53
Unvested at December 31, 2020	40,585	$25.83

The fair value of these PRSUs is based on the fair value of the Company’s stock on the date of grant. As of December 31, 2020, the Company had $340,000 of unrecognized compensation costs related to these PRSUs. The unrecognized compensation costs are expected to be recognized over a weighted average period of 1.8 years. Performance will be measured over a three-year period and will be cliff vested.

During the year ended December 31, 2020, the Company issued 4,032 of PRSUs to certain members of executive management under the 2010 Equity Incentive Plan. These PRSUs will vest in the first quarter of 2023 after our Compensation Committee determines whether a market condition that compares the Company’s total stock return to the SNL Bank Index is achieved. The number of shares that will be expensed will not be adjusted for performance. The fair value of these PRSUs is based on a Monte Carlo valuation of the Company’s stock on the date of grant. The assumptions which were used in the Monte Carlo valuation of the PRSUs are:

Grant date: March 12, 2020

Performance period: January 1, 2020 to December 31, 2022

2.82 year risk-free rate on grant date: 0.56%

December 31, 2019 closing price: $30.94

Closing stock price on date of grant: $21.05

Annualized volatility (based on 2.82 year historical volatility as of the grant date): 18.02%

The table below presents the PRSUs that will vest on a market condition:

	Performance-
	Based Restricted	Monte Carlo
	Stock Units	Valuation of
	Based on a	the Company's
	Market Condition	Stock
Unvested at December 31, 2018	5,884	$26.42
Granted	3,110	24.45
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2019	8,994	$25.74

Unvested at December 31, 2019	8,994	$25.74
Granted	4,032	22.16
Vested	1,197	24.44
Forfeited	1,682	24.44
Unvested at December 31, 2020	10,147	$24.69

As of December 31, 2020, the Company had $76,000 of unrecognized compensation costs related to the PRSUs that are based on a market condition. The unrecognized compensation costs are expected to be recognized over a weighted average period of 1.8 years. Performance will be measured over a three-year period and will be cliff vested.

On May 16, 2019, shareholders of Territorial Bancorp Inc. adopted the 2019 Equity Incentive Plan, which provides for the award of 15,000 stock options and restricted stock to key officers and directors. As of December 31, 2020, no awards have been granted under the 2019 Equity Incentive Plan.

(20)Earnings Per Share

The table below presents the information used to compute basic and diluted earnings per share:

	For the Year Ended December 31,

(Dollars in thousands, except per share data)	2020	2019
Net income	$18,605	$21,995
Income allocated to participating securities	(78)	(149)
Net income available to common shareholders	$18,527	$21,846

Weighted-average number of shares used in:
Basic earnings per share	9,137,398	9,196,674
Dilutive common stock equivalents:
Stock options and restricted stock units	59,291	128,940
Diluted earnings per share	9,196,689	9,325,614

Net income per common share, basic	$2.03	$2.38
Net income per common share, diluted	$2.01	$2.34

(21)Other Comprehensive Loss

The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes:

	Unfunded	Unrealized
	Pension	(Gain)/Loss on
(Dollars in thousands)	Liability	Securities	Total
December 31, 2020:
Balances at beginning of year	$8,178	$(510)	$7,668
Other comprehensive loss, net of taxes	789	13	802
Amounts reclassified from other comprehensive income, net of taxes	—	221	221
Net current period other comprehensive loss	789	234	1,023
Balances at end of year	$8,967	$(276)	$8,691

December 31, 2019:
Balances at beginning of year	$7,721	$88	$7,809
Other comprehensive loss (income), net of taxes	457	(721)	(264)
Amounts reclassified from other comprehensive income, net of taxes	—	123	123
Net current period other comprehensive loss (income)	457	(598)	(141)
Balances at end of year	$8,178	$(510)	$7,668

The table below presents the tax effect on each component of other comprehensive income and loss:

	Year Ended December 31,
	2020			2019
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount

Unfunded pension liability	$1,075	$(286)	$789	$623	$(166)	$457
Unrealized loss (gain) on securities	18	(5)	13	(983)	262	(721)
Amount reclassified from other comprehensive income	301	(80)	221	168	(45)	123
Total	$1,394	$(371)	$1,023	$(192)	$51	$(141)

(22)Commitments

(a)	Loan Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on an individual basis. The Company’s policy is to require suitable collateral, primarily real estate, to be provided by customers prior to disbursement of approved loans. At December 31, 2020 and 2019, the Company had loan commitments aggregating to $21.3 million (interest rates from 2.250% to 3.125%) and $8.7 million (interest rates from 3.375% to 4.000%), respectively, primarily consisting of fixed-rate residential first mortgage loans. In addition to commitments to originate loans, at December 31, 2020 and 2019, the Company had $20.7 million and $24.5 million, respectively, in unused lines of credit to borrowers.

(b)	Reserve Requirements

The Company is required by the Federal Reserve Bank to maintain reserves based on the amount of deposits held. During 2020, the Federal Reserve Bank eliminated reserve requirements as part of an emergency stimulus move in an attempt to cushion the U.S. economy from the coronavirus pandemic. The reserve requirement at December 31, 2019 was $13.5 million and the Company met such requirement.

(23)Regulatory Capital and Supervision

Territorial Savings Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Effective January 1, 2015, the well capitalized threshold for Tier 1 risk-based capital was increased from 6.0% to 8.0% and a new capital standard, common equity tier 1 risk-based capital, was implemented with a 6.5% ratio requirement for a financial institution to be considered well capitalized. Additionally, effective January 1, 2015, consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions became applicable to savings and loan holding companies over $1.0 billion in assets, such as the Company. This asset level was increased to $3.0 billion in 2018. Accordingly, the Company is no longer subject to regulatory capital requirements because its total assets are less than $3.0 billion. The capital requirements became fully-phased in on January 1, 2019. At December 31, 2020 and 2019, Territorial Savings Bank exceeded all of the fully-phased in regulatory captial requirments and is considered to be “well capitalized” under regulatory guidelines. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was 2.5% effective on January 1, 2019.

The table below presents the fully-phased in capital required to be considered “well-capitalized” and meet the capital conservation buffer requirement as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for Territorial Savings Bank and the Company at December 31, 2020 and 2019:

(Dollars in thousands)	Required Ratio	Actual Amount	Actual Ratio
December 31, 2020:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$239,256	11.38%
Territorial Bancorp Inc.		$257,399	12.24%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$239,256	27.49%
Territorial Bancorp Inc.		$257,399	29.57%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$239,256	27.49%
Territorial Bancorp Inc.		$257,399	29.57%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$243,608	27.99%
Territorial Bancorp Inc.		$261,751	30.07%

December 31, 2019:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$227,507	10.92%
Territorial Bancorp Inc.		$251,558	12.06%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$227,507	23.31%
Territorial Bancorp Inc.		$251,558	25.77%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$227,507	23.31%
Territorial Bancorp Inc.		$251,558	25.77%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$230,304	23.59%
Territorial Bancorp Inc.		$254,355	26.06%
(1)	The required Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios are based on the fully-phased in capital ratios in the Basel III capital regulations plus the 2.50% capital conservation buffer that became effective on January 1, 2019.

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

At December 31, 2020 and 2019, the Bank’s capital ratios exceeded the minimum capital thresholds for a “well-capitalized” institution. There are no conditions or events that have changed the institution’s category under the capital guidelines.

Depending on the amount of dividends to be paid, the Bank is required to either notify or make application to the Federal Reserve Bank before dividends are paid to the parent company.

Legislation enacted in 2018 requires the federal banking agencies, including the Federal Reserve Board, to establish a “community bank leverage ratio” between 8% to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion. Institutions with capital meeting the specified requirements and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk based requirements. The federal regulators have adopted 9% as the applicable ratio, effective March 31, 2020, and subsequently lowered the ratio to 8% as a result of the CARES Act. The Bank is not planning to adopt the alternative framework, with the applicable regulatory requirements.

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

Revenue from contracts with customers is reported in service fees on loan and deposit accounts and in other noninterest income in the Consolidated Statements of Income. The table below reconciles the revenue from contracts with customers and other revenue reported in those line items:

	Service Fees on
	Loan and Deposit
(Dollars in thousands)	Accounts	Other	Total
Year ended December 31, 2020
Revenue from contracts with customers	$2,565	$243	$2,808
Other revenue	97	146	243
Total	$2,662	$389	$3,051

Year ended December 31, 2019
Revenue from contracts with customers	$1,779	$150	$1,929
Other revenue	158	460	618
Total	$1,937	$610	$2,547

(26)Leases

The table below presents lease costs and other information for the years indicated:

	Year Ended
	December 31,
(Dollars in thousands)	2020	2019
Lease Costs:
Operating lease costs	$3,365	$3,130
Short-term lease costs	23	57
Variable lease costs	163	129
Total lease costs	$3,551	$3,316

Cash paid for amounts included in measurement of lease liabilities	$3,238	$2,991
ROU assets obtained in exchange for new operating lease liabilities	$4,042	$14,341

Total rental expense comprised minimum rentals of $3.4 million and $3.1 million for the years ended December 31, 2020 and 2019, respectively.

At December 31, 2020, future minimum rental commitments under noncancellable operating leases are as follows:

(Dollars in thousands)
2021	$3,055
2022	2,760
2023	2,407
2024	2,152
2025	1,461
Thereafter	3,824
Total	15,659
Less present value discount	2,540
Present value of leases	$13,119

The table below presents other lease related information:

	December 31,	December 31,
	2020	2019
Weighted-average remaining lease term (years)	5.92	5.99
Weighted-average discount rate	2.29%	2.76%

The Company leases to a tenant certain property that it owns. Future minimum rental income for this noncancellable lease is as follows:

(Dollars in thousands)
2021	$110
2022	—
2023	—
2024	—
2025	—
Thereafter	—
Total	$110

Rental income comprised of minimum rentals for 2020 and 2019 was approximately $110,000 each year.

(27)Fair Value of Financial Instruments

In accordance with the Fair Value Measurements and Disclosures topic of the FASB ASC, the Company groups its financial assets and liabilities measured or disclosed at fair value into three levels based on the markets in which the financial assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

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

●	Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect management’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of discounted cash flow models and similar techniques that require the use of significant judgment or estimation.

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

The Company uses fair value measurements to determine fair value disclosures. Investment securities available for sale and derivatives are recorded at fair value on a recurring basis. From time to time, the Company may be required to record other financial assets at fair value on a nonrecurring basis, such as loans held for sale, impaired loans and investments, and mortgage servicing assets. These nonrecurring fair value adjustments typically involve application of the lower of cost or fair value accounting or write-downs of individual assets.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2020
Assets
Cash and cash equivalents	$363,543	$363,543	$363,543	$—	$—
Investment securities available for sale	3,562	3,562	—	3,562	—
Investment securities held to maturity	247,642	262,841	—	262,841	—
Loans held for sale	2,195	2,274	—	2,274	—
Loans receivable, net	1,406,995	1,433,489	—	—	1,433,489
FHLB stock	8,144	8,144	—	8,144	—
FRB stock	3,145	3,145	—	3,145	—
Accrued interest receivable	6,515	6,515	16	627	5,872
Interest rate contracts	38	38	—	38	—

Liabilities
Deposits	1,659,800	1,663,226	—	1,338,022	325,204
Advances from the Federal Home Loan Bank	141,000	145,441	—	145,441	—
Securities sold under agreements to repurchase	10,000	10,466	—	10,466	—
Accrued interest payable	35	35	—	33	2
Interest rate contracts	38	38	—	38	—

December 31, 2019
Assets
Cash and cash equivalents	$44,806	$44,806	$44,806	$—	$—
Investment securities available for sale	8,628	8,628	—	8,628	—
Investment securities held to maturity	363,883	371,305	—	371,305	—
Loans held for sale	470	480	—	480	—
Loans receivable, net	1,584,784	1,627,903	—	—	1,627,903
FHLB stock	8,723	8,723	—	8,723	—
FRB stock	3,128	3,128	—	3,128	—
Accrued interest receivable	5,409	5,409	32	952	4,425
Interest rate contracts	5	5	—	5	—

Liabilities
Deposits	1,631,933	1,632,741	—	1,167,990	464,751
Advances from the Federal Home Loan Bank	156,000	156,906	—	156,906	—
Securities sold under agreements to repurchase	10,000	9,968	—	9,968	—
Accrued interest payable	397	397	—	47	350
Interest rate contracts	5	5	—	5	—

At December 31, 2020 and 2019, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the Consolidated Financial Statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2020
Interest rate contracts — assets	$—	$38	$—	$38
Interest rate contracts — liabilities	—	(38)	—	(38)
Investment securities available for sale	—	3,562	—	3,562

December 31, 2019
Interest rate contracts — assets	$—	$5	$—	$5
Interest rate contracts — liabilities	—	(5)	—	(5)
Investment securities available for sale	—	8,628	—	8,628

The table below presents the balance of assets measured at fair value on a nonrecurring basis and the related losses:

	Fair Value
(Dollars in thousands)	Adjustment Date	Level 1	Level 2	Level 3	Total	Total Losses

December 31, 2020
Mortgage servicing assets	12/31/2020	$—	$—	$407	$407	$(73)

December 31, 2019
Mortgage servicing assets	9/30/2019	—	—	452	452	(16)

Mortgage servicing assets are valued using a discounted cash flow model. Assumptions used in the model include mortgage prepayment speeds, discount rates and cost of servicing. Losses on mortgage servicing assets are included in service fees on loan and deposit accounts in the Consolidated Statements of Income.

The table below presents the significant unobservable inputs for Level 3 nonrecurring fair value measurements:

			Unobservable	Range
(Dollars in thousands)	Fair Value	Valuation Technique	Input	(Weighted Average)
December 31, 2020:
Mortgage servicing assets	$407	Discounted cash flow	Discount rate	9.25% - 11.25% (10.25%)
			Prepayment speed (CPR)	10.42 - 19.61 (13.57)
			Annual cost to service (per loan, in dollars)	$75
December 31, 2019:
Mortgage servicing assets	$452	Discounted cash flow	Discount rate	9.25% - 11.25% (10.25%)
			Prepayment speed (CPR)	9.11 - 13.06 (12.58)
			Annual cost to service (per loan, in dollars)	$75

(28)Parent Company Only

Presented below are the condensed balance sheet, statement of income, and statement of cash flows for Territorial Bancorp Inc.

Condensed Balance Sheet

	December 31,
(Dollars in thousands)	2020	2019
Assets
Cash	$18,108	$22,602
Investment in Territorial Savings Bank	230,566	219,838
Receivable from Territorial Savings Bank	851	1,377
Prepaid expenses and other assets	355	233
Total assets	$249,880	$244,050
Liabilities and Equity
Other liabilities	$1,172	$160
Equity	248,708	243,890
Total liabilities and equity	$249,880	$244,050

Condensed Statement of Income

	For the Year Ended December 31,
(Dollars in thousands)	2020	2019
Interest and dividend income:
Dividends from Territorial Savings Bank	$8,000	$21,250
Interest-earning deposit with Territorial Savings Bank	19	35
Total interest and dividend income	8,019	21,285

Noninterest expense:
Salaries	43	43
Other general and administrative expenses	719	676
Total noninterest expense	762	719

Income before income taxes and equity in undistributed earnings in subsidiaries	7,257	20,566

Income taxes	(217)	(177)

Income before equity in undistributed earnings in subsidiaries	7,474	20,743

Equity in undistributed earnings of Territorial Savings Bank, net of dividends	11,131	1,252

Net income	$18,605	$21,995

Condensed Statement of Cash Flows

	For the Year Ended December 31,
(Dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$18,605	$21,995
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Territorial Savings Bank, net of dividends	(11,131)	(1,252)
Net decrease in prepaid expenses and other assets	1,583	683
Net decrease in other liabilities	(151)	(97)
Net cash provided by operating activities	8,906	21,329

Cash flows from investing activities:
Investment in Territorial Savings Bank	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of common stock	—	170
Repurchases of common stock	(5,000)	(1,597)
Cash dividends paid	(8,400)	(13,689)
Net cash used in financing activities	(13,400)	(15,116)
Net (decrease) increase in cash	(4,494)	6,213
Cash at beginning of the period	22,602	16,389
Cash at end of the period	$18,108	$22,602

(29)Unaudited Quarterly Financial Information

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

	(Dollars in thousands, except per share data)
2020:
Interest income	$18,581	$18,005	$17,131	$16,040	$69,757
Interest expense	4,064	3,239	2,667	2,221	12,191
Net interest income	14,517	14,766	14,464	13,819	57,566
Provision (reversal of provision) for loan losses	217	1,395	692	(679)	1,625
Net interest income after provision for loan losses	14,300	13,371	13,772	14,498	55,941
Noninterest income	1,301	1,461	1,577	2,465	6,804
Noninterest expense	9,538	8,971	9,386	9,530	37,425
Income before income taxes	6,063	5,861	5,963	7,433	25,320
Income taxes	1,590	1,570	1,645	1,910	6,715
Net income	4,473	4,291	4,318	5,523	18,605
Basic earnings per share	0.48	0.47	0.47	0.61	2.03
Diluted earnings per share	0.48	0.47	0.47	0.59	2.01
Cash dividends declared per common share	0.23	0.23	0.23	0.33	1.02

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

	(Dollars in thousands, except per share data)
2019:
Interest income	$18,705	$19,114	$18,948	$18,801	$75,568
Interest expense	3,869	4,452	4,397	4,309	17,027
Net interest income	14,836	14,662	14,551	14,492	58,541
Provision (reversal of provision) for loan losses	5	(51)	111	(4)	61
Net interest income after provision for loan losses	14,831	14,713	14,440	14,496	58,480
Noninterest income	3,440	1,273	2,102	1,017	7,832
Noninterest expense	9,774	9,511	9,401	9,320	38,006
Income before income taxes	8,497	6,475	7,141	6,193	28,306
Income taxes	1,973	1,415	1,775	1,148	6,311
Net income	6,524	5,060	5,366	5,045	21,995
Basic earnings per share	0.71	0.55	0.58	0.54	2.38
Diluted earnings per share	0.70	0.54	0.57	0.53	2.34
Cash dividends declared per common share	0.22	0.32	0.22	0.73	1.49

(30)Subsequent Events

On January 28, 2021, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.23 per share of common stock. The dividend was paid on February 25, 2021 to stockholders of record as of February 11, 2021.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2020. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the Consolidated Financial Statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, and it is included in Item 8, under Part II of this Annual Report on Form 10-K.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the captions “Proposal 1—Election of Directors,” “Information About Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance - Code of Ethics and Business Conduct,” “Nominating and Corporate Governance Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance - Committees of the Board of Directors” and “—Audit Committee” is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the caption “Executive Compensation” is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the caption “Stock Ownership” is incorporated herein by reference. Information with respect to the security ownership of our directors and executive officers is included above in “Item 10. Directors, Executive Officers and Corporate Governance,” and is incorporated herein by reference.

Equity Compensation Plan Information

Set forth below is information as of December 31, 2020 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-average	Share-based
	Be Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(excluding securities
	Warrants and Rights	Warrants and Rights	reflected in first column)
Equity compensation plans approved by security holders (1)	3,085	$23.62	195,628
(1)	Reflects stock options only.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the captions “Transactions with Certain Related Persons” and “Proposal 1 — Election of Directors” is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the captions “Proposal 2—Ratification of Independent Registered Public Accounting Firm—Audit Fees” and “—Pre-Approval of Services by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)Financial Statements

The following documents are filed as part of this annual report:

(i)	Reports of Independent Registered Public Accounting Firms
(ii)	Consolidated Balance Sheets at December 31, 2020 and 2019
(iii)	Consolidated Statements of Income for the years ended December 31, 2020 and 2019
(iv)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019
(v)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019
(vi)	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
(vii)	Notes to Consolidated Financial Statements

(b)Exhibits

3.1	Articles of Incorporation of Territorial Bancorp Inc. (1)
3.2	Bylaws of Territorial Bancorp Inc. (1)
4.1	Form of Common Stock Certificate of Territorial Bancorp Inc. (1)
4.2	Description of Registrant’s Securities
10.1	Employment Agreement between Territorial Bancorp Inc. and Allan S. Kitagawa (2)
10.2	Employment Agreement between Territorial Savings Bank and Allan S. Kitagawa (1)
10.3	First Amendment to Employment Agreement between Territorial Savings Bank and Allan S. Kitagawa (4)
10.4	Employment Agreement between Territorial Bancorp Inc. and Vernon Hirata (2)
10.5	Employment Agreement between Territorial Savings Bank and Vernon Hirata (1)
10.6	First Amendment to Employment Agreement between Territorial Savings Bank and Vernon Hirata (4)
10.7	Employment Agreement between Territorial Bancorp Inc. and Ralph Y. Nakatsuka (2)
10.8	Employment Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka (1)
10.9	First Amendment to Employment Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka (4)
10.10	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Allan S. Kitagawa (1)
10.11	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Vernon Hirata (1)
10.12	Supplemental Executive Retirement Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka (1)
10.13	Executive Deferred Incentive Agreement between Territorial Savings Bank and Allan S. Kitagawa (1)
10.14	Executive Deferred Incentive Agreement between Territorial Savings Bank and Vernon Hirata (1)
10.15	[Intentionally omitted]
10.16	Territorial Savings Bank Non-Qualified Supplemental Employee Stock Ownership Plan (2)
10.17	Territorial Savings Bank Executive Incentive Compensation Plan (1)
10.18	First Amendment to Territorial Savings Bank Executive Incentive Compensation Plan (1)
10.19	Second Amendment to Territorial Savings Bank Executive Incentive Compensation Plan (4)
10.20	[Intentionally Omitted]
10.21	Form of Employee Restricted Stock Award (4)
10.22	Form of Employee Stock Option Award (4)
10.23	Form of Director Restricted Stock Award (4)
10.24	Form of Director Stock Option Award (4)
10.25	Territorial Savings Bank Separation Pay Plan and Summary Plan Description (1)
10.26	Amendment One to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Vernon Hirata (5)
10.27	Amendment One to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Ralph Nakatsuka (5)
10.28	[Intentionally Omitted]

10.29	Amendment Two to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Vernon Hirata (6)
10.30	Amendment Two to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Ralph Nakatsuka (6)
10.31	Second Amendment to Employment Agreement between Territorial Savings Bank and Vernon Hirata (7)
10.32	Third Amendment to Employment Agreement between Territorial Savings Bank and Vernon Hirata (8)
10.33	First Amendment to Employment Agreement between Territorial Bancorp Inc. and Vernon Hirata (8)
10.34	Second Amendment to Employment Agreement between Territorial Savings Bank and Allan S. Kitagawa (8)
10.35	First Amendment to Employment Agreement between Territorial Bancorp Inc. and Allan S. Kitagawa (8)
10.36	Second Amendment to Employment Agreement between Territorial Savings Bank and Ralph Nakatsuka (8)
10.37	First Amendment to Employment Agreement between Territorial Bancorp Inc. and Ralph Nakatsuka (8)
10.38	First Amendment to Amended and Restated Executive Deferred Incentive Agreement between Territorial Savings Bank and Vernon Hirata (8)
10.39	First Amendment to Amended and Restated Supplemental Employee Retirement Agreement between Territorial Savings Bank and Allan S. Kitagawa (8)
10.40	Third Amendment to Amended and Restated Supplemental Employee Retirement Agreement between Territorial Savings Bank and Vernon Hirata (8)
10.41	Third Amendment to Amended and Restated Supplemental Employee Retirement Agreement between Territorial Savings Bank and Ralph Nakatsuka (8)
10.42	Territorial Bancorp Inc. 2010 Equity Incentive Plan, as amended and restated (9)
10.43	Territorial Bancorp Inc. Annual Incentive Plan, as amended (10)
10.44	Territorial Bancorp Inc. 2019 Equity Incentive Plan (11)
10.45

Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-8 (file no. 333-237039), filed by Territorial Bancorp Inc. with the Securities and Exchange Commission on March 9, 2020)

10.46

Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-8 (file no. 333-237039), filed by Territorial Bancorp Inc. with the Securities and Exchange Commission on March 9, 2020)

10.47

Form of Director Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-8 (file no. 333-237039), filed by Territorial Bancorp Inc. with the Securities and Exchange Commission on March 9, 2020)

10.48

Form of Employee Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-8 (file no. 333-237039), filed by Territorial Bancorp Inc. with the Securities and Exchange Commission on March 9, 2020)

10.49

Form of Restricted Stock Unit Agreement (time-based) (Incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-8 (file no. 333-237039), filed by Territorial Bancorp Inc. with the Securities and Exchange Commission on March 9, 2020)

10.50

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
101

The following financial statements from Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 19, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

101.INS	Interactive datafile XBRL Instance Document
101.SCH	Interactive datafile XBRL Taxonomy Extension Schema Document
101.CAL	Interactive datafile XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Interactive datafile XBRL Taxonomy Extension Label Linkbase
101.PRE	Interactive datafile XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL document and contained in Exhibit 101)
(1)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-155388), initially filed November 14, 2008.
(2)	Incorporated by reference to the Current Report on Form 8-K (file no. 001-34403), filed November 18, 2009.
(3)	Incorporated by reference to the Proxy Statement for the 2010 Annual Meeting of Stockholders (file no. 001-34403), filed July 12, 2010.
(4)	Incorporated by reference to the Annual Report on Form 10-K/A (file no. 001-34403), filed March 29, 2011.
(5)	Incorporated by reference to the Annual Report on Form 10-Q (file no. 001-34403), filed May 14, 2011.
(6)	Incorporated by reference to the Annual Report on Form 10-K (file no. 001-34403), filed March 14, 2012.
(7)	Incorporated by reference to the Annual Report on Form 10-K (file no. 001-34403), filed March 15, 2013.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q (file no. 001-34403), filed November 7, 2014.
(9)	Incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Shareholders (file No. 001-34403), filed April 24, 2017.
(10)	Incorporated by reference to Appendix B to the proxy statement for the Annual Meeting of Stockholders (file No. 001-34403), filed April 24, 2017.
(11)	Incorporated by reference to Appendix A to the proxy statement for the 2019 Annual Meeting of Stockholders (file No. 001-34403), filed April 16, 2019.

(c)Financial Statement Schedules

Not applicable.

ITEM 16.	Form 10-K Summary

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRITORIAL BANCORP INC.

Date: March 19, 2021	By:	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Allan S. Kitagawa	Chairman of the Board,	March 19, 2021
Allan S. Kitagawa	President and Chief
Executive Officer (Principal
Executive Officer)

/s/ Melvin M. Miyamoto	Senior Vice President and	March 19, 2021
Melvin M. Miyamoto	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Kirk W. Caldwell	Director	March 19, 2021
Kirk W. Caldwell

/s/ Howard Y. Ikeda	Director	March 19, 2021
Howard Y. Ikeda

/s/ Jennifer A. Isobe	Director	March 19, 2021
Jennifer A. Isobe

/s/ David S. Murakami	Director	March 19, 2021
David S. Murakami

/s/ John M. Ohama	Director	March 19, 2021
John M. Ohama

/s/ Francis E. Tanaka	Director	March 19, 2021
Francis E. Tanaka