Form 10-Q
period 2021-06-30
Territorial Bancorp Inc.
filed 2021-08-13
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 9,370,944 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of July 31, 2021.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	June 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$117,578	$363,543
Investment securities available for sale, at fair value	—	3,562
Investment securities held to maturity, at amortized cost (fair value of $615,721 and $262,841 at June 30, 2021 and December 31, 2020, respectively)	609,074	247,642
Loans held for sale	540	2,195
Loans receivable, net	1,314,871	1,406,995
Federal Home Loan Bank stock, at cost	8,173	8,144
Federal Reserve Bank stock, at cost	3,152	3,145
Accrued interest receivable	6,345	6,515
Premises and equipment, net	4,454	4,855
Right-of-use asset, net	13,623	12,333
Bank-owned life insurance	46,022	45,644
Deferred income tax assets, net	3,145	3,382
Prepaid expenses and other assets	5,100	2,844
Total assets	$2,132,077	$2,110,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,678,694	$1,659,800
Advances from the Federal Home Loan Bank	141,000	141,000
Securities sold under agreements to repurchase	10,000	10,000
Accounts payable and accrued expenses	28,219	29,221
Lease liability	14,433	13,119
Income taxes payable	2,354	2,161
Advance payments by borrowers for taxes and insurance	6,132	6,790
Total liabilities	1,880,832	1,862,091

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 9,421,560 and 9,513,867 shares at June 30, 2021 and December 31, 2020, respectively	94	95
Additional paid-in capital	58,860	61,153
Unearned ESOP shares	(3,670)	(3,915)
Retained earnings	204,928	200,066
Accumulated other comprehensive loss	(8,967)	(8,691)
Total stockholders’ equity	251,245	248,708
Total liabilities and stockholders’ equity	$2,132,077	$2,110,799

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest income:
Loans	$12,134	$15,225	$25,183	$30,682
Investment securities	2,394	2,610	4,219	5,390
Other investments	228	170	459	514
Total interest income	14,756	18,005	29,861	36,586

Interest expense:
Deposits	1,090	2,364	2,407	5,488
Advances from the Federal Home Loan Bank	537	829	1,073	1,724
Securities sold under agreements to repurchase	45	46	91	91
Total interest expense	1,672	3,239	3,571	7,303

Net interest income	13,084	14,766	26,290	29,283
(Reversal of provision) provision for loan losses	(372)	1,395	(1,285)	1,612

Net interest income after (reversal of provision) provision for loan losses	13,456	13,371	27,575	27,671

Noninterest income:
Service and other fees	530	535	1,525	988
Income on bank-owned life insurance	190	201	378	403
Gain on sale of investment securities	911	419	1,437	597
Gain on sale of loans	26	259	446	666
Other	70	47	180	108
Total noninterest income	1,727	1,461	3,966	2,762

Noninterest expense:
Salaries and employee benefits	5,560	5,264	11,083	10,948
Occupancy	1,572	1,626	3,219	3,271
Equipment	1,064	1,164	2,194	2,284
Federal deposit insurance premiums	142	74	283	74
Other general and administrative expenses	1,274	843	2,387	1,932
Total noninterest expense	9,612	8,971	19,166	18,509

Income before income taxes	5,571	5,861	12,375	11,924
Income taxes	1,513	1,570	3,304	3,160
Net income	$4,058	$4,291	$9,071	$8,764

Basic earnings per share	$0.44	$0.47	$0.99	$0.95
Diluted earnings per share	$0.44	$0.47	$0.99	$0.94
Cash dividends declared per common share	$0.23	$0.23	$0.46	$0.46
Basic weighted-average shares outstanding	9,117,467	9,092,287	9,124,086	9,164,877
Diluted weighted-average shares outstanding	9,162,348	9,139,135	9,166,003	9,228,421

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$4,058	$4,291	$9,071	$8,764

Unrealized gain (loss) on securities, net of tax	—	19	(3)	26
Amount reclassified from other comprehensive income, net of tax	(190)	(112)	(273)	(221)
Other comprehensive loss, net of tax	(190)	(93)	(276)	(195)
Comprehensive income	$3,868	$4,198	$8,795	$8,569

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

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

						Accumulated
	Common		Additional	Unearned		Other	Total
	Shares	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Shares	Earnings	Loss	Equity
Balance at March 31, 2021	9,522,833	$95	$61,141	$(3,792)	$202,985	$(8,777)	$251,652

Net income	—	—	—	—	4,058	—	4,058
Other comprehensive loss	—	—	—	—	—	(190)	(190)
Cash dividends declared ($0.23 per share)	—	—	—	—	(2,115)	—	(2,115)
Share-based compensation	—	—	92	—	—	—	92
Allocation of 12,233 ESOP shares	—	—	193	122	—	—	315
Repurchase of shares of common stock	(101,273)	(1)	(2,566)	—	—	—	(2,567)

Balances at June 30, 2021	9,421,560	$94	$58,860	$(3,670)	$204,928	$(8,967)	$251,245

Balances at December 31, 2020	9,513,867	$95	$61,153	$(3,915)	$200,066	$(8,691)	$248,708

Net income	—	—	—	—	9,071	—	9,071
Other comprehensive loss	—	—	—	—	—	(276)	(276)
Cash dividends declared ($0.46 per share)	—	—	—	—	(4,209)	—	(4,209)
Share-based compensation	20,437	—	205	—	—	—	205
Allocation of 24,467 ESOP shares	—	—	387	245	—	—	632
Repurchase of shares of common stock	(112,744)	(1)	(2,885)	—	—	—	(2,886)

Balances at June 30, 2021	9,421,560	$94	$58,860	$(3,670)	$204,928	$(8,967)	$251,245

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income	$9,071	$8,764
Adjustments to reconcile net income to net cash from operating activities:
(Reversal of provision) provision for loan losses	(1,285)	1,612
Depreciation and amortization	587	589
Deferred income tax expense (benefit)	338	(175)
Accretion of fees, discounts, and premiums, net	(253)	(169)
Amortization of right-of-use asset	1,551	1,454
Origination of loans held for sale	(12,761)	(14,603)
Proceeds from sales of loans held for sale	14,862	12,493
Gain on sale of loans, net	(446)	(666)
Gain on sale of investment securities available for sale	(339)	(290)
Gain on sale of investment securities held to maturity	(1,098)	(307)
ESOP expense	632	641
Share-based compensation expense	205	366
Decrease (increase) in accrued interest receivable	170	(1,060)
Net increase in bank-owned life insurance	(378)	(403)
Net (increase) decrease in prepaid expenses and other assets	(2,256)	171
Net (decrease) increase in accounts payable and accrued expenses	(324)	747
Net decrease in lease liability	(1,527)	(1,427)
Net decrease in advance payments by borrowers for taxes and insurance	(658)	(74)
Net increase in income taxes payable	193	2,557

Net cash from operating activities	6,284	10,220

Cash flows from investing activities:
Purchases of investment securities held to maturity	(432,614)	—
Principal repayments on investment securities held to maturity	56,243	36,683
Principal repayments on investment securities available for sale	198	760
Proceeds from sale of investment securities held to maturity	16,031	4,692
Proceeds from sale of investment securities available for sale	3,330	3,668
Principal repayments on loans receivable, net of loan originations	93,664	36,396
Purchases of Federal Home Loan Bank stock	(29)	(21)
Proceeds from redemption of Federal Home Loan Bank stock	—	600
Purchases of Federal Reserve Bank stock	(7)	(6)
Purchases of premises and equipment	(186)	(715)

Net cash from investing activities	(263,370)	82,057

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from financing activities:
Net increase in deposits	$18,894	$13,379
Repayments of advances from the Federal Home Loan Bank	—	(15,000)
Proceeds from securities sold under agreements to repurchase	—	5,000
Repayments of securities sold under agreements to repurchase	—	(5,000)
Repurchases of common stock	(2,567)	(5,000)
Cash dividends paid	(5,206)	(4,270)

Net cash from financing activities	11,121	(10,891)

Net (decrease) increase in cash and cash equivalents	(245,965)	81,386

Cash and cash equivalents at beginning of the period	363,543	44,806

Cash and cash equivalents at end of the period	$117,578	$126,192

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$3,556	$7,625
Income taxes	2,773	778

Supplemental disclosure of noncash investing and financing activities:
Company stock acquired through stock swap and net settlement transactions	$—	$1,421
Company stock repurchased through stock swap and net settlement transactions	319	1,636
Loans securitized into investment securities	—	9,431
Establishment of right-of-use asset, net of incentives	2,841	1,786
Establishment of lease liability	2,841	1,786

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

(2)      Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Territorial Bancorp Inc. have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim condensed consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed as part of the Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments necessary for a fair presentation have been made and consist only of normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

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

(4)      Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Cash and due from banks	$12,441	$14,355
Interest-earning deposits in other banks	105,137	349,188
Cash and cash equivalents	$117,578	$363,543

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank of San Francisco.

(5)      Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2021:
Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$609,074	$8,822	$(2,175)	$615,721
Total	$609,074	$8,822	$(2,175)	$615,721

December 31, 2020:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$3,185	$377	$—	$3,562
Total	$3,185	$377	$—	$3,562

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$247,642	$15,200	$(1)	$262,841
Total	$247,642	$15,200	$(1)	$262,841

The amortized cost and estimated fair value of investment securities by maturity date at June 30, 2021 are shown below. Incorporated in the maturity schedule are mortgage-backed securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Held-to-maturity:
Due within 5 years	$—	$—
Due after 5 years through 10 years	51	50
Due after 10 years	609,023	615,671
Total	$609,074	$615,721

Realized gains and losses and the proceeds from sales of held-to-maturity and available-for-sale securities are shown in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Proceeds from sales	$13,064	$5,710	$19,361	$8,360
Gross gains	911	419	1,437	597
Gross losses	—	—	—	—

During the six months ended June 30, 2021 and 2020, the Company sold $14.9 million and $4.4 million, respectively, of held-to-maturity mortgage-backed securities and recorded gains of $1.1 million and $307,000, respectively. The sale of the mortgage-backed securities, for which the Company had already collected a substantial portion of the outstanding purchased principal (at least 85%), were in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and do not taint management’s assertion of its intent to hold the remaining securities in the held-to-maturity portfolio to maturity.

During the six months ended June 30, 2021 and 2020, the Company sold $3.0 million and $3.4 million, respectively, of available-for-sale mortgage-backed securities and recorded gains of $339,000 and $290,000, respectively.

Investment securities with amortized costs of $164.4 million and $192.7 million at June 30, 2021 and December 31, 2020, respectively, were pledged to secure deposits made by state and local governments, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at June 30, 2021 and December 31, 2020. The Company does not intend to sell held-to-maturity securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
June 30, 2021:
Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$377,389	$(2,174)	$45	$(1)	27	$377,434	$(2,175)

December 31, 2020:
Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$678	$(1)	$4	$—	6	$682	$(1)

Mortgage-Backed Securities. The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates subsequent to purchase. All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2021 and December 31, 2020.

During the six months ended June 30, 2020, the Company securitized fixed-rate first mortgage loans with a book value of $9.4 million into Freddie Mac mortgage-backed securities to increase liquidity. The securitization transaction increased investment securities and lowered loans receivable. The securitization transaction was accounted for by recording the mortgage-backed securities at a fair value of $9.8 million. A net gain of $377,000 was recognized on the securitization transaction and recorded in gain on sale of loans in the Consolidated Statements of Income. There were no securitization transactions during the six months ended June 30, 2021.

(6)      Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Real estate loans:
First mortgages:
One- to four-family residential	$1,276,414	$1,366,507
Multi-family residential	6,772	7,245
Construction, commercial and other	19,196	19,074
Home equity loans and lines of credit	7,727	9,376
Total real estate loans	1,310,109	1,402,202
Other loans:
Loans on deposit accounts	331	235
Consumer and other loans	8,762	10,086
Total other loans	9,093	10,321
Less:
Net unearned fees and discounts	(1,362)	(1,266)
Allowance for loan losses	(2,969)	(4,262)
Total unearned fees, discounts and allowance for loan losses	(4,331)	(5,528)
Loans receivable, net	$1,314,871	$1,406,995

The table below presents the activity in the allowance for loan losses by portfolio segment:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended June 30, 2021:
Balance, beginning of period	$2,380	$396	$1	$140	$429	$3,346
(Reversal of provision) provision for loan losses	(359)	38	—	(2)	(49)	(372)
	2,021	434	1	138	380	2,974
Charge-offs	—	—	—	(7)	—	(7)
Recoveries	—	—	—	2	—	2
Net charge-offs	—	—	—	(5)	—	(5)
Balance, end of period	$2,021	$434	$1	$133	$380	$2,969

Six months ended June 30, 2021:
Balance, beginning of period	$3,102	$406	$1	$146	$607	$4,262
(Reversal of provision) provision for loan losses	(1,081)	28	—	(5)	(227)	(1,285)
	2,021	434	1	141	380	2,977
Charge-offs	—	—	—	(10)	—	(10)
Recoveries	—	—	—	2	—	2
Net charge-offs	—	—	—	(8)	—	(8)
Balance, end of period	$2,021	$434	$1	$133	$380	$2,969

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended June 30, 2020:
Balance, beginning of period	$1,863	$452	$1	$172	$430	$2,918
Provision (reversal of provision) for loan losses	1,157	7	(10)	92	149	1,395
	3,020	459	(9)	264	579	4,313
Charge-offs	—	—	—	(68)	—	(68)
Recoveries	—	—	10	1	—	11
Net recoveries (charge-offs)	—	—	10	(67)	—	(57)
Balance, end of period	$3,020	$459	$1	$197	$579	$4,256

Six months ended June 30, 2020:
Balance, beginning of period	$1,741	$511	$1	$54	$405	$2,712
Provision (reversal of provision) for loan losses	1,279	(52)	(10)	221	174	1,612
	3,020	459	(9)	275	579	4,324
Charge-offs	—	—	—	(80)	—	(80)
Recoveries	—	—	10	2	—	12
Net recoveries (charge-offs)	—	—	10	(78)	—	(68)
Balance, end of period	$3,020	$459	$1	$197	$579	$4,256

Management considers the allowance for loan losses at June 30, 2021 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions at that date. While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings. In addition, as an integral part of their examination process, the bank regulators periodically review the allowance for loan losses and may require the Company to increase the allowance based on their analysis of information available at the time of their examination.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans, net of unearned fees and discounts, by portfolio segment and based on impairment method:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
June 30, 2021:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,021	434	1	133	380	2,969
Total ending allowance balance	$2,021	$434	$1	$133	$380	$2,969

Loans:
Ending loan balance:
Individually evaluated for impairment	$4,728	$—	$20	$—	$—	$4,748
Collectively evaluated for impairment	1,277,129	19,159	7,711	9,093	—	1,313,092
Total ending loan balance	$1,281,857	$19,159	$7,731	$9,093	$—	$1,317,840

December 31, 2020:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	3,102	406	1	146	607	4,262
Total ending allowance balance	$3,102	$406	$1	$146	$607	$4,262

Loans:
Ending loan balance:
Individually evaluated for impairment	$4,947	$—	$23	$—	$—	$4,970
Collectively evaluated for impairment	1,367,576	19,024	9,353	10,334	—	1,406,287
Total ending loan balance	$1,372,523	$19,024	$9,376	$10,334	$—	$1,411,257

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

		Unpaid
	Recorded	Principal
(Dollars in thousands)	Investment	Balance
June 30, 2021:
With no related allowance recorded:
One- to four-family residential mortgages	$4,728	$5,266
Home equity loans and lines of credit	20	31
Total	$4,748	$5,297

December 31, 2020:
With no related allowance recorded:
One- to four-family residential mortgages	$4,947	$5,425
Home equity loans and lines of credit	23	32
Total	$4,970	$5,457

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
2021:
With no related allowance recorded:
One- to four-family residential mortgages	$4,746	$7	$4,777	$20
Home equity loans and lines of credit	21	—	21	—
Total	$4,767	$7	$4,798	$20

2020:
With no related allowance recorded:
One- to four-family residential mortgages	$1,321	$9	$1,334	$17
Home equity loans and lines of credit	25	—	25	—
Total	$1,346	$9	$1,359	$17

There were no loans individually evaluated for impairment with a related allowance for loan loss as of June 30, 2021 or December 31, 2020. Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they are written down to fair value at the time of impairment.

The Company had 11 nonaccrual loans with a book value of $4.2 million as of June 30, 2021 and 12 nonaccrual loans with a book value of $4.4 million as of December 31, 2020. The Company collected interest on nonaccrual loans of $64,000 and $26,000 during the six months ended June 30, 2021 and 2020, respectively, but due to accounting and regulatory requirements, the Company recorded the interest as a reduction of principal. The Company would have recognized additional interest income of $129,000 and $27,000 during the six months ended June 30, 2021 and 2020, respectively, had the loans been accruing interest. The Company did not have any loans 90 days or more past due and still accruing interest as of June 30, 2021 and December 31, 2020.

The table below presents the aging of loans and accrual status by class of loans, net of unearned fees and discounts. Loans with a formal loan payment deferral plan in place are not considered contractually past due or delinquent if the borrower is in compliance with the loan payment deferral plan.

								Loans
								90 Days
								or More
	30 - 59	60 - 89	90 Days or					Past Due
	Days Past	Days Past	More	Total Past	Loans Not	Total	Nonaccrual	and Still
(Dollars in thousands)	Due	Due	Past Due	Due	Past Due	Loans	Loans	Accruing
June 30, 2021:
One- to four-family residential mortgages	$690	$121	$99	$910	$1,274,187	$1,275,097	$4,170	$—
Multi-family residential mortgages	—	—	—	—	6,760	6,760	—	—
Construction, commercial and other mortgages	—	—	—	—	19,159	19,159	—	—
Home equity loans and lines of credit	—	—	—	—	7,731	7,731	20	—
Loans on deposit accounts	—	—	—	—	331	331	—	—
Consumer and other	1	—	—	1	8,761	8,762	—	—

Total	$691	$121	$99	$911	$1,316,929	$1,317,840	$4,190	$—

December 31, 2020:
One- to four-family residential mortgages	$376	$152	$240	$768	$1,364,527	$1,365,295	$4,382	$—
Multi-family residential mortgages	—	—	—	—	7,228	7,228	—	—
Construction, commercial and other mortgages	—	—	—	—	19,024	19,024	—	—
Home equity loans and lines of credit	—	23	—	23	9,353	9,376	23	—
Loans on deposit accounts	—	—	—	—	235	235	—	—
Consumer and other	1	—	—	1	10,098	10,099	—	—

Total	$377	$175	$240	$792	$1,410,465	$1,411,257	$4,405	$—

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

There were no loans modified in a troubled debt restructuring during the six months ended June 30, 2021 or 2020. There were no new troubled debt restructurings within the six months ended June 30, 2021 or 2020 that subsequently defaulted. Loan modifications under the CARES Act and the Interagency Statements issued by bank regulators in 2020 are discussed below.

The table below summarizes outstanding troubled debt restructurings by class of loans:

	Number of	Accrual	Number of	Nonaccrual
(Dollars in thousands)	Loans	Status	Loans	Status	Total
June 30, 2021:
One- to four-family residential mortgages	3	$558	2	$439	$997
Total	3	$558	2	$439	$997

December 31, 2020:
One- to four-family residential mortgages	3	$565	2	$467	$1,032
Total	3	$565	2	$467	$1,032

There were no delinquent troubled debt restructurings as of June 30, 2021 or December 31, 2020. Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers. At June 30, 2021, we had no commitments to lend any additional funds to these borrowers.

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

The Company has granted loan payment deferrals to borrowers who have been affected by the COVID-19 pandemic.  At June 30, 2021, the Company had outstanding loan payment deferrals on $104.7 million of loans, which represented 8.0% of total loans receivable.  Of these loans with payment deferrals, $100.3 million were one- to four-family residential mortgage loans and $4.4 million were non-residential mortgage loans, which represented 7.6% and 0.3% of total loans receivable, respectively. The loans on which the Company has granted loan payment deferrals are included in the ALLL calculation.  However, loans performing under a loan payment deferral agreement are not considered contractually past due and are excluded from the past due statistics above.

The ratio of the current loan balance to the current tax-assessed value of the property securing the mortgage loans in the payment deferral program averaged 56.2% at June 30, 2021.  At June 30, 2021, one- to four-family residential mortgage loans represented 97.1% of the Company’s total loan portfolio balance with a ratio of the current loan balance to the current tax assessed value of the property securing these loans averaging 45.7%.  All of the Company’s residential mortgage loans are secured by real estate in Hawaii.

As of June 30, 2021, of the $100.3 million total one- to four-family mortgage loans in the loan payment deferral program, $74.7 million, or 74.5%, had resumed making full principal and interest payments. The interest on these loans that accrued during the deferral period will be repaid over subsequent years. $23.0 million, or 22.9%, of the total mortgage loans in the loan payment deferral program were making interest-only payments. $2.1 million, or 2.1%, of the total mortgage loans in the loan payment deferral program continued to make escrow-only payments. $536,000, or 0.5%, of the total loans which have had their deferral period end and not resumed their loan payments.

As of June 30, 2021, $3.9 million of the $4.4 million commercial mortgage, commercial and industrial and home equity lines of credit in the loan payment deferral program had resumed making full principal and interest payments. A $478,000 home equity line of credit was making interest-only payments.

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

The Company had no real estate owned as of June 30, 2021 or December 31, 2020. There was a one- to four-family residential mortgage loan for $99,000 in the process of foreclosure at June 30, 2021. There were two one- to four-family residential mortgage loans totaling $251,000 in the process of foreclosure at December 31, 2020.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the six months ended June 30, 2021 and 2020, the Company sold mortgage loans held for sale with principal balances of $14.5 million and $12.3 million, respectively, and recognized gains of $446,000 and $289,000, respectively. The Company had two loans held for sale for $540,000 at June 30, 2021 and five loans held for sale totaling $2.2 million at December 31, 2020.

During the six months ended June 30, 2020, the Company securitized fixed-rate first mortgage loans with a book value of $9.4 million and received mortgage-backed securities with a fair market value of $9.8 million. The Company retained the servicing of these loans and recorded mortgage servicing assets with a fair market value of $78,000. A net gain of $377,000 was recognized on the transaction. There were no securitization transactions in the six months ended June 30, 2021.

The Company serviced loans for others with principal balances of $48.8 million at June 30, 2021 and $56.7 million at December 31, 2020. Of these amounts, $29.7 million and $35.5 million of loan balances relate to securitizations for which the Company continues to hold the related mortgage-backed securities at June 30, 2021 and December 31, 2020, respectively. The amount of contractually specified servicing fees earned for the six months ended June 30, 2021 and 2020 was $69,000 and $90,000, respectively. The amount of contractually specified servicing fees earned for the three months ended June 30, 2021 and 2020 was $33,000 and $46,000, respectively. The fees are reported in service and other fees in the Consolidated Statements of Income.

(7)      Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset. Securities sold under agreements to repurchase are summarized as follows:

	June 30, 2021		December 31, 2020
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
Over 3 year to 4 years	$10,000	1.81%	$5,000	1.88%
Over 4 year to 5 years	—	—	5,000	1.73%
Total	$10,000	1.81%	$10,000	1.81%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at June 30, 2021. The amount at risk is the greater of the carrying value or fair value over the repurchase liability and refers to the potential loss to the Company if the secured lender fails to return the security at the maturity date of the agreement. All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government-sponsored enterprises. The repurchase liability cannot exceed 90% of the fair value of securities pledged. In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$10,697	$11,290	$10,000	$1,290	42

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
June 30, 2021:
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

The components of net periodic benefit cost were as follows:

	SERP		SERP
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Net periodic benefit cost for the period:
Service cost	$3	$22	$5	$44
Interest cost	45	44	90	87
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized actuarial loss	—	—	—	—
Recognized curtailment loss	—	—	—	—
Net periodic benefit cost	$48	$66	$95	$131

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity. The shares committed to be released are considered outstanding for earnings per share computations. Compensation expense recognized for the three months ended June 30, 2021 and 2020 amounted to $315,000 and $302,000, respectively. Compensation expense recognized for the six months ended June 30, 2021 and 2020 amounted to $632,000 and $641,000, respectively.

Shares held by the ESOP trust were as follows:

	June 30,	December 31,
	2021	2020
Allocated shares	516,403	507,304
Unearned shares	366,997	391,464
Total ESOP shares	883,400	898,768
Fair value of unearned shares, in thousands	$9,531	$9,407

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits. For the three months ended June 30, 2021 and 2020 we accrued $35,000 and reversed $10,000, respectively, for the ESOP restoration plan. For the six months ended June 30, 2021 and 2020, we accrued $53,000 and $75,000, respectively, for the ESOP restoration plan.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Compensation expense	$92	$209	$205	$366
Income tax benefit	25	57	56	100

Shares of our common stock issued under the 2010 and 2019 Equity Incentive Plans shall be authorized shares. The maximum number of shares that will be awarded under the plans will be 1,862,637 shares.

Stock Options

The table below presents the stock option activity for the six months ended June 30, 2021 and 2020:

		Weighted		Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (years)	(in thousands)
Options outstanding at December 31, 2020	3,085	$23.62	1.67	$1
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at June 30, 2021	3,085	$23.62	1.17	$7

Options outstanding at December 31, 2019	116,409	$17.53	0.72	$1,562
Granted	—	—	—	—
Exercised	81,827	17.36	—	725
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at June 30, 2020	34,582	$17.92	0.35	$203

Options vested and exercisable at June 30, 2021	3,085	$23.62	1.17	$7

The following summarizes certain stock option activity of the Company:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Intrinsic value of stock options exercised	$—	$437	$—	$725
Proceeds received from stock options exercised	—	1,029	—	1,421
Tax benefits realized from stock options exercised	—	105	—	158
Total fair value of stock options that vested	—	—	—	—

As of June 30, 2021, the Company had no unrecognized compensation costs related to the stock option plans.

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

The table below presents the time-based restricted stock activity:

		Weighted
	Time-Based	Average Grant
	Restricted	Date Fair
	Stock	Value
Unvested at December 31, 2020	23,695	$24.24
Granted	10,849	26.67
Vested	11,336	25.81
Forfeited	—	—
Unvested at June 30, 2021	23,208	$24.61

Unvested at December 31, 2019	20,249	$28.78
Granted	13,444	21.05
Vested	9,998	29.16
Forfeited	—	—
Unvested at June 30, 2020	23,695	$24.24

During the six months ended June 30, 2021, the Company issued 10,849 shares of restricted stock to certain members of executive management under the 2019 Equity Incentive Plan. The fair value of the restricted stock is based on the value of the Company’s stock on the date of grant. Restricted stock will vest over three years from the date of the grant.

As of June 30, 2021, the Company had $490,000 of unrecognized compensation costs related to restricted stock.

The table below presents the performance-based restricted stock units (PRSUs) that will vest on a performance condition:

	Performance-
	Based Restricted
	Stock Units	Weighted
	Based on a	Average Grant
	Performance	Date Fair
	Condition	Value
Unvested at December 31, 2020	40,585	$25.83
Granted	13,016	26.67
Vested	7,473	30.73
Forfeited	4,545	30.73
Unvested at June 30, 2021	41,583	$24.68

Unvested at December 31, 2019	35,976	$29.16
Granted	16,129	21.05
Vested	7,680	29.53
Forfeited	3,840	29.53
Unvested at June 30, 2020	40,585	$25.83

During the six months ended June 30, 2021, the Company issued 13,016 PRSUs to certain members of executive management under the 2019 Equity Incentive Plan. These PRSUs will vest three years after they are granted after our Compensation Committee determines whether a performance condition that compares the Company’s return on average equity to the SNL Bank Index is achieved.  Depending on the Company’s performance, the actual number of these PRSUs that are issued at the end of the vesting period can vary between 0% to 150% of the target award.  For the PRSUs, an estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized.  This estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period.

The fair value of these PRSUs is based on the fair value of the Company’s stock on the date of grant. As of June 30, 2021, the Company had $391,000 of unrecognized compensation costs related to these PRSUs. Performance will be measured over a three-year performance period and will be cliff vested.

The table below presents the PRSUs that will vest on a market condition:

	Performance-
	Based Restricted	Monte Carlo
	Stock Units	Valuation of
	Based on a	the Company's
	Market Condition	Stock
Unvested at December 31, 2020	10,147	$24.69
Granted	3,254	25.94
Vested	1,628	28.32
Forfeited	1,377	28.32
Unvested at June 30, 2021	10,396	$24.03

Unvested at December 31, 2019	8,994	$25.74
Granted	4,032	22.16
Vested	1,197	24.44
Forfeited	1,682	22.44
Unvested at June 30, 2020	10,147	$24.69

During the six months ended June 30, 2021, the Company also issued 3,254 PRSUs to certain members of executive management under the 2019 Equity Incentive Plan.  These PRSUs will vest three years after they are granted after our Compensation Committee determines whether a market condition that compares the Company’s total stock return to the SNL Bank Index is achieved.  The number of shares that will be expensed will not be adjusted for performance.  The fair value of these PRSUs is based on a Monte Carlo valuation of the Company’s stock on the date of grant. The assumptions which were used in the Monte Carlo valuation of the PRSUs are:

Grant date: April 5, 2021

Performance period: January 1, 2021 to December 31, 2023

2.74 year risk-free rate on grant date: 0.32%

December 31, 2020 closing price: $24.03

Closing stock price on the date of grant: $26.77

Annualized volatility (based on 2.74 year historical volatility as of the grant date): 38.5%

As of June 30, 2021, the Company had $99,000 of unrecognized compensation costs related to the PRSUs that are based on a market condition. Performance will be measured over a three-year performance period and will be cliff vested.

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

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Net income	$4,058	$4,291	$9,071	$8,764
Income allocated to participating securities	(21)	(37)	(24)	(48)
Net income available to common shareholders	$4,037	$4,254	$9,047	$8,716

Weighted-average number of shares used in:
Basic earnings per share	9,117,467	9,092,287	9,124,086	9,164,877
Dilutive common stock equivalents:
Stock options and restricted stock units	44,881	46,848	41,917	63,544
Diluted earnings per share	9,162,348	9,139,135	9,166,003	9,228,421

Net income per common share, basic	$0.44	$0.47	$0.99	$0.95
Net income per common share, diluted	$0.44	$0.47	$0.99	$0.94

(13)    Other Comprehensive Income and Loss

The table below presents the changes in the components of accumulated other comprehensive income and loss, net of taxes:

	Unfunded	Unrealized
	Pension	(Gain)/Loss on
(Dollars in thousands)	Liability	Securities	Total
Three months ended June 30, 2021
Balances at beginning of period	$8,967	$(190)	$8,777
Amounts reclassified from other comprehensive income, net of taxes	—	190	190
Net current period other comprehensive loss	—	190	190
Balances at end of period	$8,967	$—	$8,967

Three months ended June 30, 2020
Balances at beginning of period	$8,178	$(408)	$7,770
Other comprehensive income, net of taxes	—	(19)	(19)
Amounts reclassified from other comprehensive income, net of taxes	—	112	112
Net current period other comprehensive loss	—	93	93
Balances at end of period	$8,178	$(315)	$7,863

Six months ended June 30, 2021
Balances at beginning of period	$8,967	$(276)	$8,691
Other comprehensive loss, net of taxes	—	3	3
Amounts reclassified from other comprehensive income, net of taxes	—	273	273
Net current period other comprehensive loss	—	276	276
Balances at end of period	$8,967	$—	$8,967

Six months ended June 30, 2020
Balances at beginning of period	$8,178	$(510)	$7,668
Other comprehensive income, net of taxes	—	(26)	(26)
Amounts reclassified from other comprehensive income, net of taxes	—	221	221
Net current period other comprehensive loss	—	195	195
Balances at end of period	$8,178	$(315)	$7,863

The table below presents the tax effect on each component of accumulated other comprehensive income and loss:

	Three Months Ended June 30,
	2021			2020
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unrealized (gain) loss on securities	$—	$—	$—	$(26)	$7	$(19)
Amount reclassified from other comprehensive income	260	(70)	190	153	(41)	112
Total	$260	$(70)	$190	$127	$(34)	$93

	Six Months Ended June 30,
	2021			2020
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unrealized loss (gain) on securities	$4	$(1)	$3	$(35)	$9	$(26)
Amount reclassified from other comprehensive income	373	(100)	273	301	(80)	221
Total	$377	$(101)	$276	$266	$(71)	$195

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

Revenue from contracts with customers is reported in service and other fees in other noninterest income in the consolidated statements of income. The table below reconciles the revenue from contracts with customers and other revenue reported in those line items:

	Service and
(Dollars in thousands)	Other Fees	Other	Total
Three months ended June 30, 2021
Revenue from contracts with customers	$499	$42	$541
Other revenue	31	28	59
Total	$530	$70	$600

Three months ended June 30, 2020
Revenue from contracts with customers	$519	$20	$539
Other revenue	16	27	43
Total	$535	$47	$582

Six months ended June 30, 2021
Revenue from contracts with customers	$1,456	$124	$1,580
Other revenue	69	56	125
Total	$1,525	$180	$1,705

Six months ended June 30, 2020
Revenue from contracts with customers	$924	$53	$977
Other revenue	64	55	119
Total	$988	$108	$1,096

(15)    Leases

The table below presents lease costs and other information for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Lease Costs:
Operating lease costs	$853	$816	$1,709	$1,631
Short-term lease costs	11	6	17	12
Variable lease costs	39	36	82	77
Total lease costs	$903	$858	$1,808	$1,720

Cash paid for amounts included in measurement of lease liabilities	$839	$804	$1,684	$1,606
ROU assets obtained in exchange for new operating lease liabilities	$403	$18	$2,841	$1,786

At June 30, 2021, future minimum rental commitments under noncancellable operating leases are as follows:

(Dollars in thousands)
2021	$1,562
2022	2,951
2023	2,600
2024	2,349
2025	1,661
Thereafter	4,224
Total	15,347
Less present value discount	914
Present value of leases	$14,433

The table below presents other lease related information:

	June 30,	June 30,
	2021	2020
Weighted-average remaining lease term (years)	6.15	5.64
Weighted-average discount rate	2.16%	2.75%

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2021
Assets
Cash and cash equivalents	$117,578	$117,578	$117,578	$—	$—
Investment securities held to maturity	609,074	615,721	—	615,721	—
Loans held for sale	540	543	—	543	—
Loans receivable, net	1,314,871	1,353,738	—	—	1,353,738
FHLB stock	8,173	8,173	—	8,173	—
FRB stock	3,152	3,152	—	3,152	—
Accrued interest receivable	6,345	6,345	22	1,118	5,205
Interest rate contracts	20	20	—	20	—

Liabilities
Deposits	1,678,694	1,680,425	—	1,411,296	269,129
Advances from the Federal Home Loan Bank	141,000	143,878	—	143,878	—
Securities sold under agreements to repurchase	10,000	10,314	—	10,314	—
Accrued interest payable	50	50	—	45	5
Interest rate contracts	20	20	—	20	—

December 31, 2020
Assets
Cash and cash equivalents	$363,543	$363,543	$363,543	$—	$—
Investment securities available for sale	3,562	3,562	—	3,562	—
Investment securities held to maturity	247,642	262,841	—	262,841	—
Loans held for sale	2,195	2,274	—	2,274	—
Loans receivable, net	1,406,995	1,433,489	—	—	1,433,489
FHLB stock	8,144	8,144	—	8,144	—
FRB stock	3,145	3,145	—	3,145	—
Accrued interest receivable	6,515	6,515	16	627	5,872
Interest rate contracts	38	38	—	38	—

Liabilities
Deposits	1,659,800	1,663,226	—	1,338,022	325,204
Advances from the Federal Home Loan Bank	141,000	145,441	—	145,441	—
Securities sold under agreements to repurchase	10,000	10,466	—	10,466	—
Accrued interest payable	35	35	—	33	2
Interest rate contracts	38	38	—	38	—

At June 30, 2021 and December 31, 2020, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2021
Interest rate contracts — assets	$—	$20	$—	$20
Interest rate contracts — liabilities	—	(20)	—	(20)

December 31, 2020
Interest rate contracts — assets	$—	$38	$—	$38
Interest rate contracts — liabilities	—	(38)	—	(38)
Investment securities available for sale	—	3,562	—	3,562

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of December 31, 2020 and the related losses for the year ended December 31, 2020. There were no assets measured at fair value on a nonrecurring basis as of June 30, 2021. There were no liabilities measured at fair value on a nonrecurring basis as of June 30, 2021 and December 31, 2020.

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

(17)    Subsequent Events

On July 29, 2021, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.23 per share of common stock. The dividend is expected to be paid on August 26, 2021 to stockholders of record as of August 12, 2021.

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

In addition, given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and how the economy will continue to be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;
●	if the economy is unable to remain open, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond loan deferral periods, which will adversely affect our net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●	as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
●	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
●	our cyber security risks are increased as the result of an increase in the number of employees working remotely;
●	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 pandemic could have an adverse effect on us;

●	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs; and
●	employees may have difficulty performing work if COVID-19 infections occur.

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

We have continued our focus on originating one- to four-family residential real estate loans. Our emphasis on conservative loan underwriting has resulted in continued low levels of nonperforming assets. Our nonperforming assets, which can include nonaccrual loans and real estate owned, totaled $4.2 million or 0.20% of total assets at June 30, 2021 compared to $4.4 million, or 0.21% of total assets at December 31, 2020. We recorded a $1.3 million reversal of loan loss provisions for the six months ended June 30, 2021 and $1.6 million of loan loss provisions for the six months ended June 30, 2020. The reversal of loan loss provisions occurred primarily due to decreases in the amount of loans in our loan payment deferral program, Hawaii’s unemployment rate and the size of our loan portfolio. The loan payment deferral program was created to assist borrowers who were experiencing financial hardship due to the COVID-19 pandemic.

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

We sold fixed-rate mortgage loans held for sale with principal balances of $14.5 million and $12.3 million during the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2020, we also securitized fixed-rate first mortgage loans with a book value of $9.4 million and received mortgage-backed securities with a fair market value of $9.8 million. Federal Home Loan Bank advances remained constant at $141.0 million for the six months ended June 30, 2021 and decreased by $15.0 million for the six months ended June 30, 2020. Securities sold under agreements to repurchase remained constant at $10.0 million for the six months ended June 30, 2021 and 2020.

Our investments in mortgage-backed securities have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. These entities guarantee the payment of principal and interest on our mortgage-backed securities. As of June 30, 2021 and December 31, 2020, we owned $609.1 million and $251.2 million, respectively, of mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

Assets. Our total assets increased by $21.3 million, or 1.0%, to $2.1 billion at June 30, 2021. The increase in assets was primarily due to a $357.9 million increase in investment securities, which was partially offset by a $246.0 million decrease in cash and cash equivalents and a $93.8 million decrease in total loans.

Cash and Cash Equivalents. Cash and cash equivalents were $117.6 million at June 30, 2021, a decrease of $246.0 million since December 31, 2020. The decrease in cash and cash equivalents was primarily caused by a $357.9 million increase in investment securities, which was partially offset by a $93.8 million decrease in total loans and an $18.9 million increase in deposits.

Loans. Total loans, including $540,000 of loans held for sale, were $1.3 billion at June 30, 2021, or 61.7% of total assets. During the six months ended June 30, 2021, the loan portfolio, including loans held for sale, decreased by $93.8 million, or 6.7%. The decrease in the loan portfolio primarily occurred as principal repayments and loan sales exceeded the origination of new loans.

Securities. At June 30, 2021, our securities portfolio totaled $609.1 million, or 28.6% of total assets. During the six months ended June 30, 2021, the securities portfolio increased by $357.9 million. The increase in the securities balance occurred as purchases exceeded the principal repayments and sales of securities. Mortgage-backed securities were purchased during the year to offset the decrease in interest income that occurred because of the decrease in our loan portfolio.

At June 30, 2021, none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans.

Deposits. Deposits were $1.7 billion at June 30, 2021, an increase of $18.9 million, or 1.1%, since December 31, 2020. The growth in deposits was primarily due to increases of $52.9 million in savings accounts and $21.2 million in checking accounts. These increases were partially offset by a $54.4 million decrease in certificates of deposit during the six months ended June 30, 2021.

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank and funds borrowed under securities sold under agreements to repurchase. During the six months ending June 30, 2021 total borrowings remained constant at $151.0 million.

Stockholders’ Equity. Total stockholders’ equity was $251.2 million at June 30, 2021, an increase of $2.5 million, or 1.0%, since December 31, 2020. The increase in stockholders’ equity occurred primarily due to net income of $9.1 million, which was partially offset by the declaration of $4.2 million of dividends and the repurchase of $2.9 million of common stock.

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

	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,285,523	$11,663	3.63%	$1,505,018	$14,549	3.87%
Multi-family residential	6,569	76	4.63	9,179	105	4.58
Construction, commercial and other	18,478	207	4.48	21,916	249	4.54
Home equity loans and lines of credit	8,191	101	4.93	10,147	199	7.84
Other loans	9,342	87	3.73	10,685	123	4.60
Total loans	1,328,103	12,134	3.65	1,556,945	15,225	3.91
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	409,098	2,394	2.34	353,756	2,610	2.95
Total securities	409,098	2,394	2.34	353,756	2,610	2.95
Other	322,111	228	0.28	98,118	170	0.69
Total interest-earning assets	2,059,312	14,756	2.87	2,008,819	18,005	3.59
Non-interest-earning assets	86,203			79,414
Total assets	$2,145,515			$2,088,233

Interest-bearing liabilities:
Savings accounts	$1,059,267	284	0.11%	$921,981	535	0.23%
Certificates of deposit	283,556	790	1.11	437,301	1,811	1.66
Money market accounts	5,118	2	0.16	4,820	6	0.50
Checking and Super NOW accounts	272,516	14	0.02	219,458	12	0.02
Total interest-bearing deposits	1,620,457	1,090	0.27	1,583,560	2,364	0.60
Federal Home Loan Bank advances	141,000	537	1.52	143,198	829	2.32
Securities sold under agreements to repurchase	10,000	45	1.80	10,000	46	1.84
Total interest-bearing liabilities	1,771,457	1,672	0.38	1,736,758	3,239	0.75
Non-interest-bearing liabilities	120,798			106,549
Total liabilities	1,892,255			1,843,307
Stockholders’ equity	253,260			244,926
Total liabilities and stockholders’ equity	$2,145,515			$2,088,233

Net interest income		$13,084			$14,766
Net interest rate spread (3)			2.49%			2.84%
Net interest-earning assets (4)	$287,855			$272,061
Net interest margin (5)			2.54%			2.94%
Interest-earning assets to interest-bearing liabilities	116.25%			115.66%
(1)	Annualized.
(2)	Average balance includes loans or investments available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2021			2020
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,311,098	$24,229	3.70%	$1,515,020	$29,359	3.88%
Multi-family residential	6,747	156	4.62	9,476	217	4.58
Construction, commercial and other	18,279	406	4.44	22,434	520	4.64
Home equity loans and lines of credit	8,469	208	4.91	10,149	342	6.74
Other loans	9,480	184	3.88	10,189	244	4.79
Total loans	1,354,073	25,183	3.72	1,567,268	30,682	3.92
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	342,637	4,219	2.46	360,217	5,390	2.99
Total securities	342,637	4,219	2.46	360,217	5,390	2.99
Other	346,156	459	0.27	89,656	514	1.15
Total interest-earning assets	2,042,866	29,861	2.92	2,017,141	36,586	3.63
Non-interest-earning assets	85,327			78,645
Total assets	$2,128,193			$2,095,786

Interest-bearing liabilities:
Savings accounts	$1,044,220	638	0.12%	$914,292	1,512	0.33%
Certificates of deposit	291,941	1,736	1.19	457,198	3,942	1.72
Money market accounts	6,448	6	0.19	4,789	11	0.46
Checking and Super NOW accounts	262,478	27	0.02	210,183	23	0.02
Total interest-bearing deposits	1,605,087	2,407	0.30	1,586,462	5,488	0.69
Federal Home Loan Bank advances	141,000	1,073	1.52	149,599	1,724	2.30
Securities sold under agreements to repurchase	10,000	91	1.82	10,000	91	1.82
Total interest-bearing liabilities	1,756,087	3,571	0.41	1,746,061	7,303	0.84
Non-interest-bearing liabilities	119,636			104,066
Total liabilities	1,875,723			1,850,127
Stockholders’ equity	252,470			245,659
Total liabilities and stockholders’ equity	$2,128,193			$2,095,786

Net interest income		$26,290			$29,283
Net interest rate spread (3)			2.51%			2.79%
Net interest-earning assets (4)	$286,779			$271,080
Net interest margin (5)			2.57%			2.90%
Interest-earning assets to interest-bearing liabilities	116.33%			115.53%
(1)	Annualized.
(2)	Average balance includes loans or investments available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2021 and 2020

General. Net income decreased by $233,000 or 5.4%, to $4.1 million for the three months ended June 30, 2021 from $4.3 million for the three months ended June 30, 2020. The decrease in net income was primarily due to a $1.7 million decrease in net interest income and a $641,000 increase in non-interest expense. These decreases to net income was partially offset by a $1.8 million decrease in loan loss provisions and a $266,000 increase in non-interest income.

Net Interest Income. Net interest income decreased by $1.7 million, or 11.4%, to $13.1 million for the three months ended June 30, 2021 from $14.8 million for the three months ended June 30, 2020. Interest income decreased by $3.2 million, or 18.0%, primarily due to a 72 basis point decrease in the average yield on average interest-earning assets, which was partially offset by a $50.5 million increase in the average balance of interest-earning assets. Interest expense decreased by $1.6 million, or 48.4%, due to a 37 basis point decrease in the cost of average interest-bearing liabilities, which was partially offset by a $34.7 million increase in the average balance of interest-bearing liabilities. The interest rate spread and net interest margin were 2.49% and 2.54%, respectively, for the three months ended June 30, 2021, compared to 2.84% and 2.94%, respectively, for the three months ended June 30, 2020. The decrease in the interest rate spread and in the net interest margin are attributable to a 72 basis point decrease in the yield of average interest-bearing assets that was partially offset by a 37 basis point decrease in the cost of average interest-earning liabilities.

Interest Income. Interest income decreased by $3.2 million, or 18.0%, to $14.8 million for the three months ended June 30, 2021 from $18.0 million for the three months ended June 30, 2020. Interest income on loans decreased by $3.1 million, or 20.3%, to $12.1 million for the three months ended June 30, 2021 from $15.2 million for the three months ended June 30, 2020. The decrease in interest income on loans occurred because of a $228.8 million, or 14.7%, decrease in the average balance of loans and a 26 basis point decrease in the average loan yield. The decrease in the average balance of loans occurred as loan repayments and loan sales exceeded new loan originations. The decrease in the average loan yield occurred as higher yielding loans were paid off and new loans with lower interest rates were added to the loan portfolio. Interest income on securities decreased by $216,000, or 8.3%, to $2.4 million for the three months ended June 30, 2021 from $2.6 million for the three months ended June 30, 2020. The decrease in interest income on securities occurred because of a 61 basis point decline in the average securities yield, which occurred as higher yielding securities were paid off or sold and securities with lower interest rates were purchased. The average balance of securities increased by $55.3 million, or 15.6%, to $409.1 million for the three months ended June 30, 2021 from $353.8 million for the three months ended June 30, 2020. The increase in the average balance of securities occurred as purchases exceeded the principal repayments and sales of securities.

Interest Expense. Interest expense decreased by $1.6 million, or 48.4%, to $1.7 million for the three months ended June 30, 2021 from $3.2 million for the three months ended June 30, 2020. The decrease in interest expense occurred because interest expense on interest-bearing deposits decreased by $1.3 million, or 53.9%, to $1.1 million for the three months ended June 30, 2021 from $2.4 million for the three months ended June 30, 2020. The decrease in interest expense on interest-bearing deposits was due to a 33 basis point decrease in the average rate on interest-bearing deposits, which was partially offset by a $36.9 million, or 2.3%, increase in the average interest-bearing deposit balance. The average rate paid on interest-bearing deposits decreased to 0.27% for the three months ended June 30, 2021 compared to 0.60% for the three months ended June 30, 2020. The decrease in the average rate paid on interest-bearing deposits was primarily due to lower interest rates offered on savings accounts and certificates of deposit. The average rate paid on savings accounts decreased to 0.11% for the three months ended June 30, 2021 from 0.23% for the three months ended June 30, 2020. The average rate paid on certificates of deposit decreased to 1.11% for the three months ended June 30, 2021 from 1.66% for the three months ended June 30, 2020. Interest expense on FHLB advances decreased by $292,000 or 35.2% to $537,000 for the three months ended June 30, 2021 from $829,000 for the three months ended June 30, 2020. The decrease in interest expense on FHLB advances occurred because of an 80 basis point decrease in the average cost of advances, which was augmented by a $2.2 million decrease in the average FHLB advance balance. The decrease in the average cost of advances occurred as we restructured $102.0 million of FHLB advances at lower interest rates. The decrease in FHLB advance balance occurred as maturing advances were paid off.

Provision for Loan Losses. We recorded a $372,000 reversal of loan loss provisions for the three months ended June 30, 2021 and $1.4 million of loan loss provisions for the three months ended June 30, 2020. The reversal of loan loss provisions occurred primarily due to decreases in the amount of loans in our loan payment deferral program,

Hawaii’s unemployment rate and the size of our loan portfolio. The loan payment deferral program was created to assist borrowers who were experiencing financial hardship due to the COVID-19 pandemic. The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.23% at June 30, 2021 and 0.28% at June 30, 2020. Nonaccrual loans totaled $4.2 million at June 30, 2021, or 0.32% of total loans at that date, compared to $763,000 of nonaccrual loans at June 30, 2020, or 0.05% of total loans at that date. Nonaccrual loans as of June 30, 2021 and 2020 consisted primarily of one- to four-family residential real estate loans. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2021 and 2020. For additional information see Note (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income. The following table summarizes changes in noninterest income between the three months ended June 30, 2021 and 2020.

	Three Months Ended
	June 30,		Change
	2021	2020	$ Change	% Change

		(Dollars in thousands)
Service and other fees	$530	$535	$(5)	(0.9)%
Income on bank-owned life insurance	190	201	(11)	(5.5)%
Gain on sale of investment securities	911	419	492	117.4%
Gain on sale of loans	26	259	(233)	(90.0)%
Other	70	47	23	48.9%
Total	$1,727	$1,461	$266	18.2%

Noninterest income increased by $266,000 for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. During the three months ended June 30, 2021, we sold $10.1 million of held-to-maturity mortgage-backed securities and $2.0 million of available-for-sale mortgage-backed securities and recorded gains of $678,000 and $233,000, respectively. During the three months ended June 30, 2020, we sold $3.6 million of held-to-maturity mortgage-backed securities and $1.6 million of available-for-sale mortgage-backed securities and recorded gains of $279,000 and $140,000, respectively. During the three months ended June 30, 2021 and 2020, we sold $2.3 million and $9.6 million of mortgage loans held for sale and recognized gains of $26,000 and $259,000, respectively.

Noninterest Expense. The following table summarizes changes in noninterest expense between the three months ended June 30, 2021 and 2020.

	Three Months Ended
	June 30,		Change
	2021	2020	$ Change	% Change

		(Dollars in thousands)
Salaries and employee benefits	$5,560	$5,264	$296	5.6%
Occupancy	1,572	1,626	(54)	(3.3)%
Equipment	1,064	1,164	(100)	(8.6)%
Federal deposit insurance premiums	142	74	68	91.9%
Other general and administrative expenses	1,274	843	431	51.1%
Total	$9,612	$8,971	$641	7.1%

Noninterest expense increased by $641,000 for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase in other general and administrative expenses was primarily due to increases in accounting and auditing expenses and legal expenses. The increase in salaries and employee benefits was primarily due to an increase in compensation expense, health insurance, commissions and payroll taxes and a decrease in the deferred salary expense for originating new loans. As new loans are originated, salary expense is reduced due to the capitalization of the cost of new loans. The deferred salary expense for originating new loans decreased due to a decrease in the cost deferred for each loan originated that was partially offset by an increase in the number of loans closed. These increases to salaries and employee benefits was partially offset by a decrease in the expense for our equity incentive plan and a decrease in loan agent commissions. The decrease in equipment expense was primarily due to a decrease in service bureau expense.

Income Tax Expense. Income taxes were $1.5 million for the three months ended June 30, 2021, reflecting an effective tax rate of 27.2%, compared to $1.6 million for the three months ended June 30, 2020, reflecting an effective tax rate of 26.8%.

Comparison of Operating Results for the Six Months Ended June 30, 2021 and 2020

General. Net income increased by $307,000, or 3.5%, from $8.8 million for the six months ended June 30, 2020 to $9.1 million for the six months ended June 30, 2021. The increase in net income was due to a $2.9 million decrease in loan loss provisions and a $1.2 million increase in non-interest income. These increases to net income were partially offset by a $3.0 million decrease in net interest income, a $657,000 increase to non-interest expense and a $144,000 increase in income tax expense.

Net Interest Income. Net interest income decreased by $3.0 million, or 10.2%, to $26.3 million for the six months ended June 30, 2021 from $29.3 million for the six months ended June 30, 2020. Interest income decreased by $6.7 million, or 18.4%, due to a 71 basis point decrease in the average yield of interest-earning assets, which was partially offset by a $25.7 million increase in the average balance of interest-earning assets. Interest expense decreased by $3.7 million, or 51.1%, due to a 43 basis point decrease in the cost of average interest-bearing liabilities, which was partially offset by a $10.0 million increase in the average balance of interest-bearing liabilities. The interest rate spread and net interest margin were 2.51% and 2.57% respectively, for the six months ended June 30, 2021, compared to 2.79% and 2.90%, respectively, for the six months ended June 30, 2020. The decreases in the interest rate spread and in the net interest margin are attributable to the 71 basis point decrease in the yield on average interest-bearing assets that was partially offset by the 43 basis point decrease in the cost of average interest-earning liabilities.

Interest Income. Interest income decreased by $6.7 million, or 18.4%, to $29.9 million for the six months ended June 30, 2021 from $36.6 million for the six months ended June 30, 2020. Interest income on loans decreased by $5.5 million, or 17.9%, to $25.2 million for the six months ended June 30, 2021 from $30.7 million for the six months ended June 30, 2020. The decrease in interest income on loans occurred because the average balance of loans decreased by $213.2 million, or 13.6%, and the average loan yield decreased by 20 basis points. The decrease in the average balance of loans occurred as loan repayments and loan sales exceeded new loan originations. The decrease in the average loan yield occurred as higher yielding loans were paid off and new loans with lower interest rates were added to the loan portfolio. Interest income on securities decreased by $1.2 million, or 21.7%, to $4.2 million for the six months ended June 30, 2021 from $5.4 million for the six months ended June 30, 2020. The decrease in interest income on securities occurred primarily because the average balance of securities decreased by $17.6 million, or 4.9%, as security repayments and sales exceeded security purchases. The decrease in interest income on securities was augmented by a 53 basis point decrease in the average yield on securities, which occurred as higher yielding securities were paid off or sold and securities with lower interest rates were purchased.

Interest Expense. Interest expense decreased by $3.7 million, or 51.1%, to $3.6 million for the six months ended June 30, 2021 from $7.3 million for the six months ended June 30, 2020. Interest expense on interest-bearing deposits decreased by $3.1 million, or 56.1%, from $5.5 million for the six months ended June 30, 2020 to $2.4 million for the six months ended June 30, 2021. The decrease in interest expense on interest-bearing deposits was primarily due to a 39 basis point decrease in the average rate paid on interest-bearing deposits. The decrease in the average rate paid on interest bearing deposits was primarily due to lower interest rates offered on certificates of deposit and savings accounts. During the six months ended June 30, 2021, the average rate paid on certificates of deposit decreased by 53 basis points as average rates dropped from 1.72% to 1.19% as higher rate certificates of deposit matured. The average rate paid on savings accounts decreased by 21 basis points as average rates dropped from 0.33% to 0.12%. The decrease in the average rates on certificates of deposit and savings accounts occurred because of a decline in market interest rates. Interest expense on FHLB advances decreased by $651,000, or 37.8%, from $1.7 million for the six months ended June 30, 2020 to $1.1 million for the six months ended June 30, 2021. The decrease in interest expense on FHLB advances was primarily due to a 78 basis point decrease in the average rate paid and an $8.6 million decrease in the average balance on FHLB advances. The decrease in the average rate paid on FHLB advances was primarily due to restructuring $102.0 million of FHLB advances at lower interest rates.

Provision for Loan Losses. We recorded a $1.3 million reversal of loan loss provisions for the six months ended June 30, 2021 and $1.6 million of loan loss provisions for the six months ended June 30, 2020. The reversal of loan loss provisions occurred primarily due to decreases in the amount of loans in our loan payment deferral program, Hawaii’s unemployment rate and the size of our loan portfolio. The loan payment deferral program was created to assist borrowers who were experiencing financial hardship due to the COVID-19 pandemic. The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.23% and 0.28% at June 30, 2021 and 2020, respectively. Nonaccrual loans totaled $4.2 million at June 30, 2021, or 0.32% of total loans at that date, compared to $763,000 of nonaccrual loans at June 30, 2020, or 0.05% of total loans at that date. Nonaccrual loans as of June 30, 2021 and 2020 consisted primarily of one- to four-family residential real estate loans. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2021 and 2020. For additional information see Note (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income. The following table summarizes changes in noninterest income between the six months ended June 30, 2021 and 2020.

	Six Months Ended
	June 30,		Change
	2021	2020	$ Change	% Change

		(Dollars in thousands)
Service and other fees	$1,525	$988	$537	54.4%
Income on bank-owned life insurance	378	403	(25)	(6.2)%
Gain on sale of investment securities	1,437	597	840	140.7%
Gain on sale of loans	446	666	(220)	(33.0)%
Other	180	108	72	66.7%
Total	$3,966	$2,762	$1,204	43.6%

Noninterest income increased by $1.2 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. During the six months ended June 30, 2021, we sold $14.9 million of held-to-maturity mortgage-backed securities and $3.0 million of available-for-sale mortgage-backed securities and recognized gains of $1.1 million and $339,000, respectively. During the six months ended June 30, 2020, we sold $4.4 million of held-to-maturity mortgage-backed securities and $3.4 million of available-for-sale mortgage-backed securities and recorded gains of $307,000 and $290,000, respectively. The sale of the held-to-maturity mortgage-backed securities, for which we had already collected a substantial portion of the outstanding purchased principal (at least 85%), were in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and do not taint management’s assertion of its intent to hold the remaining securities in the held-to-maturity portfolio to maturity. Service and other fees increased due to an increase in fees earned for referring mortgage loans to other financial institutions and mortgage brokers. During the six months ended June 30, 2021 and 2020, the Company sold mortgage loans held for sale with principal balances of $14.5 million and $12.3 million, respectively, and recognized gains of $446,000 and $289,000, respectively. During the six months ended June 30, 2020, the Company securitized fixed-rate first mortgage loans with a book value of $9.4 million and received mortgage-backed securities with a fair market value of $9.8 million. The Company retained the servicing of these loans and recorded mortgage servicing assets with a fair market value of $78,000. A net gain of $377,000 was recognized on the transaction. There were no securitization transactions during the six months ended June 30, 2021.

Noninterest Expense. The following table summarizes changes in noninterest expense between the six months ended June 30, 2021 and 2020.

	Six Months Ended
	June 30,		Change
	2021	2020	$ Change	% Change

		(Dollars in thousands)
Salaries and employee benefits	$11,083	$10,948	$135	1.2%
Occupancy	3,219	3,271	(52)	(1.6)%
Equipment	2,194	2,284	(90)	(3.9)%
Federal deposit insurance premiums	283	74	209	282.4%
Other general and administrative expenses	2,387	1,932	455	23.6%
Total	$19,166	$18,509	$657	3.5%

Noninterest expense increased by $657,000 for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in other general and administrative expenses was primarily due to increases in accounting and auditing expenses and legal expenses. The increase in federal deposit insurance premiums occurred as we received credits in the six months ended June 30, 2020 because the FDIC insurance fund was overcapitalized. The increase in salaries and employee benefits was primarily due to an increases in compensation expense, health insurance and payroll taxes. These increases to salaries and employee benefits was partially offset by a decrease in the expense for our equity incentive plan and an increase in the deferred salary expense for originating new loans. As new loans are originated, salary expense is reduced due to the capitalization of the cost of new loans. The deferred salary expense for originating new loans increased due to an increase in the number of loans closed that was partially offset by a decrease in the cost deferred for each loan originated. The decrease in equipment expense was primarily due to a decrease in service bureau expense.

Income Tax Expense. Income taxes were $3.3 million for the six months ended June 30, 2021, reflecting an effective tax rate of 26.7%, compared to $3.2 million for the six months ended June 30, 2020, reflecting an effective tax rate of 26.5%.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan and security repayments, advances from the Federal Home Loan Bank, proceeds from securities sold under agreements to repurchase and proceeds from loan and security sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition. We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Chief Financial Officer and our Vice President and Senior Treasury Analyst, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2021.

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

Our most liquid asset is cash. The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2021, our cash and cash equivalents totaled $117.6 million. On that date, we had $10.0 million in securities sold under agreements to repurchase outstanding and $141.0 million of Federal Home Loan Bank advances outstanding with the ability to borrow an additional $821.8 million under Federal Home Loan Bank advances. We have securities with a market value of $9.2 million pledged to the Federal Reserve Bank and have the ability to borrow up to $8.6 million using these securities as collateral.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2021, we had $17.8 million in loan commitments outstanding for fixed-rate loans and had $17.5 million in unused lines of credit to borrowers. Certificates of deposit due within one year at June 30, 2021 totaled $205.5 million, or 12.2% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and security sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2022. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the six months ended June 30, 2021 and 2020 we originated $176.7 million and $118.2 million of loans, respectively. During the six months ended June 30, 2021 we purchased securities with a principal balance totaling $431.7 million. In the six months ended June 30, 2020 we did not purchase any investment securities.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances, securities sold under agreements to repurchase, stock repurchases and dividend payments. We experienced a net increase in deposits of $18.9 million and $13.4 million for the six months ended June 30, 2021 and 2020, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provide an additional source of funds. FHLB advances were $141.0 million at June 30, 2021 and December 31, 2020. We had the ability to borrow up to an additional $821.8 million and $807.2 million from the FHLB as of June 30, 2021 and December 31, 2020, respectively. We also utilize securities sold under agreements to repurchase as another borrowing source. Securities sold under agreements to repurchase were $10.0 million at June 30, 2021 and December 31, 2020.

Territorial Bancorp Inc. is a separate legal entity from Territorial Savings Bank and must provide for its own liquidity to pay dividends, repurchase shares of its common stock and for other corporate purposes. Territorial Bancorp Inc.’s primary source of liquidity is dividend payments from Territorial Savings Bank. The ability of Territorial Savings Bank to pay dividends to Territorial Bancorp Inc. is subject to regulatory requirements. At June 30, 2021, Territorial Bancorp Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $10.2 million.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Territorial Bancorp Inc. is not subject to regulatory capital requirements because its total assets are less than $3.0 billion. At June 30, 2021, Territorial Savings Bank exceeded all of its regulatory capital requirements and is considered to be “well capitalized” under regulatory guidelines.

The tables below present the fully-phased in capital required to be considered “well-capitalized” and meet the regulatory capital conservation buffer requirement as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for Territorial Savings Bank and the Company at June 30, 2021 and December 31, 2020:

(Dollars in thousands)	Required Ratio	Actual Amount	Actual Ratio
June 30, 2021:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$249,084	11.63%
Territorial Bancorp Inc.		$260,212	12.15%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$249,084	27.83%
Territorial Bancorp Inc.		$260,212	29.06%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$249,084	27.83%
Territorial Bancorp Inc.		$260,212	29.06%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$252,116	28.17%
Territorial Bancorp Inc.		$263,244	29.40%

December 31, 2020:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$239,256	11.38%
Territorial Bancorp Inc.		$257,399	12.24%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$239,256	27.49%
Territorial Bancorp Inc.		$257,399	29.57%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$239,256	27.49%
Territorial Bancorp Inc.		$257,399	29.57%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$243,608	27.99%
Territorial Bancorp Inc.		$261,751	30.07%
(1)	The required Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios are based on the fully-phased in capital ratios in the Basel III capital regulations plus the 2.50% capital conservation buffer that became effective on January 1, 2019.

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

At June 30, 2021 and December 31, 2020, the Bank’s capital ratios exceeded the minimum capital thresholds for a “well-capitalized” institution. There are no conditions or events that have changed the institution’s category under the capital guidelines.

Depending on the amount of dividends to be paid, the Bank is required to either notify or make application to the Federal Reserve Bank before dividends are paid to the Company.

Legislation enacted in 2018 requires the federal banking agencies, including the Federal Reserve Board, to establish a “community bank leverage ratio” between 8% to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion. Institutions with capital meeting the specified requirements and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk based requirements. The federal regulators have adopted 9% as the applicable ratio, effective March 31, 2020, and reduced the ratio to 8% as a result of the CARES Act. We have not elected to follow the alternative framework.

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

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments. Except for a decrease of $54.4 million in certificates of deposit and a decrease of $3.5 million in loan commitments between December 31, 2020 and June 30, 2021, there have not been any material changes in our contractual obligations and funding needs since December 31, 2020.

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

Because we have historically operated as a traditional thrift institution, the significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit inflows, cash balances at the Federal Reserve Bank, loan and security repayments, advances from the Federal Home Loan Bank, our capital, proceeds from securities sold under agreements to repurchase and proceeds from loan and security sales. In addition, there is little demand for adjustable-rate mortgage loans in the Hawaii market area. This has resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets. We sold $14.5 million and $12.3 million of fixed-rate mortgage loans during the six months ended June 30, 2021 and 2020, respectively, to reduce our interest rate risk.

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

The following table presents our internal calculations of the estimated changes in our EVE as of March 31, 2021 (the latest date for which we have available information) that would result from the designated instantaneous changes in the interest rate yield curve.

					Increase
					(Decrease) in
		Estimated		EVE Ratio as a	EVE Ratio as a
Change in		Increase		Percent of	Percent of
Interest Rates	Estimated EVE	(Decrease) in	Percentage	Present Value	Present Value of
(bp) (1)	(2)	EVE	Change in EVE	of Assets (3)(4)	Assets (3)(4)
(Dollars in thousands)
+400	$319,844	$(39,406)	(10.97)%	17.38%	1.04%
+300	$340,748	$(18,502)	(5.15)%	17.65%	1.31%
+200	$363,590	$4,340	1.21%	17.92%	1.58%
+100	$374,360	$15,110	4.21%	17.64%	1.30%
0	$359,250	$—	—%	16.34%	—%
-100	$292,933	$(66,317)	(18.46)%	13.15%	(3.19)%
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Interest rates on Freddie Mac mortgage-backed securities have decreased by 27 basis points between March 31, 2021 and June 30, 2021. The decrease in mortgage interest rates is not expected to have a significant effect on estimated EVE.

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

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2021. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2021, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)             Not applicable.

(b)             Not applicable.

(c)             Stock Repurchases. The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended June 30, 2021:

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average Price	Part of Publicly	That May Yet be
	of Shares	Paid per	Announced Plans or	Purchased Under the
Period	Purchased (1)	Share	Programs	Plans or Programs (2)
April 1, 2021 through April 30, 2021	—	$—	—	$—
May 1, 2021 through May 31, 2021	52,636	25.70	52,636	3,647,310
June 1, 2021 through June 30, 2021	48,637	$24.96	48,637	$2,433,493

Total	101,273	$25.34	101,273	$2,433,493

______________________________________

(1)	Includes shares acquired by the Company to settle the payment of taxes in connection with restricted stock vesting.
(2)

On May 5, 2021, the Company announced its tenth repurchase program. Under this stock repurchase program, the Company is authorized to repurchase up to $5,000,000 of our common stock based on certain price assumptions. We have entered into a Rule 10b5-1 plan with respect to our stock repurchase program. The stock repurchase program expires on November 5, 2021.

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

101

The following materials from Territorial Bancorp Inc.’s Form 10-Q report for the quarter ended June 30, 2021, formatted in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

TERRITORIAL BANCORP INC.
(Registrant)

Date: August 13, 2021	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and
Chief Executive Officer

Date: August 13, 2021	/s/ Melvin M. Miyamoto
Melvin M. Miyamoto
Senior Vice President and Chief Financial Officer