Form 10-Q
period 2021-09-30
Territorial Bancorp Inc.
filed 2021-11-12
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 9,324,060 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of October 31, 2021.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	September 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$101,386	$363,543
Investment securities available for sale, at fair value	—	3,562
Investment securities held to maturity, at amortized cost (fair value of $623,406 and $262,841 at September 30, 2021 and December 31, 2020, respectively)	621,417	247,642
Loans held for sale	488	2,195
Loans receivable, net	1,303,969	1,406,995
Federal Home Loan Bank stock, at cost	8,173	8,144
Federal Reserve Bank stock, at cost	3,158	3,145
Accrued interest receivable	6,070	6,515
Premises and equipment, net	4,262	4,855
Right-of-use asset, net	13,302	12,333
Bank-owned life insurance	46,214	45,644
Deferred income tax assets, net	3,304	3,382
Prepaid expenses and other assets	5,325	2,844
Total assets	$2,117,068	$2,110,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,664,963	$1,659,800
Advances from the Federal Home Loan Bank	141,000	141,000
Securities sold under agreements to repurchase	10,000	10,000
Accounts payable and accrued expenses	29,374	29,221
Lease liability	14,119	13,119
Income taxes payable	2,196	2,161
Advance payments by borrowers for taxes and insurance	3,727	6,790
Total liabilities	1,865,379	1,862,091

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 9,342,162 and 9,513,867 shares at September 30, 2021 and December 31, 2020, respectively	93	95
Additional paid-in capital	57,104	61,153
Unearned ESOP shares	(3,548)	(3,915)
Retained earnings	207,007	200,066
Accumulated other comprehensive loss	(8,967)	(8,691)
Total stockholders’ equity	251,689	248,708
Total liabilities and stockholders’ equity	$2,117,068	$2,110,799

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest income:
Loans	$11,836	$14,628	$37,019	$45,310
Investment securities	3,251	2,264	7,470	7,654
Other investments	188	239	647	753
Total interest income	15,275	17,131	45,136	53,717

Interest expense:
Deposits	844	1,897	3,251	7,385
Advances from the Federal Home Loan Bank	522	724	1,595	2,448
Securities sold under agreements to repurchase	46	46	137	137
Total interest expense	1,412	2,667	4,983	9,970

Net interest income	13,863	14,464	40,153	43,747
(Reversal of provision) provision for loan losses	(167)	692	(1,452)	2,304

Net interest income after (reversal of provision) provision for loan losses	14,030	13,772	41,605	41,443

Noninterest income:
Service and other fees	433	728	1,958	1,716
Income on bank-owned life insurance	192	204	570	607
Gain on sale of investment securities	403	261	1,840	858
Gain on sale of loans	138	321	584	987
Other	57	63	237	171
Total noninterest income	1,223	1,577	5,189	4,339

Noninterest expense:
Salaries and employee benefits	5,493	5,346	16,576	16,294
Occupancy	1,636	1,701	4,855	4,972
Equipment	1,079	1,155	3,273	3,439
Federal deposit insurance premiums	141	138	424	212
Other general and administrative expenses	1,215	1,046	3,602	2,978
Total noninterest expense	9,564	9,386	28,730	27,895

Income before income taxes	5,689	5,963	18,064	17,887
Income taxes	1,527	1,645	4,831	4,805
Net income	$4,162	$4,318	$13,233	$13,082

Basic earnings per share	$0.46	$0.47	$1.45	$1.43
Diluted earnings per share	$0.46	$0.47	$1.44	$1.42
Cash dividends declared per common share	$0.23	$0.23	$0.69	$0.69
Basic weighted-average shares outstanding	9,012,398	9,104,079	9,086,447	9,144,463
Diluted weighted-average shares outstanding	9,056,569	9,134,089	9,131,069	9,201,882

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$4,162	$4,318	$13,233	$13,082

Unrealized (loss) gain on securities, net of tax	—	(4)	(3)	22
Amount reclassified from other comprehensive income, net of tax	—	—	(273)	(221)
Other comprehensive loss, net of tax	—	(4)	(276)	(199)
Comprehensive income	$4,162	$4,314	$12,957	$12,883

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

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

						Accumulated
	Common		Additional	Unearned		Other	Total
	Shares	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Shares	Earnings	Loss	Equity
Balance at June 30, 2021	9,421,560	$94	$58,860	$(3,670)	$204,928	$(8,967)	$251,245

Net income	—	—	—	—	4,162	—	4,162
Cash dividends declared ($0.23 per share)	—	—	—	—	(2,083)	—	(2,083)
Share-based compensation	—	—	36	—	—	—	36
Allocation of 12,233 ESOP shares	—	—	188	122	—	—	310
Repurchase of shares of common stock	(79,398)	(1)	(1,980)	—	—	—	(1,981)

Balances at September 30, 2021	9,342,162	$93	$57,104	$(3,548)	$207,007	$(8,967)	$251,689

Balances at December 31, 2020	9,513,867	$95	$61,153	$(3,915)	$200,066	$(8,691)	$248,708

Net income	—	—	—	—	13,233	—	13,233
Other comprehensive loss	—	—	—	—	—	(276)	(276)
Cash dividends declared ($0.69 per share)	—	—	—	—	(6,292)	—	(6,292)
Share-based compensation	20,437	—	241	—	—	—	241
Allocation of 36,700 ESOP shares	—	—	575	367	—	—	942
Repurchase of shares of common stock	(192,142)	(2)	(4,865)	—	—	—	(4,867)

Balances at September 30, 2021	9,342,162	$93	$57,104	$(3,548)	$207,007	$(8,967)	$251,689

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income	$13,233	$13,082
Adjustments to reconcile net income to net cash from operating activities:
(Reversal of provision) provision for loan losses	(1,452)	2,304
Depreciation and amortization	870	899
Deferred income tax expense (benefit)	179	(599)
Amortization of fees, discounts, and premiums, net	(311)	(228)
Amortization of right-of-use asset	2,316	2,238
Origination of loans held for sale	(24,304)	(22,605)
Proceeds from sales of loans held for sale	26,595	22,822
Gain on sale of loans, net	(584)	(987)
Gain on sale of investment securities available for sale	(339)	(290)
Gain on sale of investment securities held to maturity	(1,501)	(568)
Net loss (gain) on disposal of premises and equipment	2	(4)
ESOP expense	942	905
Share-based compensation expense	241	523
Decrease (increase) in accrued interest receivable	445	(1,805)
Net increase in bank-owned life insurance	(570)	(607)
Net increase in prepaid expenses and other assets	(2,481)	(96)
Net increase in accounts payable and accrued expenses	814	2,080
Net decrease in lease liability	(2,285)	(2,146)
Net decrease in advance payments by borrowers for taxes and insurance	(3,063)	(2,856)
Net increase in income taxes payable	35	106

Net cash from operating activities	8,782	12,168

Cash flows from investing activities:
Purchases of investment securities held to maturity	(474,439)	—
Principal repayments on investment securities held to maturity	78,547	71,118
Principal repayments on investment securities available for sale	198	1,013
Proceeds from sale of investment securities held to maturity	23,570	10,429
Proceeds from sale of investment securities available for sale	3,330	3,668
Principal repayments on loans receivable, net of loan originations	104,832	90,780
Purchases of Federal Home Loan Bank stock	(29)	(21)
Proceeds from redemption of Federal Home Loan Bank stock	—	600
Purchases of Federal Reserve Bank stock	(13)	(17)
Purchases of premises and equipment	(279)	(1,466)
Proceeds from disposals of premises and equipment	—	4

Net cash from investing activities	(264,283)	176,108

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from financing activities:
Net increase in deposits	$5,163	$30,773
Repayments of advances from the Federal Home Loan Bank	—	(15,000)
Proceeds from securities sold under agreements to repurchase	—	5,000
Repayments of securities sold under agreements to repurchase	—	(5,000)
Purchases of Fed Funds	—	10
Sales of Fed Funds	—	(10)
Repurchases of common stock	(4,547)	(5,000)
Cash dividends paid	(7,272)	(6,357)

Net cash from financing activities	(6,656)	4,416

Net (decrease) increase in cash and cash equivalents	(262,157)	192,692

Cash and cash equivalents at beginning of the period	363,543	44,806

Cash and cash equivalents at end of the period	$101,386	$237,498

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$4,966	$10,268
Income taxes	4,617	6,208

Supplemental disclosure of noncash investing and financing activities:
Company stock acquired through stock swap and net settlement transactions	$—	$1,421
Company stock repurchased through stock swap and net settlement transactions	320	1,636
Loans securitized into investment securities	—	9,431
Establishment of right-of-use asset, net of incentives	3,285	4,033
Establishment of lease liability	3,285	4,093

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)      Organization

Territorial Bancorp Inc. (the Company) is a Maryland corporation and is the holding company for Territorial Savings Bank (the Bank). Territorial Savings Bank is a Hawaii state-chartered bank headquartered in Honolulu, Hawaii and is a member of the Federal Reserve System. Territorial Savings Bank has an inactive subsidiary, Territorial Financial Services, Inc. During the three months ended September 30, 2021, another inactive subsidiary, Territorial Real Estate Co., was dissolved.

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

(4)      Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Cash and due from banks	$11,361	$14,355
Interest-earning deposits in other banks	90,025	349,188
Cash and cash equivalents	$101,386	$363,543

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank of San Francisco.

(5)      Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2021:
Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$621,417	$7,682	$(5,693)	$623,406
Total	$621,417	$7,682	$(5,693)	$623,406

December 31, 2020:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$3,185	$377	$—	$3,562
Total	$3,185	$377	$—	$3,562

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$247,642	$15,200	$(1)	$262,841
Total	$247,642	$15,200	$(1)	$262,841

The amortized cost and estimated fair value of investment securities by maturity date at September 30, 2021 are shown below. Incorporated in the maturity schedule are mortgage-backed securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Held-to-maturity:
Due within 5 years	$17	$17
Due after 5 years through 10 years	30	30
Due after 10 years	621,370	623,359
Total	$621,417	$623,406

Realized gains and losses and the proceeds from sales of held-to-maturity and available-for-sale securities are shown in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Proceeds from sales	$7,539	$5,737	$26,900	$14,097
Gross gains	403	261	1,840	858
Gross losses	—	—	—	—

During the nine months ended September 30, 2021 and 2020, the Company sold $22.1 million and $9.9 million, respectively, of held-to-maturity mortgage-backed securities and recorded gains of $1.5 million and $568,000, respectively. The sale of the mortgage-backed securities, for which the Company had already collected a substantial portion of the outstanding purchased principal (at least 85%), were in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and do not taint management’s assertion of its intent to hold the remaining securities in the held-to-maturity portfolio to maturity.

During the nine months ended September 30, 2021 and 2020, the Company sold $3.0 million and $3.4 million, respectively, of available-for-sale mortgage-backed securities and recorded gains of $339,000 and $290,000, respectively.

Investment securities with amortized costs of $148.4 million and $192.7 million at September 30, 2021 and December 31, 2020, respectively, were pledged to secure deposits made by state and local governments, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at September 30, 2021 and December 31, 2020. The Company does not intend to sell held-to-maturity securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
September 30, 2021:
Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$439,788	$(5,692)	$42	$(1)	32	$439,830	$(5,693)

December 31, 2020:
Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$678	$(1)	$4	$—	6	$682	$(1)

Mortgage-Backed Securities. The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates subsequent to purchase. All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2021 and December 31, 2020.

During the nine months ended September 30, 2020, the Company securitized fixed-rate first mortgage loans with a book value of $9.4 million into Freddie Mac mortgage-backed securities to increase liquidity. The securitization transaction increased investment securities and lowered loans receivable. The securitization transaction was accounted for by recording the mortgage-backed securities at a fair value of $9.8 million. A net gain of $377,000 was recognized on the securitization transaction and recorded in gain on sale of loans in the Consolidated Statements of Income. There were no securitization transactions during the nine months ended September 30, 2021.

(6)      Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Real estate loans:
First mortgages:
One- to four-family residential	$1,266,739	$1,366,507
Multi-family residential	6,577	7,245
Construction, commercial and other	19,281	19,074
Home equity loans and lines of credit	7,091	9,376
Total real estate loans	1,299,688	1,402,202
Other loans:
Loans on deposit accounts	290	235
Consumer and other loans	8,293	10,086
Total other loans	8,583	10,321
Less:
Net unearned fees and discounts	(1,503)	(1,266)
Allowance for loan losses	(2,799)	(4,262)
Total unearned fees, discounts and allowance for loan losses	(4,302)	(5,528)
Loans receivable, net	$1,303,969	$1,406,995

The table below presents the activity in the allowance for loan losses by portfolio segment:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended September 30, 2021:
Balance, beginning of period	$2,021	$434	$1	$133	$380	$2,969
(Reversal of provision) provision for loan losses	(132)	11	—	(19)	(27)	(167)
	1,889	445	1	114	353	2,802
Charge-offs	—	—	—	(3)	—	(3)
Recoveries	—	—	—	—	—	—
Net charge-offs	—	—	—	(3)	—	(3)
Balance, end of period	$1,889	$445	$1	$111	$353	$2,799

Nine months ended September 30, 2021:
Balance, beginning of period	$3,102	$406	$1	$146	$607	$4,262
(Reversal of provision) provision for loan losses	(1,213)	39	—	(24)	(254)	(1,452)
	1,889	445	1	122	353	2,810
Charge-offs	—	—	—	(13)	—	(13)
Recoveries	—	—	—	2	—	2
Net charge-offs	—	—	—	(11)	—	(11)
Balance, end of period	$1,889	$445	$1	$111	$353	$2,799

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended September 30, 2020:
Balance, beginning of period	$3,020	$459	$1	$197	$579	$4,256
Provision (reversal of provision) for loan losses	988	(2)	—	(21)	(273)	692
	4,008	457	1	176	306	4,948
Charge-offs	—	—	—	(6)	—	(6)
Recoveries	—	—	—	—	—	—
Net charge-offs	—	—	—	(6)	—	(6)
Balance, end of period	$4,008	$457	$1	$170	$306	$4,942

Nine months ended September 30, 2020:
Balance, beginning of period	$1,741	$511	$1	$54	$405	$2,712
Provision (reversal of provision) for loan losses	2,267	(54)	(10)	200	(99)	2,304
	4,008	457	(9)	254	306	5,016
Charge-offs	—	—	—	(86)	—	(86)
Recoveries	—	—	10	2	—	12
Net recoveries (charge-offs)	—	—	10	(84)	—	(74)
Balance, end of period	$4,008	$457	$1	$170	$306	$4,942

Management considers the allowance for loan losses at September 30, 2021 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions at that date. While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans, net of unearned fees and discounts, by portfolio segment and based on impairment method:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
September 30, 2021:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,889	445	1	111	353	2,799
Total ending allowance balance	$1,889	$445	$1	$111	$353	$2,799

Loans:
Ending loan balance:
Individually evaluated for impairment	$4,785	$—	$19	$—	$—	$4,804
Collectively evaluated for impairment	1,267,080	19,223	7,077	8,584	—	1,301,964
Total ending loan balance	$1,271,865	$19,223	$7,096	$8,584	$—	$1,306,768

December 31, 2020:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	3,102	406	1	146	607	4,262
Total ending allowance balance	$3,102	$406	$1	$146	$607	$4,262

Loans:
Ending loan balance:
Individually evaluated for impairment	$4,947	$—	$23	$—	$—	$4,970
Collectively evaluated for impairment	1,367,576	19,024	9,353	10,334	—	1,406,287
Total ending loan balance	$1,372,523	$19,024	$9,376	$10,334	$—	$1,411,257

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

		Unpaid
	Recorded	Principal
(Dollars in thousands)	Investment	Balance
September 30, 2021:
With no related allowance recorded:
One- to four-family residential mortgages	$4,785	$5,358
Home equity loans and lines of credit	19	31
Total	$4,804	$5,389

December 31, 2020:
With no related allowance recorded:
One- to four-family residential mortgages	$4,947	$5,425
Home equity loans and lines of credit	23	32
Total	$4,970	$5,457

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
2021:
With no related allowance recorded:
One- to four-family residential mortgages	$4,816	$8	$4,866	$28
Home equity loans and lines of credit	20	—	21	—
Total	$4,836	$8	$4,887	$28

2020:
With no related allowance recorded:
One- to four-family residential mortgages	$2,745	$8	$2,770	$25
Home equity loans and lines of credit	24	—	25	—
Total	$2,769	$8	$2,795	$25

There were no loans individually evaluated for impairment with a related allowance for loan loss as of September 30, 2021 or December 31, 2020. Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they are written down to fair value at the time of impairment.

The Company had 12 nonaccrual loans with a book value of $4.2 million as of September 30, 2021 and a book value of $4.4 million as of December 31, 2020. The Company collected interest on nonaccrual loans of $102,000 and $40,000 during the nine months ended September 30, 2021 and 2020, respectively, but due to accounting and regulatory requirements, the Company recorded the interest payments as a reduction of principal. The Company would have recognized additional interest income of $194,000 and $68,000 during the nine months ended September 30, 2021 and 2020, respectively, had the loans been accruing interest. The Company did not have any loans 90 days or more past due and still accruing interest as of September 30, 2021 and December 31, 2020.

The table below presents the aging of loans and accrual status by class of loans, net of unearned fees and discounts. Loans with a formal loan payment deferral plan in place are not considered contractually past due or delinquent if the borrower is in compliance with the loan payment deferral plan.

								Loans
								90 Days
								or More
	30 - 59	60 - 89	90 Days or					Past Due
	Days Past	Days Past	More	Total Past	Loans Not	Total	Nonaccrual	and Still
(Dollars in thousands)	Due	Due	Past Due	Due	Past Due	Loans	Loans	Accruing
September 30, 2021:
One- to four-family residential mortgages	$—	$—	$99	$99	$1,265,201	$1,265,300	$4,230	$—
Multi-family residential mortgages	—	—	—	—	6,565	6,565	—	—
Construction, commercial and other mortgages	—	—	—	—	19,223	19,223	—	—
Home equity loans and lines of credit	—	—	—	—	7,096	7,096	19	—
Loans on deposit accounts	—	—	—	—	290	290	—	—
Consumer and other	5	23	—	28	8,266	8,294	—	—

Total	$5	$23	$99	$127	$1,306,641	$1,306,768	$4,249	$—

December 31, 2020:
One- to four-family residential mortgages	$376	$152	$240	$768	$1,364,527	$1,365,295	$4,382	$—
Multi-family residential mortgages	—	—	—	—	7,228	7,228	—	—
Construction, commercial and other mortgages	—	—	—	—	19,024	19,024	—	—
Home equity loans and lines of credit	—	23	—	23	9,353	9,376	23	—
Loans on deposit accounts	—	—	—	—	235	235	—	—
Consumer and other	1	—	—	1	10,098	10,099	—	—

Total	$377	$175	$240	$792	$1,410,465	$1,411,257	$4,405	$—

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

There were no loans modified in a troubled debt restructuring during the nine months ended September 30, 2021 or 2020. There were no new troubled debt restructurings within the nine months ended September 30, 2021 or 2020 that subsequently defaulted. Loan modifications under the CARES Act and the Interagency Statements issued by bank regulators in 2020 are discussed below.

The table below summarizes outstanding troubled debt restructurings by class of loans:

	Number of	Accrual	Number of	Nonaccrual
(Dollars in thousands)	Loans	Status	Loans	Status	Total
September 30, 2021:
One- to four-family residential mortgages	3	$554	2	$425	$979
Total	3	$554	2	$425	$979

December 31, 2020:
One- to four-family residential mortgages	3	$565	2	$467	$1,032
Total	3	$565	2	$467	$1,032

There were no delinquent troubled debt restructurings as of September 30, 2021 or December 31, 2020. Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers. At September 30, 2021, we had no commitments to lend any additional funds to these borrowers.

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

The Company has granted loan payment deferrals to borrowers who have been affected by the COVID-19 pandemic.  At September 30, 2021, the Company had outstanding loan payment deferrals on $90.4 million of loans, which represented 6.9% of total loans receivable.

The table below summarizes loans in the loan payment deferral program by class of loan:

	September 30, 2021
(Dollars in thousands)	Loans in the Loan Payment Deferral Program	Percent of Total Loans
One- to- four family residential mortgage	$86,538	6.6%
Non-residential mortgage	$3,857	0.3%
Total	$90,395	6.9%

The loans on which the Company has granted loan payment deferrals are included in the ALLL calculation.  However, loans performing under a loan payment deferral agreement are not considered contractually past due and are excluded from the past due statistics above.

The ratio of the current loan balance to the current tax-assessed value of the property securing the mortgage loans in the payment deferral program averaged 55.9% at September 30, 2021.  At September 30, 2021, one- to four-family residential mortgage loans represented 97.1% of the Company’s total loan portfolio balance with a ratio of the current loan balance to the current tax assessed value of the property securing these loans averaging 45.2%.  All of the Company’s residential mortgage loans are secured by real estate in Hawaii.

As of September 30, 2021, of the $86.5 million total one- to four-family mortgage loans in the loan payment deferral program, $66.5 million, or 76.9%, had resumed making full principal and interest payments. The interest on these loans that accrued during the deferral period will be repaid over subsequent years. $20.0 million, or 23.1%, of the total mortgage loans in the loan payment deferral program were making interest-only payments. There are no loans which have had their deferral period end and not resumed their loan payments.

As of September 30, 2021, $3.4 million of the $3.9 million commercial mortgage, commercial and industrial and home equity lines of credit in the loan payment deferral program had resumed making full principal and interest payments. A $478,000 home equity line of credit was making interest-only payments.

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

The Company had no real estate owned as of September 30, 2021 or December 31, 2020. There was a one- to four-family residential mortgage loan for $99,000 in the process of foreclosure at September 30, 2021. There were two one- to four-family residential mortgage loans totaling $251,000 in the process of foreclosure at December 31, 2020.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the nine months ended September 30, 2021 and 2020, the Company sold mortgage loans held for sale with principal balances of $26.2 million and $22.3 million, respectively, and recognized gains of $584,000 and $610,000, respectively. The Company had one loan held for sale for $488,000 at September 30, 2021 and five loans held for sale totaling $2.2 million at December 31, 2020.

During the nine months ended September 30, 2020, the Company securitized fixed-rate first mortgage loans with a book value of $9.4 million and received mortgage-backed securities with a fair market value of $9.8 million. The Company retained the servicing of these loans and recorded mortgage servicing assets with a fair market value of $78,000. A net gain of $377,000 was recognized on the transaction. There were no securitization transactions in the nine months ended September 30, 2021.

The Company serviced loans for others with principal balances of $44.7 million at September 30, 2021 and $56.7 million at December 31, 2020. Of these amounts, $26.6 million and $35.5 million of loan balances relate to securitizations for which the Company continues to hold the related mortgage-backed securities at September 30, 2021 and December 31, 2020, respectively. The amount of contractually specified servicing fees earned for the nine months ended September 30, 2021 and 2020 was $99,000 and $134,000, respectively. The amount of contractually specified servicing fees earned for the three months ended September 30, 2021 and 2020 was $31,000 and $43,000, respectively. The fees are reported in service and other fees in the Consolidated Statements of Income.

(7)      Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset. Securities sold under agreements to repurchase are summarized as follows:

	September 30, 2021		December 31, 2020
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
Over 3 years to 4 years	$10,000	1.81%	$5,000	1.88%
Over 4 years to 5 years	—	—	5,000	1.73%
Total	$10,000	1.81%	$10,000	1.81%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at September 30, 2021. The amount at risk is the greater of the carrying value or fair value over the repurchase liability and refers to the potential loss to the Company if the secured lender fails to return the security at the maturity date of the agreement. All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government-sponsored enterprises. The repurchase liability cannot exceed 90% of the fair value of securities pledged. In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$11,990	$12,402	$10,000	$2,402	39

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
September 30, 2021:
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

The components of net periodic benefit cost were as follows:

	SERP		SERP
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Net periodic benefit cost for the period:
Service cost	$2	$22	$7	$66
Interest cost	45	43	135	130
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized actuarial loss	—	—	—	—
Recognized curtailment loss	—	—	—	—
Net periodic benefit cost	$47	$65	$142	$196

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity. The shares committed to be released are considered outstanding for earnings per share computations. Compensation expense recognized for the three months ended September 30, 2021 and 2020 amounted to $310,000 and $264,000, respectively. Compensation expense recognized for the nine months ended September 30, 2021 and 2020 amounted to $942,000 and $905,000, respectively.

Shares held by the ESOP trust were as follows:

	September 30,	December 31,
	2021	2020
Allocated shares	528,636	507,304
Unearned shares	354,764	391,464
Total ESOP shares	883,400	898,768
Fair value of unearned shares, in thousands	$9,004	$9,407

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits. For the three months ended September 30, 2021 and 2020 we accrued $41,000 and $5,000, respectively, for the ESOP restoration plan. For the nine months ended September 30, 2021 and 2020, we accrued $94,000 and $79,000, respectively, for the ESOP restoration plan.

(11)    Share-Based Compensation

The shareholders of Territorial Bancorp Inc. have adopted the 2010 Equity Incentive Plan and the 2019 Equity Incentive Plan. These plans provide for the award of stock options and restricted stock to key officers and directors. In accordance with the Compensation – Stock Compensation topic of the FASB ASC, the cost of the equity incentive plans is based on the fair value of the awards on the grant date. The fair value of restricted stock is based on the closing price of the Company’s stock on the grant date. The fair value of stock options is estimated using a Black-Scholes option pricing model using assumptions for dividend yield, stock price volatility, risk-free interest rate and option term. These assumptions are based on our judgments regarding future events, are subjective in nature, and cannot be determined with precision. The cost of the awards will be recognized on a straight-line basis over the three, five- or six-year vesting period during which participants are required to provide services in exchange for the awards. No new awards can be made under the 2010 Equity Plan, but awards previously made can continue to vest. There are 146,347 shares remaining available for new awards under the 2019 Equity Plan.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Compensation expense	$36	$157	$241	$523
Income tax benefit	10	43	66	143

Stock Options

The table below presents the stock option activity for the nine months ended September 30, 2021 and 2020:

		Weighted		Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (years)	(in thousands)
Options outstanding at December 31, 2020	3,085	$23.62	1.67	$1
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at September 30, 2021	3,085	$23.62	0.92	$5

Options outstanding at December 31, 2019	116,409	$17.53	0.72	$1,562
Granted	—	—	—	—
Exercised	81,827	17.36	—	725
Forfeited	—	—	—	—
Expired	31,497	—	—	—
Options outstanding at September 30, 2020	3,085	$23.62	1.92	$(11)

Options vested and exercisable at September 30, 2021	3,085	$23.62	0.92	$5

The following summarizes certain stock option activity of the Company:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Intrinsic value of stock options exercised	$—	$—	$—	$725
Proceeds received from stock options exercised	—	—	—	1,421
Tax benefits realized from stock options exercised	—	—	—	158
Total fair value of stock options that vested	—	—	—	—

As of September 30, 2021, the Company had no unrecognized compensation costs related to the stock option plans.

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

The table below presents the time-based restricted stock activity:

		Weighted
	Time-Based	Average Grant
	Restricted	Date Fair
	Stock	Value
Unvested at December 31, 2020	23,695	$24.24
Granted	10,849	26.67
Vested	11,336	25.81
Forfeited	—	—
Unvested at September 30, 2021	23,208	$24.61

Unvested at December 31, 2019	20,249	$28.78
Granted	13,444	21.05
Vested	9,998	29.16
Forfeited	—	—
Unvested at September 30, 2020	23,695	$24.24

During the nine months ended September 30, 2021, the Company issued 10,849 shares of restricted stock to certain members of executive management under the 2019 Equity Incentive Plan. The fair value of the restricted stock is based on the value of the Company’s stock on the date of grant. Restricted stock will vest over three years from the date of the grant.

As of September 30, 2021, the Company had $418,000 of unrecognized compensation costs related to restricted stock.

The table below presents the performance-based restricted stock units (PRSUs) that will vest on a performance condition:

	Performance-
	Based Restricted
	Stock Units	Weighted
	Based on a	Average Grant
	Performance	Date Fair
	Condition	Value
Unvested at December 31, 2020	40,585	$25.83
Granted	13,016	26.67
Vested	7,473	30.73
Forfeited	4,545	30.73
Unvested at September 30, 2021	41,583	$24.68

Unvested at December 31, 2019	35,976	$29.16
Granted	16,129	21.05
Vested	7,680	29.53
Forfeited	3,840	29.53
Unvested at September 30, 2020	40,585	$25.83

During the nine months ended September 30, 2021, the Company issued 13,016 PRSUs to certain members of executive management under the 2019 Equity Incentive Plan. These PRSUs will vest three years after they are granted after our Compensation Committee determines whether a performance condition that compares the Company’s return on average equity to the SNL Bank Index is achieved.  Depending on the Company’s performance, the actual number of these PRSUs that are issued at the end of the vesting period can vary between 0% to 150% of the target award.  For the PRSUs, an estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized.  This estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period.

The fair value of these PRSUs is based on the fair value of the Company’s stock on the date of grant. As of September 30, 2021, the Company had $99,000 of unrecognized compensation costs related to these PRSUs. Performance will be measured over a three-year performance period and will be cliff vested.

The table below presents the PRSUs that will vest on a market condition:

	Performance-
	Based Restricted	Monte Carlo
	Stock Units	Valuation of
	Based on a	the Company's
	Market Condition	Stock
Unvested at December 31, 2020	10,147	$24.69
Granted	3,254	25.94
Vested	1,628	28.32
Forfeited	1,377	28.32
Unvested at September 30, 2021	10,396	$24.03

Unvested at December 31, 2019	8,994	$25.74
Granted	4,032	22.16
Vested	1,197	24.44
Forfeited	1,682	22.44
Unvested at September 30, 2020	10,147	$24.69

During the nine months ended September 30, 2021, the Company also issued 3,254 PRSUs to certain members of executive management under the 2019 Equity Incentive Plan.  These PRSUs will vest three years after they are granted after our Compensation Committee determines whether a market condition that compares the Company’s total stock return to the SNL Bank Index is achieved.  The number of shares that will be expensed will not be adjusted for performance.  The fair value of these PRSUs is based on a Monte Carlo valuation of the Company’s stock on the date of grant. The assumptions which were used in the Monte Carlo valuation of the PRSUs are:

Grant date: April 5, 2021

Performance period: January 1, 2021 to December 31, 2023

2.74 year risk-free rate on grant date: 0.32%

December 31, 2020 closing price: $24.03

Closing stock price on the date of grant: $26.77

Annualized volatility (based on 2.74 year historical volatility as of the grant date): 38.5%

As of September 30, 2021, the Company had $85,000 of unrecognized compensation costs related to the PRSUs that are based on a market condition. Performance will be measured over a three-year performance period and will be cliff vested.

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

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Net income	$4,162	$4,318	$13,233	$13,082
Income allocated to participating securities	(23)	(23)	(47)	(47)
Net income available to common shareholders	$4,139	$4,295	$13,186	$13,035

Weighted-average number of shares used in:
Basic earnings per share	9,012,398	9,104,079	9,086,447	9,144,463
Dilutive common stock equivalents:
Stock options and restricted stock units	44,171	30,010	44,622	57,419
Diluted earnings per share	9,056,569	9,134,089	9,131,069	9,201,882

Net income per common share, basic	$0.46	$0.47	$1.45	$1.43
Net income per common share, diluted	$0.46	$0.47	$1.44	$1.42

(13)    Other Comprehensive Income and Loss

The table below presents the changes in the components of accumulated other comprehensive income and loss, net of taxes:

	Unfunded	Unrealized
	Pension	(Gain)/Loss on
(Dollars in thousands)	Liability	Securities	Total
Three months ended September 30, 2021
Balances at beginning of period	$8,967	$—	$8,967
Net current period other comprehensive loss	—	—	—
Balances at end of period	$8,967	$—	$8,967

Three months ended September 30, 2020
Balances at beginning of period	$8,178	$(315)	$7,863
Other comprehensive loss, net of taxes	—	4	4
Net current period other comprehensive loss	—	4	4
Balances at end of period	$8,178	$(311)	$7,867

Nine months ended September 30, 2021
Balances at beginning of period	$8,967	$(276)	$8,691
Other comprehensive loss, net of taxes	—	3	3
Amounts reclassified from other comprehensive income, net of taxes	—	273	273
Net current period other comprehensive loss	—	276	276
Balances at end of period	$8,967	$—	$8,967

Nine months ended September 30, 2020
Balances at beginning of period	$8,178	$(510)	$7,668
Other comprehensive income, net of taxes	—	(22)	(22)
Amounts reclassified from other comprehensive income, net of taxes	—	221	221
Net current period other comprehensive loss	—	199	199
Balances at end of period	$8,178	$(311)	$7,867

The table below presents the tax effect on each component of accumulated other comprehensive income and loss:

	Three Months Ended September 30,
	2021			2020
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unrealized loss on securities	$—	$—	$—	$5	$(1)	$4

	Nine Months Ended September 30,
	2021			2020
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unrealized loss (gain) on securities	$4	$(1)	$3	$(30)	$8	$(22)
Amount reclassified from other comprehensive income	373	(100)	273	301	(80)	221
Total	$377	$(101)	$276	$271	$(72)	$199

(14)    Revenue Recognition

The Company’s contracts with customers are generally short-term in nature, with cycles of one year or less. These can range from an immediate term for services such as wire transfers, foreign currency exchanges and cashier’s check purchases, to several days for services such as processing annuity and mutual fund sales. Some contracts may be gof an ongoing nature, such as providing deposit account services, including ATM access, check processing, account analysis and check ordering. However, provision of an assessable service and payment for such service is usually concurrent or closely timed. Contracts related to financial instruments, such as loans, investments and debt, are excluded from the scope of this reporting requirement.

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

Revenue from contracts with customers is reported in service and other fees in other noninterest income in the consolidated statements of income. The table below reconciles the revenue from contracts with customers and other revenue reported in those line items:

	Service and
(Dollars in thousands)	Other Fees	Other	Total
Three months ended September 30, 2021
Revenue from contracts with customers	$399	$30	$429
Other revenue	34	27	61
Total	$433	$57	$490

Three months ended September 30, 2020
Revenue from contracts with customers	$715	$35	$750
Other revenue	13	28	41
Total	$728	$63	$791

Nine months ended September 30, 2021
Revenue from contracts with customers	$1,855	$154	$2,009
Other revenue	103	83	186
Total	$1,958	$237	$2,195

Nine months ended September 30, 2020
Revenue from contracts with customers	$1,639	$88	$1,727
Other revenue	77	83	160
Total	$1,716	$171	$1,887

(15)    Leases

The table below presents lease costs and other information for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Lease costs:
Operating lease costs	$843	$878	$2,552	$2,509
Short-term lease costs	15	5	32	17
Variable lease costs	31	38	113	115
Total lease costs	$889	$921	$2,697	$2,641

Cash paid for amounts included in measurement of lease liabilities	$836	$808	$2,520	$2,414
ROU assets obtained in exchange for new operating lease liabilities	$444	$2,247	$3,285	$4,033

At September 30, 2021, future minimum rental commitments under noncancellable operating leases are as follows:

(Dollars in thousands)
2021	$801
2022	3,048
2023	2,697
2024	2,441
2025	1,740
Thereafter	4,264
Total	14,991
Less present value discount	(872)
Present value of leases	$14,119

The table below presents other lease related information:

	September 30,	September 30,
	2021	2020
Weighted-average remaining lease term (years)	5.95	6.00
Weighted-average discount rate	2.18%	2.45%

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Assets
Cash and cash equivalents	$101,386	$101,386	$101,386	$—	$—
Investment securities held to maturity	621,417	623,406	—	623,406	—
Loans held for sale	488	489	—	489	—
Loans receivable, net	1,303,969	1,362,554	—	—	1,362,554
FHLB stock	8,173	8,173	—	8,173	—
FRB stock	3,158	3,158	—	3,158	—
Accrued interest receivable	6,070	6,070	18	1,159	4,893
Interest rate contracts	209	209	—	209	—

Liabilities
Deposits	1,664,963	1,666,163	—	1,429,153	237,010
Advances from the Federal Home Loan Bank	141,000	143,498	—	143,498	—
Securities sold under agreements to repurchase	10,000	10,279	—	10,279	—
Accrued interest payable	52	52	—	50	2
Interest rate contracts	209	209	—	209	—

December 31, 2020
Assets
Cash and cash equivalents	$363,543	$363,543	$363,543	$—	$—
Investment securities available for sale	3,562	3,562	—	3,562	—
Investment securities held to maturity	247,642	262,841	—	262,841	—
Loans held for sale	2,195	2,274	—	2,274	—
Loans receivable, net	1,406,995	1,433,489	—	—	1,433,489
FHLB stock	8,144	8,144	—	8,144	—
FRB stock	3,145	3,145	—	3,145	—
Accrued interest receivable	6,515	6,515	16	627	5,872
Interest rate contracts	38	38	—	38	—

Liabilities
Deposits	1,659,800	1,663,226	—	1,338,022	325,204
Advances from the Federal Home Loan Bank	141,000	145,441	—	145,441	—
Securities sold under agreements to repurchase	10,000	10,466	—	10,466	—
Accrued interest payable	35	35	—	33	2
Interest rate contracts	38	38	—	38	—

At September 30, 2021 and December 31, 2020, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the consolidated financial statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

September 30, 2021
Interest rate contracts — assets	$—	$209	$—	$209
Interest rate contracts — liabilities	—	(209)	—	(209)

December 31, 2020
Interest rate contracts — assets	$—	$38	$—	$38
Interest rate contracts — liabilities	—	(38)	—	(38)
Investment securities available for sale	—	3,562	—	3,562

The table below presents the balance of assets measured at fair value on a nonrecurring basis as of December 31, 2020 and the related losses for the year ended December 31, 2020. There were no assets measured at fair value on a nonrecurring basis as of September 30, 2021. There were no liabilities measured at fair value on a nonrecurring basis as of September 30, 2021 and December 31, 2020.

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

(17)    Subsequent Events

On October 28, 2021, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.23 per share of common stock. The dividend is expected to be paid on November 24, 2021 to stockholders of record as of November 11, 2021.

On March 12, 2021, the Company filed with the SEC a Current Report on Form 8-K, disclosing that the Company had received a subpoena from the SEC in respect to the Company’s earnings per share calculations. On October 1, 2021, the Company received a letter from the SEC’s Division of Enforcement indicating that it had concluded the investigation of the Company with no enforcement action recommended.

On October 28, 2021, the Board of Directors of Territorial Bancorp Inc. announced the completion of its tenth repurchase program. Under this repurchase program, the Company was authorized to repurchase up to $5,000,000 of the Company’s outstanding shares.

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

In addition, given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and how the economy will continue to be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;

●	if the economy is unable to remain open, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

●	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond loan deferral periods, which will adversely affect our net income;

●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

●	as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

●	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;

●	our cyber security risks are increased as the result of employees working remotely;

●	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 pandemic could have an adverse effect on us;

●	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs; and

●	employees may have difficulty performing work if COVID-19 infections occur.

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

We have continued our focus on originating one- to four-family residential real estate loans. Our emphasis on conservative loan underwriting has resulted in continued low levels of nonperforming assets. Our nonperforming assets, which can include nonaccrual loans and real estate owned, totaled $4.2 million or 0.20% of total assets at September 30, 2021, compared to $4.4 million, or 0.21% of total assets at December 31, 2020. We recorded a $1.5 million reversal of loan loss provisions for the nine months ended September 30, 2021 and $2.3 million of loan loss provisions for the nine months ended September 30, 2020. The reversal of loan loss provisions occurred primarily due to decreases in the amount of loans in our loan payment deferral program, Hawaii’s unemployment rate and the size of our loan portfolio. The loan payment deferral program was created to assist borrowers who were experiencing financial hardship due to the COVID-19 pandemic.

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

We sold fixed-rate mortgage loans held for sale with principal balances of $26.2 million and $22.3 million during the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2020, we also securitized fixed-rate first mortgage loans with a book value of $9.4 million and received mortgage-backed securities with a fair market value of $9.8 million. Federal Home Loan Bank advances remained constant at $141.0 million for the nine months ended September 30, 2021 and decreased by $15.0 million for the nine months ended September 30, 2020. Securities sold under agreements to repurchase remained constant at $10.0 million for the nine months ended September 30, 2021 and 2020.

Our investments in mortgage-backed securities have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. These entities guarantee the payment of principal and interest on our mortgage-backed securities. As of September 30, 2021 and December 31, 2020, we owned $621.4 million and $251.2 million, respectively, of mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

Assets. Our total assets increased by $6.3 million, or 0.3%, to $2.1 billion at September 30, 2021. The increase in assets was primarily due to a $370.2 million increase in total investment securities, which was partially offset by a $262.2 million decrease in cash and a $104.7 million decrease in total loans.

Cash and Cash Equivalents. Cash and cash equivalents were $101.4 million at September 30, 2021, a decrease of $262.2 million since December 31, 2020. The decrease in cash and cash equivalents was primarily caused by a $370.2 million increase in total investment securities, which was partially offset by a $104.7 million decrease in total loans.

Loans. Total loans, including $488,000 of loans held for sale, were $1.3 billion at September 30, 2021, or 61.6% of total assets. During the nine months ended September 30, 2021, the loan portfolio, including loans held for sale, decreased by $104.7 million, or 7.4%. The decrease in the loan portfolio primarily occurred as principal repayments and loan sales exceeded the origination of new loans.

Securities. At September 30, 2021, our securities portfolio totaled $621.4 million, or 29.4% of total assets. During the nine months ended September 30, 2021, the securities portfolio increased by $370.2 million. The increase in the securities balance occurred as purchases exceeded the principal repayments and sales of securities. Mortgage-backed securities were purchased during the year to offset the decrease in interest income that occurred because of the decrease in our loan portfolio.

At September 30, 2021, none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans.

Deposits. Deposits were $1.7 billion at September 30, 2021, an increase of $5.2 million, or 0.3%, since December 31, 2020. The growth in deposits was primarily due to increases of $66.8 million in savings accounts and $25.5 million in checking accounts. These increases were partially offset by a $86.0 million decrease in certificates of deposit during the nine months ended September 30, 2021.

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank and funds borrowed under securities sold under agreements to repurchase. During the nine months ending September 30, 2021 total borrowings remained constant at $151.0 million.

Stockholders’ Equity. Total stockholders’ equity was $251.7 million at September 30, 2021, an increase of $3.0 million, or 1.2%, from December 31, 2020. The increase in stockholders’ equity occurred primarily due to net income of $13.2 million, which was partially offset by the declaration of $6.3 million of dividends and the repurchase of $4.9 million of common stock.

Average Balances and Yields

The following tables set forth average balance sheets, yields and rates, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as we did not hold any tax-free investments. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances and are included with accrual loans in the tables. However, no interest income was attributed to nonaccrual loans. The yields set forth below include the effect of net deferred costs, discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended September 30,
	2021			2020
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,268,878	$11,383	3.59%	$1,468,756	$14,041	3.82%
Multi-family residential	6,726	75	4.46	8,943	101	4.52
Construction, commercial and other	18,599	201	4.32	21,922	245	4.47
Home equity loans and lines of credit	7,291	92	5.05	9,777	119	4.87
Other loans	8,851	85	3.84	11,294	122	4.32
Total loans	1,310,345	11,836	3.61	1,520,692	14,628	3.85
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	612,385	3,251	2.12	318,158	2,264	2.85
Total securities	612,385	3,251	2.12	318,158	2,264	2.85
Other	117,643	188	0.64	166,191	239	0.58
Total interest-earning assets	2,040,373	15,275	2.99	2,005,041	17,131	3.42
Non-interest-earning assets	85,751			79,273
Total assets	$2,126,124			$2,084,314

Interest-bearing liabilities:
Savings accounts	$1,072,155	234	0.09%	$962,882	536	0.22%
Certificates of deposit	246,522	593	0.96	377,256	1,342	1.42
Money market accounts	4,264	3	0.28	5,855	6	0.41
Checking and Super NOW accounts	277,579	14	0.02	233,128	13	0.02
Total interest-bearing deposits	1,600,520	844	0.21	1,579,121	1,897	0.48
Federal Home Loan Bank advances	141,000	522	1.48	141,001	724	2.05
Securities sold under agreements to repurchase	10,000	46	1.84	10,000	46	1.84
Total interest-bearing liabilities	1,751,520	1,412	0.32	1,730,122	2,667	0.62
Non-interest-bearing liabilities	121,885			106,925
Total liabilities	1,873,405			1,837,047
Stockholders’ equity	252,719			247,267
Total liabilities and stockholders’ equity	$2,126,124			$2,084,314

Net interest income		$13,863			$14,464
Net interest rate spread (3)			2.67%			2.80%
Net interest-earning assets (4)	$288,853			$274,919
Net interest margin (5)			2.72%			2.89%
Interest-earning assets to interest-bearing liabilities	116.49%			115.89%
(1)	Annualized.
(2)	Average balance includes loans or investments available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2021			2020
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,296,870	$35,612	3.66%	$1,499,486	$43,400	3.86%
Multi-family residential	6,740	231	4.57	9,297	318	4.56
Construction, commercial and other	18,387	607	4.40	22,262	765	4.58
Home equity loans and lines of credit	8,072	300	4.96	10,024	461	6.13
Other loans	9,268	269	3.87	10,560	366	4.62
Total loans	1,339,337	37,019	3.69	1,551,629	45,310	3.89
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	433,541	7,470	2.30	346,095	7,654	2.95
Total securities	433,541	7,470	2.30	346,095	7,654	2.95
Other	269,148	647	0.32	115,354	753	0.87
Total interest-earning assets	2,042,026	45,136	2.95	2,013,078	53,717	3.56
Non-interest-earning assets	85,470			78,856
Total assets	$2,127,496			$2,091,934

Interest-bearing liabilities:
Savings accounts	$1,053,634	872	0.11%	$930,607	2,048	0.29%
Certificates of deposit	276,635	2,329	1.12	430,356	5,284	1.64
Money market accounts	5,712	9	0.21	5,147	17	0.44
Checking and Super NOW accounts	267,567	41	0.02	217,887	36	0.02
Total interest-bearing deposits	1,603,548	3,251	0.27	1,583,997	7,385	0.62
Federal Home Loan Bank advances	141,000	1,595	1.51	146,712	2,448	2.22
Securities sold under agreements to repurchase	10,000	137	1.83	10,000	137	1.83
Total interest-bearing liabilities	1,754,548	4,983	0.38	1,740,709	9,970	0.76
Non-interest-bearing liabilities	120,394			105,026
Total liabilities	1,874,942			1,845,735
Stockholders’ equity	252,554			246,199
Total liabilities and stockholders’ equity	$2,127,496			$2,091,934

Net interest income		$40,153			$43,747
Net interest rate spread (3)			2.57%			2.80%
Net interest-earning assets (4)	$287,478			$272,369
Net interest margin (5)			2.62%			2.90%
Interest-earning assets to interest-bearing liabilities	116.38%			115.65%
(1)	Annualized.
(2)	Average balance includes loans or investments available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2021 and 2020

General. Net income decreased by $156,000, or 3.6%, to $4.2 million for the three months ended September 30, 2021 from $4.3 million for the three months ended September 30, 2020. The decrease in net income was primarily due to a $601,000 decrease in net interest income, a $354,000 decrease in non-interest income and a $178,000 increase in non-interest expense. These decreases to net income were partially offset by an $859,000 decrease in loan loss provisions and a $118,000 decrease in income taxes.

Net Interest Income. Net interest income decreased by $601,000, or 4.2%, to $13.9 million for the three months ended September 30, 2021 from $14.5 million for the three months ended September 30, 2020. Interest income decreased by $1.9 million, or 10.8%, primarily due to a 43 basis point decrease in the yield on average interest-earning assets, which was partially offset by a $35.3 million increase in the average balance of interest-earning assets. Interest expense decreased by $1.3 million, or 47.1%, due to a 30 basis point decrease in the cost of average interest-bearing liabilities, which was partially offset by a $21.4 million increase in the average balance of interest-bearing liabilities. The interest rate spread and net interest margin were 2.67% and 2.72%, respectively, for the three months ended September 30, 2021, compared to 2.80% and 2.89%, respectively, for the three months ended September 30, 2020. The decrease in the interest rate spread and in the net interest margin are attributable to a 43 basis point decrease in the yield of average interest-bearing assets that was partially offset by a 30 basis point decrease in the cost of average interest-earning liabilities.

Interest Income. Interest income decreased by $1.9 million, or 10.8%, to $15.3 million for the three months ended September 30, 2021 from $17.1 million for the three months ended September 30, 2020. Interest income on loans decreased by $2.8 million, or 19.1%, to $11.8 million for the three months ended September 30, 2021 from $14.6 million for the three months ended September 30, 2020. The decrease in interest income on loans occurred because of a $210.3 million, or 13.8%, decrease in the average balance of loans and a 24 basis point decrease in the yield. The decrease in the average balance of loans occurred as loan repayments and loan sales exceeded new loan originations. The decrease in the yield occurred as higher yielding loans were paid off and new loans with lower interest rates were added to the loan portfolio. Interest income on securities increased by $987,000, or 43.6%, to $3.3 million for the three months ended September 30, 2021 from $2.3 million for the three months ended September 30, 2020. The increase in interest income on securities occurred because the average balance of securities increased by $294.2 million, or 92.5%, to $612.4 million for the three months ended September 30, 2021 from $318.2 million for the three months ended September 30, 2020. The increase in the average balance of securities occurred as mortgage-backed securities were purchased during the year to offset the decrease in interest income that occurred because of the decrease in our loan portfolio. This increase in the investment securities portfolio was partially offset by a 73 basis point decline in the yield, which occurred as higher yielding securities were paid off or sold and securities with lower interest rates were purchased.

Interest Expense. Interest expense decreased by $1.3 million, or 47.1%, to $1.4 million for the three months ended September 30, 2021 from $2.7 million for the three months ended September 30, 2020. The decrease in interest expense occurred because interest expense on interest-bearing deposits decreased by $1.1 million, or 55.5%, to $844,000 for the three months ended September 30, 2021 from $1.9 million for the three months ended September 30, 2020. The decrease in interest expense on interest-bearing deposits was due to a 27 basis point decrease in the rate on average interest-bearing deposits, which was partially offset by a $21.4 million, or 1.4%, increase in the average interest-bearing deposit balance. The rate paid on average interest-bearing deposits decreased to 0.21% for the three months ended September 30, 2021 from 0.48% for the three months ended September 30, 2020. The decrease in the rate paid on average interest-bearing deposits was primarily due to lower interest rates offered on savings accounts and certificates of deposit. The rate paid on average savings accounts decreased to 0.09% for the three months ended September 30, 2021 from 0.22% for the three months ended September 30, 2020. The rate paid on average certificates of deposit decreased to 0.96% for the three months ended September 30, 2021 from 1.42% for the three months ended September 30, 2020. Interest expense on FHLB advances decreased by $202,000, or 27.9%, to $522,000 for the three months ended September 30, 2021 from $724,000 for the three months ended September 30, 2020. The decrease in interest expense on FHLB advances occurred because of a 57 basis point decrease in the cost of average advances. The decrease in the cost of average advances occurred as we restructured $102.0 million of FHLB advances at lower interest rates.

Provision for Loan Losses. We recorded a $167,000 reversal of loan loss provisions for the three months ended September 30, 2021 and $692,000 of loan loss provisions for the three months ended September 30, 2020. The reversal of loan loss provisions occurred primarily due to decreases in the amount of loans in our loan payment deferral program, Hawaii’s unemployment rate and the size of our loan portfolio. The loan payment deferral program was created to assist borrowers who were experiencing financial hardship due to the COVID-19 pandemic. The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.21% and 0.33% at September 30, 2021 and 2020, respectively. Nonaccrual loans totaled $4.2 million at September 30, 2021, or 0.32% of total loans at that date, compared to $2.2 million of nonaccrual loans at September 30, 2020, or 0.15% of total loans at that date. Nonaccrual loans as of September 30, 2021 and 2020 consisted primarily of one- to four-family residential real estate loans. We have provided for all losses that can be reasonably estimated based on general and specific conditions at September 30, 2021 and 2020. For additional information see Note (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income. The following table summarizes changes in noninterest income between the three months ended September 30, 2021 and 2020.

	Three Months Ended
	September 30,		Change
	2021	2020	$ Change	% Change

		(Dollars in thousands)
Service and other fees	$433	$728	$(295)	(40.5)%
Income on bank-owned life insurance	192	204	(12)	(5.9)%
Gain on sale of investment securities	403	261	142	54.4%
Gain on sale of loans	138	321	(183)	(57.0)%
Other	57	63	(6)	(9.5)%
Total	$1,223	$1,577	$(354)	(22.4)%

Noninterest income decreased by $354,000 for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Service and other fees decreased by $295,000, primarily due to a reduction in the amount of mortgage loans referred to other financial institutions and mortgage brokers. During the three months ended September 30, 2021 and 2020, we sold mortgage loans held for sale with principal balances of $11.7 million and $10.0 million, respectively, and recognized gains of $138,000 and $321,000, respectively. During the three months ended September 30, 2021 and 2020, we sold held-to-maturity mortgage-backed securities with book values of $7.1 million and $5.5 million, respectively, and recorded gains of $403,000 and $261,000, respectively. The sale of the held-to-maturity mortgage-backed securities for which we had already collected a substantial portion of the outstanding purchased principal (at least 85%), were in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and do not taint management’s assertion of its intent to hold the remaining securities in the held-to-maturity portfolio to maturity.

Noninterest Expense. The following table summarizes changes in noninterest expense between the three months ended September 30, 2021 and 2020.

	Three Months Ended
	September 30,		Change
	2021	2020	$ Change	% Change

		(Dollars in thousands)
Salaries and employee benefits	$5,493	$5,346	$147	2.7%
Occupancy	1,636	1,701	(65)	(3.8)%
Equipment	1,079	1,155	(76)	(6.6)%
Federal deposit insurance premiums	141	138	3	2.2%
Other general and administrative expenses	1,215	1,046	169	16.2%
Total	$9,564	$9,386	$178	1.9%

Noninterest expense increased by $178,000 for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in other general and administrative expenses was primarily due to an increase in marketing expenses. The increase in salaries and employee benefits was primarily due to an increase in health insurance, employee stock ownership plan contributions and payroll taxes and a decrease in deferred salary expense for originating new loans. As new loans are originated, salary expense is reduced due to the capitalization of the cost of new loans. The deferred salary expense for originating new loans decreased due to a decrease in the cost deferred for each loan originated that was partially offset by an increase in the number of loans closed. These increases to salaries and employee benefits were partially offset by a decrease in the expense for our equity incentive plan and a decrease in loan agent commissions. The decrease in equipment expense was primarily due to a decrease in service bureau expense. The decrease in occupancy expenses was primarily due to a decrease in leasehold improvement depreciation expense.

Income Tax Expense. Income taxes were $1.5 million for the three months ended September 30, 2021, reflecting an effective tax rate of 26.8%, compared to $1.6 million for the three months ended September 30, 2020, reflecting an effective tax rate of 27.6%.

Comparison of Operating Results for the Nine Months Ended September 30, 2021 and 2020

General. Net income increased by $151,000, or 1.2%, from $13.1 million for the nine months ended September 30, 2020 to $13.2 million for the nine months ended September 30, 2021. The increase in net income was due to a $3.8 million decrease in loan loss provisions and an $850,000 increase in non-interest income. These increases to net income were partially offset by a $3.6 million decrease in net interest income and an $835,000 increase to non-interest expense.

Net Interest Income. Net interest income decreased by $3.6 million, or 8.2%, to $40.2 million for the nine months ended September 30, 2021 from $43.7 million for the nine months ended September 30, 2020. Interest income decreased by $8.6 million, or 16.0%, due to a 61 basis point decrease in the yield of average interest-earning assets, which was partially offset by a $28.9 million increase in the average balance of interest-earning assets. Interest expense decreased by $5.0 million, or 50.0%, due to a 38 basis point decrease in the cost of average interest-bearing liabilities, which was partially offset by a $13.8 million increase in the average balance of interest-bearing liabilities. The interest rate spread and net interest margin were 2.57% and 2.62% respectively, for the nine months ended September 30, 2021, compared to 2.80% and 2.90%, respectively, for the nine months ended September 30, 2020. The decreases in the interest rate spread and in the net interest margin are attributable to the 61 basis point decrease in the yield on average interest-bearing assets that was partially offset by the 38 basis point decrease in the cost of average interest-earning liabilities.

Interest Income. Interest income decreased by $8.6 million, or 16.0%, to $45.1 million for the nine months ended September 30, 2021 from $53.7 million for the nine months ended September 30, 2020. Interest income on loans decreased by $8.3 million, or 18.3%, to $37.0 million for the nine months ended September 30, 2021 from $45.3 million for the nine months ended September 30, 2020. The decrease in interest income on loans occurred because the average balance of loans decreased by $212.3 million, or 13.7%, and the yield on average loans decreased by 20 basis points. The decrease in the average balance of loans occurred as loan repayments and loan sales exceeded new loan originations. The decrease in the yield on average loans occurred as higher yielding loans were paid off and new loans with lower interest rates were added to the loan portfolio. Interest income on securities decreased by $184,000, or 2.4%, to $7.5 million for the nine months ended September 30, 2021 from $7.7 million for the nine months ended September 30, 2020. The decrease in interest income on securities occurred primarily because of a 65 basis point decrease in the yield on average securities, which occurred as higher yielding securities were paid off or sold and securities with lower interest rates were purchased. This decrease was partially offset by an increase in the average balance of securities by $87.4 million, or 25.3%, as security purchases exceeded security repayments and sales.

Interest Expense. Interest expense decreased by $5.0 million, or 50.0%, to $5.0 million for the nine months ended September 30, 2021 from $10.0 million for the nine months ended September 30, 2020. Interest expense on interest-bearing deposits decreased by $4.1 million, or 56.0%, from $7.4 million for the nine months ended September 30, 2020 to $3.3 million for the nine months ended September 30, 2021. The decrease in interest expense on interest-bearing deposits was primarily due to a 35 basis point decrease in the rate paid on average interest-bearing deposits. The decrease in the rate paid on average interest bearing deposits was primarily due to lower interest rates offered on certificates of deposit and savings accounts. During the nine months ended September 30, 2021, the rate paid on average certificates of deposit decreased by 52 basis points as average rates dropped from 1.64% to 1.12% as higher rate certificates of deposit matured. The rate paid on savings accounts decreased by 18 basis points as average rates dropped from 0.29% to 0.11%. The decrease in the average rates on certificates of deposit and savings accounts occurred because of a decline in market interest rates. Interest expense on FHLB advances decreased by $853,000, or 34.8%, from $2.4 million for the nine months ended September 30, 2020 to $1.6 million for the nine months ended September 30, 2021. The decrease in interest expense on FHLB advances was primarily due to a 71 basis point decrease in the rate paid and a $5.7 million decrease in the average balance of FHLB advances. The decrease in the rate paid on FHLB advances was primarily due to restructuring $102.0 million of FHLB advances at lower interest rates.

Provision for Loan Losses. We recorded a $1.5 million reversal of loan loss provisions for the nine months ended September 30, 2021 and $2.3 million of loan loss provisions for the nine months ended September 30, 2020. The reversal of loan loss provisions occurred primarily due to decreases in the amount of loans in our loan payment deferral program, Hawaii’s unemployment rate and the size of our loan portfolio. The loan payment deferral program was created to assist borrowers who were experiencing financial hardship due to the COVID-19 pandemic. The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.21% and 0.33% at September 30, 2021 and 2020, respectively. Nonaccrual loans totaled $4.2 million at September 30, 2021, or 0.32% of total loans at that date, compared to $2.2 million of nonaccrual loans at September 30, 2020, or 0.15% of total loans at that date. Nonaccrual loans as of September 30, 2021 and 2020 consisted primarily of one- to four-family residential real estate loans. We have provided for all losses that can be reasonably estimated based on general and specific conditions at September 30, 2021 and 2020. For additional information see Note (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income. The following table summarizes changes in noninterest income between the nine months ended September 30, 2021 and 2020.

	Nine Months Ended
	September 30,		Change
	2021	2020	$ Change	% Change

		(Dollars in thousands)
Service and other fees	$1,958	$1,716	$242	14.1%
Income on bank-owned life insurance	570	607	(37)	(6.1)%
Gain on sale of investment securities	1,840	858	982	114.5%
Gain on sale of loans	584	987	(403)	(40.8)%
Other	237	171	66	38.6%
Total	$5,189	$4,339	$850	19.6%

Noninterest income increased by $850,000 for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we sold available-for-sale and held-to-maturity mortgage-backed securities with book values of $3.0 million and $22.1 million, respectively, and recorded gains of $339,000 and $1.5 million, respectively. During the nine months ended September 30, 2020, we sold available-for-sale and held-to-maturity mortgage-backed securities with book values of $3.4 million and $9.9 million, respectively, and recorded gains of $290,000 and $568,000, respectively. The sale of the held-to-maturity mortgage-backed securities, for which we had already collected a substantial portion of the outstanding purchased principal (at least 85%), was in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and do not taint management’s assertion of its intent to hold the remaining securities in the held-to-maturity portfolio to maturity. Service and other fees increased due to an increase in fees earned for referring mortgage loans to other financial institutions and mortgage brokers. During the nine months ended September 30, 2021 and 2020, we sold mortgage loans held for sale with principal balances of $26.2 million and $22.3 million, respectively, and recognized gains of $584,000 and $610,000, respectively. During the nine months ended September 30, 2020, we securitized fixed-rate first mortgage loans with a book value of $9.4 million and received mortgage-backed securities with a fair market value of $9.8 million. We retained the servicing of these loans and recorded mortgage servicing assets with a fair market value of $78,000 and recognized a gain of $377,000. There were no securitization transactions during the nine months ended September 30, 2021.

Noninterest Expense. The following table summarizes changes in noninterest expense between the nine months ended September 30, 2021 and 2020.

	Nine Months Ended
	September 30,		Change
	2021	2020	$ Change	% Change

		(Dollars in thousands)
Salaries and employee benefits	$16,576	$16,294	$282	1.7%
Occupancy	4,855	4,972	(117)	(2.4)%
Equipment	3,273	3,439	(166)	(4.8)%
Federal deposit insurance premiums	424	212	212	100.0%
Other general and administrative expenses	3,602	2,978	624	21.0%
Total	$28,730	$27,895	$835	3.0%

Noninterest expense increased by $835,000 for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in other general and administrative expenses was primarily due to increases in legal expenses, marketing expenses and other loan expenses. The increase in salaries and employee benefits was primarily due to an increase in compensation, health insurance and payroll taxes. These increases were offset by a decrease in the expense for our equity incentive plan and an increase in the deferred salary expense for originating new loans. As new loans are originated, salary expense is reduced due to the capitalization of the cost of new loans. The deferred salary expense for originating new loans increased due to an increase in the number of loans closed that was partially offset by a decrease in the cost deferred for each loan originated. The increase in federal deposit insurance premiums occurred as we received credits in the nine months ended September 30, 2020 because the FDIC insurance fund was overcapitalized. The decrease in equipment expense was primarily due to a decrease in service bureau expense. The decrease in occupancy was primarily due to a decrease in leasehold improvement depreciation expense.

Income Tax Expense. Income taxes were $4.8 million for the nine months ended September 30, 2021, reflecting an effective tax rate of 26.7%, compared to $4.8 million for the nine months ended September 30, 2020, reflecting an effective tax rate of 26.9%.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan and security repayments, advances from the Federal Home Loan Bank, proceeds from securities sold under agreements to repurchase and proceeds from loan and security sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition. We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Chief Financial Officer and our Vice President and Senior Treasury Analyst, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2021.

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

Our most liquid asset is cash. The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2021, our cash and cash equivalents totaled $101.4 million. On that date, we had $10.0 million in securities sold under agreements to repurchase outstanding and $141.0 million of Federal Home Loan Bank advances outstanding with the ability to borrow an additional $808.0 million under Federal Home Loan Bank advances. We have securities with a market value of $8.5 million pledged to the Federal Reserve Bank and have the ability to borrow up to $8.0 million using these securities as collateral.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2021, we had $22.1 million in loan commitments outstanding for fixed-rate loans and had $16.5 million in unused lines of credit to borrowers. Certificates of deposit due within one year at September 30, 2021 totaled $179.5 million, or 10.8% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and security sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2022. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the nine months ended September 30, 2021 and 2020 we originated $264.9 million and $190.9 million of loans, respectively. During the nine months ended September 30, 2021 we purchased securities with principal balances of $474.4 million. During the nine months ended September 30, 2020 we did not purchase any investment securities.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances, securities sold under agreements to repurchase, stock repurchases and dividend payments. We experienced a net increase in deposits of $5.2 million and $30.8 million for the nine months ended September 30, 2021 and 2020, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provide an additional source of funds. FHLB advances were $141.0 million at September 30, 2021 and December 31, 2020. We had the ability to borrow up to an additional $808.0 million and $807.2 million from the FHLB as of September 30, 2021 and December 31, 2020, respectively. We also utilize securities sold under agreements to repurchase as another borrowing source. Securities sold under agreements to repurchase were $10.0 million at September 30, 2021 and December 31, 2020.

Territorial Bancorp Inc. is a separate legal entity from Territorial Savings Bank and must provide for its own liquidity to pay dividends, repurchase shares of its common stock and for other corporate purposes. Territorial Bancorp Inc.’s primary source of liquidity is dividend payments from Territorial Savings Bank. The ability of Territorial Savings Bank to pay dividends to Territorial Bancorp Inc. is subject to regulatory requirements. At September 30, 2021, Territorial Bancorp Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $16.0 million.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Territorial Bancorp Inc. is not subject to regulatory capital requirements because its total assets are less than $3.0 billion. At September 30, 2021, Territorial Savings Bank exceeded all of its regulatory capital requirements and is considered to be “well capitalized” under regulatory guidelines.

The tables below present the fully-phased in capital required to be considered “well-capitalized” and meet the regulatory capital conservation buffer requirement as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for Territorial Savings Bank and the Company at September 30, 2021 and December 31, 2020:

(Dollars in thousands)	Required Ratio	Actual Amount	Actual Ratio
September 30, 2021:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$243,377	11.47%
Territorial Bancorp Inc.		$260,657	12.28%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$243,377	27.26%
Territorial Bancorp Inc.		$260,657	29.18%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$243,377	27.26%
Territorial Bancorp Inc.		$260,657	29.18%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$246,235	27.58%
Territorial Bancorp Inc.		$263,515	29.50%

December 31, 2020:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$239,256	11.38%
Territorial Bancorp Inc.		$257,399	12.24%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$239,256	27.49%
Territorial Bancorp Inc.		$257,399	29.57%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$239,256	27.49%
Territorial Bancorp Inc.		$257,399	29.57%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$243,608	27.99%
Territorial Bancorp Inc.		$261,751	30.07%
(1)	The required Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios are based on the fully-phased in capital ratios in the Basel III capital regulations plus the 2.50% capital conservation buffer that became effective on January 1, 2019.

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

At September 30, 2021 and December 31, 2020, the Bank’s capital ratios exceeded the minimum capital thresholds for a “well-capitalized” institution. There are no conditions or events that have changed the institution’s category under the capital guidelines.

Depending on the amount of dividends to be paid, the Bank is required to either notify or make application to the Federal Reserve Bank before dividends are paid to the Company.

Legislation enacted in 2018 requires the federal banking agencies, including the Federal Reserve Board, to establish a “community bank leverage ratio” between 8% to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion. Institutions with capital meeting the specified requirements and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk based requirements. The federal regulators have adopted 9% as the applicable ratio, effective March 31, 2020, and temporarily reduced the ratio to 8% as a result of the CARES Act, transitioning back to 9% by year-end 2021. We have not elected to follow the alternative framework.

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

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments. Except for a decrease of $86.0 million in certificates of deposit and an increase of $808,000 in loan commitments between December 31, 2020 and September 30, 2021, there have not been any material changes in our contractual obligations and funding needs since December 31, 2020.

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

Because we have historically operated as a traditional thrift institution, the significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit inflows, cash balances at the Federal Reserve Bank, loan and security repayments, advances from the Federal Home Loan Bank, our capital, proceeds from securities sold under agreements to repurchase and proceeds from loan and security sales. In addition, there is little demand for adjustable-rate mortgage loans in the Hawaii market area. This has resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets. We sold $26.2 million and $22.3 million of fixed-rate mortgage loans during the nine months ended September 30, 2021 and 2020, respectively, to reduce our interest rate risk.

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

The following table presents our internal calculations of the estimated changes in our EVE as of June 30, 2021 (the latest date for which we have available information) that would result from the designated instantaneous changes in the interest rate yield curve.

					Increase
					(Decrease) in
		Estimated		EVE Ratio as a	EVE Ratio as a
Change in		Increase		Percent of	Percent of
Interest Rates	Estimated EVE	(Decrease) in	Percentage	Present Value	Present Value of
(bp) (1)	(2)	EVE	Change in EVE	of Assets (3)(4)	Assets (3)(4)
(Dollars in thousands)
+400	$226,632	$(130,500)	(36.54)%	13.06%	(3.19)%
+300	$265,925	$(91,207)	(25.54)%	14.41%	(1.84)%
+200	$312,703	$(44,429)	(12.44)%	15.86%	(0.39)%
+100	$349,534	$(7,598)	(2.13)%	16.69%	0.44%
0	$357,132	$—	—%	16.25%	—%
-100	$297,210	$(59,922)	(16.78)%	13.28%	(2.97)%
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Interest rates on Freddie Mac mortgage-backed securities have increased by 10 basis points between June 30, 2021 and September 30, 2021. The increase in mortgage interest rates is not expected to have a significant effect on estimated EVE.

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

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2021. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2021, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.      LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to various legal actions that are considered ordinary, routine litigation incidental to the business of the Company. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations, and no claim for money damages exceeds ten percent of the Company’s consolidated assets.

ITEM 1A.   RISK FACTORS

There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the period ended December 31, 2020 filed with the Securities and Exchange Commission.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)             Not applicable.

(b)             Not applicable.

(c)             Stock Repurchases. The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended September 30, 2021:

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average Price	Part of Publicly	That May Yet be
	of Shares	Paid per	Announced Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs (1)
July 1, 2021 through July 31, 2021	50,616	$24.92	50,616	$1,171,931
August 1, 2021 through August 31, 2021	—	—	—	1,171,931
September 1, 2021 through September 30, 2021	28,782	24.99	28,782	452,760

Total	79,398	$24.95	79,398	$452,760

______________________________________

(1)

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

101

The following materials from Territorial Bancorp Inc.’s Form 10-Q report for the quarter ended September 30, 2021, formatted in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

TERRITORIAL BANCORP INC.
(Registrant)

Date: November 12, 2021	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and
Chief Executive Officer

Date: November 12, 2021	/s/ Melvin M. Miyamoto
Melvin M. Miyamoto
Senior Vice President and Chief Financial Officer