Form 10-K
period 2021-12-31
Territorial Bancorp Inc.
filed 2022-03-21
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

The aggregate value of the voting common equity held by nonaffiliates of the registrant, computed by reference to the closing price of the registrant’s shares of common stock as of June 30, 2021 ($25.97) was $223.1 million.

As of February 28, 2022, there were 9,315,474 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	risks, uncertainties and other factors relating to the COVID-19 pandemic, including the length of time that the pandemic continues, the imposition of any restrictions on individual or business activities; the severity and duration of the effect of the pandemic on the general economy and on the businesses of our borrowers and their ability to make payments on their obligations; the remedial actions and stimulus measures adopted by federal, state and local governments, including the effects of any vaccine mandate; and the inability of employees to work due to illness, quarantine, or government mandates;

●	general economic conditions, internationally, nationally or in our market areas, that are worse than expected;

●	competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

●	adverse changes in the securities or credit markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to successfully integrate acquired entities, if any;

●	changes in consumer demand, spending, borrowing and savings habits;

●	changes in accounting and auditing policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

●	changes in our organization, compensation and benefit plans;

●	the timing and amount of revenues that we may recognize;

●	the value and marketability of collateral underlying our loan portfolios;

●	our ability to retain key employees;

●	cyber attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data or disable our systems;

●	technological changes that may be more difficult or expensive than expected;

●	the ability of third-party providers to perform their obligations to us;

●	the ability of the U.S. Government to manage federal debt limits;

●	the effects of any federal government shutdown;

●	the quality and composition of our investment portfolio;

●	changes in market and other conditions that would affect our ability to repurchase our common stock;

●	changes in our financial condition or results of operations that reduce capital available to pay dividends;

●	the effects of climate change and societal, investor and governmental responses to climate change;

●	the effects of social and governance change and societal and investor sentiment and governmental responses to social and governance matters;

●	the effects of domestic and international hostilities, including terrorism; and

●	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please also see “Item 1A. Risk Factors.”

PART I

ITEM 1.	Business

Territorial Bancorp Inc.

Territorial Bancorp Inc. (the Company) is a Maryland corporation and owns 100% of the outstanding common stock of Territorial Savings Bank (the Bank). In 2009, we completed our initial public offering of common stock in connection with the mutual-to-stock conversion of Territorial Mutual Holding Company. Since the completion of our initial public offering, we have not engaged in any significant business activity other than owning the common stock of and having savings deposits in Territorial Savings Bank, paying dividends and repurchasing shares of our common stock. At December 31, 2021, we had consolidated assets of $2.1 billion, consolidated deposits of $1.7 billion and consolidated stockholders’ equity of $256.3 million.

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

In 2020, the State of Hawaii imposed restrictions on travel, businesses and activities to help mitigate the spread and lessen the public health impact of the COVID-19 virus in Hawaii and the state’s unemployment rate suffered as a result of these restrictions. The state’s unemployment rate initially rose from 2.1% in March 2020 to 21.9% in April 2020. Travel restrictions were reduced in 2021, primarily due to vaccination of residents and visitors, resulting in an increase in visitor arrivals and a decline in the state’s unemployment rate to 5.7% in December 2021.

The largest sector of Hawaii’s economy is the visitor industry. Hawaii’s visitor industry has been severely impacted by the COVID-19 pandemic as the number of visitors to the state declined dramatically, airlines cut the number of flights to Hawaii and many businesses, such as hotels and restaurants, saw temporary or permanent closures due to COVID-19 restrictions imposed by the state. Though many of these restrictions have been lifted or relaxed, tourism and tourism spending still remain below pre-pandemic levels. The Hawaii Tourism Authority reported that total visitor spending for 2021 totaled $13.0 billion compared to $17.8 billion in 2019, the year prior to the pandemic, representing a decrease of 27.0%. Most of the visitors to the state in 2021 were from the continental United States.  In 2021, there were very few visitors who came to Hawaii from other countries because these visitors would have to quarantine when they return to their home country.

Public sector construction projects continue to provide large scale projects such as renovations and expansions of airports, roads and public utilities, including the Honolulu rail project. Local leaders are proposing to increase spending on public works construction projects to help offset the negative impact of the COVID-19 pandemic on the state’s economy. Private sector construction projects include several hotels, condominiums and two master planned residential subdivisions on Oahu. Residential construction is expected to continue to grow because of the strong demand for homes.

The number of single-family homes sold on the island of Oahu, the primary real estate market in Hawaii, totaled 4,526 units in 2021, an increase of 17.9% compared to sales in 2020. The median price paid on Oahu for a single-family home in December 2021 was $1,050,000, an increase of 20.7% compared to the median price in 2020. The number of condominium sales, a notable portion of the overall housing market, totaled 7,203 units in 2020, an increase of 53.1%

compared to sales in 2019. The median price paid on Oahu for condominiums in December 2021 was $485,000, an increase of 6.6% compared to the median price in 2020.

On the island of Maui, the second largest real estate market in Hawaii, sales of existing single-family homes totaled 1,378 units in 2021, a 26.1% increase compared to the number of units sold in 2020. The median price paid for a single-family home on Maui in December 2021 was $1,075,000, an increase of 26.6% compared to the median price in December 2020. The number of condominium sales totaled 2,315 units in 2021, an increase of 70.1% compared to the number of units sold in 2020. The median price paid on Maui for condominiums in December 2021 was $700,000, an 11.1% increase compared to the median price in December 2020.

Competition

We face intense competition in our market area both in making loans and attracting deposits. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, Fintech, mutual funds, insurance companies and investment banking firms. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide.

Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in all four counties in the State of Hawaii. As of June 30, 2021 (the latest date for which information is publicly available), we ranked fifth in FDIC-insured deposit market share in the State of Hawaii (out of 13 banks and thrift institutions with offices in Hawaii), with a 3.0% market share. As of that date, our largest market share was in the City and County of Honolulu, where we ranked fifth in deposit market share (out of 13 banks and thrift institutions with offices in the City and County) with a 3.2% market share.

Lending Activities

Our primary lending activity is the origination of one- to four-family residential mortgage loans. To a much lesser extent, we also originate home equity loans and lines of credit, construction, commercial and other nonresidential real estate loans, consumer loans, multi-family mortgage loans and commercial business loans.

One- to Four-Family Residential Mortgage Loans. At December 31, 2021, $1.3 billion, or 97.0% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities generally up to 30 years. There has been little demand for adjustable-rate mortgage loans in our market area.

One- to four-family residential mortgage loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which was $822,375 for single-family homes located in the State of Hawaii for 2021. We also originate loans above this amount, which are referred to as “jumbo loans.” These jumbo loan amounts are generally up to $1.0 million, although we originate loans above this amount. We generally originate fixed-rate jumbo loans with terms of up to 30 years. We have not originated significant amounts of adjustable-rate jumbo loans in recent years due to customer preference for fixed-rate loans in our market area. We generally underwrite jumbo loans in a manner similar to conforming loans. Jumbo loans are not uncommon in our market area.

We generally originate loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 100%. We generally require private mortgage insurance for loans with loan-to-value ratios in excess of 80%. During the year ended December 31, 2021, we originated $4.1 million of one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80%. We offer a variety of credit programs for low- to moderate-income and first-time home purchasers. These include our first time home purchaser program, where the borrower will receive up to a 50 basis point reduction in points charged in connection with the loan. We also originate first mortgage loans to lower-income individuals who reside in rural census tracts where the U.S. Department of Agriculture will issue a second mortgage and complete the underwriting of the loan, subject to our review before origination. We also offer both Federal Housing Administration (FHA) and Veterans Administration (VA) fixed-rate loans.

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

Nonresidential Real Estate Loans. Our nonresidential real estate loans consist primarily of commercial real estate loans and construction loans for residential real estate projects. These loans totaled $18.6 million, or 1.4% of our loan portfolio as of December 31, 2021. The commercial real estate properties primarily include owner-occupied light industrial properties. We generally seek to originate commercial real estate loans with initial principal balances of $1.0 million or less. Loans secured by commercial real estate totaled $9.0 million, or 0.7%, of our total loan portfolio at December 31, 2021, and consisted of nine loans outstanding with an average loan balance of approximately $997,000. All of our nonresidential real estate loans are secured by properties located in our primary market area. At December 31, 2021, our largest commercial real estate loan had a principal balance of $2.8 million and was secured by real property and improvements utilized as an office building. During the COVID-19 pandemic, this loan was modified to allow for the deferral of six months of interest to the maturity date of the loan in 2030. This loan was performing in accordance with its modified loan terms at December 31, 2021.

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

We also originate a limited amount of construction loans to experienced developers, almost exclusively for the construction of residential real estate projects. Construction loans are also made to individuals for the construction of their personal residences. Construction loans to individuals are generally “interest-only” loans during the construction period, and convert to permanent, amortizing loans following the completion of construction. At December 31, 2021, construction loans totaled $7.1 million, or 0.5% of total loans receivable. At December 31, 2021, the additional unadvanced portion of these construction loans totaled $5.0 million.

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

Loan Originations, Purchases, Sales and Servicing. All mortgage loans that we originate are underwritten pursuant to our policies and procedures, which incorporate standard Freddie Mac underwriting guidelines. We originate both adjustable-rate and fixed-rate loans. However, in our market area, customer demand is primarily for fixed-rate loans. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Most of our one- to four-family residential mortgage loan originations are generated by our branch managers and employees located in our banking offices and our additional commissioned loan officers located in our corporate headquarters. We also advertise throughout our market area. We also receive loans from mortgage brokers, mortgage bankers and other financial institutions that work with our staff to process and close these loans. We underwrite and approve all of these loans. We also obtain mortgage loan applications and refer these applications to other financial institutions and mortgage bankers for a fee.  Mortgage loan applications are referred to other financial institutions and mortgage bankers because these companies may not require a full-appraisal of the property being mortgaged as we do, may offer better loan terms and may be able to close the loan faster.   In addition, we may decide to refer the loan application to another company because we do not want to add a loan with the applicable type of credit quality or collateral to our loan portfolio.  In 2021, we referred $84.2 million of mortgage loans to other financial institutions and mortgage bankers and received fees of $1.1 million.

We sell loans to assist us in managing interest rate risk. We sold residential mortgage loans held for sale (all fixed-rate loans, with terms of 10 years or longer) with principal balances of $36.2 million and $43.8 million during the years ended December 31, 2021 and 2020, respectively. We had no loans classified as held for sale at December 31, 2021 and five loans totaling $2.2 million classified as held for sale at December 31, 2020.

We sell our loans without recourse, except for normal representations and warranties provided in sales transactions. We primarily sell loans on a servicing released basis where servicing is transferred to a third party at the time the loan is sold. At December 31, 2021, we were servicing loans owned by others with a principal balance of $41.3 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. For the year ended December 31, 2021, we received servicing fees of $127,000. At December 31, 2021, substantially all of the loans serviced for Freddie Mac and Fannie Mae were performing in accordance with their contractual terms and we believe that there are no material repurchase obligations associated with these loans.

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

Territorial Savings Bank also uses automated systems to underwrite one- to four-family residential mortgage loans up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which was $822,375 in the State of Hawaii for 2021. We require appraisals of all real property securing one- to four-family residential real estate loans, and on property securing home equity loans and lines of credit. All appraisers are licensed appraisers and all third-party appraisers are approved by the Board of Directors annually.

Investments

Our Board of Directors has primary responsibility for establishing and overseeing our investment policy. The Board of Directors has delegated authority to implement the investment policy to our Investment Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Chief Financial Officer and our Vice President and Senior Treasury Analyst. The investment policy is reviewed at least annually by the Investment Committee, and any changes to the policy are subject to approval by the full Board of Directors. The overall objectives of the Investment Policy are to maintain a portfolio of high quality and diversified investments to maximize interest income over the long term and to minimize risk, to provide collateral for borrowings, to provide additional earnings when loan production is low, and to reduce our tax liability. The policy dictates that investment decisions give consideration to the safety of principal, liquidity requirements and potential returns. Our Senior Vice President and Chief Financial Officer executes our securities portfolio transactions as directed by the Investment Committee. All purchase and sale transactions are reported to the Board of Directors on a monthly basis.

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

Our current policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities. As of December 31, 2021, we held no asset-backed securities other than mortgage-backed securities. As a state savings bank, Territorial Savings Bank is not permitted to invest in equity securities. This general restriction does not apply to Territorial Bancorp Inc.

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

Our held-to-maturity securities at December 31, 2021 consisted of mortgage-backed securities with a carrying value of $636.4 million. At December 31, 2021, all of our mortgage-backed securities were issued by Fannie Mae, Freddie Mac or Ginnie Mae. At December 31, 2021, we did not have any securities classified as available-for-sale. At December 31, 2021, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date. The fair values of our securities are usually based on published or securities dealers’ market values.

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

Deposits. At December 31, 2021, deposits totaled $1.7 billion, or 89.7% of total liabilities. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of passbook and statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts and Super NOW accounts. Historically, we have not accepted brokered deposits. We accept deposits primarily from the areas in which our offices are located. We rely on our competitive pricing and products, convenient locations and quality customer service to attract and retain deposits.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, market interest rates, liquidity requirements and our deposit growth goals.

Borrowings. Our borrowings consist of advances from the FHLB and funds borrowed from securities sold under agreements to repurchase. At December 31, 2021, our FHLB advances totaled $141.0 million, or 7.5% of total liabilities, and securities sold under agreements to repurchase totaled $10.0 million, or 0.5% of total liabilities. At December 31, 2021, we had access to additional FHLB advances of up to $800.9 million. Advances from the FHLB are secured by our investment in the common stock of the FHLB as well as by a blanket pledge on our assets not otherwise pledged. Securities sold under agreements to repurchase are secured by mortgage-backed securities.

Subsidiary Activities

Territorial Savings Bank owns 100% of the common stock of Territorial Financial Services, Inc., a Hawaii corporation that is authorized to engage in insurance activities. At December 31, 2021, Territorial Savings Bank’s investment in Territorial Financial Services, Inc. was $12,000, and Territorial Financial Services, Inc. had assets of $75,000 at that date. During 2021, another subsidiary, Territorial Real Estate Co., Inc. was dissolved. Territorial Real Estate Co., Inc. was an inactive Hawaii corporation that was authorized to manage and dispose of problem real estate.

Personnel

As of December 31, 2021, we had 260 full-time employees and 11 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

Federal Tax. Territorial Bancorp Inc. is subject to a federal tax rate of 21.00% on its pre-tax income.

Method of Accounting. For federal income tax purposes, Territorial Bancorp Inc. currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31st for filing its consolidated federal income tax returns.

Net Operating Loss Carryovers. Prior to January 1, 2019, subject to certain limitations, a company may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. For net operating losses generated beginning January 1, 2019, there are no carry backs allowed and an unlimited carry forward period. At December 31, 2021, the Company did not have any net operating loss carry forwards for federal income tax purposes.

Corporate Dividends. We may exclude from our income 100% of dividends received from Territorial Savings Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. Territorial Bancorp Inc.’s 2011 federal income tax return was audited in 2013. The audit did not result in any material changes to the federal income tax return. Tax years 2018 to 2020 currently remain subject to examination by the IRS.

State Taxation

Territorial Bancorp Inc. and Territorial Savings Bank are subject to a franchise tax imposed under Hawaii law at a rate of 7.92% of pre-tax income. The pre-tax income to which the tax rate is applied is determined in a manner consistent with the taxable income determined for federal purposes with some adjustments. The principal adjustment to federal taxable income is the inclusion of interest received on municipal bonds in gross income for Hawaii franchise tax purposes and the exclusion of dividends received on Federal Home Loan Bank and Federal Reserve Bank stock.

Territorial Bancorp Inc.’s state franchise tax returns have not been audited in the most recent five-year period. Tax years 2018 to 2020 currently remain subject to examination by the Department of Taxation of the State of Hawaii.

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

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Territorial Savings Bank has chosen not to make an opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the Federal Reserve Board takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

At December 31, 2021, Territorial Savings Bank’s regulatory capital exceeded that required by the capital requirements.

Legislation enacted in May 2018 required federal banking agencies to establish a “community bank leverage ratio” of between 8 to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion. Institutions with capital meeting the specified requirements and electing to follow the alternative framework are deemed to comply with the applicable regulatory capital requirements, including the risk based requirements, and are considered well-capitalized under the prompt corrective action framework discussed below. A qualifying institution may opt in and out of the community bank leverage ratio on its quarterly call report. Territorial Savings Bank did not opt into the community bank leverage ratio framework.

The federal regulators issued a final rule that set the optional community bank leverage ratio at 9%, commencing the first quarter of 2020. Persuant to the Coronavirus Aid, Relief and Economic Security Act of 2020, the community bank leverage ratio was temporarily lowered to 8% in April 2020 and was increased to 8.5% for 2021 and 9% thereafter.

Prompt Corrective Action Regulations. Under prompt corrective action regulations, the Federal Reserve Board is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized member banks. The extent of supervisory action depends upon the degree of the institution’s undercapitalization. For this purpose, a member bank is placed in one of the following five categories based on the bank’s capital:

●	well-capitalized (at least 5% leverage capital, 8% Tier 1 risk-based capital, 10% total risk-based capital and 6.5% common equity Tier 1 risk-based capital);

●	adequately capitalized (at least 4% leverage capital, 6% Tier 1 risk-based capital, 8% total risk-based capital and 4.5% common equity Tier 1 risk-based capital);

●	undercapitalized (less than 4% leverage capital, 6% Tier 1 risk-based capital, 8% total risk-based capital or 4.5% common equity Tier 1 risk-based capital);

●	significantly undercapitalized (less than 3% leverage capital, 4% Tier 1 risk-based capital, 6% total risk-based capital or 3% common equity Tier 1 risk-based capital); and

●	critically undercapitalized (equal to or less than 2% tangible capital).

At December 31, 2021, Territorial Savings Bank met the criteria for being considered “well-capitalized.”

Capital Distributions. Federal Reserve member banks must receive the prior approval of the Federal Reserve Board to pay dividends: (i) if the total amount of all dividends declared during the calendar year (including the proposed dividend) exceeds the sum of the bank’s net income during the calendar year and retained net income of the prior two calendar years or (ii) in an amount that would exceed the bank’s undivided profits. Even if an application is not otherwise required, every savings bank that is a subsidiary of a savings and loan holding company must file a notice with the Federal Reserve Board at least 30 days before the Board of Directors declares a dividend.

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

The Federal Deposit Insurance Corporation charges insured depository institutions premiums to maintain the Deposit Insurance Fund. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, institutions deemed less risky pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. The assessment range (inclusive of possible adjustments) for insured institutions of less than $10 billion of total assets is 1.5 basis points to 30 basis points.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Federal Home Loan Bank System. Territorial Savings Bank is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of Des Moines, Territorial Savings Bank is required to acquire and hold shares of capital stock in the FHLB. As of December 31, 2021, Territorial Savings Bank held $8.2 million of capital stock in the FHLB of Des Moines and was in compliance with this requirement.

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

Permissible Activities. The business activities of savings and loan holding companies are generally limited to those activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations, unless the holding company has elected “financial holding company” status. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. Territorial Bancorp Inc. has not elected financial holding company status. Federal law generally prohibits the acquisition of more than 5% of a class of voting stock of a company engaged in impermissible activities.

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

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank and savings and loan holding companies. In general, the policy provides that dividends should be paid out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances, such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or where the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The guidance also provides for prior consultation with supervisory staff for material increases in the amount of a company’s common stock dividend. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.

The Federal Reserve Board policy statement also provides for regulatory review prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction in the amount of such equity instruments outstanding as of the end of a quarter compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of Territorial Bancorp Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Qualified Thrift Lender Test

Territorial Bancorp Inc. maintained its status as a savings and loan holding company in connection with Territorial Savings Bank’s 2014 conversion from a federal to a Hawaii savings bank charter. In order for Territorial Bancorp Inc. to remain regulated as a savings and loan holding company (rather than a bank holding company), Territorial Savings Bank is required to continue to satisfy the same qualified thrift lender (QTL) test that was applicable to it as a federal savings bank. The QTL test requires Territorial Savings Bank to either qualify as a “domestic building and loan association,” as defined by the Internal Revenue Code, or maintain at least 65% of “portfolio assets” in “qualified thrift investments,” primarily residential mortgages and related investments, including mortgage-backed and related securities. Territorial Savings Bank was in compliance with the QTL test at December 31, 2021.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as the Company unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under the Change in Bank Control Act, means ownership, control of or power to vote 25% or more of any class of voting stock. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, as is the case with Territorial Bancorp Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. We have policies, procedures and systems designed to ensure compliance with the Sarbanes-Oxley Act and related regulations.

ITEM 1A.	Risk Factors

Risks Related to the COVID-19 Pandemic

The economic impact of the COVID-19 outbreak could continue to adversely affect our financial condition and results of operations.

The COVID-19 pandemic caused significant economic dislocation in the United States, resulting in an unprecedented slow-down in economic activity. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Because the largest sector of Hawaii’s economy is the visitor industry, our market has been severely impacted by the pandemic. See the risk factor titled “Our local economy relies heavily on the tourism industry. Downturns in this industry could further affect our operations and results,” below. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. From time to time, we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be fully controlled and abated. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;

●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

●	disruptions to the global supply chain may have a destabilizing effect on financial markets, key market indices and overall economic activity;

●	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond loan deferral periods, which will adversely affect our net income;

●	the net worth and liquidity of our borrowers and any loan guarantors may decline, impairing their ability to honor commitments to us;

●	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend and reduce the amount of our shares we repurchase;

●	our cyber security risks are increased as the result of an increase in the number of employees working remotely;

●	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us;

●	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs; and

●	the productivity and availability of key personnel and other employees necessary to conduct business, including through issues with employee retention caused by the pandemic and related governmental actions or otherwise, may be negatively impacted.

Risks Related to our Lending Activities

Our lending activities provide lower interest rates than financial institutions that originate more commercial loans.

Our principal lending activity consists of originating one- to four-family residential real estate mortgage loans. As of December 31, 2021, these loans totaled $1.3 billion or 97.0% of total loans. We originate our loans with a focus on limiting credit risk and not to generate the highest return or create the greatest difference between the yield on our interest-earning assets and our cost of funds (interest rate spread).

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

At December 31, 2021, our portfolio of commercial real estate, construction and other nonresidential real estate loans totaled $18.6 million, or 1.4% of total loans. In addition, at December 31, 2021, our portfolio of commercial business loans totaled $7.9 million, or 0.6% of total loans. These loans generally expose us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate current economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was 0.2% of total loans at December 31, 2021, material additions to our allowance could materially decrease our net income. In addition, any future credit deterioration, including as a result of COVID-19, could require us to increase our allowance for loan losses in the future.

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

Our success depends primarily on the general economic conditions in the State of Hawaii, as nearly all of our loans are to customers in the state. Accordingly, the economic conditions in the State of Hawaii have a significant impact on the ability of borrowers to repay loans as well as our ability to originate new loans. As such, a decline in real estate valuations in this market would lower the value of the collateral securing those loans. In addition, significant weakening in general economic conditions such as the spread of COVID-19, inflation, recession, unemployment or other factors beyond our control could negatively affect our financial results. See “Item 1. Business – Market Area” for a discussion of the adverse impact of the COVID-19 pandemic on our market area.

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

Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Thus, any borrowing or funds needed to raise capital required to make a capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.

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

We are subject to certain capital requirements, which, along with other regulatory requirements, may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

In 2015, we became subject to the following minimum capital requirements: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. In January 2019, we became subject to a “capital conservation buffer” of 2.5%, resulting in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. A financial institution, such as Territorial Savings Bank, is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.

Territorial Savings Bank and Territorial Bancorp Inc. met all of these requirements, including the full 2.5% capital conservation buffer, as of December 31, 2021.

In addition to these capital requirements, Territorial Bancorp Inc. is subject to regulatory restrictions and notification requirements related to the payment of dividends and repurchases. For additional information, see “Item 1. Business—Supervision and Regulation.”

The application of these capital requirements and other regulatory requirements could, among other things, result in lower returns on equity, require the raising of additional capital, limits on the payment of dividends to shareholders and repurchases of our common stock and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. See “Supervision and Regulation—Federal Banking Regulation—Capital Distributions.”

Reductions in defense spending by the federal government could have a detrimental impact on Hawaii’s economy.

The defense industry, the second largest contributor to Hawaii’s economy after the visitor industry, accounts for about 8.5% of the state’s gross domestic product. The defense industry creates thousands of jobs for residents of the State. Cuts to defense and other general spending could have an adverse impact on Hawaii’s economy, which could adversely affect our financial condition and results of operations.

The foreclosure process may adversely impact our recoveries on non-performing loans

The judicial foreclosure process is protracted, which delays our ability to resolve non-performing loans through the sale of the underlying collateral. The longer timelines have been the result of the COVID-19 pandemic and related economic crisis, additional consumer protection initiatives related to the foreclosure process, increased documentary requirements and judicial scrutiny, and, both voluntary and mandatory programs under which lenders may consider loan modifications or other alternatives to foreclosure. These reasons and the legal and regulatory responses have impacted the foreclosure process and completion time of foreclosures for residential mortgage lenders. This may result in a material adverse effect on collateral values and our ability to minimize its losses.

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

As a result of our focus on one- to four-family residential real estate loans and the low demand for adjustable-rate loans in our market area, the interest rates we earn on our loans are generally fixed for long periods of time. Additionally, many of our securities investments are of long maturities with fixed interest rates. Like many savings institutions, our focus on deposit accounts as a source of funds, which have no stated maturity date or shorter contractual maturities than loans, results in our liabilities having a shorter duration than our assets. For example, as of December 31, 2021, 94.9% of our loans had maturities of 15 years or longer, while 76.4% of our certificates of deposits had maturities of one year or less. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets, such as loans and investments, likely will not increase as rapidly as the interest paid on our liabilities, such as deposits. Furthermore, our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. In a period of declining interest rates, the interest income earned on our assets likely will decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities, thereby requiring us to reinvest these cash flows at lower interest rates. In 2020, the Federal Open Market Committee of the Federal Reserve Board (the “FOMC”) lowered the federal funds rate to near zero percent. More recently, the FOMC has indicated it expects to increase rates starting in 2022.

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2021, the fair value of our investment in held-to-maturity securities totaled $635.0 million. Net unrealized losses on these securities totaled $1.5 million at December 31, 2021.

At December 31, 2021, our “rate shock” analysis indicated that our economic value of equity (the difference between the market value of our assets and the market value of our liabilities with adjustments made for off-balance sheet items) would decrease by $22.0 million if there was an instantaneous 200 basis point increase in market interest rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

A continuation of the historically low interest rate environment may adversely affect our net interest income and profitability.

In recent years the Federal Reserve Board’s policy has been to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. Interest rates at these historically low levels have increased repayments on higher yielding loans and mortgage-backed securities. Our ability to reinvest these repayments in loans and securities with similar yields may be limited. Our ability to reduce our interest expense by lowering the rates we offer on our savings products to maintain our net interest income may be limited at current interest rate levels. Our interest expense may increase as we access non-core funding sources or increase deposit rates to fund our operations. More recently, the FOMC has indicated it expects to increase rates starting in 2022.

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

Tourism is the largest sector of Hawaii’s economy. COVID-19 has had a significant impact on tourism. The Hawaii Tourism Authority reported spending declined by 27.0% in 2021 compared to 2019, the year prior to the COVID-19 pandemic. A downturn in the tourism industry, and the related loss of jobs or operating income for businesses, could have a significant impact on our ability to originate loans, and the ability of borrowers to repay loans, either of which could adversely affect our financial condition and results of operations. The downturn in the tourism industry may have a significant effect on our financial condition and results of operations. See “Item 1. Business – Market Area” for a discussion of the adverse impacts of the COVID-19 pandemic on our market area.

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

We are dependent upon the services of the members of our senior management team who direct our strategy and operations. Members of our senior management team, or lending personnel who possess expertise in our markets and key business relationships, could be difficult to replace. Our loss of these persons, or our inability to hire additional qualified personnel, or the need to hire additional employees or pay higher salaries to retain existing employees, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets.

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

As a state surrounded by water, rising sea levels and storm surges have effected and will continue to impact coastline properties and properties subject to tidal flooding.  Shoreline erosion and beach narrowing could negatively impact the real estate loans we have made on those properties. The location of the properties that are subject of loans can result in customers being required to purchase more flood insurance than borrowers of other banks, which can increase borrowers’ cost and reduce our loan originations. Rising sea levels and tidal actions can also result in roads and highways becoming unusable, requiring population relocation and/or significant expenses to construct new roads and highways.  Furthermore, as tourism is the State’s largest industry, climate change could negatively impact the weather of Hawaii, which is one of the leading reasons for visitors to travel to the State. Scientists have indicated that climate change may increase the intensity of tropical storms and hurricanes.

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

A recently contaminated drinking water shaft on the Island of Oahu could significantly affect our operations and results.

In November 2021, it was reported that a U.S. Navy drinking water shaft had become contaminated with jet fuel. The related facility is approximately 100 feet from a groundwater aquifer that supplies a majority of the total water used on the Island of Oahu, including the City of Honolulu. The Hawaii Board of Water Supply has discontinued the use of certain wells in response to the possibility of contamination. In addition to the health risks posed to residents and businesses on Oahu, it is possible that water service may not be provided for ongoing construction projects, which could result in a reduction in new home sales and a related reduction in loan originations for new home purchases, as well as reductions in employment in the construction industry and related sales of materials. Accordingly, this event or the occurrence of any similar man-made disaster event could have a material adverse effect on our business, which, in turn, could adversely affect our financial condition and results of operations.

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes and other issues. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Risks Related to Competitive and Strategic Matters

Strong competition within our market areas may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market areas. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected. Competitive factors driven by consumer sentiment or otherwise can also reduce our ability to generate fee income, such as through overdraft fees. For additional information see “Item 1. Business—Competition.”

The building of market share through de novo branching could cause our expenses to increase faster than revenues.

We may continue to build market share in the State of Hawaii through de novo branching. There are considerable costs involved in opening branches that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion can be expected to negatively impact our earnings for some period of time until certain economies of scale are reached. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, our business expansion may not be successful after establishment.

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

Our employee stock ownership plan purchased 8% of the total shares of common stock sold in our stock offering in 2009 using funds borrowed from Territorial Bancorp Inc. We record annual employee stock ownership plan expense in an amount equal to the fair value of the shares of common stock released to employees over the 20-year term of the loan. If the value of the shares of common stock appreciates up to the time shares are released, compensation expense relating to the employee stock ownership plan will increase and our net income will decline.

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

We operate from our corporate office in Honolulu, Hawaii, and from our 29 full-service branches located in the State of Hawaii. Of our 29 branches, 24 are located on the island of Oahu, and all but one of our branches are leased properties. The net book value of our premises, land and equipment was $4.1 million at December 31, 2021.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2021, we were not involved in any legal proceedings, the outcome of which we believe would be material to our financial condition or results of operations.

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

(e)Stock Repurchases. The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended December 31, 2021:

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average Price	Part of Publicly	That May Yet be
	of Shares	Paid per	Announced Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs (1)
October 1, 2021 through October 31, 2021	18,102	$25.01	18,102	$—
November 1, 2021 through November 30, 2021	—	—	—	—
December 1, 2021 through Deember 31, 2021	—	—	—	—

Total	18,102	$25.01	18,102	$—

(1)	On October 28, 2021, the Board of Directors of Territorial Bancorp Inc. announced the completion of its tenth share repurchase program. Under this repurchase program, the Company was authorized to repurchase up to $5,000,000 of the Company’s outstanding shares. On February 2, 2022, the Board of Directors announced an eleventh share repurchase program. Under this repurchase program, the Company may repurchase up to $5,000,000 of the Company’s outstanding shares.

(2)

ITEM 6.[Reserved]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have continued our focus on originating one- to four-family residential real estate loans. Our emphasis on conservative loan underwriting has resulted in continued low levels of nonperforming assets. Our nonperforming assets, which include nonaccrual loans, totaled $3.3 million, or 0.15% of total assets at December 31, 2021, compared to $4.4 million, or 0.21% of total assets at December 31, 2020. For the year ended December 31, 2021, we reversed $1.6 million in provisions for loan losses and for the year ended December 31, 2020, we recorded provisions for loan losses of $1.6 million. The qualitiative factors used to calculate the allowance for loan losses were raised in 2020 because of loan payment deferrals related to the COVID-19 pandemic and the increase in Hawaii’s unemployment rate. The reversal of loan loss provisions in 2021 occurred primarily due to a decrease in the qualitative factors used to calculate the allowance for loan losses because of a decrease in Hawaii’s unemployment rate and in the amount of loans in the loan payment deferral program.

Our operations are affected by our efforts to manage our interest rate risk position. In 2021 and 2020, we sold $36.2 million and $43.8 million, respectively, of fixed-rate mortgage loans. We had a net decrease in public deposits of $44.2 million and $81.6 million in 2021 and 2020, respectively. In 2021 and 2020, we restructured $20.0 million and $82.0 million, respectively, of FHLB advances to lower the average cost of FHLB advances and extend the average maturity date. See “—Management of Market Risk” for a discussion of the actions we have taken in managing interest rate risk.

All of Territorial Savings Bank’s investments in mortgage-backed securities and collateralized mortgage obligations have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. These agencies guarantee the payment of principal and interest on the Bank’s mortgage-backed securities. We do not own any preferred stock issued by Fannie Mae or Freddie Mac. As of December 31, 2021 and 2020, our additional borrowing capacity at the FHLB of Des Moines was $800.9 million and $807.2 million, respectively.

Critical Accounting Policies and Estimates

We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies:

Allowance for Loan Losses. We maintain an allowance for loan losses at an amount estimated to equal all credit losses incurred in our loan portfolio that are both probable and reasonable to estimate at a balance sheet date. The allowance for loan losses includes quantitative and qualitative components. The qualitative component has a higher degree of management subjectivity and includes factors such as:

●	changes in lending policies and procedures, including changes in underwriting standards and collections, charge-off and recovery practices;

●	changes in international, national, regional and local economic business conditions and developments that affect the collectibility of the portfolio;

●	changes in the bank’s internal loan review system;

●	changes in the experience, depth and ability of personnel in the mortgage loan origination and loan servicing departments;

●	changes in the volume and severity of past due loans, the volume of nonaccrual loans and classified assets;

●	changes in the nature and volume of loans being originated;

●	changes in the value of underlying collateral for collateral dependent loans;

●	existence and any changes in concentrations of credit;

●	external factors such as competition, legal and regulatory requirements on the level of estimated credit losses in the existing loan portfolio; and

●	changes in the amount of loans with payment deferrals.

The qualitative factors used to estimate losses relate to factors that are not captured in historical loss rates and which involves significant amount of management judgement.

Since we cannot predict with certainty the amount of loan charge-offs that will be incurred and because the eventual level of loan charge-offs is affected by numerous conditions beyond our control, a range of loss estimates can reasonably be used to determine the allowance for loan losses and the related provisions for loan losses. A 10% increase in Hawaii’s unemployment rate would increase loan loss provisions by approximately $96,000. A 10% increase in the peer group factor used to calculate the allowance for loan losses on construction, land and commercial real estate loans would increase loan loss provisions by approximately $42,000. A peer group factor calculated using the losses reported by other banks in Hawaii on similar loans is used because the Bank does have a limited loss history on these types of loans. A 10% increase in the qualitative factor on owner-occupant and non-owner occupant loans would increase loan loss provisions by approximately $34,000. A 10% increase in the amount of loans in the loan payment deferral program would increase loan loss provisions by approximately $28,000. A 10% increase in historical losses would increase loan loss provisions by approximately $5,000. A change in home prices in Hawaii is not expected to have a material impact on loan loss provisions as the ratio of the average loan balance to the tax-assessed value of the property securing the loan was only 46.3% at December 31, 2021.

Securities Impairment. We periodically perform analyses to determine whether there has been an other-than-temporary decline in the value of our securities. Our held-to-maturity securities consist primarily of debt securities for which we have a positive intent and ability to hold to maturity and are carried at amortized cost. Available-for-sale securities are carried at fair value. All of our securities are issued by U.S. government sponsored agencies which guarantee the payment of principal and interest. We conduct a quarterly review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, we would adjust the cost basis of the security by writing down the security for any credit losses through a charge on the income statement. The fair value of investment securities are obtained from independent third party pricing services and are based on pricing models that consider bid and ask prices and prices at which similar securities traded. The market values of our securities are affected by changes in interest rates as well as shifts in the market’s perception of the issuers.

Deferred Tax Assets. Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. A valuation allowance may be required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. There was no valuation allowance for deferred tax assets as of December 31, 2021 and 2020.

Defined Benefit Retirement Plan. Defined benefit plan obligations and related assets of our defined benefit retirement plan are presented in Note 17 of the Notes to Consolidated Financial Statements. Effective December 31, 2008, the defined benefit retirement plan was frozen and all plan benefits were fixed as of that date. Plan assets, which consist primarily of marketable equity securities and mutual funds, are typically valued using market quotations. Plan obligations and the annual pension expense are determined by an independent actuary through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate, we utilize a yield that reflects the top 50% of the universe of bonds, ranked in the order of the highest yield. These bonds provide cash flows that match the timing of expected benefit payments. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.

At December 31, 2021, we used weighted-average discount rates of 2.50% and 2.90% for calculating annual pension expense and projected plan liabilities, respectively, and an expected long-term rate of return on plan assets of 7.00% for calculating annual pension expense. For both the discount rate and the asset return rate, a range of estimates could reasonably have been used, which would affect the amount of pension expense and pension liability recorded.

A decrease in the discount rate or an increase in the asset return rate would have reduced our pension expense in 2021, while an increase in the discount rate or a decrease in the asset return rate would have the opposite effect. A 25 basis point decrease in the discount rate assumptions would have decreased our 2021 pension expense by $12,000 and would have increased our year-end 2021 pension liability by $649,000, while a 25 basis point decrease in the asset return rate would have increased our 2021 pension expense by $52,000.

Selected Financial Data

	At December 31,
	2021	2020

	(In thousands)
Selected Financial Condition Data:

Total assets	$2,130,602	$2,110,799
Cash and cash equivalents	99,859	363,543
Investment securities held to maturity	636,442	247,642
Loans receivable, net	1,302,824	1,406,995
Bank-owned life insurance	51,423	45,644
Deposits	1,681,828	1,659,800
Advances from the Federal Home Loan Bank	141,000	141,000
Securities sold under agreements to repurchase	10,000	10,000
Total stockholders’ equity	256,322	248,708

	Year Ended December 31,
	2021	2020

	(In thousands)
Selected Operating Data:

Interest income	$60,301	$69,757
Interest expense	6,276	12,191
Net interest income	54,025	57,566
(Reversal of provision) provision for loan losses	(1,592)	1,625
Net interest income after (reversal of provision) provision for loan losses	55,617	55,941
Noninterest income	6,472	6,804
Noninterest expense	38,286	37,425
Income before income taxes	23,803	25,320
Income taxes	6,373	6,715
Net income	$17,430	$18,605

	At or for the Year Ended December 31,
	2021	2020
Selected Financial Ratios (expressed as percentages) and Other Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.82%	0.89%
Return on average equity (ratio of net income to average equity)	6.90%	7.53%
Interest rate spread (1)	2.59%	2.76%
Net interest margin (2)	2.65%	2.85%
Efficiency ratio (3)	63.29%	58.14%
Noninterest expense to average total assets	1.80%	1.79%
Average interest-earning assets to average interest-bearing liabilities	116.45%	115.81%
Average equity to average total assets	11.87%	11.79%
Basic earnings per share	$1.92	$2.03
Diluted earnings per share	$1.90	$2.01
Dividend payout ratio (4)	53.40%	50.75%

Asset Quality Ratios:
Nonperforming assets to total assets	0.15%	0.21%
Nonperforming loans to total loans	0.25%	0.31%
Allowance for loan losses to nonperforming loans	81.37%	96.75%
Allowance for loan losses to total loans	0.20%	0.30%

Capital Ratios (bank-level only):
Total capital (to risk-weighted assets)	26.78%	27.99%
Common equity Tier 1 capital (to risk-weighted assets)	26.47%	27.49%
Tier I capital (to risk-weighted assets)	26.47%	27.49%
Tier I capital (to total assets)	11.09%	11.38%

Other Data:
Number of full-service offices	29	29
Full-time equivalent employees	266	273
(1)	The average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	The dividend payout ratio represents cash dividends declared per share divided by diluted earnings per share.

Balance Sheet Analysis

Assets. At December 31, 2021, our assets were $2.1 billion, an increase of $19.8 million, or 0.9%, from December 31, 2020. The increase was primarily caused by a $385.2 million increase in total investment securities, which was partially offset by a $263.7 million decrease in cash and cash equivalents and a $106.4 million decrease in total loans.

Cash and Cash Equivalents. At December 31, 2021, our cash and cash equivalents were $99.9 million, a decrease of $263.7 million, or 72.5% from December 31, 2020. The decrease was primarily due to a $385.2 million increase in total investment securities, which was partially offset by a $106.4 million decrease in total loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2021		2020
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$1,267,537	96.97%	$1,366,507	96.74%
Multi-family residential	5,468	0.42	7,245	0.51
Construction, commercial and other	18,590	1.42	19,074	1.35
Home equity loans and lines of credit	7,121	0.54	9,376	0.67
Other loans	8,470	0.65	10,321	0.73

Total loans	1,307,186	100.00%	1,412,523	100.00%

Other items:
Unearned fees and discounts, net	(1,693)		(1,266)
Allowance for loan losses	(2,669)		(4,262)

Loans receivable, net	$1,302,824		$1,406,995

The loan portfolio decreased from $1.4 billion at December 31, 2020 to $1.3 billion at December 31, 2021 as loan repayments and sales exceeded new loan originations.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled maturities of our loan portfolio at December 31, 2021. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to four-family		Multi-family residential		Construction, commercial		Home equity loans and
	residential real estate		real estate		and other real estate		lines of credit		Other loans		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
2022	$31	5.13%	$1,429	4.86%	$1,304	5.13%	$430	5.43%	$978	5.42%	$4,172	5.14%
2023 to 2026	2,022	3.92	1,027	5.71	1,825	5.39	2,580	5.34	1,099	4.80	8,553	4.99
2027 to 2036	41,889	3.98	2,413	3.77	6,864	4.04	3,352	5.02	6,393	3.41	60,911	3.98
2037 and beyond	1,223,595	3.45	599	4.25	8,597	3.81	759	5.22	—	-	1,233,550	3.45

Total	$1,267,537	3.47%	$5,468	4.47%	$18,590	4.14%	$7,121	5.18%	$8,470	3.82%	$1,307,186	3.49%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2021 that are contractually due after December 31, 2022.

	Due After December 31, 2022
	Fixed	Adjustable	Total

	(In thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$1,266,975	$531	$1,267,506
Multi-family residential	3,438	601	4,039
Construction, commercial and other	15,804	1,482	17,286
Home equity loans and lines of credit	573	6,118	6,691
Other loans	7,208	284	7,492
Total loans	$1,293,998	$9,016	$1,303,014

Securities. At December 31, 2021, our securities portfolio totaled $636.4 million, or 29.9% of assets. The securities portfolio increased from $251.2 million at December 31, 2020 to $636.4 million at December 31, 2021 as security purchases exceeded repayments and sales. All of the mortgage-backed securities were issued by Fannie Mae, Freddie Mac or Ginnie Mae and classified as held-to-maturity. At December 31, 2021, none of the underlying collateral consisted of subprime or Alt-A loans (traditionally defined as nonconforming loans having less than full documentation). At December 31, 2021, we held no common or preferred stock of Fannie Mae or Freddie Mac.

Any unrealized loss on individual mortgage-backed securities as of December 31, 2021 and 2020 was caused by increases in market interest rates. All of our mortgage-backed securities are guaranteed by U.S. government-sponsored enterprises or a U.S. government agency. Since the decline in market value has been attributable to changes in interest rates and not credit quality, we continue to have the intent not to sell these investments, and it is not more likely than not that we will be required to sell such investments prior to the recovery of the amortized cost basis, we have not considered these investments to be other-than-temporarily impaired as of December 31, 2021 and 2020.

Portfolio Maturities and Coupons. The composition and maturities of the investment securities portfolio at December 31, 2021 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent adjustments have been made, as we did not hold any tax-free investment securities at December 31, 2021.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Coupon	Cost	Coupon	Cost	Coupon	Cost	Coupon	Cost	Fair Value	Coupon

	(Dollars in thousands)
Held to Maturity:
U.S. government sponsored mortgage-backed securities:
Fannie Mae	$—	—%	$16	2.40%	$21	2.42%	$363,109	2.08%	$363,146	$360,500	2.08%
Freddie Mac	—	—	—	—	—	—	258,589	2.17	258,589	259,431	2.17
Collateralized mortgage obligations (1)	—	—	—	—	—	—	1,794	1.61	1,794	1,788	1.61
Ginnie Mae	—	—	—	—	7	1.84	12,906	2.80	12,913	13,268	2.80
Total U.S. government sponsored mortgage-backed securities	$—	—%	$16	2.40%	$28	2.28%	$636,398	2.13%	$636,442	$634,987	2.13%

(1)	All of our collateralized mortgage obligations have been issued by Fannie Mae, Freddie Mac or Ginnie Mae.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is nontaxable. Interagency federal guidance generally limits our investment in bank-owned life insurance to 25% of the Bank’s Tier 1 capital plus our allowance for loan losses. At December 31, 2021, this limit was $59.6 million, and we had invested $51.4 million in bank-owned life insurance at that date.

Deposits. At December 31, 2021, deposits totaled $1.7 billion, or 89.7% of total liabilities. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts and Super NOW accounts. Historically, we have not accepted, and do not currently have, brokered deposits. We accept deposits primarily from the areas in which our offices are located. We rely on our competitive pricing and products, convenient locations and quality customer service to attract and retain deposits.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, market interest rates, liquidity requirements and our deposit growth goals.

During the year ended December 31, 2021, our deposits grew by $22.0 million, or 1.3%. The growth in deposits was primarily due to increases of $74.4 million in savings and $42.8 million in checking accounts, which were partially offset by a $96.7 million decrease in certificates of deposit for the year ended December 31, 2021. The increase in savings and checking accounts and the decrease in certificates of deposit occurred as some customers with matured certificates of deposit transferred their funds to savings accounts as interest rates on certificates of deposit declined. The decrease in certificates of deposit also included a planned $44.2 million decrease in public deposits. We allowed public deposits to mature because they have shorter maturity dates and are more interest rate-sensitive than other sources of funds.

At December 31, 2021, we had a total of $225.1 million in certificates of deposit, of which $171.9 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity.

The following table sets forth the distribution of our average total deposit accounts (including interest-bearing and non-interest-bearing deposits), by account type, for the periods indicated.

	For the Year Ended December 31,
	2021			2020
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate

	(Dollars in thousands)
Deposit type:
Non-interest-bearing	$67,341	4.0%	—%	$58,007	3.5%	—%
Savings accounts	1,060,016	63.5	0.10%	946,505	57.6	0.26%
Certificates of deposit	264,754	15.9	1.07%	409,758	24.9	1.58%
Money market	5,508	0.3	0.18%	5,845	0.4	0.34%
Checking and Super NOW	272,375	16.3	0.02%	223,770	13.6	0.02%

Total deposits	$1,669,994	100.0%	0.25%	$1,643,885	100.0%	0.57%

The following table sets forth uninsured deposits (in excess of $250,000). We have no deposits that are uninsured for any other reason.

	At December 31,
	2021	2020

	(In thousands)
Uninsured non-maturity deposits:	$270,049	$231,265

Uninsured deposits with remaining maturities:
Three months or less	$79,924	$16,646
Over three months to six months	5,107	7,329
Over six months to twelve months	11,876	5,986
Over twelve months	9,715	9,153
	$106,622	$39,114

Total uninisured deposits	$376,671	$270,379

As of December 31, 2021, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $250,000 was $109.6 million. As of December 31, 2021, certificates of deposit owned by state and local governments in amounts greater than or equal to $250,000 was $81.9 million. The following table sets forth the maturity of certificates of deposit in amounts greater than or equal to $250,000 as of December 31, 2021.

At December 31, 2021
(In thousands)
Three months or less	$82,884
Over three months through six months	5,599
Over six months through one year	13,459
Over one year to three years	7,381
Over three years	283

Total	$109,606

Borrowings. Our borrowings consist of advances from the FHLB and funds borrowed under securities sold under agreements to repurchase. At December 31, 2021, our FHLB advances totaled $141.0 million, or 7.5% of total liabilities and our securities sold under agreements to repurchase totaled $10.0 million, or 0.5% of total liabilities. At December 31, 2021, we had the capability to borrow up to $800.9 million in the form of additional advances from the Federal Home Loan Bank.

During the year ended December 31, 2021, our total borrowings remained constant at $151.0 million. During the year ended December 31, 2021, we restructured $20.0 million of FHLB advances.  This transaction lowered the average cost of FHLB advances from 1.52% to 1.45% and extended the average maturity date from 3.02 years to 3.39 years. The restructuring was accounted for as a continuation of the existing borrowings with any prepayment fees recognized as an adjustment to the future cost of the restructured advances. We primarily funded our operations with additional deposits, borrowings, proceeds from loan and security sales and principal repayments on loans and mortgage-backed securities.

Stockholders’ Equity. At December 31, 2021, our stockholders’ equity was $256.3 million, an increase of $7.6 million, or 3.1%, from $248.7 million at December 31, 2020. The increase in stockholders’ equity occurred primarily as our net income, the increase in capital from the allocation of ESOP shares and the decrease in accumulated comprehensive loss on the unfunded pension liability exceeded dividends declared and shares repurchased. The decrease in the other comprehensive loss on the unfunded pension liability is discussed in Note 21 of the Notes to Consolidated Financial Statements.

Average Balances and Yields

The following table sets forth average balance sheets, average yields and rates, and certain other information for the years indicated. No tax-equivalent yield adjustments were made, as we did not hold any tax-free investments. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are amortized or accreted to interest income of $501,000 and $579,000 for 2021 and 2020, respectively.

	For the Year Ended December 31,
	2021			2020
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate

	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (1)	$1,289,057	$46,880	3.64%	$1,474,736	$56,692	3.84%
Multi-family residential	6,636	302	4.55	9,028	413	4.57
Construction, commercial and other	18,625	820	4.40	22,193	1,010	4.55
Home equity loans and lines of credit	7,838	389	4.96	9,905	577	5.83
Other loans	9,078	349	3.84	10,629	482	4.53
Total loans	1,331,234	48,740	3.66	1,526,491	59,174	3.88
Investment securities:
U.S. government sponsored mortgage-backed securities (1)	482,525	10,729	2.22	327,882	9,615	2.93
Total securities	482,525	10,729	2.22	327,882	9,615	2.93
Other	228,408	832	0.36	162,086	968	0.60
Total interest-earning assets	2,042,167	60,301	2.95	2,016,459	69,757	3.46
Non-interest-earning assets	86,040			79,232
Total assets	$2,128,207			$2,095,691

Interest-bearing liabilities:
Savings accounts	$1,060,016	1,074	0.10%	$946,505	2,486	0.26%
Certificates of deposit	264,754	2,835	1.07	409,758	6,459	1.58
Money market accounts	5,508	10	0.18	5,845	20	0.34
Checking and Super NOW accounts	272,375	56	0.02	223,770	48	0.02
Total interest-bearing deposits	1,602,653	3,975	0.25	1,585,878	9,013	0.57
Federal Home Loan Bank advances	141,000	2,117	1.50	145,276	2,996	2.06
Securities sold under agreements to repurchase	10,000	184	1.84	10,000	182	1.82
Total interest-bearing liabilities	1,753,653	6,276	0.36	1,741,154	12,191	0.70
Non-interest-bearing liabilities	121,839			107,373
Total liabilities	1,875,492			1,848,527
Stockholders’ equity	252,715			247,164
Total liabilities and stockholders’ equity	$2,128,207			$2,095,691

Net interest income		$54,025			$57,566
Net interest rate spread (2)			2.59%			2.76%
Net interest-earning assets (3)	$288,514			$275,305
Net interest margin (4)			2.65%			2.85%
Interest-earning assets to interest-bearing liabilities	116.45%			115.81%
(1)	Average balance includes loans or investments held to maturity and available for sale, as applicable.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments for 2021 or 2020.

	Year Ended December 31,
	2021 vs. 2020
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential	$(6,868)	$(2,944)	$(9,812)
Multi-family residential	(109)	(2)	(111)
Construction, commercial and other	(158)	(32)	(190)
Home equity loans and lines of credit	(110)	(78)	(188)
Other loans	(66)	(67)	(133)
Total loans	(7,311)	(3,123)	(10,434)
U.S. government sponsored mortgage-backed securities	2,286	(1,172)	1,114
Other	(2,992)	2,856	(136)

Total interest-earning assets	(8,017)	(1,439)	(9,456)

Interest-bearing liabilities:
Savings accounts	342	(1,754)	(1,412)
Certificates of deposit	(1,901)	(1,723)	(3,624)
Money market accounts	(2)	(8)	(10)
Checking and Super NOW accounts	10	(2)	8
Total interest-bearing deposits	(1,551)	(3,487)	(5,038)
Federal Home Loan Bank advances	(86)	(793)	(879)
Securities sold under agreements to repurchase	—	2	2

Total interest-bearing liabilities	(1,637)	(4,278)	(5,915)

Change in net interest income	$(6,380)	$2,839	$(3,541)

Comparison of Operating Results for the Years Ended December 31, 2021 and 2020

General. Net income decreased by $1.2 million, or 6.3%, to $17.4 million for the year ended December 31, 2021 from $18.6 million for the year ended December 31, 2020. The decrease in net income was primarily due to a $3.5 million decrease in net interest income, an $861,000 increase in noninterest expense and a $332,000 decrease in noninterest income. These decreases in net income were partially offset by a $3.2 million decrease in loan loss provisions and a $342,000 decrease in income taxes.

Net Interest Income. Net interest income decreased by $3.5 million, or 6.2%, to $54.0 million for the year ended December 31, 2021 from $57.6 million for the year ended December 31, 2020. Interest income decreased by $9.5 million, or 13.6%, to $60.3 million for the year ended December 31, 2021 from $69.8 million for the year ended

December 31, 2020. The decrease in interest income occurred primarily because of a $195.3 million decrease in the average loan balance, which was augmented by a 22 basis point decrease in the average loan yield. Interest expense decreased by $5.9 million, or 48.5%, to $6.3 million for the year ended December 31, 2021 from $12.2 million for the year ended December 31, 2020. The decrease in interest expense was primarily due to a 32 basis point decline in the average cost of deposits. This decrease in the average cost of deposits was partially offset by a $16.8 million increase in the average deposit balance. The interest rate spread and net interest margin were 2.59% and 2.65%, respectively, for the year ended December 31, 2021, compared to 2.76% and 2.85%, respectively, for the year ended December 31, 2020. The decrease in the interest rate spread was due to the decrease in the yield on interest-earning assets that was partially offset by the decrease in the cost of interest-bearing liabilities. The decrease in the net interest margin was due to a decrease in net interest income and an increase in the average balance of interest-earning assets.

Interest Income. Interest income decreased by $9.5 million, or 13.6%, to $60.3 million for the year ended December 31, 2021 from $69.8 million for the year ended December 31, 2020. Interest income on loans decreased by $10.4 million, or 17.6%, to $48.7 million for the year ended December 31, 2021 from $59.2 million for the year ended December 31, 2020. The decrease in interest income on loans occurred because the average balance of loans decreased by $195.3 million, or 12.8%, as loan repayments and sales exceeded new loan originations. The decrease in interest income that occurred because of the decrease in the loan portfolio was augmented by a 22 basis point decrease in the average loan yield to 3.66% for the year ended December 31, 2021 compared to 3.88% for the year ended December 31, 2020. The decrease in the average yield on loans occurred primarily because of the payoff of higher yielding loans and the origination of new loans with lower yields, as a result of the low interest rate environment. Interest income on investment securities increased by $1.1 million, or 11.6%, to $10.7 million for the year ended December 31, 2021 from $9.6 million for the year ended December 31, 2020. The increase in interest income on securities occurred primarily because of a $154.6 million increase in the average securities balance, which was partially offset by a 71 basis point decrease in the average yield on securities. The increase in the average securities balance occurred as security purchases exceeded repayments and security sales. The decrease in the average yield on securities occurred as higher yielding securities were paid off and securities with lower yields were added to the portfolio, as a result of the low interest rate environment.

Interest Expense. Interest expense decreased by $5.9 million, or 48.5%, to $6.3 million for the year ended December 31, 2021 from $12.2 million for the year ended December 31, 2020. Interest expense on certificates of deposit decreased by $3.6 million, or 56.2%, to $2.8 million for the year ended December 31, 2021 from $6.5 million for the year ended December 31, 2020.  The decrease in interest expense on certificates of deposit occurred because of a $145.0 million decrease in the average balance of certificates of deposit and a 51 basis point decrease in the average cost of certificates of deposit. The decrease in the average balance and the average cost of certificates of deposit occurred as higher costing certificates matured and depositors rolled over the balances into savings accounts with lower interest rates, as interest rates on certificates of deposit declined due to the low interest rate environment.

Provision for Loan Losses. For the years ended December 31, 2021 and 2020, we had net chargeoffs of $1,000 and $75,000, respectively. Based on our analysis of the factors described in “—Allowance for Loan Losses,” we recorded a reversal of provisions for loan losses of $1.6 million and provisions for loan losses of $1.6 million for the years ended December 31, 2021 and 2020, respectively. The decrease in loan loss provisions from 2020 to 2021 was primarily due to a decrease in the qualitiative factors used to calculate the allowance for loan losses. The qualitative factors were raised in 2020 because of loan payment deferrals related to the COVID-19 pandemic and Hawaii’s unemployment rate increase due to layoffs that resulted from the government mandates to minimize the spread of COVID-19. The reversal of loan loss provisions is primarily due to a decrease in the qualitative factors used to calculate the allowance for loan losses. The decrease in qualitative factors can be primarily attributed to a decrease in the amount of loan payment deferrals and a decrease in Hawaii’s unemployment rate. The reversal of provision/provision for loan losses recorded resulted in ratios of the allowance for loan losses to total loans of 0.20% and 0.30% at December 31, 2021 and December 31, 2020, respectively. Nonaccrual loans totaled $3.3 million and $4.4 million at December 31, 2021 and 2020, respectively. To the best of our knowledge, at December 31, 2021 and 2020, we had provided for all losses that are both probable and can be reasonably estimated at those respective dates.

Noninterest Income. The following table summarizes changes in noninterest income for the years ended December 31, 2021 and 2020.

	Year Ended December 31,		Change 2021/2020
	2021	2020	$ Change	% Change

	(Dollars in thousands)
Service and other fees	$2,463	$2,662	$(199)	(7.5)%
Income on bank-owned life insurance	779	807	(28)	(3.5)%
Gain on sale of investment securities	1,840	1,320	520	39.4%
Gain on sale of loans	663	1,626	(963)	(59.2)%
Other	727	389	338	86.9%
Total	$6,472	$6,804	$(332)	(4.9)%

Noninterest income decreased by $332,000 for the year ended December 31, 2021 compared to the year ended December 31, 2020. During the years ended December 31, 2021 and 2020, we sold mortgage loans held for sale with principal balances of $36.2 million and $43.8 million, respectively, and recognized gains of $663,000 and $1.2 million, respectively. During 2020, we securitized fixed-rate mortgage loans and received mortgage-backed securities and recognized a net gain of $377,000 on the transaction. There were no securitization transactions in 2021. The decrease in service and other fees was primarily due to a decrease in broker fee income which is earned when we referred mortgage loan applications to other financial institutions and mortgage bankers. In 2021 and 2020, we sold $22.1 million and $15.8 million, respectively, of held-to-maturity mortagage-backed securities and recorded gains of $1.5 million and $1.0 million, respectively. The sale of these held-to-maturity mortgage-backed securities, for which we had already collected a substantial portion of the outstanding purchased principal (at least 85%), were in accordance with the Investments — Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of its intent to hold the remaining securities in the held-to-maturity portfolio to maturity. Other income increased in 2021 due to an increase in the return on assets in our defined benefit pension plan and a reduction in the interest costs on the benefit obligation increased the pension income for the year.

Noninterest Expense. The following table summarizes changes in noninterest expense for the years ended December 31, 2021 and 2020.

	Year Ended December 31,		Change 2021/2020
	2021	2020	$ Change	% Change

	(Dollars in thousands)
Salaries and employee benefits	$22,091	$21,741	$350	1.6%
Occupancy	6,486	6,684	(198)	(3.0)%
Equipment	4,483	4,666	(183)	(3.9)%
Federal deposit insurance premiums	565	352	213	60.5%
Other general and administrative expenses	4,661	3,982	679	17.1%
Total	$38,286	$37,425	$861	2.3%

Noninterest expense increased by $861,000 to $38.3 million for the year ended December 31, 2021 from $37.4 million for the year ended December 31, 2020. Other general and administrative expenses increased primarily due to an increase in legal fees, other loan expenses, and advertising expenses. Salaries and employee benefits expense increased primarily due to an increase in health insurance expense and a decrease in deferred salary expenses for originating new loans. These increases in salaries and employee benefits expense were partially offset by a decrease in equity incentive plan costs. The increase in federal deposit insurance premiums was primarily due to credits that were received in the prior year because the FDIC insurance fund was over-capitalized. The decrease in occupancy expense was primarily due to a decrease in leasehold improvement depreciation expense. The decrease in equipment expense was primarily due to a decrease in service bureau expense.

Income Tax Expense. Income tax expense for 2021 was $6.4 million with an effective tax rate of 26.8% compared to $6.7 million with an effective tax rate of 26.5% in 2020. Income tax expense for 2020 included $63,000 of tax benefits from the exercise of stock options and $118,000 of proceeds on bank-owned life insurance that were not taxable and which lowered the effective tax rate. There were no benefits from the exercise of stock options or proceeds on bank-owned life insurance in 2021.

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

Loans are generally placed on nonaccrual status when payment of principal or interest is more than 90 days contractually delinquent or when, in the opinion of management, collection of principal or interest in full appears doubtful. When loans are placed on a nonaccrual status, unpaid accrued interest is fully reversed. The payments received on nonaccrual loans are recorded as a reduction of principal. The loan may be returned to accrual status if both principal and interest payments are brought current and full payment of principal and interest is expected.

Nonperforming Assets. The table below sets forth the amounts and categories of our nonperforming assets (loans and real estate owned) at the dates indicated.

	At December 31,
	2021	2020

	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
First mortgage:
One- to four-family residential	$3,261	$4,382
Home equity loans and lines of credit	19	23
Total nonaccrual loans	3,280	4,405

Real estate owned:
Real estate loans:
First mortgage:
One- to four-family residential	—	—
Total real estate owned	—	—

Total nonperforming assets	3,280	4,405

Loans delinquent 90 days or greater and still accruing interest	24	—

Restructured loans still accruing interest:
Real estate loans:
First mortgage:
One- to four-family residential	551	565
Total restructured loans still accruing interest	551	565

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$3,855	$4,970

Ratios:
Nonperforming loans to total loans	0.25%	0.31%
Nonperforming assets to total assets	0.15%	0.21%

We had four troubled debt restructurings totaling $891,000 as of December 31, 2021 that were considered to be impaired. These four loans were one- to four-family residential mortgage loans. Two of the loans, totaling $425,000, were performing in accordance with their restructured terms and accruing interest at December 31, 2021. One of the loans, totaling $340,000, was performing in accordance with its restructured terms but not accruing interest at December 31, 2021. One of the loans for $126,000 was 59 days delinquent and accruing interest at December 31, 2021. We had five troubled debt restructurings totaling $1.0 million as of December 31, 2020 that were considered to be impaired. These five loans were one- to four-family residential mortgage loans. Three of the loans, totaling $565,000, were performing in accordance with their restructured terms and accruing interest at December 31, 2020. Two of the loans, totaling $467,000, were performing in accordance with their restructured terms but not accruing interest at December 31, 2020. There were no new troubled debt restructurings in 2021 or 2020. The Coronavirus Aid, Relief and Economic Security (CARES) Act provided relief to financial institutions from categorizing eligible loan modifications as troubled debt restructurings over the remaining life of the modified loan. Eligible loan modifications under the CARES Act were required to be related to the COVID-19 pandemic and the borrower’s payments must not have been more than 30 days past due as of December 31, 2019. Loan modifications under the CARES Act must have been executed during the period from March 1, 2020 to January 1, 2022. Bank regulators issued similar guidance, which also clarified that a COVID-19 related loan modification should not be considered a troubled debt restructuring if the borrower was not more than 30 days past due on payments at the time the loan modification program was implemented and the modification is considered short-term (not to exceed six months). We use the provisions of the CARES Act and the Interagency Statements to account for the eligible loans that received modifications. The amount of outstanding loans that received modifications at December 31, 2021 and 2020 is discussed in Note 7 of the Notes to Consolidated Financial Statements.

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

	(Dollars in thousands)
At December 31, 2021
Real estate loans:
First mortgage:
One- to four-family residential	—	$—	2	$244	2	$244
Other loans	2	—	2	24	4	24
Total loans	2	$—	4	$268	6	$268

At December 31, 2020
Real estate loans:
First mortgage:
One- to four-family residential	1	$152	3	$240	4	$392
Home equity loans and lines of credit	1	23	—	—	1	23
Other loans	2	—	—	—	2	—
Total loans	4	$175	3	$240	7	$415

Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at estimated fair value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair value result in charges to expense after acquisition. At December 31, 2021 and 2020, we had no real estate owned.

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

We maintain an allowance for loan losses at an amount estimated to equal all credit losses incurred in our loan portfolio that are both probable and can be reasonably estimated at a balance sheet date. Our determination as to the classification of our assets and the amount of our loan loss allowance is subject to review by bank regulators, who can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at December 31, 2021, we had substandard assets of $3.5 million and no loss or doubtful assets. Substandard assets at December 31, 2021 included $532,000 of troubled debt restructurings and $2.9 million of nonperforming loans. At December 31, 2020, we had substandard assets of $4.6 million, and no loss or doubtful assets. Substandard assets at December 31, 2020 included $664,000 of troubled debt restructurings and $3.9 million of nonperforming loans. We generally classify any loan that is delinquent 90 days or more as substandard. Loans which have been delinquent for fewer days may also be classified as substandard.

In addition to classifying assets as substandard, doubtful or loss, we also categorize assets as special mention. A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. We designate loans that are 30 to 89 days delinquent as special mention. Loans which have been delinquent for fewer days may also be categorized as special mention. At December 31, 2021 and 2020, special mention assets were $126,000 and $507,000, respectively.

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

General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired in accordance with current accounting standards. The portfolio is grouped into similar risk characteristics, primarily loan type and loan-to-value ratios. We apply an estimated loss rate to each loan group. The loss rates applied are primarily based upon our loss experience adjusted, as appropriate, for the qualitative and environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results. The loans on which we have granted loan deferrals are included in the ALLL calculation.

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

In 2021 and 2020, we granted loan payment deferrals to customers who were experiencing financial difficulties because of the effects of the COVID-19 pandemic. We established additional loan loss provisions in 2020 primarily because of these loan payment deferrals and the higher unemployment rate that occurred because of the COVID-19 pandemic. In 2021 we reversed loan loss provisions due to a decrease in the qualitative factors used to calculate the allowance for loan losses. The decrease in the qualitative factors occurred primarily because of a decrease in the amount of loans with payment deferrals and a decrease in Hawaii’s unemployment rate.

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

During 2021, we have not seen a significant increase in loan delinquencies, significant changes in deposits or significant drawdowns on lines of credit. Loan delinquencies do not include loans requesting payment deferral because of the COVID-19 pandemic unless required payments are delinquent. We do not have any commercial loans to hotels, businesses in the transportation industry, restaurants or retail establishments.

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category. The allowance for loan losses for each category is affected by the national and Hawaii economies as well as other factors. The allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	At December 31,
	2021		2020
		Percent of		Percent of
		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans

	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$1,807	96.97%	$3,092	96.74%
Multi-family residential	7	0.42	10	0.51
Construction, commercial and other	435	1.42	406	1.35
Home equity loans and lines of credit	1	0.54	1	0.67
Other loans	89	0.65	146	0.73
Total allocated allowance	2,339	100.00	3,655	100.00
Unallocated	330	—	607	—
Total	$2,669	100.00%	$4,262	100.00%

The following table sets forth additional information regarding the allowance for loan losses and net charge-offs by category:

	At or For the Year Ended December 31,
	2021	2020
Allowance for loan losses to total loans at end of year	0.20%	0.30%
Nonaccrual assets to total loans at end of year	0.25%	0.31%
Allowance for loan losses to nonaccrual loans at end of year	81.37%	96.75%

Net charge-offs to average loans outstanding
Residential Mortgage	-%	-%
Construction, Commercial & Other Mortgage Loans	-%	-%
Home Equity LOC	-%	-%
Consumer & Other	-%	(0.01)%

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

We continue our efforts to reduce interest rate risk. In 2021 and 2020, we sold fixed-rate mortgage loans with principal balances of $36.2 million and $43.8 million, respectively. We had a net decrease in public deposits of $44.2 million and $81.6 million in 2021 and 2020, respectively. In 2021 and 2020, we restructured $20.0 million and $82.0 million, respectively, of FHLB advances which extended our average maturity date to reduce our interest rate risk. In addition, we may utilize the following strategies to further reduce our interest rate risk:

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

The following table presents our internal calculations of the estimated changes in our EVE as of December 31, 2021 that would result from the designated instantaneous changes in the interest rate yield curve.

					Increase
					(Decrease) in
		Estimated		EVE Ratio as a	EVE Ratio as a
Change in		Increase		Percent of	Percent of
Interest Rates	Estimated EVE	(Decrease) in	Percentage	Present Value	Present Value of
(bp) (1)	(2)	EVE	Change in EVE	of Assets (3)(4)	Assets (3)(4)
(Dollars in thousands)
+400	$237,753	$(104,640)	(30.56)%	13.79%	(2.02)%
+300	$277,065	$(65,328)	(19.08)%	15.09%	(0.72)%
+200	$320,345	$(22,048)	(6.44)%	16.35%	0.54%
+100	$346,651	$4,258	1.24%	16.72%	0.91%
0	$342,393	$—	—%	15.81%	—%
-100	$282,617	$(59,776)	(17.46)%	12.77%	(3.04)%
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary obligations include meeting the borrowing needs of our customers, fulfilling deposit withdrawls, interest payments on deposits, and repayment of borrowings. Territorial Savings Bank’s primary sources of funds consist of deposit inflows, cash balances at the FRB, loan and security repayments, advances from the FHLB, securities sold under agreements to repurchase and proceeds from loan and security sales. We also have the capability of securitizing mortgage loans that conform to Freddie Mac loan underwriting standards into mortgage-backed securities. These securities can either be sold or pledged as collateral for public deposits and borrowings to increase the Bank’s cash on hand. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Chief Financial Officer and our Vice President and Senior Treasury Analyst, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2021.

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

Our most liquid asset is cash. The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2021, the Company’s cash and cash equivalents totaled $99.9 million.

If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds. We also utilize securities sold under agreements to repurchase as another borrowing source. At December 31, 2021, we had the ability to borrow up to an additional $800.9 million from the FHLB. Advances from the FHLB and securities sold under agreements to repurchase were $141.0 million and $10.0 million, respectively, at December 31, 2021 and 2020.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2021, we had $11.3 million in loan commitments outstanding, all of which were for fixed-rate loans. In addition to commitments to originate loans, we had $15.4 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2021 totaled $171.9 million, or 10.2% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2022. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the years ended December 31, 2021 and 2020, we originated $360.7 million and $292.3 million of loans, respectively. In 2021, we purchased securities with a total face value of $515.1 million. In 2020, we did not purchase any securities.

Financing activities consist primarily of activity in deposit accounts, FHLB advances, securities sold under agreements to repurchase, stock repurchases and dividend payments. We experienced net increases in deposits of $22.0 million and $27.9 million for the years ended December 31, 2021 and 2020, respectively. The increases in deposits include a net decrease in public deposits of $44.2 million and $81.6 million in 2021 and 2020, respectively. We allowed public deposits to mature because they have shorter maturity dates and are more interest rate-sensitive than other sources of funds. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

As a separate legal entity, the Company is required to have liquidity to fund stock repurchases and dividend payments to shareholders and for other corporate purposes. Shares repurchased reduce the amount of shares issued and outstanding. The repurchased shares may be reissued in connection with share-based compensation plans and for general corporate purposes. During the years ended December 31, 2021 and 2020, the Company repurchased 198,773 and 204,324 shares of common stock, respectively, at an average cost of $25.15 and $24.47 per share, respectively, as part of the repurchase programs authorized by the Board of Directors. At December 31, 2021 and 2020, on a stand-alone basis, the Company had cash in banks of $25.5 million and $18.1 million, respectively.

Territorial Savings Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2021, Territorial Savings Bank and the Company exceeded all regulatory capital requirements and are considered to be “well capitalized” under regulatory guidelines. See Note 23 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we enter into commitments to sell mortgage loans. We sell loans under agreements that contain representations and warranties related to, among other things, the origination and characteristics of the mortgage loans.  We may be required to repurchase mortgage loans that we have sold in cases of breaches of these representations and warranties.  For additional information, see Note 22 of the Notes to Consolidated Financial Statements.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Territorial Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Territorial Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the PCAOB. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Allowance for Loan Losses

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s allowance for loan losses was $2,669,000 at December 31, 2021. The allowance for loan losses provides for estimated probable loan losses incurred, based on management’s evaluation of the loan portfolio. The allowance for loan losses includes qualitative and environmental factors, which have a higher degree of management subjectivity, and include factors such as:

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

The primary procedures we performed to address this critical audit matter included:

●	Testing the mathematical accuracy and computation of the allowance for loan losses, including the qualitative and environmental factors, by re-performing or independently calculating significant elements of the allowance based on relevant source documents and independent, third-party data.
●	Evaluating management’s analysis of the qualitative and environmental factors, including changes in factors, assumptions or methodology from the prior year, by validating the completeness and accuracy of the inputs used, performing a sensitivity analysis over the qualitative thresholds established by management, and agreeing the environmental and qualitative factors considered by management to those used in the calculation of the allowance for loan losses.

/s/ Moss Adams LLP

Portland, Oregon

March 21, 2022

We have served as the Company’s auditor since 2015

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2021 and 2020

(Dollars in thousands, except share data)

	December 31,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$99,859	$363,543
Investment securities available for sale, at fair value	—	3,562
Investment securities held to maturity, at amortized cost (fair value of $634,987 and $262,841 at December 31, 2021 and December 31, 2020, respectively)	636,442	247,642
Loans held for sale	—	2,195
Loans receivable, net	1,302,824	1,406,995
Federal Home Loan Bank stock, at cost	8,173	8,144
Federal Reserve Bank stock, at cost	3,158	3,145
Accrued interest receivable	5,786	6,515
Premises and equipment, net	4,065	4,855
Right-of-use asset, net	9,982	12,333
Bank-owned life insurance	51,423	45,644
Deferred income tax assets, net	1,927	3,382
Prepaid expenses and other assets	6,963	2,844
Total assets	$2,130,602	$2,110,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,681,828	$1,659,800
Advances from the Federal Home Loan Bank	141,000	141,000
Securities sold under agreements to repurchase	10,000	10,000
Accounts payable and accrued expenses	22,638	29,221
Lease liability	10,744	13,119
Income taxes payable	1,863	2,161
Advance payments by borrowers for taxes and insurance	6,207	6,790
Total liabilities	1,874,280	1,862,091

Commitments and contingencies: (Note 22 and 24)

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 9,324,060 and 9,513,867 shares at December 31, 2021 and December 31, 2020, respectively	93	95
Additional paid-in capital	56,951	61,153
Unearned ESOP shares	(3,425)	(3,915)
Retained earnings	208,227	200,066
Accumulated other comprehensive loss	(5,524)	(8,691)
Total stockholders’ equity	256,322	248,708
Total liabilities and stockholders’ equity	$2,130,602	$2,110,799

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the years ended December 31, 2021 and 2020
(Dollars in thousands, except per share data)

	2021	2020
Interest income:
Loans	$48,740	$59,174
Investment securities	10,729	9,615
Other investments	832	968
Total interest income	60,301	69,757

Interest expense:
Deposits	3,975	9,013
Advances from the Federal Home Loan Bank	2,117	2,996
Securities sold under agreements to repurchase	184	182
Total interest expense	6,276	12,191

Net interest income	54,025	57,566
(Reversal of provision) provision for loan losses	(1,592)	1,625

Net interest income after (reversal of provision) provision for loan losses	55,617	55,941

Noninterest income:
Service and other fees	2,463	2,662
Income on bank-owned life insurance	779	807
Gain on sale of investment securities	1,840	1,320
Gain on sale of loans	663	1,626
Other	727	389
Total noninterest income	6,472	6,804

Noninterest expense:
Salaries and employee benefits	22,091	21,741
Occupancy	6,486	6,684
Equipment	4,483	4,666
Federal deposit insurance premiums	565	352
Other general and administrative expenses	4,661	3,982
Total noninterest expense	38,286	37,425

Income before income taxes	23,803	25,320
Income taxes	6,373	6,715
Net income	$17,430	$18,605

Basic earnings per share	$1.92	$2.03
Diluted earnings per share	$1.90	$2.01
Cash dividends declared per common share	$1.02	$1.02
Basic weighted-average shares outstanding	9,059,204	9,137,398
Diluted weighted-average shares outstanding	9,110,335	9,196,689

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
For the years ended December 31, 2021 and 2020

(Dollars in thousands)

	2021	2020
Net income	$17,430	$18,605

Unfunded pension liability gain (loss), net of tax	3,443	(789)
Unrealized loss on securities, net of tax	(3)	(13)
Amount reclassified from other comprehensive income, net of tax	(273)	(221)
Other comprehensive income (loss), net of tax	3,167	(1,023)
Comprehensive income	$20,597	$17,582

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2021 and 2020
(Dollars in thousands, except share data)

						Accumulated
	Common		Additional	Unearned		Other	Total
	Shares	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Shares	Earnings	Loss	Equity
Balances at December 31, 2019	9,681,493	$97	$65,057	$(4,404)	$190,808	$(7,668)	$243,890

Net income	—	—	—	—	18,605	—	18,605
Other comprehensive loss	—	—	—	—	—	(1,023)	(1,023)
Cash dividends declared ($1.02 per share)	—	—	—	—	(9,347)	—	(9,347)
Share-based compensation	18,875	—	619	—	—	—	619
Allocation of 48,933 ESOP shares	—	—	690	489	—	—	1,179
Repurchase of shares of common stock	(268,328)	(3)	(6,633)	—	—	—	(6,636)
Exercise of options for common stock	81,827	1	1,420	—	—	—	1,421

Balances at December 31, 2020	9,513,867	$95	$61,153	$(3,915)	$200,066	$(8,691)	$248,708

Net income	—	—	—	—	17,430	—	17,430
Other comprehensive income	—	—	—	—	—	3,167	3,167
Cash dividends declared ($1.02 per share)	—	—	—	—	(9,269)	—	(9,269)
Share-based compensation	20,437	—	351	—	—	—	351
Allocation of 48,933 ESOP shares	—	—	764	490	—	—	1,254
Repurchase of shares of common stock	(210,244)	(2)	(5,317)	—	—	—	(5,319)

Balances at December 31, 2021	9,324,060	$93	$56,951	$(3,425)	$208,227	$(5,524)	$256,322

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2021 and 2020
(Dollars in thousands)

	2021	2020
Cash flows from operating activities:
Net income	$17,430	$18,605
Adjustments to reconcile net income to net cash from operating activities:
(Reversal of provision) provision for loan losses	(1,592)	1,625
Depreciation	1,151	1,224
Deferred income tax expense (benefit)	305	(392)
Amortization of fees, discounts, and premiums, net	(405)	(401)
Amortization of right-of-use asset	3,071	3,289
Origination of loans held for sale	(33,739)	(45,496)
Proceeds from sales of loans held for sale	36,598	44,991
Gain on sale of loans, net	(663)	(1,626)
Gain on sale of investment securities available for sale	(339)	(290)
Gain on sale of investment securities held to maturity	(1,501)	(1,030)
Net loss on disposal of premises and equipment	2	49
Gain on lease modification	(35)	—
ESOP expense	1,254	1,179
Share-based compensation expense	351	619
Decrease (increase) in accrued interest receivable	729	(1,106)
Net increase in bank-owned life insurance	(779)	(807)
Net (increase) decrease in prepaid expenses and other assets	(4,119)	94
Net (decrease) increase in accounts payable and accrued expenses	(1,254)	3,946
Net decrease in lease liability	(3,060)	(3,166)
Net decrease in advance payments by borrowers for taxes and insurance	(583)	(174)
Net decrease in income taxes payable	(298)	(144)

Net cash from operating activities	12,524	20,989

Cash flows from investing activities:
Purchases of investment securities held to maturity	(515,769)	—
Principal repayments on investment securities held to maturity	104,800	109,990
Principal repayments on investment securities available for sale	198	1,368
Proceeds from sale of investment securities held to maturity	23,570	16,863
Proceeds from sale of investment securities available for sale	3,330	3,668
Principal repayments on loans receivable, net of loan originations	106,264	167,312
Purchases of Federal Home Loan Bank stock	(29)	(21)
Proceeds from redemption of Federal Home Loan Bank stock	—	600
Purchases of Federal Reserve Bank stock	(13)	(17)
Purchases of bank-owned life insurance	(5,000)	—
Proceeds from bank-owned life insurance	—	276
Purchases of premises and equipment	(363)	(1,762)
Proceeds from disposals of premises and equipment	—	4

Net cash from investing activities	(283,012)	298,281

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2021 and 2020
(Dollars in thousands)

	2021	2020
Cash flows from financing activities:
Net increase in deposits	$22,028	$27,867
Repayments of advances from the Federal Home Loan Bank	—	(15,000)
Proceeds from securities sold under agreements to repurchase	—	5,000
Repayments of securities sold under agreements to repurchase	—	(5,000)
Purchases of Fed Funds	—	10
Sales of Fed Funds	—	(10)
Repurchases of common stock	(5,000)	(5,000)
Cash dividends paid	(10,224)	(8,400)

Net cash from financing activities	6,804	(533)

Net (decrease) increase in cash and cash equivalents	(263,684)	318,737

Cash and cash equivalents at beginning of the period	363,543	44,806

Cash and cash equivalents at end of the period	$99,859	$363,543

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$6,276	$12,554
Income taxes	6,366	8,161

Supplemental disclosure of noncash investing and financing activities:
Company stock acquired through stock swap and net settlement transactions	$—	$1,421
Company stock repurchased through stock swap and net settlement transactions	319	1,636
Loans receivable transferred to held for sale	—	9,431
Loans securitized into investment securities	—	9,759
Establishment of right-of-use asset, net of incentives and modifications	720	4,042
Establishment of lease liability, net of modifications	720	4,102

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(1)Organization

Territorial Bancorp Inc. is a Maryland corporation and is the holding company for Territorial Savings Bank. Territorial Savings Bank is a Hawaii state-chartered bank headquartered in Honolulu, Hawaii and is a member of the Federal Reserve System. Territorial Savings Bank has one inactive subsidiary, Territorial Financial Services, Inc. During 2021, another inactive subsidiary, Territorial Real Estate Co., was dissolved.

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

(d) Investment Securities

The Company classifies and accounts for its investment securities as follows: (1) held-to-maturity debt securities in which the Company has the positive intent and ability to hold to maturity are reported at amortized cost; (2) trading securities that are purchased for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in current earnings; and (3) available-for-sale securities not classified as either held-to-maturity or trading securities are reported at fair value, with unrealized gains and losses excluded from current earnings and reported as a separate component of equity. At December 31, 2021, the Company classified all of its investments as held-to-maturity. At December 31, 2020, the Company classified all of its investments, except $3.6 million of securities, as held-to-maturity.

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

The adjustments to historical loss experience are based on an evaluation of several qualitative and environmental factors, including:

●	changes in lending policies and procedures, including changes in underwriting standards and collections, charge-off and recovery practices;

●	changes in international, national, regional and local economic business conditions and developments that affect the collectibility of the portfolio;

●	changes in the bank’s internal loan review system;

●	changes in the experience, depth and ability of personnel in the mortgage loan origination and loan servicing departments;

●	changes in the volume and severity of past due loans, the volume of nonaccrual loans and classified assets;

●	changes in the nature and volume of loans being originated;

●	changes in the value of underlying collateral for collateral dependent loans;

●	existence and any changes in concentrations of credit;

●	external factors such as competition, legal and regulatory requirements on the level of estimated credit losses in the existing loan portfolio; and

●	changes in the amount of loans with payment deferrals.

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

As of December 31, 2021 and 2020, the Company had not recognized a liability for income tax uncertainties in the accompanying Consolidated Balance Sheets because management concluded that the Company does not have uncertain tax positions.

The Company recognizes interest and penalties related to tax liabilities in other interest expense and other general and administrative expenses, respectively, in the Consolidated Statements of Income.

Tax years 2018 to 2020 currently remain subject to examination by the Internal Revenue Service and by the Department of Taxation of the State of Hawaii.

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

(n) Pension Plan

Pension benefit costs (returns) are charged (credited) to salaries and employee benefits expense or other income, and the corresponding prepaid (accrued) pension cost is recorded in prepaid expenses and other assets or accounts payable and accrued expenses in the Consolidated Balance Sheets. The Company’s policy is to fund pension costs in amounts that will not be less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and will not exceed the maximum tax-deductible amounts. The Company generally funds at least the net periodic pension cost, subject to limits and targeted funded status as determined with the consulting actuary.

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

(s) Common Stock Repurchase Program

The Company adopted common stock repurchase programs in which shares repurchased reduce the amount of shares issued and outstanding. The repurchased shares may be reissued in connection with share-based compensation plans and for general corporate purposes. During 2021 and 2020, the Company repurchased 198,773 and 204,324 shares of common stock, respectively, at an average cost of $25.15 and $24.47 per share, respectively, as part of the repurchase programs authorized by the Board of Directors.

(t) Bank-Owned Life Insurance

The Company’s investment in bank-owned life insurance is based on cash surrender value. The Company invests in bank-owned life insurance to provide a funding source for benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Federal regulations generally limit the investment in bank-owned life insurance to 25% of the Bank’s Tier 1 capital plus the allowance for loan losses. At December 31, 2021, this limit was $59.6 million and the Company had invested $51.4 million in bank-owned life insurance at that date.

(u) Leases

The Company records a right-of-use (ROU) asset for those leases that convey rights to control use of identified assets for a period of time in exchange for consideration. The Company is also required to record a lease liability for the present value of future payment commitments. The Company leases most of its premises and some vehicles and equipment under operating leases expiring on various dates through 2031. The majority of lease agreements relate to real estate and generally provide that the Company pay taxes, insurance, maintenance and certain other variable operating expenses applicable to the leased premises. Variable lease components and nonlease components are not included in the Company’s computation of the ROU asset or lease liability. The Company also does not include short-term leases in the computation of the ROU asset or lease liability. Short-term leases are leases with a term at commencement of 12 months or less. Short-term lease expense is recorded on a straight-line basis over the term of the lease. Lease agreements do not contain any residual value guarantees or restrictive covenants.

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

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was passed by Congress and signed into law on March 27, 2020. The CARES Act provided relief to financial institutions from categorizing eligible loan modifications as troubled debt restructurings over the remaining life of the modified loan. Eligible loan modifications under the CARES Act were required to be related to the COVID-19 pandemic and the borrower’s payments must not have been more than 30 days past due as of December 31, 2019. Loan modifications under the CARES Act must have been executed during the period from March 1, 2020 to the earlier of December 31, 2020 or 60 days after the end of the national emergency. On December 21, 2020, legislation extended the troubled debt restructuring relief provisions of the CARES Act to January 1, 2022. Banking regulators issued similar guidance, which also clarified that a COVID-19 loan modification should not be considered a troubled debt restructuring if the borrower was not more than 30 days past due on payments at the time the loan modification program was implemented and the modification is considered short-term (not to exceed six months).

(3)Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	December 31,
(Dollars in thousands)	2021	2020
Cash and due from banks	$11,662	$14,355
Interest-earning deposits in other banks	88,197	349,188
Cash and cash equivalents	$99,859	$363,543

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank of San Francisco.

(4)Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2021:
Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$636,442	$5,699	$(7,154)	$634,987
Total	$636,442	$5,699	$(7,154)	$634,987

December 31, 2020:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$3,185	$377	$—	$3,562
Total	$3,185	$377	$—	$3,562

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$247,642	$15,200	$(1)	$262,841
Total	$247,642	$15,200	$(1)	$262,841

The amortized cost and estimated fair value of investment securities by maturity date at December 31, 2021 are shown below. Incorporated in the maturity schedule are mortgage-backed securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Held-to-maturity:
Due within 5 years	$16	$16
Due after 5 years through 10 years	28	28
Due after 10 years	636,398	634,943
Total	$636,442	$634,987

Realized gains and losses and the proceeds from sales of held-to-maturity and available-for-sale securities are shown in the table below.

(Dollars in thousands)	2021	2020
Proceeds from sales	$26,900	$20,530
Gross gains	1,840	1,320
Gross losses	—	—

During 2021 and 2020, the Company sold $22.1 million and $15.8 million, respectively, of held-to-maturity mortagage-backed securities and recorded gains of $1.5 million and $1.0 million, respectively. The sale of the mortgage-backed securities, for which the Company had already collected a substantial portion of the outstanding purchased principal (at least 85%), were in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and do not taint management’s assertion of its intent to hold the remaining securities in the held-to-maturity portfolio to maturity.

During 2021 and 2020, the Company sold $3.0 million and $3.4 million, respectively, of available-for-sale mortgage-backed securities and recorded a gain of $339,000 and $290,000, respectively.

Investment securities with amortized costs of $140.6 million and $192.7 million at December 31, 2021 and 2020, respectively, were pledged to secure deposits made by state and local governments, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at December 31, 2021 and 2020. The Company does not intend to sell held-to-maturity securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
December 31, 2021:
Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$482,629	$(6,976)	$3,681	$(178)	43	$486,310	$(7,154)

December 31, 2020:
Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$678	$(1)	$4	$—	6	$682	$(1)

Mortgage-Backed Securities. The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates subsequent to purchase. All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2021 and 2020.

During 2020, the Company securitized fixed-rate first mortgage loans with a book value of $9.4 million into Freddie Mac mortgage-backed securities to increase liquidity. The securitization transaction increased investment securities and lowered loans receivable. The securitization transaction was accounted for by recording the mortgage-backed securities at a fair value of $9.8 million. A net gain of $377,000 was recognized on the securitization transaction and recorded in gain on sale of loans in the Consolidated Statements of Income. There were no securitization transactions during 2021.

(5)Federal Home Loan Bank Stock

The Bank, as a member of the FHLB system, is required to obtain and hold shares of capital stock in the FHLB. At December 31, 2021 and 2020, the Bank met such requirement. At December 31, 2021 and 2020, the Bank owned $8.2 million and $8.1 million, respectively, of capital stock of the FHLB Des Moines.

The Company evaluated its investment in the stock of the FHLB Des Moines for impairment. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment and the liquidity position of the FHLB Des Moines, the Company did not consider its FHLB stock other-than-temporarily impaired.

(6)Federal Reserve Bank Stock

The Bank, as a member of the Federal Reserve System, is required to hold shares of capital stock of the FRB of San Francisco equal to six percent of capital and surplus of the Bank. At December 31, 2021 and 2020, the Bank met such requirement. At December 31, 2021 and 2020, the Bank owned $3.2 million and $3.1 million, respectively, of capital stock of the FRB of San Francisco.

The Company evaluated its investment in the stock of the FRB of San Francisco for impairment. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment and the liquidity position of the FRB of San Francisco, the Company did not consider its FRB stock other-than-temporarily impaired.

(7)Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	December 31,
(Dollars in thousands)	2021	2020
Real estate loans:
First mortgages:
One- to four-family residential	$1,267,537	$1,366,507
Multi-family residential	5,468	7,245
Construction, commercial and other	18,590	19,074
Home equity loans and lines of credit	7,121	9,376
Total real estate loans	1,298,716	1,402,202
Other loans:
Loans on deposit accounts	278	235
Consumer and other loans	8,192	10,086
Total other loans	8,470	10,321
Less:
Net unearned fees and discounts	(1,693)	(1,266)
Allowance for loan losses	(2,669)	(4,262)
Total unearned fees, discounts and allowance for loan losses	(4,362)	(5,528)
Loans receivable, net	$1,302,824	$1,406,995

The table below presents the activity in the allowance for loan losses by portfolio segment:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Year ended December 31, 2021:
Balance, beginning of year	$3,102	$406	$1	$146	$607	$4,262
(Reversal of provision) provision for loan losses	(1,305)	29	—	(39)	(277)	(1,592)
	1,797	435	1	107	330	2,670
Charge-offs	—	—	—	(22)	—	(22)
Recoveries	17	—	—	4	—	21
Net recoveries (charge-offs)	17	—	—	(18)	—	(1)
Balance, end of year	$1,814	$435	$1	$89	$330	$2,669

Year ended December 31, 2020:
Balance, beginning of year	$1,741	$511	$1	$54	$405	$2,712
Provision (reversal of provision) for loan losses	1,361	(105)	(10)	177	202	1,625
	3,102	406	(9)	231	607	4,337
Charge-offs	—	—	—	(92)	—	(92)
Recoveries	—	—	10	7	—	17
Net recoveries (charge-offs)	—	—	10	(85)	—	(75)
Balance, end of year	$3,102	$406	$1	$146	$607	$4,262

The allowance for loan loss for each segment of the loan portfolio is generally determined by calculating the historical loss of each segment in a seven year look-back period and adding a qualitative adjustment, when appropriate, for the following factors:

●	changes in lending policies and procedures, including changes in underwriting standards and collections, charge-off and recovery practices;
●	changes in international, national, regional and local economic business conditions and developments that affect the collectibility of the portfolio;
●	changes in the bank’s internal loan review system;
●	changes in the experience, depth and ability of personnel in the mortgage loan origination and loan servicing departments;
●	changes in the volume and severity of past due loans, the volume of nonaccrual loans and classified assets;
●	changes in the nature and volume of loans being originated;
●	changes in the value of underlying collateral for collateral dependent loans;
●	existence and any changes in concentrations of credit;
●	external factors such as competition, legal and regulatory requirements on the level of estimated credit losses in the existing loan portfolio; and

●	changes in the amount of loans with payment deferrals.

The Company has granted loan payment deferrals to borrowers who have been affected by the COVID-19 pandemic. Additional loan loss provisions were established because of these loan payment deferrals and the higher unemployment rate that occurred because of the COVID-19 pandemic.

The allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The unallocated allowance is established for probable losses that have been incurred as of the reporting date but are not reflected in the allocated allowance.

Management considers the allowance for loan losses at December 31, 2021 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions at that date. While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans, net of unearned fees and discounts, by portfolio segment and based on impairment method:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
December 31, 2021:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,814	435	1	89	330	2,669
Total ending allowance balance	$1,814	$435	$1	$89	$330	$2,669

Loans:
Ending loan balance:
Individually evaluated for impairment	$3,812	$—	$19	$—	$—	$3,831
Collectively evaluated for impairment	1,267,560	18,529	7,103	8,470	—	1,301,662
Total ending loan balance	$1,271,372	$18,529	$7,122	$8,470	$—	$1,305,493

December 31, 2020:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	3,102	406	1	146	607	4,262
Total ending allowance balance	$3,102	$406	$1	$146	$607	$4,262

Loans:
Ending loan balance:
Individually evaluated for impairment	$4,947	$—	$23	$—	$—	$4,970
Collectively evaluated for impairment	1,367,576	19,024	9,353	10,334	—	1,406,287
Total ending loan balance	$1,372,523	$19,024	$9,376	$10,334	$—	$1,411,257

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

		Unpaid
	Recorded	Principal
(Dollars in thousands)	Investment	Balance
December 31, 2021:
With no related allowance recorded:
One- to four-family residential mortgages	$3,812	$4,299
Home equity loans and lines of credit	19	31
Total	$3,831	$4,330

December 31, 2020:
With no related allowance recorded:
One- to four-family residential mortgages	$4,947	$5,425
Home equity loans and lines of credit	23	32
Total	$4,970	$5,457

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	Average
	Recorded	Interest Income
(Dollars in thousands)	Investment	Recognized
2021:
With no related allowance recorded:
One- to four-family residential mortgages	$3,888	$36
Home equity loans and lines of credit	21	—
Total	$3,909	$36

2020:
With no related allowance recorded:
One- to four-family residential mortgages	$5,012	$33
Home equity loans and lines of credit	24	—
Total	$5,036	$33

There were no loans individually evaluated for impairment with a related allowance for loan loss as of December 31, 2021 or 2020. Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they are written down to fair value at the time of impairment. An impaired loan would also not have an allocated allowance if the value of the property securing the loan, less the cost to sell the property, is greater than the loan balance.

The table below presents the aging of loans and accrual status by class of loans, net of unearned fees and discounts. Loans with a formal loan payment deferral plan in place are not considered contractually past due or delinquent if the borrower is in compliance with the loan payment deferral plan:

								Loans
								90 Days
								or More
	30 - 59	60 - 89	90 Days or					Past Due
	Days Past	Days Past	More	Total Past	Loans Not	Total	Nonaccrual	and Still
(Dollars in thousands)	Due	Due	Past Due	Due	Past Due	Loans	Loans	Accruing
December 31, 2021:
One- to four-family residential mortgages	$129	$—	$244	$373	$1,265,540	$1,265,913	$3,261	$—
Multi-family residential mortgages	—	—	—	—	5,459	5,459	—	—
Construction, commercial and other mortgages	—	—	—	—	18,529	18,529	—	—
Home equity loans and lines of credit	—	—	—	—	7,122	7,122	19	—
Loans on deposit accounts	—	—	—	—	278	278	—	—
Consumer and other	3	—	24	27	8,165	8,192	—	24

Total	$132	$—	$268	$400	$1,305,093	$1,305,493	$3,280	$24

December 31, 2020:
One- to four-family residential mortgages	$376	$152	$240	$768	$1,364,527	$1,365,295	$4,382	$—
Multi-family residential mortgages	—	—	—	—	7,228	7,228	—	—
Construction, commercial and other mortgages	—	—	—	—	19,024	19,024	—	—
Home equity loans and lines of credit	—	23	—	23	9,353	9,376	23	—
Loans on deposit accounts	—	—	—	—	235	235	—	—
Consumer and other	1	—	—	1	10,098	10,099	—	—

Total	$377	$175	$240	$792	$1,410,465	$1,411,257	$4,405	$—

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

The Company had 10 nonaccrual loans with a book value of $3.3 million at December 31, 2021 and 12 nonaccrual loans with a book value of $4.4 million as of December 31, 2020. The Company collected interest on nonaccrual loans of $94,000 and $72,000 during 2021 and 2020, respectively, but due to regulatory requirements, the Company recorded the interest payments as a reduction of principal. The Company would have recognized additional interest income of $228,000 and $132,000 during 2021 and 2020, respectively, had the loans been accruing interest. The Company had two consumer loans totalling $24,000 that were 90 days or more past due and still accruing interest as of December 31, 2021. The Company did not have any loans 90 days or more past due and still accruing interest as of December 31, 2020.

There were no loans modified in a troubled debt restructuring during the year ended December 31, 2021 or 2020. There were no new troubled debt restructurings within the 12 months ended December 31, 2021 that subsequently defaulted. Loan modifications under the CARES Act and the Interagency Statements issued by bank regulators in 2020 are discussed below.

The table below summarizes troubled debt restucturings by class of loans:

	Number of	Accrual	Number of	Nonaccrual
(Dollars in thousands)	Loans	Status	Loans	Status	Total
December 31, 2021:
One- to four-family residential mortgages	3	$551	1	$340	$891
Total	3	$551	1	$340	$891

December 31, 2020:
One- to four-family residential mortgages	3	$565	2	$467	$1,032
Total	3	$565	2	$467	$1,032

There was one troubled debt restructurings for $126,000 that was 59 days delinquent at December 31, 2021. There were no delinquent troubled debt restructurings at December 31, 2020. Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers. At December 31, 2021, the Company has no commitments to lend any additional funds to these borrowers.

The CARES Act provided relief to financial institutions from categorizing eligible loan modifications as troubled debt restructurings over the remaining life of the modified loan. Eligible loan modifications under the CARES Act were required to be related to the COVID-19 pandemic and the borrower’s payments must not have been more than 30 days past due as of December 31, 2019. Loan modifications under the CARES Act must be executed during the period from March 1, 2020 to January 1, 2022. Banking regulators issued similar guidance, which also clarified that a COVID-19 related loan modification should not be considered a troubled debt restructuring if the borrower was not more than 30 days past due on payments at the time the loan modification program was implemented and the modification is considered short-term (not to exceed six months). The Company uses the provisions of the CARES Act and the Interagency Statements to account for the eligible loans that received modifications.

The Company has granted loan payment deferrals to borrowers who have been affected by the COVID-19 pandemic.  The table below summarizes loans in the loan payment deferral program by class of loan:

	December 31,
(Dollars in thousands)	2021		2020
	Loans in the Loan Payment Deferral Program	Percent of Total Loans	Loans in the Loan Payment Deferral Program	Percent of Total Loans
One- to- four family residential mortgage	$74,704	5.7%	$126,254	9.0%
Non-residential mortgage	3,928	0.3	4,548	0.3
Total	$78,632	6.0%	$130,802	9.3%

The loans on which the Company has granted loan payment deferrals are included in the ALLL calculation.  However, loans performing under a loan payment deferral agreement are not considered contractually past due and are excluded from the past due statistics above.

The ratio of the current loan balance to the current tax-assessed value of the property securing the mortage loans in the payment deferral program averaged 55.6% at December 31, 2021. At December 31, 2021, one- to four-family residential mortgage loans represented 97.3% of the Company’s total loan portfolio balance with a ratio of the current loan balance to the current tax assessed value of the property securing these loans averaging 46.3%. All of the Company’s residential mortgage loans are secured by real estate in Hawaii.

As of December 31, 2021, of the $74.7 million total one- to four-family mortgage loans in the loan payment deferral program, $60.7 million, or 81.2%, had resumed making full principal and interest payments. The interest on these loans that accrued during the deferral period will be repaid over subsequent years. $13.9 million, or 18.6%, of the total mortgage loans in the loan payment deferral program were making interest-only payments. In the loan payment deferral program, there was one one-to four-family mortgage loan with a principal balance of $147,000 that was 119 days delinquent as of December 31, 2021. There were no loans which have had their deferral period end and not resumed their loan payments.

As of December 31, 2021, all of the $3.9 million commercial mortgage, commercial and industrial and home equity lines of credit in the loan payment deferral program had resumed making full principal and interest payments. There was one delinquent personal line of credit for $23,000 at December 31, 2021.

Since the beginning of the year, there has not been a significant increase in the Company’s loan delinquencies, significant changes in deposits or significant drawdowns on any lines of credit. Loan delinquencies do not include loans requesting payment deferral because of the COVID-19 pandemic. We do not have any commercial loans to hotels, businesses in the transportation industry, restaurants or retail establishments.

The Company had no real estate owned as of December 31, 2021 or 2020. There were no loans in the process of foreclosure as of December 31, 2021. There were two one- to four-family residential mortgage loans totalling $251,000 in the process of foreclosure at December 31, 2020.

Nearly all the Company’s real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the years ended December 31, 2021 and 2020, the Company sold mortgage loans held for sale with principal balances of $36.2 million and $43.8 million, respectively, and recognized gains of $663,000 and $1.2 million, respectively. The Company had no loans held for sale at December 31, 2021 and five loans held for sale for $2.2 million at December 31, 2020.

During 2020, the Company securitized fixed-rate first mortgage loans with a book value of $9.4 million and received mortgage-backed securities with a fair market value of $9.8 million. The Company retained the servicing of these loans and recorded mortgage servicing assets with a fair market value of $78,000 and recognized a net gain of $377,000 on the transaction. There were no securitization transactions during 2021.

The Company serviced loans for others with principal balances of $41.3 million and $56.7 million at December 31, 2021 and 2020, respectively. Of these amounts, $24.3 million and $35.5 million of loan balances relate to securitizations for which the Company continues to hold the related mortgage-backed securities at December 31, 2021 and 2020, respectively. The amount of contractually specified servicing fees earned was $127,000 and $173,000 for 2021 and 2020, respectively. The fees are reported in service and other fees in the Consolidated Statements of Income.

In the normal course of business, the Company has made loans to certain directors and executive officers under terms which management believes are consistent with the Company’s general lending policies. Loans to directors and executive officers amounted to $586,000 and $622,000 at December 31, 2021 and 2020, respectively.

(8)Accrued Interest Receivable

The components of accrued interest receivable are as follows:

	December 31,
(Dollars in thousands)	2021	2020
Loans receivable	$4,644	$5,872
Investment securities	1,126	627
Interest-bearing deposits	16	16
Total	$5,786	$6,515

(9)Mortgage Servicing Assets

Mortgage servicing assets are created when the Company sells mortgage loans and retains the rights to service the loans. Mortgage servicing assets are accounted for in accordance with the Transfers and Servicing topic of the FASB ASC and are initially valued at fair value and subsequently at the lower of cost or fair value. The Company amortizes mortgage servicing assets in proportion to and over the period of estimated net servicing income. All servicing assets are grouped into categories based on the interest rate and original term of the loan sold. In 2021, the Company did not sell or securitize any loans on a servicing retained basis. In 2020, the Company added $78,000 in mortgage servicing assets when it securitized $9.4 million of mortgage loans into mortgage-backed securities to increase liquidity.

The table below presents the changes in our mortgage servicing assets:

(Dollars in thousands)	2021	2020
Balance at beginning of year	$407	$503
Additions	—	78
Impairments	—	(73)
Amortization	(84)	(101)
Balance at end of year	$323	$407

The table below presents the gross carrying values, accumulated amortization, and net carrying values of our mortgage servicing assets:

	December 31,
(Dollars in thousands)	2021	2020
Gross carrying value	$1,643	$1,643
Accumulated amortization	(1,320)	(1,236)
Net carrying value	$323	$407

The estimated amortization expense for our mortgage servicing assets for the next five years and all years thereafter are as follows:

(Dollars in thousands)
2022	$62
2023	45
2024	34
2025	28
2026	24
Thereafter	130
Total	$323

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

The table below presents the fair values and key assumptions used in determining the fair values of our mortgage servicing assets as of December 31, 2021 and 2020:

	2021	2020
Fair value, beginning of year (in thousands)	$407	$552
Fair value, end of year (in thousands)	334	407

Weighted average discount rate	10.25%	10.25%
Weighted average prepayment speed assumption (CPR)	11.60	13.57
Annual cost to service (per loan)	$75	$75

The conditional prepayment rate (CPR) prepayment model assumes constant prepayment rates each period.

(10)Interest Rate Lock and Forward Loan Sale Commitments

The Company may enter into interest rate lock commitments with borrowers on loans intended to be sold. To manage interest rate risk on the lock commitments, the Company may also enter into forward loan sale commitments. The interest rate lock commitments and forward loan sale commitments are treated as derivatives and are recorded at their fair values in prepaid expenses and other assets or in accounts payable and accrued expenses. Changes in fair value are recorded in current earnings. At December 31, 2021, the notional amount of interest rate locks and forward loan sale commitments on loans in the process of being originated each amounted to $1.2 million.

The table below presents the location of assets and liabilities related to derivatives:

		Asset Derivatives		Liability Derivatives
	Location on	Fair Value at December 31,		Fair Value at December 31,
(Dollars in thousands)	Balance Sheet	2021	2020	2021	2020
Interest rate contracts	Prepaid expenses and other assets	$9	$38	$—	$—

Interest rate contracts	Accounts payable and accrued expenses	—	—	9	38
Total derivatives		$9	$38	$9	$38

Gains and losses on derivatives net to zero for the years ended December 31, 2021 and 2020.

(11)Premises and Equipment

Premises and equipment are as follows:

	December 31,
(Dollars in thousands)	2021	2020
Land	$585	$585
Buildings and improvements	1,400	1,365
Leasehold improvements	14,683	14,671
Furniture, fixtures and equipment	6,062	6,807
Automobiles	118	118
	22,848	23,546
Less accumulated depreciation and amortization	(18,783)	(18,701)
	4,065	4,845
Construction in progress	—	10
Total	$4,065	$4,855

Depreciation expense was $1.2 million for the years ended December 31, 2021 and 2020.

(12) Deposits

Deposit accounts by type are summarized with their respective weighted-average interest rates as follows:

	December 31,
	2021		2020
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$69,980	—%	$66,014	—%
Savings accounts	1,085,255	0.07	1,010,891	0.15
Certificates of deposit	225,054	0.85	321,778	1.34
Money market	5,368	0.10	7,749	0.20
Checking and Super NOW	296,171	0.02	253,368	0.02
Total	$1,681,828	0.16%	$1,659,800	0.36%

The maturity of certificate of deposit accounts at December 31, 2021 is as follows (dollars in thousands):

Maturing in:
2022	$171,854
2023	28,640
2024	13,729
2025	5,027
2026	5,804
Total	$225,054

Certificates of deposit with balances greater than or equal to $250,000 totaled $109.6 million and $172.7 million at December 31, 2021 and 2020, respectively. Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per account owner.

Interest expense by type of deposit is as follows:

(Dollars in thousands)	2021	2020
Savings	$1,074	$2,485
Certificates of deposit and money market	2,845	6,480
Checking and Super NOW	56	48
Total	$3,975	$9,013

At December 31, 2021 and 2020, overdrawn deposit accounts totaled $12,000 and $15,000, respectively, and have been reclassified as loans in the Consolidated Balance Sheets.

In the normal course of business, certain directors and executive officers (and their associated and affiliated parties) maintain deposit accounts with the Company totaling $12.2 million and $8.2 million at December 31, 2021 and 2020, respectively.

(13)Advances from the Federal Home Loan Bank

Federal Home Loan Bank advances are secured by a blanket pledge on the Bank’s assets not otherwise pledged. At December 31, 2021 and 2020, our credit line with the FHLB Des Moines was equal to 45% of the Bank’s total assets and we had the capacity to borrow an additional $800.9 million and $807.2 million, respectively.

During 2021 and 2020, we restructured $20.0 million and $82.0 million, respectively, of FHLB advances. The transaction for 2021 lowered the average cost of FHLB advances from 1.52% to 1.45%, and extended the average maturity date by 0.4 years. The transactions for 2020 lowered the average cost of FHLB advances from 2.28% to 1.52%, and extended the average maturity date by 1.9 years. The restructuring was accounted for as a continuation of the existing borrowings with any prepayment fees recognized as an adjustment to the future cost of the restructured advances.

Advances outstanding consisted of the following:

	December 31,
	2021		2020
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Due over 1 year to 2 years	$24,000	1.27%	$10,000	2.13%
Due over 2 years to 3 years	82,000	1.40	34,000	1.58
Due over 3 years to 4 years	25,000	1.58	77,000	1.40
Due over 4 years to 5 years	10,000	1.97	20,000	1.57
Total	$141,000	1.45%	$141,000	1.52%

(14) Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset. Securities sold under agreements to repurchase are summarized as follows:

	2021		2020
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
Over 2 years to 3 years	$5,000	1.88%	$—	—%
Over 3 years to 4 years	5,000	1.73	5,000	1.88
Over 4 years to 5 years	—	—	5,000	1.73
Total	$10,000	1.81%	$10,000	1.81%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at December 31, 2021. The amount at risk is the greater of the carrying value or fair value over the repurchase liability and refers to the potential loss to the Company if the secured lender fails to return the security at the maturity date of the agreement. All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government sponsored enterprises. The repurchase liability cannot exceed 90% of the fair value of securities pledged. In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$11,389	$11,700	$10,000	$1,700	36

(15)Offsetting of Financial Liabilities

Securities sold under agreements to repurchase are subject to a right of offset in the event of default. See Note 14, Securities Sold Under Agreements to Repurchase, for additional information.

			Net Amount of	Gross Amount Not Offset in the
	Gross Amount	Gross Amount	Liabilities	Balance Sheet
	of Recognized	Offset in the	Presented in the	Financial	Cash Collateral
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
December 31, 2021:
Securities sold under agreements to repurchase	$10,000	$—	$10,000	$10,000	$—	$—

December 31, 2020:
Securities sold under agreements to repurchase	$10,000	$—	$10,000	$10,000	$—	$—

(16)Income Taxes

Allocation of federal and state income taxes between current and deferred provisions is as follows:

(Dollars in thousands)	2021	2020
Current
Federal	$4,466	$5,157
State	1,602	1,950
	6,068	7,107
Deferred
Federal	205	(231)
State	100	(161)
	305	(392)
Total	$6,373	$6,715

The federal statutory corporate tax rate for the years ended December 31, 2021 and 2020 was 21%. A reconciliation of the tax provision based on the statutory corporate rate on pretax income and the provision for taxes as shown in the accompanying Consolidated Statements of Income is as follows:

(Dollars in thousands)	2021	2020
Income tax expense at statutory rate	$4,999	$5,317
Income tax effect of:
State income taxes, net of federal income tax benefits	1,274	1,574
Other tax-exempt income	(164)	(194)
Share-based compensation	1	70
Meal and entertainment expenses	54	51
Tax benefit from the exercise of stock options	—	(63)
Non-deductible executive compensation	127	67
Other	82	(107)
Total income tax expense	$6,373	$6,715
Effective income tax rate	26.78%	26.52%

The components of income taxes payable (receivable) are as follows:

	December 31,
(Dollars in thousands)	2021	2020
Current taxes payable:
Federal	$245	$239
State	1,618	1,922
	$1,863	$2,161
Deferred taxes receivable:
Federal	$(1,112)	$(2,152)
State	(815)	(1,230)
	$(1,927)	$(3,382)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(Dollars in thousands)	2021	2020
Deferred tax assets:
Premises and equipment	$473	$392
Hawaii franchise tax	454	476
Unfunded pension liability	—	1,250
Allowance for loan losses	711	1,135
Employee benefit plans	2,703	2,706
Equity incentive plan	151	210
Deferred compensation	240	339
Net lease liability	203	209
Other	44	22
	4,979	6,739
Deferred tax liabilities:
Deferred loan costs	2,654	2,926
FHLB stock dividends	126	126
Prepaid expense	186	97
Unrealized gain on securities available for sale	—	100
Premiums on loans sold	86	108
	3,052	3,357
Net deferred tax assets	$1,927	$3,382

Deferred tax assets and liabilities at December 31, 2021 and 2020 were calculated using federal corporate tax rates of 21%.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. There was no valuation allowance for deferred tax assets as of December 31, 2021 and 2020.

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

The following table sets forth the status of the Pension Plan and SERP at the dates indicated:

	Pension Plan		SERP

	December 31,
(Dollars in thousands)	2021	2020	2021	2020
Accumulated benefit obligation at end of year	$20,943	$24,130	$9,915	$9,866
Change in projected benefit obligation:
Benefit obligation at beginning of year	$24,130	$21,367	$9,866	$9,702
Service cost (income)	105	174	(111)	9
Interest cost	547	722	177	172
Actuarial (gain) loss	(2,885)	2,776	—	—
Benefits paid	(954)	(909)	(17)	(17)
Benefit obligation at end of year	20,943	24,130	9,915	9,866
Change in plan assets:
Fair value of plan assets at beginning of year	21,151	19,435	—	—
Actual return on plan assets	2,928	2,625	—	—
Employer contributions	—	—	17	17
Benefits paid	(954)	(909)	(17)	(17)
Fair value of plan assets at end of year	23,125	21,151	—	—
Funded status at end of year	$2,182	$(2,979)	$(9,915)	$(9,866)
Amounts recognized in the Consolidated Balance Sheets:
Prepaid expenses and other assets (Accounts payable and accrued expenses)	$2,182	$(2,979)	$(9,915)	$(9,866)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$7,401	$12,088	$—	$—
Prior service cost	129	134	—	—
Accumulated other comprehensive loss, before tax	$7,530	$12,222	$—	$—

The accumulated benefit obligation experienced an actuarial gain of $2.9 million in 2021 primarily because the actual benefit payments, rather than estimated payments, were used to calculate the benefit obligation. In addition, the actuarial gain can be attributed to an increase in the discount rate used to calculate the benefit obligation.

The following table sets forth the changes recognized in accumulated other comprehensive loss for the years indicated:

	Pension Plan
	Year Ended December 31,
(Dollars in thousands)	2021	2020
Accumulated other comprehensive loss at beginning of year, before tax	$12,222	$11,147
Actuarial net (gain) loss arising during the period	(4,372)	1,455
Amortizations (recognized in net periodic benefit cost):
Actuarial loss	(315)	(375)
Prior service cost	(5)	(5)
Total recognized in other comprehensive loss	(4,692)	1,075
Accumulated other comprehensive loss at end of year, before tax	$7,530	$12,222

For the years ended December 31, 2021 and 2020, the following weighted average assumptions were used to determine benefit obligations at the end of the year:

	Pension Plan		SERP

	Year Ended December 31,
	2021	2020	2021	2020
Assumptions used to determine the year-end benefit obligations:
Discount rate	2.90%	2.50%	5.00%	5.01%
Rate of compensation increase	N/A	N/A	5.00%	5.00%

The dates used to determine retirement measurements for the Pension Plan were December 31, 2021 and 2020.

The Company’s investment strategy for the Pension Plan is to maintain a consistent rate of return with primary emphasis on capital appreciation and secondary emphasis on income to enhance the purchasing power of the plan’s assets over the long-term and to preserve capital. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate. Normal target allocations at December 31, 2021 were 55% domestic equity securities, 10% international equity securities and 35% bonds. Equity securities primarily include stocks, investment in exchange traded funds and large-cap, mid-cap and small-cap mutual funds. Bonds include U.S. Treasuries, mortgage-backed securities and corporate bonds of companies in diversified industries. Other types of investments include money market funds and savings accounts opened with the Company.

As of December 31, 2021 and 2020, the Pension Plan’s assets measured at fair value were classified as follows:

		Fair Value of Measurements at Report Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2021:
Cash	$1,017	$1,017	$—	$—
Equities	16,276	16,276	—	—
Mutual funds (1)	5,832	5,832	—	—
Total	$23,125	$23,125	$—	$—

December 31, 2020:
Cash	$1,971	$1,971	$—	$—
Equities	14,004	14,004	—	—
Mutual funds (1)	5,176	5,176	—	—
Total	$21,151	$21,151	$—	$—
(1)	This category includes mutual funds that invest in equities and bonds. The mutual fund managers have the ability to change the amounts invested in equities and bonds depending on their investment outlook.

Estimated future benefit payments reflecting expected future service at December 31, 2021 are as follows:

	Pension
(Dollars in thousands)	Plan	SERP
2022	$957	$11
2023	991	8,739
2024	1,009	125
2025	1,134	125
2026	1,192	125
2027 - 2031	6,176	624
Total	$11,459	$9,749

For the years ended December 31, 2021 and 2020, the following weighted average assumptions were used to determine net periodic benefit cost for the fiscal years shown:

	Pension Plan		SERP
	Year Ended December 31,
	2021	2020	2021	2020
Assumptions used to determine the net periodic benefit cost:
Discount rate	2.50%	3.30%	5.03%	5.02%
Expected return on plan assets	7.00	7.00	-	-
Rate of compensation increase	N/A	N/A	5.00	5.00

The components of net periodic benefit cost were as follows:

	Pension Plan		SERP

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2021	2020
Net periodic benefit cost (income) for the year:
Service cost (income)	$105	$174	$(111)	$9
Interest cost	547	722	177	172
Expected return on plan assets	(1,441)	(1,304)	—	—
Amortization of prior service cost	5	5	—	—
Recognized actuarial loss	315	375	—	—
Recognized curtailment loss	—	—	—	—
Net periodic benefit cost (income) for the year:	$(469)	$(28)	$66	$181

The service cost component of net periodic benefit cost is included in salaries and employee benefits in the Consolidated Statements of Income. The other components of net periodic benefit cost including interest cost, the return on plan assets and amortization of net loss are reported in other income.

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

The Company does not expect to make any contributions to the Pension Plan in 2022. The Company expects to make an $11,000 contribution to the SERP in 2022 to cover actual benefit payments.

The Company also has a 401(k) defined contribution plan and profit sharing plan covering all employees after one year of service. The 401(k) plan provides for employer matching contributions, as determined by the Company, based on a percentage of employees’ contributions subject to a maximum amount defined in the plan agreement. The Company’s 401(k) matching contributions, based on 5% of employees’ contributions for 2021 and 2020 amounted to $66,000 and $65,000, respectively. The Company contributes to the profit sharing plan an amount determined by the Board of Directors. No contributions were made to the profit sharing plan for years ended December 31, 2021 and 2020.

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity. The shares committed to be released are considered outstanding for earnings per share computations. Compensation expense recognized for the years ended December 31, 2021 and 2020 amounted to $1.3 million and $1.2 million, respectively.

Shares held by the ESOP trust were as follows:

	December 31,
	2021	2020
Allocated shares	540,869	507,304
Unearned shares	342,531	391,464
Total ESOP shares	883,400	898,768
Fair value of unearned shares, in thousands	$8,649	$9,407

The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits. For the years ended December 31, 2021 and 2020, we accrued $99,000 and $137,000, respectively, for the ESOP restoration plan.

(19)Share-Based Compensation

The shareholders of Territorial Bancorp Inc. adopted the 2010 Equity Incentive Plan and the 2019 Equity Incentive Plan. These plans provide for the award of stock options and restricted stock to key officers and directors. In accordance with the Compensation — Stock Compensation topic of the FASB ASC, the cost of the equity incentive plans is based on the fair value of the awards on the grant date. The fair value of restricted stock is based on the closing price of the Company’s stock on the grant date. The fair value of stock options is estimated using a Black-Scholes option pricing model using assumptions for dividend yield, stock price volatility, risk-free interest rate and option term. These assumptions are based on our judgments regarding future events, are subjective in nature, and cannot be determined with precision. The cost of the awards will be recognized on a straight-line basis over the three-, five- or six-year vesting period during which participants are required to provide services in exchange for the awards. No new awards can be made under the 2010 Equity Plan, but awards previously made can continue to vest. There are 146,347 shares remaining available for new awards under the 2019 Equity Plan.

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

(In thousands)	2021	2020
Compensation expense	$351	$619
Income tax benefit	96	169

Stock Options

The table below presents the stock option activity of the Company:

		Weighted		Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (years)	(in thousands)
Options outstanding at December 31, 2019	116,409	$17.53	0.72	$1,562
Granted	—	—	—	—
Exercised	81,827	17.36	—	725
Forfeited	—	—	—	—
Expired	31,497	—	—	—
Options outstanding at December 31, 2020	3,085	$23.62	1.67	$1
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at December 31, 2021	3,085	$23.62	0.67	$5

Options vested and exercisable at December 31, 2021	3,085	$23.62	0.67	$5

The following summarizes certain stock option activity of the Company:

(In thousands)	2021	2020
Intrinsic value of stock options exercised	$—	$725
Proceeds received from stock options exercised	—	1,421
Tax benefits realized from stock options exercised	—	158
Total fair value of stock options that vested	—	—

As of December 31, 2021, the Company had no unrecognized compensation costs related to the stock option plan.

Restricted Stock

Restricted stock awards are accounted for as a fixed grant using the fair value of the Company’s stock at the time of grant. Unvested restricted stock may not be disposed of or transferred during the vesting period. Restricted stock carries the right to receive dividends, although dividends attributable to restricted stock may be retained by the Company until the shares vest, at which time they are paid to the award recipient. Unvested restricted stock that is time-based contain nonforeitable dividend rights. Accrued dividends on restricted stock that do not vest based on performance or market conditions are forfeited.

The table below presents the time-based restricted stock activity:

		Weighted
		Average Grant
	Restricted	Date Fair
	Stock	Value
Unvested at December 31, 2019	20,249	$28.78
Granted	13,444	21.05
Vested	9,998	29.16
Forfeited	—	—
Unvested at December 31, 2020	23,695	$24.24
Granted	10,849	26.67
Vested	11,336	25.81
Forfeited	—	—
Unvested at December 31, 2021	23,208	$24.61

During the year ended December 31, 2021, the Company issued 10,849 shares of restricted stock to certain members of executive management under the 2019 Equity Incentive Plan. The fair value of the restricted stock is based on the value of the Company’s stock on the date of grant. Restricted stock will vest over three years from the date of the grant.

As of December 31, 2021, the Company had $346,000 of unrecognized compensation costs related to time-vested restricted stock. The unrecognized compensation costs are expected to be recognized over a weighted average period of 1.8 years.

The table below presents the performance-based restricted stock units (PRSUs) that will vest on a performance condition:

	Performance-
	Based Restricted
	Stock Units	Weighted
	Based on a	Average Grant
	Performance	Date Fair
	Condition	Value
Unvested at December 31, 2019	35,976	$29.16
Granted	16,129	21.05
Vested	7,680	29.53
Forfeited	3,840	29.53
Unvested at December 31, 2020	40,585	$25.83
Granted	13,016	26.67
Vested	7,473	30.73
Forfeited	4,545	30.73
Unvested at December 31, 2021	41,583	$24.68

During the year ended December 31, 2021, the Company issued 13,016 PRSUs to certain members of executive management under the 2019 Equity Incentive Plan. These PRSUs will vest three years after they are granted after our Compensation Committee determines whether a performance condition that compares the Company’s return on average equity to the SNL Bank Index is achieved. Depending on the Company’s performance, the actual number of these PRSUs that are issued at the end of the vesting period can vary between 0% to 150% of the target award. For the PRSUs, an estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized. This estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period.

The fair value of these PRSUs is based on the fair value of the Company’s stock on the date of grant. As of December 31, 2021, the Company had $74,000 of unrecognized compensation costs related to these PRSUs. The unrecognized compensation costs are expected to be recognized over a weighted average period of 1.4 years. Performance will be measured over a three-year period and will be cliff vested.

The table below presents the PRSUs that will vest on a market condition:

	Performance-
	Based Restricted	Monte Carlo
	Stock Units	Valuation of
	Based on a	the Company's
	Market Condition	Stock
Unvested at December 31, 2019	8,994	$25.74
Granted	4,032	22.16
Vested	1,197	24.44
Forfeited	1,682	24.44
Unvested at December 31, 2020	10,147	$24.69
Granted	3,254	25.94
Vested	1,628	28.32
Forfeited	1,377	28.32
Unvested at December 31, 2021	10,396	$24.03

During the year ended December 31, 2021, the Company issued 3,254 of PRSUs to certain members of executive management under the 2019 Equity Incentive Plan. These PRSUs will vest three years after they are granted after our Compensation Committee determines whether a market condition that compares the Company’s total stock return to the SNL Bank Index is achieved. The number of shares that will be expensed will not be adjusted for performance. The fair value of these PRSUs is based on a Monte Carlo valuation of the Company’s stock on the date of grant. The assumptions which were used in the Monte Carlo valuation of the PRSUs are:

Grant date: April 5, 2021

Performance period: January 1, 2021 to December 31, 2023

2.74 year risk-free rate on grant date: 0.32%

December 31, 2020 closing price: $24.03

Closing stock price on date of grant: $26.77

Annualized volatility (based on 2.74 year historical volatility as of the grant date): 38.5%

As of December 31, 2021, the Company had $71,000 of unrecognized compensation costs related to the PRSUs that are based on a market condition. The unrecognized compensation costs are expected to be recognized over a weighted average period of 1.4 years. Performance will be measured over a three-year period and will be cliff vested.

(20)Earnings Per Share

The table below presents the information used to compute basic and diluted earnings per share:

	For the Year Ended December 31,

(Dollars in thousands, except per share data)	2021	2020
Net income	$17,430	$18,605
Income allocated to participating securities	(75)	(78)
Net income available to common shareholders	$17,355	$18,527

Weighted-average number of shares used in:
Basic earnings per share	9,059,204	9,137,398
Dilutive common stock equivalents:
Stock options and restricted stock units	51,131	59,291
Diluted earnings per share	9,110,335	9,196,689

Net income per common share, basic	$1.92	$2.03
Net income per common share, diluted	$1.90	$2.01

(21)Other Comprehensive Loss

The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes:

	Unfunded	Unrealized
	Pension	(Gain)/Loss on
(Dollars in thousands)	Liability	Securities	Total

December 31, 2021:
Balances at beginning of year	$8,967	$(276)	$8,691
Other comprehensive (income) loss, net of taxes	(3,443)	3	(3,440)
Amounts reclassified from other comprehensive income, net of taxes	—	273	273
Net current period other comprehensive (income) loss	(3,443)	276	(3,167)
Balances at end of year	$5,524	$—	$5,524

December 31, 2020:
Balances at beginning of year	$8,178	$(510)	$7,668
Other comprehensive loss, net of taxes	789	13	802
Amounts reclassified from other comprehensive income, net of taxes	—	221	221
Net current period other comprehensive loss	789	234	1,023
Balances at end of year	$8,967	$(276)	$8,691

The table below presents the tax effect on each component of other comprehensive income and loss:

	Year Ended December 31,
	2021			2020
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount

Unfunded pension liability	$(4,692)	$1,249	$(3,443)	$1,075	$(286)	$789
Unrealized loss on securities	4	(1)	3	18	(5)	13
Amount reclassified from other comprehensive income	373	(100)	273	301	(80)	221
Total	$(4,315)	$1,148	$(3,167)	$1,394	$(371)	$1,023

The decrease in the accumulated comprehensive loss on the unfunded pension liability occurred primarily because a decrease in the pension obligation which occurred primarily because the actual benefit payments, rather than estimated payments, were used to calculate the benefit obligation. In addition, the decrease in the pension obligation can also be attributed to an increase in the discount rate used to calcualte the benefit obligation.

(22)Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on an individual basis. The Company’s policy is to require suitable collateral, primarily real estate, to be provided by customers prior to disbursement of approved loans. At December 31, 2021 and 2020, the Company had loan commitments aggregating to $11.3 million (interest rates from 1.875% to 2.875%) and $21.3 million (interest rates from 2.250% to 3.125%), respectively, primarily consisting of fixed-rate residential first mortgage loans. In addition to commitments to originate loans, at December 31, 2021 and 2020, the Company had $15.4 million and $20.7 million, respectively, in unused lines of credit to borrowers.

The Company is required by the Federal Reserve Bank to maintain reserves based on the amount of deposits held. Effective March 25, 2020 the Federal Reserve Bank lowered the reserve requirement to zero percent, therefore, there were no required reserve balances as of December 31, 2021 and 2020.

(23)Regulatory Capital and Supervision

Territorial Savings Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. The Company is not subject to regulatory capital requirements because its total assets are less than $3.0 billion. At December 31, 2021 and 2020, Territorial Savings Bank exceeded all of the fully-phased in regulatory captial requirments and is considered to be “well capitalized” under regulatory guidelines. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

The table below presents the fully-phased in capital required to be considered “well-capitalized” and meet the capital conservation buffer requirement as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for Territorial Savings Bank and the Company at December 31, 2021 and 2020:

(Dollars in thousands)	Required Ratio	Actual Amount	Actual Ratio
December 31, 2021:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$235,785	11.09%
Territorial Bancorp Inc.		$261,846	12.31%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$235,785	26.47%
Territorial Bancorp Inc.		$261,846	29.40%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$235,785	26.47%
Territorial Bancorp Inc.		$261,846	29.40%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$238,515	26.78%
Territorial Bancorp Inc.		$264,576	29.70%

December 31, 2020:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$239,256	11.38%
Territorial Bancorp Inc.		$257,399	12.24%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$239,256	27.49%
Territorial Bancorp Inc.		$257,399	29.57%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$239,256	27.49%
Territorial Bancorp Inc.		$257,399	29.57%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$243,608	27.99%
Territorial Bancorp Inc.		$261,751	30.07%
(1)	The required Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios are based on the fully-phased in capital ratios in the Basel III capital regulations plus the 2.50% capital conservation buffer that became effective on January 1, 2019.

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

At December 31, 2021 and 2020, the Bank’s capital ratios exceeded the minimum capital thresholds for a “well-capitalized” institution. There are no conditions or events that have changed the institution’s category under the capital guidelines.

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

(25)Revenue Recognition

The Company’s contracts with customers are generally short-term in nature, with cycles of one year or less. These can range from an immediate term for services such as wire transfers, foreign currency exchanges and cashier’s check purchases, to several days for services such as processing annuity and mutual fund sales. Some contracts may be of an ongoing nature, such as providing deposit account services, including ATM access, check processing, account analysis and check ordering. However, provision of an assessable service and payment for such service is usually concurrent or closely timed. Contracts related to financial instruments, such as loans, investments and debt, are excluded from the scope of this accounting requirement.

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

Revenue from contracts with customers is reported in service fees on loan and deposit accounts and in other noninterest income in the Consolidated Statements of Income. The table below reconciles the revenue from contracts with customers and other revenue reported in those line items:

	Service and
(Dollars in thousands)	Other Fees	Other	Total
Year ended December 31, 2021
Revenue from contracts with customers	$2,330	$177	$2,507
Other revenue	133	550	683
Total	$2,463	$727	$3,190

Year ended December 31, 2020
Revenue from contracts with customers	$2,565	$243	$2,808
Other revenue	97	146	243
Total	$2,662	$389	$3,051

(26)Leases

The table below presents lease costs and other information for the years indicated:

	Year Ended
	December 31,
(Dollars in thousands)	2021	2020
Lease costs:
Operating lease costs	$3,398	$3,365
Short-term lease costs	47	23
Variable lease costs	156	163
Total lease costs	$3,601	$3,551

Cash paid for amounts included in measurement of lease liabilities	$3,372	$3,238
ROU assets obtained in exchange for new operating lease liabilities	$4,060	$4,042

At December 31, 2021, future minimum rental commitments under noncancellable operating leases are as follows:

(Dollars in thousands)
2022	$2,840
2023	2,069
2024	1,793
2025	1,074
2026	853
Thereafter	2,662
Total	11,291
Less present value discount	(547)
Present value of leases	$10,744

The table below presents other lease related information:

	December 31,	December 31,
	2021	2020
Weighted-average remaining lease term (years)	5.93	5.92
Weighted-average discount rate	1.83%	2.29%

The Company leased to a tenant certain property that it owns under a non-cancelable lease that expired during 2021. The Company continues to rent to the tenant on a month-to-month basis. Rental income comprised of minimum rentals for 2021 amd 2020 was approximately $110,000 each year.

On December 31, 2021, the Bank entered into a lease for our corporate offices that terminates our current lease. The current lease is anticipated to terminate in October 2022. The new lease will commence on February 4, 2022 and the right of use asset and lease liability for the new lease will be recorded when the lease commences. The new lease has the following lease payment obligations (dollars in thousands):

Due in:
One Year or Less	$53
More Than One Year to Three Years	1,133
More Than Three Years to Five Years	1,259
More than Five Years	9,045
Total	$11,490

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Cash and cash equivalents	$99,859	$99,859	$99,859	$—	$—
Investment securities held to maturity	636,442	634,987	—	634,987	—
Loans receivable, net	1,302,824	1,314,609	—	—	1,314,609
FHLB stock	8,173	8,173	—	8,173	—
FRB stock	3,158	3,158	—	3,158	—
Accrued interest receivable	5,786	5,786	16	1,126	4,644
Interest rate contracts	9	9	—	9	—

Liabilities
Deposits	1,681,828	1,682,078	—	1,456,773	225,305
Advances from the Federal Home Loan Bank	141,000	141,867	—	141,867	—
Securities sold under agreements to repurchase	10,000	10,143	—	10,143	—
Accrued interest payable	35	35	—	34	1
Interest rate contracts	9	9	—	9	—

December 31, 2020
Assets
Cash and cash equivalents	$363,543	$363,543	$363,543	$—	$—
Investment securities available for sale	3,562	3,562	—	3,562	—
Investment securities held to maturity	247,642	262,841	—	262,841	—
Loans held for sale	2,195	2,274	—	2,274	—
Loans receivable, net	1,406,995	1,433,489	—	—	1,433,489
FHLB stock	8,144	8,144	—	8,144	—
FRB stock	3,145	3,145	—	3,145	—
Accrued interest receivable	6,515	6,515	16	627	5,872
Interest rate contracts	38	38	—	38	—

Liabilities
Deposits	1,659,800	1,663,226	—	1,338,022	325,204
Advances from the Federal Home Loan Bank	141,000	145,441	—	145,441	—
Securities sold under agreements to repurchase	10,000	10,466	—	10,466	—
Accrued interest payable	35	35	—	33	2
Interest rate contracts	38	38	—	38	—

At December 31, 2021 and 2020, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the Consolidated Financial Statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

December 31, 2021
Interest rate contracts — assets	$—	$9	$—	$9
Interest rate contracts — liabilities	—	(9)	—	(9)

December 31, 2020
Interest rate contracts — assets	$—	$38	$—	$38
Interest rate contracts — liabilities	—	(38)	—	(38)
Investment securities available for sale	—	3,562	—	3,562

The table below presents the balance of assets measured at fair value on a nonrecurring basis and the related losses at December 31, 2020:

	Fair Value
(Dollars in thousands)	Adjustment Date	Level 1	Level 2	Level 3	Total	Total Losses

December 31, 2020
Mortgage servicing assets	12/31/2020	$—	$—	$407	$407	$(73)

There were no assets measured at fair value on a non-recurring basis at December 31, 2021. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2021 and at December 31, 2020.

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

(28)Parent Company Only

Presented below are the condensed balance sheets, statements of income, and statements of cash flows for Territorial Bancorp Inc.

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2021	2020
Assets
Cash	$25,532	$18,108
Investment in Territorial Savings Bank	230,261	230,566
Receivable from Territorial Savings Bank	566	851
Prepaid expenses and other assets	132	355
Total assets	$256,491	$249,880
Liabilities and Equity
Other liabilities	$169	$1,172
Equity	256,322	248,708
Total liabilities and equity	$256,491	$249,880

Condensed Statements of Income

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020
Interest and dividend income:
Dividends from Territorial Savings Bank	$22,000	$8,000
Interest-earning deposit with Territorial Savings Bank	5	19
Total interest and dividend income	22,005	8,019

Noninterest expense:
Salaries	43	43
Other general and administrative expenses	998	719
Total noninterest expense	1,041	762

Income before income taxes and equity in undistributed earnings in subsidiaries	20,964	7,257

Income taxes	(288)	(217)

Income before equity in undistributed earnings in subsidiaries	21,252	7,474

Equity in undistributed earnings of Territorial Savings Bank, net of dividends	(3,822)	11,131

Net income	$17,430	$18,605

Condensed Statements of Cash Flows

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$17,430	$18,605
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Territorial Savings Bank, net of dividends	3,822	(11,131)
Net decrease in prepaid expenses and other assets	1,762	1,583
Net decrease in other liabilities	(366)	(151)
Net cash provided by operating activities	22,648	8,906

Cash flows from investing activities:
Investment in Territorial Savings Bank	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:
Repurchases of common stock	(5,000)	(5,000)
Cash dividends paid	(10,224)	(8,400)
Net cash used in financing activities	(15,224)	(13,400)
Net increase (decrease) in cash	7,424	(4,494)
Cash at beginning of the period	18,108	22,602
Cash at end of the period	$25,532	$18,108

(29)Subsequent Events

On January 27, 2022, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.23 per share of common stock. The dividend was paid on February 24, 2022 to stockholders of record as of February 10, 2022.

On February 2, 2022, the Board of Directors of Territorial Bancorp Inc. announced an eleventh share repurchase program. Under this repurchase program, the Company may repurchase up to $5,000,000 of the Company’s outstanding shares.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2021. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2021, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria.

ITEM 9B.	Other Information

None.

ITEM 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the captions “Proposal 1—Election of Directors,” “Information About Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance—Code of Ethics and Business Conduct,” “Nominating and Corporate Governance Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance— Committees of the Board of Directors” and “Audit Committee Report” is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the caption “Executive Compensation” is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the caption “Stock Ownership” is incorporated herein by reference. Information with respect to the security ownership of our directors and executive officers is included above in “Item 10. Directors, Executive Officers and Corporate Governance,” and is incorporated herein by reference.

Equity Compensation Plan Information

Set forth below is information as of December 31, 2021 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to Be Issued Upon	Weighted-average	Share-based
	Exercise of Outstanding	Exercise Price of	Compensation Plans
	Options, Warrants	Outstanding Options,	(excluding securities
	and Rights (1)	Warrants and Rights (1)	reflected in first column)
Equity compensation plans approved by security holders	3,085	$23.62	146,347
(1)	Reflects stock options only.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the captions “Transactions with Certain Related Persons” and “Proposal 1 — Election of Directors” is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the captions “Proposal 2—Ratification of Independent Registered Public Accounting Firm—Audit Fees” and “—Pre-Approval of Services by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)Financial Statements

The following documents are filed as part of this annual report:

(i)	Report of Independent Registered Public Accounting Firm (Moss Adams LLP, Portland, Oregon, PCAOB ID:659)
(ii)	Consolidated Balance Sheets at December 31, 2021 and 2020
(iii)	Consolidated Statements of Income for the years ended December 31, 2021 and 2020
(iv)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020
(v)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021 and 2020
(vi)	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
(vii)	Notes to Consolidated Financial Statements

(b)Exhibits

3.1

Articles of Incorporation of Territorial Bancorp Inc. (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (file no. 333-155388), initially filed by Territorial Bancorp Inc. with the Securities and Exchange Commission on November 14, 2008)

3.2

Bylaws of Territorial Bancorp Inc. (Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 (file no. 333-155388), initially filed by Territorial Bancorp Inc. with the Securities and Exchange Commission on November 14, 2008)

4.1

Form of Common Stock Certificate of Territorial Bancorp Inc. (Incorporated by reference to Exhibit 4 of the Registration Statement on Form S-1 (file no. 333-155388), initially filed by Territorial Bancorp Inc. with the Securities and Exchange Commission on November 14, 2008)

4.2	Description of Registrant’s Securities (Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K (file no. 001-34403), filed March 19, 2021.
10.1

Employment Agreement between Territorial Bancorp Inc. and Allan S. Kitagawa (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file no. 001-34403), filed with the Securities and Exchange Commission on November 18, 2009)

10.2

Employment Agreement between Territorial Savings Bank and Allan S. Kitagawa (Incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 (file no. 333-155388), initially filed by Territorial Bancorp Inc. with the Securities and Exchange Commission on November 14, 2008)

10.3

First Amendment to Employment Agreement between Territorial Savings Bank and Allan S. Kitagawa (Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A (file no. 001-34403), filed with the Securities and Exchange Commission on March 29, 2011)

10.4

Employment Agreement between Territorial Bancorp Inc. and Vernon Hirata (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (file no. 001-34403), filed with the Securities and Exchange Commission on November 18, 2009)

10.5

Employment Agreement between Territorial Savings Bank and Vernon Hirata (Incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 (file no. 333-155388), initially filed by Territorial Bancorp Inc. with the Securities and Exchange Commission on November 14, 2008)

10.6

First Amendment to Employment Agreement between Territorial Savings Bank and Vernon Hirata (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K/A (file no. 001-34403), filed with the Securities and Exchange Commission on March 29, 2011)

10.7

Employment Agreement between Territorial Bancorp Inc. and Ralph Y. Nakatsuka (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (file no. 001-34403), filed with the Securities and Exchange Commission on November 18, 2009)

10.8

Employment Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka (Incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 (file no. 333-155388), initially filed by Territorial Bancorp Inc. with the Securities and Exchange Commission on November 14, 2008)

10.9

First Amendment to Employment Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K/A (file no. 001-34403), filed with the Securities and Exchange Commission on March 29, 2011)

10.10

Supplemental Executive Retirement Agreement between Territorial Savings Bank and Allan S. Kitagawa (Incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (file no. 333-155388), initially filed by Territorial Bancorp Inc. with the Securities and Exchange Commission on November 14, 2008)

10.11

Supplemental Executive Retirement Agreement between Territorial Savings Bank and Vernon Hirata (Incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 (file no. 333-155388), initially filed by Territorial Bancorp Inc. with the Securities and Exchange Commission on November 14, 2008)

10.12

Supplemental Executive Retirement Agreement between Territorial Savings Bank and Ralph Y. Nakatsuka (Incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1 (file no. 333-155388), initially filed by Territorial Bancorp Inc. with the Securities and Exchange Commission on November 14, 2008)

10.13

Executive Deferred Incentive Agreement between Territorial Savings Bank and Allan S. Kitagawa (Incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1 (file no. 333-155388), initially filed by Territorial Bancorp Inc. with the Securities and Exchange Commission on November 14, 2008)

10.14

Executive Deferred Incentive Agreement between Territorial Savings Bank and Vernon Hirata (Incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1 (file no. 333-155388), initially filed by Territorial Bancorp Inc. with the Securities and Exchange Commission on November 14, 2008)

10.15	[Intentionally omitted]
10.16

Territorial Savings Bank Non-Qualified Supplemental Employee Stock Ownership Plan (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (file no. 001-34403), filed with the Securities and Exchange Commission on November 18, 2009)

10.17

Territorial Savings Bank Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.14 of the Registration Statement on Form S-1 (file no. 333-155388), initially filed by Territorial Bancorp Inc. with the Securities and Exchange Commission on November 14, 2008)

10.18

First Amendment to Territorial Savings Bank Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.15 of the Registration Statement on Form S-1 (file no. 333-155388), initially filed by Territorial Bancorp Inc. with the Securities and Exchange Commission on November 14, 2008)

10.19

Second Amendment to Territorial Savings Bank Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K/A (file no. 001-34403), filed with the Securities and Exchange Commission on March 29, 2011)

10.20	[Intentionally Omitted]
10.21

Form of Employee Restricted Stock Award (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K/A (file no. 001-34403), filed with the Securities and Exchange Commission on March 29, 2011)

10.22

Form of Employee Stock Option Award (Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K/A (file no. 001-34403), filed with the Securities and Exchange Commission on March 29, 2011)

10.23

Form of Director Restricted Stock Award (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K/A (file no. 001-34403), filed with the Securities and Exchange Commission on March 29, 2011)

10.24

Form of Director Stock Option Award (Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K/A (file no. 001-34403), filed with the Securities and Exchange Commission on March 29, 2011)

10.25

Territorial Savings Bank Separation Pay Plan and Summary Plan Description (Incorporated by reference to Exhibit 10.16 of the Registration Statement on Form S-1 (file no. 333-155388), initially filed by Territorial Bancorp Inc. with the Securities and Exchange Commission on November 14, 2008)

10.26

Amendment One to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Vernon Hirata (Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-Q (file no. 001-34403), filed with the Securities and Exchange Commission on May 14, 2011)

10.27

Amendment One to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Ralph Nakatsuka (Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-Q (file no. 001-34403), filed with the Securities and Exchange Commission on May 14, 2011)

10.28	[Intentionally Omitted]
10.29

Amendment Two to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Vernon Hirata (Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K (file no. 001-34403), filed with the Securities and Exchange Commission on March 14, 2012)

10.30

Amendment Two to Territorial Savings Bank Amended and Restated Supplemental Employee Retirement Agreement for Ralph Nakatsuka (Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K (file no. 001-34403), filed with the Securities and Exchange Commission on March 14, 2012)

10.31

Second Amendment to Employment Agreement between Territorial Savings Bank and Vernon Hirata (Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K (file no. 001-34403), filed with the Securities and Exchange Committee on March 15, 2013)

10.32

Third Amendment to Employment Agreement between Territorial Savings Bank and Vernon Hirata (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (file no. 001-34403), filed with the Securities and Exchange Committee on November 7, 2014)

10.33

First Amendment to Employment Agreement between Territorial Bancorp Inc. and Vernon Hirata (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (file no. 001-34403), filed with the Securities and Exchange Committee on November 7, 2014)

10.34

Second Amendment to Employment Agreement between Territorial Savings Bank and Allan S. Kitagawa (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (file no. 001-34403), filed with the Securities and Exchange Committee on November 7, 2014)

10.35

First Amendment to Employment Agreement between Territorial Bancorp Inc. and Allan S. Kitagawa (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (file no. 001-34403), filed with the Securities and Exchange Committee on November 7, 2014)

10.36

Second Amendment to Employment Agreement between Territorial Savings Bank and Ralph Nakatsuka (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (file no. 001-34403), filed with the Securities and Exchange Committee on November 7, 2014)

10.37

First Amendment to Employment Agreement between Territorial Bancorp Inc. and Ralph Nakatsuka (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (file no. 001-34403), filed with the Securities and Exchange Committee on November 7, 2014)

10.38

First Amendment to Amended and Restated Executive Deferred Incentive Agreement between Territorial Savings Bank and Vernon Hirata (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q (file no. 001-34403), filed with the Securities and Exchange Committee on November 7, 2014)

10.39

First Amendment to Amended and Restated Supplemental Employee Retirement Agreement between Territorial Savings Bank and Allan S. Kitagawa (Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q (file no. 001-34403), filed with the Securities and Exchange Committee on November 7, 2014)

10.40

Third Amendment to Amended and Restated Supplemental Employee Retirement Agreement between Territorial Savings Bank and Vernon Hirata (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q (file no. 001-34403), filed with the Securities and Exchange Committee on November 7, 2014)

10.41

Third Amendment to Amended and Restated Supplemental Employee Retirement Agreement between Territorial Savings Bank and Ralph Nakatsuka (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q (file no. 001-34403), filed with the Securities and Exchange Committee on November 7, 2014)

10.42

Territorial Bancorp Inc. 2010 Equity Incentive Plan, as amended and restated (Incorporated by reference to Appendix A to the definitive proxy statement for the Annual Meeting of Shareholders (file No. 001-34403), filed with the Securities and Exchange Commission on April 24, 2017)

10.43

Territorial Bancorp Inc. Annual Incentive Plan, as amended (Incorporated by reference to Appendix B to the definitive proxy statement for the Annual Meeting of Stockholders (file No. 001-34403), filed with the Securities and Exchange Commission on April 24, 2017)

10.44

Territorial Bancorp Inc. 2019 Equity Incentive Plan (Incorporated by reference to Appendix A to the definitive proxy statement for the Annual Meeting of Stockholders (file No. 001-34403), filed with the Securities and Exchange Commission on April 16, 2019)

10.45

Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-8 (file no. 333-237039), filed by Territorial Bancorp Inc. with the Securities and Exchange Commission on March 9, 2020)

10.46

Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-8 (file no. 333-237039), filed by Territorial Bancorp Inc. with the Securities and Exchange Commission on March 9, 2020)

10.47

Form of Director Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-8 (file no. 333-237039), filed by Territorial Bancorp Inc. with the Securities and Exchange Commission on March 9, 2020)

10.48

Form of Employee Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-8 (file no. 333-237039), filed by Territorial Bancorp Inc. with the Securities and Exchange Commission on March 9, 2020)

10.49

Form of Restricted Stock Unit Agreement (time-based) (Incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-8 (file no. 333-237039), filed by Territorial Bancorp Inc. with the Securities and Exchange Commission on March 9, 2020)

10.50

Form of Restricted Stock Unit Agreement (performance-based) (Incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-8 (file no. 333-237039), filed by Territorial Bancorp Inc. with the Securities and Exchange Commission on March 9, 2020)

10.51	Form of Amendment, dated October 8, 2021, to Amended and Restated Supplemental Executive Retirement Agreement for Allan S. Kitagawa, Vernon Hirata and Ralph Nakatsuka
23	Consent of Moss Adams LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements from Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 21, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

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

TERRITORIAL BANCORP INC.

Date: March 21, 2022	By:	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Allan S. Kitagawa	Chairman of the Board,	March 21, 2022
Allan S. Kitagawa	President and Chief
Executive Officer (Principal
Executive Officer)

/s/ Melvin M. Miyamoto	Senior Vice President and	March 21, 2022
Melvin M. Miyamoto	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Kirk W. Caldwell	Director	March 21, 2022
Kirk W. Caldwell

/s/ Howard Y. Ikeda	Director	March 21, 2022
Howard Y. Ikeda

/s/ Jennifer A. Isobe	Director	March 21, 2022
Jennifer A. Isobe

Director
David S. Murakami

/s/ John M. Ohama	Director	March 21, 2022
John M. Ohama

/s/ Francis E. Tanaka	Director	March 21, 2022
Francis E. Tanaka