Form 10-Q
period 2022-06-30
Territorial Bancorp Inc.
filed 2022-08-12
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 9,113,668 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of July 31, 2022.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	June 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$70,620	$99,859
Investment securities available for sale, at fair value	23,222	—
Investment securities held to maturity, at amortized cost (fair value of $616,040 and $634,987 at June 30, 2022 and December 31, 2021, respectively)	705,904	636,442
Loans receivable, net	1,286,618	1,302,824
Federal Home Loan Bank stock, at cost	8,197	8,173
Federal Reserve Bank stock, at cost	3,167	3,158
Accrued interest receivable	5,913	5,786
Premises and equipment, net	4,023	4,065
Right-of-use asset, net	13,378	9,982
Bank-owned life insurance	47,383	51,423
Deferred income tax assets, net	2,087	1,927
Prepaid expenses and other assets	9,527	6,963
Total assets	$2,180,039	$2,130,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,729,592	$1,681,828
Advances from the Federal Home Loan Bank	141,000	141,000
Securities sold under agreements to repurchase	10,000	10,000
Accounts payable and accrued expenses	21,299	22,638
Lease liability	14,175	10,744
Income taxes payable	2,180	1,863
Advance payments by borrowers for taxes and insurance	5,888	6,207
Total liabilities	1,924,134	1,874,280

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 9,120,458 and 9,324,060 shares at June 30, 2022 and December 31, 2021, respectively	91	93
Additional paid-in capital	52,464	56,951
Unearned ESOP shares	(3,181)	(3,425)
Retained earnings	212,932	208,227
Accumulated other comprehensive loss	(6,401)	(5,524)
Total stockholders’ equity	255,905	256,322
Total liabilities and stockholders’ equity	$2,180,039	$2,130,602

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest income:
Loans	$11,176	$12,134	$22,533	$25,183
Investment securities	3,928	2,394	7,351	4,219
Other investments	267	228	443	459
Total interest income	15,371	14,756	30,327	29,861

Interest expense:
Deposits	738	1,090	1,335	2,407
Advances from the Federal Home Loan Bank	516	537	1,027	1,073
Securities sold under agreements to repurchase	47	45	91	91
Total interest expense	1,301	1,672	2,453	3,571

Net interest income	14,070	13,084	27,874	26,290
Reversal of provision for loan losses	(326)	(372)	(494)	(1,285)

Net interest income after reversal of provision for loan losses	14,396	13,456	28,368	27,575

Noninterest income:
Service and other fees	412	530	753	1,525
Income on bank-owned life insurance	194	190	391	378
Gain on sale of investment securities	—	911	—	1,437
Gain on sale of loans	8	26	26	446
Other	186	70	1,283	180
Total noninterest income	800	1,727	2,453	3,966

Noninterest expense:
Salaries and employee benefits	5,392	5,560	11,005	11,083
Occupancy	1,648	1,572	3,242	3,219
Equipment	1,236	1,064	2,432	2,194
Federal deposit insurance premiums	143	142	284	283
Loss on sale of loans	29	—	29	—
Other general and administrative expenses	1,125	1,274	2,179	2,387
Total noninterest expense	9,573	9,612	19,171	19,166

Income before income taxes	5,623	5,571	11,650	12,375
Income taxes	1,513	1,513	2,830	3,304
Net income	$4,110	$4,058	$8,820	$9,071

Basic earnings per share	$0.46	$0.44	$0.98	$0.99
Diluted earnings per share	$0.46	$0.44	$0.98	$0.99
Cash dividends declared per common share	$0.23	$0.23	$0.46	$0.46
Basic weighted-average shares outstanding	8,876,691	9,117,467	8,928,127	9,124,086
Diluted weighted-average shares outstanding	8,927,173	9,162,348	8,977,834	9,166,003

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$4,110	$4,058	$8,820	$9,071

Unrealized loss on securities, net of tax	(774)	—	(877)	(3)
Amount reclassified from other comprehensive income, net of tax	—	(190)	—	(273)
Other comprehensive loss, net of tax	(774)	(190)	(877)	(276)
Comprehensive income	$3,336	$3,868	$7,943	$8,795

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

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

						Accumulated
	Common		Additional	Unearned		Other	Total
	Shares	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Shares	Earnings	Loss	Equity
Balance at March 31, 2022	9,285,990	$93	$55,937	$(3,303)	$210,882	$(5,627)	$257,982

Net income	—	—	—	—	4,110	—	4,110
Other comprehensive loss	—	—	—	—	—	(774)	(774)
Cash dividends declared ($0.23 per share)	—	—	—	—	(2,060)	—	(2,060)
Share-based compensation	3,556	—	140	—	—	—	140
Allocation of 12,233 ESOP shares	—	—	150	122	—	—	272
Repurchase of shares of common stock	(169,088)	(2)	(3,763)	—	—	—	(3,765)

Balances at June 30, 2022	9,120,458	$91	$52,464	$(3,181)	$212,932	$(6,401)	$255,905

Balances at December 31, 2021	9,324,060	$93	$56,951	$(3,425)	$208,227	$(5,524)	$256,322

Net income	—	—	—	—	8,820	—	8,820
Other comprehensive loss	—	—	—	—	—	(877)	(877)
Cash dividends declared ($0.46 per share)	—	—	—	—	(4,115)	—	(4,115)
Share-based compensation	19,227	—	274	—	—	—	274
Allocation of 24,467 ESOP shares	—	—	332	244	—	—	576
Repurchase of shares of common stock	(222,829)	(2)	(5,093)	—	—	—	(5,095)

Balances at June 30, 2022	9,120,458	$91	$52,464	$(3,181)	$212,932	$(6,401)	$255,905

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$8,820	$9,071
Adjustments to reconcile net income to net cash from operating activities:
Reversal of provision for loan losses	(494)	(1,285)
Depreciation and amortization	635	587
Deferred income tax expense	158	338
Amortization of fees, discounts, and premiums, net	(3)	(253)
Amortization of right-of-use asset	1,434	1,551
Origination of loans held for sale	(4,946)	(12,761)
Proceeds from sales of loans held for sale	4,943	14,862
Loss (gain) on sale of loans, net	3	(446)
Gain on sale of investment securities available for sale	—	(339)
Gain on sale of investment securities held to maturity	—	(1,098)
ESOP expense	576	632
Share-based compensation expense	274	205
Net (increase) decrease in accrued interest receivable	(127)	170
Net increase in bank-owned life insurance	(391)	(378)
Net increase in prepaid expenses and other assets	(2,565)	(2,256)
Net decrease in accounts payable and accrued expenses	(1,531)	(324)
Net decrease in lease liability	(1,399)	(1,527)
Net decrease in advance payments by borrowers for taxes and insurance	(319)	(658)
Net increase in income taxes payable	317	193

Net cash from operating activities	5,385	6,284

Cash flows from investing activities:
Purchases of investment securities held to maturity	(105,892)	(432,614)
Purchases of investment securities available for sale	(24,760)	—
Principal repayments on investment securities held to maturity	36,390	56,243
Principal repayments on investment securities available for sale	363	198
Proceeds from sale of investment securities held to maturity	—	16,031
Proceeds from sale of investment securities available for sale	—	3,330
Principal repayments on loans receivable, net of loan originations	16,723	93,664
Purchases of Federal Home Loan Bank stock	(24)	(29)
Purchases of Federal Reserve Bank stock	(9)	(7)
Proceeds from bank-owned life insurance	4,431	—
Purchases of premises and equipment	(593)	(186)

Net cash from investing activities	(73,371)	(263,370)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from financing activities:
Net increase in deposits	$47,764	$18,894
Repurchases of common stock	(4,858)	(2,567)
Cash dividends paid	(4,159)	(5,206)

Net cash from financing activities	38,747	11,121

Net decrease in cash and cash equivalents	(29,239)	(245,965)

Cash and cash equivalents at beginning of the period	99,859	363,543

Cash and cash equivalents at end of the period	$70,620	$117,578

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$2,345	$3,556
Income taxes	2,355	2,773

Supplemental disclosure of noncash investing and financing activities:
Company stock repurchased through stock swap and net settlement transactions	$237	$319
Establishment of right-of-use asset, net of incentives and modifications	4,830	2,841
Establishment of lease liability, net of modifications	4,830	2,841

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

.

(3)      Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU changes the threshold for recognizing losses from a “probable” to an “expected” model. The new model is referred to as the current expected credit loss model and applies to loans, leases, held-to-maturity investments, loan commitments and financial guarantees. The amendment requires the measurement of all expected credit losses for financial assets as of the reporting date (including historical experience, current conditions and reasonable and supportable forecasts) and enhanced disclosures that will help financial statement users understand the estimates and judgments used in estimating credit losses and evaluating the credit quality of an organization’s portfolio. The amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued an update that delays the effective date of the amendment for smaller reporting companies, as defined by the Securities and Exchange Commission, to fiscal years beginning after December 15, 2022. The Company is a smaller reporting company. The Company will apply the amendment’s provisions as a cumulative-effect adjustment to retained earnings at the beginning of the first period the amendment is effective. The Company has formed a team that is working on an implementation plan to adopt the amendment. The implementation plan will include developing policies, procedures and internal controls over the model. The Company is also working with a software vendor to measure expected losses required by the amendment. The Company is currently evaluating the effects that the adoption of this amendment will have on its consolidated financial statements and expects that the portfolio composition and economic conditions at the time of adoption will influence the accounting adjustment made at the time the amendment is adopted.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the accounting guidance for loans modified as troubled debt restructurings by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the ASU requires public business entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. This ASU will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, upon the Company’s adoption of the amendments in ASU 2016-13. The Company is currently evaluating the effects that ASU 2022-03 will have on its consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions to clarify that contractual sale restrictions should not be considered in the measurement of the fair value of an equity security. The Company owns stock in the Federal Reserve Bank (FRB) and in the Federal Home Loan Bank (FHLB) which is valued at historical cost which approximates fair value. Ownership of stock is a condition for services the Company receives from the FRB and FHLB. The stock is not publically traded and can only be issued, exchanged, redeemed or repurchased by the FRB and the FHLB. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

(4)      Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Cash and due from banks	$12,642	$11,662
Interest-earning deposits in other banks	57,978	88,197
Cash and cash equivalents	$70,620	$99,859

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank of San Francisco.

(5)      Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2022:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$24,417	$—	$(1,195)	$23,222
Total	$24,417	$—	$(1,195)	$23,222

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$705,904	$28	$(89,892)	$616,040
Total	$705,904	$28	$(89,892)	$616,040

December 31, 2021:
Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$636,442	$5,699	$(7,154)	$634,987
Total	$636,442	$5,699	$(7,154)	$634,987

The amortized cost and estimated fair value of investment securities by maturity date at June 30, 2022 are shown below. Incorporated in the maturity schedule are mortgage-backed securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Available-for-sale:
Due after 10 years	$24,417	$23,222
Total	$24,417	$23,222

Held-to-maturity:
Due within 5 years	$14	$14
Due after 5 years through 10 years	22	22
Due after 10 years	705,868	616,004
Total	$705,904	$616,040

Realized gains and losses and the proceeds from sales of held-to-maturity and available-for-sale securities are shown in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Proceeds from sales	$—	$13,064	$—	$19,361
Gross gains	—	911	—	1,437
Gross losses	—	—	—	—

The Company did not sell any held-to-maturity mortgage-backed securities during the six months ended June 30, 2022. During the six months ended June 30, 2021, the Company sold $14.9 million of held-to-maturity mortgage-backed securities and recorded gains of $1.1 million. The sale of the mortgage-backed securities, for which the Company had already collected a substantial portion of the outstanding purchased principal (at least 85%), were in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and do not taint management’s assertion of its intent to hold the remaining securities in the held-to-maturity portfolio to maturity.

The Company did not sell any available-for-sale mortgage-backed securities during the six months ended June 30, 2022. During the six months ended June 30, 2021, the Company sold $3.0 million of available-for-sale mortgage-backed securities and recorded gains of $339,000.

Investment securities with amortized costs of $226.4 million and $140.6 million at June 30, 2022 and December 31, 2021, respectively, were pledged to secure deposits made by state and local governments, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at June 30, 2022 and December 31, 2021. The Company does not intend to sell securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
June 30, 2022:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$23,222	$(1,195)	$—	$—	4	$23,222	$(1,195)

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$570,939	$(80,770)	$39,596	$(9,122)	136	$610,535	$(89,892)

December 31, 2021:
Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$482,629	$(6,976)	$3,681	$(178)	43	$486,310	$(7,154)

Mortgage-Backed Securities. The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates subsequent to purchase. All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2022 and December 31, 2021.

(6)      Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Real estate loans:
First mortgages:
One- to four-family residential	$1,249,578	$1,267,537
Multi-family residential	4,398	5,468
Construction, commercial and other	22,249	18,590
Home equity loans and lines of credit	6,138	7,121
Total real estate loans	1,282,363	1,298,716
Other loans:
Loans on deposit accounts	228	278
Consumer and other loans	8,279	8,192
Total other loans	8,507	8,470
Less:
Net unearned fees and discounts	(2,121)	(1,693)
Allowance for loan losses	(2,131)	(2,669)
Total unearned fees, discounts and allowance for loan losses	(4,252)	(4,362)
Loans receivable, net	$1,286,618	$1,302,824

The table below presents the activity in the allowance for loan losses by portfolio segment:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended June 30, 2022:
Balance, beginning of period	$1,634	$434	$1	$92	$298	$2,459
(Reversal of provision) provision for loan losses	(284)	11	—	(8)	(45)	(326)
	1,350	445	1	84	253	2,133
Charge-offs	—	—	—	(3)	—	(3)
Recoveries	—	—	—	1	—	1
Net charge-offs	—	—	—	(2)	—	(2)
Balance, end of period	$1,350	$445	$1	$82	$253	$2,131

Six months ended June 30, 2022:
Balance, beginning of period	$1,814	$435	$1	$89	$330	$2,669
(Reversal of provision) provision for loan losses	(464)	10	—	37	(77)	(494)
	1,350	445	1	126	253	2,175
Charge-offs	—	—	—	(45)	—	(45)
Recoveries	—	—	—	1	—	1
Net charge-offs	—	—	—	(44)	—	(44)
Balance, end of period	$1,350	$445	$1	$82	$253	$2,131

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended June 30, 2021:
Balance, beginning of period	$2,380	$396	$1	$140	$429	$3,346
(Reversal of provision) provision for loan losses	(359)	38	—	(2)	(49)	(372)
	2,021	434	1	138	380	2,974
Charge-offs	—	—	—	(7)	—	(7)
Recoveries	—	—	—	2	—	2
Net charge-offs	—	—	—	(5)	—	(5)
Balance, end of period	$2,021	$434	$1	$133	$380	$2,969

Six months ended June 30, 2021:
Balance, beginning of period	$3,102	$406	$1	$146	$607	$4,262
(Reversal of provision) provision for loan losses	(1,081)	28	—	(5)	(227)	(1,285)
	2,021	434	1	141	380	2,977
Charge-offs	—	—	—	(10)	—	(10)
Recoveries	—	—	—	2	—	2
Net charge-offs	—	—	—	(8)	—	(8)
Balance, end of period	$2,021	$434	$1	$133	$380	$2,969

Management considers the allowance for loan losses at June 30, 2022 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions at that date. While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans, net of unearned fees and discounts, by portfolio segment and based on impairment method:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
June 30, 2022:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,350	445	1	82	253	2,131
Total ending allowance balance	$1,350	$445	$1	$82	$253	$2,131

Loans:
Ending loan balance:
Individually evaluated for impairment	$4,419	$—	$17	$—	$—	$4,436
Collectively evaluated for impairment	1,247,546	22,138	6,121	8,508	—	1,284,313
Total ending loan balance	$1,251,965	$22,138	$6,138	$8,508	$—	$1,288,749

December 31, 2021:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,814	435	1	89	330	2,669
Total ending allowance balance	$1,814	$435	$1	$89	$330	$2,669

Loans:
Ending loan balance:
Individually evaluated for impairment	$3,812	$—	$19	$—	$—	$3,831
Collectively evaluated for impairment	1,267,560	18,529	7,103	8,470	—	1,301,662
Total ending loan balance	$1,271,372	$18,529	$7,122	$8,470	$—	$1,305,493

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

		Unpaid
	Recorded	Principal
(Dollars in thousands)	Investment	Balance
June 30, 2022:
With no related allowance recorded:
One- to four-family residential mortgages	$4,419	$4,977
Home equity loans and lines of credit	17	30
Total	$4,436	$5,007

December 31, 2021:
With no related allowance recorded:
One- to four-family residential mortgages	$3,812	$4,299
Home equity loans and lines of credit	19	31
Total	$3,831	$4,330

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
2022:
With no related allowance recorded:
One- to four-family residential mortgages	$4,455	$6	$4,484	$12
Home equity loans and lines of credit	18	—	18	—
Total	$4,473	$6	$4,502	$12

2021:
With no related allowance recorded:
One- to four-family residential mortgages	$4,746	$7	$4,777	$20
Home equity loans and lines of credit	21	—	21	—
Total	$4,767	$7	$4,798	$20

There were no loans individually evaluated for impairment with a related allowance for loan loss as of June 30, 2022 or December 31, 2021. Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they are written down to fair value at the time of impairment. An impaired loan would also not have an allocated allowance if the value of the property securing the loan, less the cost to sell the property, is greater than the loan balance.

The Company had 13 nonaccrual loans with a book value of $4.0 million as of June 30, 2022 and 10 nonaccrual loans with a book value of $3.3 million as of December 31, 2021. The Company collected interest on nonaccrual loans of $82,000 and $64,000 during the six months ended June 30, 2022 and 2021, respectively, but due to accounting and regulatory requirements, the Company recorded the interest payments as a reduction of principal. The Company would have recognized additional interest income of $99,000 and $129,000 during the six months ended June 30, 2022 and 2021, respectively, had the loans been accruing interest. The Company did not have any loans 90 days or more past due and still accruing interest as of June 30, 2022. The Company had two consumer loans totaling $24,000 that were 90 days or more past due and still accruing interest as of December 31, 2021.

The table below presents the aging of loans and accrual status by class of loans, net of unearned fees and discounts. Loans with a formal loan payment deferral plan in place are not considered contractually past due or delinquent if the borrower is in compliance with the loan payment deferral plan.

								Loans
								90 Days
								or More
	30 - 59	60 - 89	90 Days or					Past Due
	Days Past	Days Past	More	Total Past	Loans Not	Total	Nonaccrual	and Still
(Dollars in thousands)	Due	Due	Past Due	Due	Past Due	Loans	Loans	Accruing
June 30, 2022:
One- to four-family residential mortgages	$579	$351	$353	$1,283	$1,246,290	$1,247,573	$3,999	$—
Multi-family residential mortgages	—	—	—	—	4,392	4,392	—	—
Construction, commercial and other mortgages	—	—	—	—	22,138	22,138	—	—
Home equity loans and lines of credit	—	—	—	—	6,138	6,138	17	—
Loans on deposit accounts	—	—	—	—	228	228	—	—
Consumer and other	2	—	—	2	8,278	8,280	—	—

Total	$581	$351	$353	$1,285	$1,287,464	$1,288,749	$4,016	$—

December 31, 2021:
One- to four-family residential mortgages	$129	$—	$244	$373	$1,265,540	$1,265,913	$3,261	$—
Multi-family residential mortgages	—	—	—	—	5,459	5,459	—	—
Construction, commercial and other mortgages	—	—	—	—	18,529	18,529	—	—
Home equity loans and lines of credit	—	—	—	—	7,122	7,122	19	—
Loans on deposit accounts	—	—	—	—	278	278	—	—
Consumer and other	3	—	24	27	8,165	8,192	—	24

Total	$132	$—	$268	$400	$1,305,093	$1,305,493	$3,280	$24

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

There were no loans modified in a troubled debt restructuring during the six months ended June 30, 2022 or 2021. There were no new troubled debt restructurings during the six months ended June 30, 2022 or 2021 that subsequently defaulted. Loan modifications under the CARES Act and the Interagency Statements issued by bank regulators in 2020 are discussed below.

The table below summarizes outstanding troubled debt restructurings by class of loans:

	Number of	Accrual	Number of	Nonaccrual
(Dollars in thousands)	Loans	Status	Loans	Status	Total
June 30, 2022:
One- to four-family residential mortgages	2	$420	2	$443	$863
Total	2	$420	2	$443	$863

December 31, 2021:
One- to four-family residential mortgages	3	$551	1	$340	$891
Total	3	$551	1	$340	$891

There was one troubled debt restructuring for $124,000 that was 149 days delinquent at June 30, 2022 and one troubled debt restructuring for $126,000 that was 59 days delinquent as of December 31, 2021. Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers. At June 30, 2022, we had no commitments to lend any additional funds to these borrowers.

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

The Company has granted loan payment deferrals to borrowers who have been affected by the COVID-19 pandemic.  Loans are removed from the loan payment deferral program when interest which was accrued during the deferral payment period is paid off. The table below summarizes loans remaining in the loan payment deferral program by class of loan:

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Loans in the Loan Payment Deferral Program	Percent of Total Loans	Loans in the Loan Payment Deferral Program	Percent of Total Loans
One- to- four family residential mortgage	$64,685	5.0%	$74,704	5.7%
Non-residential mortgage	3,654	0.3	3,928	0.3
Total	$68,339	5.3%	$78,632	6.0%

The loans on which the Company has granted loan payment deferrals are included in the allowance for loan and lease losses calculation.  However, loans performing under a loan payment deferral agreement are not considered contractually past due and are excluded from the past due statistics above.

The ratio of the current loan balance to the current tax-assessed value of the property securing the mortgage loans in the payment deferral program averaged 49.7% at June 30, 2022.  At June 30, 2022, one- to four family residential mortgage loans represented 97.1% of the Company’s total loan portfolio balance with a ratio of the current loan balance to the current tax assessed value of the property securing these loans averaging 42.3%.  All of the Company’s residential mortgage loans are secured by real estate in Hawaii.

As of June 30, 2022, of the $64.7 million total one- to four-family mortgage loans in the loan payment deferral program, $63.3 million, or 97.8%, had resumed making full principal and interest payments. The interest on these loans that accrued during the deferral period will be repaid over subsequent years. $403,000, or 0.6%, of the total one- to four family mortgage loans in the loan payment deferral program were making interest-only payments. In the loan payment deferral program, there were three one-to four-family mortgage loans which were delinquent: a $491,000 loan that was 59 days delinquent, a $352,000 loan that was 89 days delinquent and a $146,000 loan that was over 150 days delinquent. There were no other loans which have had their deferral period end and not resumed their loan payments.

As of June 30, 2022, all of the $3.7 million commercial mortgage, commercial and industrial and home equity lines of credit in the loan payment deferral program had resumed making full principal and interest payments.

Since the beginning of the year, there has not been a significant increase in loan delinquencies, significant changes in deposits or significant drawdowns on any lines of credit. We do not have any commercial loans to hotels, businesses in the transportation industry, restaurants or retail establishments.

The Company had no real estate owned as of June 30, 2022 or December 31, 2021. There were two one- to four-family residential mortgage loans totaling $211,000 in the process of foreclosure at June 30, 2022. There were no loans in the process of foreclosure at December 31, 2021.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the six months ended June 30, 2022 and 2021, the Company sold mortgage loans held for sale with principal balances of $5.0 million and $14.5 million, respectively, and recognized a loss of $3,000 and a gain of $446,000, respectively. The Company had no loans held for sale at June 30, 2022 or December 31, 2021.

The Company serviced loans for others with principal balances of $37.8 million at June 30, 2022 and $41.3 million at December 31, 2021. Of these amounts, $22.1 million and $24.3 million of loan balances relate to securitizations for which the Company continues to hold the related mortgage-backed securities at June 30, 2022 and December 31, 2021, respectively. The amount of contractually specified servicing fees earned for the six months ended June 30, 2022 and 2021 was $52,000 and $69,000, respectively. The amount of contractually specified servicing fees earned for the three months ended June 30, 2022 and 2021 was $25,000 and $33,000, respectively. The fees are reported in service and other fees in the Consolidated Statements of Income.

(7)      Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset. Securities sold under agreements to repurchase are summarized as follows:

	June 30, 2022		December 31, 2021
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
Over 2 years to 3 years	$10,000	1.81%	$5,000	1.88%
Over 3 years to 4 years	—	—	5,000	1.73%
Total	$10,000	1.81%	$10,000	1.81%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at June 30, 2022. The amount at risk is the greater of the carrying value or fair value over the repurchase liability and refers to the potential loss to the Company if the secured lender fails to return the security at the maturity date of the agreement. All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government-sponsored enterprises. The repurchase liability cannot exceed 90% of the fair value of securities pledged. In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$14,184	$12,632	$10,000	$4,184	30

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
June 30, 2022:
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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity. The shares committed to be released are considered outstanding for earnings per share computations. Compensation expense recognized for the three months ended June 30, 2022 and 2021 amounted to $272,000 and $315,000, respectively. Compensation expense recognized for the six months ended June 30, 2022 and 2021 amounted to $576,000 and $632,000, respectively.

Shares held by the ESOP trust were as follows:

	June 30,	December 31,
	2022	2021
Allocated shares	559,008	540,869
Unearned shares	318,064	342,531
Total ESOP shares	877,072	883,400
Fair value of unearned shares, in thousands	$6,632	$8,649

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits. For the three months ended June 30, 2022 and 2021, we accrued $14,000 and $35,000, respectively. For the six months ended June 30, 2022 and 2021, we accrued $50,000 and $53,000, respectively, for the ESOP restoration plan.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Compensation expense	$140	$92	$274	$205
Income tax benefit	38	25	75	56

Stock Options

The table below presents the stock option activity for the six months ended June 30, 2022 and 2021:

		Weighted		Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (years)	(in thousands)
Options outstanding at December 31, 2021	3,085	$23.62	0.67	$5
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at June 30, 2022	3,085	$23.62	0.17	$—

Options outstanding at December 31, 2020	3,085	$23.62	1.67	$1
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at June 30, 2021	3,085	$23.62	1.17	$7

Options vested and exercisable at June 30, 2022	3,085	$23.62	0.17	$—

There were no options exercised or vested during the six months ended June 30, 2022 or 2021. As of June 30, 2022, the Company had no unrecognized compensation costs related to the stock option plans.

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

The table below presents the time-based restricted stock activity:

		Weighted
	Time-Based	Average Grant
	Restricted	Date Fair
	Stock	Value
Unvested at December 31, 2021	23,208	$24.61
Granted	12,013	23.77
Vested	11,557	24.68
Forfeited	—	—
Unvested at June 30, 2022	23,664	$25.06

Unvested at December 31, 2020	23,695	$24.24
Granted	10,849	26.67
Vested	11,336	25.81
Forfeited	—	—
Unvested at June 30, 2021	23,208	$24.61

As of June 30, 2022, the Company had $497,000 of unrecognized compensation costs related to time-based restricted stock.

The table below presents the performance-based restricted stock units (PRSUs) that will vest on a performance condition:

	Performance-
	Based Restricted
	Stock Units	Weighted
	Based on a	Average Grant
	Performance	Date Fair
	Condition	Value
Unvested at December 31, 2021	41,583	$24.68
Granted	14,412	23.77
Vested	7,670	27.30
Forfeited	4,768	27.30
Unvested at June 30, 2022	43,557	$23.63

Unvested at December 31, 2020	40,585	$25.83
Granted	13,016	26.67
Vested	7,473	30.73
Forfeited	4,545	30.73
Unvested at June 30, 2021	41,583	$24.68

The fair value of these PRSUs is based on the fair value of the Company’s stock on the date of grant. As of June 30, 2022, the Company had $249,000 of unrecognized compensation costs related to these PRSUs. Performance will be measured over a three-year performance period and will be cliff vested. The performance condition is measured quarterly by comparing the Company’s three-year return on average equity to a peer group of banks. The Company’s percentile ranking in the peer group is used to adjust the number of PRSUs that are expected to vest.

The table below presents the PRSUs that will vest on a market condition:

	Performance-
	Based Restricted	Monte Carlo
	Stock Units	Valuation of
	Based on a	the Company's
	Market Condition	Stock
Unvested at December 31, 2021	10,396	$24.03
Granted	3,603	24.42
Vested	—	—
Forfeited	3,110	24.45
Unvested at June 30, 2022	10,889	$24.04

Unvested at December 31, 2020	10,147	$24.69
Granted	3,254	25.94
Vested	1,628	28.32
Forfeited	1,377	28.32
Unvested at June 30, 2021	10,396	$24.03

As of June 30, 2022, the Company had $100,000 of unrecognized compensation costs related to the PRSUs that are based on a market condition. The market value of PRSUs that will vest on a market condition is determined by a Monte Carlo valuation of the Company’s stock as of the grant date. Performance will be measured over a three-year performance period and will be cliff vested. The market condition is measured quarterly by comparing the Company’s three-year average total stock return to a peer group of other banks. The Company’s percentile ranking in the peer group determines how many PRSUs will vest.

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

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Net income	$4,110	$4,058	$8,820	$9,071
Income allocated to participating securities	(24)	(21)	(47)	(24)
Net income available to common shareholders	$4,086	$4,037	$8,773	$9,047

Weighted-average number of shares used in:
Basic earnings per share	8,876,691	9,117,467	8,928,127	9,124,086
Dilutive common stock equivalents:
Stock options and restricted stock units	50,482	44,881	49,707	41,917
Diluted earnings per share	8,927,173	9,162,348	8,977,834	9,166,003

Net income per common share, basic	$0.46	$0.44	$0.98	$0.99
Net income per common share, diluted	$0.46	$0.44	$0.98	$0.99

(12)    Other Comprehensive Loss

The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes:

	Unfunded	Unrealized
	Pension	(Gain)/Loss on
(Dollars in thousands)	Liability	Securities	Total
Three months ended June 30, 2022
Balances at beginning of period	$5,524	$103	$5,627
Other comprehensive loss, net of taxes	—	774	774
Net current period other comprehensive loss	—	774	774
Balances at end of period	$5,524	$877	$6,401

Three months ended June 30, 2021
Balances at beginning of period	$8,967	$(190)	$8,777
Amounts reclassified from other comprehensive income, net of taxes	—	190	190
Net current period other comprehensive loss	—	190	190
Balances at end of period	$8,967	$—	$8,967

Six months ended June 30, 2022
Balances at beginning of period	$5,524	$—	$5,524
Other comprehensive loss, net of taxes	—	877	877
Net current period other comprehensive loss	—	877	877
Balances at end of period	$5,524	$877	$6,401

Six months ended June 30, 2021
Balances at beginning of period	$8,967	$(276)	$8,691
Other comprehensive loss, net of taxes	—	3	3
Amounts reclassified from other comprehensive income, net of taxes	—	273	273
Net current period other comprehensive loss	—	276	276
Balances at end of period	$8,967	$—	$8,967

The table below presents the tax effect on each component of accumulated other comprehensive loss:

	Three Months Ended June 30,
	2022			2021
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unrealized loss on securities	$1,055	$(281)	$774	$—	$—	$—
Amount reclassified from other comprehensive income	—	—	—	260	(70)	190
Total	$1,055	$(281)	$774	$260	$(70)	$190

	Six Months Ended June 30,
	2022			2021
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unrealized loss on securities	$1,195	$(318)	$877	$4	$(1)	$3
Amount reclassified from other comprehensive income	—	—	—	373	(100)	273
Total	$1,195	$(318)	$877	$377	$(101)	$276

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

Revenue from contracts with customers is reported in service and other fees in other noninterest income in the Consolidated Statements of Income. The table below reconciles the revenue from contracts with customers and other revenue reported in those line items:

	Service and
(Dollars in thousands)	Other Fees	Other	Total
Three months ended June 30, 2022
Revenue from contracts with customers	$375	$56	$431
Other revenue	37	130	167
Total	$412	$186	$598

Three months ended June 30, 2021
Revenue from contracts with customers	$499	$42	$541
Other revenue	31	28	59
Total	$530	$70	$600

Six months ended June 30, 2022
Revenue from contracts with customers	$685	$100	$785
Other revenue	68	1,183	1,251
Total	$753	$1,283	$2,036

Six months ended June 30, 2021
Revenue from contracts with customers	$1,456	$124	$1,580
Other revenue	69	56	125
Total	$1,525	$180	$1,705

(14)    Leases

The table below presents lease costs and other information for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Lease costs:
Operating lease costs	$737	$853	$1,499	$1,709
Short-term lease costs	77	11	92	17
Variable lease costs	40	39	78	82
Total lease costs	$854	$903	$1,669	$1,808

Cash paid for amounts included in measurement of lease liabilities	$764	$839	$1,527	$1,684
ROU assets obtained in exchange for new operating lease liabilities	$32	$403	$4,830	$2,841

At June 30, 2022, future minimum rental commitments under noncancellable operating leases are as follows:

(Dollars in thousands)
2022	$1,457
2023	2,629
2024	2,423
2025	1,694
2026	1,491
Thereafter	11,707
Total	21,401
Less lease incentives to be received in 2022	(4,996)
Less present value discount	(2,230)
Present value of leases	$14,175

The table below presents other lease related information:

	June 30,	June 30,
	2022	2021
Weighted-average remaining lease term (years)	8.96	6.15
Weighted-average discount rate	1.90%	2.16%

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Assets
Cash and cash equivalents	$70,620	$70,620	$70,620	$—	$—
Investment securities available for sale	23,222	23,222	—	23,222	—
Investment securities held to maturity	705,904	616,040	—	616,040	—
Loans receivable, net	1,286,618	1,189,353	—	—	1,189,353
FHLB stock	8,197	8,197	—	8,197	—
FRB stock	3,167	3,167	—	3,167	—
Accrued interest receivable	5,913	5,913	17	1,411	4,485
Interest rate contracts	1	1	—	1	—

Liabilities
Deposits	1,729,592	1,725,555	—	1,422,804	302,751
Advances from the Federal Home Loan Bank	141,000	135,414	—	135,414	—
Securities sold under agreements to repurchase	10,000	9,642	—	9,642	—
Accrued interest payable	141	141	—	39	102
Interest rate contracts	1	1	—	1	—

December 31, 2021
Assets
Cash and cash equivalents	$99,859	$99,859	$99,859	$—	$—
Investment securities held to maturity	636,442	634,987	—	634,987	—
Loans receivable, net	1,302,824	1,314,609	—	—	1,314,609
FHLB stock	8,173	8,173	—	8,173	—
FRB stock	3,158	3,158	—	3,158	—
Accrued interest receivable	5,786	5,786	16	1,126	4,644
Interest rate contracts	9	9	—	9	—

Liabilities
Deposits	1,681,828	1,682,078	—	1,456,773	225,305
Advances from the Federal Home Loan Bank	141,000	141,867	—	141,867	—
Securities sold under agreements to repurchase	10,000	10,143	—	10,143	—
Accrued interest payable	35	35	—	34	1
Interest rate contracts	9	9	—	9	—

At June 30, 2022 and December 31, 2021, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the Consolidated Financial Statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

June 30, 2022
Interest rate contracts — assets	$—	$1	$—	$1
Interest rate contracts — liabilities	—	(1)	—	(1)
Investment securities available for sale	—	23,222	—	23,222

December 31, 2021
Interest rate contracts — assets	$—	$9	$—	$9
Interest rate contracts — liabilities	—	(9)	—	(9)

There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2022 or December 31, 2021.

(16)    Subsequent Events

On July 12, 2022, Territorial Bancorp Inc. announced the completion of its eleventh repurchase program. Under this repurchase program, the Company was authorized to repurchase up to $5,000,000 of the Company’s outstanding shares.

On July 28, 2022, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.23 per share of common stock. The dividend is expected to be paid on August 25, 2022 to stockholders of record as of August 11, 2022.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	risks, uncertainties and other factors relating to the COVID-19 pandemic, including the length of time that the pandemic continues, the imposition of any restrictions on individual or business activities; the severity and duration of the effect of the pandemic on the general economy and on the businesses of our borrowers and their ability to make payments on their obligations; the remedial actions and stimulus measures adopted by federal, state and local governments and the inability of employees to work due to illness or quarantine;

●	general economic conditions, internationally, nationally or in our market areas, that are worse than expected;

●	competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments or our ability to originate mortgage loans;

●	adverse changes in the securities or credit markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to successfully integrate acquired entities, if any;

●	changes in consumer demand, spending, borrowing and savings habits;

●	changes in accounting and auditing policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

●	changes in our organization, compensation and benefit plans;

●	the timing and amount of revenues that we may recognize;

●	the value and marketability of collateral underlying our loan portfolios;

●	our ability to retain key employees;

●	cyber attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data or disable our systems;

●	technological changes that may be more difficult or expensive than expected;

●	the ability of third-party providers to perform their obligations to us;

●	the ability of the U.S. Government to manage federal debt limits;

●	the effects of any federal government shutdown;

●	the quality and composition of our investment portfolio;

●	changes in market and other conditions that would affect our ability to repurchase our common stock;

●	changes in our financial condition or results of operations that reduce capital available to pay dividends;

●	the effects of climate change and societal, investor and governmental responses to climate change;

●	the effects of social and governance change and societal and investor sentiment and governmental responses to social and governance matters;

●	the effects of domestic and international hostilities, including terrorism; and

●	changes in the financial condition or future prospects of issuers of securities that we own.

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

We have continued our focus on originating one- to four-family residential real estate loans. Our emphasis on conservative loan underwriting has resulted in continued low levels of nonperforming assets. Our nonperforming assets, which can include nonaccrual loans and real estate owned, totaled $4.0 million, or 0.18% of total assets at June 30, 2022 compared to $3.3 million, or 0.15% of total assets at December 31, 2021 We recorded a reversal of loan loss provisions for $494,000 and $1.3 million for the six months ended June 30, 2022 and 2021, respectively. The reversal of loan loss provisions occurred primarily due to decreases in the amount of loans in our loan payment deferral program, Hawaii’s unemployment rate and the size of our loan portfolio. The loan payment deferral program was created to assist borrowers who were experiencing financial hardship due to the COVID-19 pandemic.

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

We sold fixed-rate mortgage loans held for sale with principal balances of $5.0 million and $14.5 million during the six months ended June 30, 2022 and 2021, respectively. Federal Home Loan Bank advances remained constant at $141.0 million for the six months ended June 30, 2022 and 2021. Securities sold under agreements to repurchase remained constant at $10.0 million for the six months ended June 30, 2022 and 2021.

Our investments in mortgage-backed securities have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. These entities guarantee the payment of principal and interest on our mortgage-backed securities. As of June 30, 2022 and December 31, 2021, we owned $729.1 million and $636.4 million, respectively, of mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021.

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

Assets. Our total assets increased by $49.4 million, or 2.3%, to $2.2 billion at June 30, 2022. The increase in assets was primarily due to a $92.7 million increase in total investment securities, which was partially offset by a $29.2 million decrease in cash and cash equivalents and a $16.2 million decrease in net loans receivable.

Cash and Cash Equivalents. Cash and cash equivalents were $70.6 million at June 30, 2022, a decrease of $29.2 million, or 29.3%, since December 31, 2021. The decrease in cash and cash equivalents was primarily caused by a $92.7 million increase in total investment securities which was partially offset by a $47.8 million increase in deposits and a $16.2 million decrease in total loans.

Loans. Total loans were $1.3 billion at June 30, 2022, or 59.0% of total assets. During the six months ended June 30, 2022, the loan portfolio decreased by $16.2 million, or 1.2%. The decrease in the loan portfolio primarily occurred as principal repayments and loan sales exceeded the origination of new loans.

Securities. Total securities, including $23.2 million of investments available for sale, were $729.1 million at June 30, 2022, or 33.4% of total assets. During the six months ended June 30, 2022, the securities portfolio increased by $92.7 million, or 14.6%. The increase in the securities balance occurred as purchases exceeded principal repayments. Mortgage-backed securities were purchased to offset the decrease in interest income that occurred because of the decrease in our loan portfolio.

At June 30, 2022, none of the underlying collateral for the securities consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans.

Deposits. Deposits were $1.7 billion at June 30, 2022, an increase of $47.8 million, or 2.8%, since December 31, 2021. The growth in deposits was primarily due to an $81.7 million increase in certificates of deposit that was partially offset by a $40.8 million decrease in passbook savings during the six months ended June 30, 2022.

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank and funds borrowed under securities sold under agreements to repurchase. During the six months ended June 30, 2022, total borrowings remained constant at $151.0 million.

Stockholders’ Equity. Total stockholders’ equity was $255.9 million at June 30, 2022, a decrease of $417,000, or 0.2%, from $256.3 million at December 31, 2021. The decrease in stockholders’ equity occurred primarily as dividends declared and shares repurchased exceeded our net income.

Average Balances and Yields

The following tables set forth average balance sheets, yields and rates, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as we did not hold any tax-free investments. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances and are included with accrual loans in the tables. However, no interest income was attributed to nonaccrual loans. The yields set forth below include the effect of net deferred costs, discounts and premiums that are amortized or accreted to interest income of $21,000 and $23,000 for the three and six months ended June 30, 2022, respectively, and $96,000 and $255,000 for the three and six months ended June 30, 2021, respectively.

	For the Three Months Ended June 30,
	2022			2021
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,251,212	$10,744	3.43%	$1,285,523	$11,663	3.63%
Multi-family residential	4,557	49	4.30	6,569	76	4.63
Construction, commercial and other	21,694	222	4.09	18,478	207	4.48
Home equity loans and lines of credit	6,251	80	5.12	8,191	101	4.93
Other loans	8,528	81	3.80	9,342	87	3.73
Total loans	1,292,242	11,176	3.46	1,328,103	12,134	3.65
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	704,019	3,928	2.23	409,098	2,394	2.34
Total securities	704,019	3,928	2.23	409,098	2,394	2.34
Other	71,807	267	1.49	322,111	228	0.28
Total interest-earning assets	2,068,068	15,371	2.97	2,059,312	14,756	2.87
Non-interest-earning assets	91,668			86,203
Total assets	$2,159,736			$2,145,515

Interest-bearing liabilities:
Savings accounts	$1,057,543	208	0.08%	$1,059,267	284	0.11%
Certificates of deposit	263,210	512	0.78	283,556	790	1.11
Money market accounts	5,668	2	0.14	5,118	2	0.16
Checking and Super NOW accounts	310,794	16	0.02	272,516	14	0.02
Total interest-bearing deposits	1,637,215	738	0.18	1,620,457	1,090	0.27
Federal Home Loan Bank advances	141,000	516	1.46	141,000	537	1.52
Securities sold under agreements to repurchase	10,000	47	1.88	10,000	45	1.80
Total interest-bearing liabilities	1,788,215	1,301	0.29	1,771,457	1,672	0.38
Non-interest-bearing liabilities	113,624			120,798
Total liabilities	1,901,839			1,892,255
Stockholders’ equity	257,897			253,260
Total liabilities and stockholders’ equity	$2,159,736			$2,145,515

Net interest income		$14,070			$13,084
Net interest rate spread (3)			2.68%			2.49%
Net interest-earning assets (4)	$279,853			$287,855
Net interest margin (5)			2.72%			2.54%
Interest-earning assets to interest-bearing liabilities	115.65%			116.25%
(1)	Annualized.
(2)	Average balance includes loans or investments held to maturity and available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2022			2021
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,256,225	$21,667	3.45%	$1,311,098	$24,229	3.70%
Multi-family residential	4,909	108	4.40	6,747	156	4.62
Construction, commercial and other	20,889	430	4.12	18,279	406	4.44
Home equity loans and lines of credit	6,557	168	5.12	8,469	208	4.91
Other loans	8,634	160	3.71	9,480	184	3.88
Total loans	1,297,214	22,533	3.47	1,354,073	25,183	3.72
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	680,582	7,351	2.16	342,637	4,219	2.46
Total securities	680,582	7,351	2.16	342,637	4,219	2.46
Other	71,862	443	1.23	346,156	459	0.27
Total interest-earning assets	2,049,658	30,327	2.96	2,042,866	29,861	2.92
Non-interest-earning assets	90,224			85,327
Total assets	$2,139,882			$2,128,193

Interest-bearing liabilities:
Savings accounts	$1,069,086	401	0.08%	$1,044,220	638	0.12%
Certificates of deposit	235,720	900	0.76	291,941	1,736	1.19
Money market accounts	5,526	3	0.11	6,448	6	0.19
Checking and Super NOW accounts	305,838	31	0.02	262,478	27	0.02
Total interest-bearing deposits	1,616,170	1,335	0.17	1,605,087	2,407	0.30
Federal Home Loan Bank advances	141,000	1,027	1.46	141,000	1,073	1.52
Securities sold under agreements to repurchase	10,000	91	1.82	10,000	91	1.82
Total interest-bearing liabilities	1,767,170	2,453	0.28	1,756,087	3,571	0.41
Non-interest-bearing liabilities	114,536			119,636
Total liabilities	1,881,706			1,875,723
Stockholders’ equity	258,176			252,470
Total liabilities and stockholders’ equity	$2,139,882			$2,128,193

Net interest income		$27,874			$26,290
Net interest rate spread (3)			2.68%			2.51%
Net interest-earning assets (4)	$282,488			$286,779
Net interest margin (5)			2.72%			2.57%
Interest-earning assets to interest-bearing liabilities	115.99%			116.33%
(1)Annualized.
(2)	Average balance includes loans or investments held to maturity and available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2022 and 2021

General. Net income increased by $52,000, or 1.3%, and was $4.1 million for each of the three months ended June 30, 2022 and 2021. The increase in net income was primarily due to a $986,000 increase in net interest income and a $39,000 decrease in non-interest expense. These increases to net income were partially offset by a $927,000 decrease in non-interest income and a $46,000 reduction in the reversal of loan loss provisions.

Net Interest Income. Net interest income increased by $986,000, or 7.5%, to $14.1 million for the three months ended June 30, 2022 from $13.1 million for the three months ended June 30, 2021. Interest income increased by $615,000, or 4.2%, primarily due to an $8.8 million increase in the average balance of interest-earning assets and a 10 basis point increase in the yield on average interest-earning assets. Interest expense decreased by $371,000, or 22.2%, due to a nine basis point decrease in the cost of average interest-bearing liabilities, which was partially offset by a $16.8 million increase in the average balance of interest-bearing liabilities. The net interest rate spread and net interest margin were 2.68% and 2.72%, respectively, for the three months ended June 30, 2022, compared to 2.49% and 2.54%, respectively, for the three months ended June 30, 2021. The increase in the net interest rate spread and in the net interest margin are attributable to a 10 basis point increase in the yield of average interest-earning assets and a nine basis point decrease in the cost of average interest-bearing liabilities.

Interest Income. Interest income increased by $615,000, or 4.2%, to $15.4 million for the three months ended June 30, 2022 from $14.8 million for the three months ended June 30, 2021. Interest income on loans decreased by $958,000, or 7.9%, to $11.2 million for the three months ended June 30, 2022 from $12.1 million for the three months ended June 30, 2021. The decrease in interest income on loans occurred because of a 19 basis point decrease in the average yield and a $35.9 million, or 2.7%, decrease in the average balance of loans. The decrease in the average yield occurred as higher yielding loans were paid off and new loans with lower interest rates were added to the loan portfolio. The decrease in the average balance of loans occurred as loan repayments and loan sales exceeded new loan originations. Interest income on securities increased by $1.5 million, or 64.1%, to $3.9 million for the three months ended June 30, 2022 from $2.4 million for the three months ended June 30, 2021. The increase in interest income on securities occurred because the average balance of securities increased by $294.9 million, or 72.1%, to $704.0 million for the three months ended June 30, 2022 from $409.1 million for the three months ended June 30, 2021. The increase in the average balance of securities occurred as mortgage-backed securities were purchased to offset the decrease in interest income on our loan portfolio. This increase in the investment securities portfolio was partially offset by an 11 basis point decline in the average yield, which occurred as higher yielding securities were paid off or sold and securities with lower interest rates were purchased.

Interest Expense. Interest expense decreased by $371,000, or 22.2%, to $1.3 million for the three months ended June 30, 2022 from $1.7 million for the three months ended June 30, 2021. The decrease in interest expense occurred because interest expense on interest-bearing deposits decreased by $352,000, or 32.3%, to $738,000 for the three months ended June 30, 2022 from $1.1 million for the three months ended June 30, 2021. The decrease in interest expense on interest-bearing deposits was due to a nine basis point decrease in the average rate on interest-bearing deposits, which was partially offset by a $16.8 million, or 1.0%, increase in the average interest-bearing deposit balance. The rate paid on average interest-bearing deposits decreased to 0.18% for the three months ended June 30, 2022 from 0.27% for the three months ended June 30, 2021. The decrease in the rate paid on average interest-bearing deposits was primarily due to lower interest rates offered on savings accounts and certificates of deposit because of a decline in market rates that occurred in 2021. The rate paid on average certificates of deposit decreased to 0.78% for the three months ended June 30, 2022 from 1.11% for the three months ended June 30, 2021. The rate paid on average savings accounts decreased to 0.08% for the three months ended June 30, 2022 from 0.11% for the three months ended June 30, 2021.

Provision for Loan Losses. We recorded a reversal of loan loss provisions of $326,000 and $372,000 for the three months ended June 30, 2022 and 2021, respectively. The reversal of loan loss provisions occurred primarily due to decreases in the amount of loans in our loan payment deferral program, Hawaii’s unemployment rate and the size of our loan portfolio. The loan payment deferral program was created to assist borrowers who were experiencing financial hardship due to the COVID-19 pandemic. The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.17% and 0.23% at June 30, 2022 and 2021, respectively. Nonaccrual loans totaled $4.0 million at June 30, 2022, or 0.31% of total loans at that date, compared to $4.2 million of nonaccrual loans at June 30, 2021, or 0.32% of total loans at that date. Nonaccrual loans as of June 30, 2022 and 2021 consisted primarily of one- to four-family residential real estate loans. We have provided for all losses that can be reasonably estimated based on general and specific conditions at June 30, 2022 and 2021. For additional information see Note (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income. The following table summarizes changes in noninterest income between the three months ended June 30, 2022 and 2021.

	Three Months Ended
	June 30,		Change
	2022	2021	$ Change	% Change

		(Dollars in thousands)
Service and other fees	$412	$530	$(118)	(22.3)%
Income on bank-owned life insurance	194	190	4	2.1%
Gain on sale of investment securities	—	911	(911)	(100.0)%
Gain on sale of loans	8	26	(18)	(69.2)%
Other	186	70	116	165.7%
Total	$800	$1,727	$(927)	(53.7)%

Noninterest income decreased by $927,000 for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. During the three months ended June 30, 2021, we sold held-to-maturity mortgage-backed securities with book values of $10.1 million and available-for-sale mortgage-backed securities with book values of $2.0 million and recorded gains of $678,000 and $233,000, respectively. There were no mortgage-backed security sales during the three months ended June 30, 2022. The sale of the held-to-maturity mortgage-backed securities for which we had already collected a substantial portion of the outstanding purchased principal (at least 85%), were in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and do not taint management’s assertion of its intent to hold the remaining securities in the held-to-maturity portfolio to maturity. Service and other fees decreased by $118,000 primarily due to a reduction in the amount of mortgage loans referred to other financial institutions and mortgage brokers. Other income increased primarily due to interest on bank-owned life insurance net proceeds received during the three months ended June 30, 2022.

Noninterest Expense. The following table summarizes changes in noninterest expense between the three months ended June 30, 2022 and 2021.

	Three Months Ended
	June 30,		Change
	2022	2021	$ Change	% Change

		(Dollars in thousands)
Salaries and employee benefits	$5,392	$5,560	$(168)	(3.0)%
Occupancy	1,648	1,572	76	4.8%
Equipment	1,236	1,064	172	16.2%
Federal deposit insurance premiums	143	142	1	0.7%
Loss on sale of loans	29	—	29	—%
Other general and administrative expenses	1,125	1,274	(149)	(11.7)%
Total	$9,573	$9,612	$(39)	(0.4)%

Noninterest expense decreased by $39,000 for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease in salaries and employee benefits was primarily due to a decrease in bonuses, compensation expense and loan agent commissions that was partially offset by a decrease in deferred salary expense for originating new loans. As new loans are originated, salary expense is reduced due to the capitalization of the cost of new loans. The deferred salary expense for originating new loans decreased due to a decrease in the number of loans closed and a decrease in the cost deferred for each loan originated. The decrease in other general and administrative expenses was primarily due to a decrease in legal fees. The increase in equipment fees was primarily due to an increase in service bureau expense.

Income Tax Expense. Income taxes were $1.5 million for the three months ended June 30, 2022, reflecting an effective tax rate of 26.9%, compared to $1.5 million for the three months ended June 30, 2021, reflecting an effective tax rate of 27.2%.

Comparison of Operating Results for the Six Months Ended June 30, 2022 and 2021

General. Net income decreased by $251,000, or 2.8%, to $8.8 million for the six months ended June 30, 2022 from $9.1 million for the six months ended June 30, 2021. The decrease in net income was due to a $1.5 million decrease in non-interest income and a $791,000 reduction in the reversal of loan loss provisions. These decreases to net income were partially offset by a $1.6 million increase in net interest income and a $474,000 decrease in income taxes.

Net Interest Income. Net interest income increased by $1.6 million, or 6.0%, to $27.9 million for the six months ended June 30, 2022 from $26.3 million for the six months ended June 30, 2021. Interest expense decreased by $1.1 million, or 31.3%, due to a 13 basis point decrease in the cost of average interest-bearing liabilities, which was partially offset by an $11.1 million increase in the average balance of interest-bearing liabilities. Interest income increased by $466,000, or 1.6%, due to a four basis point increase in the yield of average interest-earning assets and a $6.8 million increase in the average balance of interest-earning assets. The net interest rate spread and net interest margin were 2.68% and 2.72%, respectively, for the six months ended June 30, 2022, compared to 2.51% and 2.57%, respectively, for the six months ended June 30, 2021. The increases in the net interest rate spread and in the net interest margin are attributable to a 13 basis point decrease in the cost of average interest-bearing liabilities and a four basis point increase in the yield on average interest-earning assets.

Interest Income. Interest income increased by $466,000, or 1.6%, to $30.3 million for the six months ended June 30, 2022 from $29.9 million for the six months ended June 30, 2021. Interest income on securities increased by $3.1 million, or 74.2%, to $7.4 million for the six months ended June 30, 2022 from $4.2 million for the six months ended June 30, 2021. The increase in interest income on securities occurred primarily because of a $337.9 million increase, or 98.6%, in the average balance of securities as security purchases exceeded security repayments. The increase in the average balance of securities occurred as mortgage-backed securities were purchased to offset the decrease in interest income on our loan portfolio. This increase was partially offset by a 30 basis point decrease in the yield on average securities, which occurred as higher yielding securities were paid off or sold and securities with lower interest rates were purchased. Interest income on loans decreased by $2.7 million, or 10.5%, to $22.5 million for the six months ended June 30, 2022 from $25.2 million for the six months ended June 30, 2021. The decrease in interest income on loans occurred because the average yield on loans decreased by 25 basis points and the average loan balance decreased by $56.9 million, or 4.2%. The decrease in the yield on average loans occurred as higher yielding loans were paid off and new loans with lower interest rates were added to the loan portfolio. The decrease in the average balance of loans occurred as loan repayments and sales exceeded new loan originations.

Interest Expense. Interest expense decreased by $1.1 million, or 31.3%, to $2.5 million for the six months ended June 30, 2022 from $3.6 million for the six months ended June 30, 2021. Interest expense on interest-bearing deposits decreased by $1.1 million, or 44.5%, to $1.3 million for the six months ended June 30, 2022 from $2.4 million for the six months ended June 30, 2021. Interest expense on certificates of deposit decreased by $836,000, or 48.2%, to $900,000 for the six months ended June 30, 2022 from $1.7 million for the six months ended June 30, 2021. The decrease in interest expense on certificates of deposit occurred because of a 43 basis point decrease in the average rate which was augmented by a $56.2 million decrease in the average balance of certificates of deposit. Interest expense on savings accounts decreased by $237,000, or 37.1%, to $401,000 for the six months ended June 30, 2022 from $638,000 for the six months ended June 30, 2021. The decrease in interest expense on savings accounts occurred primarily because of a four basis point decrease in the average rate which was partially offset by a $24.9 million increase in the average balance of savings accounts. The decrease in the average rates on certificates of deposit and savings accounts occurred because of a decline in market interest rates.

Provision for Loan Losses. We recorded a reversal of loan loss provisions of $494,000 and $1.3 million for the six months ended June 30, 2022 and 2021, respectively. The reversal of loan loss provisions occurred primarily due to decreases in the amount of loans in our loan payment deferral program, Hawaii’s unemployment rate and the size of our loan portfolio. The loan payment deferral program was created to assist borrowers who were experiencing financial hardship due to the COVID-19 pandemic. The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.17% and 0.23% at June 30, 2022 and 2021, respectively. Nonaccrual loans totaled $4.0 million at June 30, 2022, or 0.31 % of total loans at that date, compared to $4.2 million of nonaccrual loans at June 30, 2021, or 0.32% of total loans at that date. Nonaccrual loans as of June 30, 2022 and 2021 consisted primarily of one- to four-family residential real estate loans. We have provided for all losses that can be reasonably estimated based on general and specific conditions at June 30, 2022 and 2021. For additional information see Note (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income. The following table summarizes changes in noninterest income between the six months ended June 30, 2022 and 2021.

	Six Months Ended
	June 30,		Change
	2022	2021	$ Change	% Change

		(Dollars in thousands)
Service and other fees	$753	$1,525	$(772)	(50.6)%
Income on bank-owned life insurance	391	378	13	3.4%
Gain on sale of investment securities	—	1,437	(1,437)	(100.0)%
Gain on sale of loans	26	446	(420)	(94.2)%
Other	1,283	180	1,103	612.8%
Total	$2,453	$3,966	$(1,513)	(38.1)%

Noninterest income decreased by $1.5 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. During the six months ended June 30, 2021, we sold $14.9 million of held-to-maturity mortgage-backed securities and $3.0 million of available-for-sale mortgage-backed securities and recorded gains of $1.1 million and $339,000, respectively. We did not sell any mortgage-backed securities in the six months ended June 30, 2022. The sale of the held-to-maturity mortgage-backed securities, for which we had already collected a substantial portion of the outstanding purchased principal (at least 85%), was in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and do not taint management’s assertion of its intent to hold the remaining securities in the held-to-maturity portfolio to maturity. Service and other fees decreased by $772,000, primarily due to a decrease in fee income earned for referring mortgage loan applications to other financial institutions and mortgage brokers. During the six months ended June 30, 2022 and 2021, we sold mortgage loans held for sale with principal balances of $4.4 million and $14.5 million, respectively, and recognized gains of $26,000 and $446,000, respectively. Other income increased primarily due to $1.1 million of bank-owned life insurance net proceeds received during the six months ended June 30, 2022.

Noninterest Expense. The following table summarizes changes in noninterest expense between the six months ended June 30, 2022 and 2021.

	Six Months Ended
	June 30,		Change
	2022	2021	$ Change	% Change

		(Dollars in thousands)
Salaries and employee benefits	$11,005	$11,083	$(78)	(0.7)%
Occupancy	3,242	3,219	23	0.7%
Equipment	2,432	2,194	238	10.8%
Federal deposit insurance premiums	284	283	1	0.4%
Loss on sale of loans	29	—	29	—%
Other general and administrative expenses	2,179	2,387	(208)	(8.7)%
Total	$19,171	$19,166	$5	0.0%

Noninterest expense increased by $5,000 for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in equipment expense was primarily due to an increase in service bureau expense. The decrease in other general and administrative expense was primarily due to a decrease in legal expense. The decrease in salaries and employee benefits was primarily due to a decrease in bonuses, compensation expense and loan agent commissions that was partially offset by a decrease in deferred salary expense for originating new loans. As new loans are originated, salary expense is reduced due to the capitalization of the cost of new loans. The deferred salary expense for originating new loans decreased due to a decrease in the number of loans closed and a decrease in the cost deferred for each loan originated.

Income Tax Expense. Income taxes were $2.8 million for the six months ended June 30, 2022, reflecting an effective tax rate of 24.3%, compared to $3.3 million for the six months ended June 30, 2021, reflecting an effective tax rate of 26.7%. The decrease in income tax expense and the effective tax rate during the six months ended June 30, 2022, was primarily due to a $725,000 decrease in income before taxes and the receipt of $1.1 million of proceeds on bank-owned life insurance that was not taxable.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan and security repayments, advances from the Federal Home Loan Bank, proceeds from securities sold under agreements to repurchase and proceeds from loan and security sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition. We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Senior Vice President and Chief Financial Officer and our Vice President and Senior Treasury Analyst, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2022.

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

Our most liquid asset is cash. The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2022, our cash and cash equivalents totaled $70.6 million. On that date, we had $10.0 million in securities sold under agreements to repurchase outstanding and $141.0 million of Federal Home Loan Bank advances outstanding with the ability to borrow an additional $769.8 million under Federal Home Loan Bank advances. We have unpledged securities with a market value of $440.9 million and have the ability to borrow up to $414.4 million using these securities as collateral. We also have securities with a market value of $5.6 million pledged to the Federal Reserve Bank and have the ability to borrow up to $5.3 million using these securities as collateral.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2022, we had $3.9 million in loan commitments outstanding for fixed-rate loans and had $13.7 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2022 totaled $259.5 million, or 15.0% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and security sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2023. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the six months ended June 30, 2022 and 2021, we originated $97.7 million and $176.7 million of loans, respectively. During the six months ended June 30, 2022 and 2021, we purchased securities with a face value of $132.5 million and $431.7 million, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances, securities sold under agreements to repurchase, stock repurchases and dividend payments. We experienced a net increase in deposits of $47.8 million and $18.9 million for the six months ended June 30, 2022 and 2021, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Territorial Bancorp Inc. is a separate legal entity from Territorial Savings Bank and must provide for its own liquidity to pay dividends, repurchase shares of its common stock and for other corporate purposes. Territorial Bancorp Inc.’s primary source of liquidity is dividend payments from Territorial Savings Bank. The ability of Territorial Savings Bank to pay dividends to Territorial Bancorp Inc. is subject to regulatory requirements. At June 30, 2022, Territorial Bancorp Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $16.5 million.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Territorial Bancorp Inc. is not subject to regulatory capital requirements because its total assets are less than $3.0 billion. At June 30, 2022, Territorial Savings Bank exceeded all of the fully phased in regulatory capital requirements and is considered to be “well capitalized” under regulatory guidelines.

The tables below present the fully-phased in capital required to be considered “well-capitalized” and meet the regulatory capital conservation buffer requirement as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for Territorial Savings Bank and the Company at June 30, 2022 and December 31, 2021:

(Dollars in thousands)	Required Ratio	Actual Amount	Actual Ratio
June 30, 2022:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$245,183	11.37%
Territorial Bancorp Inc.		$262,306	12.16%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$245,183	27.17%
Territorial Bancorp Inc.		$262,306	29.06%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$245,183	27.17%
Territorial Bancorp Inc.		$262,306	29.06%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$247,369	27.41%
Territorial Bancorp Inc.		$264,492	29.30%

December 31, 2021:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$235,785	11.09%
Territorial Bancorp Inc.		$261,846	12.31%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$235,785	26.47%
Territorial Bancorp Inc.		$261,846	29.40%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$235,785	26.47%
Territorial Bancorp Inc.		$261,846	29.40%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$238,515	26.78%
Territorial Bancorp Inc.		$264,576	29.70%
(1)	The required Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios are based on the fully-phased in capital ratios in the Basel III capital regulations plus the 2.50% capital conservation buffer that became effective on January 1, 2019.

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

At June 30, 2022 and December 31, 2021, the Bank’s capital ratios exceeded the minimum capital thresholds for a “well-capitalized” institution. There are no conditions or events that have changed the institution’s category under the capital guidelines.

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

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments. Except for an increase of $81.7 million in certificates of deposit and a decrease of $7.3 million in loan commitments between December 31, 2021 and June 30, 2022, there have not been any material changes in our contractual obligations and funding needs since December 31, 2021.

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

Because we have historically operated as a traditional thrift institution, the significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit inflows, cash balances at the Federal Reserve Bank, loan and security repayments, advances from the Federal Home Loan Bank, our capital, proceeds from securities sold under agreements to repurchase and proceeds from loan and security sales. In addition, there is little demand for adjustable-rate mortgage loans in the Hawaii market area. This has resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets. We sold $5.0 million and $14.5 million of fixed-rate mortgage loans during the six months ended June 30, 2022 and 2021, respectively, to reduce our interest rate risk.

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

The following table presents our internal calculations of the estimated changes in our EVE as of March 31, 2022 (the latest date for which we have available information) that would result from the designated instantaneous changes in the interest rate yield curve.

					Increase
					(Decrease) in
		Estimated		EVE Ratio as a	EVE Ratio as a
Change in		Increase		Percent of	Percent of
Interest Rates	Estimated EVE	(Decrease) in	Percentage	Present Value	Present Value of
(bp) (1)	(2)	EVE	Change in EVE	of Assets (3)(4)	Assets (3)(4)
(Dollars in thousands)
+400	$154,976	$(136,113)	(46.76)%	9.91%	(4.59)%
+300	$187,208	$(103,881)	(35.69)%	11.26%	(3.24)%
+200	$226,610	$(64,479)	(22.15)%	12.77%	(1.73)%
+100	$265,530	$(25,559)	(8.78)%	14.02%	(0.48)%
0	$291,089	$—	—%	14.50%	—%
-100	$296,732	$5,643	1.94%	14.06%	(0.44)%
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Interest rates on Freddie Mac mortgage-backed securities have increased by 39 basis points between March 31, 2022 and June 30, 2022. The increase in mortgage interest rates has decreased the value of our interest-earning assets. The decrease in the value of our interest-earning assets has been offset by a decrease in the value of interest-bearing liabilities that occurred during the three months ended June 30, 2022 because of the increase in short-term interest rates.

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

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2022. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2022, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)             Not applicable.

(b)             Not applicable.

(c)             Stock Repurchases. The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended June 30, 2022:

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average Price	Part of Publicly	That May Yet be
	of Shares	Paid per	Announced Plans or	Purchased Under the
Period	Purchased (1)	Share	Programs	Plans or Programs (2)
April 1, 2022 through April 30, 2022	50,397	$23.63	48,632	$2,715,588
May 1, 2022 through May 31, 2022	70,078	21.47	70,078	1,211,235
June 1, 2022 through June 30, 2022	48,613	22.01	48,613	141,037

Total	169,088	$22.27	167,323	$141,037

______________________________________

(1)	Includes shares acquired by the Company to settle the payment of taxes in connection with restricted stock vesting.
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

101

The following materials from Territorial Bancorp Inc.’s Form 10-Q report for the quarter ended June 30, 2022, formatted in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

TERRITORIAL BANCORP INC.
(Registrant)

Date: August 12, 2022	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and
Chief Executive Officer

Date: August 12, 2022	/s/ Melvin M. Miyamoto
Melvin M. Miyamoto
Senior Vice President and Chief Financial Officer