Form 10-Q
period 2022-09-30
Territorial Bancorp Inc.
filed 2022-11-10
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 9,113,668 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of October 31, 2022.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	September 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$36,286	$99,859
Investment securities available for sale, at fair value	21,142	—
Investment securities held to maturity, at amortized cost (fair value of $585,752 and $634,987 at September 30, 2022 and December 31, 2021, respectively)	717,434	636,442
Loans receivable, net	1,295,044	1,302,824
Federal Home Loan Bank stock, at cost	8,197	8,173
Federal Reserve Bank stock, at cost	3,171	3,158
Accrued interest receivable	6,061	5,786
Premises and equipment, net	6,114	4,065
Right-of-use asset, net	14,649	9,982
Bank-owned life insurance	47,583	51,423
Deferred income tax assets, net	2,335	1,927
Prepaid expenses and other assets	6,807	6,963
Total assets	$2,164,823	$2,130,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,711,853	$1,681,828
Advances from the Federal Home Loan Bank	141,000	141,000
Securities sold under agreements to repurchase	10,000	10,000
Accounts payable and accrued expenses	24,105	22,638
Lease liability	15,396	10,744
Income taxes payable	2,684	1,863
Advance payments by borrowers for taxes and insurance	3,040	6,207
Total liabilities	1,908,078	1,874,280

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 9,113,668 and 9,324,060 shares at September 30, 2022 and December 31, 2021, respectively	91	93
Additional paid-in capital	52,440	56,951
Unearned ESOP shares	(3,058)	(3,425)
Retained earnings	214,787	208,227
Accumulated other comprehensive loss	(7,515)	(5,524)
Total stockholders’ equity	256,745	256,322
Total liabilities and stockholders’ equity	$2,164,823	$2,130,602

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest income:
Loans	$11,376	$11,836	$33,909	$37,019
Investment securities	4,402	3,251	11,753	7,470
Other investments	373	188	816	647
Total interest income	16,151	15,275	46,478	45,136

Interest expense:
Deposits	1,242	844	2,577	3,251
Advances from the Federal Home Loan Bank	522	522	1,549	1,595
Securities sold under agreements to repurchase	46	46	137	137
Total interest expense	1,810	1,412	4,263	4,983

Net interest income	14,341	13,863	42,215	40,153
Reversal of provision for loan losses	(109)	(167)	(603)	(1,452)

Net interest income after reversal of provision for loan losses	14,450	14,030	42,818	41,605

Noninterest income:
Service and other fees	339	433	1,092	1,958
Income on bank-owned life insurance	200	192	591	570
Gain on sale of investment securities	—	403	—	1,840
Net gain (loss) on sale of loans	—	138	(3)	584
Other	76	57	1,359	237
Total noninterest income	615	1,223	3,039	5,189

Noninterest expense:
Salaries and employee benefits	5,513	5,493	16,518	16,576
Occupancy	1,682	1,636	4,924	4,855
Equipment	1,317	1,079	3,749	3,273
Federal deposit insurance premiums	145	141	429	424
Other general and administrative expenses	1,112	1,215	3,291	3,602
Total noninterest expense	9,769	9,564	28,911	28,730

Income before income taxes	5,296	5,689	16,946	18,064
Income taxes	1,405	1,527	4,235	4,831
Net income	$3,891	$4,162	$12,711	$13,233

Basic earnings per share	$0.44	$0.46	$1.42	$1.45
Diluted earnings per share	$0.44	$0.46	$1.41	$1.44
Cash dividends declared per common share	$0.23	$0.23	$0.69	$0.69
Basic weighted-average shares outstanding	8,802,010	9,012,398	8,885,626	9,086,447
Diluted weighted-average shares outstanding	8,846,611	9,056,569	8,938,808	9,131,069

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$3,891	$4,162	$12,711	$13,233

Other comprehensive loss, net of tax:
Unrealized loss on securities	(1,114)	—	(1,991)	(3)
Amount reclassified from other comprehensive income	—	—	—	(273)
Total other comprehensive loss, net of tax	(1,114)	—	(1,991)	(276)
Comprehensive income	$2,777	$4,162	$10,720	$12,957

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

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

						Accumulated
	Common		Additional	Unearned		Other	Total
	Shares	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Shares	Earnings	Loss	Equity
Balance at June 30, 2022	9,120,458	$91	$52,464	$(3,181)	$212,932	$(6,401)	$255,905

Net income	—	—	—	—	3,891	—	3,891
Other comprehensive loss	—	—	—	—	—	(1,114)	(1,114)
Cash dividends declared ($0.23 per share)	—	—	—	—	(2,036)	—	(2,036)
Share-based compensation	—	—	(18)	—	—	—	(18)
Allocation of 12,233 ESOP shares	—	—	135	123	—	—	258
Repurchase of shares of common stock	(6,790)	—	(141)	—	—	—	(141)

Balances at September 30, 2022	9,113,668	$91	$52,440	$(3,058)	$214,787	$(7,515)	$256,745

Balances at December 31, 2021	9,324,060	$93	$56,951	$(3,425)	$208,227	$(5,524)	$256,322

Net income	—	—	—	—	12,711	—	12,711
Other comprehensive loss	—	—	—	—	—	(1,991)	(1,991)
Cash dividends declared ($0.69 per share)	—	—	—	—	(6,151)	—	(6,151)
Share-based compensation	19,227	—	256	—	—	—	256
Allocation of 36,700 ESOP shares	—	—	467	367	—	—	834
Repurchase of shares of common stock	(229,619)	(2)	(5,234)	—	—	—	(5,236)

Balances at September 30, 2022	9,113,668	$91	$52,440	$(3,058)	$214,787	$(7,515)	$256,745

See accompanying notes to consolidated financial statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$12,711	$13,233
Adjustments to reconcile net income to net cash from operating activities:
Reversal of provision for loan losses	(603)	(1,452)
Depreciation and amortization	916	870
Deferred income tax expense	314	179
Amortization of fees, discounts, and premiums, net	(109)	(311)
Amortization of right-of-use asset	2,166	2,316
Origination of loans held for sale	(5,302)	(24,304)
Proceeds from sales of loans held for sale	5,299	26,595
Loss (gain) on sale of loans, net	3	(584)
Gain on sale of investment securities available for sale	—	(339)
Gain on sale of investment securities held to maturity	—	(1,501)
Net loss on disposal of premises and equipment	—	2
Gain on bank-owned life insurance	(1,138)	—
ESOP expense	834	942
Share-based compensation expense	256	241
Net (increase) decrease in accrued interest receivable	(275)	445
Net increase in bank-owned life insurance	(591)	(570)
Net decrease (increase) in prepaid expenses and other assets	156	(2,481)
Net increase in accounts payable and accrued expenses	1,258	814
Net decrease in lease liability	(2,181)	(2,285)
Net decrease in advance payments by borrowers for taxes and insurance	(3,167)	(3,063)
Net increase in income taxes payable	821	35

Net cash from operating activities	11,368	8,782

Cash flows from investing activities:
Purchases of investment securities held to maturity	(132,612)	(474,439)
Purchases of investment securities available for sale	(24,760)	—
Principal repayments on investment securities held to maturity	51,609	78,547
Principal repayments on investment securities available for sale	948	198
Proceeds from sale of investment securities held to maturity	—	23,570
Proceeds from sale of investment securities available for sale	—	3,330
Principal repayments on loans receivable, net of loan originations	8,459	104,832
Purchases of Federal Home Loan Bank stock	(24)	(29)
Purchases of Federal Reserve Bank stock	(13)	(13)
Proceeds from bank-owned life insurance	5,569	—
Purchases of premises and equipment	(2,965)	(279)

Net cash from investing activities	(93,789)	(264,283)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from financing activities:
Net increase in deposits	$30,025	$5,163
Repurchases of common stock	(4,999)	(4,547)
Cash dividends paid	(6,178)	(7,272)

Net cash from financing activities	18,848	(6,656)

Net decrease in cash and cash equivalents	(63,573)	(262,157)

Cash and cash equivalents at beginning of the period	99,859	363,543

Cash and cash equivalents at end of the period	$36,286	$101,386

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$2,345	$4,966
Income taxes	2,355	4,617

Supplemental disclosure of noncash investing and financing activities:
Company stock repurchased through stock swap and net settlement transactions	$237	$320
Establishment of right-of-use asset, net of incentives and modifications	6,833	3,285
Establishment of lease liability, net of modifications	6,833	3,285

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

(4)      Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Cash and due from banks	$10,376	$11,662
Interest-earning deposits in other banks	25,910	88,197
Cash and cash equivalents	$36,286	$99,859

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank of San Francisco.

(5)      Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2022:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$23,856	$—	$(2,714)	$21,142
Total	$23,856	$—	$(2,714)	$21,142

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$717,434	$—	$(131,682)	$585,752
Total	$717,434	$—	$(131,682)	$585,752

December 31, 2021:
Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$636,442	$5,699	$(7,154)	$634,987
Total	$636,442	$5,699	$(7,154)	$634,987

The amortized cost and estimated fair value of investment securities by maturity date at September 30, 2022 are shown below. Incorporated in the maturity schedule are mortgage-backed securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Available-for-sale:
Due after 10 years	$23,856	$21,142
Total	$23,856	$21,142

Held-to-maturity:
Due within 5 years	$15	$14
Due after 5 years through 10 years	19	18
Due after 10 years	717,400	585,720
Total	$717,434	$585,752

Realized gains and losses and the proceeds from sales of held-to-maturity and available-for-sale securities are shown in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Proceeds from sales	$—	$7,539	$—	$26,900
Gross gains	—	403	—	1,840
Gross losses	—	—	—	—

The Company did not sell any held-to-maturity mortgage-backed securities during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Company sold $22.1 million of held-to-maturity mortgage-backed securities and recorded gains of $1.5 million. The sale of the mortgage-backed securities, for which the Company had already collected a substantial portion of the outstanding purchased principal (at least 85%), was in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and did not taint management’s assertion of its intent to hold the remaining securities in the held-to-maturity portfolio to maturity.

The Company did not sell any available-for-sale mortgage-backed securities during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Company sold $3.0 million of available-for-sale mortgage-backed securities and recorded a gain of $339,000.

Investment securities with amortized costs of $241.0 million and $140.6 million at September 30, 2022 and December 31, 2021, respectively, were pledged to secure deposits made by state and local governments, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at September 30, 2022 and December 31, 2021. The Company does not intend to sell securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
September 30, 2022:
Available-for-sale:
U.S. government-sponsored mortgage-backed securities	$21,142	$(2,714)	$—	$—	4	$21,142	$(2,714)

Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$259,897	$(38,335)	$325,850	$(93,347)	146	$585,747	$(131,682)

December 31, 2021:
Held-to-maturity:
U.S. government-sponsored mortgage-backed securities	$482,629	$(6,976)	$3,681	$(178)	43	$486,310	$(7,154)

Mortgage-Backed Securities. The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates subsequent to purchase. All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2022 and December 31, 2021.

(6)      Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Real estate loans:
First mortgages:
One- to four-family residential	$1,256,304	$1,267,537
Multi-family residential	3,946	5,468
Construction, commercial and other	23,035	18,590
Home equity loans and lines of credit	7,229	7,121
Total real estate loans	1,290,514	1,298,716
Other loans:
Loans on deposit accounts	217	278
Consumer and other loans	8,496	8,192
Total other loans	8,713	8,470
Less:
Net unearned fees and discounts	(2,168)	(1,693)
Allowance for loan losses	(2,015)	(2,669)
Total unearned fees, discounts and allowance for loan losses	(4,183)	(4,362)
Loans receivable, net	$1,295,044	$1,302,824

The table below presents the activity in the allowance for loan losses by portfolio segment:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended September 30, 2022:
Balance, beginning of period	$1,350	$445	$1	$82	$253	$2,131
(Reversal of provision) provision for loan losses	(87)	(3)	—	1	(20)	(109)
	1,263	442	1	83	233	2,022
Charge-offs	—	—	—	(7)	—	(7)
Recoveries	—	—	—	—	—	—
Net charge-offs	—	—	—	(7)	—	(7)
Balance, end of period	$1,263	$442	$1	$76	$233	$2,015

Nine months ended September 30, 2022:
Balance, beginning of period	$1,814	$435	$1	$89	$330	$2,669
(Reversal of provision) provision for loan losses	(551)	7	—	38	(97)	(603)
	1,263	442	1	127	233	2,066
Charge-offs	—	—	—	(52)	—	(52)
Recoveries	—	—	—	1	—	1
Net charge-offs	—	—	—	(51)	—	(51)
Balance, end of period	$1,263	$442	$1	$76	$233	$2,015

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended September 30, 2021:
Balance, beginning of period	$2,021	$434	$1	$133	$380	$2,969
(Reversal of provision) provision for loan losses	(132)	11	—	(19)	(27)	(167)
	1,889	445	1	114	353	2,802
Charge-offs	—	—	—	(3)	—	(3)
Recoveries	—	—	—	—	—	—
Net charge-offs	—	—	—	(3)	—	(3)
Balance, end of period	$1,889	$445	$1	$111	$353	$2,799

Nine months ended September 30, 2021:
Balance, beginning of period	$3,102	$406	$1	$146	$607	$4,262
(Reversal of provision) provision for loan losses	(1,213)	39	—	(24)	(254)	(1,452)
	1,889	445	1	122	353	2,810
Charge-offs	—	—	—	(13)	—	(13)
Recoveries	—	—	—	2	—	2
Net charge-offs	—	—	—	(11)	—	(11)
Balance, end of period	$1,889	$445	$1	$111	$353	$2,799

Management considers the allowance for loan losses at September 30, 2022 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions at that date. While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans, net of unearned fees and discounts, by portfolio segment and based on impairment method:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
September 30, 2022:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,263	442	1	76	233	2,015
Total ending allowance balance	$1,263	$442	$1	$76	$233	$2,015

Loans:
Ending loan balance:
Individually evaluated for impairment	$2,402	$—	$16	$—	$—	$2,418
Collectively evaluated for impairment	1,255,802	22,907	7,215	8,717	—	1,294,641
Total ending loan balance	$1,258,204	$22,907	$7,231	$8,717	$—	$1,297,059

December 31, 2021:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,814	435	1	89	330	2,669
Total ending allowance balance	$1,814	$435	$1	$89	$330	$2,669

Loans:
Ending loan balance:
Individually evaluated for impairment	$3,812	$—	$19	$—	$—	$3,831
Collectively evaluated for impairment	1,267,560	18,529	7,103	8,470	—	1,301,662
Total ending loan balance	$1,271,372	$18,529	$7,122	$8,470	$—	$1,305,493

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

		Unpaid
	Recorded	Principal
(Dollars in thousands)	Investment	Balance
September 30, 2022:
With no related allowance recorded:
One- to four-family residential mortgages	$2,402	$2,897
Home equity loans and lines of credit	16	30
Total	$2,418	$2,927

December 31, 2021:
With no related allowance recorded:
One- to four-family residential mortgages	$3,812	$4,299
Home equity loans and lines of credit	19	31
Total	$3,831	$4,330

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
2022:
With no related allowance recorded:
One- to four-family residential mortgages	$2,431	$6	$2,465	$18
Home equity loans and lines of credit	17	—	18
Total	$2,448	$6	$2,483	$18

2021:
With no related allowance recorded:
One- to four-family residential mortgages	$4,816	$8	$4,866	$28
Home equity loans and lines of credit	20	—	21	—
Total	$4,836	$8	$4,887	$28

There were no loans individually evaluated for impairment with a related allowance for loan loss as of September 30, 2022 or December 31, 2021. Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they are written down to fair value at the time of impairment. An impaired loan would also not have an allocated allowance if the value of the property securing the loan, less the cost to sell the property, is greater than the loan balance.

The Company had 11 nonaccrual loans with a book value of $2.0 million as of September 30, 2022 and 10 nonaccrual loans with a book value of $3.3 million as of December 31, 2021. The Company did not have any loans 90 days or more past due and still accruing interest as of September 30, 2022. The Company had two consumer loans totaling $24,000 that were 90 days or more past due and still accruing interest as of December 31, 2021.

The table below presents the aging of loans and accrual status by class of loans, net of unearned fees and discounts. Loans with a formal loan payment deferral plan in place are not considered contractually past due or delinquent if the borrower is in compliance with the loan payment deferral plan.

								Loans
								90 Days
								or More
	30 - 59	60 - 89	90 Days or					Past Due
	Days Past	Days Past	More	Total Past	Loans Not	Total	Nonaccrual	and Still
(Dollars in thousands)	Due	Due	Past Due	Due	Past Due	Loans	Loans	Accruing
September 30, 2022:
One- to four-family residential mortgages	$737	$—	$227	$964	$1,253,298	$1,254,262	$1,985	$—
Multi-family residential mortgages	—	—	—	—	3,942	3,942	—	—
Construction, commercial and other mortgages	—	—	—	—	22,907	22,907	—	—
Home equity loans and lines of credit	—	—	—	—	7,231	7,231	16	—
Loans on deposit accounts	—	—	—	—	217	217	—	—
Consumer and other	2	4	—	6	8,494	8,500	—	—

Total	$739	$4	$227	$970	$1,296,089	$1,297,059	$2,001	$—

December 31, 2021:
One- to four-family residential mortgages	$129	$—	$244	$373	$1,265,540	$1,265,913	$3,261	$—
Multi-family residential mortgages	—	—	—	—	5,459	5,459	—	—
Construction, commercial and other mortgages	—	—	—	—	18,529	18,529	—	—
Home equity loans and lines of credit	—	—	—	—	7,122	7,122	19	—
Loans on deposit accounts	—	—	—	—	278	278	—	—
Consumer and other	3	—	24	27	8,165	8,192	—	24

Total	$132	$—	$268	$400	$1,305,093	$1,305,493	$3,280	$24

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

There were no loans modified in a troubled debt restructuring during the nine months ended September 30, 2022 or 2021. There were no new troubled debt restructurings during the nine months ended September 30, 2022 or 2021 that subsequently defaulted. Loan modifications under the CARES Act and the Interagency Statements issued by bank regulators in 2020 are discussed below.

The table below summarizes outstanding troubled debt restructurings by class of loans:

	Number of	Accrual	Number of	Nonaccrual
(Dollars in thousands)	Loans	Status	Loans	Status	Total
September 30, 2022:
One- to four-family residential mortgages	2	$417	2	$424	$841
Total	2	$417	2	$424	$841

December 31, 2021:
One- to four-family residential mortgages	3	$551	1	$340	$891
Total	3	$551	1	$340	$891

There were no delinquent troubled debt restructurings at September 30, 2022. There was one troubled debt restructuring for $126,000 that was 59 days delinquent as of December 31, 2021. Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers. At September 30, 2022, we had no commitments to lend any additional funds to these borrowers.

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

The Company has granted loan payment deferrals to borrowers who have been affected by the COVID-19 pandemic.  Loans are removed from the loan payment deferral program when interest which was accrued during the deferral payment period is paid off. The table below summarizes loans remaining in the loan payment deferral program by class of loan:

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Loans in the Loan Payment Deferral Program	Percent of Total Loans	Loans in the Loan Payment Deferral Program	Percent of Total Loans
One- to- four family residential mortgage	$62,027	4.8%	$74,704	5.7%
Non-residential mortgage	3,431	0.3	3,928	0.3
Total	$65,458	5.1%	$78,632	6.0%

The loans on which the Company has granted loan payment deferrals are included in the allowance for loan and lease losses calculation.  However, loans performing under a loan payment deferral agreement are not considered contractually past due and are excluded from the past due statistics above.

The ratio of the current loan balance to the current tax-assessed value of the property securing the mortgage loans in the payment deferral program averaged 49.7% at September 30, 2022.  At September 30, 2022, one- to four family residential mortgage loans represented 97.0% of the Company’s total loan portfolio balance with a ratio of the current loan balance to the current tax assessed value of the property securing these loans averaging 42.4%.  All of the Company’s residential mortgage loans are secured by real estate in Hawaii.

As of September 30, 2022, of the $62.0 million total one- to four-family mortgage loans in the loan payment deferral program, $61.6 million, or 99.4%, had resumed making full principal and interest payments. The interest on these loans that accrued during the deferral period will be repaid over subsequent years. $243,000, or 0.4%, of the total one- to four family mortgage loans in the loan payment deferral program were making interest-only payments. In the loan payment deferral program, there was one $145,000 one- to four-family mortgage loan which was over 150 days delinquent. At September 30, 2022, there were no other loans which have had their deferral period end and not resumed their loan payments.

As of September 30, 2022, all of the $3.4 million of commercial mortgage, commercial and industrial and home equity lines of credit in the loan payment deferral program had resumed making full principal and interest payments.

Since the beginning of the year, there has not been a significant increase in loan delinquencies, significant changes in deposits or significant drawdowns on any lines of credit. We do not have any commercial loans to hotels, businesses in the transportation industry, restaurants or retail establishments.

The Company had no real estate owned as of September 30, 2022 or December 31, 2021. There were two one- to four-family residential mortgage loans totaling $227,000 in the process of foreclosure at September 30, 2022. There were no loans in the process of foreclosure at December 31, 2021.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the nine months ended September 30, 2022 and 2021, the Company sold mortgage loans held for sale with principal balances of $5.4 million and $26.2 million, respectively, and recognized a loss of $3,000 and a gain of $584,000, respectively. The Company had no loans held for sale at September 30, 2022 or December 31, 2021.

The Company serviced loans for others with principal balances of $36.9 million at September 30, 2022 and $41.3 million at December 31, 2021. Of these amounts, $21.4 million and $24.3 million of loan balances relate to securitizations for which the Company continues to hold the related mortgage-backed securities at September 30, 2022 and December 31, 2021, respectively. The amount of contractually specified servicing fees earned for the nine months ended September 30, 2022 and 2021 was $77,000 and $99,000, respectively. The amount of contractually specified servicing fees earned for the three months ended September 30, 2022 and 2021 was $24,000 and $31,000, respectively. The fees are reported in service and other fees in the Consolidated Statements of Income.

(7)      Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset. Securities sold under agreements to repurchase are summarized as follows:

	September 30, 2022		December 31, 2021
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
Over 2 years to 3 years	$10,000	1.81%	$5,000	1.88%
Over 3 years to 4 years	—	—	5,000	1.73%
Total	$10,000	1.81%	$10,000	1.81%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at September 30, 2022. The amount at risk is the greater of the carrying value or fair value over the repurchase liability and refers to the potential loss to the Company if the secured lender fails to return the security at the maturity date of the agreement. All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government-sponsored enterprises. The repurchase liability cannot exceed 90% of the fair value of securities pledged. In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$13,813	$11,411	$10,000	$3,813	27

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
September 30, 2022:
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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity. The shares committed to be released are considered outstanding for earnings per share computations. Compensation expense recognized for the three months ended September 30, 2022 and 2021 amounted to $258,000 and $310,000, respectively. Compensation expense recognized for the nine months ended September 30, 2022 and 2021 amounted to $834,000 and $942,000, respectively.

Shares held by the ESOP trust were as follows:

	September 30,	December 31,
	2022	2021
Allocated shares	571,241	540,869
Unearned shares	305,831	342,531
Total ESOP shares	877,072	883,400
Fair value of unearned shares, in thousands	$5,670	$8,649

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits. For the three months ended September 30, 2022 and 2021, we accrued $23,000 and $41,000, respectively. For the nine months ended September 30, 2022 and 2021, we accrued $73,000 and $94,000, respectively, for the ESOP restoration plan.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Compensation expense	$(18)	$36	$256	$241
Income tax benefit	(5)	10	70	66

Share-based compensation expense and the income tax benefit had credit balances during the three months ended September 30, 2022. The credit balance occurred when the number of performance-based restricted stock units (PRSUs), which are based on a performance condition, decreased when the Company’s three-year return on average equity declined in comparison to a peer group of banks.

Stock Options

The table below presents the stock option activity for the nine months ended September 30, 2022 and 2021:

		Weighted		Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (years)	(in thousands)
Options outstanding at December 31, 2021	3,085	$23.62	0.67	$5
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	3,085	—	—	—
Options outstanding at September 30, 2022	—	$—	—	$—

Options outstanding at December 31, 2020	3,085	$23.62	1.67	$1
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at September 30, 2021	3,085	$23.62	0.92	$5

Options vested and exercisable at September 30, 2022	—	$—	—	$—

There were no options exercised or vested during the nine months ended September 30, 2022 or 2021. As of September 30, 2022, the Company had no unrecognized compensation costs related to the stock option plans.

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

The table below presents the time-based restricted stock activity:

		Weighted
	Time-Based	Average Grant
	Restricted	Date Fair
	Stock	Value
Unvested at December 31, 2021	23,208	$24.61
Granted	12,013	23.77
Vested	11,557	24.68
Forfeited	—	—
Unvested at September 30, 2022	23,664	$24.15

Unvested at December 31, 2020	23,695	$24.24
Granted	10,849	26.67
Vested	11,336	25.81
Forfeited	—	—
Unvested at September 30, 2021	23,208	$24.61

As of September 30, 2022, the Company had $425,000 of unrecognized compensation costs related to time-based restricted stock.

The table below presents the PRSUs that will vest on a performance condition:

	Performance-
	Based Restricted
	Stock Units	Weighted
	Based on a	Average Grant
	Performance	Date Fair
	Condition	Value
Unvested at December 31, 2021	41,583	$24.68
Granted	14,412	23.77
Vested	7,670	27.30
Forfeited	4,768	27.30
Unvested at September 30, 2022	43,557	$23.63

Unvested at December 31, 2020	40,585	$25.83
Granted	13,016	26.67
Vested	7,473	30.73
Forfeited	4,545	30.73
Unvested at September 30, 2021	41,583	$24.68

The fair value of these PRSUs is based on the fair value of the Company’s stock on the date of grant. As of September 30, 2022, the Company had $131,000 of unrecognized compensation costs related to these PRSUs. Performance will be measured over a three-year performance period and will be cliff vested. The performance condition is measured quarterly by comparing the Company’s three-year return on average equity to a peer group of banks. The Company’s percentile ranking in the peer group is used to adjust the number of PRSUs that are expected to vest.

The table below presents the PRSUs that will vest on a market condition:

	Performance-
	Based Restricted	Monte Carlo
	Stock Units	Valuation of
	Based on a	the Company's
	Market Condition	Stock
Unvested at December 31, 2021	10,396	$24.03
Granted	3,603	24.42
Vested	—	—
Forfeited	3,110	24.45
Unvested at September 30, 2022	10,889	$24.04

Unvested at December 31, 2020	10,147	$24.69
Granted	3,254	25.94
Vested	1,628	28.32
Forfeited	1,377	28.32
Unvested at September 30, 2021	10,396	$24.03

As of September 30, 2022, the Company had $85,000 of unrecognized compensation costs related to the PRSUs that are based on a market condition. The market value of PRSUs that will vest on a market condition is determined by a Monte Carlo valuation of the Company’s stock as of the grant date. Performance will be measured over a three-year performance period and will be cliff vested. The market condition is measured quarterly by comparing the Company’s three-year average total stock return to a peer group of other banks. The Company’s percentile ranking in the peer group determines how many PRSUs will vest.

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

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Net income	$3,891	$4,162	$12,711	$13,233
Income allocated to participating securities	(23)	(23)	(70)	(47)
Net income available to common shareholders	$3,868	$4,139	$12,641	$13,186

Weighted-average number of shares used in:
Basic earnings per share	8,802,010	9,012,398	8,885,626	9,086,447
Dilutive common stock equivalents:
Stock options and restricted stock units	44,601	44,171	53,182	44,622
Diluted earnings per share	8,846,611	9,056,569	8,938,808	9,131,069

Net income per common share, basic	$0.44	$0.46	$1.42	$1.45
Net income per common share, diluted	$0.44	$0.46	$1.41	$1.44

(12)    Other Comprehensive Loss

The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes:

	Unfunded	Unrealized
	Pension	(Gain)/Loss on
(Dollars in thousands)	Liability	Securities	Total
Three months ended September 30, 2022
Balances at beginning of period	$5,524	$877	$6,401
Other comprehensive loss, net of taxes	—	1,114	1,114
Net current period other comprehensive loss	—	1,114	1,114
Balances at end of period	$5,524	$1,991	$7,515

Three months ended September 30, 2021
Balances at beginning of period	$8,967	$—	$8,967
Net current period other comprehensive loss	—	—	—
Balances at end of period	$8,967	$—	$8,967

Nine months ended September 30, 2022
Balances at beginning of period	$5,524	$—	$5,524
Other comprehensive loss, net of taxes	—	1,991	1,991
Net current period other comprehensive loss	—	1,991	1,991
Balances at end of period	$5,524	$1,991	$7,515

Nine months ended September 30, 2021
Balances at beginning of period	$8,967	$(276)	$8,691
Other comprehensive loss, net of taxes	—	3	3
Amounts reclassified from other comprehensive income, net of taxes	—	273	273
Net current period other comprehensive loss	—	276	276
Balances at end of period	$8,967	$—	$8,967

The table below presents the tax effect on each component of accumulated other comprehensive loss:

	Three Months Ended September 30,
	2022			2021
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unrealized loss on securities	$1,519	$(405)	$1,114	$—	$—	$—
Total	$1,519	$(405)	$1,114	$—	$—	$—

	Nine Months Ended September 30,
	2022			2021
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unrealized loss on securities	$2,714	$(723)	$1,991	$4	$(1)	$3
Amount reclassified from other comprehensive income	—	—	—	373	(100)	273
Total	$2,714	$(723)	$1,991	$377	$(101)	$276

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

Revenue from contracts with customers is reported in service and other fees in other noninterest income in the Consolidated Statements of Income. The table below reconciles the revenue from contracts with customers and other revenue reported in those line items:

	Service and
(Dollars in thousands)	Other Fees	Other	Total
Three months ended September 30, 2022
Revenue from contracts with customers	$304	$38	$342
Other revenue	35	38	73
Total	$339	$76	$415

Three months ended September 30, 2021
Revenue from contracts with customers	$399	$30	$429
Other revenue	34	27	61
Total	$433	$57	$490

Nine months ended September 30, 2022
Revenue from contracts with customers	$989	$138	$1,127
Other revenue	103	1,221	1,324
Total	$1,092	$1,359	$2,451

Nine months ended September 30, 2021
Revenue from contracts with customers	$1,855	$154	$2,009
Other revenue	103	83	186
Total	$1,958	$237	$2,195

(14)    Leases

The table below presents lease costs and other information for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Lease costs:
Operating lease costs	$712	$843	$2,211	$2,552
Short-term lease costs	107	15	199	32
Variable lease costs	49	31	127	113
Total lease costs	$868	$889	$2,537	$2,697

Cash paid for amounts included in measurement of lease liabilities	$854	$836	$2,381	$2,520
ROU assets obtained in exchange for new operating lease liabilities	$2,003	$444	$6,833	$3,285

At September 30, 2022, future minimum rental commitments under noncancellable operating leases are as follows:

(Dollars in thousands)
2022	$713
2023	2,787
2024	2,651
2025	2,031
2026	1,868
Thereafter	12,789
Total	22,839
Less lease incentives to be received in 2022	(4,996)
Less present value discount	(2,447)
Present value of leases	$15,396

The table below presents other lease related information:

	September 30,	September 30,
	2022	2021
Weighted-average remaining lease term (years)	9.03	5.95
Weighted-average discount rate	2.04%	2.18%

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Assets
Cash and cash equivalents	$36,286	$36,286	$36,286	$—	$—
Investment securities available for sale	21,142	21,142	—	21,142	—
Investment securities held to maturity	717,434	585,752	—	585,752	—
Loans receivable, net	1,295,044	1,145,828	—	—	1,145,828
FHLB stock	8,197	8,197	—	8,197	—
FRB stock	3,171	3,171	—	3,171	—
Accrued interest receivable	6,061	6,061	32	1,521	4,508

Liabilities
Deposits	1,711,853	1,705,405	—	1,376,636	328,769
Advances from the Federal Home Loan Bank	141,000	132,781	—	132,781	—
Securities sold under agreements to repurchase	10,000	9,423	—	9,423	—
Accrued interest payable	351	351	—	65	286

December 31, 2021
Assets
Cash and cash equivalents	$99,859	$99,859	$99,859	$—	$—
Investment securities held to maturity	636,442	634,987	—	634,987	—
Loans receivable, net	1,302,824	1,314,609	—	—	1,314,609
FHLB stock	8,173	8,173	—	8,173	—
FRB stock	3,158	3,158	—	3,158	—
Accrued interest receivable	5,786	5,786	16	1,126	4,644
Interest rate contracts	9	9	—	9	—

Liabilities
Deposits	1,681,828	1,682,078	—	1,456,773	225,305
Advances from the Federal Home Loan Bank	141,000	141,867	—	141,867	—
Securities sold under agreements to repurchase	10,000	10,143	—	10,143	—
Accrued interest payable	35	35	—	34	1
Interest rate contracts	9	9	—	9	—

At September 30, 2022 and December 31, 2021, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the Consolidated Financial Statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

September 30, 2022
Investment securities available for sale	$—	$21,142	$—	$21,142

December 31, 2021
Interest rate contracts — assets	$—	$9	$—	$9
Interest rate contracts — liabilities	—	(9)	—	(9)

There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2022 or December 31, 2021.

(16)    Subsequent Events

On October 27, 2022, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.23 per share of common stock. The dividend is expected to be paid on November 23, 2022 to stockholders of record as of November 10, 2022.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	risks, uncertainties and other factors relating to the COVID-19 pandemic, including the severity and duration of the effects of the pandemic on the general economy and on the businesses of our borrowers and their ability to make payments on their obligations; the remedial actions and stimulus measures adopted by federal, state and local governments and the inability of employees to work due to illness or quarantine;

●	general economic conditions, internationally, nationally or in our market areas, that are worse than expected;

●	competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments or our ability to originate mortgage loans;

●	adverse changes in the securities or credit markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to successfully integrate acquired entities, if any;

●	changes in consumer demand, spending, borrowing and savings habits;

●	changes in accounting and auditing policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

●	changes in our organization, compensation and benefit plans;

●	the timing and amount of revenues that we may recognize;

●	the value and marketability of collateral underlying our loan portfolios;

●	our ability to retain key employees;

●	cyber attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data or disable our systems;

●	technological changes that may be more difficult or expensive than expected;

●	the ability of third-party providers to perform their obligations to us;

●	the ability of the U.S. Government to manage federal debt limits;

●	the effects of any federal government shutdown;

●	the quality and composition of our investment portfolio;

●	changes in market and other conditions that would affect our ability to repurchase our common stock;

●	changes in our financial condition or results of operations that reduce capital available to pay dividends;

●	the effects of climate change and societal, investor and governmental responses to climate change;

●	the effects of social and governance change and societal and investor sentiment and governmental responses to social and governance matters;

●	the effects of domestic and international hostilities, including terrorism; and

●	changes in the financial condition or future prospects of issuers of securities that we own.

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

We have continued our focus on originating one- to four-family residential real estate loans. Our emphasis on conservative loan underwriting has resulted in continued low levels of nonperforming assets. Our nonperforming assets, which can include nonaccrual loans and real estate owned, totaled $2.0 million, or 0.09% of total assets at September 30, 2022 compared to $3.3 million, or 0.15% of total assets at December 31, 2021. We recorded a reversal of loan loss provisions of $603,000 and $1.5 million for the nine months ended September 30, 2022 and 2021, respectively. The reversal of loan loss provisions occurred primarily due to decreases in the amount of loans in our loan payment deferral program, Hawaii’s unemployment rate and the size of our loan portfolio. The loan payment deferral program was created to assist borrowers who were experiencing financial hardship due to the COVID-19 pandemic.

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

We sold fixed-rate mortgage loans held for sale with principal balances of $5.4 million and $26.2 million during the nine months ended September 30, 2022 and 2021, respectively. Federal Home Loan Bank advances remained constant at $141.0 million for the nine months ended September 30, 2022 and 2021. Securities sold under agreements to repurchase remained constant at $10.0 million for the nine months ended September 30, 2022 and 2021.

Our investments in mortgage-backed securities have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. These entities guarantee the payment of principal and interest on our mortgage-backed securities. As of September 30, 2022 and December 31, 2021, we owned $738.6 million and $636.4 million, respectively, of mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021.

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

Assets. Our total assets increased by $34.2 million, or 1.6%, to $2.2 billion at September 30, 2022 from $2.1 billion at December 31, 2021. The increase in assets was primarily due to a $102.1 million increase in total investment securities which was partially offset by a $63.6 million decrease in cash and cash equivalents and a $7.8 million decrease in net loans receivable.

Cash and Cash Equivalents. Cash and cash equivalents were $36.3 million at September 30, 2022, a decrease of $63.6 million, or 63.7%, since December 31, 2021. The decrease in cash and cash equivalents was primarily caused by a $102.1 million increase in total investment securities, as we used excess cash to purchase securities, which was partially offset by a $30.0 million increase in deposits and a $7.8 million decrease in total loans.

Loans. Total loans were $1.3 billion at September 30, 2022, or 59.8% of total assets. During the nine months ended September 30, 2022, the loan portfolio decreased by $7.8 million, or 0.6%. The decrease in the loan portfolio primarily occurred as principal repayments and loan sales exceeded the origination of new loans.

Securities. Total securities, including $21.1 million of investment securities available for sale, were $738.6 million at September 30, 2022, or 34.1% of total assets. During the nine months ended September 30, 2022, the securities portfolio increased by $102.1 million, or 16.0%. The increase in the securities balance occurred as purchases exceeded principal repayments. Mortgage-backed securities were purchased to offset the decrease in interest income that occurred because of the decrease in our loan portfolio.

At September 30, 2022, none of the underlying collateral for the securities consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans.

Deposits. Deposits were $1.7 billion at September 30, 2022, an increase of $30.0 million, or 1.8%, since December 31, 2021. The growth in deposits was primarily due to a $110.2 million increase in certificates of deposit that was partially offset by an $88.3 million decrease in savings accounts during the nine months ended September 30, 2022. The growth in certificates of deposit included a $71.2 million increase in public deposits and also occurred when customers transferred funds from savings accounts to certificates of deposit with higher interest rates.

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank and funds borrowed under securities sold under agreements to repurchase. During the nine months ended September 30, 2022 total borrowings remained constant at $151.0 million.

Stockholders’ Equity. Total stockholders’ equity was $256.7 million at September 30, 2022, an increase of $423,000, or 0.2%, from $256.3 million at December 31, 2021. The increase in stockholders’ equity occurred primarily as net income exceeded dividends declared and shares repurchased.

Average Balances and Yields

The following tables set forth average balance sheets, yields and rates, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as we did not hold any tax-free investments. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances and are included with accrual loans in the tables. However, no interest income was attributed to nonaccrual loans. The yields set forth below include the effect of net deferred costs, discounts and premiums that are amortized or accreted to interest income of $53,000 and $76,000 for the three and nine months ended September 30, 2022, respectively, and $100,000 and $354,000 for the three and nine months ended September 30, 2021, respectively.

	For the Three Months Ended September 30,
	2022			2021
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,248,670	$10,918	3.50%	$1,268,878	$11,383	3.59%
Multi-family residential	4,268	47	4.40	6,726	75	4.46
Construction, commercial and other	22,678	235	4.14	18,599	201	4.32
Home equity loans and lines of credit	6,204	89	5.74	7,291	92	5.05
Other loans	8,655	87	4.02	8,851	85	3.84
Total loans	1,290,475	11,376	3.53	1,310,345	11,836	3.61
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	739,633	4,402	2.38	612,385	3,251	2.12
Total securities	739,633	4,402	2.38	612,385	3,251	2.12
Other	57,331	373	2.60	117,643	188	0.64
Total interest-earning assets	2,087,439	16,151	3.09	2,040,373	15,275	2.99
Non-interest-earning assets	90,162			85,751
Total assets	$2,177,601			$2,126,124

Interest-bearing liabilities:
Savings accounts	$1,021,685	223	0.09%	$1,072,155	234	0.09%
Certificates of deposit	324,489	1,003	1.24	246,522	593	0.96
Money market accounts	5,538	1	0.07	4,264	3	0.28
Checking and Super NOW accounts	302,515	15	0.02	277,579	14	0.02
Total interest-bearing deposits	1,654,227	1,242	0.30	1,600,520	844	0.21
Federal Home Loan Bank advances	141,000	522	1.48	141,000	522	1.48
Securities sold under agreements to repurchase	10,000	46	1.84	10,000	46	1.84
Total interest-bearing liabilities	1,805,227	1,810	0.40	1,751,520	1,412	0.32
Non-interest-bearing liabilities	114,391			121,885
Total liabilities	1,919,618			1,873,405
Stockholders’ equity	257,983			252,719
Total liabilities and stockholders’ equity	$2,177,601			$2,126,124

Net interest income		$14,341			$13,863
Net interest rate spread (3)			2.69%			2.67%
Net interest-earning assets (4)	$282,212			$288,853
Net interest margin (5)			2.75%			2.72%
Interest-earning assets to interest-bearing liabilities	115.63%			116.49%
(1)	Annualized.
(2)	Average balance includes loans or investments held to maturity and available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2022			2021
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,253,679	$32,585	3.47%	$1,296,870	$35,612	3.66%
Multi-family residential	4,693	155	4.40	6,740	231	4.57
Construction, commercial and other	21,492	665	4.13	18,387	607	4.40
Home equity loans and lines of credit	6,438	257	5.32	8,072	300	4.96
Other loans	8,641	247	3.81	9,268	269	3.87
Total loans	1,294,943	33,909	3.49	1,339,337	37,019	3.69
Investment securities:
U.S. government sponsored mortgage-backed securities (2)	700,482	11,753	2.24	433,541	7,470	2.30
Total securities	700,482	11,753	2.24	433,541	7,470	2.30
Other	66,965	816	1.62	269,148	647	0.32
Total interest-earning assets	2,062,390	46,478	3.00	2,042,026	45,136	2.95
Non-interest-earning assets	90,203			85,470
Total assets	$2,152,593			$2,127,496

Interest-bearing liabilities:
Savings accounts	$1,053,112	624	0.08%	$1,053,634	872	0.11%
Certificates of deposit	265,635	1,903	0.96	276,635	2,329	1.12
Money market accounts	5,530	4	0.10	5,712	9	0.21
Checking and Super NOW accounts	304,718	46	0.02	267,567	41	0.02
Total interest-bearing deposits	1,628,995	2,577	0.21	1,603,548	3,251	0.27
Federal Home Loan Bank advances	141,000	1,549	1.46	141,000	1,595	1.51
Securities sold under agreements to repurchase	10,000	137	1.83	10,000	137	1.83
Total interest-bearing liabilities	1,779,995	4,263	0.32	1,754,548	4,983	0.38
Non-interest-bearing liabilities	114,487			120,394
Total liabilities	1,894,482			1,874,942
Stockholders’ equity	258,111			252,554
Total liabilities and stockholders’ equity	$2,152,593			$2,127,496

Net interest income		$42,215			$40,153
Net interest rate spread (3)			2.68%			2.57%
Net interest-earning assets (4)	$282,395			$287,478
Net interest margin (5)			2.73%			2.62%
Interest-earning assets to interest-bearing liabilities	115.86%			116.38%
(1)Annualized.
(2)	Average balance includes loans or investments held to maturity and available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2022 and 2021

General. Net income decreased by $271,000, or 6.5%, to $3.9 million for the three months ended September 30, 2022 from $4.2 million for the three months ended September 30, 2021. The decrease in net income was primarily due to a $608,000 decrease in non-interest income, a $205,000 increase in non-interest expense and a $58,000 reduction in the reversal of loan loss provisions. These decreases to net income were partially offset by a $478,000 increase in net interest income and a $122,000 decrease in income tax expense.

Net Interest Income. Net interest income increased by $478,000, or 3.4%, to $14.3 million for the three months ended September 30, 2022 from $13.9 million for the three months ended September 30, 2021. Interest income increased by $876,000, or 5.7%, primarily due to a 10 basis point increase in the yield on average interest-earning assets and a $47.1 million increase in the average balance of interest-earning assets. Interest expense increased by $398,000, or 28.2%, due to an eight basis point increase in the cost of average interest-bearing liabilities and a $53.7 million increase in the average balance of interest-bearing liabilities. The net interest rate spread and net interest margin were 2.69% and 2.75%, respectively, for the three months ended September 30, 2022, compared to 2.67% and 2.72%, respectively, for the three months ended September 30, 2021. The increase in the net interest rate spread and in the net interest margin are attributable to the 10 basis point increase in the yield of average interest-earning assets, which was partially offset by the eight basis point increase in the cost of average interest-bearing liabilities.

Interest Income. Interest income increased by $876,000, or 5.7%, to $16.2 million for the three months ended September 30, 2022 from $15.3 million for the three months ended September 30, 2021. Interest income on securities increased by $1.2 million, or 35.4%, to $4.4 million for the three months ended September 30, 2022 from $3.3 million for the three months ended September 30, 2021. The increase in interest income on securities occurred primarily because the average balance of securities increased by $127.2 million, or 20.8%, to $739.6 million for the three months ended September 30, 2022 from $612.4 million for the three months ended September 30, 2021. The increase in the average balance of securities occurred as mortgage-backed securities were purchased to offset the decrease in interest income on our loan portfolio. The increase in interest income on investment securities was augmented by a 26 basis point increase in the average yield. The increase to interest income on investment securities was partially offset by a decrease in interest income on loans of $460,000, or 3.9%, from $11.8 million for the three months ended September 30, 2021 to $11.4 million for the three months ended September 30, 2022. The decrease in interest income on loans occurred because of an eight basis point decrease in the average yield and a $19.9 million, or 1.5%, decrease in the average balance of loans. The decrease in the average yield occurred as higher yielding loans were paid off and new loans with lower interest rates were added to the loan portfolio. The decrease in the average yield occurred as loans with lower interest rates had been added to the loan portfolio and higher yielding loans continue to be paid down.  Despite an increase in current market rates, the average yield decreased in the three months ended September 30, 2022, due to a low amount of new loan originations at these higher market rates.

Interest Expense. Interest expense increased by $398,000, or 28.2%, to $1.8 million for the three months ended September 30, 2022 from $1.4 million for the three months ended September 30, 2021. Interest expense on interest-bearing deposits increased by $398,000, or 47.2%, to $1.2 million for the three months ended September 30, 2022 from $844,000 for the three months ended September 30, 2021. The increase in interest expense on interest-bearing deposits was primarily due to a $78.0 million, or 31.6% increase in the average balance of certificates of deposit and a 28 basis point increase in the average rate on certificates of deposit. The increase in the average balance of certificates of deposit included a $38.4 million increase in the average balance of public deposits and also occurred as customers transferred funds from savings accounts to certificates of deposit with higher interest rates. The average rate paid on average certificates of deposit increased to 1.24% for the three months ended September 30, 2022 from 0.96% for the three months ended September 30, 2021, primarily due to increases in market rates.

Provision for Loan Losses. We recorded a reversal of loan loss provisions of $109,000 and $167,000 for the three months ended September 30, 2022 and 2021, respectively. The reversal of loan loss provisions occurred primarily due to decreases in the amount of loans in our loan payment deferral program, Hawaii’s unemployment rate and the size of our loan portfolio. The loan payment deferral program was created to assist borrowers who were experiencing financial hardship due to the COVID-19 pandemic. The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.16% and 0.21% at September 30, 2022 and 2021, respectively. Nonaccrual loans totaled $2.0 million at September 30, 2022, or 0.15% of total loans at that date, compared to $4.2 million of nonaccrual loans at September 30, 2021, or 0.32% of total loans at that date. Nonaccrual loans as of September 30, 2022 and 2021 consisted primarily of one- to four-family residential real estate loans. We have provided for all losses that can be reasonably estimated based on general and specific conditions at September 30, 2022 and 2021. For additional information see Note (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income. The following table summarizes changes in noninterest income between the three months ended September 30, 2022 and 2021.

	Three Months Ended
	September 30,		Change
	2022	2021	$ Change	% Change

		(Dollars in thousands)
Service and other fees	$339	$433	$(94)	(21.7)%
Income on bank-owned life insurance	200	192	8	4.2%
Gain on sale of investment securities	—	403	(403)	(100.0)%
Net gain (loss) on sale of loans	—	138	(138)	(100.0)%
Other	76	57	19	33.3%
Total	$615	$1,223	$(608)	(49.7)%

Noninterest income decreased by $608,000 for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. During the three months ended September 30, 2021, we sold held-to-maturity mortgage-backed securities with a book value of $7.1 million and recorded a gain of $403,000. There were no mortgage-backed security sales during the three months ended September 30, 2022. The sale of the held-to-maturity mortgage-backed securities for which we had already collected a substantial portion of the outstanding purchased principal (at least 85%), were in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and do not taint management’s assertion of its intent to hold the remaining securities in the held-to-maturity portfolio to maturity. During the three months ended September 30, 2022 and 2021, we sold mortgage loans held for sale with a principal balances of $362,000 and $11.7 million, respectively, and recognized a loss of $330 and a gain of $138,000, respectively. Service and other fees decreased by $94,000 primarily due to a reduction in the amount of mortgage loans referred to other financial institutions and mortgage brokers.

Noninterest Expense. The following table summarizes changes in noninterest expense between the three months ended September 30, 2022 and 2021.

	Three Months Ended
	September 30,		Change
	2022	2021	$ Change	% Change

		(Dollars in thousands)
Salaries and employee benefits	$5,513	$5,493	$20	0.4%
Occupancy	1,682	1,636	46	2.8%
Equipment	1,317	1,079	238	22.1%
Federal deposit insurance premiums	145	141	4	2.8%
Other general and administrative expenses	1,112	1,215	(103)	(8.5)%
Total	$9,769	$9,564	$205	2.1%

Noninterest expense increased by $205,000 for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in equipment fees was primarily due to an increase in data processing expense. The decrease in other general and administrative expenses was primarily due to a decrease in other loan expense. The decrease in other loan expense occurred as we originated fewer loans during the three months ended, September 30, 2022.

Income Tax Expense. Income taxes were $1.4 million for the three months ended September 30, 2022, reflecting an effective tax rate of 26.5%, compared to $1.5 million for the three months ended September 30, 2021, reflecting an effective tax rate of 26.8%.

Comparison of Operating Results for the Nine Months Ended September 30, 2022 and 2021

General. Net income decreased by $522,000, or 3.9%, to $12.7 million for the nine months ended September 30, 2022 from $13.2 million for the nine months ended September 30, 2021. The decrease in net income was due to a $2.2 million decrease in non-interest income, an $849,000 reduction in the reversal of loan loss provisions and a $181,000 increase in non-interest expense. These decreases to net income were partially offset by a $2.1 million increase in net interest income and a $596,000 decrease in income taxes.

Net Interest Income. Net interest income increased by $2.1 million, or 5.1%, to $42.2 million for the nine months ended September 30, 2022 from $40.2 million for the nine months ended September 30, 2021. Interest income increased by $1.3 million, or 3.0%, due to a five basis point increase in the yield of average interest-earning assets and a $20.4 million increase in the average balance of interest-earning assets. Interest expense decreased by $720,000, or 14.4%, due to a six basis point decrease in the cost of average interest-bearing liabilities, which was partially offset by a $25.4 million increase in the average balance of interest-bearing liabilities. The net interest rate spread and net interest margin were 2.68% and 2.73%, respectively, for the nine months ended September 30, 2022, compared to 2.57% and 2.62%, respectively, for the nine months ended September 30, 2021. The increases in the net interest rate spread and in the net interest margin are attributable to the five basis point increase in the yield on average interest-earning assets and the six basis point decrease in the cost of average interest-bearing liabilities.

Interest Income. Interest income increased by $1.3 million, or 3.0%, to $46.5 million for the nine months ended September 30, 2022 from $45.1 million for the nine months ended September 30, 2021. Interest income on securities increased by $4.3 million, or 57.3%, to $11.8 million for the nine months ended September 30, 2022 from $7.5 million for the nine months ended September 30, 2021. The increase in interest income on securities occurred primarily because of a $266.9 million, or 61.6%, increase in the average balance of securities as security purchases exceeded security repayments. The increase in the average balance of securities occurred as mortgage-backed securities were purchased to offset the decrease in interest income on our loan portfolio. This increase was partially offset by a six basis point decrease in the yield on average securities, which occurred as higher yielding securities were paid off or sold and securities with lower interest rates were purchased. Interest income on loans decreased by $3.1 million, or 8.4%, to $33.9 million for the nine months ended September 30, 2022 from $37.0 million for the nine months ended September 30, 2021. The decrease in interest income on loans occurred because the average loan yield decreased by 20 basis points, or 5.4%, and the average loan balance decreased by $44.4 million, or 3.3%. The decrease in the yield on average loans occurred as higher yielding loans were paid off and new loans with lower interest rates were added to the loan portfolio. The decrease in the average yield occurred as loans with lower interest rates had been added to the loan portfolio and higher yielding loans continue to be paid down.  Despite an increase in current market rates, the average yield decreased in the nine months ended September 30, 2022, due to a low amount of new loan originations at these higher market rates.

Interest Expense. Interest expense decreased by $720,000, or 14.4%, to $4.3 million for the nine months ended September 30, 2022 from $5.0 million for the nine months ended September 30, 2021. Interest expense on interest-bearing deposits decreased by $674,000, or 20.7%, to $2.6 million for the nine months ended September 30, 2022 from $3.3 million for the nine months ended September 30, 2021. Interest expense on certificates of deposit decreased by $426,000, or 18.3%, to $1.9 million for the nine months ended September 30, 2022 from $2.3 million for the nine months ended September 30, 2021. The decrease in interest expense on certificates of deposit occurred because of a 16 basis point decrease in the average rate which was augmented by an $11.0 million decrease in the average balance of certificates of deposit. Interest expense on savings accounts decreased by $248,000, or 28.4%, to $624,000 for the nine months ended September 30, 2022 from $872,000 for the nine months ended September 30, 2021. The decrease in interest expense on savings accounts occurred primarily because of a three basis point decrease in the average rate which was augmented by a $522,000 decrease in the average balance of savings accounts. The decrease in the average rates on certificates of deposit and savings accounts occurred as the average rates in the first nine months of 2021 were higher than the average rates in the first nine months of 2022. The interest rate increases that occurred in the second and third quarters of 2022 have not had a significant effect on interest expense for the first nine months of 2022 because certificates of deposits opened at lower interest rates in 2021 have not matured yet and rolled over at higher interest rates in 2022.

Provision for Loan Losses. We recorded a reversal of loan loss provisions of $603,000 and $1.5 million for the nine months ended September 30, 2022 and 2021, respectively. The reversal of loan loss provisions occurred primarily due to decreases in the amount of loans in our loan payment deferral program, Hawaii’s unemployment rate and the size of our loan portfolio. The loan payment deferral program was created to assist borrowers who were experiencing financial hardship due to the COVID-19 pandemic. The provisions recorded resulted in ratios of the allowance for loan losses to total loans of 0.16% and 0.21% at September 30, 2022 and 2021, respectively. Nonaccrual loans totaled $2.0 million at September 30, 2022, or 0.15% of total loans at that date, compared to $4.2 million of nonaccrual loans at September 30, 2021, or 0.32% of total loans at that date. Nonaccrual loans as of September 30, 2022 and 2021 consisted primarily of one- to four-family residential real estate loans. We have provided for all losses that can be reasonably estimated based on general and specific conditions at September 30, 2022 and 2021. For additional information see Note (6), “Loans Receivable and Allowance for Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income. The following table summarizes changes in noninterest income between the nine months ended September 30, 2022 and 2021.

	Nine Months Ended
	September 30,		Change
	2022	2021	$ Change	% Change

		(Dollars in thousands)
Service and other fees	$1,092	$1,958	$(866)	(44.2)%
Income on bank-owned life insurance	591	570	21	3.7%
Gain on sale of investment securities	—	1,840	(1,840)	(100.0)%
Net gain (loss) on sale of loans	(3)	584	(587)	(100.5)%
Other	1,359	237	1,122	473.4%
Total	$3,039	$5,189	$(2,150)	(41.4)%

Noninterest income decreased by $2.2 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. During the nine months ended September 30, 2021, we sold available-for-sale and held-to-maturity mortgage-backed securities with book values of $3.0 million and $22.1 million, respectively, and recorded gains of $339,000 and $1.5 million, respectively. We did not sell any mortgage-backed securities during the nine months ended September 30, 2022. The sale of the held-to-maturity mortgage-backed securities, for which we had already collected a substantial portion of the outstanding purchased principal (at least 85%), was in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and do not taint management’s assertion of its intent to hold the remaining securities in the held-to-maturity portfolio to maturity. Service and other fees decreased by $866,000, primarily due to a reduction the amount of mortgage loans referred to other financial institutions and mortgage brokers. During the nine months ended September 30, 2022 and 2021, we sold mortgage loans held for sale with principal balances of $5.4 million and $26.2 million, respectively, and recognized a loss of $3,000 and a gain of $584,000, respectively. Other income increased primarily due to $1.1 million of bank-owned life insurance net proceeds received during the nine months ended September 30, 2022.

Noninterest Expense. The following table summarizes changes in noninterest expense between the nine months ended September 30, 2022 and 2021.

	Nine Months Ended
	September 30,		Change
	2022	2021	$ Change	% Change

		(Dollars in thousands)
Salaries and employee benefits	$16,518	$16,576	$(58)	(0.3)%
Occupancy	4,924	4,855	69	1.4%
Equipment	3,749	3,273	476	14.5%
Federal deposit insurance premiums	429	424	5	1.2%
Other general and administrative expenses	3,291	3,602	(311)	(8.6)%
Total	$28,911	$28,730	$181	0.6%

Noninterest expense increased by $181,000 for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in equipment expense was primarily due to an increase in data processing expense. The decrease in other general and administrative expense was primarily due to a decrease in legal expense and other loan expense. The decrease in other loan expense occurred as we originated fewer loans during the nine months ended September 30, 2022.

Income Tax Expense. Income taxes were $4.2 million for the nine months ended September 30, 2022, reflecting an effective tax rate of 25.0%, compared to $4.8 million for the nine months ended September 30, 2021, reflecting an effective tax rate of 26.7%. The decreases to income tax expense and in the effective tax rate during the nine months ended September 30, 2022, was primarily due to a $1.1 million decrease in income before income taxes and the receipt of $1.1 million of proceeds on bank-owned life insurance that was not taxable.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan and security repayments, advances from the Federal Home Loan Bank, proceeds from securities sold under agreements to repurchase and proceeds from loan and security sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition. We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Executive Vice President and Chief Financial Officer and our Vice President and Senior Treasury Analyst, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2022.

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

Our most liquid asset is cash. The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2022, our cash and cash equivalents totaled $36.3 million. On that date, we had $10.0 million in securities sold under agreements to repurchase outstanding and $141.0 million of Federal Home Loan Bank advances outstanding with the ability to borrow an additional $763.1 million under Federal Home Loan Bank advances. We have unpledged securities with a market value of $410.8 million and have the ability to borrow up to $386.2 million using these securities as collateral. We also have securities with a market value of $4.9 million pledged to the Federal Reserve Bank and have the ability to borrow up to $4.7 million using these securities as collateral.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2022, we had $6.4 million in loan commitments outstanding for fixed-rate loans and had $14.1 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2022 totaled $282.2 million, or 16.5% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and security sales, brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2023. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the nine months ended September 30, 2022 and 2021, we originated $127.4 million and $264.9 million of loans, respectively. During the nine months ended September 30, 2022 and 2021, we purchased securities with a face value of $159.5 million and $474.4 million, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances, securities sold under agreements to repurchase, stock repurchases and dividend payments. We experienced a net increase in deposits of $30.0 million and $5.2 million for the nine months ended September 30, 2022 and 2021, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Territorial Bancorp Inc. is a separate legal entity from Territorial Savings Bank and must provide for its own liquidity to pay dividends, repurchase shares of its common stock and for other corporate purposes. Territorial Bancorp Inc.’s primary source of liquidity is dividend payments from Territorial Savings Bank. The ability of Territorial Savings Bank to pay dividends to Territorial Bancorp Inc. is subject to regulatory requirements. At September 30, 2022, Territorial Bancorp Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $14.0 million.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Territorial Bancorp Inc. is not subject to regulatory capital requirements because its total assets are less than $3.0 billion. At September 30, 2022, Territorial Savings Bank exceeded all of the fully phased in regulatory capital requirements and is considered to be “well capitalized” under regulatory guidelines.

The tables below present the fully-phased in capital required to be considered “well-capitalized” and meet the regulatory capital conservation buffer requirement as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for Territorial Savings Bank and the Company at September 30, 2022 and December 31, 2021:

(Dollars in thousands)	Required Ratio	Actual Amount	Actual Ratio
September 30, 2022:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$249,151	11.46%
Territorial Bancorp Inc.		$264,260	12.15%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$249,151	27.49%
Territorial Bancorp Inc.		$264,260	29.15%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$249,151	27.49%
Territorial Bancorp Inc.		$264,260	29.15%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$251,215	27.72%
Territorial Bancorp Inc.		$266,324	29.38%

December 31, 2021:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$235,785	11.09%
Territorial Bancorp Inc.		$261,846	12.31%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$235,785	26.47%
Territorial Bancorp Inc.		$261,846	29.40%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$235,785	26.47%
Territorial Bancorp Inc.		$261,846	29.40%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$238,515	26.78%
Territorial Bancorp Inc.		$264,576	29.70%
(1)	The required Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios are based on the fully-phased in capital ratios in the Basel III capital regulations plus the 2.50% capital conservation buffer.

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

At September 30, 2022 and December 31, 2021, the Bank’s capital ratios exceeded the minimum capital thresholds for a “well-capitalized” institution. There are no conditions or events that have changed the institution’s category under the capital guidelines.

Depending on the amount of dividends to be paid, the Bank is required to either notify or make application to the Federal Reserve Bank before dividends are paid to the Company.

Legislation enacted in 2018 required the federal banking agencies, including the Federal Reserve Board, to establish a “community bank leverage ratio” between 8% to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion. Institutions with capital meeting the specified requirements and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk based requirements. The federal regulators adopted 9% as the applicable ratio, effective March 31, 2020. The ratio was temporarily reduced to 8% as a result of the CARES Act and transitioned back to 9% effective January 1, 2022. We have not elected to follow the alternative framework.

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

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments. Except for an increase of $110.2 million in certificates of deposit and a decrease of $4.9 million in loan commitments between December 31, 2021 and September 30, 2022, there have not been any material changes in our contractual obligations and funding needs since December 31, 2021.

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

Because we have historically operated as a traditional thrift institution, the significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit inflows, cash balances at the Federal Reserve Bank, loan and security repayments, advances from the Federal Home Loan Bank, our capital, proceeds from securities sold under agreements to repurchase and proceeds from loan and security sales. In addition, there is little demand for adjustable-rate mortgage loans in the Hawaii market area. This has resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets. We sold $5.4 million and $26.2 million of fixed-rate mortgage loans during the nine months ended September 30, 2022 and 2021, respectively, to reduce our interest rate risk.

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

The following table presents our internal calculations of the estimated changes in our EVE as of June 30, 2022 (the latest date for which we have available information) that would result from the designated instantaneous changes in the interest rate yield curve.

					Increase
					(Decrease) in
		Estimated		EVE Ratio as a	EVE Ratio as a
Change in		Increase		Percent of	Percent of
Interest Rates	Estimated EVE	(Decrease) in	Percentage	Present Value	Present Value of
(bp) (1)	(2)	EVE	Change in EVE	of Assets (3)(4)	Assets (3)(4)
(Dollars in thousands)
+400	$134,054	$(162,498)	(54.80)%	8.78%	(6.32)%
+300	$168,092	$(128,460)	(43.32)%	10.37%	(4.73)%
+200	$209,817	$(86,735)	(29.25)%	12.15%	(2.95)%
+100	$254,586	$(41,966)	(14.15)%	13.81%	(1.29)%
0	$296,552	$—	—%	15.10%	—%
-100	$324,979	$28,427	9.59%	15.63%	0.53%
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Interest rates on Freddie Mac mortgage-backed securities have increased by 57 basis points between June 30, 2022 and September 30, 2022. The increase in mortgage interest rates has decreased the value of our interest-earning assets. The decrease in the value of our interest-earning assets has been partially offset by a decrease in the value of interest-bearing liabilities that occurred during the three months ended September 30, 2022 because of the increase in short-term interest rates.

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

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2022. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2022, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)             Not applicable.

(b)             Not applicable.

(c)             Stock Repurchases. The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended September 30, 2022:

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average Price	Part of Publicly	That May Yet be
	of Shares	Paid per	Announced Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs (1)
July 1, 2022 through July 31, 2022	6,790	$20.77	6,790	$—
August 1, 2022 through August 31, 2022	—	—	—	—
September 1, 2022 through September 30, 2022	—	—	—	—

Total	6,790	$20.77	6,790	$—

______________________________________

(1)

On July 12, 2022, Territorial Bancorp Inc. announced the completion of its eleventh repurchase program. Under this share repurchase program, the Company was authorized to repurchase up to $5,000,000 of its outstanding shares.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Quarterly Report on Form 10-Q and are listed below.

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Certification of Allan S. Kitagawa, Chairman of the Board, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Melvin M. Miyamoto, Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32

Certification of Allan S. Kitagawa, Chairman of the Board, President and Chief Executive Officer, and Melvin M. Miyamoto, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Territorial Bancorp Inc.’s Form 10-Q report for the quarter ended September 30, 2022, formatted in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

TERRITORIAL BANCORP INC.
(Registrant)

Date: November 10, 2022	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and
Chief Executive Officer

Date: November 10, 2022	/s/ Melvin M. Miyamoto
Melvin M. Miyamoto
Executive Vice President and Chief Financial Officer