Form 10-K
period 2022-12-31
Territorial Bancorp Inc.
filed 2023-03-17
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-34403

Territorial Bancorp Inc.

(Name of Registrant as Specified in its Charter)

Maryland	26-4674701
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1003 Bishop Street, Pauahi Tower Suite 500, Honolulu, Hawaii	96813
(Address of Principal Executive Office)	(Zip Code)

(808) 946-1400

(Registrant’s Telephone Number including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock	TBNK	The Nasdaq Stock Market LLC

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided persuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐  Yes  ☒  No

The aggregate value of the voting common equity held by nonaffiliates of the registrant, computed by reference to the closing price of the registrant’s shares of common stock as of June 30, 2022 ($20.85) was $172.4 million.

As of February 28, 2023, there were 9,071,076 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Territorial Bancorp Inc.

Territorial Bancorp Inc. (the Company) is a Maryland corporation and owns 100% of the outstanding common stock of Territorial Savings Bank (the Bank). In 2009, we completed our initial public offering of common stock in connection with the mutual-to-stock conversion of Territorial Mutual Holding Company. Since the completion of our initial public offering, we have not engaged in any significant business activity other than owning the common stock of and having savings deposits in Territorial Savings Bank, paying dividends and repurchasing shares of our common stock. At December 31, 2022, we had consolidated assets of $2.2 billion, consolidated deposits of $1.7 billion and consolidated stockholders’ equity of $256.6 million.

Our executive offices are located at 1003 Bishop Street, Pauahi Tower Suite 500, Honolulu, Hawaii 96813. Our telephone number at this address is (808) 946-1400.

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

Territorial Savings Bank’s executive offices are located at 1003 Bishop Street, Pauahi Tower Suite 500, Honolulu, Hawaii 96813. Our telephone number at this address is (808) 946-1400.

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

In 2020, the State of Hawaii imposed restrictions on travel, businesses and activities to help mitigate the spread and lessen the public health impact of the COVID-19 virus in Hawaii and the state’s unemployment rate suffered as a result of these restrictions. The state’s unemployment rate initially rose from 2.2% in March 2020 to 22.4% in April 2020. Travel restrictions were reduced in 2021, primarily due to vaccination of residents and visitors, resulting in an increase in visitor arrivals and a decline in the state’s unemployment rate to 3.2% in December 2022.

The largest sector of Hawaii’s economy is the visitor industry. Hawaii’s visitor industry was severely impacted by the COVID-19 pandemic as the number of visitors to the state declined dramatically, airlines cut the number of flights to Hawaii and many businesses, such as hotels and restaurants, saw temporary or permanent closures due to COVID-19 restrictions imposed by the state. Visitor arrivals to Hawaii have almost fully recovered in 2022. The Hawaii Tourism Authority reported that total visitors were 9.2 million for 2022, an 11.0% decrease, compared to 10.4 million for 2019, the year prior to the pandemic. Total visitor spending for 2022 totaled $19.3 billion, an 8.9% increase, compared to $17.7 billion in 2019, the year prior to the pandemic. Most of the visitors to the state in 2022 were from the continental United States and very few international visitors came to Hawaii due to travel restrictions in their home country.

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

Federal spending is the second largest contributor to Hawaii’s economy and accounts for 8.5% of the state’s gross domestic product. In December 2022, President Biden signed a $1.7 trillion congressional omnibus spending bill that allotted billions of dollars to support military infrastructure and diplomatic initiatives in Hawaii. Some of the projects include $111.0 million for new company operations on Schofield Barracks, $103.0 million for upgrading missile storage at Joint Base Pearl Harbor-Hickam, $97.9 million for new barracks on Marine Corps Base Hawaii and $29.0 million for an Army National Guard Readiness Center in Kapolei. Hawaii will continue to play a major role in any future plans the military has because of its central location in the Pacific region and emerging threats to national defense from North Korea and China.

The number of single-family homes sold on the island of Oahu, the primary real estate market in Hawaii, totaled 3,474 units in 2022, a decrease of 23.2% compared to sales in 2021. The median price paid on Oahu for a single-family home in 2022 was $1,105,000, an increase of 11.6% compared to the median price in 2021. The number of condominium sales, a notable portion of the overall housing market, totaled 6,353 units in 2022, a decrease of 11.8% compared to sales in 2021. The median price paid on Oahu for condominiums in 2022 was $510,000, an increase of 7.4% compared to the median price in 2021.

In Maui County, the second largest real estate market in Hawaii, sales of existing single-family homes totaled 1,023 units in 2022, a 25.8% decrease compared to the number of units sold in 2021. The median price paid for a single-family home in Maui County in 2022 was $1,105,000, an increase of 11.1% compared to the median price in 2021. The number of condominium sales totaled 1,519 units in 2022, a decrease of 34.4% compared to the number of units sold in 2021. The median price paid in Maui County for condominiums in 2022 was $775,000, a 19.2% increase compared to the median price in 2021. The median price of single-family homes and condominium prices on Oahu and in Maui County continued to rise in 2022 because of the strong demand for housing.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in all four counties in the State of Hawaii. As of June 30, 2022 (the latest date for which information is publicly available), we ranked fifth in FDIC-insured deposit market share in the State of Hawaii (out of 13 banks and thrift institutions with offices in Hawaii), with a 2.9% market share. As of that date, our largest market share was in the County of Hawaii, where we ranked fifth in deposit market share (out of eight banks and thrift institutions with offices in the County) with a 4.6% market share.

Lending Activities

Our primary lending activity is the origination of one- to four-family residential mortgage loans. To a much lesser extent, we also originate home equity loans and lines of credit, construction, commercial and other nonresidential real estate loans, consumer loans, multi-family mortgage loans and commercial business loans.

One- to Four-Family Residential Mortgage Loans. At December 31, 2022, $1.3 billion, or 96.5% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities generally up to 30 years. There has been little demand for adjustable-rate mortgage loans in our market area.

One- to four-family residential mortgage loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which was $970,800 for single-family homes located in the State of Hawaii for 2022. We also originate loans above this amount, which are referred to as “jumbo loans.” We generally originate fixed-rate jumbo loans with terms of up to 30 years. We have not originated significant amounts of adjustable-rate jumbo loans in recent years due to customer preference for fixed-rate loans in our market area. We generally underwrite jumbo loans in a manner similar to conforming loans. Jumbo loans are not uncommon in our market area.

We may originate loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 100%. We generally require private mortgage insurance for loans with loan-to-value ratios in excess of 80%. During the year ended December 31, 2022, we originated $2.3 million of one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80%. We offer a variety of credit programs for low- to moderate-income and first-time home purchasers. These include our first time home purchaser program, where the borrower will receive up to a 50 basis point reduction in points charged in connection with the loan. We also originate first mortgage loans to lower-income individuals who reside in rural census tracts where the U.S. Department of Agriculture will issue a second mortgage and complete the underwriting of the loan, subject to our review before origination. We also offer both Federal Housing Administration (FHA) and Veterans Administration (VA) fixed-rate loans.

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

Nonresidential Real Estate Loans. Our nonresidential real estate loans consist primarily of commercial real estate loans and construction loans for residential real estate projects. These loans totaled $23.9 million, or 1.8% of our loan portfolio as of December 31, 2022. The commercial real estate properties primarily include owner-occupied light industrial properties. We generally seek to originate commercial real estate loans with initial principal balances of $1.0 million or less. Loans secured by commercial real estate totaled $9.0 million, or 0.7%, of our total loan portfolio at December 31, 2022, and consisted of ten loans outstanding with an average loan balance of approximately $899,000. All of our nonresidential real estate loans are secured by properties located in our primary market area. At December 31, 2022, our largest commercial real estate loan had a principal balance of $2.7 million and was secured by real property and improvements utilized as an office building. During the COVID-19 pandemic, this loan was modified to allow for the deferral of six months of interest to the maturity date of the loan in 2030. This loan was performing in accordance with its modified loan terms at December 31, 2022.

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

We also originate a limited amount of construction loans to experienced developers, almost exclusively for the construction of residential real estate projects. Construction loans are also made to individuals for the construction of their personal residences. Construction loans to individuals are generally “interest-only” loans during the construction period, and convert to permanent, amortizing loans following the completion of construction. At December 31, 2022, construction loans totaled $11.6 million, or 0.9% of total loans receivable. At December 31, 2022, the additional unadvanced portion of these construction loans totaled $1.7 million.

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

Loan Originations, Purchases, Sales and Servicing. All mortgage loans that we originate are underwritten pursuant to our policies and procedures, which incorporate standard Freddie Mac underwriting guidelines. We originate both adjustable-rate and fixed-rate loans. However, in our market area, customer demand is primarily for fixed-rate loans. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Most of our one- to four-family residential mortgage loan originations are generated by our branch managers and employees located in our banking offices and our additional commissioned loan officers located in our corporate headquarters. We also advertise throughout our market area. We also receive loans from mortgage brokers, mortgage bankers and other financial institutions that work with our staff to process and close these loans. We underwrite and approve all of these loans. We also obtain mortgage loan applications and refer these applications to other financial institutions and mortgage bankers for a fee.  Mortgage loan applications are referred to other financial institutions and mortgage bankers because these companies may not require a full-appraisal of the property being mortgaged as we do, may offer better loan terms and may be able to close the loan faster.   In addition, we may decide to refer the loan application to another company because we do not want to add a loan with the applicable type of credit quality or collateral to our loan portfolio.  In 2022, we referred $21.7 million of mortgage loans to other financial institutions and mortgage bankers and received fees of $153,000.

We sell loans to assist us in managing interest rate risk. We sold residential mortgage loans held for sale (all fixed-rate loans, with terms of 10 years or longer) with principal balances of $5.4 million and $36.2 million during the years ended December 31, 2022 and 2021, respectively. We had no loans classified as held for sale at December 31, 2022 or 2021.

We sell our loans without recourse, except for normal representations and warranties provided in sales transactions. We primarily sell loans on a servicing released basis where servicing is transferred to a third party at the time the loan is sold. At December 31, 2022, we were servicing loans owned by others with a principal balance of $36.0 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. For the year ended December 31, 2022, we received servicing fees of $101,000. At December 31, 2022, substantially all of the loans serviced for Freddie Mac and Fannie Mae were performing in accordance with their contractual terms and we believe that there are no material repurchase obligations associated with these loans.

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

Territorial Savings Bank also uses automated systems to underwrite one- to four-family residential mortgage loans up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which was $970,800 in the State of Hawaii for 2022. We generally require appraisals of all real property securing one- to four-family residential real estate loans, and on property securing home equity loans and lines of credit. All appraisers are licensed appraisers and all third-party appraisers are approved by the Board of Directors annually.

Investments

Our Board of Directors has primary responsibility for establishing and overseeing our investment policy. The Board of Directors has delegated authority to implement the investment policy to our Investment Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Executive Vice President and Chief Financial Officer and our Vice President and Senior Treasury Analyst. The investment policy is reviewed at least annually by the Investment Committee, and any changes to the policy are subject to approval by the full Board of Directors. The overall objectives of the investment policy are to maintain a portfolio of high quality and diversified investments to maximize interest income over the long term and to minimize risk, to provide collateral for borrowings, to provide additional earnings when loan production is low, and to reduce our tax liability. The policy dictates that investment decisions give consideration to the safety of principal, liquidity requirements and potential returns. Our Executive Vice President and Chief Financial Officer executes our securities portfolio transactions as directed by the Investment Committee. All purchase and sale transactions are reported to the Board of Directors on a monthly basis.

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

Our current policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities. As of December 31, 2022, we held no asset-backed securities other than mortgage-backed securities. As a state savings bank, Territorial Savings Bank is not permitted to invest in equity securities. This general restriction does not apply to Territorial Bancorp Inc.

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

Our investment securities at December 31, 2022 consisted of held-to-maturity and available-for-sale mortgage-backed securities with a carrying value of $717.8 million and $20.8 million, respectively. At December 31, 2022, all of our mortgage-backed securities were issued by Fannie Mae, Freddie Mac or Ginnie Mae. At December 31, 2022, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date. The fair values of our securities are usually based on published or securities dealers’ market values.

Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multi-family mortgages. We invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guarantee fees. Ginnie Mae, a United States Government agency, and government-sponsored enterprises, such as Fannie Mae and Freddie Mac, either guarantee the payments or guarantee the timely payment of principal and interest to investors. Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize public deposits and borrowings. Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities.

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

Deposits. At December 31, 2022, deposits totaled $1.7 billion, or 89.7% of total liabilities. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of passbook and statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts and Super NOW accounts. Historically, we have not accepted brokered deposits. We accept deposits primarily from the areas in which our offices are located. We rely on our competitive pricing and products, convenient locations and quality customer service to attract and retain deposits.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, market interest rates, liquidity requirements and our deposit growth goals.

Borrowings. Our borrowings consist of advances from the FHLB and funds borrowed from securities sold under agreements to repurchase. At December 31, 2022, our FHLB advances totaled $141.0 million, or 7.4% of total liabilities, and securities sold under agreements to repurchase totaled $10.0 million, or 0.5% of total liabilities. At December 31, 2022, we had access to additional FHLB advances of up to $769.1 million. Advances from the FHLB are secured by our investment in the common stock of the FHLB as well as by a blanket pledge on our assets not otherwise pledged. Securities sold under agreements to repurchase are secured by mortgage-backed securities.

Subsidiary Activities

Territorial Savings Bank owns 100% of the common stock of Territorial Financial Services, Inc., a Hawaii corporation that is authorized to engage in insurance activities. At December 31, 2022, Territorial Savings Bank’s investment in Territorial Financial Services, Inc. was $12,000, and Territorial Financial Services, Inc. had assets of $75,000 at that date. During 2021, another subsidiary, Territorial Real Estate Co., Inc. was dissolved. Territorial Real Estate Co., Inc. was an inactive Hawaii corporation that was authorized to manage and dispose of problem real estate.

Personnel

As of December 31, 2022, we had 253 full-time employees and eight part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

We view our employees as our most important asset.  We recognize that our success depends on training and developing our employees.  We provide job training and personal development opportunities by offering classes which can be attended online or in person.

We provide a competitive compensation and benefits program to help meet the needs of our employees. In addition to salaries, these programs include an employee stock ownership plan, a 401(k) Plan, healthcare and insurance benefits, flexible spending accounts, paid time off, family leave and an employee assistance program.  These programs may also include annual bonuses and a 401(k) Plan employer matching and annual contributions.

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

Net Operating Loss Carryovers. For net operating losses generated beginning January 1, 2021, there are no carry backs allowed. Net operating losses can be carried forward for an unlimited period until the loss is fully recovered. Net operating losses can be used to reduce the current year’s taxable income by 80%. At December 31, 2022, the Company did not have any net operating loss carry forwards for federal income tax purposes.

Corporate Dividends. We may exclude from our income 100% of dividends received from Territorial Savings Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. Territorial Bancorp Inc.’s 2011 federal income tax return was audited in 2013. The audit did not result in any material changes to the federal income tax return. Tax years 2019 to 2021 currently remain subject to examination by the IRS.

Stock Repurchases. As a result of the Inflation Reduction Act, which was signed into law in August 2022, publicly traded corporations like Territorial Bancorp Inc. are subject to a 1% excise tax on stock repurchases.

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

Territorial Bancorp Inc.’s state franchise tax returns have not been audited in the five-year period ended December 31, 2022. Tax years 2019 to 2021 currently remain subject to examination by the Department of Taxation of the State of Hawaii.

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

At December 31, 2022, Territorial Savings Bank’s regulatory capital exceeded that required by the capital requirements.

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

The federal regulators issued a final rule that set the optional community bank leverage ratio at 9%, commencing the first quarter of 2020. Pursuant to the Coronavirus Aid, Relief and Economic Security Act of 2020, the community bank leverage ratio was temporarily lowered to 8% in April 2020 and was increased to 8.5% for 2021 and 9% thereafter.

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

At December 31, 2022, Territorial Savings Bank met the criteria for being considered “well-capitalized.”

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

Community Reinvestment Act (CRA) and Fair Lending Laws. All institutions with Federal Deposit Insurance Corporation deposit insurance have a responsibility under the CRA and related federal regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a state member bank, the Federal Reserve Board is required to assess the savings bank’s record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Federal Reserve Board, as well as other federal regulatory agencies and the Department of Justice. The CRA requires all Federal Deposit Insurance Corporation-insured institutions to publicly disclose their rating. On May 5, 2022, the Federal Reserve Board and the Federal Deposit Insurance Corporation released a notice of proposed rulemaking to strengthen and modernize the CRA regulations and framework. Territorial Savings Bank received a “satisfactory” CRA rating in its most recent federal examination.

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

The Federal Deposit Insurance Corporation has authority to increase insurance assessments and adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates by two basis points beginning in the first quarterly assessment period of 2023. As a result, effective January 1, 2023, assessment rates for institutions of Territorial Savings Bank’s size range from 2.5 to 42 basis points. Any significant future increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Federal Home Loan Bank System. Territorial Savings Bank is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of Des Moines, Territorial Savings Bank is required to acquire and hold shares of capital stock in the FHLB. As of December 31, 2022, Territorial Savings Bank held $8.2 million of capital stock in the FHLB of Des Moines and was in compliance with this requirement.

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

Qualified Thrift Lender Test

Territorial Bancorp Inc. maintained its status as a savings and loan holding company in connection with Territorial Savings Bank’s 2014 conversion from a federal to a Hawaii savings bank charter. In order for Territorial Bancorp Inc. to remain regulated as a savings and loan holding company (rather than a bank holding company), Territorial Savings Bank is required to continue to satisfy the same qualified thrift lender (QTL) test that was applicable to it as a federal savings bank. The QTL test requires Territorial Savings Bank to either qualify as a “domestic building and loan association,” as defined by the Internal Revenue Code, or maintain at least 65% of “portfolio assets” in “qualified thrift investments,” primarily residential mortgages and related investments, including mortgage-backed and related securities. Territorial Savings Bank was in compliance with the QTL test at December 31, 2022.

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

Risks Related to Market Interest Rates

The reversal of the historically low interest rate environment may adversely affect our net interest income and profitability.

The Federal Reserve Board decreased benchmark interest rates significantly, to near zero, in response to the COVID-19 pandemic. The Federal Reserve Board has reversed its policy of near zero interest rates given its concerns over inflation. Market interest rates have risen in response to the Federal Reserve Board’s recent rate increases. As discussed below, the increase in market interest rates is expected to have an adverse effect on our net interest income and profitability.

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

As a result of our focus on one- to four-family residential real estate loans and the low demand for adjustable-rate loans in our market area, the interest rates we earn on our loans are generally fixed for long periods of time. Additionally, many of our securities investments are of long maturities with fixed interest rates. Like many savings institutions, our focus on deposit accounts as a source of funds, which have no stated maturity date or shorter contractual maturities than loans, results in our liabilities having a shorter duration than our assets. For example, as of December 31, 2022, 94.4% of our loans had maturities of 15 years or longer, while 83.1% of our certificates of deposits had maturities of one year or less. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets, such as loans and investments, likely will not increase as rapidly as the interest paid on our liabilities, such as deposits. Furthermore, our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. In a period of declining interest rates, the interest income earned on our assets likely will decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities, thereby requiring us to reinvest these cash flows at lower interest rates.

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2022, the fair value of our investment in held-to-maturity securities totaled $591.1 million. Net unrealized losses on these securities totaled $126.7 million at December 31, 2022. During the year ended December 31, 2022, we incurred other comprehensive losses of $2.0 million related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio.

At December 31, 2022, our “rate shock” analysis indicated that our economic value of equity (the difference between the market value of our assets and the market value of our liabilities with adjustments made for off-balance sheet items) would decrease by $96.5 million if there was an instantaneous 200 basis point increase in market interest rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

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

Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans.  A deterioration in economic conditions, as a result of COVID-19, recession or otherwise, could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

●	demand for our products and services may decline;
●	loan delinquencies, problem assets and foreclosures may increase;
●	collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans;
●	we may increase our allowance for credit losses;
●	the value of our securities portfolio may decrease; and
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

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

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Over the past year, in response to a pronounced rise in inflation, the Federal Reserve Board has raised certain benchmark interest rates to combat inflation. As discussed under “—Risks Related to Market Interest Rates—Future changes in interest rates could reduce our profits,” as inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. Sustained higher interest rates by the Federal Reserve Board to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

Our local economy relies heavily on the tourism industry. Downturns in this industry could affect our operations and results.

Tourism is the largest sector of Hawaii’s economy. COVID-19 has had a significant impact on tourism. The Hawaii Tourism Authority reported visitor arrivals in 2022 declined by 11.0% compared to 2019, the year prior to the pandemic. Total vistitor spending in 2022 rose by 8.9% compared to 2019, the year prior to the pandemic. A downturn in the tourism industry, and the related loss of jobs or operating income for businesses, could have a significant impact on our ability to originate loans, and the ability of borrowers to repay loans, either of which could adversely affect our financial condition and results of operations. The downturn in the tourism industry may have a significant effect on our financial condition and results of operations. See “Item 1. Business – Market Area” for a discussion of the adverse impacts of the COVID-19 pandemic on our market area.

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

A default by the U.S. Governement on its debt obligations could negatively affect our business and operations.

A U.S. government debt default could have a material adverse impact on our business and financial performance, including a decrease in the value of treasury bonds, notes, bills and other government securities which we may own, and which could negatively impact our capital position and our ability to meet regulatory requirements.  Other negative impacts could be volatile capital markets, an adverse impact on the U.S. economy and the U.S. dollar, as well as increased default rates among borrowers in light of increased economic uncertainty.  Some of these impacts might occur even in the absence of an actual default but as a consequence of extended political negotiations around the threat of such a default and a government shutdown.

Risks Related to the COVID-19 Pandemic

The economic impact of the COVID-19 outbreak could continue to adversely affect our financial condition and results of operations

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have continued to affect the macroeconomic environment, both nationally and in the Company’s existing geographic footprint.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be fully controlled and abated. The COVID-19 pandemic and the related adverse local and national economic consequences could have a material, adverse effect on our business, financial condition, liquidity, and results of operations.

Risks Related to our Lending Activities

Our lending activities provide lower interest rates than financial institutions that originate more commercial loans.

Our principal lending activity consists of originating one- to four-family residential real estate mortgage loans. As of December 31, 2022, these loans totaled $1.3 billion or 96.8% of total loans. We originate our loans with a focus on limiting credit risk and not to generate the highest return or create the greatest difference between the yield on our interest-earning assets and our cost of funds (interest rate spread).

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

At December 31, 2022, our portfolio of commercial real estate, construction and other nonresidential real estate loans totaled $23.6 million, or 1.8% of total loans. In addition, at December 31, 2022, our portfolio of commercial business loans totaled $8.7 million, or 0.7% of total loans. These loans generally expose us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate current economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was 0.16% of total loans at December 31, 2022, material additions to our allowance could materially decrease our net income. In addition, any future credit deterioration, including as a result of COVID-19, could require us to increase our allowance for loan losses in the future.

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for Territorial Bancorp Inc. and Territorial Savings Bank for our first fiscal year beginning after December 15, 2022.  This standard, referred to as Current Expected Credit Loss (CECL), will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and held-to-maturity securities, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.  Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs resulting from these reviews might have a material adverse effect on our financial condition and results of operations.

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

We are subject to the following minimum capital requirements: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. An additional “capital conservation buffer” of 2.5% subjects us to the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. A financial institution, such as Territorial Savings Bank, is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.

Territorial Savings Bank and Territorial Bancorp Inc. met all of these requirements, including the full 2.5% capital conservation buffer, as of December 31, 2022.

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

The defense industry, the second largest contributor to Hawaii’s economy after the visitor industry, accounts for about 8.3% of the state’s gross domestic product. The defense industry creates thousands of jobs for residents of the State. Cuts to defense and other general spending could have an adverse impact on Hawaii’s economy, which could adversely affect our financial condition and results of operations.

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

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches including, ransomware attacks, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Our heavy reliance on information technology systems exposes us to additional operational risks, which include the risk of malfeasance by employees or persons outside of our organization, errors relating to transaction processing and technology, systems failures or interruptions, failures to properly implement systems upgrades, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery.

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

Changes in the valuation of our securities portfolio could hurt our profits and reduce our capital levels.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. Declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.  In addition, if we were required to sell securities to fund our operations, as described in “—Our funding sources may prove insufficient to replace deposits at maturity and support our future growth,” such sales may be at prices that are not favorable, or could call into question our classification of held-to-maturity securities such that we would be required to recognize unrecognized losses with respect to such securities.

Risks Related to Environmental and Other Global Matters

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

A contaminated drinking water shaft and a contaminated groundwater aquifer on the Island of Oahu could significantly affect our operations and results.

In November 2021, it was reported that a U.S. Navy drinking water shaft had become contaminated with jet fuel. The related facility is approximately 100 feet from a groundwater aquifer that supplies a majority of the total water used on the Island of Oahu, including the City of Honolulu. Subsequently, the U.S. Environmental Protection Agency indicated that fuel releases had also contaminated the groundwater aquifer.  The Honolulu Board of Water Supply has discontinued the use of certain wells in response to the possibility of contamination, with such discontinuation to last indefinitely. Voluntary water usage reductions were announced in March 2022, and compliance has avoided the imposition of mandatory water restrictions as of now. Numerous lawsuits have been filed against the United States government, with plaintiffs claiming physical, emotional and financial damage. In addition to the health risks posed to residents and businesses on Oahu, as well as possible negative effects on the tourism industry, it is possible that water service may not be provided for ongoing construction projects, which could result in a reduction in new home sales and a related reduction in loan originations for new home purchases, as well as reductions in employment in the construction industry and related sales of materials. Accordingly, this event or the occurrence of any similar man-made disaster event could have a material adverse effect on our business, which, in turn, could adversely affect our financial condition and results of operations.

Our business, financial condition, and results of operations could be adversely affected by natural disasters, health epidemics, and other catastrophic events.

We could be adversely affected if key personnel or a significant number of employees were to become unavailable due to a pandemic, natural disaster, war, act of terrorism, accident, or other reason. Any of these events could result in the temporary reduction of operations, employees, and customers, which could limit our ability to provide services. Additionally, many of our borrowers may suffer property damage, experience interruption of their businesses or lose their jobs after such events. Those borrowers might not be able to repay their loans, and the collateral for such loans may decline significantly in value.

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

Our inability to tailor our retail delivery model to respond to consumer preferences in banking may negatively affect earnings.

We have expanded our market presence through growth of our branch network. Our branch network continues to be a very significant source of new business generation; however, consumers continue to migrate much of their routine banking to self-service channels. In recognition of this shift in consumer patterns, we regularly review our branch network, which can result in branch consolidation accompanied by the enhancement of our capabilities to serve its customers through alternate delivery channels. The benefits of this strategy would depend on our ability to realize expected expense reductions without experiencing significant customer attrition.

Risks Related to Accounting Matters

Changes in management’s estimates and assumptions may have a material impact on our Consolidated Financial Statements and our financial condition or operating results.

In preparing this annual report as well as other periodic reports we are required to file under the Securities Exchange Act of 1934 as amended, including our Consolidated Financial Statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our valuation of investment securities, our determination of our income tax provision, and our evaluation of the adequacy of our allowance for loan losses.

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

We operate from our corporate office in Honolulu, Hawaii, and from our 29 full-service branches located in the State of Hawaii. Of our 29 branches, 23 are located on the island of Oahu, and all but one of our branches are leased properties. The net book value of our premises, land and equipment was $7.6 million at December 31, 2022.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2022, we were not involved in any legal proceedings, the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)Market, Holder and Dividend Information. Our common stock is traded on the NASDAQ Global Select Market under the symbol “TBNK.” The approximate number of holders of record of Territorial Bancorp Inc.’s common stock as of February 28, 2023 was 1,005. Certain shares of Territorial Bancorp Inc. are held in “nominee” or “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

(b)Sales of Unregistered Securities. Not applicable.

(c)Use of Proceeds. Not applicable.

(d)Securities Authorized for Issuance Under Equity Compensation Plans. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(e)Stock Repurchases. The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended December 31, 2022:

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average Price	Part of Publicly	That May Yet be
	of Shares	Paid per	Announced Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs (1)
October 1, 2022 through October 31, 2022	—	$—	—	$—
November 1, 2022 through November 30, 2022	—	—	—	—
December 1, 2022 through December 31, 2022	42,592	22.87	42,592	4,025,825

Total	42,592	$22.87	42,592	$4,025,825

(1)	On December 5, 2022, the Board of Directors announced a twelfth share repurchase program. Under this repurchase program, the Company may repurchase up to $5,000,000 of the Company’s outstanding shares.

ITEM 6.[Reserved]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have continued our focus on originating one- to four-family residential real estate loans. Our emphasis on conservative loan underwriting has resulted in continued low levels of nonperforming assets. Our nonperforming assets, which include nonaccrual loans, totaled $2.3 million, or 0.11% of total assets at December 31, 2022, compared to $3.3 million, or 0.15% of total assets at December 31, 2021. For the year ended December 31, 2022 and 2021, we reversed provisions for loan losses of $576,000 and $1.6 million, respectively. The reversal of loan loss provisions in 2022 and 2021 occurred primarily due to a decrease in the qualitative factors used to calculate the allowance for loan losses due to decreases in Hawaii’s unemployment rate and in the amount of loans in the loan payment deferral program.

Our operations are affected by our efforts to manage our interest rate risk position. In 2022 and 2021, we sold $5.4 million and $36.2 million, respectively, of fixed-rate mortgage loans. We had a net increase in public deposits of $100.7 million in 2022 and a net decrease in public deposits of $44.2 million in 2021. In 2021, we restructured $20.0 million of FHLB advances to lower the average cost of FHLB advances and extend the average maturity date. There were no restructured FHLB advances in 2022. See “—Management of Market Risk” for a discussion of the actions we have taken in managing interest rate risk.

All of Territorial Savings Bank’s investments in mortgage-backed securities and collateralized mortgage obligations have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. These agencies guarantee the payment of principal and interest on the Bank’s mortgage-backed securities. We do not own any preferred stock issued by Fannie Mae or Freddie Mac. As of December 31, 2022 and 2021, our additional borrowing capacity at the FHLB of Des Moines was $769.1 million and $800.9 million, respectively.

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

Since we cannot predict with certainty the amount of loan charge-offs that will be incurred and because the eventual level of loan charge-offs is affected by numerous conditions beyond our control, a range of loss estimates can reasonably be used to determine the allowance for loan losses and the related provisions for loan losses. A 10% increase in Hawaii’s unemployment rate would increase loan loss provisions by approximately $113,000. A 10% increase in the peer group factor used to calculate the allowance for loan losses on construction, land and commercial real estate loans would increase loan loss provisions by approximately $42,000. A peer group factor calculated using the losses reported by other banks in Hawaii on similar loans is used because the Bank does have a limited loss history on these types of loans. A 10% increase in the qualitative factor on owner-occupant and non-owner occupant loans would increase loan loss provisions by approximately $34,000. A 10% increase in historical losses would increase loan loss provisions by approximately $5,000. A change in home prices in Hawaii is not expected to have a material impact on loan loss provisions as the ratio of the average loan balance to the tax-assessed value of the property securing the loan was 42.5% at December 31, 2022.

Securities Impairment. We periodically perform analyses to determine whether there has been an other-than-temporary decline in the value of our securities. Our held-to-maturity securities consist primarily of debt securities for which we have a positive intent and ability to hold to maturity and are carried at amortized cost. Available-for-sale securities are carried at fair value. The Company does not intend to sell securities which have an unrealized loss until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to the recovery of value or the securities mature. All of our securities are issued by U.S. government agencies or U.S government-sponsored enterprises which guarantee the payment of principal and interest. We conduct a quarterly review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, we would adjust the cost basis of the security by writing down the security for any credit losses through a charge on the income statement. The fair value of investment securities are obtained from independent third party pricing services and are based on pricing models that consider bid and ask prices and prices at which similar securities traded. The market values of our securities are affected by changes in interest rates as well as shifts in the market’s perception of the issuers.

Deferred Tax Assets. Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. A valuation allowance may be required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. There was no valuation allowance for deferred tax assets as of December 31, 2022 and 2021.

Defined Benefit Retirement Plan. Defined benefit plan obligations and related assets of our defined benefit retirement plan are presented in Note 16 of the Notes to Consolidated Financial Statements. Effective December 31, 2008, the defined benefit retirement plan was frozen and all plan benefits were fixed as of that date. Plan assets, which consist primarily of marketable equity securities and mutual funds, are typically valued using market quotations. Plan obligations and the annual pension expense are determined by an independent actuary through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate, we utilize a yield that reflects the top 50% of the universe of bonds, ranked in the order of the highest yield. These bonds provide cash flows that match the timing of expected benefit payments. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.

At December 31, 2022, we used weighted-average discount rates of 2.90% and 5.40% for calculating annual pension expense and projected plan liabilities, respectively, and an expected long-term rate of return on plan assets of 6.75% for calculating annual pension expense. For both the discount rate and the asset return rate, a range of estimates could reasonably have been used, which would affect the amount of pension expense and pension liability recorded.

A decrease in the discount rate or an increase in the asset return rate would have reduced our pension expense in 2022, while an increase in the discount rate or a decrease in the asset return rate would have the opposite effect. A 25 basis point decrease in the discount rate assumptions would have decreased our 2022 pension expense by $8,000 and would have increased our year-end 2022 pension liability by $392,000, while a 25 basis point decrease in the asset return rate would have increased our 2022 pension expense by $56,000.

Selected Financial Data

	At December 31,
	2022	2021

	(In thousands)
Selected Financial Condition Data:

Total assets	$2,169,592	$2,130,602
Cash and cash equivalents	40,553	99,859
Investment securities available for sale at fair value	20,821	—
Investment securities held to maturity	717,773	636,442
Loans receivable, net	1,294,764	1,302,824
Bank-owned life insurance	47,783	51,423
Deposits	1,716,152	1,681,828
Advances from the Federal Home Loan Bank	141,000	141,000
Securities sold under agreements to repurchase	10,000	10,000
Total stockholders’ equity	256,550	256,322

	Year Ended December 31,
	2022	2021

	(In thousands)
Selected Operating Data:

Interest income	$62,702	$60,301
Interest expense	7,215	6,276
Net interest income	55,487	54,025
Reversal of provision for loan losses	(576)	(1,592)
Net interest income after reversal of provision for loan losses	56,063	55,617
Noninterest income	4,209	6,472
Noninterest expense	38,798	38,286
Income before income taxes	21,474	23,803
Income taxes	5,318	6,373
Net income	$16,156	$17,430

	At or for the Year Ended December 31,
	2022	2021
Selected Financial Ratios (expressed as percentages) and Other Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.75%	0.82%
Return on average equity (ratio of net income to average equity)	6.26%	6.90%
Interest rate spread (1)	2.64%	2.59%
Net interest margin (2)	2.69%	2.65%
Efficiency ratio (3)	64.99%	63.29%
Noninterest expense to average total assets	1.80%	1.80%
Average interest-earning assets to average interest-bearing liabilities	115.91%	116.45%
Average equity to average total assets	11.98%	11.87%
Basic earnings per share	$1.81	$1.92
Diluted earnings per share	$1.80	$1.91
Dividend payout ratio (4)	56.67%	53.40%

Asset Quality Ratios:
Nonperforming assets to total assets	0.11%	0.15%
Nonperforming loans to total loans	0.18%	0.25%
Allowance for loan losses to nonperforming loans	88.31%	81.37%
Allowance for loan losses to total loans	0.16%	0.20%

Capital Ratios (bank-level only):
Total capital (to risk-weighted assets)	26.20%	26.78%
Common equity Tier 1 capital (to risk-weighted assets)	25.98%	26.47%
Tier I capital (to risk-weighted assets)	25.98%	26.47%
Tier I capital (to total assets)	10.87%	11.09%

Other Data:
Number of full-service offices	29	29
Full-time equivalent employees	257	266
(1)	The average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	The dividend payout ratio represents cash dividends declared per share divided by diluted earnings per share.

Balance Sheet Analysis

Assets. At December 31, 2022, our assets were $2.2 billion, an increase of $39.0 million, or 1.8%, from $2.1 billion at December 31, 2021. The increase was primarily caused by a $102.2 million increase in total investment securities, which was partially offset by a $59.3 million decrease in cash and cash equivalents and an $8.1 million decrease in total loans.

Cash and Cash Equivalents. At December 31, 2022, our cash and cash equivalents were $40.6 million, a decrease of $59.3 million, or 59.4%, from $99.9 million at December 31, 2021. The decrease was primarily due to a $102.2 million increase in total investment securities, which was partially offset by a $34.3 million increase in deposits and an $8.1 million decrease in total loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2022		2021
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$1,253,558	96.51%	$1,267,537	96.97%
Multi-family residential	6,448	0.50	5,468	0.42
Construction, commercial and other	23,903	1.84	18,590	1.42
Home equity loans and lines of credit	6,426	0.49	7,121	0.54
Other loans	8,597	0.66	8,470	0.65

Total loans	1,298,932	100.00%	1,307,186	100.00%

Other items:
Unearned fees and discounts, net	(2,136)		(1,693)
Allowance for loan losses	(2,032)		(2,669)

Loans receivable, net	$1,294,764		$1,302,824

Total loans decreased by $8.3 million as loan repayments and sales exceeded new loan originations.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled maturities of our loan portfolio at December 31, 2022. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to four-family		Multi-family residential		Construction, commercial		Home equity loans and
	residential real estate		real estate		and other real estate		lines of credit		Other loans		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
2023	$39	4.77%	$—	—%	$934	5.05%	$241	8.25%	$718	6.61%	$1,932	6.02%
2024 to 2027	2,085	3.73	509	7.30	3,080	5.15	1,516	8.26	942	6.09	8,132	5.61
2028 to 2037	38,967	3.90	5,356	4.53	8,263	4.03	2,541	7.09	6,937	3.86	62,064	4.10
2038 and beyond	1,212,467	3.46	583	4.25	11,626	3.96	2,128	3.42	—	—	1,226,804	3.47

Total	$1,253,558	3.48%	$6,448	4.72%	$23,903	4.18%	$6,426	6.19%	$8,597	4.33%	$1,298,932	3.52%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2022 that are contractually due after December 31, 2023.

	Due After December 31, 2023
	Fixed	Adjustable	Total

	(In thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$1,253,136	$383	$1,253,519
Multi-family residential	6,285	163	6,448
Construction, commercial and otherp	21,551	1,418	22,969
Home equity loans and lines of credit	902	5,283	6,185
Other loans	6,796	1,083	7,879
Total loans	$1,288,670	$8,330	$1,297,000

Securities. At December 31, 2022, our securities portfolio totaled $738.6 million, or 34.0% of assets. The securities portfolio increased from $636.4 million at December 31, 2021 to $738.6 million at December 31, 2022 as security purchases exceeded repayments. All of the mortgage-backed securities were issued by Fannie Mae, Freddie Mac or Ginnie Mae. At December 31, 2022, none of the underlying collateral consisted of subprime or Alt-A loans (traditionally defined as nonconforming loans having less than full documentation). At December 31, 2022, we held no common or preferred stock of Fannie Mae or Freddie Mac.

Any unrealized loss on individual mortgage-backed securities as of December 31, 2022 and 2021 was caused by increases in market interest rates. All of our mortgage-backed securities are guaranteed by U.S. government-sponsored enterprises or a U.S. government agency. Since the decline in market value has been attributable to changes in interest rates and not credit quality, we continue to have the intent not to sell these investments, and it is not more likely than not that we will be required to sell such investments prior to the recovery of the amortized cost basis. Therefore, we have not considered these investments to be other-than-temporarily impaired as of December 31, 2022 and 2021.

Portfolio Maturities and Coupons. The composition and maturities of the investment securities portfolio at December 31, 2022 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent adjustments have been made, as we did not hold any tax-free investment securities at December 31, 2022.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Coupon	Cost	Coupon	Cost	Coupon	Cost	Coupon	Cost	Fair Value	Coupon

	(Dollars in thousands)
Available-for-sale:
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Fannie Mae	$—	—%	$—	—%	$—	—%	$4,488	3.00%	$4,488	$3,966	3.00%
Freddie Mac	—	—	—	—	—	—	19,056	2.99	19,056	16,855	2.99
Total available-for-sale	$—	—%	$—	—%	$—	—%	$23,544	2.99%	$23,544	$20,821	2.99%

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or government-sponsored enterprises:
Fannie Mae	$—	—%	$17	3.70%	$9	3.86%	$384,615	2.24%	$384,641	$310,677	2.24%
Freddie Mac	—	—	—	—	—	—	312,359	2.53	312,359	261,662	2.53
Collateralized mortgage obligations (1)	—	—	—	—	—	—	1,401	1.61	1,401	1,245	1.61
Ginnie Mae	—	—	2	2.63	3	2.63	19,367	3.32	19,372	17,500	3.32
Total held-to-maturity	$—	—%	$19	3.59%	$12	3.55%	$717,742	2.39%	$717,773	$591,084	2.40%

Total	$—	—%	$19	3.59%	$12	3.55%	$741,286	2.32%	$741,317	$611,905	2.41%
(1)	All of our collateralized mortgage obligations have been issued by Fannie Mae, Freddie Mac or Ginnie Mae.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is nontaxable. Interagency federal guidance generally limits our investment in bank-owned life insurance to 25% of the Bank’s Tier 1 capital plus our allowance for loan losses. At December 31, 2022, this limit was $59.4 million, and we had invested $47.8 million in bank-owned life insurance at that date.

Deposits. At December 31, 2022, deposits totaled $1.7 billion, or 89.7% of total liabilities. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts and Super NOW accounts. Historically, we have not accepted, and do not currently have, brokered deposits. We accept deposits primarily from the areas in which our offices are located. We rely on our competitive pricing and products, convenient locations and quality customer service to attract and retain deposits.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, market interest rates, liquidity requirements and our deposit growth goals.

During the year ended December 31, 2022, our deposits grew by $34.3 million, or 2.0%. The growth in deposits was primarily due to increases of $204.6 million in certificates of deposit and $6.2 million in checking accounts, which were partially offset by a decrease of $174.6 million in savings accounts during the year ended December 31, 2022. The increase in certificates of deposit included a $100.7 million increase in public deposits and also occurred when customers transferred funds from savings accounts to certificates of deposit with higher interest rates.

At December 31, 2022, we had a total of $429.7 million in certificates of deposit, of which $356.9 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity.

The following table sets forth the distribution of our average total deposit accounts (including interest-bearing and non-interest-bearing deposits), by account type, for the periods indicated.

	For the Year Ended December 31,
	2022			2021
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate

	(Dollars in thousands)
Deposit type:
Non-interest-bearing	$74,283	4.4%	—%	$67,341	4.0%	—%
Savings accounts	1,028,244	60.3	0.09	1,060,016	63.5	0.10
Certificates of deposit	292,809	17.2	1.33	264,754	15.9	1.07
Money market	5,481	0.3	0.09	5,508	0.3	0.18
Checking and Super NOW	303,802	17.8	0.02	272,375	16.3	0.02

Total deposits	$1,704,619	100.0%	0.29%	$1,669,994	100.0%	0.25%

The following table sets forth uninsured deposits (in excess of $250,000). We have no deposits that are uninsured for any other reason.

	For the Year Ended December 31,
	2022	2021

	(In thousands)
Uninsured non-maturity deposits:	$212,984	$270,049

Uninsured deposits with remaining maturities:
Three months or less	162,354	79,924
Over three months to six months	41,961	5,107
Over six months to twelve months	20,167	11,876
Over twelve months	15,132	9,715
	239,614	106,622

Total uninisured deposits	$452,598	$376,671

As of December 31, 2022, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $250,000 was $257.9 million. As of December 31, 2022, certificates of deposit owned by state and local governments in amounts greater than or equal to $250,000 was $182.6 million. The following table sets forth the maturity of certificates of deposit in amounts greater than or equal to $250,000 as of December 31, 2022.

At December 31, 2022
(In thousands)
Three months or less	$165,718
Over three months through six months	44,759
Over six months through one year	29,343
Over one year to three years	16,726
Over three years	1,367

Total	$257,913

Borrowings. Our borrowings consist of advances from the FHLB and funds borrowed under securities sold under agreements to repurchase. At December 31, 2022, our FHLB advances totaled $141.0 million, or 7.4% of total liabilities and our securities sold under agreements to repurchase totaled $10.0 million, or 0.5% of total liabilities. At December 31, 2022, we had the capability to borrow up to $769.1 million in the form of additional advances from the Federal Home Loan Bank.

At December 31, 2022 and 2021, our total borrowings were $151.0 million. We primarily funded our operations with additional deposits, borrowings, proceeds from loan and security sales and principal repayments on loans and mortgage-backed securities.

Stockholders’ Equity. At December 31, 2022, our stockholders’ equity was $256.6 million, an increase of $228,000, or 0.1%, from $256.3 million at December 31, 2021. The increase in stockholders’ equity occurred primarily as our net income exceeded dividends declared and due to shares repurchased. These increases were partially offset by an increase in the accumulated other comprehensive loss on the unrealized loss on securities. The increase in the accumulated other comprehensive loss on the unrealized loss on securities is discussed in Note 20 of the Notes to Consolidated Financial Statements.

Average Balances and Yields

The following table sets forth average balances, yields and rates, and certain other information for the years indicated. No tax-equivalent yield adjustments were made, as we did not hold any tax-free investments. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are amortized or accreted to interest income of $103,000 and $501,000 for 2022 and 2021, respectively.

	For the Year Ended December 31,
	2022			2021
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate

	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (1)	$1,252,960	$43,448	3.47%	$1,289,057	$46,880	3.64%
Multi-family residential	5,700	244	4.28	6,636	302	4.55
Construction, commercial and other	22,309	919	4.12	18,625	820	4.40
Home equity loans and lines of credit	6,572	365	5.55	7,838	389	4.96
Other loans	8,640	342	3.96	9,078	349	3.84
Total loans	1,296,181	45,318	3.50	1,331,234	48,740	3.66
Investment securities:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises (1)	709,817	16,211	2.28	482,525	10,729	2.22
Total securities	709,817	16,211	2.28	482,525	10,729	2.22
Other	59,828	1,173	1.96	228,408	832	0.36
Total interest-earning assets	2,065,826	62,702	3.04	2,042,167	60,301	2.95
Non-interest-earning assets	88,875			86,040
Total assets	$2,154,701			$2,128,207

Interest-bearing liabilities:
Savings accounts	$1,028,244	950	0.09%	$1,060,016	1,074	0.10%
Certificates of deposit	292,809	3,908	1.33	264,754	2,835	1.07
Money market accounts	5,481	5	0.09	5,508	10	0.18
Checking and Super NOW accounts	303,802	62	0.02	272,375	56	0.02
Total interest-bearing deposits	1,630,336	4,925	0.30	1,602,653	3,975	0.25
Federal Home Loan Bank advances	141,899	2,107	1.48	141,000	2,117	1.50
Securities sold under agreements to repurchase	10,000	183	1.83	10,000	184	1.84
Total interest-bearing liabilities	1,782,235	7,215	0.40	1,753,653	6,276	0.36
Non-interest-bearing liabilities	114,356			121,839
Total liabilities	1,896,591			1,875,492
Stockholders’ equity	258,110			252,715
Total liabilities and stockholders’ equity	$2,154,701			$2,128,207

Net interest income		$55,487			$54,025
Net interest rate spread (2)			2.64%			2.59%
Net interest-earning assets (3)	$283,591			$288,514
Net interest margin (4)			2.69%			2.65%
Interest-earning assets to interest-bearing liabilities	115.91%			116.45%
(1)	Average balance includes loans or investments held to maturity and available for sale, as applicable.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments for 2022 or 2021.

	Year Ended December 31,
	2022 vs. 2021
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential	$(1,290)	$(2,142)	$(3,432)
Multi-family residential	(41)	(17)	(58)
Construction, commercial and other	147	(48)	99
Home equity loans and lines of credit	(89)	65	(24)
Other loans	(17)	10	(7)
Total loans	(1,290)	(2,132)	(3,422)
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	5,184	298	5,482
Other	(69)	410	341

Total interest-earning assets	3,825	(1,424)	2,401

Interest-bearing liabilities:
Savings accounts	(31)	(93)	(124)
Certificates of deposit	322	751	1,073
Money market accounts	—	(5)	(5)
Checking and Super NOW accounts	6	—	6
Total interest-bearing deposits	297	653	950
Federal Home Loan Bank advances	13	(23)	(10)
Securities sold under agreements to repurchase	—	(1)	(1)

Total interest-bearing liabilities	310	629	939

Change in net interest income	$3,515	$(2,053)	$1,462

Comparison of Operating Results for the Years Ended December 31, 2022 and 2021

General. Net income decreased by $1.3 million, or 7.3%, to $16.2 million for the year ended December 31, 2022 from $17.4 million for the year ended December 31, 2021. The decrease in net income was primarily due to a $2.3 million decrease in noninterest income, a $1.0 million decrease in reversals of loan loss provisions and a $500,000 increase in noninterest expense. These decreases in net income were partially offset by a $1.5 million increase in net interest income and a $1.1 million decrease in income taxes.

Net Interest Income. Net interest income increased by $1.5 million, or 2.7%, to $55.5 million for the year ended December 31, 2022 from $54.0 million for the year ended December 31, 2021. Interest income increased by $2.4 million, or 4.0%, to $62.7 million for the year ended December 31, 2022 from $60.3 million for the year ended

December 31, 2021. The increase in interest income was primarily due to a $227.3 million increase in the average investment securities balance and a six basis point increase in the average yield on investment securities, which was partially offset by a 16 basis point decrease in the average loan yield and a $35.1 million decrease in the average loan balance. Interest expense increased by $939,000, or 15.0%, to $7.2 million for the year ended December 31, 2022 from $6.3 million for the year ended December 31, 2021. The increase in interest expense was primarily due to a five basis point increase in the average cost of deposits, which was augmented by a $27.7 million increase in the average deposit balance. The interest rate spread and net interest margin were 2.64% and 2.69%, respectively, for the year ended December 31, 2022, compared to 2.59% and 2.65%, respectively, for the year ended December 31, 2021. The increase in the interest rate spread was due to the increase in the yield on interest-earning assets that was partially offset by the increase in the cost of interest-bearing liabilities. The increase in the net interest margin was due to an increase in net interest income that was partially offset by an increase in the average balance of interest-earning assets.

Interest Income. Interest income increased by $2.4 million, or 4.0%, to $62.7 million for the year ended December 31, 2022 from $60.3 million for the year ended December 31, 2021. Interest income on investment securities increased by $5.5 million, or 51.1%, to $16.2 million for the year ended December 31, 2022 from $10.7 million for the year ended December 31, 2021. The increase in interest income on securities occurred primarily because of a $227.3 million increase in the average securities balance and a six basis point increase in the average yield on securities. The increase in the average securities balance occurred as security purchases exceeded repayments. The increase in the average yield on securities occurred as higher yielding securities were added to the portfolio, as a result of the increase in market rates. The increase in interest income on investment securities was partially offset by a decrease in interest income on loans of $3.4 million, or 7.0%, to $45.3 million for the year ended December 31, 2022 from $48.7 million for the year ended December 31, 2021. The decrease in interest income on loans occurred as the average loan yield decreased by 16 basis points to 3.50% for the year ended December 31, 2022 compared to 3.66% for the year ended December 31, 2021. The decrease in the average yield on loans occurred as higher yielding loans were paid off and new loans with lower interest rates were added to the loan portfolio. Despite an increase in current market rates, the average yield decreased due to a low amount of new loan originations at these higher market rates. The decrease in interest income that occurred because of the decrease in the average loan yield was augmented by a decrease in the average loan balance of $35.1 million, or 2.6%, as loan repayments and sales exceeded new loan originations.

Interest Expense. Interest expense increased by $939,000, or 15.0%, to $7.2 million for the year ended December 31, 2022 from $6.3 million for the year ended December 31, 2021. Interest expense on certificates of deposit increased by $1.1 million, or 37.8%, to $3.9 million for the year ended December 31, 2022 from $2.8 million for the year ended December 31, 2021.  The increase in interest expense on certificates of deposit occurred because of a 26 basis point increase in the average cost and a $28.1 million increase in the average balance of certificates of deposit. The rate paid on average certificates of deposit increased to 1.33% for the year ended December 31, 2022 from 1.07% for the year ended December 31, 2021, primarily due to increases in market rates. The increase in the average balance of certificates of deposit is due to an increase in public deposits and funds transferred by customers from savings accounts for higher interest rates.

Provision for Loan Losses. Based on our analysis of the factors described in “—Allowance for Loan Losses,” we recorded a reversal of provisions for loan losses of $576,000 and $1.6 million for the years ended December 31, 2022 and 2021, respectively. The reversal of loan loss provisions in 2022 and 2021 occurred primarily due to a decrease in the qualitative factors used to calculate the allowance for loan losses due to decreases in Hawaii’s unemployment rate and in the amount of loans in the loan payment deferral program. The reversal of provision for loan losses recorded resulted in ratios of the allowance for loan losses to total loans of 0.16% and 0.20% at December 31, 2022 and December 31, 2021, respectively. For the years ended December 31, 2022 and 2021, we had net chargeoffs of $61,000 and $1,000, respectively. Nonaccrual loans totaled $2.3 million and $3.3 million at December 31, 2022 and 2021, respectively. To the best of our knowledge, at December 31, 2022, we had provided for all losses that are both probable and can be reasonably estimated at those respective dates.

Noninterest Income. The following table summarizes changes in noninterest income for the years ended December 31, 2022 and 2021.

	Year Ended December 31,		Change 2022/2021
	2022	2021	$ Change	% Change

	(Dollars in thousands)
Service and other fees	$1,416	$2,463	$(1,047)	(42.5)%
Income on bank-owned life insurance	792	779	13	1.7%
Gain on sale of investment securities	—	1,840	(1,840)	(100.0)%
Net (loss) gain on sale of loans	(3)	663	(666)	(100.5)%
Other	2,004	727	1,277	175.7%
Total	$4,209	$6,472	$(2,263)	(35.0)%

Noninterest income decreased by $2.3 million, or 35.0%, to $4.2 million for the year ended December 31, 2022 from $6.5 million for the year ended December 31, 2021. We did not sell any held-to-maturity or available-for-sale mortgage-backed securities during 2022. In 2021, we sold $22.1 million and $3.0 million of held-to-maturity and available-for-sale mortgage-backed securities, respectively, and recorded gains of $1.5 million and $339,000, respectively. The sale of held-to-maturity mortgage-backed securities, for which we had already collected a substantial portion of the outstanding purchased principal (at least 85%), were in accordance with the Investments — Debt and Equity Securities topic of the FASB ASC and does not taint management’s assertion of its intent to hold the remaining securities in the held-to-maturity portfolio to maturity. The decrease in service and other fees was primarily due to a decrease in broker fee income which is earned when we referred mortgage loan applications to other financial institutions and mortgage bankers. During the years ended December 31, 2022 and 2021, we sold mortgage loans held for sale with principal balances of $5.4 million and $36.2 million, respectively, and recognized a loss of $3,000 and a gain of $663,000, respectively. Other income increased primarily due to $1.1 million of bank-owned life insurance net proceeds received during the year ended December 31, 2022.

Noninterest Expense. The following table summarizes changes in noninterest expense for the years ended December 31, 2022 and 2021.

	Year Ended December 31,		Change 2022/2021
	2022	2021	$ Change	% Change

	(Dollars in thousands)
Salaries and employee benefits	$22,259	$22,091	$168	0.8%
Occupancy	6,708	6,486	222	3.4%
Equipment	5,006	4,483	523	11.7%
Federal deposit insurance premiums	573	565	8	1.4%
Other general and administrative expenses	4,252	4,661	(409)	(8.8)%
Total	$38,798	$38,286	$512	1.3%

Noninterest expense increased by $512,000, or 1.3%, to $38.8 million for the year ended December 31, 2022 from $38.3 million for the year ended December 31, 2021. The increase in equipment expense was primarily due to a increase in service bureau expense and data processing expense. The increase in occupancy expense was primarily due to increases in leasehold improvement depreciation and office building expense, which was partially offset by a decrease in rent expense. Salaries and employee benefits expense increased primarily due to a decrease in deferred salary expenses for originating new loans which was partially offset by a decrease in commissions for originating new loans. Other general and administrative expenses decreased primarily due to a decrease in other loan expenses and legal fees. The decrease in other loan expense occurred as we originated fewer loans in 2022 than in 2021.

Income Tax Expense. Income tax expense for 2022 was $5.3 million with an effective tax rate of 24.8% compared to $6.4 million with an effective tax rate of 26.8% for 2021. The decreases to income tax expense and in the effective tax rate during 2022 was primarily due to a $2.3 million decrease in income before income taxes and the receipt of $1.1 million of proceeds on bank-owned life insurance that was not taxable.

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

Loans are generally placed on nonaccrual status when payment of principal or interest is more than 90 days contractually delinquent or when, in the opinion of management, collection of principal or interest in full appears doubtful. When loans are placed on a nonaccrual status, unpaid accrued interest is fully reversed. The interest payments received on nonaccrual loans are recorded as a reduction of principal. The loan may be returned to accrual status if both principal and interest payments are brought current and full payment of principal and interest is expected.

Nonperforming Assets. The table below sets forth the amounts and categories of our nonperforming assets (loans and real estate owned) at the dates indicated.

	At December 31,
	2022	2021

	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
First mortgage:
One- to four-family residential	$2,279	$3,261
Home equity loans and lines of credit	16	19
Other loans	6	—
Total nonaccrual loans	2,301	3,280

Real estate owned:
Real estate loans:
First mortgage:
One- to four-family residential	—	—
Total real estate owned	—	—

Total nonperforming assets	2,301	3,280

Loans delinquent 90 days or greater and still accruing interest	—	24

Restructured loans still accruing interest:
Real estate loans:
First mortgage:
One- to four-family residential	414	551
Total restructured loans still accruing interest	414	551

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$2,715	$3,855

Ratios:
Nonperforming loans to total loans	0.18%	0.25%
Nonperforming assets to total assets	0.11%	0.15%

We had four troubled debt restructurings totaling $824,000 as of December 31, 2022 that were considered to be impaired. These four loans were one- to four-family residential mortgage loans. Two of the loans, totaling $414,000, were performing in accordance with their restructured terms and accruing interest at December 31, 2022. Two of the loans, totaling $410,000, were performing in accordance with its restructured terms but not accruing interest at December 31, 2022. We had four troubled debt restructurings totaling $891,000 as of December 31, 2021 that were considered to be impaired. These four loans were one- to four-family residential mortgage loans. Two of the loans, totaling $425,000, were performing in accordance with their restructured terms and accruing interest at December 31, 2021. One of the loans, for $340,000, was performing in accordance with their restructured terms but not accruing interest at December 31, 2021. One of the loans for $126,000 was 59 days delinquent and accruing interest at December 31, 2021. There were no new troubled debt restructurings in 2022 or 2021. The Coronavirus Aid, Relief and Economic Security (CARES) Act provided relief to financial institutions from categorizing eligible loan modifications as troubled debt restructurings over the remaining life of the modified loan. Eligible loan modifications under the CARES Act were required to be related to the COVID-19 pandemic and the borrower’s payments must not have been more than 30 days past due as of December 31, 2019. Loan modifications under the CARES Act must have been executed during the period from March 1, 2020 to January 1, 2022. Bank regulators issued similar guidance, which also clarified that a COVID-19 related loan modification should not be considered a troubled debt restructuring if the borrower was not more than 30 days past due on payments at the time the loan modification program was implemented and the modification is considered short-term (not to exceed six months). We use the provisions of the CARES Act and the Interagency

Statements to account for the eligible loans that received modifications. The amount of outstanding loans that received modifications at December 31, 2022 and 2021 is discussed in Note 7 of the Notes to Consolidated Financial Statements.

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated. Loans with a formal loan payment deferral plan in place are not considered contractually past due or delinquent if the borrower is in compliance with the loan payment deferral plan.

	Loans Delinquent For
	60-89 Days		90 Days or Over		Total
	Number	Amount	Number	Amount	Number	Amount

	(Dollars in thousands)
At December 31, 2022
Real estate loans:
First mortgage:
One- to four-family residential	1	$409	4	$559	5	$968
Home equity loans and lines of credit	—	—	—	—	—	—
Other loans	1	—	2	6	3	6
Total loans	2	$409	6	$565	8	$974

At December 31, 2021
Real estate loans:
First mortgage:
One- to four-family residential	—	$—	2	$244	2	$244
Other loans	2	—	2	24	4	24
Total loans	2	$—	4	$268	6	$268

Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at estimated fair value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair value result in charges to expense after acquisition. At December 31, 2022 and 2021, we had no real estate owned.

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

We maintain an allowance for loan losses at an amount estimated to equal all credit losses incurred in our loan portfolio that are both probable and can be reasonably estimated at a balance sheet date. Our determination as to the classification of our assets and the amount of our loan loss allowance is subject to review by bank regulators, who can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at December 31, 2022, we had substandard assets of $2.5 million and no loss or doubtful assets. Substandard assets at December 31, 2022 included $597,000 of troubled debt restructurings and $1.9 million of nonperforming loans. At December 31, 2021, we had substandard assets of $3.5 million, and no loss or doubtful assets. Substandard assets at December 31, 2021 included $532,000 of troubled debt restructurings and $2.9 million of nonperforming loans. We generally classify any loan that is delinquent 90 days or more as substandard. Loans which have been delinquent for fewer days may also be classified as substandard.

In addition to classifying assets as substandard, doubtful or loss, we also categorize assets as special mention. A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. We designate loans that are 30 to 89 days delinquent as special mention. Loans which have been delinquent for fewer days may also be categorized as special mention. At December 31, 2022 and 2021, special mention assets were $409,000 and $126,000, respectively.

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

We granted loan payment deferrals to customers who were experiencing financial difficulties because of the effects of the COVID-19 pandemic. We established additional loan loss provisions in 2020 primarily because of these loan payment deferrals and the higher unemployment rate that occurred because of the COVID-19 pandemic. In 2022 and 2021, we reversed loan loss provisions due to a decrease in the qualitative factors used to calculate the allowance for loan losses. The decrease in the qualitative factors occurred primarily because of a decrease in Hawaii’s unemployment rate and a decrease in the amount of loans with payment deferrals.

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

During 2022, we have not seen a significant increase in loan delinquencies, significant changes in deposits or significant drawdowns on lines of credit. Loan delinquencies do not include loans requesting payment deferral because of the COVID-19 pandemic unless required payments are delinquent. We do not have any commercial loans to hotels, businesses in the transportation industry, restaurants or retail establishments.

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

	At December 31,
	2022		2021
		Percent of		Percent of
		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans

	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$1,259	96.51%	$1,807	96.97%
Multi-family residential	4	0.50	7	0.42
Construction, commercial and other	434	1.84	435	1.42
Home equity loans and lines of credit	1	0.49	1	0.54
Other loans	75	0.66	89	0.65
Total allocated allowance	1,773	100.00%	2,339	100.00%
Unallocated	259		330
Total	$2,032		$2,669

The following table sets forth additional information regarding the allowance for loan losses and net charge-offs by category:

	At or For the Year Ended December 31,
	2022	2021
Allowance for loan losses to total loans at end of year	0.16%	0.20%
Non-performing assets to total loans at end of year	0.18%	0.25%
Allowance for loan losses to nonperforming loans at end of year	88.31%	81.37%

Net charge-offs to average loans outstanding
Residential Mortgage	-%	-%
Construction, Commercial & Other Mortgage Loans	-%	-%
Home Equity loans and lines of credit	-%	-%
Consumer & Other	0.71%	0.20%

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

We continue our efforts to reduce interest rate risk. In 2022 and 2021, we sold fixed-rate mortgage loans with principal balances of $5.4 million and $36.2 million, respectively. We had a net increase in public deposits of $100.7 million in 2022 and a net decrease in public deposits of $44.2 million in 2021. In 2021, we restructured $20.0 million of FHLB advances which extended our average maturity date to reduce our interest rate risk. In addition, we may utilize the following strategies to further reduce our interest rate risk:

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

The following table presents our internal calculations of the estimated changes in our EVE as of December 31, 2022 that would result from the designated instantaneous changes in the interest rate yield curve.

					Increase
					(Decrease) in
		Estimated		EVE Ratio as a	EVE Ratio as a
Change in		Increase		Percent of	Percent of
Interest Rates	Estimated EVE	(Decrease) in	Percentage	Present Value	Present Value of
(bp) (1)	(2)	EVE	Change in EVE	of Assets (3)(4)	Assets (3)(4)
(Dollars in thousands)
+400	$83,653	$(176,982)	(67.90)%	5.75%	(8.30)%
+300	$119,458	$(141,177)	(54.17)%	7.76%	(6.29)%
+200	$164,141	$(96,494)	(37.02)%	10.03%	(4.02)%
+100	$211,748	$(48,887)	(18.76)%	12.15%	(1.90)%
0	$260,635	$—	—%	14.05%	—%
-100	$304,359	$43,724	16.78%	15.46%	1.41%
-200	$336,317	$75,682	29.04%	16.19%	2.14%
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary obligations include meeting the borrowing needs of our customers, fulfilling deposit withdrawals, interest payments on deposits, and repayment of borrowings. Territorial Savings Bank’s primary sources of funds consist of deposit inflows, cash balances at the FRB, loan and security repayments, advances from the FHLB, securities sold under agreements to repurchase and proceeds from loan and security sales. We also have the capability of securitizing mortgage loans that conform to Freddie Mac loan underwriting standards into mortgage-backed securities. These securities can either be sold or pledged as collateral for public deposits and borrowings to increase the Bank’s cash on hand. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Executive Vice President and Chief Financial Officer and our Vice President and Senior Treasury Analyst, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2022.

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

Our most liquid asset is cash. The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2022, the Company’s cash and cash equivalents totaled $40.6 million.

If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds. We also utilize securities sold under agreements to repurchase as another borrowing source. At December 31, 2022, we had the ability to borrow up to an additional $769.1 million from the FHLB. Advances from the FHLB and securities sold under agreements to repurchase were $141.0 million and $10.0 million, respectively, at December 31, 2022 and 2021.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2022, we had $1.2 million in loan commitments outstanding, all of which were for fixed-rate loans. In addition to commitments to originate loans, we had $14.4 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2022 totaled $356.9 million, or 20.8% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, securities sold under agreements to repurchase and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2023. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the years ended December 31, 2022 and 2021, we originated $150.9 million and $360.7 million of loans, respectively. In 2022 and 2021, we purchased securities with a total face value of $169.4 million and $515.1 million, respectively.

Financing activities consist primarily of activity in deposit accounts, FHLB advances, securities sold under agreements to repurchase, stock repurchases and dividend payments. We experienced net increases in deposits of $34.3 million and $22.0 million for the years ended December 31, 2022 and 2021, respectively. The increases in deposits include a net increase in public deposits of $100.7 million in 2022 and a net decrease in public deposits of $44.2 million in 2021. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

As a separate legal entity, the Company is required to have liquidity to fund stock repurchases and dividend payments to shareholders and for other corporate purposes. Shares repurchased reduce the amount of shares issued and outstanding. The repurchased shares may be reissued in connection with share-based compensation plans and for general corporate purposes. During the years ended December 31, 2022 and 2021, the Company repurchased 262,621 and 198,773 shares of common stock, respectively, at an average cost of $22.75 and $25.15 per share, respectively, as part of the repurchase programs authorized by the Board of Directors. At December 31, 2022 and 2021, on a stand-alone basis, the Company had cash in banks of $28.5 million and $25.5 million, respectively.

Territorial Savings Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2022, Territorial Savings Bank and the Company exceeded all regulatory capital requirements and are considered to be “well capitalized” under regulatory guidelines. See Note 22 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we enter into commitments to sell mortgage loans. We sell loans under agreements that contain representations and warranties related to, among other things, the origination and characteristics of the mortgage loans.  We may be required to repurchase mortgage loans that we have sold in cases of breaches of these representations and warranties.  For additional information, see Note 21 of the Notes to Consolidated Financial Statements.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Territorial Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Territorial Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s allowance for loan losses was $2,032,000 at December 31, 2022. The allowance for loan losses provides for estimated probable loan losses incurred, based on management’s evaluation of the loan portfolio. The allowance for loan losses includes qualitative and environmental factors, which have a higher degree of management subjectivity, and include factors such as:

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

The primary procedures we performed to address this critical audit matter included:

●	Testing the mathematical accuracy and computation of the allowance for loan losses, including the qualitative and environmental factors, by re-performing or independently calculating significant elements of the allowance based on relevant source documents and independent, third-party data.
●	Evaluating management’s analysis of the qualitative and environmental factors, including changes in factors, assumptions or methodology from the prior year, by validating the completeness and accuracy of the inputs used, and performing a sensitivity analysis over the qualitative thresholds established by management.

/s/ Moss Adams LLP

Portland, Oregon

March 17, 2023

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2022 and 2021

(Dollars in thousands, except share data)

	December 31,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$40,553	$99,859
Investment securities available for sale, at fair value	20,821	—
Investment securities held to maturity, at amortized cost (fair value of $591,084 and $634,987 at December 31, 2022 and December 31, 2021, respectively)	717,773	636,442
Loans receivable, net	1,294,764	1,302,824
Federal Home Loan Bank stock, at cost	8,197	8,173
Federal Reserve Bank stock, at cost	3,170	3,158
Accrued interest receivable	6,115	5,786
Premises and equipment, net	7,599	4,065
Right-of-use asset, net	14,498	9,982
Bank-owned life insurance	47,783	51,423
Deferred income tax assets, net	1,643	1,927
Prepaid expenses and other assets	6,676	6,963
Total assets	$2,169,592	$2,130,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,716,152	$1,681,828
Advances from the Federal Home Loan Bank	141,000	141,000
Securities sold under agreements to repurchase	10,000	10,000
Accounts payable and accrued expenses	24,180	22,638
Lease liability	15,295	10,744
Income taxes payable	838	1,863
Advance payments by borrowers for taxes and insurance	5,577	6,207
Total liabilities	1,913,042	1,874,280

Commitments and contingencies: (Note 21 and 23)

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 9,071,076 and 9,324,060 shares at December 31, 2022 and December 31, 2021, respectively	91	93
Additional paid-in capital	51,825	56,951
Unearned ESOP shares	(2,936)	(3,425)
Retained earnings	215,314	208,227
Accumulated other comprehensive loss	(7,744)	(5,524)
Total stockholders’ equity	256,550	256,322
Total liabilities and stockholders’ equity	$2,169,592	$2,130,602

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the years ended December 31, 2022 and 2021
(Dollars in thousands, except per share data)

	2022	2021
Interest income:
Loans	$45,318	$48,740
Investment securities	16,211	10,729
Other investments	1,173	832
Total interest income	62,702	60,301

Interest expense:
Deposits	4,925	3,975
Advances from the Federal Home Loan Bank	2,107	2,117
Securities sold under agreements to repurchase	183	184
Total interest expense	7,215	6,276

Net interest income	55,487	54,025
Reversal of provision for loan losses	(576)	(1,592)

Net interest income after reversal of provision for loan losses	56,063	55,617

Noninterest income:
Service and other fees	1,416	2,463
Income on bank-owned life insurance	792	779
Gain on sale of investment securities	—	1,840
Net (loss) gain on sale of loans	(3)	663
Other	2,004	727
Total noninterest income	4,209	6,472

Noninterest expense:
Salaries and employee benefits	22,259	22,091
Occupancy	6,708	6,486
Equipment	5,006	4,483
Federal deposit insurance premiums	573	565
Other general and administrative expenses	4,252	4,661
Total noninterest expense	38,798	38,286

Income before income taxes	21,474	23,803
Income taxes	5,318	6,373
Net income	$16,156	$17,430

Basic earnings per share	$1.81	$1.92
Diluted earnings per share	$1.80	$1.90
Cash dividends declared per common share	$1.02	$1.02
Basic weighted-average shares outstanding	8,865,946	9,059,204
Diluted weighted-average shares outstanding	8,920,714	9,110,335

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
For the years ended December 31, 2022 and 2021

(Dollars in thousands)

	2022	2021
Net income	$16,156	$17,430

Other comprehensive (loss) income, net of tax:
Unfunded pension liability	(222)	3,443
Unrealized loss on securities	(1,998)	(3)
Amount reclassified from other comprehensive income	—	(273)
Total other comprehensive (loss) income, net of tax	(2,220)	3,167
Comprehensive income	$13,936	$20,597

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2022 and 2021
(Dollars in thousands, except share data)

						Accumulated
	Common		Additional	Unearned		Other	Total
	Shares	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Shares	Earnings	Loss	Equity
Balances at December 31, 2020	9,513,867	$95	$61,153	$(3,915)	$200,066	$(8,691)	$248,708

Net income	—	—	—	—	17,430	—	17,430
Other comprehensive income	—	—	—	—	—	3,167	3,167
Cash dividends declared ($1.02 per share)	—	—	—	—	(9,269)	—	(9,269)
Share-based compensation	20,437	—	351	—	—	—	351
Allocation of 48,933 ESOP shares	—	—	764	490	—	—	1,254
Repurchase of shares of common stock	(210,244)	(2)	(5,317)	—	—	—	(5,319)

Balances at December 31, 2021	9,324,060	$93	$56,951	$(3,425)	$208,227	$(5,524)	$256,322

Net income	—	—	—	—	16,156	—	16,156
Other comprehensive loss	—	—	—	—	—	(2,220)	(2,220)
Cash dividends declared ($1.02 per share)	—	—	—	—	(9,069)	—	(9,069)
Share-based compensation	19,227	—	480	—	—	—	480
Allocation of 48,933 ESOP shares	—	—	602	489	—	—	1,091
Repurchase of shares of common stock	(272,211)	(2)	(6,208)	—	—	—	(6,210)

Balances at December 31, 2022	9,071,076	$91	$51,825	$(2,936)	$215,314	$(7,744)	$256,550

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2022 and 2021
(Dollars in thousands)

	2022	2021
Cash flows from operating activities:
Net income	$16,156	$17,430
Adjustments to reconcile net income to net cash from operating activities:
Reversal of provision for loan losses	(576)	(1,592)
Depreciation and amortization	1,181	1,151
Deferred income tax expense	1,090	305
Amortization of fees, discounts, and premiums, net	(171)	(405)
Amortization of right-of-use asset	2,946	3,071
Origination of loans held for sale	(5,302)	(33,739)
Proceeds from sales of loans held for sale	5,299	36,598
Loss (gain) on sale of loans, net	3	(663)
Gain on sale of investment securities available for sale	—	(339)
Gain on sale of investment securities held to maturity	—	(1,501)
Net loss on disposal of premises and equipment	—	2
Gain on loan modification	—	(35)
Gain on bank-owned life insurance	(1,138)	—
ESOP expense	1,091	1,254
Share-based compensation expense	480	351
Net (increase) decrease in accrued interest receivable	(329)	729
Net increase in bank-owned life insurance	(792)	(779)
Net decrease (increase) in prepaid expenses and other assets	289	(4,119)
Net increase (decrease) in accounts payable and accrued expenses	1,006	(1,254)
Net decrease in lease liability	(2,911)	(3,060)
Net decrease in advance payments by borrowers for taxes and insurance	(630)	(583)
Net decrease in income taxes payable	(1,026)	(298)

Net cash from operating activities	16,666	12,524

Cash flows from investing activities:
Purchases of investment securities held to maturity	(142,336)	(515,769)
Purchases of investment securities available for sale	(24,760)	—
Principal repayments on investment securities held to maturity	61,009	104,800
Principal repayments on investment securities available for sale	1,279	198
Proceeds from sale of investment securities held to maturity	—	23,570
Proceeds from sale of investment securities available for sale	—	3,330
Principal repayments on loans receivable, net of loan originations	8,739	106,264
Purchases of Federal Home Loan Bank stock	(1,304)	(29)
Proceeds from redemption of Federal Home Loan Bank stock	1,280	—
Purchases of Federal Reserve Bank stock	(13)	(13)
Purchases of bank-owned life insurance	—	(5,000)
Proceeds from bank-owned life insurance	5,569	—
Purchases of premises and equipment	(4,715)	(363)

Net cash from investing activities	(95,252)	(283,012)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2022 and 2021
(Dollars in thousands)

	2022	2021
Cash flows from financing activities:
Net increase in deposits	$34,324	$22,028
Proceeds from advances from the Federal Home Loan Bank	22,000	—
Repayments of advances from the Federal Home Loan Bank	(22,000)	—
Repurchases of common stock	(5,973)	(5,000)
Cash dividends paid	(9,071)	(10,224)

Net cash from financing activities	19,280	6,804

Net decrease in cash and cash equivalents	(59,306)	(263,684)

Cash and cash equivalents at beginning of the year	99,859	363,543

Cash and cash equivalents at end of the year	$40,553	$99,859

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$6,549	$6,276
Income taxes	5,254	6,366

Supplemental disclosure of noncash investing and financing activities:
Company stock repurchased through stock swap and net settlement transactions	$236	$319
Establishment of right-of-use asset, net of incentives and modifications	7,462	720
Establishment of lease liability, net of modifications	7,462	720

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(1)Organization

Territorial Bancorp Inc. is a Maryland corporation and is the holding company for Territorial Savings Bank. Territorial Savings Bank is a Hawaii state-chartered bank headquartered in Honolulu, Hawaii and is a member of the Federal Reserve System. Territorial Savings Bank has one subsidiary, Territorial Financial Services, Inc. During 2021, an inactive subsidiary, Territorial Real Estate Co., was dissolved.

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

(d) Investment Securities

The Company classifies and accounts for its investment securities as follows: (1) held-to-maturity debt securities in which the Company has the positive intent and ability to hold to maturity are reported at amortized cost; (2) trading securities that are purchased for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in current earnings; and (3) available-for-sale securities not classified as either held-to-maturity or trading securities are reported at fair value, with unrealized gains and losses excluded from current earnings and reported as a separate component of equity. At December 31, 2022, $20.8 million of securities were classified as available-for-sale and the remaining securites were classified as held-to-maturity. At December 31, 2021, the Company classified all of its investments as held-to-maturity.

A decline in the market value of any available-for-sale or held-to-maturity security below cost, that is deemed to be other than temporary, results in an impairment to reduce the carrying amount to fair value. To determine whether impairment is other than temporary, the Company considers the type of the investment, the cause of the decline in value and the amount and duration of the decline in value. It also considers whether it has the intent and ability not to sell and would not be required to sell the security for a sufficient period of time to recover the remaining amortized cost basis.

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

Mortgage loan transfers accounted for as sales and securitizations are without recourse, except for normal representations and warranties provided in sales transactions, and the Company may retain the related rights to service the loans. The retained servicing rights create mortgage servicing assets that are accounted for in accordance with the Transfers and Servicing topic of the FASB ASC. Mortgage servicing assets are initially valued at fair value and subsequently at the lower of cost or fair value and are amortized in proportion to and over the period of estimated net servicing income. The Company uses a discounted cash flow model to determine the fair value of retained mortgage servicing rights. The amount of mortgage servicing rights is immaterial to the financial statement.

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

As of December 31, 2022 and 2021, the Company had not recognized a liability for income tax uncertainties in the accompanying Consolidated Balance Sheets because management concluded that the Company does not have uncertain tax positions.

The Company recognizes interest and penalties related to tax liabilities in other interest expense and other general and administrative expenses, respectively, in the Consolidated Statements of Income.

Tax years 2019 to 2021 currently remain subject to examination by the Internal Revenue Service and by the Department of Taxation of the State of Hawaii.

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

(s) Common Stock Repurchase Program

The Company adopted common stock repurchase programs in which shares repurchased reduce the amount of shares issued and outstanding. The repurchased shares may be reissued in connection with share-based compensation plans and for general corporate purposes. During 2022 and 2021, the Company repurchased 262,621 and 198,773 shares of common stock, respectively, at an average cost of $22.75 and $25.15 per share, respectively, as part of the repurchase programs authorized by the Board of Directors.

(t) Bank-Owned Life Insurance

The Company’s investment in bank-owned life insurance is based on cash surrender value. The Company invests in bank-owned life insurance to provide a funding source for benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Federal regulations generally limit the investment in bank-owned life insurance to 25% of the Bank’s Tier 1 capital plus the allowance for loan losses. At December 31, 2022, this limit was $59.4 million and the Company had invested $47.8 million in bank-owned life insurance at that date.

(u) Leases

The Company records a right-of-use (ROU) asset for those leases that convey rights to control use of identified assets for a period of time in exchange for consideration. The Company is also required to record a lease liability for the present value of future payment commitments. The Company leases most of its premises and some vehicles and equipment under operating leases expiring on various dates through 2037. The majority of lease agreements relate to real estate and generally provide that the Company pay taxes, insurance, maintenance and certain other variable operating expenses applicable to the leased premises. Variable lease components and nonlease components are not included in the Company’s computation of the ROU asset or lease liability. The Company also does not include short-term leases in the computation of the ROU asset or lease liability. Short-term leases are leases with a term at commencement of 12 months or less. Short-term lease expense is recorded on a straight-line basis over the term of the lease. Lease agreements do not contain any residual value guarantees or restrictive covenants.

The value of the ROU asset and lease liability is impacted by the amount of the periodic payment required, length of the lease term, lease incentives and the discount rate used to calculate the present value of the minimum lease payments. Certain leases have renewal options at the expiration of the lease terms. Generally, option periods are not included in the computation of the lease term, ROU asset or lease liability because the Company is not reasonably certain to exercise renewal options at the expiration of the lease terms. Because the discount rates implicit in our leases are not known, discount rates have been estimated using the rates for fixed-rate, amortizing advances from the FHLB for the approximate terms of the leases.

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

(w) Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU changes the threshold for recognizing losses from a “probable” to an “expected” model. The new model is referred to as the current expected credit loss model and applies to loans, leases, held-to-maturity investments and loan commitments. The amendment requires the measurement of all expected credit losses for financial assets as of the reporting date (including historical experience, current conditions and reasonable and supportable forecasts) and enhanced disclosures that will help financial statement users understand the estimates and judgments used in estimating credit losses and evaluating the credit quality of an organization’s portfolio. The amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued an update that delayed the effective date of the amendment for smaller reporting companies, as defined by the

Securities and Exchange Commission, to fiscal years beginning after December 15, 2022. The Company is a smaller reporting company. The Company has formed a team that is working on an implementation plan to adopt the amendment. The Company is also working with a consultant to measure expected losses required by the amendment. The Company is finalizing its adoption of the current expected credit loss standard by developing new policies, procedures, internal controls and disclosures which will be used when the standard is adopted. Based on the current composition of the Company’s loan portfolio as of December 31, 2022, and the current expectation of future economic conditions, the allowance for credit losses is expected to increase by $4.0 million to $6.0 million at the January 1, 2023 adoption date. The allowance for credit losses is expected to increase because the new standard measures credit losses over the expected life of the loans in the Company’s loan portfolio. Most of the loans in the Company’s loan portfolio are 30-year mortgage loans which have a long average life. All of the Company's investments in mortgage-backed securities and collateralized mortgage obligations have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. These agencies and enterprises guarantee the payment of principal and interest and therefore the Company will not record an allowance on its held-to-maturity or available-for-sale securities. The adoption of the current expected credit loss standard will be recorded by making an after-tax adjustment to retained earnings. Although the adjustment for the adoption of the current expected credit loss standard will reduce retained earnings, the Company will continue to be well-capitalized.

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions to clarify that contractual sale restrictions should not be considered in the measurement of the fair value of an equity security. The Company owns stock in the Federal Reserve Bank (FRB) and in the FHLB which is valued at historical cost which approximates fair value. Ownership of stock is a condition for services the Company receives from the FRB and FHLB. The stock is not publically traded and can only be issued, exchanged, redeemed or repurchased by the FRB and the FHLB. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

(3)Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	December 31,
(Dollars in thousands)	2022	2021
Cash and due from banks	$9,722	$11,662
Interest-earning deposits in other banks	30,831	88,197
Cash and cash equivalents	$40,553	$99,859

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank of San Francisco.

(4)Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2022:
Available-for-sale:
Mortgage-backed securities issued by U.S. government-sponsored enterprises	$23,544	$—	$(2,723)	$20,821
Total	$23,544	$—	$(2,723)	$20,821

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	$717,773	$62	$(126,751)	$591,084
Total	$717,773	$62	$(126,751)	$591,084

December 31, 2021:
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	$636,442	$5,699	$(7,154)	$634,987
Total	$636,442	$5,699	$(7,154)	$634,987

The amortized cost and estimated fair value of investment securities by maturity date at December 31, 2022 are shown below. Incorporated in the maturity schedule are mortgage-backed securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Available-for-sale:
Due after 10 years	$23,544	$20,821
Total	$23,544	$20,821

Held-to-maturity:
Due within 5 years	$19	$18
Due after 5 years through 10 years	12	12
Due after 10 years	717,742	591,054
Total	$717,773	$591,084

Realized gains and losses and the proceeds from sales of held-to-maturity and available-for-sale securities are shown in the table below.

(Dollars in thousands)	2022	2021
Proceeds from sales	$—	$26,900
Gross gains	—	1,840
Gross losses	—	—

The Company did not sell any held-to-maturity mortgage-backed securities during 2022. During 2021, the Company sold $22.1 million of held-to-maturity mortagage-backed securities and recorded gains of $1.5 million. The sale of the mortgage-backed securities, for which the Company had already collected a substantial portion of the outstanding purchased principal (at least 85%), were in accordance with the Investments – Debt and Equity Securities topic of the FASB ASC and do not taint management’s assertion of its intent to hold the remaining securities in the held-to-maturity portfolio to maturity.

The Company did not sell any available-for-sale mortgage-backed securities during 2022. During 2021, the Company sold $3.0 million of available-for-sale mortgage-backed securities and recorded a gain of $339,000.

Investment securities with amortized costs of $272.8 million and $140.6 million at December 31, 2022 and 2021, respectively, were pledged to secure deposits made by state and local governments, securities sold under agreements to repurchase and transaction clearing accounts.

Provided below is a summary of investment securities which were in an unrealized loss position at December 31, 2022 and 2021. The Company does not intend to sell securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
December 31, 2022:
Available-for-sale:
Mortgage-backed securities issued by U.S. government-sponsored enteprises	$20,821	$(2,723)	$—	$—	4	$20,821	$(2,723)

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	$210,128	$(22,209)	$377,418	$(104,542)	148	$587,546	$(126,751)

December 31, 2021:
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	$482,629	$(6,976)	$3,681	$(178)	43	$486,310	$(7,154)

Mortgage-Backed Securities. The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates subsequent to purchase. All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2022 and 2021.

(5)Federal Home Loan Bank Stock

The Bank, as a member of the FHLB system, is required to obtain and hold shares of capital stock in the FHLB. At December 31, 2022 and 2021, the Bank met such requirement. At December 31, 2022 and 2021, the Bank owned $8.2 million of capital stock of the FHLB Des Moines.

The Company evaluated its investment in the stock of the FHLB Des Moines for impairment. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment and the liquidity position of the FHLB Des Moines, the Company did not consider its FHLB stock other-than-temporarily impaired. There were no observable, orderly transactions at a price that would require the Company to update the value of the stock of the FHLB Des Moines.

(6)Federal Reserve Bank Stock

The Bank, as a member of the Federal Reserve System, is required to hold shares of capital stock of the FRB of San Francisco equal to six percent of capital and surplus of the Bank. At December 31, 2022 and 2021, the Bank met such requirement. At December 31, 2022 and 2021, the Bank owned $3.2 million of capital stock of the FRB of San Francisco.

The Company evaluated its investment in the stock of the FRB of San Francisco for impairment. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment and the liquidity position of the FRB of San Francisco, the Company did not consider its FRB stock other-than-temporarily impaired. There were no observable, orderly transactions at a price that would require the Company to update the value of the stock of the FRB of San Francisco.

(7)Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows:

	December 31,
(Dollars in thousands)	2022	2021
Real estate loans:
First mortgages:
One- to four-family residential	$1,253,558	$1,267,537
Multi-family residential	6,448	5,468
Construction, commercial and other	23,903	18,590
Home equity loans and lines of credit	6,426	7,121
Total real estate loans	1,290,335	1,298,716
Other loans:
Loans on deposit accounts	216	278
Consumer and other loans	8,381	8,192
Total other loans	8,597	8,470
Less:
Net unearned fees and discounts	(2,136)	(1,693)
Allowance for loan losses	(2,032)	(2,669)
Total unearned fees, discounts and allowance for loan losses	(4,168)	(4,362)
Loans receivable, net	$1,294,764	$1,302,824

The table below presents the activity in the allowance for loan losses by portfolio segment:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Year ended December 31, 2022:
Balance, beginning of year	$1,814	$435	$1	$89	$330	$2,669
(Reversal of provision) provision for loan losses	(551)	(1)	—	47	(71)	(576)
	1,263	434	1	136	259	2,093
Charge-offs	—	—	—	(62)	—	(62)
Recoveries	—	—	—	1	—	1
Net charge-offs	—	—	—	(61)	—	(61)
Balance, end of year	$1,263	$434	$1	$75	$259	$2,032

Year ended December 31, 2021:
Balance, beginning of year	$3,102	$406	$1	$146	$607	$4,262
(Reversal of provision) provision for loan losses	(1,305)	29	—	(39)	(277)	(1,592)
	1,797	435	1	107	330	2,670
Charge-offs	—	—	—	(22)	—	(22)
Recoveries	17	—	—	4	—	21
Net recoveries (charge-offs)	17	—	—	(18)	—	(1)
Balance, end of year	$1,814	$435	$1	$89	$330	$2,669

The allowance for loan loss for each segment of the loan portfolio is generally determined by calculating the historical loss of each segment in a seven-year look-back period and adding a qualitative adjustment, when appropriate, for the following factors:

●	changes in lending policies and procedures, including changes in underwriting standards and collections, charge-off and recovery practices;
●	changes in international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio;
●	changes in the bank’s internal loan review system;
●	changes in the experience, depth and ability of personnel in the mortgage loan origination and loan servicing departments;
●	changes in the volume and severity of past due loans, the volume of nonaccrual loans and classified assets;
●	changes in the nature and volume of loans being originated;
●	changes in the value of underlying collateral for collateral dependent loans;
●	existence and any changes in concentrations of credit;
●	external factors such as competition, legal and regulatory requirements on the level of estimated credit losses in the existing loan portfolio; and

●	changes in the amount of loans with payment deferrals.

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

Management considers the allowance for loan losses at December 31, 2022 to be at an appropriate level to provide for probable losses that can be reasonably estimated based on general and specific conditions at that date. While the Company uses the best information it has available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. To the extent actual outcomes differ from the estimates, additional provisions for credit losses may be required that would reduce future earnings.

The table below presents the balance in the allowance for loan losses and the recorded investment in loans, net of unearned fees and discounts, by portfolio segment and based on impairment method:

		Construction,	Home
		Commercial	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
December 31, 2022:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,263	434	1	75	259	2,032
Total ending allowance balance	$1,263	$434	$1	$75	$259	$2,032

Loans:
Ending loan balance:
Individually evaluated for impairment	$2,693	$—	$16	$—	$6	$2,715
Collectively evaluated for impairment	1,255,300	23,775	6,411	8,595	—	1,294,081
Total ending loan balance	$1,257,993	$23,775	$6,427	$8,595	$6	$1,296,796

December 31, 2021:
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,814	435	1	89	330	2,669
Total ending allowance balance	$1,814	$435	$1	$89	$330	$2,669

Loans:
Ending loan balance:
Individually evaluated for impairment	$3,812	$—	$19	$—	$—	$3,831
Collectively evaluated for impairment	1,267,560	18,529	7,103	8,470	—	1,301,662
Total ending loan balance	$1,271,372	$18,529	$7,122	$8,470	$—	$1,305,493

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans:

		Unpaid
	Recorded	Principal
(Dollars in thousands)	Investment	Balance
December 31, 2022:
With no related allowance recorded:
One- to four-family residential mortgages	$2,693	$3,209
Home equity loans and lines of credit	16	30
Consumer loans	6	6
Total	$2,715	$3,245

December 31, 2021:
With no related allowance recorded:
One- to four-family residential mortgages	$3,812	$4,299
Home equity loans and lines of credit	19	31
Total	$3,831	$4,330

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans:

	Average
	Recorded	Interest Income
(Dollars in thousands)	Investment	Recognized
2022:
With no related allowance recorded:
One- to four-family residential mortgages	$2,776	$24
Home equity loans and lines of credit	17	—
Consumer loans	6	—
Total	$2,799	$24

2021:
With no related allowance recorded:
One- to four-family residential mortgages	$3,888	$36
Home equity loans and lines of credit	21	—
Total	$3,909	$36

There were no loans individually evaluated for impairment with a related allowance for loan loss as of December 31, 2022 or 2021. Loans individually evaluated for impairment do not have an allocated allowance for loan loss because they are written down to fair value at the time of impairment. An impaired loan would also not have an allocated allowance if the value of the property securing the loan, less the cost to sell the property, is greater than the loan balance.

The table below presents the aging of loans and accrual status by class of loans, net of unearned fees and discounts. Loans with a formal loan payment deferral plan in place are not considered contractually past due or delinquent if the borrower is in compliance with the loan payment deferral plan:

								Loans
								90 Days
								or More
	30 - 59	60 - 89	90 Days or					Past Due
	Days Past	Days Past	More	Total Past	Loans Not	Total	Nonaccrual	and Still
(Dollars in thousands)	Due	Due	Past Due	Due	Past Due	Loans	Loans	Accruing
December 31, 2022:
One- to four-family residential mortgages	$—	$409	$559	$968	$1,250,586	$1,251,554	$2,279	$—
Multi-family residential mortgages	—	—	—	—	6,439	6,439	—	—
Construction, commercial and other mortgages	—	—	—	—	23,775	23,775	—	—
Home equity loans and lines of credit	—	—	—	—	6,427	6,427	16	—
Loans on deposit accounts	—	—	—	—	217	217	—	—
Consumer and other	6	—	6	12	8,372	8,384	6	—

Total	$6	$409	$565	$980	$1,295,816	$1,296,796	$2,301	$—

December 31, 2021:
One- to four-family residential mortgages	$129	$—	$244	$373	$1,265,540	$1,265,913	$3,261	$—
Multi-family residential mortgages	—	—	—	—	5,459	5,459	—	—
Construction, commercial and other mortgages	—	—	—	—	18,529	18,529	—	—
Home equity loans and lines of credit	—	—	—	—	7,122	7,122	19	—
Loans on deposit accounts	—	—	—	—	278	278	—	—
Consumer and other	3	—	24	27	8,165	8,192	—	24

Total	$132	$—	$268	$400	$1,305,093	$1,305,493	$3,280	$24

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

The Company had 15 nonaccrual loans with a book value of $2.3 million at December 31, 2022 and 10 nonaccrual loans with a book value of $3.3 million as of December 31, 2021. The Company did not have any loans 90 days or more past due and still accruing interest as of December 31, 2022. The Company had two consumer loans totaling $24,000 that were 90 days or more past due and still accruing interest as of December 31, 2021.

There were no loans modified in a troubled debt restructuring during the year ended December 31, 2022 or 2021. There were no new troubled debt restructurings during the 12 months ended December 31, 2022 that subsequently defaulted. Loan modifications under the CARES Act and the Interagency Statements issued by bank regulators in 2020 are discussed below.

The table below summarizes troubled debt restucturings outstanding by class of loans:

	Number of	Accrual	Number of	Nonaccrual
(Dollars in thousands)	Loans	Status	Loans	Status	Total
December 31, 2022:
One- to four-family residential mortgages	2	$414	2	$410	$824
Total	2	$414	2	$410	$824

December 31, 2021:
One- to four-family residential mortgages	3	$551	1	$340	$891
Total	3	$551	1	$340	$891

There were no delinquent troubled debt restructurings at December 31, 2022. There was one troubled debt restructuring for $126,000 that was 59 days delinquent at December 31, 2021. Restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to the financial difficulties of the borrowers. At December 31, 2022, the Company has no commitments to lend any additional funds to these borrowers.

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

The Company has granted loan payment deferrals to borrowers who have been affected by the COVID-19 pandemic.  The table below summarizes loans in the loan payment deferral program by class of loan for which deferred payment amounts continue to remain outstanding:

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Loans in the Loan Payment Deferral Program	Percent of Total Loans	Loans in the Loan Payment Deferral Program	Percent of Total Loans
One- to four-family residential mortgage	$59,948	4.6%	$74,704	5.7%
Non-residential mortgage	3,220	0.3	3,928	0.3
Total	$63,168	4.9%	$78,632	6.0%

The loans on which the Company has granted loan payment deferrals are included in the ALLL calculation. However, loans performing under a loan payment deferral agreement are not considered contractually past due and are excluded from the past due statistics above.

The ratio of the current loan balance to the current tax-assessed value of the property securing the mortgage loans in the payment deferral program averaged 49.4% at December 31, 2022. At December 31, 2022, one- to four-family residential mortgage loans represented 97.1% of the Company’s total loan portfolio balance with a ratio of the current loan balance to the current tax assessed value of the property securing these loans averaging 42.5%. All of the Company’s residential mortgage loans are secured by real estate in Hawaii.

As of December 31, 2022, there were $63.2 million of loans in the loan payment deferral program, of which $63.0 million had resumed regular payments and a $145,000 one-to four-family mortgage loan was over 150 days delinquent.

Since the beginning of 2023, there has not been a material increase in loan delinquencies, significant changes in deposits or significant drawdowns on any lines of credit. We do not have any commercial loans to hotels, businesses in the transportation industry, restaurants or retail establishments.

The Company had no real estate owned as of December 31, 2022 or 2021. There were two one- to four-family residential mortgage loans totaling $227,000 in the process of foreclosure at December 31, 2022. There were no loans in process of foreclosure at December 31, 2021.

Nearly all the Company’s real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the years ended December 31, 2022 and 2021, the Company sold mortgage loans held for sale with principal balances of $5.4 million and $36.2 million, respectively, and recognized a loss of $3,000 and a gain of $663,000, respectively. The Company had no loans held for sale at December 31, 2022 or 2021.

The Company serviced loans for others with principal balances of $36.0 million and $41.3 million at December 31, 2022 and 2021, respectively. Of these amounts, $20.7 million and $24.3 million of loan balances relate to securitizations for which the Company continues to hold the related mortgage-backed securities at December 31, 2022 and 2021, respectively. The amount of contractually specified servicing fees earned was $101,000 and $127,000 for 2022 and 2021, respectively. The fees are reported in service and other fees in the Consolidated Statements of Income.

In the normal course of business, the Company has made loans to certain directors and executive officers under terms which management believes are consistent with the Company’s general lending policies. Loans to directors and executive officers amounted to $414,000 and $586,000 at December 31, 2022 and 2021, respectively.

(8)Accrued Interest Receivable

The components of accrued interest receivable are as follows:

	December 31,
(Dollars in thousands)	2022	2021
Loans receivable	$4,595	$4,644
Investment securities	1,497	1,126
Interest-bearing deposits	23	16
Total	$6,115	$5,786

(9)Interest Rate Lock and Forward Loan Sale Commitments

The Company may enter into interest rate lock commitments with borrowers on loans intended to be sold. To manage interest rate risk on the lock commitments, the Company may also enter into forward loan sale commitments. The interest rate lock commitments and forward loan sale commitments are treated as derivatives and are recorded at their fair values in prepaid expenses and other assets or in accounts payable and accrued expenses. Changes in fair value are recorded in current earnings. At December 31, 2022, the Company did not have any loans available for sale.

The table below presents the location of assets and liabilities related to derivatives:

		Asset Derivatives		Liability Derivatives
	Location on	Fair Value at December 31,		Fair Value at December 31,
(Dollars in thousands)	Balance Sheet	2022	2021	2022	2021
Interest rate contracts	Prepaid expenses and other assets	$—	$9	$—	$—
Interest rate contracts	Accounts payable and accrued expenses	—	—	—	9
Total derivatives		$—	$9	$—	$9

Gains and losses on derivatives net to zero for the years ended December 31, 2022 and 2021.

(10)Premises and Equipment

Premises and equipment are as follows:

	December 31,
(Dollars in thousands)	2022	2021
Land	$585	$585
Buildings and improvements	1,400	1,400
Leasehold improvements	17,949	14,683
Furniture, fixtures and equipment	6,766	6,062
Automobiles	130	118
	26,830	22,848
Less accumulated depreciation and amortization	(19,494)	(18,783)
	7,336	4,065
Construction in progress	263	—
Total	$7,599	$4,065

Depreciation expense was $1.2 million for the years ended December 31, 2022 and 2021.

(11) Deposits

Deposit accounts by type are summarized with their respective weighted-average interest rates as follows:

	December 31,
	2022		2021
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$68,095	—%	$69,980	—%
Savings accounts	910,652	0.13	1,085,255	0.07
Certificates of deposit	429,687	2.67	225,054	0.85
Money market	5,372	0.10	5,368	0.10
Checking and Super NOW	302,346	0.02	296,171	0.02
Total	$1,716,152	0.74%	$1,681,828	0.16%

The maturity of certificate of deposit accounts at December 31, 2022 is as follows (dollars in thousands):

Maturing in:
2023	$356,940
2024	56,679
2025	6,264
2026	4,360
2027	5,444
Total	$429,687

Certificates of deposit with balances greater than or equal to $250,000 totaled $257.9 million and $109.6 million at December 31, 2022 and 2021, respectively. Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per account owner.

Interest expense by type of deposit is as follows:

(Dollars in thousands)	2022	2021
Savings	$949	$1,074
Certificates of deposit and money market	3,914	2,845
Checking and Super NOW	62	56
Total	$4,925	$3,975

At December 31, 2022 and 2021, overdrawn deposit accounts totaled $35,000 and $12,000, respectively, and have been reclassified as loans in the Consolidated Balance Sheets.

In the normal course of business, certain directors and executive officers (and their associated and affiliated parties) maintain deposit accounts with the Company totaling $3.9 million and $12.2 million at December 31, 2022 and 2021, respectively.

(12)Advances from the Federal Home Loan Bank

Federal Home Loan Bank advances are secured by a blanket pledge on the Bank’s assets not otherwise pledged. At December 31, 2022 and 2021, our credit line with the FHLB Des Moines was equal to 45% of the Bank’s total assets and we had the capacity to borrow an additional $769.1 million and $800.9 million, respectively.

During 2021, we restructured $20.0 million of FHLB advances which lowered the average cost of FHLB advances from 1.52% to 1.45%, and extended the average maturity date by 0.4 years. The restructuring was accounted for as a continuation of the existing borrowings with any prepayment fees recognized as an adjustment to the future cost of the restructured advances. There were no FHLB advances restructured in 2022.

Advances outstanding consisted of the following:

	December 31,
	2022		2021
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Due within one year	$24,000	1.27%	$—	—%
Due over 1 year to 2 years	82,000	1.40	24,000	1.27
Due over 2 years to 3 years	25,000	1.58	82,000	1.40
Due over 3 years to 4 years	10,000	1.97	25,000	1.58
Due over 4 years to 5 years	—	—	10,000	1.97
Total	$141,000	1.45%	$141,000	1.45%

(13) Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset. Securities sold under agreements to repurchase are summarized as follows:

	December 31, 2022		December 31, 2021
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
Over 1 year to 2 years	$5,000	1.81%	$—	—%
Over 2 years to 3 years	5,000	1.73	5,000	1.88
Over 3 years to 4 years	—	—	5,000	1.73
Total	$10,000	1.81%	$10,000	1.81%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at December 31, 2022. The amount at risk is the greater of the carrying value or fair value over the repurchase liability and refers to the potential loss to the Company if the secured lender fails to return the security at the maturity date of the agreement. All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government agencies or U.S. government-sponsored enterprises. The repurchase liability cannot exceed 90% of the fair value of securities pledged. In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$13,562	$11,351	$10,000	$3,562	24

(14)Offsetting of Financial Liabilities

Securities sold under agreements to repurchase are subject to a right of offset in the event of default. See Note 13, Securities Sold Under Agreements to Repurchase, for additional information.

			Net Amount of	Gross Amount Not Offset in the
	Gross Amount	Gross Amount	Liabilities	Balance Sheet
	of Recognized	Offset in the	Presented in the	Financial	Cash Collateral
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
December 31, 2022:
Securities sold under agreements to repurchase	$10,000	$—	$10,000	$10,000	$—	$—

December 31, 2021:
Securities sold under agreements to repurchase	$10,000	$—	$10,000	$10,000	$—	$—

(15)Income Taxes

Allocation of federal and state income taxes between current and deferred provisions is as follows:

(Dollars in thousands)	2022	2021
Current
Federal	$2,911	$4,466
State	1,317	1,602
	4,228	6,068
Deferred
Federal	990	205
State	100	100
	1,090	305
Total	$5,318	$6,373

The federal statutory corporate tax rate for the years ended December 31, 2022 and 2021 was 21%. A reconciliation of the tax provision based on the statutory corporate rate on pretax income and the provision for taxes as shown in the accompanying Consolidated Statements of Income is as follows:

(Dollars in thousands)	2022	2021
Income tax expense at statutory rate	$4,510	$4,999
Income tax effect of:
State income taxes, net of federal income tax benefits	1,079	1,274
Other tax-exempt income	(166)	(164)
Share-based compensation	9	1
Meal and entertainment expenses	49	54
Non-deductible executive compensation	119	127
Recovery on bank-owned life insurance	(216)	—
Other	(66)	82
Total income tax expense	$5,318	$6,373
Effective income tax rate	24.76%	26.78%

The components of income taxes payable (receivable) are as follows:

	December 31,
(Dollars in thousands)	2022	2021
Current taxes (receivable) payable:
Federal	$(519)	$245
State	1,357	1,618
	$838	$1,863
Deferred taxes (receivable) payable:
Federal	$(707)	$(1,112)
State	(936)	(815)
	$(1,643)	$(1,927)

The current federal tax receivable at December 31, 2022 is primarily due to a tax refund for bonus depreciation on assets acquired in 2022.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(Dollars in thousands)	2022	2021
Deferred tax assets:
Premises and equipment	$—	$473
Hawaii franchise tax	377	454
Allowance for loan losses	541	711
Employee benefit plans	2,714	2,703
Equity incentive plan	141	151
Deferred compensation	199	240
Net lease liability	212	203
Unrealized loss on securities available for sale	725	—
Other	16	44
	4,925	4,979
Deferred tax liabilities:
Deferred loan costs	2,601	2,654
Premises and equipment	254	—
FHLB stock dividends	125	126
Prepaid expense	226	186
Premiums on loans sold	76	86
	3,282	3,052
Net deferred tax assets	$1,643	$1,927

Deferred tax assets and liabilities at December 31, 2022 and 2021 were calculated using federal corporate tax rates of 21%.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. There was no valuation allowance for deferred tax assets as of December 31, 2022 and 2021.

(16)Employee Benefit Plans

The Company has a noncontributory defined benefit pension plan (Pension Plan) that covers certain employees with at least one year of service. The benefits are based on years of service and the employees’ compensation during the service period. The Company’s policy is to accrue the actuarially determined pension costs and to fund pension costs within regulatory guidelines. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprehensive income beginning in 2006 and amortized to net periodic benefit cost over future periods using the corridor method. The Company believes that the assumptions utilized in recording its obligations under the plan are reasonable based on its experience and market conditions.

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

The following table sets forth the status of the Pension Plan and SERP at the dates indicated:

	Pension Plan		SERP

	December 31,
(Dollars in thousands)	2022	2021	2022	2021
Accumulated benefit obligation at end of year	$15,865	$20,943	$9,947	$9,915
Change in projected benefit obligation:
Benefit obligation at beginning of year	$20,943	$24,130	$9,915	$9,866
Service cost (income)	118	105	(135)	(111)
Interest cost	597	547	179	177
Actuarial gain	(4,802)	(2,885)	—	—
Benefits paid	(990)	(954)	(11)	(17)
Benefit obligation at end of year	15,866	20,943	9,948	9,915
Change in plan assets:
Fair value of plan assets at beginning of year	23,125	21,151	—	—
Actual return on plan assets	(3,799)	2,928	—	—
Employer contributions	—	—	11	17
Benefits paid	(990)	(954)	(11)	(17)
Fair value of plan assets at end of year	18,336	23,125	—	—
Funded status at end of year	$2,470	$2,182	$(9,948)	$(9,915)
Amounts recognized in the Consolidated Balance Sheets:
Prepaid expenses and other assets (Accounts payable and accrued expenses)	$2,470	$2,182	$(9,948)	$(9,915)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$7,708	$7,401	$—	$—
Prior service cost	124	129	—	—
Accumulated other comprehensive loss, before tax	$7,832	$7,530	$—	$—

The accumulated benefit obligation experienced actuarial gains of $4.8 million and $2.9 million in 2022 and 2021, respectively. The actuarial gains are attributed to an increase in the discount rate used to calculate the benefit obligation. In 2021, the actuarial gain was also due to actual benefit payments, rather than estimated payments, used to calculate the benefit obligation.

The following table sets forth the changes recognized in accumulated other comprehensive loss for the years indicated:

	Pension Plan
	Year Ended December 31,
(Dollars in thousands)	2022	2021
Accumulated other comprehensive loss at beginning of year, before tax	$7,530	$12,222
Actuarial net loss (gain) arising during the period	517	(4,372)
Amortizations (recognized in net periodic benefit cost):
Actuarial loss	(210)	(315)
Prior service cost	(5)	(5)
Total recognized in other comprehensive loss	302	(4,692)
Accumulated other comprehensive loss at end of year, before tax	$7,832	$7,530

For the years ended December 31, 2022 and 2021, the following weighted average assumptions were used to determine benefit obligations at the end of the year:

	Pension Plan		SERP

	Year Ended December 31,
	2022	2021	2022	2021
Assumptions used to determine the year-end benefit obligations:
Discount rate	5.40%	2.90%	5.00%	5.00%
Rate of compensation increase	N/A	N/A	5.00%	5.00%

The dates used to determine retirement measurements for the Pension Plan were December 31, 2022 and 2021.

The Company’s investment strategy for the Pension Plan is to maintain a consistent rate of return with primary emphasis on capital appreciation and secondary emphasis on income to enhance the purchasing power of the plan’s assets over the long-term and to preserve capital. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate. Normal target allocations at December 31, 2022 were 55% domestic equity securities, 10% international equity securities and 35% bonds. Equity securities primarily include stocks, investment in exchange traded funds and large-cap, mid-cap and small-cap mutual funds. Bonds include U.S. Treasuries, mortgage-backed securities and corporate bonds of companies in diversified industries. Other types of investments include money market funds and savings accounts opened with the Company.

As of December 31, 2022 and 2021, the Pension Plan’s assets measured at fair value were classified as follows:

		Fair Value of Measurements at Report Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2022:
Cash	$1,452	$1,452	$—	$—
Equities	11,659	11,659	—	—
Mutual funds (1)	5,225	5,225	—	—
Total	$18,336	$18,336	$—	$—

December 31, 2021:
Cash	$1,017	$1,017	$—	$—
Equities	16,276	16,276	—	—
Mutual funds (1)	5,832	5,832	—	—
Total	$23,125	$23,125	$—	$—
(1)	This category includes mutual funds that invest in equities and bonds. The mutual fund managers have the ability to change the amounts invested in equities and bonds depending on their investment outlook.

Estimated future benefit payments reflecting expected future service at December 31, 2022 are as follows:

	Pension
(Dollars in thousands)	Plan	SERP
2023	$998	$—
2024	1,016	8,733
2025	1,153	125
2026	1,216	125
2027	1,233	125
2028 - 2032	6,166	624
Total	$11,782	$9,732

For the years ended December 31, 2022 and 2021, the following weighted average assumptions were used to determine net periodic benefit cost for the fiscal years shown:

	Pension Plan		SERP
	Year Ended December 31,
	2022	2021	2022	2021
Assumptions used to determine the net periodic benefit cost:
Discount rate	2.90%	2.50%	5.00%	5.03%
Expected return on plan assets	6.75	7.00	-	-
Rate of compensation increase	N/A	N/A	5.00	5.00

The components of net periodic benefit cost were as follows:

	Pension Plan		SERP

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2022	2021
Net periodic benefit (income) cost for the year:
Service cost (income)	$118	$105	$(135)	$(111)
Interest cost	597	547	179	177
Expected return on plan assets	(1,520)	(1,441)	—	—
Amortization of prior service cost	5	5	—	—
Recognized actuarial loss	210	315	—	—
Recognized curtailment loss	—	—	—	—
Net periodic benefit (income) cost for the year:	$(590)	$(469)	$44	$66

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

The Company does not expect to make any contributions to the Pension Plan or the SERP in 2023.

The Company also has a 401(k) defined contribution plan and profit sharing plan covering all employees after one year of service. The 401(k) plan provides for employer matching contributions, as determined by the Company, based on a percentage of employees’ contributions subject to a maximum amount defined in the plan agreement. The Company’s 401(k) matching contributions, based on 5% of employees’ contributions for 2022 and 2021 amounted to $64,000 and $66,000, respectively. The Company contributes to the profit sharing plan an amount determined by the Board of Directors. No contributions were made to the profit sharing plan for years ended December 31, 2022 and 2021.

(17)Employee Stock Ownership Plan

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity. The shares committed to be released are considered outstanding for earnings per share computations. Compensation expense recognized for the years ended December 31, 2022 and 2021 amounted to $1.1 million and $1.3 million, respectively.

Shares held by the ESOP trust were as follows:

	December 31,	December 31,
	2022	2021
Allocated shares	583,474	540,869
Unearned shares	293,598	342,531
Total ESOP shares	877,072	883,400
Fair value of unearned shares, in thousands	$7,049	$8,649

The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits. For the years ended December 31, 2022 and 2021, we accrued $144,000 and $99,000, respectively, for the ESOP restoration plan.

(18)Share-Based Compensation

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

(In thousands)	2022	2021
Compensation expense	$480	$351
Income tax benefit	131	96

Stock Options

The table below presents the stock option activity of the Company:

		Weighted		Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (years)	(in thousands)
Options outstanding at December 31, 2020	3,085	$23.62	1.67	$1
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at December 31, 2021	3,085	$23.62	0.67	$5
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	3,085	—	—	—
Options outstanding at December 31, 2022	—	$—	—	$—

Options vested and exercisable at December 31, 2022	—	$—	—	$—

As of December 31, 2022, the Company had no unrecognized compensation costs related to the stock option plan.

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

The table below presents the time-based restricted stock activity:

		Weighted
		Average Grant
	Restricted	Date Fair
	Stock	Value
Unvested at December 31, 2020	23,695	$24.24
Granted	10,849	26.67
Vested	11,336	25.81
Forfeited	—	—
Unvested at December 31, 2021	23,208	$24.61
Granted	12,013	23.77
Vested	11,557	24.68
Forfeited	—	—
Unvested at December 31, 2022	23,664	$24.15

During the year ended December 31, 2022, the Company issued 12,013 shares of time-vested restricted stock to certain members of executive management under the 2019 Equity Incentive Plan. The fair value of the restricted stock is based on the value of the Company’s stock on the date of grant. Time-vested restricted stock will vest over three years from the date of the grant.

As of December 31, 2022, the Company had $251,000 of unrecognized compensation costs related to time-vested restricted stock. The unrecognized compensation costs are expected to be recognized over a weighted average period of 1.6 years.

The table below presents the performance-based restricted stock units (PRSUs) that will vest on a performance condition:

	Performance-
	Based Restricted
	Stock Units	Weighted
	Based on a	Average Grant
	Performance	Date Fair
	Condition	Value
Unvested at December 31, 2020	40,585	$25.83
Granted	13,016	26.67
Vested	7,473	30.73
Forfeited	4,545	30.73
Unvested at December 31, 2021	41,583	$24.68
Granted	14,412	23.77
Vested	7,670	27.30
Forfeited	4,768	27.30
Unvested at December 31, 2022	43,557	$23.63

During the year ended December 31, 2022, the Company issued 14,412 PRSUs to certain members of executive management under the 2019 Equity Incentive Plan. These PRSUs will vest three years after they are granted after our Compensation Committee determines whether a performance condition that compares the Company’s return on average equity to the SNL Bank Index is achieved. Depending on the Company’s performance, the actual number of these PRSUs that are issued at the end of the vesting period can vary between 0% to 150% of the target award. For the PRSUs, an estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized. This estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period.

The fair value of these PRSUs is based on the fair value of the Company’s stock on the date of grant. As of December 31, 2022, the Company had $57,000 of unrecognized compensation costs related to these PRSUs. The unrecognized compensation costs are expected to be recognized over a weighted average period of 1.8 years. Performance will be measured over a three-year period and will be cliff vested.

The table below presents the PRSUs that will vest on a market condition:

	Performance-
	Based Restricted	Monte Carlo
	Stock Units	Valuation of
	Based on a	the Company's
	Market Condition	Stock
Unvested at December 31, 2020	10,147	$24.69
Granted	3,254	25.94
Vested	1,628	28.32
Forfeited	1,377	28.32
Unvested at December 31, 2021	10,396	$24.03
Granted	3,603	24.42
Vested	—	—
Forfeited	3,110	24.45
Unvested at December 31, 2022	10,889	$24.04

During the year ended December 31, 2022, the Company issued 3,603 of PRSUs to certain members of executive management under the 2019 Equity Incentive Plan. These PRSUs will vest three years after they are granted after our Compensation Committee determines whether a market condition that compares the Company’s total stock return to the SNL Bank Index is achieved. The number of shares that will be expensed will not be adjusted for performance and will be cliff vested. The market condition is measured quarterly by comparing the Company’s three-year average total stock return to a peer group of other banks. The Company’s percentile ranking in the peer group determines how many PRSUs will vest. The fair value of these PRSUs is based on a Monte Carlo valuation of the Company’s stock on the date of grant. The assumptions which were used in the Monte Carlo valuation of the PRSUs are:

Grant date: April 4, 2022

Performance period: January 1, 2022 to December 31, 2024

2.74 year risk-free rate on grant date: 2.56%

December 31, 2021 closing price: $25.25

Closing stock price on date of grant: $23.77

Annualized volatility (based on 2.74 year historical volatility as of the grant date): 38.2%

As of December 31, 2022, the Company had $241,000 of unrecognized compensation costs related to the PRSUs that are based on a market condition. The unrecognized compensation costs are expected to be recognized over a weighted average period of 1.8 years.

(19)Earnings Per Share

The table below presents the information used to compute basic and diluted earnings per share:

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2022	2021
Net income	$16,156	$17,430
Income allocated to participating securities	(98)	(75)
Net income available to common shareholders	$16,058	$17,355

Weighted-average number of shares used in:
Basic earnings per share	8,865,946	9,059,204
Dilutive common stock equivalents:
Stock options and restricted stock units	54,768	51,131
Diluted earnings per share	8,920,714	9,110,335

Net income per common share, basic	$1.81	$1.92
Net income per common share, diluted	$1.80	$1.90

(20)Other Comprehensive Loss

The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes:

	Unfunded	Unrealized
	Pension	(Gain)/Loss on
(Dollars in thousands)	Liability	Securities	Total
December 31, 2022:
Balances at beginning of year	$5,524	$—	$5,524
Other comprehensive loss, net of taxes	222	1,998	2,220
Net current period other comprehensive loss	222	1,998	2,220
Balances at end of year	$5,746	$1,998	$7,744

December 31, 2021:
Balances at beginning of year	$8,967	$(276)	$8,691
Other comprehensive (income) loss, net of taxes	(3,443)	3	(3,440)
Amounts reclassified from other comprehensive income, net of taxes	—	273	273
Net current period other comprehensive (income) loss	(3,443)	276	(3,167)
Balances at end of year	$5,524	$—	$5,524

The table below presents the tax effect on each component of other comprehensive income and loss:

	Year Ended December 31,
	2022			2021
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unfunded pension liability	$302	$(80)	$222	$(4,692)	$1,249	$(3,443)
Unrealized loss on securities	2,723	(725)	1,998	4	(1)	3
Amount reclassified from other comprehensive income	—	—	—	373	(100)	273
Total	$3,025	$(805)	$2,220	$(4,315)	$1,148	$(3,167)

(21)Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on an individual basis. The Company’s policy is to require suitable collateral, primarily real estate, to be provided by customers prior to disbursement of approved loans. At December 31, 2022 and 2021, the Company had loan commitments aggregating to $1.2 million (interest rates from 5.250% to 5.500%) and $11.3 million (interest rates from 1.875% to 2.875%), respectively, primarily consisting of fixed-rate residential first mortgage loans. In addition to commitments to originate loans, at December 31, 2022 and 2021, the Company had $14.4 million and $15.4 million, respectively, in unused lines of credit to borrowers.

The Company is required by the Federal Reserve Bank to maintain reserves based on the amount of deposits held. Effective March 25, 2020 the Federal Reserve Bank lowered the reserve requirement to zero percent, therefore, there were no required reserve balances as of December 31, 2022 and 2021.

(22)Regulatory Capital and Supervision

Territorial Savings Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. The Company is not subject to regulatory capital requirements because its total assets are less than $3.0 billion. At December 31, 2022 and 2021, Territorial Savings Bank exceeded all of the fully-phased in regulatory captial requirments and is considered to be “well capitalized” under regulatory guidelines. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

The tables below presents the fully-phased in capital required to be considered “well-capitalized” and meet the regulatory capital conservation buffer requirement as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for Territorial Savings Bank and the Company at December 31, 2022 and 2021:

(Dollars in thousands)	Required Ratio	Actual Amount	Actual Ratio
December 31, 2022:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$235,408	10.87%
Territorial Bancorp Inc.		$264,295	12.21%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$235,408	25.98%
Territorial Bancorp Inc.		$264,295	29.16%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$235,408	25.98%
Territorial Bancorp Inc.		$264,295	29.16%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$237,488	26.20%
Territorial Bancorp Inc.		$266,375	29.39%

December 31, 2021:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$235,785	11.09%
Territorial Bancorp Inc.		$261,846	12.31%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$235,785	26.47%
Territorial Bancorp Inc.		$261,846	29.40%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$235,785	26.47%
Territorial Bancorp Inc.		$261,846	29.40%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$238,515	26.78%
Territorial Bancorp Inc.		$264,576	29.70%
(1)	The required Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios are based on the fully-phased in capital ratios in the Basel III capital regulations plus the 2.50% capital conservation buffer.

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

At December 31, 2022 and 2021, the Bank’s capital ratios exceeded the minimum capital thresholds for a “well-capitalized” institution. There are no conditions or events that have changed the institution’s category under the capital guidelines.

Depending on the amount of dividends to be paid, the Bank is required to either notify or make application to the Federal Reserve Bank before dividends are paid to the Company.

Legislation enacted in 2018 requires the federal banking agencies, including the Federal Reserve Board, to establish a “community bank leverage ratio” between 8% to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion. Institutions with capital meeting the specified requirements and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk based requirements. The federal regulators have adopted 9% as the applicable ratio, effective March 31, 2020, and temporarily reduced the ratio to 8% as a result of the CARES Act, transitioning back to 9% effective January 1, 2022. We have not elected to follow the alternative framework.

(23)Contingencies

The Company is involved in various claims and legal actions arising out of the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s Consolidated Balance Sheets or Consolidated Statements of Income.

(24)Revenue Recognition

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

Revenue from contracts with customers is reported in service and other fees and in other noninterest income in the Consolidated Statements of Income. The table below reconciles the revenue from contracts with customers and other revenue reported in those line items:

	Service and
(Dollars in thousands)	Other Fees	Other	Total
Year ended December 31, 2022
Revenue from contracts with customers	$1,276	$221	$1,497
Other revenue	140	1,783	1,923
Total	$1,416	$2,004	$3,420

Year ended December 31, 2021
Revenue from contracts with customers	$2,330	$177	$2,507
Other revenue	133	550	683
Total	$2,463	$727	$3,190

(25)Leases

The table below presents lease costs and other information for the years indicated:

	Year Ended
	December 31,
(Dollars in thousands)	2022	2021
Lease costs:
Operating lease costs	$2,991	$3,398
Short-term lease costs	296	47
Variable lease costs	165	156
Total lease costs	$3,452	$3,601

Cash paid for amounts included in measurement of lease liabilities	$3,193	$3,372
ROU assets obtained in exchange for new operating lease liabilities	$7,462	$4,060

At December 31, 2022, future minimum rental commitments under noncancellable operating leases are as follows:

(Dollars in thousands)
2023	$2,894
2024	2,757
2025	2,137
2026	1,974
2027	1,896
Thereafter	10,995
Total	22,653
Less lease incentives to be received in 2023	(4,996)
Less present value discount	(2,362)
Present value of leases	$15,295

The table below presents other lease related information:

	December 31,	December 31,
	2022	2021
Weighted-average remaining lease term (years)	8.88	5.93
Weighted-average discount rate	2.03%	1.83%

The Company leased to a tenant certain property that it owns under a non-cancelable lease that expired during 2021. The Company continues to rent to the tenant on a month-to-month basis. Rental income comprised of minimum rentals for 2022 and 2021 was approximately $110,000 for each year.

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

Investment Securities Available for Sale. The estimated fair values of mortgage-backed securities issued by U.S. government-sponsored enterprises are considered Level 2 inputs because the valuation for investment securities utilized pricing models that varied based on asset class and included trade, bid and other observable market information.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Cash and cash equivalents	$40,553	$40,553	$40,553	$—	$—
Investment securities available for sale	20,821	20,821	—	20,821	—
Investment securities held to maturity	717,773	591,084	—	591,084	—
Loans receivable, net	1,294,764	1,180,840	—	—	1,180,840
FHLB stock	8,197	8,197	—	8,197	—
FRB stock	3,170	3,170	—	3,170	—
Accrued interest receivable	6,115	6,115	23	1,497	4,595

Liabilities
Deposits	1,716,152	1,708,612	—	1,286,465	422,147
Advances from the Federal Home Loan Bank	141,000	133,145	—	133,145	—
Securities sold under agreements to repurchase	10,000	9,440	—	9,440	—
Accrued interest payable	701	701	—	33	668

December 31, 2021
Assets
Cash and cash equivalents	$99,859	$99,859	$99,859	$—	$—
Investment securities held to maturity	636,442	634,987	—	634,987	—
Loans receivable, net	1,302,824	1,314,609	—	—	1,314,609
FHLB stock	8,173	8,173	—	8,173	—
FRB stock	3,158	3,158	—	3,158	—
Accrued interest receivable	5,786	5,786	16	1,126	4,644
Interest rate contracts	9	9	—	9	—

Liabilities
Deposits	1,681,828	1,682,078	—	1,456,773	225,305
Advances from the Federal Home Loan Bank	141,000	141,867	—	141,867	—
Securities sold under agreements to repurchase	10,000	10,143	—	10,143	—
Accrued interest payable	35	35	—	34	1
Interest rate contracts	9	9	—	9	—

At December 31, 2022 and 2021, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the Consolidated Financial Statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

December 31, 2022
Investment securities available for sale	$—	$20,821	$—	$20,821

December 31, 2021
Interest rate contracts — assets	$—	$9	$—	$9
Interest rate contracts — liabilities	—	(9)	—	(9)

There were no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2022 or 2021.

(27)Parent Company Only

Presented below are the condensed balance sheets, statements of income, and statements of cash flows for Territorial Bancorp Inc.

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2022	2021
Assets
Cash	$28,515	$25,532
Investment in Territorial Savings Bank	227,663	230,261
Receivable from Territorial Savings Bank	408	566
Prepaid expenses and other assets	105	132
Total assets	$256,691	$256,491
Liabilities and Equity
Other liabilities	$141	$170
Equity	256,550	256,321
Total liabilities and equity	$256,691	$256,491

Condensed Statements of Income

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021
Interest and dividend income:
Dividends from Territorial Savings Bank	$17,500	$22,000
Interest-earning deposit with Territorial Savings Bank	4	5
Total interest and dividend income	17,504	22,005

Noninterest expense:
Salaries	42	43
Other general and administrative expenses	656	998
Total noninterest expense	698	1,041

Income before income taxes and equity in undistributed earnings in subsidiaries	16,806	20,964
Income taxes	(209)	(288)
Income before equity in undistributed earnings in subsidiaries	17,015	21,252
Equity in undistributed earnings of Territorial Savings Bank, net of dividends	(859)	(3,822)
Net income	$16,156	$17,430

Condensed Statements of Cash Flows

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$16,156	$17,430
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Territorial Savings Bank, net of dividends	859	3,822
Net decrease in prepaid expenses and other assets	1,275	1,762
Net decrease in other liabilities	(263)	(366)
Net cash provided by operating activities	18,027	22,648

Cash flows from investing activities:
Investment in Territorial Savings Bank	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:
Repurchases of common stock	(5,973)	(5,000)
Cash dividends paid	(9,071)	(10,224)
Net cash used in financing activities	(15,044)	(15,224)
Net increase in cash	2,983	7,424
Cash at beginning of the period	25,532	18,108
Cash at end of the period	$28,515	$25,532

(28)Subsequent Events

On January 26, 2023, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.23 per share of common stock. The dividend was paid on February 23, 2023 to stockholders of record as of February 9, 2023.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2022. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2022, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.

ITEM 9B.	Other Information

None.

ITEM 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the captions “Proposal 1—Election of Directors,” “Information About Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance—Code of Ethics and Business Conduct,” “Nominating and Corporate Governance Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance— Committees of the Board of Directors” and “Audit Committee Report” is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the caption “Executive Compensation” is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the caption “Stock Ownership” is incorporated herein by reference. Information with respect to the security ownership of our directors and executive officers is included above in “Item 10. Directors, Executive Officers and Corporate Governance,” and is incorporated herein by reference.

Equity Compensation Plan Information

Set forth below is information as of December 31, 2022 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-average	Share-based
	Be Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(excluding securities
	Warrants and Rights	Warrants and Rights	reflected in first column)
Equity compensation plans approved by security holders (1)	—	$—	146,347
(1)	Reflects stock options only.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the captions “Transactions with Certain Related Persons” and “Proposal 1 — Election of Directors” is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the captions “Proposal 2—Ratification of Independent Registered Public Accounting Firm—Audit Fees” and “—Pre-Approval of Services by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)Financial Statements

The following documents are filed as part of this annual report:

(i)	Report of Independent Registered Public Accounting Firm (Moss Adams LLP, Portland, Oregon, PCAOB ID:659)
(ii)	Consolidated Balance Sheets at December 31, 2022 and 2021
(iii)	Consolidated Statements of Income for the years ended December 31, 2022 and 2021
(iv)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021
(v)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022 and 2021
(vi)	Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
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
101

The following financial statements from Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 17, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

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

TERRITORIAL BANCORP INC.

Date: March 17, 2023	By:	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Allan S. Kitagawa	Chairman of the Board,	March 17, 2023
Allan S. Kitagawa	President and Chief
Executive Officer (Principal
Executive Officer)

/s/ Melvin M. Miyamoto	Executive Vice President and	March 17, 2023
Melvin M. Miyamoto	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Kirk W. Caldwell	Director	March 17, 2023
Kirk W. Caldwell

/s/ Howard Y. Ikeda	Director	March 17, 2023
Howard Y. Ikeda

/s/ Jennifer A. Isobe	Director	March 17, 2023
Jennifer A. Isobe

/s/ John M. Ohama	Director	March 17, 2023
David S. Murakami

/s/ Jan M. Sam	Director	March 17, 2023
Jan M. Sam

/s/ Francis E. Tanaka	Director	March 17, 2023
Francis E. Tanaka