Form 10-Q
period 2023-03-31
Territorial Bancorp Inc.
filed 2023-05-12
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 8,924,931 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of April 30, 2023.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	March 31,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$84,860	$40,553
Investment securities available for sale, at fair value	21,073	20,821
Investment securities held to maturity, at amortized cost (fair value of $602,045 and $591,084 at March 31, 2023 and December 31, 2022, respectively)	715,601	717,773
Loans receivable, net	1,291,310	1,294,764
Federal Home Loan Bank stock, at cost	12,444	8,197
Federal Reserve Bank stock, at cost	3,177	3,170
Accrued interest receivable	6,128	6,115
Premises and equipment, net	7,422	7,599
Right-of-use asset, net	13,901	14,498
Bank-owned life insurance	47,986	47,783
Deferred income tax assets, net	2,097	1,643
Prepaid expenses and other assets	6,828	6,676
Total assets	$2,212,827	$2,169,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,661,973	$1,716,152
Advances from the Federal Home Loan Bank	246,000	141,000
Securities sold under agreements to repurchase	10,000	10,000
Accounts payable and accrued expenses	22,453	24,180
Lease liability	14,720	15,295
Income taxes payable	1,034	838
Advance payments by borrowers for taxes and insurance	2,886	5,577
Total liabilities	1,959,066	1,913,042

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 9,006,551 and 9,071,076 shares at March 31, 2023 and December 31, 2022, respectively	90	91
Additional paid-in capital	50,556	51,825
Unearned ESOP shares	(2,814)	(2,936)
Retained earnings	213,336	215,314
Accumulated other comprehensive loss	(7,407)	(7,744)
Total stockholders’ equity	253,761	256,550
Total liabilities and stockholders’ equity	$2,212,827	$2,169,592

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Interest income:
Loans	$11,454	$11,357
Investment securities	4,540	3,423
Other investments	727	176
Total interest income	16,721	14,956

Interest expense:
Deposits	3,530	597
Advances from the Federal Home Loan Bank	1,054	511
Securities sold under agreements to repurchase	46	44
Total interest expense	4,630	1,152

Net interest income	12,091	13,804
Reversal of provision for credit losses	(100)	(168)

Net interest income after reversal of provision for credit losses	12,191	13,972

Noninterest income:
Service and other fees	310	341
Income on bank-owned life insurance	203	197
Net gain on sale of loans	1	18
Other	75	1,097
Total noninterest income	589	1,653

Noninterest expense:
Salaries and employee benefits	5,404	5,613
Occupancy	1,623	1,594
Equipment	1,312	1,196
Federal deposit insurance premiums	245	141
Other general and administrative expenses	1,029	1,054
Total noninterest expense	9,613	9,598

Income before income taxes	3,167	6,027
Income taxes	851	1,317
Net income	$2,316	$4,710

Basic earnings per share	$0.26	$0.52
Diluted earnings per share	$0.26	$0.52
Cash dividends declared per common share	$0.23	$0.23
Basic weighted-average shares outstanding	8,774,634	8,980,135
Diluted weighted-average shares outstanding	8,806,744	9,014,454

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net income	$2,316	$4,710

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	337	(103)
Total other comprehensive income (loss), net of tax	337	(103)
Comprehensive income	$2,653	$4,607

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

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

						Accumulated
	Common		Additional	Unearned		Other	Total
	Shares	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Shares	Earnings	Loss	Equity
Balances at December 31, 2022	9,071,076	$91	$51,825	$(2,936)	$215,314	$(7,744)	$256,550

Net income	—	—	—	—	2,316	—	2,316
Other comprehensive income	—	—	—	—	—	337	337
Cumulative change in accounting principle (1)					(2,319)		(2,319)
Cash dividends declared ($0.23 per share)	—	—	—	—	(1,975)	—	(1,975)
Share-based compensation	4,540	—	(42)	—	—	—	(42)
Allocation of 12,234 ESOP shares	—	—	159	122	—	—	281
Repurchase of shares of common stock	(69,065)	(1)	(1,386)	—	—	—	(1,387)

Balances at March 31, 2023	9,006,551	$90	$50,556	$(2,814)	$213,336	$(7,407)	$253,761

(1) Represents the impact of the adoption of Accounting Standards Update 2016-13. See Note 6 to the consolidated financial statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$2,316	$4,710
Adjustments to reconcile net income to net cash used in operating activities:
Reversal of provision for credit losses	(100)	(168)
Depreciation and amortization	292	317
Deferred income tax expense	266	232
(Accretion) amortization of fees, discounts, and premiums, net	(90)	43
Amortization of right-of-use asset	716	700
Origination of loans held for sale	(355)	(3,032)
Proceeds from sales of loans held for sale	356	1,988
Gain on sale of loans, net	(1)	(7)
ESOP expense	281	304
Share-based compensation expense	(42)	134
Net increase in accrued interest receivable	(13)	(63)
Net increase in bank-owned life insurance	(203)	(197)
Net increase in prepaid expenses and other assets	(154)	(5,661)
Net decrease in accounts payable and accrued expenses	(1,661)	(233)
Net decrease in lease liability	(694)	(702)
Net decrease in advance payments by borrowers for taxes and insurance	(2,691)	(2,649)
Net increase in income taxes payable	196	610

Net cash used in operating activities	(1,581)	(3,674)

Cash flows from investing activities:
Purchases of investment securities held to maturity	(6,693)	(46,832)
Purchases of investment securities available for sale	—	(5,408)
Principal repayments on investment securities held to maturity	8,879	19,403
Principal repayments on investment securities available for sale	220	—
Principal repayments on loans receivable, net of loan originations	409	7,680
Purchases of Federal Home Loan Bank stock	(5,087)	(24)
Proceeds from redemption of Federal Home Loan Bank stock	840	—
Purchases of Federal Reserve Bank stock	(7)	(5)
Proceeds from bank-owned life insurance	—	4,431
Purchases of premises and equipment	(116)	(138)

Net cash used in investing activities	(1,555)	(20,893)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	2023	2022
Cash flows from financing activities:
Net decrease in deposits	$(54,179)	$(6,260)
Proceeds from advances from the Federal Home Loan Bank	126,000	—
Repayments of advances from the Federal Home Loan Bank	(21,000)	—
Repurchases of common stock	(1,345)	(1,135)
Cash dividends paid	(2,033)	(2,113)

Net cash provided by (used in) financing activities	47,443	(9,508)

Net change in cash and cash equivalents	44,307	(34,075)

Cash and cash equivalents at beginning of the year	40,553	99,859

Cash and cash equivalents at end of the year	$84,860	$65,784

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$4,318	$1,141
Income taxes	390	475

Supplemental disclosure of noncash investing and financing activities:
Company stock repurchased through stock swap and net settlement transactions	$43	$194
Establishment of right-of-use asset, net of incentives and modifications	118	4,798
Establishment of lease liability, net of modifications	118	4,798

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

(2)    Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Territorial Bancorp Inc. have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim condensed consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed as part of the Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments necessary for a fair presentation have been made and consist only of normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

(b)	Allowance of Credit Losses (ACL) on Loans and Securities

The current expected credit losses (CECL) accounting standard requires an estimate of the credit losses expected over the life of the financial instrument. CECL replaces the incurred loss approach that delayed the recognition of a credit loss until it was probable and a loss event occurred.

The estimate of expected credit losses is based on information about past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial instruments. Historical loss experience is generally the starting point for estimating expected credit losses. The Company considers whether the historical loss experience should be adjusted for asset specific risk characteristics or current conditions at the reporting date that did not exist over the historical reporting period. These qualitative adjustment can include changes in the economy, loan underwriting standards, and delinquency trends. The Company then considers future economic conditions as part of the one year reasonable and supportable forecast period.

The Bank’s loan portfolio is segmented into three pools: real estate, commercial and consumer loans. Only three pools are used to segment the Bank’s loan portfolio because they share the same risk characteristics and were originated using similar underwriting standards. Loans that do not share similar risk characteristics would be evaluated on an individual basis and excluded from the collective evaluation.

The real estate pool consists primarily of residential mortgage loans secured by real estate in Hawaii. These loans have fixed interest rates, loan terms of up to 30 years, and were originated using similar loan terms. The commercial loan pool consists of business loans. The consumer loan pool consists primarily of home equity lines of credit secured by real estate in Hawaii.

The ACL on loans is estimated by calculating the total present value of expected cash flows discounted by the loan’s effective interest rate. The expected cash flows includes estimates of loan charge-offs and recoveries, loan prepayments, and credit utilization. The expected cash flows on the loans are adjusted using forecasts of economic variables which have a strong correlation with loan charge-offs and recoveries, prepayments, and credit utilization during the one year reasonable and supportable forecast period. After the reasonable and supportable forecast period, the historical reversion rate is used to calculate loan charge-offs and recoveries, prepayments, and credit utilization. The reversion rate is based on historical averages. Qualitative adjustments may be made to account for current conditions and forward looking events not captured in the historical information.

The ACL is calculated on a loan by loan basis. If the loan’s amortized cost basis is less than the total present value of cash flows calculated using a discounted cash flow approach, the ACL is equal to the amortized cost basis minus the total present value of cash flows on the loan discounted by the loan’s effective interest rate. Charge-offs to the ACL are made when management determines that the collectability of all or a portion of a loan is doubtful and available collateral is insufficient to repay the loan.

A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For loans which are considered to be collateral-dependent, the Company has elected to estimate the expected credit loss based on the fair value of the collateral less selling costs. If the fair value of the collateral less selling costs is less than the loan’s fair value, the Company records a partial charge-off to reduce the loan’s amortized cost basis for the difference between the collateral fair value less selling costs and the amortized cost basis.

Loans receivable are stated at amortized cost which includes the principal amount outstanding, less the allowance for credit losses, deferred loan origination fees and costs, commitment fees, and cumulative net charge-offs. Interest income on loans receivable is accrued as earned.

The Company has a policy of placing loans on a nonaccrual basis when 90 days or more contractually delinquent or when, in the opinion of management, collection of all or part of the principal balance appears doubtful, unless the loans are well secured and in the process of collection. When a loan is placed on nonaccrual status, all interest previously accrued and not collected is reversed against current period interest income. For nonaccrual loans, the Company records payments received as a reduction in principal. A nonaccrual loan may be restored to an accrual basis when principal and interest payments are current and full payment of principal and interest is expected.

Accrued interest receivable on loans was $4.5 million as of March 31, 2023 and is included in Accrued interest receivable on the Consolidated Balance Sheet.

The Company is required to utilize the CECL methodology to estimate expected credit losses with respect to held-to-maturity (HTM) investment securities. Since all of the Company’s HTM investment securities were issued by U.S. government agencies or U.S. government sponsored enterprises, which include the explicit and/or implicit guarantee of the U.S. government and have a long history of no credit losses, the Company did not record a credit loss on these securities. The unrealized losses on these securities were due to changes in interest rates, relative to when the securities were purchased, and are not due to decreases in the credit quality of the securities.

Available for sale (AFS) investment securities in an unrealized loss position are evaluated for impairment. The Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the investment securities amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the investment security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income.

Changes in the ACL are recorded as a provision for (or reversal of) credit losses. Losses are charged against the ACL when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Since all of the Company’s AFS investment securities were issued by U.S. government agencies or U.S. government sponsored enterprises and include the explicit and/or implicit guarantee of the U.S. government, the Company did not record a credit loss on these securities. The unrealized loss on AFS securities were due to changes in interest rates, relative to when the securities were purchased. Management has concluded that the long history with no credit losses from these issuers indicates an expectation that nonpayment of the amortized cost basis is zero and an ACL was not recorded.

(3)      Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU changes the threshold for recognizing losses from a “probable” to an “expected” model. The new model is referred to as the current expected credit loss model and applies to loans, leases, held-to-maturity investments, loan commitments, and financial guarantees. The standard requires the measurement of all expected credit losses for financial assets as of the reporting date (including historical experience, current conditions, and reasonable and supportable forecasts) and enhanced disclosures that will help financial statement users understand the estimates and judgments used in estimating credit losses and evaluating the credit quality of an organization’s portfolio. The amendment was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued an update that delays the effective date of the amendment for smaller reporting companies, as defined by the Securities and Exchange Commission, to fiscal years beginning after December 15, 2022. The Company is a smaller reporting company. The Company adopted the standard on January 1, 2023, and applied the standard’s provisions as a cumulative-effect adjustment to retained earnings as of January 1, 2023. Upon adoption of the standard, the Company recorded a $3.2 million increase to the reserve for credit losses, which resulted in a $2.3 million after-tax decrease to retained earnings as of January 1, 2023. The tax effect resulted in an increase to deferred tax assets.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the accounting guidance for loans modified as troubled debt restructurings by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the ASU requires public business entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. This ASU was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, upon the Company’s adoption of the amendments in ASU 2016-13. The Company adopted the standard on January 1, 2023, and it did not have a material effect on the Company’s consolidated financial statements.

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

(4)      Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Cash and due from banks	$11,782	$9,722
Interest-earning deposits in other banks	73,078	30,831
Cash and cash equivalents	$84,860	$40,553

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank of San Francisco.

(5)      Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and related ACL of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	ACL
March 31, 2023:
Available-for-sale:
Mortgage-backed securities issued by U.S. government-sponsored enterprises	$23,337	$—	$(2,264)	$21,073	$—
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	715,601	80	(113,636)	602,045	—

Total	$738,938	$80	$(115,900)	$623,118	$—

December 31, 2022:
Available-for-sale:
Mortgage-backed securities issued by U.S. government-sponsored enterprises	$23,544	$—	$(2,723)	$20,821	$—
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	717,773	62	(126,751)	591,084	—

Total	$741,317	$62	$(129,474)	$611,905	$—

The amortized cost and estimated fair value of investment securities by maturity date at March 31, 2023 are shown below. Incorporated in the maturity schedule are mortgage-backed securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Available-for-sale:
Due after 10 years	$23,337	$21,073
Total	$23,337	$21,073

Held-to-maturity:
Due within 5 years	$19	$19
Due after 5 years through 10 years	9	8
Due after 10 years	715,573	602,018
Total	$715,601	$602,045

The Company did not sell any held-to-maturity or available-for-sale securities during the three months ended March 31, 2023 and 2022.

Investment securities with amortized costs of $241.5 million and $272.8 million at March 31, 2023 and December 31, 2022, respectively, were pledged to secure deposits made by state and local governments, securities sold under agreements to repurchase, transaction clearing accounts, and Federal Reserve Bank borrowings. The Company did not have any outstanding borrowings at the Federal Reserve Bank at March 31, 2023 or December 31, 2022.

Provided below is a summary of investment securities which were in an unrealized loss position at March 31, 2023 and December 31, 2022. The Company does not intend to sell securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
March 31, 2023:
Available-for-sale:
Mortgage-backed securities issued by U.S. government-sponsored enterprises	$4,414	$(250)	$16,659	$(2,014)	4	$21,073	$(2,264)
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	92,902	(3,738)	502,468	(109,898)	150	595,370	(113,636)

Total	$97,316	$(3,988)	$519,127	$(111,912)	154	$616,443	$(115,900)
December 31, 2022:
Available-for-sale:
Mortgage-backed securities issued by U.S. government sponsored enterprises	$20,821	$(2,723)	$—	$—	4	$20,821	$(2,723)
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	210,128	(22,209)	377,418	(104,542)	148	587,546	(126,751)

Total	$230,949	$(24,932)	$377,418	$(104,542)	152	$608,367	$(129,474)

Mortgage-Backed Securities. The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates subsequent to purchase. All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. Since the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not intend to sell these investments until maturity, and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2023 and December 31, 2022. Securities that are issued or contain collateral issues by U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee from the U.S. government, have a long history of no credit losses and are widely recognized as “risk free.” Therefore, no allowance for credit losses was recorded for these securities as of March 31, 2023.

(6)      Loans Receivable and Allowance for Credit Losses

The components of loans receivable, net of allowance for credit losses (ACL) under ASC 326 as of March 31, 2023 and net of allowance for credit losses under ASC 310 as of December 31, 2022 are as follows:

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Real estate loans:
First mortgages:
One- to four-family residential	$1,253,020	$1,253,558
Multi-family residential	6,239	6,448
Construction, commercial, and other	24,587	23,903
Home equity loans and lines of credit	6,303	6,426
Total real estate loans	1,290,149	1,290,335
Other loans:
Loans on deposit accounts	241	216
Consumer and other loans	8,087	8,381
Total other loans	8,328	8,597
Less:
Net unearned fees and discounts	(2,040)	(2,136)
Allowance for credit losses	(5,127)	(2,032)
Total unearned fees, discounts, and allowance for credit losses	(7,167)	(4,168)
Loans receivable, net	$1,291,310	$1,294,764

The table below presents the activity in the allowance for credit losses by portfolio segment:

			Home
			Equity
			Loans and
	Real	Commercial	Lines of	Consumer
(Dollars in thousands)	Estate	Loans	Credit	Loans	Unallocated	Totals
Three months ended March 31, 2023:
Balance, beginning of period	$1,263	$434	$1	$75	$259	$2,032
Adoption of ASU No. 2016-13	3,393	71	(1)	5	(259)	3,209
(Reversal of provision) provision for credit losses	(27)	(88)	—	15	—	(100)
	4,629	417	—	95	—	5,141
Charge-offs	—	—	—	(15)	—	(15)
Recoveries	—	—	—	1	—	1
Net charge-offs	—	—	—	(14)	—	(14)
Balance, end of period	$4,629	$417	$—	$81	$—	$5,127

		Construction,	Home
		Commercial,	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended March 31, 2022:
Balance, beginning of period	$1,814	$435	$1	$89	$330	$2,669
(Reversal of provision) provision for credit losses	(180)	(1)	—	45	(32)	(168)
	1,634	434	1	134	298	2,501
Charge-offs	—	—	—	(42)	—	(42)
Recoveries	—	—	—	—	—	—
Net charge-offs	—	—	—	(42)	—	(42)
Balance, end of period	$1,634	$434	$1	$92	$298	$2,459

The table below presents the balance in the allowance for credit losses and the recorded investment in loans, net of unearned fees and discounts, by portfolio segment, and based on impairment method as of December 31, 2022, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13:

		Construction,	Home
		Commercial,	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals

December 31, 2022:
Allowance for credit losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,263	434	1	75	259	2,032
Total ending allowance balance	$1,263	$434	$1	$75	$259	$2,032

Loans:
Ending loan balance:
Individually evaluated for impairment	$2,693	$—	$16	$—	$6	$2,715
Collectively evaluated for impairment	1,255,300	23,775	6,411	8,595	—	1,294,081
Total ending loan balance	$1,257,993	$23,775	$6,427	$8,595	$6	$1,296,796

The table below presents the balance of impaired loans individually evaluated for impairment by class of loans as of December 31, 2022, in accordance with ASC 310 prior to the adoption of ASU 2016-13:

		Unpaid
	Recorded	Principal
(Dollars in thousands)	Investment	Balance
December 31, 2022:
With no related allowance recorded:
One- to four-family residential mortgages	$2,693	$3,209
Home equity loans and lines of credit	16	30
Consumer Loans	6	6
Total	$2,715	$3,245

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans as of March 31, 2022, in accordance with ASC 310 prior to the adoption of ASU 2016-13:

	For the Three Months Ended
	March 31, 2022
	Average	Interest
	Recorded	Income
(Dollars in thousands)	Investment	Recognized
With no related allowance recorded:
One- to four-family residential mortgages	$3,782	$7
Home equity loans and lines of credit	18	—
Total	$3,800	$7

There were no loans individually evaluated for impairment with a related allowance for credit loss as of December 31, 2022. At December 31, 2022, loans individually evaluated for impairment do not have an allocated allowance for credit losses because they are written down to fair value at the time of impairment. At December 31, 2022, an impaired loan would also not have an allocated allowance if the value of the property securing the loan, less the cost to sell the property, is greater than the loan balance.

The Company primarily uses the aging of loans and accrual status to monitor the credit quality of its loan portfolio. The table below presents by credit quality indicator, loan class and year of origination, the amortized cost basis of the Company’s loans as of March 31, 2023.

							Revolving Loans
	Amortized Cost of Term Loans by Origination Year						Amortized
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
March 31, 2023:
Commercial
30 - 59 days past due	$—	$—	$—	$—	$—	$—	$—	$—
60 - 89 days past due	—	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—	—
Loans not past due	—	396	4,952	—	228	1,171	1,218	7,965
Total Commercial	—	396	4,952	—	228	1,171	1,218	7,965

Consumer
30 - 59 days past due	1	—	—	—	—	—	—	1
60 - 89 days past due	—	3	—	—	—	—	—	3
90 days or more past due	—	—	—	—	—	—	—	—
Loans not past due	78	113	39	88	29	48	5,324	5,719
Total Consumer	79	116	39	88	29	48	5,324	5,723

Real Estate
30 - 59 days past due	—	—	—	—	—	874	—	874
60 - 89 days past due	—	—	—	—	—	51	—	51
90 days or more past due	—	—	—	—	140	827	—	967
Loans not past due	19,531	132,417	290,917	191,102	95,150	551,740	—	1,280,857
Total Real Estate	19,531	132,417	290,917	191,102	95,290	553,492	—	1,282,749

Total	$19,610	$132,929	$295,908	$191,190	$95,547	$554,711	$6,542	$1,296,437

The Company did not have any revolving loans that converted to term loans during the three months ended March 31, 2023.

The table below presents the aging of loans and accrual status by class of loans, net of unearned fees and discounts. Loans with a formal loan payment deferral plan in place are not considered contractually past due or delinquent if the borrower is in compliance with the loan payment deferral plan.

								Loans
								90 Days
								or More
	30 - 59	60 - 89	90 Days or					Past Due
	Days Past	Days Past	More	Total Past	Loans Not	Total	Nonaccrual	and Still
(Dollars in thousands)	Due	Due	Past Due	Due	Past Due	Loans	Loans	Accruing
March 31, 2023:
One- to four-family residential mortgages	$859	$51	$967	$1,877	$1,249,239	$1,251,116	$2,357	$—
Multi-family residential mortgages	—	—	—	—	6,230	6,230	—	—
Construction, commercial, and other mortgages	—	—	—	—	24,456	24,456	—	—
Home equity loans and lines of credit	15	—	—	15	6,290	6,305	15	—
Loans on deposit accounts	—	—	—	—	241	241	—	—
Consumer and other	1	3	—	4	8,085	8,089	—	—

Total	$875	$54	$967	$1,896	$1,294,541	$1,296,437	$2,372	$—

December 31, 2022:
One- to four-family residential mortgages	$—	$409	$559	$968	$1,250,586	$1,251,554	$2,279	$—
Multi-family residential mortgages	—	—	—	—	6,439	6,439	—	—
Construction, commercial, and other mortgages	—	—	—	—	23,775	23,775	—	—
Home equity loans and lines of credit	—	—	—	—	6,427	6,427	16	—
Loans on deposit accounts	—	—	—	—	217	217	—	—
Consumer and other	6	—	6	12	8,372	8,384	6	—

Total	$6	$409	$565	$980	$1,295,816	$1,296,796	$2,301	$—

The table below presents the amortized cost basis of loans on nonaccrual status as of March 31, 2023 and December 31, 2022.

	March 31, 2023			December 31, 2022
(Dollars in thousands)	Nonaccrual Loans with a related ACL	Nonaccrual loans without a related ACL	Total Nonaccrual Loans	Total Nonaccrual Loans

Real Estate	$878	$1,494	$2,372	$2,295
Consumer	—	—	—	6
Commercial	—	—	—	—
Total Nonaccrual Loans and Leases	$878	$1,494	$2,372	$2,301

The Company does not recognize interest income while loans are on nonaccrual status. All payments received while on nonaccrual status are applied against the principal balance of the loan.

When a mortgage loan becomes seriously delinquent (90 days or more contractually past due), it displays weaknesses that may result in a loss. As a loan becomes more delinquent, the likelihood of the borrower repaying the loan decreases and the loan becomes more collateral-dependent. A mortgage loan becomes collateral-dependent when the proceeds for repayment can be expected to come only from the sale or operation of the collateral and not from borrower repayments. Generally, appraisals are obtained after a loan becomes collateral-dependent or is four months delinquent. The carrying value of collateral-dependent loans is adjusted to the fair value of the collateral less selling costs. Any commercial real estate, commercial, construction or equity loan that has a loan balance in excess of a specified amount is also periodically reviewed to determine whether the loan exhibits any weaknesses and is performing in accordance with its contractual terms. The amortized cost basis of collateral dependent loans was $967,000 and $559,000 at March 31, 2023 and December 31, 2022, respectively. These loans were collateralized by residential real estate in Hawaii. As of March 31, 2023 and December 31, 2022, the fair value of the collateral less selling costs of these collateral dependent loans exceeded the amortized cost basis. There was no ACL on collateral dependent loans.

There were no loans modified during the three months ended March 31, 2023 or 2022.

Since the beginning of the year, there has not been a significant increase in loan delinquencies, significant changes in deposits or significant drawdowns on any lines of credit. We do not have any commercial loans to hotels, businesses in the transportation industry, restaurants or retail establishments.

The Company had no real estate owned as of March 31, 2023 or December 31, 2022. There were three one- to four-family residential mortgage loans totaling $279,000 in the process of foreclosure at March 31, 2023. There were two one- to four-family residential mortgage loans totaling $227,000 in the process of foreclosure at December 31, 2022.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the three months ended March 31, 2023 and 2022, the Company sold mortgage loans held for sale with principal balances of $360,000 and $2.0 million, respectively, and recognized gains of $1,000 and $18,000, respectively. The Company had no loans held for sale at March 31, 2023.

The Company serviced loans for others with principal balances of $35.5 million at March 31, 2023 and $36.0 million at December 31, 2022. Of these amounts, $20.4 million and $20.7 million of loan balances relate to securitizations for which the Company continues to hold the related mortgage-backed securities at March 31, 2023 and December 31, 2022, respectively. The amount of contractually specified servicing fees earned for the three months ended March 31, 2023 and 2022 was $23,000 and $27,000, respectively. The fees are reported in service and other fees in the Consolidated Statements of Income.

(7)Advances from the Federal Home Loan Bank

Federal Home Loan Bank advances are secured by a blanket pledge on the Bank’s assets not otherwise pledged. At March 31, 2023 and December 31, 2022, our credit limit with the FHLB of Des Moines was equal to 45% of Territorial Savings Bank’s total assets and we had the capacity to borrow an additional $630.1 million and $769.1 million, respectively.

Advances outstanding consisted of the following:

	March 31, 2023		December 31, 2022
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Due within one year	$24,000	1.27%	$24,000	1.27%
Due over 1 year to 2 years	82,000	1.40	82,000	1.40
Due over 2 years to 3 years	25,000	1.58	25,000	1.58
Due over 3 years to 4 years	40,000	3.70	10,000	1.97
Due over 4 years to 5 years	35,000	4.22	—	—
Due over 5 years to 6 years	40,000	4.41	—	—
Total	$246,000	2.67%	$141,000	1.45%

(8)      Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset. Securities sold under agreements to repurchase are summarized as follows:

	March 31, 2023		December 31, 2022
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
Over 1 year to 2 years	$10,000	1.81%	$5,000	1.88%
Over 2 years to 3 years	—	—	5,000	1.73
Total	$10,000	1.81%	$10,000	1.81%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at March 31, 2023. The amount at risk is the greater of the carrying value or fair value over the repurchase liability and refers to the potential loss to the Company if the secured lender fails to return the security at the maturity date of the agreement. All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government agencies or U.S. government-sponsored enterprises. The repurchase liability cannot exceed 90% of the fair value of securities pledged. In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$13,373	$11,355	$10,000	$3,373	21

(9)    Offsetting of Financial Liabilities

Securities sold under agreements to repurchase are subject to a right of offset in the event of default. See Note 8, Securities Sold Under Agreements to Repurchase, for additional information.

			Net Amount of	Gross Amount Not Offset in the
	Gross Amount	Gross Amount	Liabilities	Balance Sheet
	of Recognized	Offset in the	Presented in the	Financial	Cash Collateral
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
March 31, 2023:
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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity. The shares committed to be released are considered outstanding for earnings per share computations. Compensation expense recognized for the three months ended March 31, 2023 and 2022 amounted to $281,000 and $305,000, respectively.

Shares held by the ESOP trust were as follows:

	March 31,	December 31,
	2023	2022
Allocated shares	595,708	583,474
Unearned shares	281,364	293,598
Total ESOP shares	877,072	877,072
Fair value of unearned shares, in thousands	$5,433	$7,049

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits. For the three months ended March 31, 2023 and 2022, we accrued $7,000 and $36,000, respectively, for the ESOP restoration plan.

(11)    Share-Based Compensation

The shareholders of Territorial Bancorp Inc. adopted the 2010 Equity Incentive Plan and the 2019 Equity Incentive Plan. These plans provide for the award of stock options and restricted stock to key officers and directors. In accordance with the Compensation – Stock Compensation topic of the FASB ASC, the cost of the equity incentive plans is based on the fair value of the awards on the grant date. The fair value of time-based restricted stock is based on the closing price of the Company’s stock on the grant date. The fair value of performance-based stock that will vest based on a performance condition is based on the closing price of the Company’s stock on the date of grant. The fair value of performance-based restricted stock that will vest on a market condition is based on a Monte Carlo valuation of the Company’s stock on the date of grant. The fair value of time-based stock options is estimated using a Black-Scholes option pricing model using assumptions for dividend yield, stock price volatility, risk-free interest rate, and option term. These assumptions are based on our judgments regarding future events, are subjective in nature, and cannot be determined with precision. The cost of the awards will be recognized on a straight-line basis over the three, five- or six-year vesting period during which participants are required to provide services in exchange for the awards. No new awards can be made under the 2010 Equity Plan, but awards previously made can continue to vest. There are 144,630 remaining shares available for new awards under the 2019 Equity Plan.

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

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Compensation expense	$(42)	$134
Income tax benefit	(11)	37

Share-based compensation expense and the income tax benefit had credit balances during the three months ended March 31, 2023. The credit balances occurred when the number of performance-based restricted stock units (PRSUs), which are based on a performance condition, decreased because the Company’s three-year return on average equity declined in comparison to a peer group of banks.

Stock Options

The table below presents the stock option activity for the three months ended March 31, 2022:

		Weighted		Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (years)	(in thousands)
Options outstanding at December 31, 2021	3,085	$23.62	0.67	$5
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at March 31, 2022	3,085	$23.62	0.42	$1

There were no options exercised or vested during the three months ended March 31, 2022. There were no options outstanding during the three months ended March 31, 2023. As of March 31, 2023, the Company had no unrecognized compensation costs related to the stock option plans.

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

The table below presents the time-based restricted stock activity:

		Weighted
	Time-Based	Average Grant
	Restricted	Date Fair
	Stock	Value
Unvested at December 31, 2022	23,664	$24.15
Granted	—	—
Vested	4,540	21.05
Forfeited	—	—
Unvested at March 31, 2023	19,124	$24.89

Unvested at December 31, 2021	23,208	$24.61
Granted	—	—
Vested	8,001	23.75
Forfeited	—	—
Unvested at March 31, 2022	15,207	$25.06

As of March 31, 2023, the Company had $288,000 of unrecognized compensation costs related to time-based restricted stock.

The table below presents the PRSUs that will vest on a performance condition:

	Performance-
	Based Restricted
	Stock Units	Weighted
	Based on a	Average Grant
	Performance	Date Fair
	Condition	Value
Unvested at December 31, 2022	43,557	$23.63
Granted	—	—
Vested	—	—
Forfeited	16,348	21.05
Unvested at March 31, 2023	27,209	$25.18

Unvested at December 31, 2021	41,583	$24.68
Granted	—	—
Vested	7,670	27.30
Forfeited	4,768	27.30
Unvested at March 31, 2022	29,145	$23.56

The fair value of these PRSUs is based on the fair value of the Company’s stock on the date of grant. As of March 31, 2023, the Company had $73,000 of unrecognized compensation costs related to these PRSUs. Performance will be measured over a three-year performance period and will be cliff vested. The performance condition is measured quarterly by comparing the Company’s three-year return on average equity to a peer group of banks. The Company’s percentile ranking in the peer group is used to adjust the number of PRSUs that are expected to vest.

The table below presents the PRSUs that will vest on a market condition:

	Performance-
	Based Restricted	Monte Carlo
	Stock Units	Valuation of
	Based on a	the Company's
	Market Condition	Stock
Unvested at December 31, 2022	10,889	$24.04
Granted	—	—
Vested	—	—
Forfeited	4,087	22.16
Unvested at March 31, 2023	6,802	$25.16

Unvested at December 31, 2021	10,396	$24.03
Granted	—	—
Vested	—	—
Forfeited	3,110	24.45
Unvested at March 31, 2022	7,286	$23.85

As of March 31, 2023, the Company had $53,000 of unrecognized compensation costs related to the PRSUs that are based on a market condition. The market value of PRSUs that will vest on a market condition is determined by a Monte Carlo valuation of the Company’s stock as of the grant date. Performance will be measured over a three-year performance period and will be cliff vested. The market condition is measured quarterly by comparing the Company’s three-year average total stock return to a peer group of other banks. The Company’s percentile ranking in the peer group determines how many PRSUs will vest.

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

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2023	2022
Net income	$2,316	$4,710
Income allocated to participating securities	(19)	(24)
Net income available to common shareholders	$2,297	$4,686

Weighted-average number of shares used in:
Basic earnings per share	8,774,634	8,980,135
Dilutive common stock equivalents:
Stock options and restricted stock units	32,110	34,319
Diluted earnings per share	8,806,744	9,014,454

Net income per common share, basic	$0.26	$0.52
Net income per common share, diluted	$0.26	$0.52

(13)    Accumulated Other Comprehensive Loss

The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes:

	Unfunded	Unrealized
	Pension	(Gain)/Loss on
(Dollars in thousands)	Liability	Securities	Total
Three months ended March 31, 2023
Balances at beginning of period	$5,746	$1,998	$7,744
Other comprehensive income, net of taxes	—	(337)	(337)
Net current period other comprehensive income	—	(337)	(337)
Balances at end of period	$5,746	$1,661	$7,407

Three months ended March 31, 2022
Balances at beginning of period	$5,524	$—	$5,524
Other comprehensive loss, net of taxes	—	103	103
Net current period other comprehensive loss	—	103	103
Balances at end of period	$5,524	$103	$5,627

The table below presents the tax effect on each component of accumulated other comprehensive loss:

	Three Months Ended March 31,
	2023			2022
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unrealized (gain) loss on securities	$(459)	$122	$(337)	$141	$(38)	$103
Total	$(459)	$122	$(337)	$141	$(38)	$103

(14)    Revenue Recognition

The Company’s contracts with customers are generally short-term in nature, with cycles of one year or less. These can range from an immediate term for services such as wire transfers, foreign currency exchanges, and cashier’s check purchases, to several days for services such as processing annuity and mutual fund sales. Some contracts may be of an ongoing nature, such as providing deposit account services, including ATM access, check processing, account analysis, and check ordering. However, provision of an assessable service and payment for such service is usually concurrent or closely timed. Contracts related to financial instruments, such as loans, investments, and debt, are excluded from the scope of this reporting requirement.

After analyzing the Company’s revenue sources, including the amount of revenue received, the timing of services rendered, and the timing of payment for these services, the Company has determined that the rendering of services and the payment for such services are generally closely matched. Any differences are not material to the Company’s Consolidated Financial Statements. Accordingly, the Company generally records income when payment for services is received.

Revenue from contracts with customers is reported in service and other fees in other noninterest income in the Consolidated Statements of Income. The table below reconciles the revenue from contracts with customers and other revenue reported in those line items:

	Service and
(Dollars in thousands)	Other Fees	Other	Total
Three months ended March 31, 2023
Revenue from contracts with customers	$275	$42	$317
Other revenue	35	33	68
Total	$310	$75	$385

Three months ended March 31, 2022
Revenue from contracts with customers	$310	$44	$354
Other revenue	31	1,053	1,084
Total	$341	$1,097	$1,438

(15)    Leases

The table below presents lease costs and other information for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022
Lease costs:
Operating lease costs	$705	$762
Short-term lease costs	104	15
Variable lease costs	43	38
Total lease costs	$852	$815

Cash paid for amounts included in measurement of lease liabilities	$769	$763
ROU assets obtained in exchange for new operating lease liabilities	$118	$4,798

At March 31, 2023, future minimum rental commitments under noncancellable operating leases are as follows:

(Dollars in thousands)
2023	$2,216
2024	2,757
2025	2,137
2026	1,974
2027	1,896
Thereafter	10,995
Total	21,975
Less lease incentives to be received in 2023	(4,996)
Less present value discount	(2,259)
Present value of leases	$14,720

The table below presents other lease related information:

	March 31,	March 31,
	2023	2022
Weighted-average remaining lease term (years)	8.80	8.92
Weighted-average discount rate	2.09%	1.90%

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

Investment Securities Available for Sale. The estimated fair values of mortgage-back securities issued by U.S. government-sponsored enterprises are considered Level 2 inputs because the valuation for investment securities utilized pricing models that varied based on asset class and included trade, bid, and other observable market information.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Assets
Cash and cash equivalents	$84,860	$84,860	$84,860	$—	$—
Investment securities available for sale	21,073	21,073	—	21,073	—
Investment securities held to maturity	715,601	602,045	—	602,045	—
Loans receivable, net	1,291,310	1,159,417	—	—	1,159,417
FHLB stock	12,444	12,444	—	12,444	—
FRB stock	3,177	3,177	—	3,177	—
Accrued interest receivable	6,128	6,128	100	1,554	4,474

Liabilities
Deposits	1,661,973	1,655,368	—	1,211,525	443,843
Advances from the Federal Home Loan Bank	246,000	239,598	—	239,598	—
Securities sold under agreements to repurchase	10,000	9,530	—	9,530	—
Accrued interest payable	1,012	1,012	—	36	976

December 31, 2022
Assets
Cash and cash equivalents	$40,553	$40,553	$40,553	$—	$—
Investment securities available for sale	20,821	20,821	—	20,821	—
Investment securities held to maturity	717,773	591,084	—	591,084	—
Loans receivable, net	1,294,764	1,180,840	—	—	1,180,840
FHLB stock	8,197	8,197	—	8,197	—
FRB stock	3,170	3,170	—	3,170	—
Accrued interest receivable	6,115	6,115	23	1,497	4,595

Liabilities
Deposits	1,716,152	1,708,612	—	1,286,465	422,147
Advances from the Federal Home Loan Bank	141,000	133,145	—	133,145	—
Securities sold under agreements to repurchase	10,000	9,440	—	9,440	—
Accrued interest payable	701	701	—	33	668

At March 31, 2023 and December 31, 2022, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the Consolidated Financial Statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

March 31, 2023
Investment securities available for sale	$—	$21,073	$—	$21,073

December 31, 2022
Investment securities available for sale	—	20,821	—	20,821

There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2023 or December 31, 2022.

(18)    Subsequent Events

On April 27, 2023, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.23 per share of common stock. The dividend is expected to be paid on May 25, 2023 to stockholders of record as of May 11, 2023.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” “continue,” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions, and expectations;

●	statements regarding our business plans, prospects, growth, and operating strategies;

●	statements regarding the asset quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. You should not place undue reliance on such statements. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Quarterly Report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, including conditions caused by the COVID-19 pandemic, other public health emergencies, international conflict, inflation, and recessionary pressures, internationally, nationally or in our market areas, that are worse than expected;

●	competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments or our ability to originate mortgage loans;

●	changes in liquidity, including the size and composition of our deposit portfolio, and the percentage of uninsured deposits in the portfolio;

●	adverse changes in the securities or credit markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to successfully integrate acquired entities, if any;

●	changes in consumer demand, spending, borrowing, and savings habits;

●	changes in accounting and auditing policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

●	changes in our organization, compensation, and benefit plans;

●	the timing and amount of revenues that we may recognize;

●	the value and marketability of collateral underlying our loan portfolios;

●	our ability to retain key employees;

●	cyber attacks, computer viruses, and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data or disable our systems;

●	technological changes that may be more difficult or expensive than expected;

●	the ability of third-party providers to perform their obligations to us;

●	the ability of the U.S. Government to manage federal debt limits;

●	the effects of any federal government shutdown;

●	the quality and composition of our investment portfolio;

●	changes in market and other conditions that would affect our ability to repurchase our common stock;

●	changes in our financial condition or results of operations that reduce capital available to pay dividends;

●	the effects of climate change and societal, investor, and governmental responses to climate change;

●	the effects of social and governance change and societal and investor sentiment and governmental responses to social and governance matters;

●	the effects of domestic and international hostilities, including terrorism; and

●	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Recent Developments

Recent bank failures have led to uncertainty and volatility in the financial services industry. In response to these events, we took a series of precautionary measures, which included enhanced monitoring of deposit and funding flows, evaluating other sources of liquidity and our securities portfolio to improve our liquidity and mitigate other potential risks that were highlighted by these events.

As a result of these procedures, we obtained $105.0 million of advances from the Federal Home Loan Bank. The proceeds of these advances were used to enhance our liquidity and let interest-rate sensitive certificates of deposit with state and local governments mature without being renewed. These actions resulted in a stronger liquidity position and a reduction in our interest rate risk. We continue to monitor these events and the impact they may have in future periods, and will respond accordingly. Refer to the “Liquidity and Capital Resources” section and to Part II. Item 1A. “Risk Factors” for further information regarding liquidity.

Additionally, the United States government, particularly the Federal Deposit Insurance Company (“FDIC”), U.S Department of Treasury, and the Board of Governors of the Federal Reserve System, have taken measures designed to restore confidence in the financial markets.

Overview

We have historically operated as a traditional thrift institution. The significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit inflows, cash balances at the Federal Reserve Bank, loan and security repayments, advances from the Federal Home Loan Bank, proceeds from securities sold under agreements to repurchase, and proceeds from loan and security sales. As a result, we may be vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets.

We have continued our focus on originating one- to four-family residential real estate loans. Our emphasis on conservative loan underwriting has resulted in continued low levels of nonperforming assets. Our nonperforming assets, which can include nonaccrual loans and real estate owned, totaled $2.4 million, or 0.11% of total assets at March 31, 2023 compared to $2.3 million, or 0.11% of total assets at December 31, 2022. We recorded reversals of credit loss provisions of $100,000 under ASC 326 and $168,000 under ASC 310 during the three months ended March 31, 2023 and 2022, respectively. ASC 326 requires organizations to measure all expected credit losses for financial instruments based on historical experience, current conditions, and reasonable and supportable forecasts. We did not record a provision for credit losses on investment securities during the three months ended March 31, 2023 or 2022. The reversal of credit loss provisions in the three months ended March 31, 2023 was primarily due to an improvement in economic conditions. The reversal of credit loss provisions in the three months ended March 31, 2022 occurred primarily due to decreases in the amount of loans in our loan payment deferral program, Hawaii’s unemployment rate, and the size of our loan portfolio. The loan payment deferral program was created to assist borrowers who were experiencing financial hardship due to the COVID-19 pandemic.

We sold fixed-rate mortgage loans held for sale with principal balances of $360,000 and $2.0 million during the three months ended March 31, 2023 and 2022, respectively. Federal Home Loan Bank advances increased by $105.0 million to $246.0 million during the three months ended March 31, 2023 and remained constant at $141.0 million during the three months ended March 31, 2022. Securities sold under agreements to repurchase remained constant at $10.0 million during the three months ended March 31, 2023 and 2022.

Our investments in mortgage-backed securities have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. These entities guarantee the payment of principal and interest on our mortgage-backed securities. As of March 31, 2023 and December 31, 2022, we owned $736.7 million and $738.6 million, respectively, of mortgage-backed securities issued by Freddie Mac, Fannie Mae, and Ginnie Mae.

Critical Accounting Policies

On January 1, 2023, we adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which created material changes to our critical accounting policies that existed at December 31, 2022. This standard replaces the “incurred loss” model, which estimates a loss allowance based on current known and inherent losses within a loan portfolio to an “expected loss” model known as current expected credit loss (CECL), which estimates a loss based on losses expected to be recorded over the life of the loan portfolio.

The estimate of the ACL under CECL is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of cash flows. Refer to Note 2 Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements in this report for further discussions on the risk factors considered by management in establishing the ACL.

Comparison of Financial Condition at March 31, 2023 and December 31, 2022

Assets. Our total assets increased by $43.2 million, or 2.0%, to $2.2 billion at March 31, 2023. The increase in assets was primarily due to a $44.3 million increase in cash.

Cash and Cash Equivalents. Cash and cash equivalents were $84.9 million at March 31, 2023, an increase of $44.3 million, or 109.3%, since December 31, 2022. The increase in cash and cash equivalents was primarily caused by a $105.0 million increase in Federal Home Loan Bank advances, which was partially offset by a $54.2 million decrease in deposits, each as described below.

Loans. Total loans were $1.3 billion at March 31, 2023, or 58.4% of total assets. During the three months ended March 31, 2023, the loan portfolio decreased by $3.5 million, or 0.3%. The decrease in the loan portfolio primarily occurred as principal repayments and loan sales exceeded the origination of new loans.

Securities. Total investment securities, including $21.1 million of investment securities available for sale, were $736.7 million at March 31, 2023, or 33.3% of total assets. During the three months ended March 31, 2023, the investment securities portfolio decreased by $1.9 million, or 0.3%. The decrease in the investment securities balance occurred as principal repayments exceeded purchases.

At March 31, 2023, none of the underlying collateral for the securities consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans.

Deposits. Deposits were $1.7 billion at March 31, 2023, a decrease of $54.2 million, or 3.2%, since December 31, 2022. The decrease in deposits was primarily due to a $71.4 million decrease in passbook savings that was partially offset by a $20.8 million increase in certificates of deposit during the three months ended March 31, 2023. The decrease in passbook savings occurred as funds were transferred by customers from savings accounts for higher interest rates and to obtain FDIC insurance on balances over $250,000.

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank (FHLB) and funds borrowed under securities sold under agreements to repurchase. At March 31, 2023 total borrowings were $256.0 million, an increase of $105.0 million, or 69.5%, from $151.0 million at December 31, 2022. The proceeds from the advances were used to enhance liquidity and fund the decrease in deposits.

Stockholders’ Equity. Total stockholders’ equity was $253.8 million at March 31, 2023, a decrease of $2.8 million, or 1.1% from $256.6 million at December 31, 2022. The decrease in stockholders’ equity occurred primarily as the reduction in retained earnings from the adoption of the CECL accounting standard, dividends declared and shares repurchased exceeded net income.

Average Balances and Yields

The following table sets forth average balance sheets, yields and rates, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as we did not hold any tax-free investments. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances and are included with accrual loans in the tables. However, no interest income was attributed to nonaccrual loans. The yields set forth below include the effect of net deferred costs, discounts, and premiums that are amortized or accreted to interest income of $64,000 and $1,000 for the three months ended March 31, 2023 and 2022, respectively.

	For the Three Months Ended March 31,
	2023			2022
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,250,060	$10,948	3.50%	$1,261,293	$10,923	3.46%
Multi-family residential	4,766	61	5.12	5,265	59	4.48
Construction, commercial, and other	24,041	251	4.18	20,075	208	4.14
Home equity loans and lines of credit	6,279	104	6.63	6,866	88	5.13
Other loans	8,439	90	4.27	8,741	79	3.62
Total loans	1,293,585	11,454	3.54	1,302,240	11,357	3.49
Investment securities:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises (2)	740,350	4,540	2.45	656,885	3,423	2.08
Total securities	740,350	4,540	2.45	656,885	3,423	2.08
Other	67,217	727	4.33	71,918	176	0.98
Total interest-earning assets	2,101,152	16,721	3.18	2,031,043	14,956	2.95
Non-interest-earning assets	88,719			88,764
Total assets	$2,189,871			$2,119,807

Interest-bearing liabilities:
Savings accounts	$875,870	346	0.16%	$1,080,757	193	0.07%
Certificates of deposit	438,593	3,168	2.89	207,925	388	0.75
Money market accounts	5,273	1	0.08	5,382	1	0.07
Checking and Super NOW accounts	296,024	15	0.02	300,827	15	0.02
Total interest-bearing deposits	1,615,760	3,530	0.87	1,594,891	597	0.15
Federal Home Loan Bank advances	192,333	1,054	2.19	141,000	511	1.45
Securities sold under agreements to repurchase	10,000	46	1.84	10,000	44	1.76
Total interest-bearing liabilities	1,818,093	4,630	1.02	1,745,891	1,152	0.26
Non-interest-bearing liabilities	116,103			115,458
Total liabilities	1,934,196			1,861,349
Stockholders’ equity	255,675			258,458
Total liabilities and stockholders’ equity	$2,189,871			$2,119,807

Net interest income		$12,091			$13,804
Net interest rate spread (3)			2.16%			2.69%
Net interest-earning assets (4)	$283,059			$285,152
Net interest margin (5)			2.30%			2.72%
Interest-earning assets to interest-bearing liabilities	115.57%			116.33%
(1)	Annualized by using the ratio of the number of months in the year over the number of months in the period.
(2)	Average balance includes loans or investments held to maturity and available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2023 and 2022

General. Net income decreased by $2.4 million, or 50.8%, to $2.3 million for the three months ended March 31, 2023 from $4.7 million for the three months ended March 31, 2022. The decrease in net income was due to a $1.7 million decrease in net interest income, a $1.1 million decrease in non-interest income and a $68,000 reduction in the reversal of credit loss provisions. These decreases to net income were partially offset by a $466,000 decrease in income taxes.

Net Interest Income. Net interest income decreased by $1.7 million, or 12.4%, to $12.1 million for the three months ended March 31, 2023 from $13.8 million for the three months ended March 31, 2022. Interest expense increased by $3.5 million, or 301.9%, due to a 76 basis point increase in the cost of average interest-bearing liabilities and a $72.2 million increase in the average balance of interest-bearing liabilities. Interest income increased by $1.8 million, or 11.8%, due to a 23 basis point increase in the yield of average interest-earning assets and a $70.1 million increase in the average balance of interest-earning assets. The net interest rate spread and net interest margin were 2.16% and 2.30%, respectively, for the three months ended March 31, 2023, compared to 2.69% and 2.72%, respectively, for the three months ended March 31, 2022. The decreases in the net interest rate spread and in the net interest margin are attributable to the 76 basis point increase in the cost of average interest-bearing liabilities, which was partially offset by a 23 basis point increase in the yield on average interest-earning assets.

Interest Income. Interest income increased by $1.8 million, or 11.8%, to $16.7 million for the three months ended March 31, 2023 from $15.0 million for the three months ended March 31, 2022. Interest income on securities increased by $1.1 million, or 32.6%, to $4.5 million for the three months ended March 31, 2023 from $3.4 million for the three months ended March 31, 2022. The increase in interest income on securities occurred primarily because of an $83.5 million, or 12.7%, increase in the average balance of securities as security purchases exceeded security repayments. This increase was augmented by a 37 basis point increase in the yield on average securities, which occurred as higher yielding securities were purchased. Interest income on loans increased by $97,000, or 0.9%, to $11.5 million for the three months ended March 31, 2023 from $11.4 million for the three months ended March 31, 2022. The increase in interest income on loans occurred because the average loan yield increased by five basis points, or 1.4%, which was partially offset by the average loan balance decreasing by $8.7 million, or 0.7%. The increase in the average loan yield was primarily due to an increase in market rates. The decrease in the average loan balance was primarily due to loan repayments and loan sales exceeding new loan originations.

Interest Expense. Interest expense increased by $3.5 million, or 301.9%, to $4.6 million for the three months ended March 31, 2023 from $1.2 million for the three months ended March 31, 2022. Interest expense on interest-bearing deposits increased by $2.9 million, or 491.3%, to $3.5 million for the three months ended March 31, 2023 from $597,000 for the three months ended March 31, 2022. Interest expense on certificates of deposit increased by $2.8 million, or 716.5%, to $3.2 million for the three months ended March 31, 2023 from $388,000 for the three months ended March 31, 2022. The increase in interest expense on certificates of deposit occurred because of a 214 basis point increase in the average rate which was augmented by a $230.7 million increase in the average balance of certificates of deposit. Interest expense on savings accounts increased by $153,000, or 79.3%, to $346,000 for the three months ended March 31, 2023 from $193,000 for the three months ended March 31, 2022. The increase in interest expense on savings accounts occurred primarily because of a nine basis point increase in the average rate which was partially offset by a $204.9 million, or 19.0%, decrease in the average balance of savings accounts. The increase in the average rates on certificates of deposit and savings accounts were primarily due to increases in market rates. The increase in the average balance of certificates of deposit and the decrease in the average balance of savings accounts occurred as customers transferred funds from lower rate savings accounts for higher interest rates. Interest expense on FHLB advances rose by $543,000, or 106.3%, from $511,000 for the three months ended March 31, 2022 to $1.1 million for the three months ended March 31, 2023. The increase in interest expense occurred because of a $51.3 million, or 36.4%, increase in the average FHLB advance balance. This increase to interest expense was augmented by a 74 basis point increase in the average cost of FHLB advances. The increase in the average balance and the average cost of FHLB advances was primarily due to $105.0 million in additional FHLB advances obtained during the three months ended March 31, 2023 to enhance our liquidity and to reduce interest rate risk by allowing interest-rate sensitive State and local government certificates of deposit to mature.

Provision for Credit Losses. We recorded reversals of credit loss provisions of $100,000 under ASC 326 and $168,000 under ASC 310 during the three months ended March 31, 2023 and 2022, respectively. We did not record a provision for credit losses on investment securities during the three months ended March 31, 2023 or 2022. The reversal of credit loss provisions in the three months ended March 31, 2023 was primarily due to an improvement in economic conditions. The reversal of credit loss provisions in the three months ended March 31, 2022 occurred primarily due to decreases in the amount of loans in our loan payment deferral program, Hawaii’s unemployment rate, and the size of our loan portfolio. The loan payment deferral program was created to assist borrowers who were experiencing financial hardship due to the COVID-19 pandemic. The provisions recorded resulted in ratios of the allowance for credit losses to total loans of 0.40% and 0.19% at March 31, 2023 and 2022, respectively. Nonaccrual loans totaled $2.4 million at March 31, 2023, or 0.18% of total loans at that date, compared to $3.2 million of nonaccrual loans at March 31, 2022, or 0.25% of total loans at that date. Nonaccrual loans as of March 31, 2023 and 2022 consisted primarily of one- to four-family residential real estate loans. We have provided for all losses that can be reasonably estimated based on general and specific conditions at March 31, 2023 and 2022. For additional information see Note 6 Loans Receivable and Allowance for Credit Losses in our Notes to Consolidated Financial Statements.

Noninterest Income. The following table summarizes changes in noninterest income between the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,		Change
	2023	2022	$ Change	% Change

		(Dollars in thousands)
Service and other fees	$310	$341	$(31)	(9.1)%
Income on bank-owned life insurance	203	197	6	3.0%
Net gain on sale of loans	1	18	(17)	(94.4)%
Other	75	1,097	(1,022)	(93.2)%
Total	$589	$1,653	$(1,064)	(64.4)%

Noninterest income decreased by $1.0 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Other income decreased primarily due to $1.0 million of bank-owned life insurance net proceeds received during the three months ended March 31, 2022.

Noninterest Expense. The following table summarizes changes in noninterest expense between the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,		Change
	2023	2022	$ Change	% Change

		(Dollars in thousands)
Salaries and employee benefits	$5,404	$5,613	$(209)	(3.7)%
Occupancy	1,623	1,594	29	1.8%
Equipment	1,312	1,196	116	9.7%
Federal deposit insurance premiums	245	141	104	73.8%
Other general and administrative expenses	1,029	1,054	(25)	(2.4)%
Total	$9,613	$9,598	$15	0.2%

Noninterest expense increased by $15,000 for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in equipment expense was primarily due to an increase in service bureau expense and data processing expense. The increase in federal deposit insurance premiums was primarily due to an increase in the Federal Deposit Insurance Corporation (FDIC) premium rate beginning January 1, 2023. The decrease in salaries and employee benefits was primarily due to a decrease in stock benefit plan expenses and deferred compensation accruals.

Income Tax Expense. Income tax expense was $851,000 for the three months ended March 31, 2023, reflecting an effective tax rate of 26.9%, compared to $1.3 million for the three months ended March 31, 2022, reflecting an effective tax rate of 21.9%. The decrease to income tax expense during the three months ended March 31, 2023, was primarily due to a $2.9 million decrease in income before income taxes. The higher effective tax rate during the three months ended March 31, 2023 was primarily due to the receipt of $1.0 million of proceeds on bank-owned life insurance that was not taxable in the three months ended March 31, 2022.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan and security repayments, advances from the Federal Home Loan Bank, proceeds from securities sold under agreements to repurchase, and proceeds from loan and security sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions, and competition. We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Executive Vice President and Chief Financial Officer, and our Vice President and Senior Treasury Analyst, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2023.

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

Our most liquid asset is cash. The amount of this asset is dependent on our operating, financing, lending, and investing activities during any given period. At March 31, 2023, our cash and cash equivalents totaled $84.9 million. On that date, we had $10.0 million in securities sold under agreements to repurchase outstanding and $246.0 million of Federal Home Loan Bank advances outstanding with the ability to borrow an additional $630.1 million under Federal Home Loan Bank advances. We have unpledged securities with a market value of $424.2 million and have the ability to borrow up to $398.7 million using these securities as collateral by borrowing from the Federal Reserve Bank or using securities sold under agreements to repurchase. We also have securities with a market value of $4.8 million pledged to the Federal Reserve Bank and have the ability to borrow up to $4.5 million using these securities as collateral.

Our cash flows are derived from operating activities, investing activities, and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2023, we had $3.5 million in loan commitments outstanding for fixed-rate loans and had $15.3 million in unused lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2023 totaled $387.1 million, or 23.3% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and security sales, brokered deposits, securities sold under agreements to repurchase, and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2024. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the three months ended March 31, 2023 and 2022, we originated $21.2 million and $58.9 million of loans, respectively. During the three months ended March 31, 2023 and 2022, we purchased securities with a face value of $6.8 million and $53.1 million, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances, securities sold under agreements to repurchase, stock repurchases, and dividend payments. We experienced net decreases in deposits of $54.2 million and $6.3 million for the three months ended March 31, 2023 and 2022, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Territorial Bancorp Inc. is a separate legal entity from Territorial Savings Bank and must provide for its own liquidity to pay dividends, repurchase shares of its common stock, and for other corporate purposes. Territorial Bancorp Inc.’s primary source of liquidity is dividend payments from Territorial Savings Bank. The ability of Territorial Savings Bank to pay dividends to Territorial Bancorp Inc. is subject to regulatory requirements. At March 31, 2023, Territorial Bancorp Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $25.5 million.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Territorial Bancorp Inc. is not subject to regulatory capital requirements because its total assets are less than $3.0 billion. At March 31, 2023, Territorial Savings Bank exceeded all of the fully phased in regulatory capital requirements and is considered to be “well capitalized” under regulatory guidelines.

The tables below present the fully-phased in capital required to be considered “well-capitalized” and meet the regulatory capital conservation buffer requirement as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for Territorial Savings Bank and the Company at March 31, 2023 and December 31, 2022:

(Dollars in thousands)	Required Ratio	Actual Amount	Actual Ratio
March 31, 2023:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$235,515	10.76%
Territorial Bancorp Inc.		$261,168	11.93%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$235,515	25.96%
Territorial Bancorp Inc.		$261,168	28.79%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$235,515	25.96%
Territorial Bancorp Inc.		$261,168	28.79%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$240,642	26.53%
Territorial Bancorp Inc.		$266,295	29.36%

December 31, 2022:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$235,408	10.87%
Territorial Bancorp Inc.		$264,295	12.21%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$235,408	25.98%
Territorial Bancorp Inc.		$264,295	29.16%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$235,408	25.98%
Territorial Bancorp Inc.		$264,295	29.16%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$237,488	26.20%
Territorial Bancorp Inc.		$266,375	29.39%
(1)	The required Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios are based on the fully-phased in capital ratios in the Basel III capital regulations plus the 2.50% capital conservation buffer.

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

At March 31, 2023 and December 31, 2022, the Bank’s capital ratios exceeded the minimum capital thresholds for a “well-capitalized” institution. There are no conditions or events that have changed the institution’s category under the capital guidelines.

Depending on the amount of dividends to be paid, the Bank is required to either notify or make application to the Federal Reserve Bank before dividends are paid to the Company.

Legislation enacted in 2018 required the federal banking agencies, including the Federal Reserve Board, to establish a “community bank leverage ratio” between 8% to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion. Institutions with capital meeting the specified requirements and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk based requirements. The federal regulators have currently adopted 9% as the applicable ratio. We have not elected to follow the alternative framework.

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

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities, and agreements with respect to investments. Except for an increase of $20.8 million in certificates of deposit and an increase of $2.3 million in loan commitments between December 31, 2022 and March 31, 2023, there have not been any material changes in our contractual obligations and funding needs since December 31, 2022.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Our Board of Directors has established an Asset/Liability Management Committee, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity, and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

Because we have historically operated as a traditional thrift institution, the significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit inflows, cash balances at the Federal Reserve Bank, loan and security repayments, advances from the Federal Home Loan Bank, our capital, proceeds from securities sold under agreements to repurchase, and proceeds from loan and security sales. In addition, there is little demand for adjustable-rate mortgage loans in the Hawaii market area. This has resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets. During the three months ended March 31, 2023, we obtained $105.0 million of three- to six-year FHLB advances and during the three months ended March 31, 2023 and 2022, we sold $360,000 and $2.0 million, respectively, of fixed-rate mortgage loans to reduce our interest rate risk.

Our policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.

Economic Value of Equity. We use an interest rate sensitivity analysis that computes changes in the economic value of equity (EVE) of our cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. EVE represents the market value of portfolio equity and is equal to the present value of assets minus the present value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market-risk-sensitive instruments in the event of an instantaneous and sustained 100 to 400 basis point increase or a 100 to 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The following table presents our internal calculations of the estimated changes in our EVE as of December 31, 2022 (the latest date for which we have available information) that would result from the designated instantaneous changes in the interest rate yield curve.

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

Interest rates on Freddie Mac mortgage-backed securities decreased by 25 basis points between December 31, 2022 and March 31, 2023. The decrease in mortgage interest rates increased the value of our interest-earning assets. The decrease in mortgage interest rates is not expected to have a significant effect on estimated EVE.

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

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2023. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2023, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the period ended December 31, 2022 filed with the Securities and Exchange Commission with the exception of the following:

Our stock price may be negatively impacted by unrelated bank failures and negative depositor confidence in depository institutions.  Further, if we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, which have come under greater scrutiny in light of recent bank failures, it may have a material adverse effect on our financial condition and results of operations.

              On March 9, 2023, Silvergate Bank, La Jolla, California, announced its decision to voluntarily liquidate its assets and wind down operations. On March 10, 2023, Silicon Valley Bank, Santa Clara, California, was closed by the California Department of Financial Protection and Innovation and on March 12, 2023, Signature Bank, New York, New York, was closed by the New York State Department of Financial Services.  These banks also had elevated levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits. These failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.

              These events have led to a greater focus by institutions, investors and regulators on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of its deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management.  If we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, it may have a material adverse effect on our financial condition and results of operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)             Not applicable.

(b)             Not applicable.

(c)             Stock Repurchases. The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended March 31, 2023:

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average Price	Part of Publicly	That May Yet be
	of Shares	Paid per	Announced Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs (1)
January 1, 2023 through January 31, 2023	—	$—	—	$—
February 1, 2023 through February 28, 2023	—	—	—	—
March 1, 2023 through March 31, 2023	69,065	20.08	66,841	2,681,504

Total	69,065	$20.08	66,841	$2,681,504

______________________________________

(1)

On December 5, 2022, the Board of Directors announced a twelfth share repurchase program. Under this share repurchase program, the Company may repurchase up to $5,000,000 of the Company’s outstanding shares.

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

101

The following materials from Territorial Bancorp Inc.’s Form 10-Q report for the quarter ended March 31, 2023, formatted in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

TERRITORIAL BANCORP INC.
(Registrant)

Date: May 12, 2023	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and
Chief Executive Officer

Date: May 12, 2023	/s/ Melvin M. Miyamoto
Melvin M. Miyamoto
Executive Vice President and Chief Financial Officer