Form 10-Q
period 2023-06-30
Territorial Bancorp Inc.
filed 2023-08-10
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 8,848,511 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of July 31, 2023.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	June 30,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$87,660	$40,553
Investment securities available for sale, at fair value	20,455	20,821
Investment securities held to maturity, at amortized cost (fair value of $580,714 and $591,084 at June 30, 2023 and December 31, 2022, respectively)	705,584	717,773
Loans receivable	1,310,446	1,296,796
Allowance for credit/loan losses	(5,262)	(2,032)
Loans receivable, net of allowance for credit/loan losses	1,305,184	1,294,764
Federal Home Loan Bank stock, at cost	13,244	8,197
Federal Reserve Bank stock, at cost	3,176	3,170
Accrued interest receivable	5,967	6,115
Premises and equipment, net	7,260	7,599
Right-of-use asset, net	13,577	14,498
Bank-owned life insurance	48,193	47,783
Deferred income tax assets, net	2,430	1,643
Prepaid expenses and other assets	6,469	6,676
Total assets	$2,219,199	$2,169,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,645,711	$1,716,152
Advances from the Federal Home Loan Bank	266,000	141,000
Securities sold under agreements to repurchase	10,000	10,000
Accounts payable and accrued expenses	24,161	24,180
Lease liability	15,321	15,295
Income taxes payable	1,500	838
Advance payments by borrowers for taxes and insurance	5,872	5,577
Total liabilities	1,968,565	1,913,042

Commitments and contingencies: (Note 15)

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 8,848,511 and 9,071,076 shares at June 30, 2023 and December 31, 2022, respectively	88	91
Additional paid-in capital	48,110	51,825
Unearned ESOP shares	(2,691)	(2,936)
Retained earnings	212,848	215,314
Accumulated other comprehensive loss	(7,721)	(7,744)
Total stockholders’ equity	250,634	256,550
Total liabilities and stockholders’ equity	$2,219,199	$2,169,592

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest income:
Loans	$11,697	$11,176	$23,151	$22,533
Investment securities	4,525	3,928	9,065	7,351
Other investments	1,070	267	1,797	443
Total interest income	17,292	15,371	34,013	30,327

Interest expense:
Deposits	4,323	738	7,853	1,335
Advances from the Federal Home Loan Bank	1,832	516	2,886	1,027
Securities sold under agreements to repurchase	45	47	91	91
Total interest expense	6,200	1,301	10,830	2,453

Net interest income	11,092	14,070	23,183	27,874
Provision (reversal of provision) for credit/loan losses	212	(326)	112	(494)

Net interest income after provision (reversal of provision) for credit/loan losses	10,880	14,396	23,071	28,368

Noninterest income:
Service and other fees	414	412	724	753
Income on bank-owned life insurance	207	194	410	391
Net gain (loss) on sale of loans	9	(21)	10	(3)
Other	60	186	135	1,283
Total noninterest income	690	771	1,279	2,424

Noninterest expense:
Salaries and employee benefits	5,143	5,392	10,547	11,005
Occupancy	1,759	1,648	3,382	3,242
Equipment	1,303	1,236	2,615	2,432
Federal deposit insurance premiums	246	143	491	284
Other general and administrative expenses	1,059	1,125	2,088	2,179
Total noninterest expense	9,510	9,544	19,123	19,142

Income before income taxes	2,060	5,623	5,227	11,650
Income taxes	563	1,513	1,414	2,830
Net income	$1,497	$4,110	$3,813	$8,820

Basic earnings per share	$0.17	$0.46	$0.44	$0.98
Diluted earnings per share	$0.17	$0.46	$0.43	$0.98
Cash dividends declared per common share	$0.23	$0.23	$0.46	$0.46
Basic weighted-average shares outstanding	8,620,643	8,876,691	8,697,213	8,928,127
Diluted weighted-average shares outstanding	8,658,927	8,927,173	8,740,699	8,977,834

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$1,497	$4,110	$3,813	$8,820

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities	(314)	(774)	23	(877)
Total other comprehensive (loss) income, net of tax	(314)	(774)	23	(877)
Comprehensive income	$1,183	$3,336	$3,836	$7,943

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

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

						Accumulated
	Common		Additional	Unearned		Other	Total
	Shares	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Shares	Earnings	Loss	Equity
Balance at March 31, 2023	9,006,551	$90	$50,556	$(2,814)	$213,336	$(7,407)	$253,761

Net income	—	—	—	—	1,497	—	1,497
Other comprehensive loss	—	—	—	—	—	(314)	(314)
Cash dividends declared ($0.23 per share)	—	—	—	—	(1,985)	—	(1,985)
Share-based compensation	8,189	—	44	—	—	—	44
Allocation of 12,234 ESOP shares	—	—	48	123	—	—	171
Repurchase of shares of common stock	(166,229)	(2)	(2,538)	—	—	—	(2,540)

Balances at June 30, 2023	8,848,511	$88	$48,110	$(2,691)	$212,848	$(7,721)	$250,634

Balances at December 31, 2022	9,071,076	$91	$51,825	$(2,936)	$215,314	$(7,744)	$256,550

Net income	—	—	—	—	3,813	—	3,813
Other comprehensive income	—	—	—	—	—	23	23
Cumulative change in accounting principle (1)					(2,319)		(2,319)
Cash dividends declared ($0.46 per share)	—	—	—	—	(3,960)	—	(3,960)
Share-based compensation	12,729	—	2	—	—	—	2
Allocation of 24,467 ESOP shares	—	—	207	245	—	—	452
Repurchase of shares of common stock	(235,294)	(3)	(3,924)	—	—	—	(3,927)

Balances at June 30, 2023	8,848,511	$88	$48,110	$(2,691)	$212,848	$(7,721)	$250,634

(1) Represents the impact of the adoption of Accounting Standards Update 2016-13. See Note 6 to the consolidated financial statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$3,813	$8,820
Adjustments to reconcile net income to net cash from operating activities:
Provision (reversal of provision) for credit/loan losses	112	(494)
Depreciation and amortization	574	635
Deferred income tax expense	48	158
Accretion of fees, discounts, and premiums, net	(177)	(3)
Amortization of right-of-use asset	1,428	1,434
Origination of loans held for sale	(813)	(4,946)
Proceeds from sales of loans held for sale	823	4,943
(Gain) loss on sale of loans, net	(10)	3
ESOP expense	452	576
Share-based compensation expense	2	274
Net decrease (increase) in accrued interest receivable	81	(127)
Net increase in bank-owned life insurance	(410)	(391)
Net decrease (increase) in prepaid expenses and other assets	207	(2,565)
Net decrease in accounts payable and accrued expenses	(31)	(1,531)
Net decrease in lease liability	(480)	(1,399)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	295	(319)
Net increase in income taxes payable	662	317

Net cash from operating activities	6,576	5,385

Cash flows from investing activities:
Purchases of investment securities held to maturity	(6,693)	(105,892)
Purchases of investment securities available for sale	—	(24,760)
Principal repayments on investment securities held to maturity	18,931	36,390
Principal repayments on investment securities available for sale	423	363
Principal repayments on loans receivable, net of loan originations	(13,575)	16,723
Purchases of Federal Home Loan Bank stock	(5,887)	(24)
Proceeds from redemption of Federal Home Loan Bank stock	840	—
Purchases of Federal Reserve Bank stock	(7)	(9)
Proceeds from redemption of Federal Reserve Bank stock	1	—
Proceeds from bank-owned life insurance	—	4,431
Purchases of premises and equipment	(236)	(593)

Net cash used in investing activities	(6,203)	(73,371)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	2023	2022
Cash flows from financing activities:
Net (decrease) increase in deposits	$(70,441)	$47,764
Proceeds from advances from the Federal Home Loan Bank	146,000	—
Repayments of advances from the Federal Home Loan Bank	(21,000)	—
Repurchases of common stock	(3,805)	(4,858)
Cash dividends paid	(4,020)	(4,159)

Net cash from financing activities	46,734	38,747

Net change in cash and cash equivalents	47,107	(29,239)

Cash and cash equivalents at beginning of the period	40,553	99,859

Cash and cash equivalents at end of the period	$87,660	$70,620

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$10,664	$2,345
Income taxes	705	2,355

Supplemental disclosure of noncash investing and financing activities:
Company stock repurchased through stock swap and net settlement transactions	$121	$237
Establishment of right-of-use asset, net of incentives and modifications	506	4,830
Establishment of lease liability, net of modifications	506	4,830

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

(b)	Allowance of Credit Losses (ACL) on Loans and Securities

The current expected credit losses (CECL) accounting standard requires an estimate of the credit losses expected over the life of the financial instrument. CECL replaces the incurred loss approach that delayed the recognition of a credit loss until it was probable that a loss event occurred. The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the ACL during the period when management deems the loan to be uncollectible and all interest previously accrued but not collected is reversed against the current period ACL.

The estimate of expected credit losses is based on information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of financial instruments. Historical loss experience is generally the starting point for estimating expected credit losses. The Company considers whether the historical loss experience should be adjusted for asset specific risk characteristics or current conditions at the reporting date that did not exist over the historical reporting period. These qualitative adjustments can include changes in the economy, loan underwriting standards, and delinquency trends. The Company then considers future economic conditions as part of the one year reasonable and supportable forecast period.

The Bank’s loan portfolio is segmented into three pools: real estate, commercial and consumer loans. Only three pools are used to segment the Bank’s loan portfolio because loans within the pools share the same risk characteristics and were originated using similar underwriting standards. Loans that do not share similar risk characteristics would be evaluated on an individual basis and excluded from the collective evaluation. Collateral dependent loans are not considered to share the same risk characteristics. A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For loans which are considered to be collateral dependent, the Company has elected to estimate the expected credit loss based on the fair value of the collateral less selling costs. If the fair value of the collateral less selling costs is less than the loan’s amortized cost basis, the Company records a partial charge-off to reduce the loan’s amortized cost basis for the difference between the collateral fair value less selling costs and the amortized cost basis.

The real estate pool consists primarily of residential and commercial mortgage loans secured by real estate in Hawaii, with fixed interest rates, loan terms of up to 30 years, and were originated using similar loan terms. The consumer loan pool consists primarily of home equity lines of credit secured by real estate in Hawaii, personal loans, and unsecured personal lines of credit. The primary credit risk characteristics inherent in the residential mortgage loan and consumer loan portfolios are a decline in economic conditions, such as elevated levels of unemployment, and declines in Hawaii residential real estate values. The commercial loan pool consists of business loans. Although the commercial loan portfolio is subject to the same risk of declines in economic conditions, the primary risk characteristics inherent in this portfolio include the ability of the borrower to sustain cash flows from business operations, the ability to control operational expenses to satisfy contractual debt payments, and the ability to utilize personal or business resources to pay their contractual debt payments if the cash flows are not sufficient.

The ACL on loans and accrued interest is calculated on a loan by loan basis. If the loan’s amortized cost basis is less than the total present value of cash flows calculated using a discounted cash flow approach, the ACL is equal to the amortized cost basis minus the total present value of cash flows on the loan discounted by the loan’s effective interest rate. The expected cash flows include estimates of loan charge-offs and recoveries, loan prepayments, and credit utilization. The expected cash flows on the loans are adjusted using forecasts of economic variables which have a strong correlation with loan charge-offs and recoveries, prepayments, and credit utilization during the one year reasonable and supportable forecast period. After the reasonable and supportable forecast period, the historical reversion rate is used to calculate loan charge-offs and recoveries, prepayments, and credit utilization for the remaining expected life of the loan. The reversion rate is based on historical averages and applied on a straight-line basis. Qualitative adjustments may be made to account for current conditions and forward looking events not captured in the historical information.

Loans receivable are stated at amortized cost which includes the principal amount outstanding, less the allowance for credit/loan losses, deferred loan origination fees and costs, commitment fees, and cumulative net charge-offs. Interest income on loans receivable is accrued as earned. Accrued interest receivable on loans was $4.4 million as of June 30, 2023, and is included in accrued interest receivable on the Consolidated Balance Sheet.

The Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The Company has a policy of placing loans on a nonaccrual basis when 90 days or more contractually delinquent or when, in the opinion of management, collection of all or part of the principal balance appears doubtful, unless the loans are well secured and in the process of collection. When a loan is placed on nonaccrual status, all interest previously accrued and not collected is reversed against current period provision for credit losses. For nonaccrual loans, the Company records payments received as a reduction in principal. A nonaccrual loan may be restored to an accrual basis when principal and interest payments are current and full payment of principal and interest is expected.

The Company’s off-balance sheet credit exposures are comprised of unfunded portions of existing loans, such as lines of credit and construction loans, and commitments to originate loans that are not conditionally cancellable by the Company. Expected credit losses on these amounts are calculated using the same methodology that is applied in the ACL model; however, the estimate of credit risk for off-balance sheet credit exposures also takes into consideration the likelihood that funding of the unfunded amount/commitment will occur. Changes to the reserve on off-balance sheet credit exposures are recorded through increases or decreases to the provision for credit losses on the Consolidated Statements of Income. There were no reserves for off-balance sheet credit exposures at June 30, 2023 or December 31, 2022.

While management utilizes its best judgment and information available, the adequacy of the ACL and reserve for off-balance sheet credit exposures is determined by certain factors outside of the Company's control, such as the performance of our portfolios, changes in the economic environment including economic uncertainty, changes in interest rates and loan prepayments, and the view of the regulatory authorities toward classification of assets and the level of ACL and reserves for off-balance sheet credit exposures. Additionally, the level of ACL and reserves for off-balance sheet credit exposures may fluctuate based on the balance and mix of the loan portfolio, changes in loan prepayments and off-balance sheet credit exposures, changes in charge-off rates, and changes in forecasted economic conditions. If actual results differ significantly from our assumptions, our ACL and reserve for off-balance sheet credit exposures may not be sufficient to cover inherent losses in our loan portfolio, resulting in additions to our ACL and an increase in the provision for credit losses.

The Company is required to utilize the CECL methodology to estimate expected credit losses with respect to held-to-maturity (HTM) investment securities. Since all of the Company’s HTM investment securities were issued by U.S. government agencies or U.S. government-sponsored enterprises, which include the explicit and/or implicit guarantee of the U.S. government and have a long history of no credit losses, the Company did not record a credit loss on these securities. The unrealized losses on these securities were due to changes in interest rates, relative to when the securities were purchased, and are not due to decreases in the credit quality of the securities.

Available for sale (AFS) investment securities in an unrealized loss position are evaluated for impairment. The Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the investment securities amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the investment security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income. The Company did not record an ACL related to our AFS investment securities.

Changes in the ACL are recorded as a provision (or reversal of provision) for credit losses. Losses are charged against the ACL when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions to clarify that contractual sale restrictions should not be considered in the measurement of the fair value of an equity security. The Company owns stock in the Federal Reserve Bank (FRB) and in the Federal Home Loan Bank (FHLB) which is valued at historical cost which approximates fair value. Ownership of stock is a condition for services the Company receives from the FRB and FHLB. The stock is not publicly traded and can only be issued, exchanged, redeemed or repurchased by the FRB and the FHLB. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

(4)      Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Cash and due from banks	$13,034	$9,722
Interest-earning deposits in other banks	74,626	30,831
Cash and cash equivalents	$87,660	$40,553

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank of San Francisco.

(5)      Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and related ACL of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	ACL
June 30, 2023:
Available-for-sale:
Mortgage-backed securities issued by U.S. government-sponsored enterprises	$23,147	$—	$(2,692)	$20,455	$—
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	705,584	40	(124,910)	580,714	—

Total	$728,731	$40	$(127,602)	$601,169	$—

December 31, 2022:
Available-for-sale:
Mortgage-backed securities issued by U.S. government-sponsored enterprises	$23,544	$—	$(2,723)	$20,821
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	717,773	62	(126,751)	591,084

Total	$741,317	$62	$(129,474)	$611,905

The amortized cost and estimated fair value of investment securities by maturity date at June 30, 2023 are shown below. Incorporated in the maturity schedule are mortgage-backed securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Available-for-sale:
Due after 10 years	$23,147	$20,455
Total	$23,147	$20,455

Held-to-maturity:
Due within 5 years	$17	$17
Due after 5 years through 10 years	8	8
Due after 10 years	705,559	580,689
Total	$705,584	$580,714

The Company did not sell any held-to-maturity or available-for-sale securities during the six months ended June 30, 2023 and 2022.

Investment securities with amortized costs of $529.7 million and $272.8 million at June 30, 2023 and December 31, 2022, respectively, were pledged to secure deposits made by state and local governments, securities sold under agreements to repurchase, transaction clearing accounts, and Federal Reserve Bank borrowings. The Company did not have any outstanding borrowings at the Federal Reserve Bank at June 30, 2023 or December 31, 2022.

Provided below is a summary of investment securities which were in an unrealized loss position at June 30, 2023 and December 31, 2022. The Company does not intend to sell securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
June 30, 2023:
Available-for-sale:
Mortgage-backed securities issued by U.S. government-sponsored enterprises	$4,275	$(322)	$16,180	$(2,370)	4	$20,455	$(2,692)
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	88,020	(4,743)	489,834	(120,167)	153	577,854	(124,910)

Total	$92,295	$(5,065)	$506,014	$(122,537)	157	$598,309	$(127,602)

December 31, 2022:
Available-for-sale:
Mortgage-backed securities issued by U.S. government sponsored enterprises	$20,821	$(2,723)	$—	$—	4	$20,821	$(2,723)
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	210,128	(22,209)	377,418	(104,542)	148	587,546	(126,751)

Total	$230,949	$(24,932)	$377,418	$(104,542)	152	$608,367	$(129,474)

Mortgage-Backed Securities. The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates subsequent to purchase. All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. Since the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not intend to sell these investments until maturity, and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, the Company does not consider these investments to be impaired as of June 30, 2023 and December 31, 2022. Therefore, no allowance for credit losses was recorded for these securities as of June 30, 2023.

(6)      Loans Receivable and Allowance for Credit/Loan Losses

The components of loans receivable, net of allowance for credit losses (ACL) under ASC 326 as of June 30, 2023 and net of allowance for loan losses under ASC 310 as of December 31, 2022 are as follows:

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Real estate loans:
First mortgages:
One- to four-family residential	$1,270,197	$1,253,558
Multi-family residential	6,082	6,448
Construction, commercial, and other	20,552	23,903
Home equity loans and lines of credit	7,374	6,426
Total real estate loans	1,304,205	1,290,335
Other loans:
Loans on deposit accounts	253	216
Consumer and other loans	7,951	8,381
Total other loans	8,204	8,597
Total loans	1,312,409	1,298,932

Net unearned fees and discounts	(1,963)	(2,136)
Total loans, net of unearned fees and discounts	1,310,446	1,296,796
Allowance for credit/loan losses	(5,262)	(2,032)
Loans receivable, net of allowance for credit/loan losses	$1,305,184	$1,294,764

The table below presents the activity in the allowance for credit losses by portfolio segment:

	Real	Commercial	Consumer
(Dollars in thousands)	Estate	Loans	Loans	Unallocated	Totals
Three months ended June 30, 2023:
Balance, beginning of period	$4,629	$417	$81	$—	$5,127
Provision for credit losses	172	19	21	—	212
	4,801	436	102	—	5,339
Charge-offs	(67)	(15)	—	—	(82)
Recoveries	—	5	—	—	5
Net charge-offs	(67)	(10)	—	—	(77)
Balance, end of period	$4,734	$426	$102	$—	$5,262

Six months ended June 30, 2023:
Balance, beginning of period	$1,263	$434	$76	$259	$2,032
Adoption of ASU No. 2016-13	3,393	71	4	(259)	3,209
Provision (reversal of provision) for credit losses	145	(69)	36	—	112
	4,801	436	116	—	5,353
Charge-offs	(67)	(15)	(15)	—	(97)
Recoveries	—	5	1	—	6
Net charge-offs	(67)	(10)	(14)	—	(91)
Balance, end of period	$4,734	$426	$102	$—	$5,262

		Construction,	Home
		Commercial,	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Three months ended June 30, 2022:
Balance, beginning of period	$1,634	$434	$1	$92	$298	$2,459
(Reversal of provision) provision for loan losses	(284)	11	—	(8)	(45)	(326)
	1,350	445	1	84	253	2,133
Charge-offs	—	—	—	(3)	—	(3)
Recoveries	—	—	—	1	—	1
Net charge-offs	—	—	—	(2)	—	(2)
Balance, end of period	$1,350	$445	$1	$82	$253	$2,131

Six months ended June 30, 2022:
Balance, beginning of period	$1,814	$435	$1	$89	$330	$2,669
(Reversal of provision) provision for loan losses	(464)	10	—	37	(77)	(494)
	1,350	445	1	126	253	2,175
Charge-offs	—	—	—	(45)	—	(45)
Recoveries	—	—	—	1	—	1
Net charge-offs	—	—	—	(44)	—	(44)
Balance, end of period	$1,350	$445	$1	$82	$253	$2,131

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

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans as of June 30, 2022, in accordance with ASC 310 prior to the adoption of ASU 2016-13:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022		June 30, 2022
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
One- to four-family residential mortgages	$4,455	$6	$4,484	$12
Home equity loans and lines of credit	18	—	18	—
Total	$4,473	$6	$4,502	$12

There were no loans individually evaluated for impairment with a related allowance for loan loss as December 31, 2022. At December 31, 2022, loans individually evaluated for impairment do not have an allocated allowance for loan losses because they are written down to fair value at the time of impairment. At December 31, 2022, an impaired loan would also not have an allocated allowance if the value of the property securing the loan, less the cost to sell the property, is greater than the loan balance.

The Company primarily uses the aging of loans to monitor the credit quality of its loan portfolio. The table below presents by credit quality indicator, loan class and year of origination, the amortized cost basis of the Company’s loans as of June 30, 2023.

							Revolving Loans
	Amortized Cost of Term Loans by Origination Year						Amortized
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
June 30, 2023:
Commercial
30 - 59 days past due	$—	$—	$—	$—	$—	$—	$—	$—
60 - 89 days past due	—	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—	—
Loans not past due	—	383	4,914	—	220	1,106	1,250	7,873
Total Commercial	—	383	4,914	—	220	1,106	1,250	7,873

Consumer
30 - 59 days past due	2	—	—	—	—	—	—	2
60 - 89 days past due	—	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—	—
Loans not past due	86	102	37	86	24	43	6,395	6,773
Total Consumer	88	102	37	86	24	43	6,395	6,775

Real Estate
30 - 59 days past due	—	—	—	—	—	700	—	700
60 - 89 days past due	—	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	140	878	—	1,018
Loans not past due	51,436	131,528	289,101	189,352	93,721	538,942	—	1,294,080
Total Real Estate	51,436	131,528	289,101	189,352	93,861	540,520	—	1,295,798

Total	$51,524	$132,013	$294,052	$189,438	$94,105	$541,669	$7,645	$1,310,446

The Company did not have any revolving loans that converted to term loans during the six months ended June 30, 2023.

The following table presents by loan class and year of origination, the gross charge-offs recorded during the three and six months ended June 30, 2023.

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Three months ended June 30, 2023:
One- to four-family residential mortgages	$—	$—	$—	$—	$10	$57	$67
Consumer and other	12	—	—	—	3	—	15
Total	$12	$—	$—	$—	$13	$57	$82

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Six months ended June 30, 2023:
One- to four-family residential mortgages	$—	$—	$—	$—	$10	$57	$67
Consumer and other	27	—	—	—	3	—	30
Total	$27	$—	$—	$—	$13	$57	$97

The table below presents the aging of loans and accrual status by class of loans, net of unearned fees and discounts. Loans with a formal loan payment deferral plan in place are not considered contractually past due or delinquent if the borrower is in compliance with the loan payment deferral plan.

								Loans
								90 Days
								or More
	30 - 59	60 - 89	90 Days or					Past Due
	Days Past	Days Past	More	Total Past	Loans Not	Total	Nonaccrual	and Still
(Dollars in thousands)	Due	Due	Past Due	Due	Past Due	Loans	Loans	Accruing
June 30, 2023:
One- to four-family residential mortgages	$700	$—	$1,018	$1,718	$1,266,627	$1,268,345	$2,333	$—
Multi-family residential mortgages	—	—	—	—	6,074	6,074	—	—
Construction, commercial, and other mortgages	—	—	—	—	20,445	20,445	—	—
Home equity loans and lines of credit	—	—	—	—	7,376	7,376	14	—
Loans on deposit accounts	—	—	—	—	254	254	—	—
Consumer and other	2	—	—	2	7,950	7,952	—	—

Total	$702	$—	$1,018	$1,720	$1,308,726	$1,310,446	$2,347	$—

December 31, 2022:
One- to four-family residential mortgages	$—	$409	$559	$968	$1,250,586	$1,251,554	$2,279	$—
Multi-family residential mortgages	—	—	—	—	6,439	6,439	—	—
Construction, commercial, and other mortgages	—	—	—	—	23,775	23,775	—	—
Home equity loans and lines of credit	—	—	—	—	6,427	6,427	16	—
Loans on deposit accounts	—	—	—	—	217	217	—	—
Consumer and other	6	—	6	12	8,372	8,384	6	—

Total	$6	$409	$565	$980	$1,295,816	$1,296,796	$2,301	$—

The table below presents the amortized cost basis of loans on nonaccrual status as of June 30, 2023 and December 31, 2022.

	June 30, 2023			December 31, 2022
(Dollars in thousands)	Nonaccrual Loans With a Related ACL	Nonaccrual Loans Without a Related ACL	Total Nonaccrual Loans	Total Nonaccrual Loans

One- to four-family residential mortgages	$1,315	$1,018	$2,333	$2,279
Home equity loans and lines of credit	14	—	14	16
Consumer and other	—	—	—	6
Total Nonaccrual Loans and Leases	$1,329	$1,018	$2,347	$2,301

All payments received while on nonaccrual status are applied against the principal balance of the loan.

When a mortgage loan becomes seriously delinquent (90 days or more contractually past due), it displays weaknesses that may result in a loss. As a loan becomes more delinquent, the likelihood of the borrower repaying the loan decreases and the loan becomes more collateral dependent. A mortgage loan becomes collateral dependent when the proceeds for repayment can be expected to come only from the sale or operation of the collateral and not from borrower repayments. Generally, appraisals are obtained after a loan becomes collateral dependent or is four months delinquent. The carrying value of collateral-dependent loans is adjusted to the fair value of the collateral less selling costs. Any commercial real estate, commercial, construction or equity loan that has a loan balance in excess of a specified amount is also periodically reviewed to determine whether the loan exhibits any weaknesses and is performing in accordance with its contractual terms. The amortized cost basis of collateral-dependent loans was $1.0 million and $559,000 at June 30, 2023 and December 31, 2022, respectively. These loans were collateralized by residential real estate in Hawaii. As of June 30, 2023 and December 31, 2022, the fair value of the collateral less selling costs of these collateral-dependent loans exceeded the amortized cost basis. There was no ACL on collateral-dependent loans.

There were no loans modified during the six months ended June 30, 2023 or 2022.

Since the beginning of the year, there has not been a significant increase in loan delinquencies, significant changes in deposits or significant drawdowns on any lines of credit. We do not have any commercial loans to hotels, businesses in the transportation industry, restaurants, or retail establishments.

The Company had no real estate owned as of June 30, 2023 or December 31, 2022. There were three one- to four-family residential mortgage loans totaling $279,000 in the process of foreclosure at June 30, 2023. There were two one- to four-family residential mortgage loans totaling $227,000 in the process of foreclosure at December 31, 2022.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the six months ended June 30, 2023 and 2022, the Company sold mortgage loans held for sale with principal balances of $827,000 and $5.0 million, respectively, and recognized a gain of $10,000 and a loss of $3,000, respectively. The Company had no loans held for sale at June 30, 2023 or 2022.

The Company serviced loans for others with principal balances of $34.8 million at June 30, 2023 and $36.0 million at December 31, 2022. Of these amounts, $19.9 million and $20.7 million of loan balances relate to securitizations for which the Company continues to hold the related mortgage-backed securities at June 30, 2023 and December 31, 2022, respectively. The amount of contractually specified servicing fees earned for the six months ended June 30, 2023 and 2022 was $46,000 and $52,000, respectively. The amount of contractually specified servicing fees earned for the three months ended June 30, 2023 and 2022 was $23,000 and $25,000, respectively. The fees are reported in service and other fees in the Consolidated Statements of Income.

(7)Advances from the Federal Home Loan Bank

Federal Home Loan Bank advances are secured by a blanket pledge on the Bank’s assets not otherwise pledged. At June 30, 2023 and December 31, 2022, our credit limit with the FHLB of Des Moines was equal to 45% of Territorial Savings Bank’s total assets and we had the capacity to borrow an additional $607.3 million and $769.1 million, respectively.

Advances outstanding consisted of the following:

	June 30, 2023		December 31, 2022
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Due within one year	$29,000	1.28%	$24,000	1.27%
Due over 1 year to 2 years	92,000	1.74	82,000	1.40
Due over 2 years to 3 years	40,000	2.41	25,000	1.58
Due over 3 years to 4 years	30,000	4.28	10,000	1.97
Due over 4 years to 5 years	70,000	4.32	—	—
Due over 5 years to 6 years	5,000	4.38	—	—
Total	$266,000	2.81%	$141,000	1.45%

(8)      Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset. Securities sold under agreements to repurchase are summarized as follows:

	June 30, 2023		December 31, 2022
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
Over 1 year to 2 years	$10,000	1.81%	$5,000	1.81%
Over 2 years to 3 years	—	—	5,000	1.73
Total	$10,000	1.81%	$10,000	1.81%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at June 30, 2023. The amount at risk is the greater of the carrying value or fair value over the repurchase liability and refers to the potential loss to the Company if the secured lender fails to return the security at the maturity date of the agreement. All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government agencies or U.S. government-sponsored enterprises. The fair value of the securities pledged must exceed the repurchase liability by 5.00%. In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$13,130	$10,966	$10,000	$3,130	18

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
June 30, 2023:
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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity. The shares committed to be released are considered outstanding for earnings per share computations. Compensation expense recognized for the three months ended June 30, 2023 and 2022 amounted to $171,000 and $272,000, respectively. Compensation expense recognized for the six months ended June 30, 2023 and 2022 amounted to $452,000 and $576,000, respectively.

Shares held by the ESOP trust were as follows:

	June 30,	December 31,
	2023	2022
Allocated shares	595,472	583,474
Unearned shares	269,131	293,598
Total ESOP shares	864,603	877,072
Fair value of unearned shares, in thousands	$3,305	$7,049

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits. For the three and six months ended June 30, 2023, we reversed $28,000 and $21,000, respectively, and for the three and six months ended June 30, 2022, we accrued $14,000 and $50,000, respectively, for the ESOP restoration plan.

(11)    Share-Based Compensation

The shareholders of Territorial Bancorp Inc. adopted the 2010 Equity Incentive Plan and the 2019 Equity Incentive Plan. These plans provide for the award of stock options and restricted stock to key officers and directors. In accordance with the Compensation – Stock Compensation topic of the FASB ASC, the cost of the equity incentive plans is based on the fair value of the awards on the grant date. The fair value of time-based restricted stock is based on the closing price of the Company’s stock on the grant date. The fair value of performance-based stock that will vest based on a performance condition is based on the closing price of the Company’s stock on the date of grant. The fair value of performance-based restricted stock that will vest on a market condition is based on a Monte Carlo valuation of the Company’s stock on the date of grant. The cost of the awards will be recognized on a straight-line basis over the three-year vesting period during which participants are required to provide services in exchange for the awards. There are 42,680 remaining shares available for new awards under the 2019 Equity Plan.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Compensation expense	$44	$140	$2	$274
Income tax benefit	12	38	1	75

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

The table below presents the time-based restricted stock activity:

		Weighted
	Time-Based	Average Grant
	Restricted	Date Fair
	Stock	Value
Unvested at December 31, 2022	23,664	$24.15
Granted	14,803	19.29
Vested	12,729	23.64
Forfeited	—	—
Unvested at June 30, 2023	25,738	$21.61

Unvested at December 31, 2021	23,208	$24.61
Granted	12,013	23.77
Vested	11,557	24.68
Forfeited	—	—
Unvested at June 30, 2022	23,664	$25.06

As of June 30, 2023, the Company had $503,000 of unrecognized compensation costs related to time-based restricted stock.

The table below presents the performance-based restricted stock units (PRSUs) that will vest on a performance condition:

	Performance-
	Based Restricted
	Stock Units	Weighted
	Based on a	Average Grant
	Performance	Date Fair
	Condition	Value
Unvested at December 31, 2022	43,557	$23.63
Granted	17,758	19.29
Vested	—	—
Forfeited	16,348	21.05
Unvested at June 30, 2023	44,967	$22.85

Unvested at December 31, 2021	41,583	$24.68
Granted	14,412	23.77
Vested	7,670	27.30
Forfeited	4,768	27.30
Unvested at June 30, 2022	43,557	$23.63

The fair value of these PRSUs is based on the fair value of the Company’s stock on the date of grant. As of June 30, 2023, the Company had no unrecognized compensation costs related to these PRSUs since meeting the performance condition is not probable. Compensation expense up to $685,000 may be recognized in the future if achievement of the performance condition becomes probable. Performance will be measured over a three-year performance period and will be cliff vested. The performance condition is measured quarterly by comparing the Company’s three-year return on average equity to a peer group of banks. The Company’s percentile ranking in the peer group is used to adjust the number of PRSUs that are expected to vest.

The table below presents the PRSUs that will vest on a market condition:

	Performance-
	Based Restricted	Monte Carlo
	Stock Units	Valuation of
	Based on a	the Company's
	Market Condition	Stock
Unvested at December 31, 2022	10,889	$24.04
Granted	4,443	17.95
Vested	—	—
Forfeited	4,087	22.16
Unvested at June 30, 2023	11,245	$22.31

Unvested at December 31, 2021	10,396	$24.03
Granted	3,603	24.42
Vested	—	—
Forfeited	3,110	24.45
Unvested at June 30, 2022	10,889	$24.04

As of June 30, 2023, the Company had $91,000 of unrecognized compensation costs related to the PRSUs that are based on a market condition. The market value of PRSUs that will vest on a market condition is determined by a Monte Carlo valuation of the Company’s stock as of the grant date. Performance will be measured over a three-year performance period and will be cliff vested. The market condition is measured quarterly by comparing the Company’s three-year average total stock return to a peer group of other banks. The Company’s percentile ranking in the peer group determines how many PRSUs will vest.

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

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Net income	$1,497	$4,110	$3,813	$8,820
Income allocated to participating securities	(9)	(24)	(28)	(47)
Net income available to common shareholders	$1,488	$4,086	$3,785	$8,773

Weighted-average number of shares used in:
Basic earnings per share	8,620,643	8,876,691	8,697,213	8,928,127
Dilutive common stock equivalents:
Stock options and restricted stock units	38,284	50,482	43,486	49,707
Diluted earnings per share	8,658,927	8,927,173	8,740,699	8,977,834

Net income per common share, basic	$0.17	$0.46	$0.44	$0.98
Net income per common share, diluted	$0.17	$0.46	$0.43	$0.98

(13)    Accumulated Other Comprehensive Loss

The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes:

	Unfunded	Unrealized
	Pension	Loss/(Gain) on
(Dollars in thousands)	Liability	Securities	Total
Three months ended June 30, 2023
Balances at beginning of period	$5,746	$1,661	$7,407
Other comprehensive loss, net of taxes	—	314	314
Net current period other comprehensive loss	—	314	314
Balances at end of period	$5,746	$1,975	$7,721

Three months ended June 30, 2022
Balances at beginning of period	$5,524	$103	$5,627
Other comprehensive loss, net of taxes	—	774	774
Net current period other comprehensive loss	—	774	774
Balances at end of period	$5,524	$877	$6,401

Six months ended June 30, 2023
Balances at beginning of period	$5,746	$1,998	$7,744
Other comprehensive income, net of taxes	—	(23)	(23)
Net current period other comprehensive income	—	(23)	(23)
Balances at end of period	$5,746	$1,975	$7,721

Six months ended June 30, 2022
Balances at beginning of period	$5,524	$—	$5,524
Other comprehensive loss, net of taxes	—	877	877
Net current period other comprehensive loss	—	877	877
Balances at end of period	$5,524	$877	$6,401

The table below presents the tax effect on each component of accumulated other comprehensive loss:

	Three Months Ended June 30,
	2023			2022
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unrealized loss on securities	$428	$(114)	$314	$1,055	$(281)	$774
Total	$428	$(114)	$314	$1,055	$(281)	$774

	Six Months Ended June 30,
	2023			2022
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unrealized (gain) loss on securities	$(31)	$8	$(23)	$1,195	$(318)	$877
Total	$(31)	$8	$(23)	$1,195	$(318)	$877

(14)    Revenue Recognition

The Company’s contracts with customers are generally short term in nature, with cycles of one year or less. These can range from an immediate term for services such as wire transfers, foreign currency exchanges, and cashier’s check purchases, to several days for services such as processing annuity and mutual fund sales. Some contracts may be of an ongoing nature, such as providing deposit account services, including ATM access, check processing, account analysis, and check ordering. However, provision of an assessable service and payment for such service is usually concurrent or closely timed. Contracts related to financial instruments, such as loans, investments, and debt, are excluded from the scope of this reporting requirement.

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

Revenue from contracts with customers is reported in service and other fees in other noninterest income in the Consolidated Statements of Income. The table below reconciles the revenue from contracts with customers and other revenue reported in those line items:

	Service and
(Dollars in thousands)	Other Fees	Other	Total
Three months ended June 30, 2023
Revenue from contracts with customers	$377	$27	$404
Other revenue	37	33	70
Total	$414	$60	$474

Three months ended June 30, 2022
Revenue from contracts with customers	$375	$56	$431
Other revenue	37	130	167
Total	$412	$186	$598

Six months ended June 30, 2023
Revenue from contracts with customers	$652	$69	$721
Other revenue	72	66	138
Total	$724	$135	$859

Six months ended June 30, 2022
Revenue from contracts with customers	$685	$100	$785
Other revenue	68	1,183	1,251
Total	$753	$1,283	$2,036

(15)    Leases

The table below presents lease costs and other information for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Lease costs:
Operating lease costs	$690	$737	$1,395	$1,499
Short-term lease costs	111	77	215	92
Variable lease costs	34	40	77	78
Total lease costs	$835	$854	$1,687	$1,669

Cash paid for amounts included in measurement of lease liabilities	$(139)	$764	$630	$1,527
ROU assets obtained in exchange for new operating lease liabilities	$388	$32	$506	$4,830

At June 30, 2023, future minimum rental commitments under noncancellable operating leases are as follows:

(Dollars in thousands)
2023	$1,484
2024	2,818
2025	2,199
2026	2,038
2027	1,961
Thereafter	11,028
Total	21,528
Less lease incentives to be received in 2023	(4,011)
Less present value discount	(2,196)
Present value of leases	$15,321

The table below presents additional lease-related information:

	June 30,	June 30,
	2023	2022
Weighted-average remaining lease term (years)	8.99	8.96
Weighted-average discount rate	2.14%	1.90%

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Assets
Cash and cash equivalents	$87,660	$87,660	$87,660	$—	$—
Investment securities available for sale	20,455	20,455	—	20,455	—
Investment securities held to maturity	705,584	580,714	—	580,714	—
Loans receivable, net	1,305,184	1,134,365	—	—	1,134,365
FHLB stock	13,244	13,244	—	13,244	—
FRB stock	3,176	3,176	—	3,176	—
Accrued interest receivable	5,967	5,967	35	1,484	4,448

Liabilities
Deposits	1,645,711	1,639,592	—	1,151,923	487,669
Advances from the Federal Home Loan Bank	266,000	258,356	—	258,356	—
Securities sold under agreements to repurchase	10,000	9,503	—	9,503	—
Accrued interest payable	866	866	—	61	805

December 31, 2022
Assets
Cash and cash equivalents	$40,553	$40,553	$40,553	$—	$—
Investment securities available for sale	20,821	20,821	—	20,821	—
Investment securities held to maturity	717,773	591,084	—	591,084	—
Loans receivable, net	1,294,764	1,180,840	—	—	1,180,840
FHLB stock	8,197	8,197	—	8,197	—
FRB stock	3,170	3,170	—	3,170	—
Accrued interest receivable	6,115	6,115	23	1,497	4,595

Liabilities
Deposits	1,716,152	1,708,612	—	1,286,465	422,147
Advances from the Federal Home Loan Bank	141,000	133,145	—	133,145	—
Securities sold under agreements to repurchase	10,000	9,440	—	9,440	—
Accrued interest payable	701	701	—	33	668

At June 30, 2023 and December 31, 2022, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the Consolidated Financial Statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

June 30, 2023
Investment securities available for sale	$—	$20,455	$—	$20,455
Interest rate contracts	—	—	—	—

December 31, 2022
Investment securities available for sale	—	20,821	—	20,821
Interest rate contracts	—	—	—	—

There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2023 or December 31, 2022.

(17)    Subsequent Events

On July 28, 2023, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.23 per share of common stock. The dividend is expected to be paid on August 25, 2023 to stockholders of record as of August 11, 2023.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, including conditions caused by public health emergencies, international conflict, inflation, and recessionary pressures, internationally, nationally or in our market areas, that are worse than expected;

●	competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins and spreads or reduce the fair value of financial instruments and other assets or our ability to originate mortgage loans;

●	our ability to manage our liquidity, including the size and composition of our deposit portfolio, and the percentage of uninsured deposits in the portfolio;

●	adverse changes in the securities or credit markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to successfully integrate acquired entities, if any;

●	changes in consumer demand, spending, borrowing, and savings habits;

●	changes in accounting and auditing policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

●	changes in our organization, compensation, and benefit plans;

●	the timing and amount of revenues that we may recognize;

●	the value and marketability of collateral underlying our loan portfolios;

●	our ability to retain key employees;

●	cyber attacks, computer viruses, and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data or disable our systems;

●	technological changes that may be more difficult or expensive than expected;

●	the ability of third-party providers to perform their obligations to us;

●	the ability of the U.S. Government to manage federal debt limits;

●	the effects of any federal government shutdown;

●	the quality and composition of our investment portfolio;

●	changes in market and other conditions that would affect our ability to repurchase our common stock;

●	changes in our financial condition or results of operations that reduce capital available to pay dividends;

●	the effects of climate change and societal, investor, and governmental responses to climate change;

●	the effects of social and governance change and societal and investor sentiment and governmental responses to social and governance matters;

●	the effects of domestic and international hostilities, including terrorism; and

●	changes in the financial condition or future prospects of issuers of securities that we own.

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

As a result of these procedures, we obtained $125.0 million of advances during the six months ended June 30, 2023 from the Federal Home Loan Bank. The proceeds of these advances were used to enhance our liquidity and to fund the decrease in deposits. These actions resulted in a stronger liquidity position and a reduction in our interest rate risk. We continue to monitor these events and the impact they may have in future periods, and will respond accordingly. Refer to the “Liquidity and Capital Resources” section for further information regarding liquidity.

Additionally, the U.S. government, particularly the Federal Deposit Insurance Company (“FDIC”), U.S Department of Treasury, and the Board of Governors of the Federal Reserve System, have taken measures designed to restore confidence in the financial markets.

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

We have continued our focus on originating one- to four-family residential real estate loans. Our emphasis on conservative loan underwriting has resulted in continued low levels of nonperforming assets. Our nonperforming assets, which can include nonaccrual loans and real estate owned, totaled $2.3 million, or 0.11% of total assets at June 30, 2023 compared to $2.3 million, or 0.11% of total assets at December 31, 2022. We recorded a credit loss provision of $112,000 under ASC 326 and a reversal of loan loss provisions of $494,000 under ASC 310 during the six months ended June 30, 2023 and 2022, respectively. ASC 326 requires organizations to measure all expected credit losses for financial instruments based on historical experience, current conditions, and reasonable and supportable forecasts. We did not record a provision for credit losses on investment securities during the six months ended June 30, 2023 or 2022. The credit loss provision in the six months ended June 30, 2023 was primarily due to a decrease in forecasted prepayments and recoveries in the real estate portfolio which increased estimated future losses on real estate loans. The reversal of loan loss provisions in the six months ended June 30, 2022 occurred primarily due to decreases in the amount of loans in our loan payment deferral program, Hawaii’s unemployment rate, and the size of our loan portfolio. The loan payment deferral program was created to assist borrowers who were experiencing financial hardship due to the COVID-19 pandemic.

We sold fixed-rate mortgage loans held for sale with principal balances of $827,000 and $5.0 million during the six months ended June 30, 2023 and 2022, respectively. Federal Home Loan Bank advances had a net increase of $125.0 million to $266.0 million during the six months ended June 30, 2023 and remained constant at $141.0 million during the six months ended June 30, 2022. Securities sold under agreements to repurchase remained constant at $10.0 million during the six months ended June 30, 2023 and 2022.

Our investments in mortgage-backed securities have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. These entities guarantee the payment of principal and interest on our mortgage-backed securities. As of June 30, 2023 and December 31, 2022, we owned $726.0 million and $738.6 million, respectively, of mortgage-backed securities issued by Freddie Mac, Fannie Mae, and Ginnie Mae.

Critical Accounting Policies

On January 1, 2023, we adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which created material changes to our critical accounting policies that existed at December 31, 2022. This standard replaces the “incurred loss” model, which estimates a loss allowance based on current known and inherent losses within a loan portfolio to an “expected loss” model known as CECL, which estimates a loss based on losses expected to be recorded over the life of the loan portfolio.

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

Comparison of Financial Condition at June 30, 2023 and December 31, 2022

Assets. Our total assets increased by $49.6 million, or 2.3%, to $2.2 billion at June 30, 2023. The increase in assets was primarily due to a $47.1 million increase in cash.

Cash and Cash Equivalents. Cash and cash equivalents were $87.7 million at June 30, 2023, an increase of $47.1 million, or 116.2%, since December 31, 2022. The increase in cash and cash equivalents was primarily caused by a $125.0 million increase in borrowings, which was partially offset by a $70.4 million decrease in deposits, each as described below.

Loans. Total loans were $1.3 billion at June 30, 2023, or 58.8% of total assets. During the six months ended June 30, 2023, the loan portfolio increased by $10.4 million, or 0.8%. The increase in the loan portfolio primarily occurred as the origination of new loans exceeded principal repayments and loan sales.

Securities. Total investment securities, including $20.5 million of investment securities available for sale, were $726.0 million at June 30, 2023, or 32.7% of total assets. During the six months ended June 30, 2023, the investment securities portfolio decreased by $12.6 million, or 1.7%. The decrease in the investment securities balance occurred as principal repayments exceeded purchases.

At June 30, 2023, none of the underlying collateral for the securities consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans.

Deposits. Deposits were $1.6 billion at June 30, 2023, a decrease of $70.4 million, or 4.1%, since December 31, 2022. The decrease in deposits was primarily due to decreases of $119.5 million in passbook saving accounts and $14.2 million in checking accounts that was partially offset by a $64.1 million increase in certificates of deposit during the six months ended June 30, 2023. The decrease in passbook saving accounts occurred as funds were transferred by customers from savings accounts for higher interest rates paid on our certificates of deposit or to other financial institutions.

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank (FHLB) and funds borrowed under securities sold under agreements to repurchase. At June 30, 2023 total borrowings were $276.0 million, an increase of $125.0 million, or 82.8%, from $151.0 million at December 31, 2022. The increase in borrowings was used to enhance liquidity and fund the decrease in deposits.

Stockholders’ Equity. Total stockholders’ equity was $250.6 million at June 30, 2023, a decrease of $5.9 million, or 2.3%, from $256.6 million at December 31, 2022. The decrease in stockholders’ equity was primarily due to dividends declared, shares repurchased, and the reduction in retained earnings from the adoption of the CECL accounting standard exceeding net income.

Average Balances and Yields

The following tables set forth average balance sheets, yields and rates, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as we did not hold any tax-free investments. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances and are included with accrual loans in the tables. However, no interest income was attributed to nonaccrual loans. The yields set forth below include the effect of net deferred costs, discounts, and premiums that are amortized or accreted to interest income of $38,000 and $102,000 for the three and six months ended June 30, 2023, respectively, and $21,000 and $23,000 for the three and six months ended June 30, 2022, respectively.

	For the Three Months Ended June 30,
	2023			2022
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,258,199	$11,188	3.56%	$1,251,212	$10,744	3.43%
Multi-family residential	6,158	72	4.68	4,557	49	4.30
Construction, commercial, and other	21,913	223	4.07	21,694	222	4.09
Home equity loans and lines of credit	7,194	125	6.95	6,251	80	5.12
Other loans	8,294	89	4.29	8,528	81	3.80
Total loans	1,301,758	11,697	3.59	1,292,242	11,176	3.46
Investment securities:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises (2)	732,722	4,525	2.47	704,019	3,928	2.23
Total securities	732,722	4,525	2.47	704,019	3,928	2.23
Other	89,683	1,070	4.77	71,807	267	1.49
Total interest-earning assets	2,124,163	17,292	3.26	2,068,068	15,371	2.97
Non-interest-earning assets	88,649			91,668
Total assets	$2,212,812			$2,159,736

Interest-bearing liabilities:
Savings accounts	$811,118	480	0.24%	$1,057,543	208	0.08%
Certificates of deposit	464,015	3,827	3.30	263,210	512	0.78
Money market accounts	5,148	1	0.08	5,668	2	0.14
Checking and Super NOW accounts	291,879	15	0.02	310,794	16	0.02
Total interest-bearing deposits	1,572,160	4,323	1.10	1,637,215	738	0.18
Federal Home Loan Bank advances	261,385	1,832	2.80	141,000	516	1.46
Securities sold under agreements to repurchase	10,000	45	1.80	10,000	47	1.88
Total interest-bearing liabilities	1,843,545	6,200	1.35	1,788,215	1,301	0.29
Non-interest-bearing liabilities	116,238			113,624
Total liabilities	1,959,783			1,901,839
Stockholders’ equity	253,029			257,897
Total liabilities and stockholders’ equity	$2,212,812			$2,159,736

Net interest income		$11,092			$14,070
Net interest rate spread (3)			1.91%			2.68%
Net interest-earning assets (4)	$280,618			$279,853
Net interest margin (5)			2.09%			2.72%
Interest-earning assets to interest-bearing liabilities	115.22%			115.65%
(1)	Annualized by using the ratio of the number of months in a year over the number of months in the period.
(2)	Average balance includes loans or investments held to maturity and available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2023			2022
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,254,152	$22,136	3.53%	$1,256,225	$21,667	3.45%
Multi-family residential	5,466	133	4.87	4,909	108	4.40
Construction, commercial, and other	22,971	474	4.13	20,889	430	4.12
Home equity loans and lines of credit	6,739	229	6.80	6,557	168	5.12
Other loans	8,366	179	4.28	8,634	160	3.71
Total loans	1,297,694	23,151	3.57	1,297,214	22,533	3.47
Investment securities:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises (2)	736,515	9,065	2.46	680,582	7,351	2.16
Total securities	736,515	9,065	2.46	680,582	7,351	2.16
Other	78,512	1,797	4.58	71,862	443	1.23
Total interest-earning assets	2,112,721	34,013	3.22	2,049,658	30,327	2.96
Non-interest-earning assets	88,684			90,224
Total assets	$2,201,405			$2,139,882

Interest-bearing liabilities:
Savings accounts	$843,315	826	0.20%	$1,069,086	401	0.08%
Certificates of deposit	451,374	6,995	3.10	235,720	900	0.76
Money market accounts	5,210	2	0.08	5,526	3	0.11
Checking and Super NOW accounts	293,940	30	0.02	305,838	31	0.02
Total interest-bearing deposits	1,593,839	7,853	0.99	1,616,170	1,335	0.17
Federal Home Loan Bank advances	227,050	2,886	2.54	141,000	1,027	1.46
Securities sold under agreements to repurchase	10,000	91	1.82	10,000	91	1.82
Total interest-bearing liabilities	1,830,889	10,830	1.18	1,767,170	2,453	0.28
Non-interest-bearing liabilities	116,171			114,536
Total liabilities	1,947,060			1,881,706
Stockholders’ equity	254,345			258,176
Total liabilities and stockholders’ equity	$2,201,405			$2,139,882

Net interest income		$23,183			$27,874
Net interest rate spread (3)			2.04%			2.68%
Net interest-earning assets (4)	$281,832			$282,488
Net interest margin (5)			2.19%			2.72%
Interest-earning assets to interest-bearing liabilities	115.39%			115.99%
(1)	Annualized by using the ratio of the number of months in a year over the number of months in the period.
(2)	Average balance includes loans or investments held to maturity and available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2023 and 2022

General. Net income decreased by $2.6 million, or 63.6%, to $1.5 million for the three months ended June 30, 2023 from $4.1 million for the three months ended June 30, 2022. The decrease in net income was primarily due to a $3.0 million decrease in net interest income and a $538,000 increase in credit/loan loss provisions. These decreases to net income were partially offset by a $950,000 decrease in income tax expense.

Net Interest Income. Net interest income decreased by $3.0 million, or 21.2%, to $11.1 million for the three months ended June 30, 2023 from $14.1 million for the three months ended June 30, 2022. Interest income increased by $1.9 million, or 12.5%, primarily due to a 29 basis point increase in the yield on average interest-earning assets and a $56.1 million increase in the average balance of interest-earning assets. Interest expense increased by $4.9 million, or 376.6%, due to a 106 basis point increase in the cost of average interest-bearing liabilities and a $55.3 million increase in the average balance of interest-bearing liabilities. We have a significant level of fixed-rate loans, which have not repriced as quickly as our interest-bearing liabilities during the recent period of rising market interest rates. The net interest rate spread and net interest margin were 1.91% and 2.09%, respectively, for the three months ended June 30, 2023, compared to 2.68% and 2.72%, respectively, for the three months ended June 30, 2022. The decrease in the net interest rate spread and in the net interest margin are attributable to the 106 basis point increase in the cost of average interest-bearing liabilities, which was partially offset by the 29 basis point increase in the yield of average interest-earning assets.

Interest Income. Interest income increased by $1.9 million, or 12.5%, to $17.3 million for the three months ended June 30, 2023 from $15.4 million for the three months ended June 30, 2022. Interest income on other interest earning assets increased by $803,000, or 300.7%, to $1.1 million for the three months ended June 30, 2023 from $267,000 for the three months ended June 30, 2022. The increase in interest income on other interest earning assets was primarily due to an increase in the average yield on our cash balance at the Federal Reserve Bank (FRB) from 0.77% for the three months ended June 30, 2022 to 4.65% for the three months ended June 30, 2023 due to an increase in market rates and a $14.3 million increase in the average cash balance held at the FRB. Interest income on securities increased by $597,000, or 15.2%, to $4.5 million for the three months ended June 30, 2023 from $3.9 million for the three months ended June 30, 2022. The increase in interest income on securities occurred primarily because of a 24 basis point increase in the average yield, which was augmented by an increase in the average balance of securities of $28.7 million, or 4.1%, to $732.7 million for the three months ended June 30, 2023 from $704.0 million for the three months ended June 30, 2022. The increase in the average balance of securities occurred as mortgage-backed securities were previously purchased to offset the decrease in interest income on our loan portfolio. Interest income on loans increased by $521,000, or 4.7%, from $11.2 million for the three months ended June 30, 2022 to $11.7 million for the three months ended June 30, 2023. The increase in interest income on loans occurred because of a 13 basis point increase in the average yield and a $9.5 million, or 0.7%, increase in the average balance of loans.

Interest Expense. Interest expense increased by $4.9 million, or 376.6%, to $6.2 million for the three months ended June 30, 2023 from $1.3 million for the three months ended June 30, 2022. Interest expense on interest-bearing deposits increased by $3.6 million, or 485.8%, to $4.3 million for the three months ended June 30, 2023 from $738,000 for the three months ended June 30, 2022. The increase in interest expense on interest-bearing deposits was primarily due to a 252 basis point increase in the average rate paid on certificates of deposit and a $200.8 million, or 76.3%, increase in the average balance of certificates of deposit. The average rate paid on certificates of deposit increased to 3.30% for the three months ended June 30, 2023 from 0.78% for the three months ended June 30, 2022, primarily due to increases in market interest rates. Interest expense on savings accounts increased by $272,000, or 130.8%, to $480,000 for the three months ended June 30, 2023 from $208,000 for the three months ended June 30, 2022. The increase in interest expense on savings accounts occurred primarily because of a 16 basis point increase in the average rate which was partially offset by a $246.4 million, or 23.3%, decrease in the average balance of savings accounts. The changes in the average balance of savings accounts and certificates of deposit occurred as customers transferred funds from lower rate savings accounts to certificates of deposit with higher interest rates. Interest expense on FHLB advances rose by $1.3 million, or 255.0%, from $516,000 for the three months ended June 30, 2022 to $1.8 million for the three months ended June 30, 2023. The increase in interest expense occurred because of a 134 basis point increase in the average cost and a $120.4 million, or 85.4%, increase in the average balance of FHLB advances. The increase in the average cost and the average balance of FHLB advances was primarily due to $125.0 million in additional FHLB advances in the higher interest rate environment to enhance our liquidity and to fund the decrease in deposits.

Provision for Credit/Loan Losses. We recorded a credit loss provision of $212,000 under ASC 326 and a reversal of loan loss provision of $326,000 under ASC 310 for the three months ended June 30, 2023 and 2022, respectively. The increase in the credit loss provision for the three months ended June 30, 2023 was primarily due to a decrease in forecasted prepayments and recoveries in the real estate portfolio which increased the expected future losses on real estate loans. The reversal of the loan loss provision for the three months ended June 30, 2022 was primarily due to decreases in the amount of loans in our loan payment deferral program, Hawaii’s unemployment rate, and the size of our loan portfolio. The loan payment deferral program was created to assist borrowers who were experiencing financial hardship due to the COVID-19 pandemic. The provisions recorded resulted in the ratios of the allowance for credit/loan losses to total loans of 0.40% and 0.17% at June 30, 2023 and 2022, respectively. Nonaccrual loans totaled $2.3 million at June 30, 2023, or 0.18% of total loans at that date, compared to $4.0 million of nonaccrual loans at June 30, 2022, or 0.31% of total loans at that date. Nonaccrual loans as of June 30, 2023 and 2022 consisted primarily of one- to four-family residential real estate loans. We have provided for all losses that can be reasonably estimated based on general and specific conditions at June 30, 2023 and 2022. For additional information see Note (6), “Loans Receivable and Allowance for Credit/Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income. The following table summarizes changes in noninterest income between the three months ended June 30, 2023 and 2022.

	Three Months Ended
	June 30,		Change
	2023	2022	$ Change	% Change

		(Dollars in thousands)
Service and other fees	$414	$412	$2	0.5%
Income on bank-owned life insurance	207	194	13	6.7%
Net gain (loss) on sale of loans	9	(21)	30	142.9%
Other	60	186	(126)	(67.7)%
Total	$690	$771	$(81)	(10.5)%

Noninterest income decreased by $81,000 for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Other income decreased primarily due to $101,000 of interest on bank-owned life insurance net proceeds received during the three months ended June 30, 2022.

Noninterest Expense. The following table summarizes changes in noninterest expense between the three months ended June 30, 2023 and 2022.

	Three Months Ended
	June 30,		Change
	2023	2022	$ Change	% Change

		(Dollars in thousands)
Salaries and employee benefits	$5,143	$5,392	$(249)	(4.6)%
Occupancy	1,759	1,648	111	6.7%
Equipment	1,303	1,236	67	5.4%
Federal deposit insurance premiums	246	143	103	72.0%
Other general and administrative expenses	1,059	1,125	(66)	(5.9)%
Total	$9,510	$9,544	$(34)	(0.4)%

Noninterest expense decreased by $34,000 for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease in salaries and employee benefits was primarily due to a decrease in bonus accruals, stock benefit plan expenses, and employee stock option program expenses which was partially offset by an increase in loan agent commissions and a decrease in deferred salary expense for originating new loans. The decrease in other general and administrative expenses was primarily due to a decrease in marketing fees. The increase in occupancy expense was primarily due to an increase in office repairs and maintenance. The increase in federal deposit insurance premiums was primarily due to an increase in the Federal Deposit Insurance Corporation (FDIC) premium rate beginning January 1, 2023. The increase in equipment expense was primarily due to an increase in other data processing expense.

Income Tax Expense. Income taxes were $563,000 for the three months ended June 30, 2023, reflecting an effective tax rate of 27.3%, compared to $1.5 million for the three months ended June 30, 2022, reflecting an effective tax rate of 26.9%.

Comparison of Operating Results for the Six Months Ended June 30, 2023 and 2022

General. Net income decreased by $5.0 million, or 56.8%, to $3.8 million for the six months ended June 30, 2023 from $8.8 million for the six months ended June 30, 2022. The decrease in net income was due to a $4.7 million decrease in net interest income, a $1.1 million decrease in non-interest income and a $606,000 increase in credit/loan loss provisions. These decreases to net income were partially offset by a $1.4 million decrease in income taxes.

Net Interest Income. Net interest income decreased by $4.7 million, or 16.8%, to $23.2 million for the six months ended June 30, 2023 from $27.9 million for the six months ended June 30, 2022. Interest expense increased by $8.4 million, or 341.5%, due to a 90 basis point increase in the cost of average interest-bearing liabilities. We have a significant level of fixed-rate loans, which have not repriced as quickly as our interest-bearing liabilities during the recent period of rising market interest rates. Interest income increased by $3.7 million, or 12.2%, due to a 26 basis point increase in the yield of average interest-earning assets and a $63.1 million increase in the average balance of interest-earning assets. The net interest rate spread and net interest margin were 2.04% and 2.19%, respectively, for the six months ended June 30, 2023, compared to 2.68% and 2.72%, respectively, for the six months ended June 30, 2022. The decreases in the net interest rate spread and in the net interest margin are attributable to the 90 basis point increase in the cost of average interest-bearing liabilities, which was partially offset by a 26 basis point increase in the yield on average interest-earning assets.

Interest Income. Interest income increased by $3.7 million, or 12.2%, to $34.0 million for the six months ended June 30, 2023. Interest income on securities increased by $1.7 million, or 23.3%, to $9.1 million for the six months ended June 30, 2023, from $7.4 million for the six months ended June 30, 2022. The increase in interest income on securities occurred primarily because of a 30 basis point increase in the yield on average securities, which occurred as higher yielding securities were purchased. This increase was augmented by a $55.9 million, or 8.2%, increase in the average balance of securities as security purchases exceeded security repayments. Interest income on other interest earning assets increased by $1.4 million, or 305.6%, to $1.8 million for the six months ended June 30, 2023 from $443,000 for the six months ended June 30, 2022. The increase in interest income on other interest earning assets was primarily due to an increase in the average yield on our cash balance at the FRB from 0.46% for the six months ended June 30, 2022 to 4.40% for the six months ended June 30, 2023 due to an increase in market interest rates. Interest income on loans increased by $618,000, or 2.7%, to $23.2 million for the six months ended June 30, 2023 from $22.5 million for the six months ended June 30, 2022. The increase in interest income on loans occurred because the average loan yield increased by 10 basis points, or 2.9%, which was primarily due to an increase in market rates.

Interest Expense. Interest expense increased by $8.4 million, or 341.5%, to $10.8 million for the six months ended June 30, 2023 from $2.5 million for the six months ended June 30, 2022. Interest expense on interest-bearing deposits increased by $6.5 million, or 488.2%, to $7.9 million for the six months ended June 30, 2023 from $1.3 million for the six months ended June 30, 2022. Interest expense on certificates of deposit increased by $6.1 million, or 677.2%, to $7.0 million for the six months ended June 30, 2023 from $900,000 for the six months ended June 30, 2022. The increase in interest expense on certificates of deposit occurred because of a 234 basis point increase in the average rate which was augmented by a $215.7 million increase in the average balance of certificates of deposit. Interest expense on savings accounts increased by $425,000, or 106.0%, to $826,000 for the six months ended June 30, 2023 from $401,000 for the six months ended June 30, 2022. The increase in interest expense on savings accounts occurred primarily because of a 12 basis point increase in the average rate which was partially offset by a $225.8 million, or 21.1%, decrease in the average balance of savings accounts. The increase in the average rates on certificates of deposit and savings accounts were primarily due to increases in market interest rates. The changes in the average balance of certificates of deposit and the average balance of savings accounts occurred as customers transferred funds from lower rate savings accounts to certificates of deposit with higher interest rates. Interest expense on FHLB advances rose by $1.9 million, or 181.0%, from $1.0 million for the six months ended June 30, 2022 to $2.9 million for the six months ended June 30, 2023. The increase in interest expense occurred because of a 108 basis point increase in the average cost of FHLB advances. This increase to interest expense was augmented by an $86.1 million, or 61.0%, increase in the average FHLB advance balance. The increase in the average cost and the average balance of FHLB advances was primarily due to $125.0 million in additional FHLB advances obtained at higher market rates during the six months ended June 30, 2023 to enhance our liquidity and to fund the decrease in deposits.

Provision for Credit/Loan Losses. We recorded credit loss provisions of $112,000 under ASC 326 and a reversal of loan loss provisions of $494,000 under ASC 310 during the six months ended June 30, 2023 and 2022, respectively. The increase in the credit loss provision in the six months ended June 30, 2023 was primarily due to a decrease in forecasted prepayments and recoveries in the real estate portfolio which increased the expected future losses on real estate loans. The reversal of the loan loss provision in the six months ended June 30, 2022 occurred primarily due to decreases in the amount of loans in our loan payment deferral program, Hawaii’s unemployment rate, and the size of our loan portfolio. The loan payment deferral program was created to assist borrowers who were experiencing financial hardship due to the COVID-19 pandemic. The provisions recorded resulted in ratios of the allowance for credit/loan losses to total loans of 0.40% and 0.17% at June 30, 2023 and 2022, respectively. Nonaccrual loans totaled $2.3 million at June 30, 2023, or 0.18% of total loans at that date, compared to $4.0 million of nonaccrual loans at June 30, 2022, or 0.31% of total loans at that date. Nonaccrual loans as of June 30, 2023 and 2022 consisted primarily of one- to four-family residential real estate loans. For additional information see Note (6), “Loans Receivable and Allowance for Credit/Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income. The following table summarizes changes in noninterest income between the six months ended June 30, 2023 and 2022.

	Six Months Ended
	June 30,		Change
	2023	2022	$ Change	% Change

		(Dollars in thousands)
Service and other fees	$724	$753	$(29)	(3.9)%
Income on bank-owned life insurance	410	391	19	4.9%
Net gain (loss) on sale of loans	10	(3)	13	433.3%
Other	135	1,283	(1,148)	(89.5)%
Total	$1,279	$2,424	$(1,145)	(47.2)%

Noninterest income decreased by $1.1 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Other income decreased primarily due to $1.0 million of bank-owned life insurance net proceeds received during the six months ended June 30, 2022.

Noninterest Expense. The following table summarizes changes in noninterest expense between the six months ended June 30, 2023 and 2022.

	Six Months Ended
	June 30,		Change
	2023	2022	$ Change	% Change

		(Dollars in thousands)
Salaries and employee benefits	$10,547	$11,005	$(458)	(4.2)%
Occupancy	3,382	3,242	140	4.3%
Equipment	2,615	2,432	183	7.5%
Federal deposit insurance premiums	491	284	207	72.9%
Other general and administrative expenses	2,088	2,179	(91)	(4.2)%
Total	$19,123	$19,142	$(19)	(0.1)%

Noninterest expense decreased by $19,000 for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in salaries and employee benefits was primarily due to a decrease in bonus accruals, stock benefit plan expenses, and employee stock option program expenses which was partially offset by a decrease in deferred salary expenses for originating new loans. The decrease in other general and administrative expenses was primarily due to a decrease in marketing fees. The increase in federal deposit insurance premiums was primarily due to an increase in the Federal Deposit Insurance Corporation (FDIC) premium rate beginning January 1, 2023. The increase in equipment expense was primarily due to an increase in data processing expense and service bureau expense. The increase in occupancy expense was primarily due to an increase in repairs and maintenance expense and leasehold improvement depreciation expense.

Income Tax Expense. Income tax expense was $1.4 million for the six months ended June 30, 2023, reflecting an effective tax rate of 27.1%, compared to $2.8 million for the six months ended June 30, 2022, reflecting an effective tax rate of 24.3%. The decrease to income tax expense during the six months ended June 30, 2023, was primarily due to a $6.4 million decrease in income before income taxes. The higher effective tax rate during the six months ended June 30, 2023 was primarily due to the receipt of $1.1 million of proceeds on bank-owned life insurance that was not taxable in the six months ended June 30, 2022.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan and security repayments, advances from the Federal Home Loan Bank, proceeds from securities sold under agreements to repurchase, and proceeds from loan and security sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions, and competition. We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Executive Vice President and Chief Financial Officer, our Senior Vice President of Finance, and our Vice President and Senior Treasury Analyst, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2023.

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

Our most liquid asset is cash. The amount of this asset is dependent on our operating, financing, lending, and investing activities during any given period. At June 30, 2023, our cash and cash equivalents totaled $87.7 million. On that date, we had $10.0 million in securities sold under agreements to repurchase outstanding and $266.0 million of Federal Home Loan Bank advances outstanding with the ability to borrow an additional $607.3 million under Federal Home Loan Bank advances. At June 30, 2023, we had unpledged securities with a market value of $174.9 million and had the ability to borrow up to $164.4 million using these securities as collateral by borrowing from the Federal Reserve Bank or using securities sold under agreements to repurchase. We also had securities with a market value of $226.0 million pledged to the Federal Reserve Bank with the ability to borrow up to $212.4 million using these securities as collateral.

Our cash flows are derived from operating activities, investing activities, and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2023, we had $2.0 million in loan commitments outstanding for fixed-rate loans and had $13.8 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2023 totaled $439.5 million, or 26.7% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and security sales, brokered deposits, securities sold under agreements to repurchase, and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2024. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the six months ended June 30, 2023 and 2022, we originated $55.5 million and $97.7 million of loans, respectively. During the six months ended June 30, 2023 and 2022, we purchased securities with a face value of $6.8 million and $132.5 million, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances, securities sold under agreements to repurchase, stock repurchases, and dividend payments. We experienced a decrease in deposits of $70.4 million for the six months ended June 30, 2023 and an increase in deposits of $47.8 million for the six months ended June 30, 2022. The decrease in deposits for the six months ended June 30, 2023 occurred as customers sought higher interest rates than what we offer. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. FHLB borrowings increased $125.0 million to $266.0 million for the six months ended June 30,2023 and were $141.0 million for the six months ended June 30, 2022.

Territorial Bancorp Inc. is a separate legal entity from Territorial Savings Bank and must provide for its own liquidity to pay dividends, repurchase shares of its common stock, and for other corporate purposes. Territorial Bancorp Inc.’s primary source of liquidity is dividend payments from Territorial Savings Bank. The ability of Territorial Savings Bank to pay dividends to Territorial Bancorp Inc. is subject to regulatory requirements. At June 30, 2023, Territorial Bancorp Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $20.4 million.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Territorial Bancorp Inc. is not subject to regulatory capital requirements because its total assets are less than $3.0 billion. At June 30, 2023, Territorial Savings Bank exceeded all of the fully phased in regulatory capital requirements and is considered to be “well capitalized” under regulatory guidelines.

The tables below present the fully-phased in capital required to be considered “well-capitalized” and meet the regulatory capital conservation buffer requirement as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for Territorial Savings Bank and the Company at June 30, 2023 and December 31, 2022:

(Dollars in thousands)	Required Ratio	Actual Amount	Actual Ratio
June 30, 2023:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$237,267	10.74%
Territorial Bancorp Inc.		$258,356	11.69%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$237,267	26.05%
Territorial Bancorp Inc.		$258,356	28.36%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$237,267	26.05%
Territorial Bancorp Inc.		$258,356	28.36%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$242,529	26.62%
Territorial Bancorp Inc.		$263,618	28.93%

December 31, 2022:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$235,408	10.87%
Territorial Bancorp Inc.		$264,295	12.21%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$235,408	25.98%
Territorial Bancorp Inc.		$264,295	29.16%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$235,408	25.98%
Territorial Bancorp Inc.		$264,295	29.16%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$237,488	26.20%
Territorial Bancorp Inc.		$266,375	29.39%
(1)	The required Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios are based on the fully-phased in capital ratios in the Basel III capital regulations plus the 2.50% capital conservation buffer.

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

At June 30, 2023 and December 31, 2022, the Bank’s capital ratios exceeded the minimum capital thresholds for a “well-capitalized” institution. There are no conditions or events that have changed the institution’s category under the capital guidelines.

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

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities, and agreements with respect to investments. Except for an increase of $64.1 million in certificates of deposit between December 31, 2022 and June 30, 2023, there have not been any material changes in our contractual obligations and funding needs since December 31, 2022.

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

Because we have historically operated as a traditional thrift institution, the significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit inflows, cash balances at the Federal Reserve Bank, loan and security repayments, advances from the Federal Home Loan Bank, our capital, proceeds from securities sold under agreements to repurchase, and proceeds from loan and security sales. In addition, there is little demand for adjustable-rate mortgage loans in the Hawaii market area. This has resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets. During the six months ended June 30, 2023, we obtained $125.0 million of two- to six-year FHLB advances and during the six months ended June 30, 2023 and 2022, we sold $827,000 and $5.0 million, respectively, of fixed-rate mortgage loans to reduce our interest rate risk.

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

The following table presents our internal calculations of the estimated changes in our EVE as of March 31, 2023 (the latest date for which we have available information) that would result from the designated instantaneous changes in the interest rate yield curve.

					Increase
					(Decrease) in
		Estimated		EVE Ratio as a	EVE Ratio as a
Change in		Increase		Percent of	Percent of
Interest Rates	Estimated EVE	(Decrease) in	Percentage	Present Value	Present Value of
(bp) (1)	(2)	EVE	Change in EVE	of Assets (3)(4)	Assets (3)(4)
(Dollars in thousands)
+400	$98,206	$(144,635)	(59.56)%	6.35%	(6.25)%
+300	$128,480	$(114,361)	(47.09)%	7.89%	(4.71)%
+200	$165,457	$(77,384)	(31.87)%	9.61%	(2.99)%
+100	$204,119	$(38,722)	(15.95)%	11.21%	(1.39)%
0	$242,841	$—	—%	12.60%	—%
-100	$274,916	$32,075	13.21%	13.52%	0.92%
-200	$295,974	$53,133	21.88%	13.86%	1.26%
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Interest rates on Freddie Mac mortgage-backed securities increased by 33 basis points between March 31, 2023 and June 30, 2023. The increase in mortgage interest rates has decreased the value of our interest-earning assets.

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

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2023. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2023, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

Other than as disclosed in our previously filed Quarterly Report on Form 10-Q, there have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)             Not applicable.

(b)             Not applicable.

(c)             Stock Repurchases. The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended June 30, 2023:

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average Price	Part of Publicly	That May Yet be
	of Shares	Paid per	Announced Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs (1)
April 1, 2023 through April 30, 2023	89,809	$18.65	85,723	$1,085,687
May 1, 2023 through May 31, 2023	76,420	11.32	76,420	220,748
June 1, 2023 through June 30, 2023	—	—	—	220,748

Total	166,229	$15.28	162,143	$220,748

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

101

The following materials from Territorial Bancorp Inc.’s Form 10-Q report for the quarter ended June 30, 2023, formatted in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

TERRITORIAL BANCORP INC.
(Registrant)

Date: August 10, 2023	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and
Chief Executive Officer

Date: August 10, 2023	/s/ Melvin M. Miyamoto
Melvin M. Miyamoto
Executive Vice President and Chief Financial Officer