Form 10-Q
period 2023-09-30
Territorial Bancorp Inc.
filed 2023-11-08
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 8,826,613 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of October 31, 2023.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	September 30,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$89,122	$40,553
Investment securities available for sale, at fair value	19,143	20,821
Investment securities held to maturity, at amortized cost (fair value of $536,534 and $591,084 at September 30, 2023 and December 31, 2022, respectively)	695,641	717,773
Loans receivable	1,311,421	1,296,796
Allowance for credit/loan losses	(5,003)	(2,032)
Loans receivable, net of allowance for credit/loan losses	1,306,418	1,294,764
Federal Home Loan Bank stock, at cost	12,844	8,197
Federal Reserve Bank stock, at cost	3,177	3,170
Accrued interest receivable	6,131	6,115
Premises and equipment, net	7,347	7,599
Right-of-use asset, net	12,964	14,498
Bank-owned life insurance	48,412	47,783
Deferred income tax assets, net	3,252	1,643
Prepaid expenses and other assets	6,776	6,676
Total assets	$2,211,227	$2,169,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,651,013	$1,716,152
Advances from the Federal Home Loan Bank	256,000	141,000
Securities sold under agreements to repurchase	10,000	10,000
Accounts payable and accrued expenses	24,349	24,180
Lease liability	17,385	15,295
Income taxes payable	479	838
Advance payments by borrowers for taxes and insurance	3,251	5,577
Total liabilities	1,962,477	1,913,042

Commitments and contingencies: (Note 15)

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 8,826,613 and 9,071,076 shares at September 30, 2023 and December 31, 2022, respectively	88	91
Additional paid-in capital	47,991	51,825
Unearned ESOP shares	(2,569)	(2,936)
Retained earnings	211,741	215,314
Accumulated other comprehensive loss	(8,501)	(7,744)
Total stockholders’ equity	248,750	256,550
Total liabilities and stockholders’ equity	$2,211,227	$2,169,592

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest income:
Loans	$11,886	$11,376	$35,037	$33,909
Investment securities	4,447	4,402	13,512	11,753
Other investments	1,051	373	2,848	816
Total interest income	17,384	16,151	51,397	46,478

Interest expense:
Deposits	5,408	1,242	13,261	2,577
Advances from the Federal Home Loan Bank	1,896	522	4,782	1,549
Securities sold under agreements to repurchase	46	46	137	137
Total interest expense	7,350	1,810	18,180	4,263

Net interest income	10,034	14,341	33,217	42,215
Reversal of provision for credit/loan losses	(259)	(109)	(147)	(603)

Net interest income after reversal of provision for credit/loan losses	10,293	14,450	33,364	42,818

Noninterest income:
Service and other fees	298	339	1,022	1,092
Income on bank-owned life insurance	218	200	628	591
Net gain (loss) on sale of loans	—	—	10	(3)
Other	73	76	208	1,359
Total noninterest income	589	615	1,868	3,039

Noninterest expense:
Salaries and employee benefits	5,176	5,513	15,723	16,518
Occupancy	1,819	1,682	5,201	4,924
Equipment	1,263	1,317	3,878	3,749
Federal deposit insurance premiums	246	145	737	429
Other general and administrative expenses	1,163	1,112	3,251	3,291
Total noninterest expense	9,667	9,769	28,790	28,911

Income before income taxes	1,215	5,296	6,442	16,946
Income taxes	335	1,405	1,749	4,235
Net income	$880	$3,891	$4,693	$12,711

Basic earnings per share	$0.10	$0.44	$0.54	$1.42
Diluted earnings per share	$0.10	$0.44	$0.53	$1.41
Cash dividends declared per common share	$0.23	$0.23	$0.69	$0.69
Basic weighted-average shares outstanding	8,577,632	8,802,010	8,656,915	8,885,626
Diluted weighted-average shares outstanding	8,610,289	8,846,611	8,705,784	8,938,808

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$880	$3,891	$4,693	$12,711

Other comprehensive loss, net of tax:
Unrealized loss on securities	(780)	(1,114)	(757)	(1,991)
Total other comprehensive loss, net of tax	(780)	(1,114)	(757)	(1,991)
Comprehensive income	$100	$2,777	$3,936	$10,720

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

						Accumulated
	Common		Additional	Unearned		Other	Total
	Shares	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Shares	Earnings	Loss	Equity
Balance at June 30, 2023	8,848,511	$88	$48,110	$(2,691)	$212,848	$(7,721)	$250,634

Net income	—	—	—	—	880	—	880
Other comprehensive loss	—	—	—	—	—	(780)	(780)
Cash dividends declared ($0.23 per share)	—	—	—	—	(1,987)	—	(1,987)
Share-based compensation	—	—	88	—	—	—	88
Allocation of 12,233 ESOP shares	—	—	14	122	—	—	136
Repurchase of shares of common stock	(21,898)	—	(221)	—	—	—	(221)

Balances at September 30, 2023	8,826,613	$88	$47,991	$(2,569)	$211,741	$(8,501)	$248,750

Balances at December 31, 2022	9,071,076	$91	$51,825	$(2,936)	$215,314	$(7,744)	$256,550

Net income	—	—	—	—	4,693	—	4,693
Other comprehensive loss	—	—	—	—	—	(757)	(757)
Cumulative change in accounting principle (1)					(2,319)		(2,319)
Cash dividends declared ($0.69 per share)	—	—	—	—	(5,947)	—	(5,947)
Share-based compensation	12,729	—	90	—	—	—	90
Allocation of 36,700 ESOP shares	—	—	221	367	—	—	588
Repurchase of shares of common stock	(257,192)	(3)	(4,145)	—	—	—	(4,148)

Balances at September 30, 2023	8,826,613	$88	$47,991	$(2,569)	$211,741	$(8,501)	$248,750

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

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$4,693	$12,711
Adjustments to reconcile net income to net cash from operating activities:
Reversal of provision for credit/loan losses	(147)	(603)
Depreciation and amortization	839	916
Deferred income tax (benefit) expense	(492)	314
Accretion of fees, discounts, and premiums, net	(267)	(109)
Amortization of right-of-use asset	2,124	2,166
Origination of loans held for sale	(813)	(5,302)
Proceeds from sales of loans held for sale	823	5,299
(Gain) loss on sale of loans, net	(10)	3
Net loss on disposal of premises and equipment	5	—
Gain on bank-owned life insurance	—	(1,138)
ESOP expense	588	834
Share-based compensation expense	90	256
Net increase in accrued interest receivable	(62)	(275)
Net increase in bank-owned life insurance	(629)	(591)
Net (increase) decrease in prepaid expenses and other assets	(103)	156
Net increase in accounts payable and accrued expenses	137	1,258
Net increase (decrease) in lease liability	1,500	(2,181)
Net decrease in advance payments by borrowers for taxes and insurance	(2,326)	(3,167)
Net (decrease) increase in income taxes payable	(359)	821

Net cash from operating activities	5,591	11,368

Cash flows from investing activities:
Purchases of investment securities held to maturity	(6,693)	(132,612)
Purchases of investment securities available for sale	—	(24,760)
Principal repayments on investment securities held to maturity	28,900	51,609
Principal repayments on investment securities available for sale	686	948
Principal repayments on loans receivable, net of loan originations	(14,516)	8,459
Purchases of Federal Home Loan Bank stock	(5,887)	(24)
Proceeds from redemption of Federal Home Loan Bank stock	1,240	—
Purchases of Federal Reserve Bank stock	(8)	(13)
Proceeds from redemption of Federal Reserve Bank stock	1	—
Proceeds from bank-owned life insurance	—	5,569
Purchases of premises and equipment	(592)	(2,965)

Net cash provided by (used in) investing activities	3,131	(93,789)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	2023	2022
Cash flows from financing activities:
Net (decrease) increase in deposits	$(65,139)	$30,025
Proceeds from advances from the Federal Home Loan Bank	146,000	—
Repayments of advances from the Federal Home Loan Bank	(31,000)	—
Purchases of Fed Funds	20	—
Sales of Fed Funds	(20)	—
Repurchases of common stock	(4,026)	(4,999)
Cash dividends paid	(5,988)	(6,178)

Net cash from financing activities	39,847	18,848

Net change in cash and cash equivalents	48,569	(63,573)

Cash and cash equivalents at beginning of the period	40,553	99,859

Cash and cash equivalents at end of the period	$89,122	$36,286

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$17,405	$3,947
Income taxes	2,600	3,100

Supplemental disclosure of noncash investing and financing activities:
Company stock repurchased through stock swap and net settlement transactions	$122	$237
Establishment of right-of-use asset, net of incentives and modifications	590	6,833
Establishment of lease liability, net of modifications	590	6,833

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

The Bank’s loan portfolio is segmented into three pools: real estate, commercial and consumer loans. Only three pools are used to segment the Bank’s loan portfolio because loans within the pools share similar risk characteristics and were originated using similar underwriting standards. Loans that do not share similar risk characteristics would be evaluated on an individual basis and excluded from the collective evaluation. Collateral dependent loans are not considered to share the same risk characteristics. A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For loans which are considered to be collateral dependent, the Company has elected to estimate the expected credit loss based on the fair value of the collateral less selling costs. If the fair value of the collateral less selling costs is less than the loan’s amortized cost basis, the Company records a partial charge-off to reduce the loan’s amortized cost basis for the difference between the collateral fair value less selling costs and the amortized cost basis.

The real estate pool consists primarily of residential and commercial mortgage loans secured by real estate in Hawaii, with fixed interest rates, loan terms of up to 30 years, and were originated using similar loan terms. The consumer loan pool consists primarily of home equity lines of credit secured by real estate in Hawaii, personal loans, and unsecured personal lines of credit. The primary credit risk characteristics inherent in the residential mortgage loan and consumer loan portfolios are a decline in economic conditions, such as elevated levels of unemployment, and declines in Hawaii residential real estate values. The commercial loan pool consists of business loans. Although the commercial loan portfolio is subject to the same risk of declines in economic conditions, the primary risk characteristics inherent in this portfolio include the ability of the borrower to sustain cash flows from business operations, the ability to control operational expenses to satisfy contractual debt payments, and the ability to utilize personal or business resources to pay their contractual debt payments if the operational cash flows are not sufficient.

The ACL on loans and accrued interest is calculated on a loan by loan basis. If the loan’s amortized cost basis is less than the total present value of cash flows calculated using a discounted cash flow approach, the ACL is equal to the amortized cost basis minus the total present value of cash flows on the loan discounted by the loan’s effective interest rate. The expected cash flows include estimates of loan charge-offs, recoveries, and prepayments. The expected cash flows on the loans are adjusted using forecasts of economic variables which have a strong correlation with loan charge-offs, recoveries, and prepayments during the one year reasonable and supportable forecast period. After the reasonable and supportable forecast period, the historical reversion rate is used to calculate loan charge-offs, recoveries, and prepayments for the remaining expected life of the loan. The reversion rate is based on historical averages and applied on a straight-line basis. Qualitative adjustments may be made to account for current conditions and forward looking events not captured in the quantitative calculation.

Loans receivable are stated at amortized cost which includes the principal amount outstanding, less the allowance for credit/loan losses, deferred loan origination fees and costs, commitment fees, and cumulative net charge-offs. Interest income on loans receivable is accrued as earned. Accrued interest receivable on loans was $4.5 million as of September 30, 2023, and is included in accrued interest receivable on the Consolidated Balance Sheet.

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

The Company’s off-balance sheet credit exposures are comprised of unfunded portions of existing loans, such as lines of credit and construction loans, and commitments to originate loans that are not conditionally cancellable by the Company. Expected credit losses on these amounts are calculated using a forecasted estimate of the likelihood that funding of the unfunded amount/commitment will occur and the historical reversion rate.  Changes to the reserve for off-balance sheet credit exposures are recorded through increases or decreases to the provision for credit losses on the Consolidated Statements of Income. There were no reserves for off-balance sheet credit exposures at September 30, 2023 or December 31, 2022.

While management utilizes its best judgment and information available, the adequacy of the ACL and the reserve for off-balance sheet credit exposures is determined by certain factors outside of the Company's control, such as the performance of our portfolios, changes in the economic environment including economic uncertainty, changes in interest rates and loan prepayments, and the view of the regulatory authorities toward classification of assets and the level of ACL and the reserve for off-balance sheet credit exposures. Additionally, the level of ACL and the reserve for off-balance sheet credit exposures may fluctuate based on the balance and mix of the loan portfolio, changes in loan prepayments and off-balance sheet credit exposures, changes in charge-off rates, and changes in forecasted economic conditions. If actual results differ significantly from our assumptions, our ACL and the reserve for off-balance sheet credit exposures may not be sufficient to cover inherent losses in our loan portfolio, resulting in additions to our ACL and an increase in the provision for credit losses.

The Company is required to utilize the CECL methodology to estimate expected credit losses with respect to held-to-maturity (HTM) investment securities. Since all of the Company’s HTM investment securities were issued by U.S. government agencies or U.S. government-sponsored enterprises, which include the explicit and/or implicit guarantee of the U.S. government and have a long history of no credit losses, the Company has not recorded a credit loss on these securities. The unrealized losses on these securities were due to changes in interest rates, relative to when the securities were purchased, and are not due to decreases in the credit quality of the securities.

Available for sale (AFS) investment securities in an unrealized loss position are evaluated for impairment. The Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the investment securities amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the investment security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income. The Company has not recorded an ACL related to our AFS investment securities.

Changes in the ACL are recorded as a provision (or reversal of provision) for credit losses. Losses are charged against the ACL when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

(3)      Recently Issued and Adopted Accounting Pronouncements

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

(4)      Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Cash and due from banks	$9,479	$9,722
Interest-earning deposits in other banks	79,643	30,831
Cash and cash equivalents	$89,122	$40,553

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank of San Francisco.

(5)      Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and related ACL of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	ACL
September 30, 2023:
Available-for-sale:
Mortgage-backed securities issued by U.S. government-sponsored enterprises	$22,898	$—	$(3,755)	$19,143	$—
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	695,641	—	(159,107)	536,534	—

Total	$718,539	$—	$(162,862)	$555,677	$—

December 31, 2022:
Available-for-sale:
Mortgage-backed securities issued by U.S. government-sponsored enterprises	$23,544	$—	$(2,723)	$20,821
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	717,773	62	(126,751)	591,084

Total	$741,317	$62	$(129,474)	$611,905

The amortized cost and estimated fair value of investment securities by maturity date at September 30, 2023 are shown below. Incorporated in the maturity schedule are mortgage-backed securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Available-for-sale:
Due after 10 years	$22,898	$19,143
Total	$22,898	$19,143

Held-to-maturity:
Due within 5 years	$9,302	$8,156
Due after 5 years through 10 years	101,494	84,455
Due after 10 years	584,845	443,923
Total	$695,641	$536,534

The Company did not sell any held-to-maturity or available-for-sale securities during the nine months ended September 30, 2023 and 2022.

Investment securities with amortized costs of $562.7 million and $272.8 million at September 30, 2023 and December 31, 2022, respectively, were pledged to secure deposits made by state and local governments, securities sold under agreements to repurchase, transaction clearing accounts, and Federal Reserve Bank borrowings. Included in these amounts were $74.8 million and $5.4 million pledged to the Federal Reserve Bank’s discount window at September 30, 2023 and December 31, 2022, respectively, and $204.3 million pledged to the Federal Reserve Bank’s Bank Term Funding Program at September 30, 2023. While the Company pledged securities to the Federal Reserve Bank as a contingent funding source, the Company did not have any outstanding borrowings as of September 30, 2023 or December 31, 2022.

Provided below is a summary of investment securities which were in an unrealized loss position at September 30, 2023 and December 31, 2022. The Company does not intend to sell securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
September 30, 2023:
Available-for-sale:
Mortgage-backed securities issued by U.S. government-sponsored enterprises	$—	$—	$19,143	$(3,755)	4	$19,143	$(3,755)
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	15,701	(820)	520,833	(158,287)	155	536,534	(159,107)

Total	$15,701	$(820)	$539,976	$(162,042)	159	$555,677	$(162,862)

December 31, 2022:
Available-for-sale:
Mortgage-backed securities issued by U.S. government sponsored enterprises	$20,821	$(2,723)	$—	$—	4	$20,821	$(2,723)
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	210,128	(22,209)	377,418	(104,542)	148	587,546	(126,751)

Total	$230,949	$(24,932)	$377,418	$(104,542)	152	$608,367	$(129,474)

Mortgage-Backed Securities. The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates subsequent to purchase. All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. Since the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not intend to sell these investments until maturity, and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, the Company does not consider these investments to be impaired as of September 30, 2023 and December 31, 2022. Therefore, no allowance for credit losses was recorded for these securities as of September 30, 2023.

(6)      Loans Receivable and Allowance for Credit/Loan Losses

The components of loans receivable, net of allowance for credit losses (ACL) under ASC 326 as of September 30, 2023 and net of allowance for loan losses under ASC 310 as of December 31, 2022 are as follows:

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Real estate loans:
First mortgages:
One- to four-family residential	$1,276,549	$1,253,558
Multi-family residential	5,985	6,448
Construction, commercial, and other	15,185	23,903
Home equity loans and lines of credit	7,002	6,426
Total real estate loans	1,304,721	1,290,335
Other loans:
Loans on deposit accounts	270	216
Consumer and other loans	8,369	8,381
Total other loans	8,639	8,597

Total loans	1,313,360	1,298,932

Net unearned fees and discounts	(1,939)	(2,136)
Total loans, net of unearned fees and discounts	1,311,421	1,296,796

Allowance for credit/loan losses	(5,003)	(2,032)
Loans receivable, net of allowance for credit/loan losses	$1,306,418	$1,294,764

The table below presents the activity in the allowance for credit losses by portfolio segment:

	Real	Commercial	Consumer
(Dollars in thousands)	Estate	Loans	Loans	Unallocated	Totals
Three months ended September 30, 2023:
Balance, beginning of period	$4,734	$426	$102	$—	$5,262
(Reversal of provision) provision for credit losses	(291)	14	18	—	(259)
	4,443	440	120	—	5,003
Charge-offs	(5)	—	(22)	—	(27)
Recoveries	25	—	2	—	27
Net recoveries (charge-offs)	20	—	(20)	—	—
Balance, end of period	$4,463	$440	$100	$—	$5,003

Nine months ended September 30, 2023:
Balance, beginning of period	$1,263	$434	$76	$259	$2,032
Adoption of ASU No. 2016-13	3,393	71	4	(259)	3,209
(Reversal of provision) provision for credit losses	(146)	(65)	64	—	(147)
	4,510	440	144	—	5,094
Charge-offs	(72)	—	(52)	—	(124)
Recoveries	25	—	8	—	33
Net charge-offs	(47)	—	(44)	—	(91)
Balance, end of period	$4,463	$440	$100	$—	$5,003

We recorded a reversal of credit loss provision of $259,000 under ASC 326 for the three months ended September 30, 2023 that was primarily due to a decrease in our real estate portfolio’s forecasted charge-offs that was partially offset by a decrease in its forecasted prepayments.

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

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans as of September 30, 2022, in accordance with ASC 310 prior to the adoption of ASU 2016-13:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022		September 30, 2022
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
One- to four-family residential mortgages	$2,431	$6	$2,465	$18
Home equity loans and lines of credit	17	—	18	—
Total	$2,448	$6	$2,483	$18

There were no loans individually evaluated for impairment with a related allowance for loan loss as of December 31, 2022. At December 31, 2022, loans individually evaluated for impairment do not have an allocated allowance for loan losses because they are written down to fair value at the time of impairment. At December 31, 2022, an impaired loan would also not have an allocated allowance if the value of the property securing the loan, less the cost to sell the property, is greater than the loan balance.

The Company primarily uses the aging of loans to monitor the credit quality of its loan portfolio. The table below presents by credit quality indicator, loan class and year of origination, the amortized cost basis of the Company’s loans as of September 30, 2023.

							Revolving Loans
	Amortized Cost of Term Loans by Origination Year						Amortized
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
September 30, 2023:
Commercial
30 - 59 days past due	$—	$—	$—	$—	$—	$—	$—	$—
60 - 89 days past due	—	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—	—
Loans not past due	382	368	4,876	—	211	1,056	1,246	8,139
Total Commercial	382	368	4,876	—	211	1,056	1,246	8,139

Consumer
30 - 59 days past due	1	—	—	—	—	—	—	1
60 - 89 days past due	1	—	—	—	—	—	—	1
90 days or more past due	—	—	—	—	—	—	—	—
Loans not past due	115	91	24	85	19	43	6,211	6,588
Total Consumer	117	91	24	85	19	43	6,211	6,590

Real Estate
30 - 59 days past due	—	—	—	—	—	821	—	821
60 - 89 days past due	—	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	140	138	—	278
Loans not past due	75,289	130,283	286,398	185,292	92,627	525,704	—	1,295,593
Total Real Estate	75,289	130,283	286,398	185,292	92,767	526,663	—	1,296,692

Total	$75,788	$130,742	$291,298	$185,377	$92,997	$527,762	$7,457	$1,311,421

The Company did not have any revolving loans that converted to term loans during the nine months ended September 30, 2023.

The following table presents by loan class and year of origination, the gross charge-offs recorded during the three and nine months ended September 30, 2023.

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Three months ended September 30, 2023:
One- to four-family residential mortgages	$—	$—	$—	$—	$1	$4	$5
Loans on deposit accounts	21	—	—	—	—	—	21
Consumer and other	1	—	—	—	—	—	1
Total	$22	$—	$—	$—	$1	$4	$27

Nine months ended September 30, 2023:
One- to four-family residential mortgages	$—	$—	$—	$—	$11	$61	$72
Loans on deposit accounts	48	—	—	—	—	—	48
Consumer and other	1	—	—	—	3	—	4
Total	$49	$—	$—	$—	$14	$61	$124

The table below presents the aging of loans and accrual status by class of loans, net of unearned fees and discounts. Loans with a formal loan payment deferral plan in place are not considered contractually past due or delinquent if the borrower is in compliance with the loan payment deferral plan.

								Loans
								90 Days
								or More
	30 - 59	60 - 89	90 Days or					Past Due
	Days Past	Days Past	More	Total Past	Loans Not	Total	Nonaccrual	and Still
(Dollars in thousands)	Due	Due	Past Due	Due	Past Due	Loans	Loans	Accruing
September 30, 2023:
One- to four-family residential mortgages	$821	$—	$278	$1,099	$1,273,578	$1,274,677	$2,129	$—
Multi-family residential mortgages	—	—	—	—	5,977	5,977	—	—
Construction, commercial, and other mortgages	—	—	—	—	15,117	15,117	—	—
Home equity loans and lines of credit	—	—	—	—	7,004	7,004	13	—
Loans on deposit accounts	—	—	—	—	270	270	—	—
Consumer and other	1	1	—	2	8,374	8,376	172	—

Total	$822	$1	$278	$1,101	$1,310,320	$1,311,421	$2,314	$—

December 31, 2022:
One- to four-family residential mortgages	$—	$409	$559	$968	$1,250,586	$1,251,554	$2,279	$—
Multi-family residential mortgages	—	—	—	—	6,439	6,439	—	—
Construction, commercial, and other mortgages	—	—	—	—	23,775	23,775	—	—
Home equity loans and lines of credit	—	—	—	—	6,427	6,427	16	—
Loans on deposit accounts	—	—	—	—	217	217	—	—
Consumer and other	6	—	6	12	8,372	8,384	6	—

Total	$6	$409	$565	$980	$1,295,816	$1,296,796	$2,301	$—

The table below presents the amortized cost basis of loans on nonaccrual status as of September 30, 2023 and December 31, 2022.

	September 30, 2023			December 31, 2022
(Dollars in thousands)	Nonaccrual Loans With a Related ACL	Nonaccrual Loans Without a Related ACL	Total Nonaccrual Loans	Total Nonaccrual Loans

One- to four-family residential mortgages	$1,051	$1,078	$2,129	$2,279
Home equity loans and lines of credit	13	—	13	16
Consumer and other	172	—	172	6
Total Nonaccrual Loans and Leases	$1,236	$1,078	$2,314	$2,301

All payments received while on nonaccrual status are applied against the principal balance of the loan.

When a mortgage loan becomes seriously delinquent (90 days or more contractually past due), it displays weaknesses that may result in a loss. As a loan becomes more delinquent, the likelihood of the borrower repaying the loan decreases and the loan becomes more collateral dependent. A mortgage loan becomes collateral dependent when the proceeds for repayment can be expected to come only from the sale or operation of the collateral and not from borrower repayments. Generally, appraisals are obtained after a loan becomes collateral dependent or is four months delinquent. The carrying value of collateral-dependent loans is adjusted to the fair value of the collateral less selling costs. Any commercial real estate, commercial, construction or equity loan that has a loan balance in excess of a specified amount is also periodically reviewed to determine whether the loan exhibits any weaknesses and is performing in accordance with its contractual terms. The amortized cost basis of collateral-dependent loans, excluding accrued interest receivable, was $279,000 and $559,000 at September 30, 2023 and December 31, 2022, respectively. These loans were collateralized by residential real estate in Hawaii. As of September 30, 2023 and December 31, 2022, the fair value of the collateral less selling costs of these collateral-dependent loans exceeded the amortized cost basis. There was no ACL on collateral-dependent loans.

In August 2023, wildfires on Maui partially or completely destroyed 11 homes which were collateral for $3.1 million of mortgage loans held by the Company. In September, a $164,000 mortgage loan on one of the homes was paid off. At September 30, 2023, the Company had $2.9 million of mortgage loans which were collateralized by homes partially or completely destroyed in the Maui wildfires and all of these loans were current. All of the homes which were destroyed are insured and the Company does not expect to incur a loss on these loans. The Company also has $18.8 million of mortgage loans on Maui at September 30, 2023 which were not affected by the wildfires. As of September 30, 2023, all of these loans were current.

There were no loans modified during the nine months ended September 30, 2023 or 2022.

Since the beginning of the year, there has not been a significant increase in loan delinquencies, significant changes in deposits or significant drawdowns on any lines of credit. We do not have any commercial loans to hotels, businesses in the transportation industry, restaurants, or retail establishments.

The Company had no real estate owned as of September 30, 2023 or December 31, 2022. There were three one- to four-family residential mortgage loans totaling $279,000 in the process of foreclosure at September 30, 2023. There were two one- to four-family residential mortgage loans totaling $227,000 in the process of foreclosure at December 31, 2022.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the nine months ended September 30, 2023 and 2022, the Company sold mortgage loans held for sale with principal balances of $827,000 and $5.4 million, respectively, and recognized a gain of $10,000 and a loss of $3,000, respectively. The Company had no loans held for sale at September 30, 2023 or 2022.

The Company serviced loans for others with principal balances of $34.1 million at September 30, 2023 and $36.0 million at December 31, 2022. Of these amounts, $19.6 million and $20.7 million of loan balances relate to securitizations for which the Company continues to hold the related mortgage-backed securities at September 30, 2023 and December 31, 2022, respectively. The amount of contractually specified servicing fees earned for the nine months ended September 30, 2023 and 2022 was $69,000 and $77,000, respectively. The amount of contractually specified servicing fees earned for the three months ended September 30, 2023 and 2022 was $23,000 and $24,000, respectively. The fees are reported in service and other fees in the Consolidated Statements of Income.

(7)Advances from the Federal Home Loan Bank

Federal Home Loan Bank advances are secured by a blanket pledge on the Bank’s assets not otherwise pledged. At September 30, 2023 and December 31, 2022, our credit limit with the FHLB of Des Moines was equal to 45% of Territorial Savings Bank’s total assets and we had the capacity to borrow an additional $593.9 million and $769.1 million, respectively.

Advances outstanding consisted of the following:

	September 30, 2023		December 31, 2022
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Due within one year	$79,000	1.48%	$24,000	1.27%
Due over 1 year to 2 years	52,000	1.99	82,000	1.40
Due over 2 years to 3 years	30,000	3.64	25,000	1.58
Due over 3 years to 4 years	30,000	4.24	10,000	1.97
Due over 4 years to 5 years	60,000	4.32	—	—
Due over 5 years to 6 years	5,000	4.38	—	—
Total	$256,000	2.88%	$141,000	1.45%

(8)      Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset. Securities sold under agreements to repurchase are summarized as follows:

	September 30, 2023		December 31, 2022
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
Over 1 year to 2 years	$10,000	1.81%	$5,000	1.88%
Over 2 years to 3 years	—	—	5,000	1.73
Total	$10,000	1.81%	$10,000	1.81%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at September 30, 2023. The amount at risk is the greater of the carrying value or fair value over the repurchase liability and refers to the potential loss to the Company if the secured lender fails to return the security at the maturity date of the agreement. All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government agencies or U.S. government-sponsored enterprises. The fair value of the securities pledged must exceed the repurchase liability by 5.00%. In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$13,329	$10,655	$10,000	$3,329	15

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
September 30, 2023:
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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity. The shares committed to be released are considered outstanding for earnings per share computations. Compensation expense recognized for the three months ended September 30, 2023 and 2022 amounted to $136,000 and $258,000, respectively. Compensation expense recognized for the nine months ended September 30, 2023 and 2022 amounted to $588,000 and $834,000, respectively.

Shares held by the ESOP trust were as follows:

	September 30,	December 31,
	2023	2022
Allocated shares	607,705	583,474
Unearned shares	256,898	293,598
Total ESOP shares	864,603	877,072
Fair value of unearned shares, in thousands	$2,335	$7,049

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits. For the three and nine months ended September 30, 2023, we accrued $9,000 and reversed $12,000, respectively, and for the three and nine months ended September 30, 2022, we accrued $23,000 and $73,000, respectively, for the ESOP restoration plan.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
Compensation expense	$88	$(18)	$90	$256
Income tax benefit	24	(5)	24	70

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

The table below presents the time-based restricted stock activity:

		Weighted
	Time-Based	Average Grant
	Restricted	Date Fair
	Stock	Value
Unvested at December 31, 2022	23,664	$24.15
Granted	14,803	19.29
Vested	12,729	23.64
Forfeited	—	—
Unvested at September 30, 2023	25,738	$21.61

Unvested at December 31, 2021	23,208	$24.61
Granted	12,013	23.77
Vested	11,557	24.68
Forfeited	—	—
Unvested at September 30, 2022	23,664	$24.15

As of September 30, 2023, the Company had $431,000 of unrecognized compensation costs related to time-based restricted stock.

The table below presents the performance-based restricted stock units (PRSUs) that will vest on a performance condition:

	Performance-
	Based Restricted
	Stock Units	Weighted
	Based on a	Average Grant
	Performance	Date Fair
	Condition	Value
Unvested at December 31, 2022	43,557	$23.63
Granted	17,758	19.29
Vested	—	—
Forfeited	16,348	21.05
Unvested at September 30, 2023	44,967	$22.85

Unvested at December 31, 2021	41,583	$24.68
Granted	14,412	23.77
Vested	7,670	27.30
Forfeited	4,768	27.30
Unvested at September 30, 2022	43,557	$23.63

The fair value of these PRSUs is based on the fair value of the Company’s stock on the date of grant. As of September 30, 2023, the Company had no unrecognized compensation costs related to these PRSUs since meeting the performance condition is not probable. Compensation expense up to $685,000 may be recognized in the future if achievement of the performance condition becomes probable. Performance will be measured over a three-year performance period and will be cliff vested. The performance condition is measured quarterly by comparing the Company’s three-year return on average equity to a peer group of banks. The Company’s percentile ranking in the peer group is used to adjust the number of PRSUs that are expected to vest.

The table below presents the PRSUs that will vest on a market condition:

	Performance-
	Based Restricted	Monte Carlo
	Stock Units	Valuation of
	Based on a	the Company's
	Market Condition	Stock
Unvested at December 31, 2022	10,889	$24.04
Granted	4,443	17.95
Vested	—	—
Forfeited	4,087	22.16
Unvested at September 30, 2023	11,245	$22.31

Unvested at December 31, 2021	10,396	$24.03
Granted	3,603	24.42
Vested	—	—
Forfeited	3,110	24.45
Unvested at September 30, 2022	10,889	$24.04

As of September 30, 2023, the Company had $75,000 of unrecognized compensation costs related to the PRSUs that are based on a market condition. The market value of PRSUs that will vest on a market condition is determined by a Monte Carlo valuation of the Company’s stock as of the grant date. Performance will be measured over a three-year performance period and will be cliff vested. The market condition is measured quarterly by comparing the Company’s three-year average total stock return to a peer group of other banks. The Company’s percentile ranking in the peer group determines how many PRSUs will vest.

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

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Net income	$880	$3,891	$4,693	$12,711
Income allocated to participating securities	(15)	(23)	(44)	(70)
Net income available to common shareholders	$865	$3,868	$4,649	$12,641

Weighted-average number of shares used in:
Basic earnings per share	8,577,632	8,802,010	8,656,915	8,885,626
Dilutive common stock equivalents:
Stock options and restricted stock units	32,657	44,601	48,869	53,182
Diluted earnings per share	8,610,289	8,846,611	8,705,784	8,938,808

Net income per common share, basic	$0.10	$0.44	$0.54	$1.42
Net income per common share, diluted	$0.10	$0.44	$0.53	$1.41

(13)    Accumulated Other Comprehensive Loss

The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes:

	Unfunded	Unrealized
	Pension	Loss/(Gain) on
(Dollars in thousands)	Liability	Securities	Total
Three months ended September 30, 2023
Balances at beginning of period	$5,746	$1,975	$7,721
Other comprehensive loss, net of taxes	—	780	780
Net current period other comprehensive loss	—	780	780
Balances at end of period	$5,746	$2,755	$8,501

Three months ended September 30, 2022
Balances at beginning of period	$5,524	$877	$6,401
Other comprehensive loss, net of taxes	—	1,114	1,114
Net current period other comprehensive loss	—	1,114	1,114
Balances at end of period	$5,524	$1,991	$7,515

Nine months ended September 30, 2023
Balances at beginning of period	$5,746	$1,998	$7,744
Other comprehensive loss, net of taxes	—	757	757
Net current period other comprehensive loss	—	757	757
Balances at end of period	$5,746	$2,755	$8,501

Nine months ended September 30, 2022
Balances at beginning of period	$5,524	$—	$5,524
Other comprehensive loss, net of taxes	—	1,991	1,991
Net current period other comprehensive loss	—	1,991	1,991
Balances at end of period	$5,524	$1,991	$7,515

The table below presents the tax effect on each component of accumulated other comprehensive loss:

	Three Months Ended September 30,
	2023			2022
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unrealized loss on securities	$1,063	$(283)	$780	$1,519	$(405)	$1,114
Total	$1,063	$(283)	$780	$1,519	$(405)	$1,114

	Nine Months Ended September 30,
	2023			2022
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unrealized loss on securities	$1,032	$(275)	$757	$2,714	$(723)	$1,991
Total	$1,032	$(275)	$757	$2,714	$(723)	$1,991

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

Revenue from contracts with customers is reported in service and other fees in other noninterest income in the Consolidated Statements of Income. The table below reconciles the revenue from contracts with customers and other revenue reported in those line items:

	Service and
(Dollars in thousands)	Other Fees	Other	Total
Three months ended September 30, 2023
Revenue from contracts with customers	$265	$16	$281
Other revenue	33	57	90
Total	$298	$73	$371

Three months ended September 30, 2022
Revenue from contracts with customers	$304	$38	$342
Other revenue	35	38	73
Total	$339	$76	$415

Nine months ended September 30, 2023
Revenue from contracts with customers	$917	$85	$1,002
Other revenue	105	123	228
Total	$1,022	$208	$1,230

Nine months ended September 30, 2022
Revenue from contracts with customers	$989	$138	$1,127
Other revenue	103	1,221	1,324
Total	$1,092	$1,359	$2,451

(15)    Leases

The table below presents lease costs and other information for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
Lease costs:
Operating lease costs	$689	$712	$2,084	$2,211
Short-term lease costs	160	107	375	199
Variable lease costs	45	49	122	127
Total lease costs	$894	$868	$2,581	$2,537

Cash paid for amounts included in measurement of lease liabilities	$(1,901)	$854	$(1,271)	$2,381
ROU assets obtained in exchange for new operating lease liabilities	$84	$2,003	$590	$6,833

Future minimum rental commitments under noncancellable operating leases are as follows:

September 30,
(Dollars in thousands)	2023
2023	$725
2024	2,818
2025	2,199
2026	2,038
2027	1,961
Thereafter	11,028
Total	20,769

Less lease incentives to be received in 2023	(1,273)
Less present value discount	(2,111)
Present value of leases	$17,385

The table below presents additional lease-related information:

	September 30,	September 30,
	2023	2022
Weighted-average remaining lease term (years)	9.72	9.03
Weighted-average discount rate	2.14%	2.04%

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

The Company uses fair value measurements to determine fair value disclosures. Investment securities available for sale and derivatives are recorded at fair value on a recurring basis. From time to time, the Company may be required to record other financial assets at fair value on a nonrecurring basis, such as loans held for sale, individually evaluated loans and investments, and mortgage servicing assets. These nonrecurring fair value adjustments typically involve application of the lower of cost or fair value accounting or write-downs of individual assets.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Assets
Cash and cash equivalents	$89,112	$89,112	$89,112	$—	$—
Investment securities available for sale	19,143	19,143	—	19,143	—
Investment securities held to maturity	695,641	536,534	—	536,534	—
Loans receivable, net	1,306,418	1,037,090	—	—	1,037,090
FHLB stock	12,844	12,844	—	12,844	—
FRB stock	3,177	3,177	—	3,177	—
Accrued interest receivable	6,131	6,131	110	1,509	4,512

Liabilities
Deposits	1,651,013	1,645,726	—	1,124,546	521,180
Advances from the Federal Home Loan Bank	256,000	247,722	—	247,722	—
Securities sold under agreements to repurchase	10,000	9,568	—	9,568	—
Accrued interest payable	1,476	1,476	—	41	1,435

December 31, 2022
Assets
Cash and cash equivalents	$40,553	$40,553	$40,553	$—	$—
Investment securities available for sale	20,821	20,821	—	20,821	—
Investment securities held to maturity	717,773	591,084	—	591,084	—
Loans receivable, net	1,294,764	1,180,840	—	—	1,180,840
FHLB stock	8,197	8,197	—	8,197	—
FRB stock	3,170	3,170	—	3,170	—
Accrued interest receivable	6,115	6,115	23	1,497	4,595

Liabilities
Deposits	1,716,152	1,708,612	—	1,286,465	422,147
Advances from the Federal Home Loan Bank	141,000	133,145	—	133,145	—
Securities sold under agreements to repurchase	10,000	9,440	—	9,440	—
Accrued interest payable	701	701	—	33	668

At September 30, 2023 and December 31, 2022, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the Consolidated Financial Statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2023
Investment securities available for sale	$—	$19,143	$—	$19,143
Interest rate contracts	—	—	—	—

December 31, 2022
Investment securities available for sale	—	20,821	—	20,821
Interest rate contracts	—	—	—	—

There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2023 or December 31, 2022.

(17)    Subsequent Events

On October 27, 2023, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.05 per share of common stock. The dividend is expected to be paid on November 24, 2023 to stockholders of record as of November 9, 2023.

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

Recent Developments

In August 2023, wildfires on Maui partially or completely destroyed 11 homes which were collateral for $3.1 million of mortgage loans held by the Company. In September, a $164,000 mortgage loan on one of the homes was paid off. At September 30, 2023, the Company had $2.9 million of mortgage loans which were collateralized by homes partially or completely destroyed in the Maui wildfires and all of these loans were current. All of the homes which were destroyed are insured and the Company does not expect to incur a loss on these loans. The Company also has $18.8 million of mortgage loans on Maui at September 30, 2023 which were not affected by the wildfires. As of September 30, 2023, all of these loans were current. Our Lahaina Branch was destroyed in the Maui wildfire.  Our Branch was leased and the leasehold improvements and furniture and fixtures had a book value of $5,000, which was written off in the quarter ending September 30, 2023.

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

As a result of these procedures, we obtained $125.0 million of new advances during the nine months ended September 30, 2023 from the Federal Home Loan Bank. The proceeds of these advances were used to enhance our liquidity and to fund the decrease in deposits. These actions resulted in a stronger liquidity position and a reduction in our interest rate risk. We continue to monitor these events and the impact they may have in future periods, and will respond accordingly. Refer to the “Liquidity and Capital Resources” section for further information regarding liquidity.

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

We have continued our focus on originating one- to four-family residential real estate loans. Our emphasis on conservative loan underwriting has resulted in continued low levels of nonperforming assets. Our nonperforming assets, which can include nonaccrual loans and real estate owned, totaled $2.3 million, or 0.10% of total assets at September 30, 2023 compared to $2.3 million, or 0.11% of total assets at December 31, 2022. We recorded a reversal of credit loss provisions of $147,000 under ASC 326 and a reversal of loan loss provisions of $603,000 under ASC 310 during the nine months ended September 30, 2023 and 2022, respectively. ASC 326 requires organizations to measure all expected credit losses for financial instruments based on historical experience, current conditions, and reasonable and supportable forecasts. We did not record a provision for credit losses on investment securities during the nine months ended September 30, 2023 or 2022. The reversal of credit loss provisions in the nine months ended September 30, 2023 was primarily due to a decrease in our real estate portfolio’s forecasted charge-offs that was partially offset by a decrease in its forecasted prepayments. The reversal of loan loss provisions in the nine months ended September 30, 2022 occurred primarily due to decreases in the amount of loans in our loan payment deferral program, Hawaii’s unemployment rate, and the size of our loan portfolio. The loan payment deferral program was created to assist borrowers who were experiencing financial hardship due to the COVID-19 pandemic.

We sold fixed-rate mortgage loans held for sale with principal balances of $827,000 and $5.4 million during the nine months ended September 30, 2023 and 2022, respectively. Federal Home Loan Bank advances had a net increase of $115.0 million to $256.0 million during the nine months ended September 30, 2023 and remained constant at $141.0 million during the nine months ended September 30, 2022. Securities sold under agreements to repurchase remained constant at $10.0 million during the nine months ended September 30, 2023 and 2022.

Our investments in mortgage-backed securities have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. These entities guarantee the payment of principal and interest on our mortgage-backed securities. As of September 30, 2023 and December 31, 2022, we owned $714.8 million and $738.6 million, respectively, of mortgage-backed securities issued by Freddie Mac, Fannie Mae, and Ginnie Mae.

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

The estimate of the ACL under CECL is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of cash flows. Refer to Note (2) Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements in this report for further discussions on the risk factors considered by management in establishing the ACL.

Comparison of Financial Condition at September 30, 2023 and December 31, 2022

Assets. Our total assets increased by $41.6 million, or 1.9%, to $2.2 billion at September 30, 2023. The increase in assets was primarily due to a $48.6 million increase in cash and an $11.7 million increase in total loans, which were partially offset by a $23.8 million decrease in total investment securities.

Cash and Cash Equivalents. Cash and cash equivalents were $89.1 million at September 30, 2023, an increase of $48.6 million, or 119.8%, since December 31, 2022. The increase in cash and cash equivalents was primarily caused by a $115.0 million increase in borrowings, which was partially offset by a $65.1 million decrease in deposits, each as described below.

Loans. Total loans were $1.3 billion at September 30, 2023, or 59.1% of total assets. During the nine months ended September 30, 2023, the loan portfolio increased by $11.7 million, or 0.9%. The increase in the loan portfolio primarily occurred as the origination of new loans exceeded principal repayments and loan sales.

Securities. Total investment securities, including $19.1 million of investment securities available for sale, were $714.8 million at September 30, 2023, or 32.3% of total assets. During the nine months ended September 30, 2023, the investment securities portfolio decreased by $23.8 million, or 3.2%. The decrease in the investment securities balance occurred as principal repayments exceeded purchases.

At September 30, 2023, none of the underlying collateral for the securities consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans.

Deposits. Deposits were $1.7 billion at September 30, 2023, a decrease of $65.1 million, or 3.8%, since December 31, 2022. The decrease in deposits was primarily due to decreases of $146.4 million in passbook savings accounts and $13.2 million in checking accounts that was partially offset by a $96.8 million increase in certificates of deposit. The changes in deposits occurred primarily as customers transferred funds from savings and checking accounts for higher interest rates paid on our certificates of deposit or sought higher interest rates on their deposits than what we offer.

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank (FHLB) and funds borrowed under securities sold under agreements to repurchase. At September 30, 2023, total borrowings were $266.0 million, an increase of $115.0 million, or 76.2%, from $151.0 million at December 31, 2022. The increase in borrowings was used to enhance liquidity and fund the decrease in deposits.

Stockholders’ Equity. Total stockholders’ equity was $248.8 million at September 30, 2023, a decrease of $7.8 million, or 3.0%, from $256.6 million at December 31, 2022. The decrease in stockholders’ equity was primarily due to dividends declared, shares repurchased, and the reduction in retained earnings from the adoption of the CECL accounting standard exceeding net income.

Average Balances and Yields

The following tables set forth average balance sheets, yields and rates, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as we did not hold any tax-free investments. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances and are included with accrual loans in the tables. However, no interest income was attributed to nonaccrual loans. The yields set forth below include the effect of net deferred costs, discounts, and premiums that are amortized or accreted to interest income of $51,000 and $153,000 for the three and nine months ended September 30, 2023, respectively, and $53,000 and $76,000 for the three and nine months ended September 30, 2022, respectively.

	For the Three Months Ended September 30,
	2023			2022
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,271,467	$11,423	3.59%	$1,248,670	$10,918	3.50%
Multi-family residential	6,027	72	4.78	4,268	47	4.40
Construction, commercial, and other	17,333	173	3.99	22,678	235	4.14
Home equity loans and lines of credit	7,276	126	6.93	6,204	89	5.74
Other loans	8,327	92	4.42	8,655	87	4.02
Total loans	1,310,430	11,886	3.63	1,290,475	11,376	3.53
Investment securities:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises (2)	721,619	4,447	2.47	739,633	4,402	2.38
Total securities	721,619	4,447	2.47	739,633	4,402	2.38
Other	80,405	1,051	5.23	57,331	373	2.60
Total interest-earning assets	2,112,454	17,384	3.29	2,087,439	16,151	3.09
Non-interest-earning assets	88,387			90,162
Total assets	$2,200,841			$2,177,601

Interest-bearing liabilities:
Savings accounts	$775,092	672	0.35%	$1,021,685	223	0.09%
Certificates of deposit	499,188	4,720	3.78	324,489	1,003	1.24
Money market accounts	4,486	2	0.18	5,538	1	0.07
Checking and Super NOW accounts	284,272	14	0.02	302,515	15	0.02
Total interest-bearing deposits	1,563,038	5,408	1.38	1,654,227	1,242	0.30
Federal Home Loan Bank advances	260,620	1,896	2.91	141,000	522	1.48
Securities sold under agreements to repurchase	10,000	46	1.84	10,000	46	1.84
Total interest-bearing liabilities	1,833,658	7,350	1.60	1,805,227	1,810	0.40
Non-interest-bearing liabilities	115,744			114,391
Total liabilities	1,949,402			1,919,618
Stockholders’ equity	251,439			257,983
Total liabilities and stockholders’ equity	$2,200,841			$2,177,601

Net interest income		$10,034			$14,341
Net interest rate spread (3)			1.69%			2.69%
Net interest-earning assets (4)	$278,796			$282,212
Net interest margin (5)			1.90%			2.75%
Interest-earning assets to interest-bearing liabilities	115.20%			115.63%
(1)	Annualized by using the ratio of the number of months in a year over the number of months in the period.
(2)	Average balance includes loans or investments held to maturity and available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2023			2022
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,259,987	$33,559	3.55%	$1,253,679	$32,585	3.47%
Multi-family residential	5,655	205	4.83	4,693	155	4.40
Construction, commercial, and other	21,071	647	4.09	21,492	665	4.13
Home equity loans and lines of credit	6,920	355	6.84	6,438	257	5.32
Other loans	8,353	271	4.33	8,641	247	3.81
Total loans	1,301,986	35,037	3.59	1,294,943	33,909	3.49
Investment securities:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises (2)	731,495	13,512	2.46	700,482	11,753	2.24
Total securities	731,495	13,512	2.46	700,482	11,753	2.24
Other	79,150	2,848	4.80	66,965	816	1.62
Total interest-earning assets	2,112,631	51,397	3.24	2,062,390	46,478	3.00
Non-interest-earning assets	88,584			90,203
Total assets	$2,201,215			$2,152,593

Interest-bearing liabilities:
Savings accounts	$820,324	1,498	0.24%	$1,053,112	624	0.08%
Certificates of deposit	467,487	11,715	3.34	265,635	1,903	0.96
Money market accounts	4,966	4	0.11	5,530	4	0.10
Checking and Super NOW accounts	290,682	44	0.02	304,718	46	0.02
Total interest-bearing deposits	1,583,459	13,261	1.12	1,628,995	2,577	0.21
Federal Home Loan Bank advances	238,363	4,782	2.67	141,000	1,549	1.46
Securities sold under agreements to repurchase	10,000	137	1.83	10,000	137	1.83
Total interest-bearing liabilities	1,831,822	18,180	1.32	1,779,995	4,263	0.32
Non-interest-bearing liabilities	116,027			114,487
Total liabilities	1,947,849			1,894,482
Stockholders’ equity	253,366			258,111
Total liabilities and stockholders’ equity	$2,201,215			$2,152,593

Net interest income		$33,217			$42,215
Net interest rate spread (3)			1.92%			2.68%
Net interest-earning assets (4)	$280,809			$282,395
Net interest margin (5)			2.10%			2.73%
Interest-earning assets to interest-bearing liabilities	115.33%			115.86%
(1)	Annualized by using the ratio of the number of months in a year over the number of months in the period.
(2)	Average balance includes loans or investments held to maturity and available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2023 and 2022

General. Net income decreased by $3.0 million, or 77.4%, to $880,000 for the three months ended September 30, 2023 from $3.9 million for the three months ended September 30, 2022. The decrease in net income was primarily due to a $4.3 million decrease in net interest income which was partially offset by a $1.1 million decrease in income tax expense.

Net Interest Income. Net interest income decreased by $4.3 million, or 30.0%, to $10.0 million for the three months ended September 30, 2023 from $14.3 million for the three months ended September 30, 2022. Interest expense increased by $5.5 million, or 306.1%, due to a 120 basis point increase in the cost of average interest-bearing liabilities and a $28.4 million increase in the average balance of interest-bearing liabilities. Interest income increased by $1.2 million, or 7.6%, due to a 20 basis point increase in the yield on average interest-earning assets and a $25.0 million increase in the average balance of interest-earning assets. Since the significant majority of our loan and securities portfolios have fixed interest rates, the average rates on these assets have not repriced as quickly as our interest-bearing liabilities during this period of rising market interest rates. The net interest rate spread and net interest margin were 1.69% and 1.90%, respectively, for the three months ended September 30, 2023, compared to 2.69% and 2.75%, respectively, for the three months ended September 30, 2022. The decrease in the net interest rate spread and in the net interest margin are attributable to the 120 basis point increase in the cost of average interest-bearing liabilities, which was partially offset by the 20 basis point increase in the yield of average interest-earning assets.

Interest Income. Interest income increased by $1.2 million, or 7.6%, to $17.4 million for the three months ended September 30, 2023 from $16.2 million for the three months ended September 30, 2022. Interest income on other interest earning assets increased by $678,000, or 181.8%, to $1.1 million for the three months ended September 30, 2023 from $373,000 for the three months ended September 30, 2022. The increase in interest income on other interest earning assets was primarily due to an increase in the yield on our average cash balance at the Federal Reserve Bank (FRB) from 1.86% for the three months ended September 30, 2022 to 4.84% for the three months ended September 30, 2023 due to an increase in the FRB’s interest rate and an $18.2 million increase in the average cash balance held at the FRB. Interest income on loans increased by $510,000, or 4.5%, from $11.4 million for the three months ended September 30, 2022 to $11.9 million for the three months ended September 30, 2023. The increase in interest income on loans occurred because of a 10 basis point increase in the yield and a $20.0 million, or 1.5%, increase in the average balance of loans which occurred as new loan originations exceeded loan repayments and loan sales.

Interest Expense. Interest expense increased by $5.5 million, or 306.1%, to $7.4 million for the three months ended September 30, 2023 from $1.8 million for the three months ended September 30, 2022. Interest expense on interest-bearing deposits increased by $4.2 million, or 335.4%, to $5.4 million for the three months ended September 30, 2023 from $1.2 million for the three months ended September 30, 2022. The increase in interest expense on interest-bearing deposits was primarily due to a 254 basis point increase in the rate paid on certificates of deposit and a $174.7 million, or 53.8%, increase in the average balance of certificates of deposit. The rate paid on certificates of deposit increased to 3.78% for the three months ended September 30, 2023 from 1.24% for the three months ended September 30, 2022, primarily due to increases in market interest rates. Interest expense on savings accounts increased by $449,000, or 201.3%, to $672,000 for the three months ended September 30, 2023 from $223,000 for the three months ended September 30, 2022. The increase in interest expense on savings accounts occurred primarily because of a 26 basis point increase in the rate which was partially offset by a $246.6 million, or 24.1%, decrease in the average balance of savings accounts. The changes in the average balance of savings accounts and certificates of deposit occurred primarily as customers transferred funds from savings and checking accounts for higher interest rates paid on our certificates of deposit or sought higher interest rates on their deposits than what we offer. Interest expense on FHLB advances rose by $1.4 million, or 263.2%, from $522,000 for the three months ended September 30, 2022 to $1.9 million for the three months ended September 30, 2023. The increase in interest expense occurred because of a 143 basis point increase in the rate and a $119.6 million, or 84.8%, increase in the average balance of FHLB advances. The increase in the rate and the average balance of FHLB advances was primarily due to $125.0 million of new additional FHLB advances obtained in 2023 in the higher interest rate environment to enhance our liquidity and to fund the decrease in deposits.

Provision for Credit/Loan Losses. We recorded a reversal of credit loss provision of $259,000 under ASC 326 and a reversal of loan loss provision of $109,000 under ASC 310 for the three months ended September 30, 2023 and 2022, respectively. The reversal of credit loss provisions in the three months ended September 30, 2023 was primarily due to a decrease in our real estate portfolio’s forecasted charge-offs that was partially offset by a decrease in its forecasted prepayments. The reversal of the loan loss provision for the three months ended September 30, 2022 was primarily due to decreases in the amount of loans in our loan payment deferral program, Hawaii’s unemployment rate, and the size of our loan portfolio. The loan payment deferral program was created to assist borrowers who were experiencing financial hardship due to the COVID-19 pandemic. The provisions recorded resulted in the ratios of the allowance for credit/loan losses to total loans of 0.38% and 0.16% at September 30, 2023 and 2022, respectively. Nonaccrual loans totaled $2.3 million at September 30, 2023, or 0.18% of total loans at that date, compared to $2.0 million of nonaccrual loans at September 30, 2022, or 0.15% of total loans at that date. Nonaccrual loans as of September 30, 2023 and 2022 consisted primarily of one- to four-family residential real estate loans. We have provided for all losses that can be reasonably estimated based on general and specific conditions at September 30, 2023 and 2022. For additional information see Note (6), “Loans Receivable and Allowance for Credit/Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income. The following table summarizes changes in noninterest income between the three months ended September 30, 2023 and 2022.

	Three Months Ended
	September 30,		Change
	2023	2022	$ Change	% Change

		(Dollars in thousands)
Service and other fees	$298	$339	$(41)	(12.1)%
Income on bank-owned life insurance	218	200	18	9.0%
Other	73	76	(3)	(3.9)%
Total	$589	$615	$(26)	(4.2)%

Noninterest income decreased by $26,000 for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Service and other fees decreased primarily due to a decrease in broker fee income.

Noninterest Expense. The following table summarizes changes in noninterest expense between the three months ended September 30, 2023 and 2022.

	Three Months Ended
	September 30,		Change
	2023	2022	$ Change	% Change

		(Dollars in thousands)
Salaries and employee benefits	$5,176	$5,513	$(337)	(6.1)%
Occupancy	1,819	1,682	137	8.1%
Equipment	1,263	1,317	(54)	(4.1)%
Federal deposit insurance premiums	246	145	101	69.7%
Other general and administrative expenses	1,163	1,112	51	4.6%
Total	$9,667	$9,769	$(102)	(1.0)%

Noninterest expense decreased by $102,000 for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease in salaries and employee benefits was primarily due to a decrease in bonus accruals, salary expense and employee stock ownership program expenses which was partially offset by an increase in stock benefit plan expenses. Occupancy expense increased primarily due to an increase in office repairs and maintenance expense. The increase in federal deposit insurance premiums was primarily due to an increase in the Federal Deposit Insurance Corporation (FDIC) premium rate beginning January 1, 2023.

Income Tax Expense. Income taxes were $335,000 for the three months ended September 30, 2023, reflecting an effective tax rate of 27.6%, compared to $1.4 million for the three months ended September 30, 2022, reflecting an effective tax rate of 26.5%.

Comparison of Operating Results for the Nine Months Ended September 30, 2023 and 2022

General. Net income decreased by $8.0 million, or 63.1%, to $4.7 million for the nine months ended September 30, 2023 from $12.7 million for the nine months ended September 30, 2022. The decrease in net income was primarily due to a $9.0 million decrease in net interest income, a $1.2 million decrease in non-interest income, and a $456,000 decrease in the reversal of credit/loan loss provisions. These decreases to net income were partially offset by a $2.5 million decrease in income taxes.

Net Interest Income. Net interest income decreased by $9.0 million, or 21.3%, to $33.2 million for the nine months ended September 30, 2023 from $42.2 million for the nine months ended September 30, 2022. Interest expense increased by $13.9 million or 326.5%, due to a 100 basis point increase in the cost of average interest-bearing liabilities and a $51.8 million increase in the average balance of interest-bearing liabilities. Interest income increased by $4.9 million, or 10.6%, due to a 24 basis point increase in the yield on average interest-earning assets and a $50.2 million increase in the average balance of interest-earning assets. Since the significant majority of our loan and securities portfolios have fixed interest rates, the average rates on these assets have not repriced as quickly as our interest-bearing liabilities during this period of rising market interest rates. The net interest rate spread and net interest margin were 1.92% and 2.10%, respectively, for the nine months ended September 30, 2023, compared to 2.68% and 2.73% respectively, for the nine months ended September 30, 2022. The decreases in the net interest rate spread and in the net interest margin are attributable to the 100 basis point increase in the cost of average interest-bearing liabilities, which was partially offset by the 24 basis point increase in the yield on average interest-earning assets.

Interest Income. Interest income increased by $4.9 million, or 10.6%, to $51.4 million for the nine months ended September 30, 2023 from $46.5 million for the nine months ended September 30, 2022. Interest income on other interest earning assets increased by $2.0 million, or 249.0%, to $2.8 million for the nine months ended September 30, 2023 from $816,000 for the nine months ended September 30, 2022. The increase in interest income on other interest earning assets was primarily due to an increase in the yield on our average cash balance at the FRB from 0.85% for the nine months ended September 30, 2022 to 4.55% for the nine months ended September 30, 2023 due to an increase in the FRB’s interest rate and an $8.9 million increase in the average cash balance held at the FRB. Interest income on securities increased by $1.8 million, or 15.0%, to $13.5 million for the nine months ended September 30, 2023 from $11.8 million for the nine months ended September 30, 2022. The increase in interest income on securities occurred primarily because of a 22 basis point increase in the yield on average securities, which occurred as higher yielding securities were purchased. This increase was augmented by a $31.0 million, or 4.4%, increase in the average balance of securities as security purchases exceeded security repayments. Interest income on loans increased by $1.1 million, or 3.3%, to $35.0 million for the nine months ended September 30, 2023 from $33.9 million for the nine months ended September 30, 2022. The increase in interest income on loans occurred because the average loan yield increased by 10 basis points, or 2.9%, which was primarily due to an increase in market rates. This increase was augmented by a $7.0 million, or 0.5% increase in the average balance of loans which occurred as new loan originations exceeded loan repayments and loan sales.

Interest Expense. Interest expense increased by $13.9 million, or 326.5%, to $18.2 million for the nine months ended September 30, 2023 from $4.3 million for the nine months ended September 30, 2022. Interest expense on interest-bearing deposits increased by $10.7 million, or 414.6%, to $13.3 million for the nine months ended September 30, 2023 from $2.6 million for the nine months ended September 30, 2022. The increase in interest expense on interest-bearing deposits was primarily due to a 238 basis point increase in the rate paid on certificates of deposit and a $201.9 million increase in the average balance of certificates of deposit. The average rate paid on certificates of deposit increased to 3.34% for the nine months ended September 30, 2023, from 0.96% for the nine months ended September 30, 2022, primarily due to an increase in market interest rates. Interest expense on savings accounts increased by $875,000, or 140.2%, to $1.5 million for the nine months ended September 30, 2023 from $624,000 for the nine months ended September 30, 2022. The increase in interest expense on savings accounts occurred primarily because of a 16 basis point increase in the rate which was partially offset by a $232.8 million, or 22.1%, decrease in the average balance of savings accounts. The increase in the rates on certificates of deposit and savings accounts were primarily due to increases in market interest rates. The changes in the average balance of savings accounts and certificates of deposit occurred primarily as customers transferred funds from savings and checking accounts for higher interest rates paid on our certificates of deposit or sought higher interest rates on their deposits than what we offer. Interest expense on FHLB advances rose by $3.2 million, or 208.7%, from $1.5 million for the nine months ended September 30, 2022 to $4.8 million for the nine months ended September 30, 2023. The increase in interest expense occurred because of a 121 basis point increase in the cost of FHLB advances. This increase to interest expense was augmented by a $97.4 million, or 69.1%, increase in the average FHLB advance balance. The increase in the cost and the average balance of FHLB advances was primarily due to $125.0 million of additional FHLB advances obtained in 2023 to enhance our liquidity and to fund the decrease in deposits.

Provision for Credit/Loan Losses. We recorded a reversal of credit loss provision for $147,000 under ASC 326 and a reversal of loan loss provision of $603,000 under ASC 310 during the nine months ended September 30, 2023 and 2022, respectively. The reversal of credit loss provisions in the nine months ended September 30, 2023 was primarily due to a decrease in our real estate portfolio’s forecasted charge-offs that was partially offset by a decrease in its forecasted prepayments. The reversal of the loan loss provision in the nine months ended September 30, 2022 occurred primarily due to decreases in the amount of loans in our loan payment deferral program, Hawaii’s unemployment rate, and the size of our loan portfolio. The loan payment deferral program was created to assist borrowers who were experiencing financial hardship due to the COVID-19 pandemic. The provisions recorded resulted in ratios of the allowance for credit/loan losses to total loans of 0.38% and 0.16% at September 30, 2023 and 2022, respectively. Nonaccrual loans totaled $2.3 million at September 30, 2023, or 0.18% of total loans at that date, compared to $2.0 million of nonaccrual loans at September 30, 2022, or 0.15% of total loans at that date. Nonaccrual loans as of September 30, 2023 and 2022 consisted primarily of one- to four-family residential real estate loans. For additional information see Note (6), “Loans Receivable and Allowance for Credit/Loan Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income. The following table summarizes changes in noninterest income between the nine months ended September 30, 2023 and 2022.

	Nine Months Ended
	September 30,		Change
	2023	2022	$ Change	% Change

		(Dollars in thousands)
Service and other fees	$1,022	$1,092	$(70)	(6.4)%
Income on bank-owned life insurance	628	591	37	6.3%
Net gain (loss) on sale of loans	10	(3)	13	433.3%
Other	208	1,359	(1,151)	(84.7)%
Total	$1,868	$3,039	$(1,171)	(38.5)%

Noninterest income decreased by $1.2 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Other income decreased primarily due to $1.1 million of bank-owned life insurance net proceeds received during the nine months ended September 30, 2022. Service and other fees decreased primarily due to a decrease in broker fee income.

Noninterest Expense. The following table summarizes changes in noninterest expense between the nine months ended September 30, 2023 and 2022.

	Nine Months Ended
	September 30,		Change
	2023	2022	$ Change	% Change

		(Dollars in thousands)
Salaries and employee benefits	$15,723	$16,518	$(795)	(4.8)%
Occupancy	5,201	4,924	277	5.6%
Equipment	3,878	3,749	129	3.4%
Federal deposit insurance premiums	737	429	308	71.8%
Other general and administrative expenses	3,251	3,291	(40)	(1.2)%
Total	$28,790	$28,911	$(121)	(0.4)%

Noninterest expense decreased by $121,000 for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in salaries and employee benefits was primarily due to a decrease in bonus accruals, stock benefit plan expenses, and employee stock option program expenses which was partially offset by a decrease in deferred salary expenses for originating new loans. The increase in federal deposit insurance premiums was primarily due to an increase in the Federal Deposit Insurance Corporation (FDIC) premium rate beginning January 1, 2023. The increase in occupancy expense was primarily due to increases in repairs and maintenance expense, rent expense and depreciation for leasehold improvements. The increase in equipment expenses was primarily due to an increase in data processing expense, furniture and fixture expense and service bureau expense which was partially offset by a decrease in depreciation on furniture and fixtures.

Income Tax Expense. Income tax expense was $1.7 million for the nine months ended September 30, 2023, reflecting an effective tax rate of 27.1%, compared to $4.2 million for the nine months ended September 30, 2022, reflecting an effective tax rate of 25.0%. The decrease to income tax expense and the increase in the effective tax rate during the nine months ended September 30, 2023, was primarily due to a $10.5 million decrease in income before income taxes and the receipt of $1.1 million of proceeds on bank-owned life insurance during the nine months ended September 30, 2022, that was not taxable.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, cash balances at the Federal Reserve Bank, loan and security repayments, advances from the Federal Home Loan Bank, proceeds from securities sold under agreements to repurchase, and proceeds from loan and security sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions, and competition. We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Executive Vice President and Chief Financial Officer, our Senior Vice President of Finance, and our Vice President and Senior Treasury Analyst, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2023.

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

Our most liquid asset is cash. The amount of this asset is dependent on our operating, financing, lending, and investing activities during any given period. At September 30, 2023, our cash and cash equivalents totaled $89.1 million. On that date, we had $10.0 million in securities sold under agreements to repurchase outstanding and $256.0 million of Federal Home Loan Bank advances outstanding with the ability to borrow an additional $593.8 million under Federal Home Loan Bank advances. At September 30, 2023, we had unpledged securities with a market value of $132.4 million and had the ability to borrow up to $124.5 million using these securities as collateral by borrowing from the Federal Reserve Bank or using securities sold under agreements to repurchase. We also had securities with a market value of $208.1 million pledged to the Federal Reserve Bank with the ability to borrow up to $195.7 million using these securities as collateral.

Our cash flows are derived from operating activities, investing activities, and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2023, we had $6.1 million in loan commitments outstanding for fixed-rate loans and had $14.8 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2023 totaled $478.0 million, or 29.0% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and security sales, brokered deposits, securities sold under agreements to repurchase, and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2024. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the nine months ended September 30, 2023 and 2022, we originated $83.0 million and $127.4 million of loans, respectively. During the nine months ended September 30, 2023 and 2022, we purchased securities with a face value of $6.8 million and $159.5 million, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances, securities sold under agreements to repurchase, stock repurchases, and dividend payments. We experienced a decrease in deposits of $65.1 million for the nine months ended September 30, 2023 and an increase in deposits of $30.0 million for the nine months ended September 30, 2022. The decrease in deposits for the nine months ended September 30, 2023 occurred as customers sought higher interest rates than what we offer. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. FHLB borrowings increased $115.0 million to $256.0 million for the nine months ended September 30, 2023 and were $141.0 million for the nine months ended September 30, 2022.

Territorial Bancorp Inc. is a separate legal entity from Territorial Savings Bank and must provide for its own liquidity to pay dividends, repurchase shares of its common stock, and for other corporate purposes. Territorial Bancorp Inc.’s primary source of liquidity is dividend payments from Territorial Savings Bank. The ability of Territorial Savings Bank to pay dividends to Territorial Bancorp Inc. is subject to regulatory requirements. At September 30, 2023, Territorial Bancorp Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $18.0 million.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Territorial Bancorp Inc. is not subject to regulatory capital requirements because its total assets are less than $3.0 billion. At September 30, 2023, Territorial Savings Bank exceeded all of the fully phased in regulatory capital requirements and is considered to be “well capitalized” under regulatory guidelines.

The tables below present the fully-phased in capital required to be considered “well-capitalized” and meet the regulatory capital conservation buffer requirement as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for Territorial Savings Bank and the Company at September 30, 2023 and December 31, 2022:

(Dollars in thousands)	Required Ratio	Actual Amount	Actual Ratio
September 30, 2023:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$238,404	10.84%
Territorial Bancorp Inc.		$257,251	11.70%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$238,404	26.17%
Territorial Bancorp Inc.		$257,251	28.24%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$238,404	26.17%
Territorial Bancorp Inc.		$257,251	28.24%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$243,407	26.72%
Territorial Bancorp Inc.		$262,254	28.78%

December 31, 2022:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$235,408	10.87%
Territorial Bancorp Inc.		$264,295	12.21%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$235,408	25.98%
Territorial Bancorp Inc.		$264,295	29.16%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$235,408	25.98%
Territorial Bancorp Inc.		$264,295	29.16%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$237,488	26.20%
Territorial Bancorp Inc.		$266,375	29.39%
(1)	The required Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios are based on the fully-phased in capital ratios in the Basel III capital regulations plus the 2.50% capital conservation buffer.

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

At September 30, 2023 and December 31, 2022, the Bank’s capital ratios exceeded the minimum capital thresholds for a “well-capitalized” institution. There are no conditions or events that have changed the institution’s category under the capital guidelines.

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

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities, and agreements with respect to investments. Between December 31, 2022 and September 30, 2023, except for an increase of $115.0 million in FHLB advances and an increase of $96.8 million in certificates of deposit, there have not been any material changes in our contractual obligations and funding needs since December 31, 2022.

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

Because we have historically operated as a traditional thrift institution, the significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit inflows, cash balances at the Federal Reserve Bank, loan and security repayments, advances from the Federal Home Loan Bank, our capital, proceeds from securities sold under agreements to repurchase, and proceeds from loan and security sales. In addition, there is little demand for adjustable-rate mortgage loans in the Hawaii market area. This has resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets. During the nine months ended September 30, 2023, we obtained $125.0 million of new two- to six-year FHLB advances and during the nine months ended September 30, 2023 and 2022, we sold $827,000 and $5.4 million, respectively, of fixed-rate mortgage loans to reduce our interest rate risk.

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

The following table presents our internal calculations of the estimated changes in our EVE as of June 30, 2023 (the latest date for which we have available information) that would result from the designated instantaneous changes in the interest rate yield curve.

					Increase
					(Decrease) in
		Estimated		EVE Ratio as a	EVE Ratio as a
Change in		Increase		Percent of	Percent of
Interest Rates	Estimated EVE	(Decrease) in	Percentage	Present Value	Present Value of
(bp) (1)	(2)	EVE	Change in EVE	of Assets (3)(4)	Assets (3)(4)
(Dollars in thousands)
+400	$(39,799)	$(196,911)	(125.33)%	(2.66)%	(11.05)%
+300	$4,058	$(153,054)	(97.42)%	0.26%	(8.13)%
+200	$52,007	$(105,105)	(66.90)%	3.11%	(5.28)%
+100	$103,530	$(53,582)	(34.10)%	5.85%	(2.54)%
0	$157,112	$—	—%	8.39%	—%
-100	$203,772	$46,660	29.70%	10.28%	1.89%
-200	$244,770	$87,658	55.79%	11.71%	3.32%
-300	$268,427	$111,315	70.85%	12.23%	3.84%
-400	$231,201	$74,089	47.16%	10.29%	1.90%
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Interest rates on Freddie Mac mortgage-backed securities increased by 41 basis points between June 30, 2023 and September 30, 2023. The increase in mortgage interest rates has decreased the value of our interest-earning assets.

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

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2023. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2023, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)             Not applicable.

(b)             Not applicable.

(c)             Stock Repurchases. The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended September 30, 2023:

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average Price	Part of Publicly	That May Yet be
	of Shares	Paid per	Announced Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs (1)
July 1, 2023 through July 31, 2023	—	$—	—	$220,748
August 1, 2023 through August 31, 2023	7,817	10.08	7,817	141,949
September 1, 2023 through September 30, 2023	14,081	10.08	14,081	—

Total	21,898	$10.08	21,898	$—

______________________________________

(1)

On September 12, 2023, Territorial Bancorp Inc. announced the completion of its twelfth repurchase program. Under this share repurchase program, the Company was authorized to repurchase up to $5,000,000 of its outstanding shares.

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

101

The following materials from Territorial Bancorp Inc.’s Form 10-Q report for the quarter ended September 30, 2023, formatted in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

TERRITORIAL BANCORP INC.
(Registrant)

Date: November 8, 2023	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and
Chief Executive Officer

Date: November 8, 2023	/s/ Melvin M. Miyamoto
Melvin M. Miyamoto
Executive Vice President and Chief Financial Officer