Form 10-K
period 2023-12-31
Territorial Bancorp Inc.
filed 2024-03-15
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐  Yes  ☒  No

The aggregate value of the voting common equity held by nonaffiliates of the registrant, computed by reference to the closing price of the registrant’s shares of common stock as of June 30, 2023 ($12.28) was $99.2 million.

As of February 29, 2024, there were 8,826,613 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, internationally, nationally or in our market areas, that are worse than expected;

●	competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

●	adverse changes in the securities or credit markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	a failure to maintain adequate levels of capital and liquidity to support our operations;

●	our ability to successfully integrate acquired entities, if any;

●	changes in consumer demand, spending, borrowing and savings habits;

●	changes in accounting and auditing policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

●	changes in our organization, compensation and benefit plans;

●	the timing and amount of revenues that we may recognize;

●	the value and marketability of collateral underlying our loan portfolios;

●	our ability to retain key employees;

●	cyber attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data or disable our systems;

●	technological changes that may be more difficult or expensive than expected;

●	the ability of third-party providers to perform their obligations to us;

●	the ability of the U.S. Government to manage federal debt limits;

●	the effects of any federal government shutdown;

●	risks, uncertainties and other factors relating to a pandemic, including the length of time that the pandemic continues, the imposition of any restrictions on individual or business activities; the severity and duration of the effect of the pandemic on the general economy and on the businesses of our borrowers and their ability to make payments on their obligations; the remedial actions and stimulus measures adopted by federal, state and local governments, including the effects of any vaccine mandate; and the inability of employees to work due to illness, quarantine, or government mandates;

●	changes in the quality and/or composition of our loan portfolio, including changes in our allowance for credit losses;

●	the quality and composition of our investment portfolio;

●	changes in market and other conditions that would affect our ability to repurchase our common stock;

●	changes in our financial condition or results of operations that reduce capital available to pay dividends;

●	the effects of climate change and societal, investor and governmental responses to climate change;

●	the effects of social and governance change and societal and investor sentiment and governmental responses to social and governance matters;

●	the effects of domestic and international hostilities, including terrorism; and

●	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please also see “Item 1A. Risk Factors.”

PART I

ITEM 1.	Business

Territorial Bancorp Inc.

Territorial Bancorp Inc. (the Company) is a Maryland corporation and owns 100% of the outstanding common stock of Territorial Savings Bank (the Bank). In 2009, we completed our initial public offering of common stock in connection with the mutual-to-stock conversion of Territorial Mutual Holding Company. Since the completion of our initial public offering, we have not engaged in any significant business activity other than owning the common stock of and having savings deposits in Territorial Savings Bank, paying dividends and repurchasing shares of our common stock. At December 31, 2023, we had consolidated assets of $2.2 billion, consolidated deposits of $1.6 billion and consolidated stockholders’ equity of $251.1 million.

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

The largest sector of Hawaii’s economy is the visitor industry. In August 2023, wildfires on Maui caused tremendous economic damage, including damaging or destroying more than 2,300 structures. Lahaina was one of the most popular tourist destinations on Maui and many historical sites, businesses and visitor accommodations were damaged or destroyed. Although the visitor industry had been impacted by the Maui wildfires, it has recovered faster than economists have anticipated. The Hawaii Tourism Authority reported that total visitors were 9.6 million in 2023, a 4.4% increase compared to 9.2 million in 2022. Total visitor spending in 2023 totaled $20.8 billion, a 5.5% increase compared to $19.7 billion in 2022. Most of the visitors to the state in 2023 were from the continental United States.

Public sector construction projects continue to provide large scale jobs such as renovations and expansions of airports, roads and public utilities, including the Honolulu rail project. Residential construction is expected to continue to grow and expand to meet Maui’s rebuilding needs and a continued strong demand for homes on all islands.

Federal spending is the second largest contributor to Hawaii’s economy and accounts for 8.9% of the state’s gross domestic product. In December 2023, the U.S. Senate and U.S. House approved a new defense spending bill that includes $1.6 billion for infrastructure projects in Hawaii. Hawaii is expected to continue to play a major role in any future U.S. military plans because of Hawaii’s central location in the Pacific region and emerging threats to national defense from North Korea and China.

The number of single-family homes sold on the island of Oahu, the largest real estate market in Hawaii, totaled 2,560 units in 2023, a decrease of 26.3% compared to sales in 2022. The median price paid on Oahu for a single-family home in 2023 was $1.1 million, a decrease of 5.0% compared to the median price in 2022. The number of condominium sales, a notable portion of the overall housing market, totaled 4,573 units in 2023, a decrease of 28.0% compared to sales in 2022. The median price paid on Oahu for condominiums in 2023 was $509,000, a decrease of 0.3% compared to the median price in 2022. The activity in the single-family and condominium market has slowed down due to high mortgage rates and home prices and a lack of inventory as homeowners who have relatively low rates on their existing mortgage are reluctant to sell their homes.

Maui County is the second largest real estate market in Hawaii. Sales of existing single-family homes on Maui totaled 729 units in 2023, a 28.7% decrease compared to the number of units sold in 2022. The median price paid for a single-family home in Maui County in 2023 was $1.2 million, an increase of 8.6% compared to the median price in 2022. The number of condominium sales totaled 969 units in 2023, a decrease of 36.3% compared to the number of units sold in 2022. The median price paid in Maui County for condominiums in 2023 was $833,000, a 7.4% increase compared to the median price in 2022. The median price of single-family homes and condominium prices in Maui County continued to rise in 2023 because of the strong demand for housing and stress on the existing inventory of homes available for sale due to the wildfires.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in all four counties in the State of Hawaii. As of June 30, 2023 (the latest date for which information is publicly available), we ranked fifth in FDIC-insured deposit market share in the State of Hawaii (out of 13 banks and thrift institutions with offices in Hawaii), with a 2.9% market share. As of that date, our largest market share was in the County of Hawaii, where we ranked fifth in deposit market share (out of eight banks and thrift institutions with offices in the County) with a 4.4% market share.

Lending Activities

Our primary lending activity is the origination of one- to four-family residential mortgage loans. To a much lesser extent, we also originate home equity loans and lines of credit, construction, commercial and other nonresidential real estate loans, consumer loans, multi-family mortgage loans and commercial business loans.

One- to Four-Family Residential Mortgage Loans. At December 31, 2023, $1.3 billion, or 97.5% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities generally up to 30 years. Historically, there has been little demand for adjustable-rate mortgage loans in our market area.

One- to four-family residential mortgage loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which was $1,089,300 for single-family homes located in the State of Hawaii for 2023. We also originate loans above this amount, which are referred to as “jumbo loans.” We generally originate fixed-rate jumbo loans with terms of up to 30 years. We have not originated significant amounts of adjustable-rate jumbo loans in recent years due to customer preference for fixed-rate loans in our market area. We generally underwrite jumbo loans in a manner similar to conforming loans. Jumbo loans are not uncommon in our market area.

We may originate loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 100%. We generally require private mortgage insurance for loans with loan-to-value ratios in excess of 80%. During the year ended December 31, 2023, we originated $1.5 million of one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80%. We offer a variety of credit programs for low- to moderate-income and first-time home purchasers. These include our first time home purchaser program, where the borrower will receive up to a 50 basis point reduction in points charged in connection with the loan. We also originate first mortgage loans to lower-income individuals who reside in rural census tracts where the U.S. Department of Agriculture will issue a second mortgage and complete the underwriting of the loan, subject to our review before origination. We also offer both Federal Housing Administration (FHA) and Veterans Administration (VA) fixed-rate loans.

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

Nonresidential Real Estate Loans. Our nonresidential real estate loans consist primarily of commercial real estate loans and construction loans for residential real estate projects. These loans totaled $11.6 million, or 0.9% of our loan portfolio as of December 31, 2023. The commercial real estate properties primarily include owner-occupied light industrial properties. We generally seek to originate commercial real estate loans with initial principal balances of $1.0 million or less. Loans secured by commercial real estate totaled $8.6 million, or 0.7%, of our total loan portfolio at December 31, 2023, and consisted of ten loans outstanding with an average loan balance of approximately $862,000. All of our nonresidential real estate loans are secured by properties located in our primary market area. At December 31, 2023, our largest commercial real estate loan had a principal balance of $2.7 million and was secured by real property and improvements utilized as an office building. During the COVID-19 pandemic, this loan was modified to allow for the deferral of six months of interest to the maturity date of the loan in 2030. This loan was performing in accordance with its modified loan terms at December 31, 2023.

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

We also originate a limited amount of construction loans to experienced developers, almost exclusively for the construction of residential real estate projects. Construction loans are also made to individuals for the construction of their personal residences. Construction loans to individuals are generally “interest-only” loans during the construction period, and convert to permanent, amortizing loans following the completion of construction. At December 31, 2023, construction loans totaled $1.2 million, or 0.1% of total loans receivable. At December 31, 2023, the additional unadvanced portion of these construction loans totaled $2.4 million.

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

Loan Originations, Purchases, Sales and Servicing. All mortgage loans that we originate are underwritten pursuant to our policies and procedures, which incorporate standard Freddie Mac underwriting guidelines. We originate both adjustable-rate and fixed-rate loans. However, in our market area, customer demand is primarily for fixed-rate loans. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Most of our one- to four-family residential mortgage loan originations are generated by our branch managers and employees located in our banking offices and our additional commissioned loan officers located in our corporate headquarters. We also advertise throughout our market area. We also receive loans from mortgage brokers, mortgage bankers and other financial institutions that work with our staff to process and close these loans. We underwrite and approve all of these loans. We also obtain mortgage loan applications and refer these applications to other financial institutions and mortgage bankers for a fee.  Mortgage loan applications are referred to other financial institutions and mortgage bankers because these companies may not require a full-appraisal of the property being mortgaged as we do, may offer better loan terms and may be able to close the loan faster.   In addition, we may decide to refer the loan application to another company because we do not want to add a loan with the applicable type of credit quality or collateral to our loan portfolio.  In 2023, we referred $8.1 million of mortgage loans to other financial institutions and mortgage bankers and received fees of $86,000.

We sell loans to assist us in managing interest rate risk. We sold residential mortgage loans held for sale (all fixed-rate loans, with terms of 10 years or longer) with principal balances of $827,000 and $5.4 million during the years ended December 31, 2023 and 2022, respectively. We had no loans classified as held for sale at December 31, 2023 or 2022.

We sell our loans without recourse, except for normal representations and warranties provided in sales transactions. We primarily sell loans on a servicing released basis where servicing is transferred to a third party at the time the loan is sold. At December 31, 2023, we were servicing loans owned by others with a principal balance of $33.2 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. For the year ended December 31, 2023, we received servicing fees of $91,000. At December 31, 2023, substantially all of the loans serviced for Freddie Mac and Fannie Mae were performing in accordance with their contractual terms and we believe that there are no material repurchase obligations associated with these loans.

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

Territorial Savings Bank also uses automated systems to underwrite one- to four-family residential mortgage loans up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which was $1,089,300 in the State of Hawaii for 2023. We generally require appraisals of all real property securing one- to four-family residential real estate loans, and on property securing home equity loans and lines of credit. All appraisers are licensed appraisers and all third-party appraisers are approved by the Board of Directors annually.

Investments

Our Board of Directors has primary responsibility for establishing and overseeing our investment policy. The Board of Directors has delegated authority to implement the investment policy to our Investment Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Executive Vice President and Chief Financial Officer, our Executive Vice President of Finance, and our Vice President and Senior Treasury Analyst. The investment policy is reviewed at least annually by the Investment Committee, and any changes to the policy are subject to approval by the full Board of Directors. The overall objectives of the investment policy are to maintain a portfolio of high quality and diversified investments to maximize interest income over the long term and to minimize risk, to provide collateral for borrowings, to provide additional earnings when loan production is low, and to reduce our tax liability. The policy dictates that investment decisions give consideration to the safety of principal, liquidity requirements and potential returns. Our Executive Vice President and Chief Financial Officer executes our securities portfolio transactions as directed by the Investment Committee. All purchase and sale transactions are reported to the Board of Directors on a monthly basis.

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

Our current policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities. As of December 31, 2023, we held no asset-backed securities other than mortgage-backed securities. As a state savings bank, Territorial Savings Bank is not permitted to invest in equity securities. This general restriction does not apply to Territorial Bancorp Inc.

The Investments — Debt and Equity Securities topic of the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) requires that, at the time of purchase, we designate a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent to hold the security until maturity. Securities in the available-for-sale and trading classifications are reported at fair market value and securities in the held-to-maturity classification are reported at amortized cost. A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair market value of any security has declined below its carrying value and whether an allowance for credit losses, charge to earnings or other comprehensive loss is necessary. Held-to-maturity securities utilize the CECL methodology to estimate expected credit losses. Available-for-sale securities in an unrealized loss position are evaluated for impairment. If we do not have the intent to sell a security and it is not more likely than not that we will be required to sell a security, impairment occurs when the present value of the remaining cash flows is less than the remaining amortized cost basis. The difference between the present value of remaining cash flows and the remaining amortized cost basis is considered a credit loss. If a credit loss has occurred, impairment is recorded by writing down the value of a security to the present value of remaining cash flows as a charge to earnings. The difference between the book value of the security after the write down and the fair market value is considered an other comprehensive loss, which is a reduction of stockholders’ equity.

Our investment securities at December 31, 2023 consisted of held-to-maturity and available-for-sale mortgage-backed securities with a carrying value of $685.7 million and $20.2 million, respectively. At December 31, 2023, all of our mortgage-backed securities were issued by Fannie Mae, Freddie Mac or Ginnie Mae. At December 31, 2023, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date. The fair values of our securities are usually based on published or securities dealers’ market values.

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

Sources of Funds

General. Deposits traditionally have been our primary source of funds for our investment and lending activities. We also borrow from the FHLB, FRB, and from securities dealers through securities sold under agreements to repurchase to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds. Our additional sources of funds are loan and security repayments, maturing investments, retained earnings, income on other earning assets and the proceeds of loan and security sales.

Deposits. At December 31, 2023, deposits totaled $1.6 billion, or 82.4% of total liabilities. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of passbook and statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts and Super NOW accounts. Historically, we have not accepted brokered deposits. We accept deposits primarily from the areas in which our offices are located. We rely on our competitive pricing and products, convenient locations and quality customer service to attract and retain deposits.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, market interest rates, liquidity requirements and our deposit growth goals.

Borrowings. Our borrowings consist of advances from the FHLB and the FRB Bank Term Funding Program (BTFP), and funds borrowed from securities sold under agreements to repurchase. At December 31, 2023, our FHLB advances totaled $242.0 million, or 12.2% of total liabilities, FRB BTFP advances totaled $50.0 million, or 2.5% of total liabilities, and securities sold under agreements to repurchase totaled $10.0 million, or 0.5% of total liabilities. At December 31, 2023, we had access to additional FHLB and FRB BTFP advances of up to $612.6 million and $152.0 million, respectively. Advances from the FHLB are secured by our investment in the common stock of the FHLB as well as by a blanket pledge on our assets not otherwise pledged. Advances from the FRB BTFP are secured by mortgage-backed securities. Securities sold under agreements to repurchase are secured by mortgage-backed securities.

Subsidiary Activities

Territorial Savings Bank owns 100% of the common stock of Territorial Financial Services, Inc., a Hawaii corporation that is authorized to engage in insurance activities. At December 31, 2023, Territorial Savings Bank’s investment in Territorial Financial Services, Inc. was $12,000, and Territorial Financial Services, Inc. had assets of $74,000 at that date.

Personnel

As of December 31, 2023, we had 232 full-time employees and eight part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

Net Operating Loss Carryovers. For net operating losses generated beginning January 1, 2021, there are no carry backs allowed. Net operating losses can be carried forward for an unlimited period until the loss is fully recovered. Net operating losses can be used to reduce the current year’s taxable income by 80%. At December 31, 2023, the Company did not have any net operating loss carry forwards for federal income tax purposes.

Corporate Dividends. We may exclude from our income 100% of dividends received from Territorial Savings Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. Territorial Bancorp Inc.’s federal income tax returns have not been audited in the five-year period ended December 31, 2023. Tax years 2020 to 2022 currently remain subject to examination by the IRS.

Stock Repurchases. As a result of the Inflation Reduction Act, which was signed into law in August 2022, publicly traded corporations like Territorial Bancorp Inc. are subject to a 1% excise tax on stock repurchases.

State Taxation

Territorial Bancorp Inc. and Territorial Savings Bank are subject to a franchise tax imposed under Hawaii law at a rate of 7.92% of pre-tax income. The pre-tax income to which the tax rate is applied is determined in a manner consistent with the taxable income determined for federal purposes with some adjustments. The principal adjustment to federal taxable income is the exclusion of dividends received on Federal Home Loan Bank and Federal Reserve Bank stock.

Territorial Bancorp Inc.’s state franchise tax returns have not been audited in the five-year period ended December 31, 2023. Tax years 2020 and after currently remain subject to examination by the Department of Taxation of the State of Hawaii.

SUPERVISION AND REGULATION

General

Territorial Savings Bank is a Hawaii state-chartered savings bank and a member of the Federal Reserve System. Accordingly, Territorial Savings Bank is examined and supervised by, and subject to the enforcement authority of, the Hawaii Division of Financial Institutions, as its primary state regulator, and by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, as its primary federal regulator. Territorial Savings Bank is also subject to examination by the Federal Deposit Insurance Corporation, its deposit insurer, under certain circumstances. This regulation and supervision establishes a comprehensive framework of activities in which Territorial Savings Bank may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s Deposit Insurance Fund and depositors, and not for the protection of security holders. Under this system of state and federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity, and sensitivity to market interest rates. The Hawaii Division of

Financial Institutions and the Federal Reserve Board examine Territorial Savings Bank and prepare reports for the consideration of the Bank’s Board of Directors on any operating deficiencies. Territorial Savings Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Territorial Savings Bank’s loan documents.

Any change in these laws or regulations, whether by the Hawaii Division of Financial Institutions, the Federal Reserve Board, the Federal Deposit Insurance Corporation, or Congress, could have a material adverse impact on Territorial Bancorp Inc., Territorial Savings Bank, and their operations.

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

Certain regulatory requirements that are applicable to Territorial Savings Bank and Territorial Bancorp Inc. are described below. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Territorial Savings Bank and Territorial Bancorp Inc., and is qualified in its entirety by reference to the actual statutes and regulations.

Federal Banking Regulation

Capital Requirements. Federal regulations require that federally insured depository institutions meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%; a Tier 1 capital to risk-based assets ratio of 6.0%; a total capital to risk-based assets ratio of 8%; and a 4% Tier 1 capital to total assets leverage ratio. The current capital requirements were effective January 1, 2015 and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision (BASEL III) and certain requirements of the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act).

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock, and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Territorial Savings Bank has chosen not to make an opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the Federal Reserve Board takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

At December 31, 2023, Territorial Savings Bank’s regulatory capital exceeded that required by the capital requirements.

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

Prompt Corrective Action Regulations. Under prompt corrective action regulations, the Federal Reserve Board is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized member banks. The extent of supervisory action depends upon the degree of the institution’s undercapitalization. For this purpose, a member bank is placed in one of the following five categories based on the bank’s capital:

• well-capitalized (at least 5% leverage capital, 8% Tier 1 risk-based capital, 10% total risk-based capital, and 6.5% common equity Tier 1 risk-based capital);

• adequately capitalized (at least 4% leverage capital, 6% Tier 1 risk-based capital, 8% total risk-based capital, and 4.5% common equity Tier 1 risk-based capital);

• undercapitalized (less than 4% leverage capital, 6% Tier 1 risk-based capital, 8% total risk-based capital, or 4.5% common equity Tier 1 risk-based capital);

• significantly undercapitalized (less than 3% leverage capital, 4% Tier 1 risk-based capital, 6% total risk-based capital, or 3% common equity Tier 1 risk-based capital); and

• critically undercapitalized (equal to or less than 2% tangible capital).

At December 31, 2023, Territorial Savings Bank met the criteria for being considered “well-capitalized.”

Capital Distributions. State member banks must receive the prior approval of the Federal Reserve Board to pay dividends: (i) if the total amount of all dividends declared during the calendar year (including the proposed dividend) exceeds the sum of the bank’s net income during the calendar year and retained net income of the prior two calendar years or (ii) in an amount that would exceed the bank’s undivided profits. Even if an application is not otherwise required, every savings bank that is a subsidiary of a savings and loan holding company must file a notice with the Federal Reserve Board at least 30 days before the Board of Directors declares a dividend.

The Federal Reserve Board may disapprove a notice or application if:

• the savings bank would be undercapitalized following the distribution;

• the proposed dividend raises safety and soundness concerns; or

• the dividend would violate a prohibition contained in any statute, regulation, formal or informal enforcement action, or agreement with or condition imposed by a federal banking agency.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution if, after making such distribution, the institution would be undercapitalized within the meaning of the prompt corrective action regulations.

Community Reinvestment Act (CRA) and Fair Lending Laws. All institutions with Federal Deposit Insurance Corporation deposit insurance have a responsibility under the CRA and related federal regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a state member bank, the Federal Reserve Board is required to assess the savings bank’s record of compliance with the CRA. A savings bank’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The CRA requires all Federal Deposit Insurance Corporation-insured institutions to publicly disclose their rating. Territorial Savings Bank received a “satisfactory” CRA rating in its most recent federal examination. On October 24, 2023, the Federal Deposit Insurance Corporation, the Federal Reserve Board, and the Office of the Comptroller of the Currency (“OCC”) issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

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

Insurance of Deposit Accounts. Territorial Savings Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Deposit insurance per account owner is $250,000 per account ownership category.

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

The Federal Deposit Insurance Corporation has authority to increase initial base deposit insurance assessment rates and did so by two basis points beginning in the first quarterly assessment period of 2023. As a result, effective January 1, 2023, assessment rates for institutions of Territorial Savings Bank’s size range from 2.5 to 32 basis points. Any significant future increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Territorial Savings Bank. Management cannot predict what insurance assessment rates will be in the future.

Federal Home Loan Bank System. Territorial Savings Bank is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of Des Moines, Territorial Savings Bank is required to acquire and hold shares of capital stock in the FHLB. As of December 31, 2023, Territorial Savings Bank held $12.2 million of capital stock in the FHLB of Des Moines and was in compliance with this requirement.

Hawaii Banking Law and Regulation

Hawaii law authorizes state-chartered savings banks to, among other things, accept and hold deposits, borrow from any source, make loans and extensions of credit of any kind, invest in service corporation subsidiaries engaged in activities permissible for service corporations of federal savings banks, and engage in other activities that are usual or incidental to the business of a savings bank. Hawaii law requires that at least 50% of a savings bank’s loans and extensions of credit be secured by real estate. In addition, certain commercial loans are limited to 15% of the savings bank’s assets and education loans are limited to 10% of assets. Federal law may limit some of the authority provided to Hawaii savings banks by Hawaii law.

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

Other Laws and Regulations

Territorial Savings Bank’s operations are also subject to federal laws and regulations applicable to credit transactions, such as the:

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

• Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

• Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

• fair lending laws;

• Laws and regulations prohibiting unfair or deceptive acts or practices;

• Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies;

• Truth in Savings Act; and

• other regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

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

• Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper checks;

• Bank Secrecy Act and the USA PATRIOT Act and their implementing regulations, which require financial institutions to, among other things, establish anti-money laundering compliance programs, customer identification programs, and customer due diligence policies and controls, in order to detect and prevent money laundering and terrorist financing;

• Regulations of the Office of Foreign Assets Control that enforce economic and trade sanctions programs based on United States foreign policy and national security goals; and

• Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. Territorial Bancorp Inc. is a nondiversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, Territorial Bancorp Inc. is registered with the Federal Reserve Board and subject to Federal Reserve Board regulations, examinations, supervision, and reporting requirements. In addition, the Federal Reserve Board has enforcement authority over Territorial Bancorp Inc. and its subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

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

Federal law prohibits a savings and loan holding company, including Territorial Bancorp Inc., from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider, among other factors, the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community, and competitive factors.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions apply to savings and loan holding companies. However, consolidated assets of $3 billion is the threshold of the “small holding company” exception to the applicability of consolidated holding company capital requirements. Consequently, holding companies with less than $3 billion of consolidated assets, including Territorial Bancorp Inc., are generally not subject to the requirements unless otherwise advised by the Federal Reserve Board.

Source of Strength. The Dodd-Frank Act also extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity, and other support in times of financial stress.

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank and savings and loan holding companies. In general, the policy provides that dividends should be paid out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances, such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend, or where the holding company’s overall rate of earnings retention is inconsistent with its capital needs and overall financial condition. The guidance also provides for prior consultation with supervisory staff for material increases in the amount of a holding company’s common stock dividend. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.

The Federal Reserve Board policy statement also provides for regulatory review prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction in the amount of such equity instruments outstanding as of the end of a quarter compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of Territorial Bancorp Inc. to pay dividends, repurchase shares of common stock, or otherwise engage in capital distributions.

Qualified Thrift Lender Test

Territorial Bancorp Inc. maintained its status as a savings and loan holding company in connection with Territorial Savings Bank’s 2014 conversion from a federal to a Hawaii savings bank charter. In order for Territorial Bancorp Inc. to remain regulated as a savings and loan holding company (rather than a bank holding company), Territorial Savings Bank is required to continue to satisfy the same qualified thrift lender (QTL) test that was applicable to it as a federal savings bank. The QTL test requires Territorial Savings Bank to either qualify as a “domestic building and loan association,” as defined by the Internal Revenue Code, or maintain at least 65% of “portfolio assets” in “qualified thrift investments,” primarily residential mortgages and related investments, including mortgage-backed and related securities. Territorial Savings Bank was in compliance with the QTL test at December 31, 2023.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as Territorial Bancorp Inc. unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under the Change in Bank Control Act, means ownership, control of or power to vote 25% or more of any class of voting stock. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, as is the case with Territorial Bancorp Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

Federal Securities Laws

Territorial Bancorp Inc.’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Territorial Bancorp Inc. is subject to the information, proxy solicitation, insider trading restrictions, and other requirements under the Securities Exchange Act of 1934.

Territorial Bancorp Inc. common stock held by persons who are affiliates (generally officers, directors, and principal shareholders) of Territorial Bancorp Inc. may not be resold without registration unless sold in accordance with certain resale restrictions. If Territorial Bancorp Inc. meets specified current public information requirements, each affiliate of Territorial Bancorp Inc. is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. We have policies, procedures, and systems designed to ensure compliance with the Sarbanes-Oxley Act and related regulations.

ITEM 1A.	Risk Factors

Risks Related to Market Interest Rates

The reversal of the historically low interest rate environment may adversely affect our net interest income and profitability.

The Federal Reserve Board decreased benchmark interest rates significantly, to near zero, in response to the COVID-19 pandemic. The Federal Reserve Board has reversed its policy of near zero interest rates given its concerns over inflation. Market interest rates have risen significantly in response to the Federal Reserve Board’s recent rate increases. As discussed below, the increase in market interest rates has already had and is expected to further have an adverse effect on our net interest income and profitability.

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

As a result of our focus on one- to four-family residential real estate loans and the low demand for adjustable-rate loans in our market area, the interest rates we earn on our loans are generally fixed for long periods of time. Additionally, many of our securities investments are of long maturities with fixed interest rates. Like many savings institutions, our focus on deposit accounts as a source of funds, which have no stated maturity date or shorter contractual maturities than loans, results in our liabilities having a shorter duration than our assets. For example, as of December 31, 2023, 95.1% of our loans had maturities of 15 years or longer, while 93.6% of our certificates of deposits had maturities of one year or less. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, as has occurred recently, the interest income earned on our assets, such as loans and investments, did not increase as rapidly as the interest paid on our liabilities, such as deposits. Furthermore, our loan origination and sales activity has been adversely affected by rising interest rates resulting in decreased loan demand. In a period of declining interest rates, the interest income earned on our assets likely will decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities, thereby requiring us to reinvest these cash flows at lower interest rates.

In addition, as a result of rising interest rates, we have experienced a shift in deposits from lower-cost savings and checking accounts to higher-cost certificates of deposit. However, the rates we earn on our loans did not increase as rapidly during the year ended December 31, 2023, as we have a significant amount of fixed-rate residential real estate loans where the interest rates did not increase commensurate with the increase in market interest rates.

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2023, the fair value of our investment in held-to-maturity securities totaled $568.1 million. Net unrealized losses on these securities totaled $117.7 million at December 31, 2023. During the year ended December 31, 2023, we incurred other comprehensive income of $243,000 related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio.

At December 31, 2023, our “rate shock” analysis indicated that our economic value of equity (the difference between the market value of our assets and the market value of our liabilities with adjustments made for off-balance sheet items) would decrease by $114.0 million if there was an instantaneous 200 basis point increase in market interest rates and would increase by $97.4 million if there was an instantaneous 200 basis point decrease in market interest rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the federal funds and discount rates, and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments, and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

Hedging against interest rate exposure may adversely affect our earnings.

As part of our interest rate risk management for 2024, we may determine to employ financial risk methodologies that limit, or “hedge,” the adverse effects of rising or decreasing interest rates on our loan portfolios and short-term liabilities. This could include hedging strategies with respect to arrangements where our customers swap floating interest rate obligations for fixed interest rate obligations, or vice versa. Our hedging activity would vary based on the level and volatility of interest rates and other changing market conditions. There are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Moreover, hedging activities could result in losses if the event against which we hedge does not occur. Additionally, interest rate hedging could fail to protect us or adversely affect us because, among other things:

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the party owing money in the hedging transaction may default on its obligation to pay;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value; and/or

•	downward adjustments, or “mark-to-market” losses, would reduce our stockholders’ equity.

Risks Related to Economic Conditions

A worsening of economic conditions in our market area could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could adversely affect our operations, financial condition, and earnings.

Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans. A deterioration in economic conditions, as a result of a health pandemic, recession, or otherwise, could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity, and results of operations:

• demand for our products and services may decline;

• loan delinquencies, problem assets, and foreclosures may increase;

• collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans;

• we may increase our allowance for credit losses;

• the value of our securities portfolio may decrease; and

• the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Moreover, a significant decline in general economic conditions caused by a pandemic, a natural disaster, inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment, or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Over the past year, in response to a pronounced rise in inflation, the Federal Reserve Board has raised certain benchmark interest rates to combat inflation. As discussed under “—Risks Related to Market Interest Rates—Future changes in interest rates could reduce our profits,” as inflation increases and market interest rates rise, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. Sustained higher interest rates by the Federal Reserve Board to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values, and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition, and results of operations.

Our local economy relies heavily on the tourism industry. Downturns in this industry could affect our operations and results.

Tourism is the largest sector of Hawaii’s economy. The Hawaii Tourism Authority reported visitor arrivals in 2023 increased by 4.4% compared to 2022. Total visitor spending in 2023 rose by 5.5% compared to 2022. A downturn in the tourism industry, including any downturn related to the wildfires on the island of Maui, and the related loss of jobs or operating income for businesses, could have a significant impact on our ability to originate loans, and the ability of borrowers to repay loans, either of which could adversely affect our financial condition and results of operations.

Our stock price may be negatively impacted by unrelated bank failures and negative depositor confidence in depository institutions. Further, if we are unable to adequately manage our liquidity, deposits, capital levels, and interest rate risk, which have come under greater scrutiny in light of recent bank failures, it may have a material adverse effect on our financial condition and results of operations.

In 2023, five banks failed and were placed into FDIC receivership. Generally, these banks had elevated levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits. These failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.

These events have led to a greater focus by institutions, investors, and regulators on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of its deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels, and interest rate risk management. If we are unable to adequately manage our liquidity, deposits, capital levels, and interest rate risk, it may have a material adverse effect on our financial condition, the results of operations, and our stock price.

A protracted government shutdown may result in reduced loan originations and related gains on sale and could negatively affect our financial condition and results of operations.

During any protracted federal government shutdown, we may not be able to close certain loans and we may not be able to recognize non-interest income on the sale of loans. Some of the loans we originate are sold directly to government agencies and some of these sales may be unable to be consummated during the shutdown. In addition, we believe that some borrowers may determine not to proceed with their home purchase and not close on their loans, which would result in a permanent loss of the related non-interest income. A federal government shutdown could also result in reduced income for government employees or employees of companies that engage in business with the federal government, which could result in greater loan delinquencies, increases in our nonperforming and classified assets, and a decline in demand for our products and services.

A default by the U.S. Government on its debt obligations could negatively affect our business and operations.

A U.S. government debt default could have a material adverse impact on our business and financial performance, including a decrease in the value of treasury bonds, notes, bills, and other government securities which we may own, and which could negatively impact our capital position and our ability to meet regulatory requirements. Other negative impacts could be volatile capital markets, an adverse impact on the U.S. economy and the U.S. dollar, as well as increased default rates among borrowers in light of increased economic uncertainty. Some of these impacts might occur even in the absence of an actual default but as a consequence of extended political negotiations around the threat of such a default and a government shutdown.

A lack of liquidity could adversely affect our financial condition and results of operations.

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment of our liabilities to ensure that there is adequate liquidity to fund operations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and securities and other sources could have a substantial negative effect on liquidity. Our most important source of funds is our deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk adjusted return, which are strongly influenced by such external factors as the direction of interest rates, local and national economic conditions and the availability and attractiveness of alternative investments. Further, the demand for deposits may be reduced due to a variety of factors such as negative trends in the banking sector, the level of and/or composition of our uninsured deposits, demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the Federal Reserve Board or regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, which would increase our funding costs and reduce net interest income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity. Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and/or loans, and borrowings from the Federal Home Loan Bank and/or Federal Reserve Bank discount window. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry, a decrease in the level of our business activity as a result of a downturn in markets or by one or more adverse regulatory actions against us or the financial sector in general. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet expenses, or to fulfill obligations such as meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

Risks Related to our Lending Activities

Our lending activities provide lower interest rates than financial institutions that originate more commercial loans.

Our principal lending activity consists of originating one- to four-family residential real estate mortgage loans. As of December 31, 2023, these loans totaled $1.3 billion or 97.5% of total loans. We originate our loans with a focus on limiting credit risk and not to generate the highest return or create the greatest difference between the yield on our interest-earning assets and our cost of funds (interest rate spread).

Residential real estate mortgage loans generally have lower interest rates than commercial business loans, commercial real estate loans, and consumer loans. As a result, we may generate lower interest rate spreads and rates of return when compared to our competitors who originate more consumer or commercial loans than we do. We intend to continue our focus on residential real estate lending.

Nonresidential real estate loans and commercial business loans increase our exposure to credit risks.

At December 31, 2023, our portfolio of commercial real estate, construction, and other nonresidential real estate loans totaled $11.6 million, or 0.9% of total loans. In addition, at December 31, 2023, our portfolio of commercial business loans totaled $8.6 million, or 0.7% of total loans. These loans generally expose us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans.

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

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses, we review our loans and our loss and delinquency experience, and we evaluate current economic conditions. If our assumptions are incorrect, our allowance for credit losses may not be sufficient to cover the losses in our loan portfolio, resulting in additions to our allowance. While our allowance for credit losses was 0.39% of total loans at December 31, 2023, material additions to our allowance could materially decrease our net income. In addition, any future credit deterioration, including as a result of a pandemic or natural disaster, could require us to increase our allowance for credit losses in the future.

In addition, bank regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize further loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs resulting from these reviews might have a material adverse effect on our financial condition and results of operations.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines, and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

Concentration of loans in our primary market area may increase risk.

Our success depends primarily on the general economic conditions in the State of Hawaii, as nearly all of our loans are to customers in the state. Accordingly, the economic conditions in the State of Hawaii have a significant impact on the ability of borrowers to repay loans as well as our ability to originate new loans. As such, a decline in real estate valuations in this market would lower the value of the collateral securing those loans. In addition, significant weakening in general economic conditions as a result of a pandemic, a natural disaster, inflation, a recession, unemployment, or other factors beyond our control could negatively affect our financial results. See “Item 1. Business – Market Area” for a discussion of the adverse impact of the COVID-19 pandemic on our market area.

Risks Related to Laws, Regulations and Government Matters

We are subject to the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to material penalties.

The Community Reinvestment Act (CRA), the Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity, and restrictions on activities which could result in the denial of certain corporate applications such as opening new branches. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, and results of operations.

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

Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Thus, any borrowing or funds needed to raise capital required to make a capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition, and results of operations.

Government responses to economic conditions may adversely affect our operations, financial condition, and earnings.

Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans. These measures may increase our costs of doing business and may have a significant adverse effect on our lending activities, financial performance, and operating flexibility. In addition, these risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

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

The potential exists for additional federal or state laws and regulations, or changes in policy, regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Bank regulatory agencies, such as the Federal Reserve Board, the Hawaii Division of Financial Institutions, and the Federal Deposit Insurance Corporation, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws, regulations, and other regulatory changes may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws, regulations, and other regulatory changes may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs, and profitability. Federal and state proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.

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

Territorial Savings Bank and Territorial Bancorp Inc. met all of these requirements, including the full 2.5% capital conservation buffer, as of December 31, 2023.

In addition to these capital requirements, Territorial Bancorp Inc. is subject to regulatory restrictions and notification requirements related to the payment of dividends and repurchases. For additional information, see “Item 1. Business—Supervision and Regulation.”

The application of these capital requirements and other regulatory requirements could, among other things, result in lower returns on equity, require the raising of additional capital, limits on the payment of dividends to shareholders and repurchases of our common stock, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. See “Supervision and Regulation—Federal Banking Regulation—Capital Distributions.”

Reductions in defense spending by the federal government could have a detrimental impact on Hawaii’s economy.

The defense industry, the second largest contributor to Hawaii’s economy after the visitor industry, accounts for about 8.9% of the state’s gross domestic product. The defense industry creates thousands of jobs for residents of the State. Cuts to defense and other general spending could have an adverse impact on Hawaii’s economy, which could adversely affect our financial condition and results of operations.

The foreclosure process may adversely impact our recoveries on non-performing loans

The judicial foreclosure process is protracted, which delays our ability to resolve non-performing loans through the sale of the underlying collateral. The longer timelines have been the result of additional consumer protection initiatives related to the foreclosure process, increased documentary requirements, and judicial scrutiny, and, both voluntary and mandatory programs under which lenders may consider loan modifications or other alternatives to foreclosure. These reasons and the legal and regulatory responses have impacted the foreclosure process and completion time of foreclosures for residential mortgage lenders. This may result in a material adverse effect on collateral values and our ability to minimize its losses.

Risks Related to Operational Matters

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure, or a similar catastrophic event, as well as from security breaches including, ransomware attacks, denial of service attacks, viruses, worms, and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing, and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Our heavy reliance on information technology systems exposes us to additional operational risks, which include the risk of malfeasance by employees or persons outside of our organization, errors relating to transaction processing and technology, systems failures or interruptions, failures to properly implement systems upgrades, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery.

Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, these security measures may not be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography, or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

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

Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report, and control our exposure to risk, including strategic, market, liquidity, compliance, and operational risks. While we use a broad and diversified set of risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.

Our business may be adversely affected by an increasing prevalence of fraud, including cyberfraud, and other financial crimes.

Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud, including cyberfraud, and other financial crimes. In addition, employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Nationally, reported incidents of fraud and other financial crimes have increased. We have also experienced losses due to apparent fraud and other financial crimes. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers, or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence. While we have policies and procedures designed to prevent such losses, losses may still occur.

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

Our board of directors relies to a large degree on management and outside consultants in overseeing cybersecurity risk management.

Territorial Savings Bank has a standing IT Steering Committee, consisting of the Executive Vice President of Administration, the Information Technology Manager, the Information Security Officer, information technology staff, and staff from other departments within our organization. The committee meets quarterly, or more frequently if needed, and reports to the board of directors after each meeting through committee minutes. The Bank also engages outside consultants and service providers to support its cybersecurity efforts. Our directors do not have significant experience in cybersecurity risk management in other business entities comparable to Territorial Savings Bank and rely on the Information Security Officer and the Information Technology Manager for cybersecurity guidance.

Our funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which may include FHLB and FRB advances, securities sold under agreements to repurchase, proceeds from the sale of loans, federal funds purchased, and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

Changes in the valuation of our securities portfolio could hurt our profits and reduce our capital levels.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities, and limited investor demand. Any of these factors, among others, could require the Company to record an allowance for credit losses, which could have an adverse effect on our business, financial condition, and results of operations. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. Declines in market value could result in accounting charges that could have a material adverse effect on our net income and capital levels. In addition, if we were required to sell securities to fund our operations, as described in “—Our funding sources may prove insufficient to replace deposits at maturity and support our future growth,” such sales may be at prices that are not favorable, or could call into question our classification of held-to-maturity securities such that we would be required to recognize unrecognized losses with respect to such securities.

Our smaller size may make it more difficult for us to compete.

Our smaller asset size may make it more difficult to compete with other financial institutions that are larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Accordingly, we are not always able to offer new products and services as quickly as our competitors. In addition, our smaller customer base may make it difficult to generate meaningful noninterest income from such activities as securities and insurance brokerage. Finally, as a smaller institution, we are disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

We may not pay dividends on our common stock in the future.

Holders of our common stock are entitled to receive only such dividends as our board of directors may declare out of funds legally available for such payments. Our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, we are a savings and loan holding company, and our ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. It is the policy of the Federal Reserve that savings and loan holding companies should generally pay dividends on common stock only out of earning, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality and financial condition.

Further, if we are unable to satisfy the capital requirements applicable to us for any reason, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock.

Risk Related to the COVID-19 Pandemic

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

Risks Related to Environmental and Other Global Matters

Climate change is a long-term risk to the State of Hawaii.

As a state surrounded by water, rising sea levels and storm surges have effected and will continue to impact coastline properties and properties subject to tidal flooding. Shoreline erosion and beach narrowing could negatively impact the real estate loans we have made on those properties. The location of the properties that are subject of loans can result in customers being required to purchase more flood insurance than borrowers of other banks, which can increase borrowers’ cost and reduce our loan originations. Rising sea levels and tidal actions can also result in roads and highways becoming unusable, requiring population relocation and/or significant expenses to construct new roads and highways. Furthermore, as tourism is the State’s largest industry, climate change could negatively impact the weather of Hawaii, which is one of the leading reasons for visitors to travel to the State. Scientists have indicated that climate change may increase the intensity of tropical storms and hurricanes. Climate change has also made areas of the State of Hawaii more susceptible to large wildfires.

Severe weather, natural disasters and other external events could significantly affect our operations and results.

Because all of our office locations are in the State of Hawaii, severe weather or natural disasters, such as tsunamis, volcanic eruptions, hurricanes, and earthquakes and other adverse external events, could have a significant effect on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause us to incur additional expenses. Natural disasters, like the tsunami that occurred in Japan in 2011, could have an impact on the visitor industry in Hawaii. Accordingly, the occurrence of any such severe weather or natural disaster event could have a material adverse effect on our business, which, in turn, could adversely affect our financial condition and results of operations.

A contaminated drinking water shaft and a contaminated groundwater aquifer on the Island of Oahu could significantly affect our operations and results.

In November 2021, it was reported that a U.S. Navy drinking water shaft had become contaminated with jet fuel. The related facility is approximately 100 feet from a groundwater aquifer that supplies a majority of the total water used on the Island of Oahu, including the City of Honolulu. Subsequently, the U.S. Environmental Protection Agency indicated that fuel releases had also contaminated the groundwater aquifer. The Honolulu Board of Water Supply has discontinued the use of certain wells in response to the possibility of contamination, with such discontinuation to last indefinitely. Voluntary water usage reductions were announced in March 2022, and compliance has avoided the imposition of mandatory water restrictions as of now. Numerous lawsuits have been filed against the United States government, with plaintiffs claiming physical, emotional, and financial damage. In addition to the health risks posed to residents and businesses on Oahu, as well as possible negative effects on the tourism industry, it is possible that water service may not be provided for ongoing construction projects, which could result in a reduction in new home sales and a related reduction in loan originations for new home purchases, as well as reductions in employment in the construction industry and related sales of materials. Accordingly, this event or the occurrence of any similar man-made disaster event could have a material adverse effect on our business, which, in turn, could adversely affect our financial condition and results of operations.

Our business, financial condition, and results of operations could be adversely affected by natural disasters, health epidemics, and other catastrophic events.

We could be adversely affected if key personnel or a significant number of employees were to become unavailable due to a pandemic, natural disaster, war, act of terrorism, accident, or other reason. Any of these events could result in the temporary reduction of operations, employees, and customers, which could limit our ability to provide services. Additionally, many of our borrowers may suffer property damage, experience interruption of their businesses, or lose their jobs after such events. Those borrowers might not be able to repay their loans, and the collateral for such loans may decline significantly in value.

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes, and other issues. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

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

Risk Related to Accounting Matters

Changes in management’s estimates and assumptions may have a material impact on our Consolidated Financial Statements and our financial condition or operating results.

In preparing this annual report as well as other periodic reports we are required to file under the Securities Exchange Act of 1934 as amended, including our Consolidated Financial Statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our valuation of investment securities, our determination of our income tax provision, and our evaluation of the adequacy of our allowance for credit losses.

Other Risks Related to Our Business

Potential downgrades of U.S. government securities by one or more of the credit ratings agencies could have a material adverse effect on our operations, earnings and financial condition.

A possible future downgrade of the sovereign credit ratings of the U.S. government and a decline in the perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affect the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. We cannot predict if, when, or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Such ratings actions could result in a significant adverse impact on us. Among other things, a downgrade in the U.S. government’s credit rating could adversely impact the value of our securities portfolio and may trigger requirements that we post additional collateral for trades relative to these securities. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies, or instruments would significantly exacerbate the other risks to which we are subject and any related adverse effects on the business, financial condition, and results of operations.

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

We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our current market and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers, and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or by our inability to conduct our operations in a manner that is appealing to current or prospective customers, our business and operating results may be adversely affected.

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

ITEM 1B.Unresolved Staff Comments

Not applicable.

ITEM 1CCybersecurity Risk Management, Strategy and Governance

Cybersecurity is a significant and integrated component of Territorial Savings Bank’s risk management strategy. As a financial services company, cyber threats are present and growing, and the potential exists for a cybersecurity incident to occur, which could disrupt business operations or compromise sensitive data. To date, Territorial Savings Bank has not, to its knowledge, experienced an incident materially affecting or reasonably likely to materially affect Territorial Savings Bank.

To prepare and respond to incidents, Territorial Savings Bank has implemented a multi-layered cybersecurity strategy, integrating people, technology, and processes. This includes employee training, the use of innovative technologies, and the implementation of policies and procedures in the areas of Information Security, Data Governance, Business Continuity and Disaster Recovery, Vendor Management, and Incident Response. Territorial Savings Bank engages third-party consultants and independent auditors to, among other things, conduct penetration tests and perform cybersecurity risk assessments and audits.

The Information Security Department of Territorial Savings Bank is primarily responsible for identifying, assessing and managing material risks from cybersecurity threats. The Information Security Department is managed by the Board-appointed Information Security Officer (the “ISO”) who reports directly to Territorial Savings Bank’s Executive Vice President of Administration. The ISO has four years of experience with Territorial Savings Bank and an additional 29 years of experience in the information technology (“IT”) field. The ISO also oversees Territorial Savings Bank’s Information Security Program, which is governed by various information security and cybersecurity, systems development, change control, disaster recovery/business continuity and physical asset classification and control policies. The Information Security Program identifies data sources, threats and vulnerabilities and ensures awareness, accountability, and oversight for data protection throughout Territorial Savings Bank and with trusted third parties to ensure that data is protected and able to be recovered in the event of a breach or failure (technical or other disaster). The Information Security Department provides on-going technology and IT threat updates to ensure the latest threats are addressed. In addition, the ISO participates in penetration testing, business continuity/ disaster recovery testing, and incident response plan testing. The ISO presents information security and cybersecurity updates at least quarterly to Territorial Savings Bank’s Information Technology Steering Committee, which consists of the Executive Vice President of Administration, the Senior Vice President of Electronic Banking, the Information Technology Manager, the Information Security Officer, information technology staff, and staff from other departments within the organization. The committee minutes are reviewed by the Board of Directors after each meeting.

The Information Security Department provides oversight, from a risk perspective, of IT security practices. As referenced above, the ISO provides information security updates to the Information Technology Steering Committee at each Information Technology Steering Committee meeting. Additional information security training to the Board of Directors is provided through targeted training overseen by the ISO. In addition, as discussed below, Territorial Savings Bank has implemented an Incident Response Plan to provide a structured and systematic incident response process for information security incidents that affect any of the information technology systems, network, or data of Territorial Savings Bank. The Incident Response Plan is implemented and maintained by the ISO. Cybersecurity metrics are reported to management committees at least monthly and are summarized in annual reporting to the Board of Directors.

The Board of Directors recognizes the importance of the Interagency Guidelines Establishing Standards for Safeguarding Customer Information and has incorporated those elements in its ongoing oversight of the Information Security Program.

Risk Assessment. On a periodic basis, but not less than annually, the Information Security Officer (the “ISO”) identifies and documents internal and external vulnerabilities that could result in unauthorized disclosure, misuse, alteration, or destruction of customer information or customer records. Based on the results of the risk assessment, Territorial Savings Bank’s Information Security Program may be revised to protect against any anticipated threats or hazards to the security or integrity of such information. The Board of Directors reviews changes to the program designed to monitor, measure, and respond to vulnerabilities identified.

Response to Security Vulnerabilities. In response to identified risks, management may take certain steps to correct and respond to security vulnerabilities, which may include:

●	Applying vendor-provided software fixes, commonly called patches.
●	Implementing documented, approved, and tested changes to security configurations.
●	Ensuring that exploitable files and services are assessed and removed or disabled based upon known vulnerabilities and business needs.
●	Updating vulnerability scanning and intrusion detection tools to identify known vulnerabilities and related unauthorized activities.
●	Conducting subsequent penetration testing and vulnerability assessments, as warranted.
●	Reviewing performance with service providers to ensure security maintenance and reporting responsibilities are operating according to contract provisions and that service providers provide notification of system security breaches that may affect Territorial Savings Bank.

Internal Controls, Audit, and Testing. Regular internal monitoring is integral to Territorial Savings Bank’s risk assessment process, which includes regular testing of internal key controls, systems, and procedures. In addition, independent third-party penetration testing to test the effectiveness of security controls and preparedness measures is conducted at least annually or more often, if warranted by the risk assessment or other external factors. Management determines the scope and objectives of the penetration analysis.

Service Providers. Like many companies, Territorial Savings Bank relies on third-party vendor solutions to support its operations. Many of these vendors, especially in the financial services industry, have access to sensitive and proprietary information. In order to mitigate the operational, informational and other risks associated with the use of vendors, Territorial Savings Bank maintains a risk-based Vendor Management Program designed to identify, measure, monitor, and control risks related to outsourced vendor relationships. The Vendor Management Program is implemented through a Vendor Management Program Policy and includes a detailed onboarding process and periodic reviews of vendors with access to sensitive Territorial Savings Bank data. The Vendor Management Program Policy applies to any business arrangement between Territorial Savings Bank and another individual or entity, by contract or otherwise, in compliance with the Interagency Guidance on Third-Party Relationships: Risk Management. The Vendor Management Program is reviewed as part of Territorial Savings Bank’s annual Internal Audit Risk Assessment.

Employees and Training. Employees are the first line of defense against cybersecurity events. Each employee is responsible for protecting Territorial Savings Bank and client information. Employees are provided training at initial onboarding and thereafter regarding information security and cybersecurity-related policies and procedures applicable to their respective roles within the organization. In addition, employees are subjected to regular simulated phishing assessments, designed to sharpen threat detection and reporting capabilities. In addition to training, employees are supported with solutions designed to identify, prevent, detect, respond to, and recover from incidents. Notable technologies include firewalls, intrusion detection systems, managed endpoint detection and response, digital risk protection services, data loss prevention scanning, user behavior analytics, multi-factor authentication, data backups, and business continuity applications. Notable services include 24/7 security monitoring and response, weekly vulnerability scanning, third-party monitoring, and threat intelligence.

Board Reporting. At least annually, the ISO reports to the Board the overall status of the Information Security Program and Territorial Savings Bank’s compliance with the Interagency Guidelines for Safeguarding Customer Information. Any material findings related to the risk assessment, risk management and control decisions, service provider arrangements, results of testing, security breaches or violations are discussed as are management’s responses and any recommendations for program changes.

Program Adjustments. The ISO monitors, evaluates, and adjusts the Information Security Program considering any relevant changes in technology, the sensitivity of its customer information, internal or external threats to information, and changing business arrangements, such as mergers and acquisitions, alliances and joint ventures, outsourcing arrangements, and changes to customer information systems.

Incident Response Plan. To ensure that information security incidents can be recovered from quickly and with the least impact to Territorial Savings Bank and its customers, Territorial Savings Bank maintains a structured and systematic incident response plan (the “IRP”) for all information security incidents that affect any of the IT systems, network, or data of Territorial Savings Bank, including Territorial Savings Bank’s data held, or IT services provided by third-party vendors or other service providers. The ISO is responsible for implementing and maintaining the IRP, which includes:

●	Identifying the incident response team (“IRT”) and any appropriate sub-teams to address specific information security incidents, or categories of information security incidents.
●	Coordinating IRT activities, including developing, maintaining, and following appropriate procedures to respond to and document identified information security incidents.
●	Conducting post-incident reviews to gather feedback on information security incident response procedures and address any identified gaps in security measures.
●	Providing training and conducting periodic exercises to promote employee and stakeholder preparedness and awareness of the IRP.
●	Reviewing the IRP at least annually, or whenever there is a material change in Territorial Savings Bank’s business practices that may reasonably affect its cyber incident response procedures.

ITEM 2.	Properties

We operate from our corporate office in Honolulu, Hawaii, and from our 28 full-service branches located in the State of Hawaii. Of our 28 branches, 23 are located on the island of Oahu, and all but one of our branches are leased properties. The net book value of our premises, land and equipment was $7.2 million at December 31, 2023.

In August 2023, wildfires on the island of Maui destroyed our Lahaina branch office. Our branch was leased and the leasehold improvements and furniture are fixtures had a book value of $5,000, which was written off in the quarter ended September 30, 2023.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2023, we were not involved in any legal proceedings, the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)Market, Holder and Dividend Information. Our common stock is traded on the NASDAQ Global Select Market under the symbol “TBNK.” The approximate number of holders of record of Territorial Bancorp Inc.’s common stock as of February 29, 2024 was 984. Certain shares of Territorial Bancorp Inc. are held in “nominee” or “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

(b)Sales of Unregistered Securities. Not applicable.

(c)Use of Proceeds. Not applicable.

(d)Securities Authorized for Issuance Under Equity Compensation Plans. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(e)Stock Repurchases. There were no repurchases of our shares of common stock during the three months ended December 31, 2023. On September 12, 2003, Territorial Bancorp Inc. announced the completion of its twelfth repurchase program. Under this share repurchase program, the Company was authorized to repurchase up to $5,000,000 of its outstanding shares. The Company has not announced a new share repurchase program.

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

Overview

We have historically operated as a traditional thrift institution. The significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit inflows, cash balances at the Federal Reserve Bank, loan and securities repayments, advances from the Federal Home Loan Bank and the Federal Reserve Bank, proceeds from securities sold under agreements to repurchase, and proceeds from loan and security sales. As a result, we may be vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets, as occurred in 2023.

We have continued our focus on originating one- to four-family residential real estate loans. Our emphasis on conservative loan underwriting has resulted in continued low levels of nonperforming assets. Our nonperforming assets, which include nonaccrual loans, totaled $2.3 million, or 0.10% of total assets at December 31, 2023, compared to $2.3 million, or 0.11% of total assets at December 31, 2022. We recorded a reversal of credit loss provisions of $3,000 under ASC 326 and a reversal of loan loss provisions of $576,000 under ASC 310 for the years ended December 31, 2023 and 2022, respectively. ASC 326 requires organizations to measure all expected credit losses for financial instruments based on historical experience, current conditions, and reasonable and supportable forecasts. The reversal of credit loss provisions in 2023 was primarily due to a decrease in our real estate portfolio’s forecasted charge-offs that was partially offset by a decrease in its forecasted prepayments. The reversal of loan loss provisions in 2022 occurred primarily due to improvements in the qualitative factors used to calculate the allowance for loan losses due to decreases in Hawaii’s unemployment rate and in the amount of loans in the loan payment deferral program.

All of Territorial Savings Bank’s investments in mortgage-backed securities and collateralized mortgage obligations have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. These agencies guarantee the payment of principal and interest on the Bank’s mortgage-backed securities. We do not own any preferred stock issued by Fannie Mae or Freddie Mac. As of December 31, 2023, our additional borrowing capacity at the Federal Home Loan Bank (FHLB) of Des Moines and Federal Reserve Bank (FRB) was $612.6 million and $207.2 million, respectively. Our additional borrowing capacity at the FHLB at December 31, 2022 was $769.1 million.

Critical Accounting Policies and Estimates

We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies:

Allowance for Credit Losses (ACL) on Loans and Securities. Our determination of the amount of our allowance for credit loss (ACL) is a critical accounting estimate and includes Management’s estimate of future credit losses. Loans are charged-off against the ACL when Management believes a loan is uncollectable and credited if subsequent recoveries are made. Changes in the ACL, and the related loan loss provision, can materially affect net income.

On January 1, 2023, we adopted ASC 326, Financial Instruments – Credit Losses to estimate our allowance for credit losses. This standard is known as the current expected credit loss (CECL) standard and replaces the incurred loss approach. CECL requires an estimate of the credit losses expected over the life of financial instruments. The incurred loss approach delays the recognition of a credit loss until the “probable” loss event was “incurred”. The allowance for credit losses is an estimate that is subject to uncertainty due to the assumptions and significant judgements used in the estimation process.

The estimate of the allowance for credit losses using the CECL approach is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of loans. The historical loss experience is the starting point for estimating expected credit losses. We consider whether the historical loss experience should be adjusted for asset specific risk characteristics or current conditions at the reporting date that did not exist over the historical reporting period. These qualitative adjustments can include changes in the economy, loan underwriting standards, and delinquency trends. We then consider future economic conditions as part of the one-year reasonable and supportable forecast period. The one-year reasonable and supportable forecast period includes estimates of economic conditions which affects the performance of the loan portfolios. After the one-year reasonable and supportable forecast period, losses are based on historical loss rates, or reversion rate, for the remaining expected life of the loan.

Our loan portfolio is segmented into three pools for estimating our allowance for credit losses on loans: real estate, commercial, and consumer loans. They were established upon the adoption of ASU 2016-13. Only three pools are used to segment our loan portfolio because loans within the pools share similar risk characteristics and were originated using similar underwriting standards. Loans that do not share similar risk characteristics would be evaluated on an individual basis and excluded from the collective evaluation. Historically, we have disclosed information about our loans and allowance based on class of financing receivable. The portfolio segments align with the class of financing receivables as follows:

●	Real estate: One- to four-family residential, multi-family residential, and commercial mortgage
●	Commercial: Commercial loans other than mortgage loans
●	Consumer: Home equity loans, loans on deposit accounts, and all other consumer loans

Collateral dependent loans are not considered to share the same risk characteristics with the three pools discussed above. A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For loans which are considered to be collateral dependent, we have elected to estimate the expected credit loss based on the fair value of the collateral less selling costs. If the fair value of the collateral less selling costs is less than the loan’s amortized cost basis, we record a partial charge-off to reduce the loan’s amortized cost basis for the difference between the collateral fair value less selling costs and the amortized cost basis.

The historical loss experience of the real estate and consumer loan pools were determined using a vintage method. This method tracks loss and prepayment activity of loans that are originated during a specified time period, or vintage, over the course of the loan’s term. The pool’s loss and prepayment reversion rates are calculated as a percentage of the net loss and prepayments to the original loan balance. The historical loss experience of the commercial loan pool was determined using a reporting period method. This method measures historical losses incurred during a specified reporting period. The pool’s loss and prepayment reversion rates are calculated as a percentage of the beginning balance of the reporting period.

The amortized cost of the real estate pool totaled $1.3 billion at December 31, 2023 and represented 98.9% of our total loans. The amortized cost of the consumer and commercial loan pools totaled $14.4 million at December 31, 2023 and represented 1.1% of our total loans.

The allowance for credit losses is generally sensitive to economic conditions and assumptions built into the model that estimates credit losses. Since the residential real estate pool represents 98.9% of the Bank’s loans, changes in economic factors for the consumer and commercial pools would not have a material impact on the allowance. For the residential real estate portfolio, the Hawaii Housing Price Index (HPI) and National Mortgage Rates are used to project net charge-offs. A negative change in the forecasted Hawaii HPI equivalent to 25% of the change similar to what occurred during the 2007 to 2009 Great Recession and a 0.5% decrease in National Mortgage rates would lead to a small increase in the rate of delinquencies and consequently charge-offs for these borrowers. For the allowance on November 30, 2023, the changes above would increase the quantitative forecast component of the allowance for these loans by 0.041%, or 0.027% to 0.068%. This would increase the dollar losses by $42,000 over a 12-month forecast. The net charge-offs on the residential real estate pool was based on the 2007 to 2009 Great Recession period. If only 2007 was used to calculate the net charge-offs on the residential real estate pool, the allowance for credit losses at November 30, 2023 would increase by approximately $1.0 million. If the 2007 to 2008 period was used to calculate the net charge-offs on the residential real estate pool, the allowance for credit losses at November 30, 2023, would increase by approximately $600,000. Due to the low historical loss rates, small changes in the economic cycle will have nominal impacts on the overall allowance. This sensitivity analysis is hypothetical and provided only to indicate the potential impact changes in economic conditions and the effect these assumptions may have on the allowance estimate. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others.

We are required to utilize the CECL methodology to estimate expected credit losses with respect to held-to-maturity (HTM) investment securities. Since all of our HTM investment securities were issued by U.S. government agencies or U.S. government-sponsored enterprises, which include the explicit and/or implicit guarantee of the U.S. government and have a long history of no credit losses, we have not recorded a credit loss on these securities. The unrealized losses on these securities were due to changes in interest rates, relative to when the securities were purchased, and are not due to decreases in the credit quality of the securities.

Available for sale (AFS) investment securities in an unrealized loss position are evaluated for impairment. We first assesses whether we intend to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the investment securities amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the investment security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income. We have not recorded an ACL related to our AFS investment securities.

See Note 2(i) of the Notes to Consolidated Financial Statements for further information on the ACL.

Deferred Tax Assets. Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. A valuation allowance may be required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. There was no valuation allowance for deferred tax assets as of December 31, 2023 and 2022.

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

At December 31, 2023, we used weighted-average discount rates of 5.40% and 5.10% for calculating annual pension expense and projected plan liabilities, respectively, and an expected long-term rate of return on plan assets of

6.75% for calculating annual pension expense. For both the discount rate and the asset return rate, a range of estimates could reasonably have been used, which would affect the amount of pension expense and pension liability recorded.

A decrease in the discount rate or an increase in the asset return rate would have reduced our pension expense in 2023, while an increase in the discount rate or a decrease in the asset return rate would have the opposite effect. A 25 basis point decrease in the discount rate assumptions would have decreased our 2023 pension expense by $2,000 and would have increased our year-end 2023 pension liability by $392,000, while a 25 basis point decrease in the asset return rate would have increased our 2023 pension expense by $44,000.

Selected Financial Data

	At December 31,
	2023	2022

	(In thousands)
Selected Financial Condition Data:

Total assets	$2,236,672	$2,169,592
Cash and cash equivalents	126,659	40,553
Investment securities available for sale, at fair value	20,171	20,821
Investment securities held to maturity at amortized cost	685,728	717,773
Loans receivable, net of allowance for credit/loan losses	1,303,431	1,294,764
Bank-owned life insurance	48,638	47,783
Deposits	1,636,604	1,716,152
Advances from the Federal Home Loan Bank	242,000	141,000
Advances from the Federal Reserve Bank	50,000	—
Securities sold under agreements to repurchase	10,000	10,000
Total stockholders’ equity	251,086	256,550

	Year Ended December 31,
	2023	2022

	(In thousands)
Selected Operating Data:

Interest income	$69,088	$62,702
Interest expense	26,457	7,215
Net interest income	42,631	55,487
Reversal of provision for credit/loan losses	(3)	(576)
Net interest income after reversal of provision for credit/loan losses	42,634	56,063
Noninterest income	2,471	4,209
Noninterest expense	38,268	38,798
Income before income taxes	6,837	21,474
Income taxes	1,810	5,318
Net income	$5,027	$16,156

	At or for the Year Ended December 31,
	2023	2022
Selected Financial Ratios (expressed as percentages) and Other Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.23%	0.75%
Return on average equity (ratio of net income to average equity)	1.99%	6.26%
Interest rate spread (1)	1.83%	2.64%
Net interest margin (2)	2.02%	2.69%
Efficiency ratio (3)	84.85%	64.99%
Noninterest expense to average total assets	1.74%	1.80%
Average interest-earning assets to average interest-bearing liabilities	115.37%	115.91%
Average equity to average total assets	11.48%	11.98%
Basic earnings per share	$0.58	$1.81
Diluted earnings per share	$0.57	$1.80
Dividend payout ratio (4)	129.82%	56.67%

Asset Quality Ratios:
Nonperforming assets to total assets	0.10%	0.11%
Nonperforming loans to total loans	0.17%	0.18%
Allowance for credit/loan losses to nonperforming loans	226.59%	88.31%
Allowance for credit/loan losses to total loans	0.39%	0.16%

Capital Ratios (bank-level only):
Total capital (to risk-weighted assets)	26.87%	26.20%
Common equity Tier 1 capital (to risk-weighted assets)	26.31%	25.98%
Tier I capital (to risk-weighted assets)	26.31%	25.98%
Tier I capital (to total assets)	10.86%	10.87%

Other Data:
Number of full-service offices	28	29
Full-time equivalent employees	236	257
(1)	The average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	The dividend payout ratio represents cash dividends declared per share divided by diluted earnings per share.

Balance Sheet Analysis

Assets. At December 31, 2023, our assets were $2.2 billion, an increase of $67.1 million, or 3.1%, from December 31, 2022. The increase was primarily caused by an $86.1 million increase in cash and cash equivalents and an $8.7 million increase in total loans, which were partially offset by a $32.7 million decrease in total investment securities.

Cash and Cash Equivalents. At December 31, 2023, our cash and cash equivalents were $126.7 million, an increase of $86.1 million, or 212.3%, from $40.6 million at December 31, 2022. The increase was primarily due to a $101.0 million increase in Federal Home Loan Bank advances, a $50.0 million increase in Federal Reserve Bank advances, and a $32.7 million decrease in total investment securities, which was partially offset by a $79.5 million decrease in deposits and an $8.7 million increase in total loans. We increased liquidity during 2023 in response to recent market concerns in the banking industry.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2023		2022
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$1,277,544	97.48%	$1,253,558	96.51%
Multi-family residential	5,855	0.45	6,448	0.50
Construction, commercial and other	11,631	0.89	23,903	1.84
Home equity loans and lines of credit	7,058	0.54	6,426	0.49
Other loans	8,453	0.64	8,597	0.66

Total loans	1,310,541	100.00%	1,298,932	100.00%

Other items:
Unearned fees and discounts, net	(1,989)		(2,136)
Allowance for credit/loan losses	(5,121)		(2,032)

Loans receivable, net	$1,303,431		$1,294,764

Total loans increased by $11.6 million as new loan originations exceeded loan repayments and sales.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled maturities of our loan portfolio at December 31, 2023. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to four-family		Multi-family residential		Construction, commercial		Home equity loans and
	residential real estate		real estate		and other real estate		lines of credit		Other loans		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
2024	$22	5.33%	$286	8.24%	$—	—%	$203	10.50%	$522	5.85%	$1,033	7.41%
2025 to 2028	2,855	3.74	117	6.50	2,340	5.01	1,414	10.59	2,258	6.98	8,984	6.00
2029 to 2038	34,838	4.00	4,886	4.53	8,062	4.15	1,348	9.41	5,503	3.28	54,637	4.13
2039 and beyond	1,239,829	3.63	566	4.25	1,229	5.55	4,093	4.35	170	5.00	1,245,887	3.63

Total	$1,277,544	3.64%	$5,855	4.72%	$11,631	4.47%	$7,058	6.75%	$8,453	4.46%	$1,310,541	3.67%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2023 that are contractually due after December 31, 2024.

	Due After December 31, 2024
	Fixed	Adjustable	Total

	(In thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$1,277,282	$240	$1,277,522
Multi-family residential	5,569	—	5,569
Construction, commercial and other	10,287	1,344	11,631
Home equity loans and lines of credit	1,221	5,635	6,856
Other loans	6,672	1,259	7,931
Total loans	$1,301,031	$8,478	$1,309,509

Securities. At December 31, 2023, our securities portfolio totaled $705.9 million, or 31.6% of assets. The securities portfolio decreased from $738.6 million at December 31, 2022 as repayments exceeded security purchases. All of the mortgage-backed securities were issued by Fannie Mae, Freddie Mac or Ginnie Mae. At December 31, 2023, none of the underlying collateral consisted of subprime or Alt-A loans (traditionally defined as nonconforming loans having less than full documentation). At December 31, 2023, we held no common or preferred stock of Fannie Mae or Freddie Mac.

Any unrealized loss on individual mortgage-backed securities as of December 31, 2023 and 2022 was caused by increases in market interest rates subsequent to purchase. All of our mortgage-backed securities are guaranteed by U.S. government-sponsored enterprises or a U.S. government agency. Since the decline in market value has been attributable to changes in interest rates and not credit quality, we continue to have the intent not to sell these investments, and it is not more likely than not that we will be required to sell such investments prior to the recovery of the amortized cost basis. No allowance for credit losses was recorded for these securities as of December 31, 2023. Prior to the adoption of ASU 2016-13, the Company did not consider any of its securities to be other-than-temporarily impaired.

Portfolio Maturities and Coupons. The composition and maturities of the investment securities portfolio at December 31, 2023 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent adjustments have been made, as we did not hold any tax-free investment securities at December 31, 2023.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Coupon	Cost	Coupon	Cost	Coupon	Cost	Coupon	Cost	Fair Value	Coupon

	(Dollars in thousands)
Available-for-sale:
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Fannie Mae	$—	—%	$—	—%	$—	—%	$4,283	3.00%	$4,283	$3,844	3.00%
Freddie Mac	—	—	—	—	—	—	18,280	2.99	18,280	16,327	2.99
Total available-for-sale	$—	—%	$—	—%	$—	—%	$22,563	2.99%	$22,563	$20,171	2.99%

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or government-sponsored enterprises:
Fannie Mae	$—	—%	$10	5.64%	$7	5.72%	$372,550	2.28%	$372,567	$302,684	2.28%
Freddie Mac	—	—	—	—	—	—	293,962	2.53	293,962	247,932	2.53
Collateralized mortgage obligations (1)	—	—	—	—	—	—	1,216	1.62	1,216	1,073	1.62
Ginnie Mae	—	—	3	3.63	—	—	17,980	3.34	17,983	16,439	3.34
Total held-to-maturity	$—	—%	$13	5.18%	$7	5.72%	$685,708	2.41%	$685,728	$568,128	2.42%

Total	$—	—%	$13	5.18%	$7	5.72%	$708,271	2.43%	$708,291	$588,299	2.43%
(1)	All of our collateralized mortgage obligations have been issued by Fannie Mae or Ginnie Mae.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is nontaxable. Interagency federal guidance generally limits our investment in bank-owned life insurance to 25% of the Bank’s Tier 1 capital plus our allowance for credit/loan losses. At December 31, 2023, this limit was $61.0 million, and we had invested $48.6 million in bank-owned life insurance at that date.

Deposits. At December 31, 2023, deposits totaled $1.6 billion, or 82.4% of total liabilities. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts, and Super NOW accounts. Historically, we have not accepted, and do not currently have, brokered deposits. We accept deposits primarily from the areas in which our offices are located. We rely on our competitive pricing and products, convenient locations and quality customer service to attract and retain deposits.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, market interest rates, liquidity requirements and our deposit growth goals.

During the year ended December 31, 2023, our deposits decreased by $79.5 million, or 4.6%. The decrease in deposits was primarily due to decreases of $171.6 million in savings accounts and $7.6 million in checking accounts, which were partially offset by an increase of $102.7 million in certificates of deposit during the year ended December 31, 2023. The changes in deposits occurred primarily as customers transferred funds from savings accounts with relatively low interest rates to our certificates of deposit with higher interest rates or withdrew their deposits and sought higher interest rates elsewhere.

At December 31, 2023, we had a total of $532.4 million in certificates of deposit, of which $498.1 million had remaining maturities of one year or less. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table sets forth the distribution of our average total deposit accounts (including interest-bearing and non-interest-bearing deposits), by account type, for the years indicated.

	For the Year Ended December 31,
	2023			2022
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate

	(Dollars in thousands)
Deposit type:
Non-interest-bearing	$75,331	4.5%	—%	$74,283	4.4%	—%
Savings accounts	802,833	48.6	0.31	1,028,244	60.3	0.09
Certificates of deposit	479,566	29.0	3.53	292,809	17.2	1.33
Money market	4,627	0.3	0.11	5,481	0.3	0.09
Checking and Super NOW	290,636	17.6	0.02	303,802	17.8	0.02

Total deposits	$1,652,993	100.0%	1.23%	$1,704,619	100.0%	0.29%

The following table sets forth our estimate of uninsured deposits (in excess of the federal deposit insurance limit of $250,000) that is calculated on the same basis used for regulatory reporting. We have no deposits that are uninsured for any other reason.

	At December 31,
	2023	2022

	(In thousands)
Uninsured non-maturity deposits:	$168,463	$212,984

Uninsured deposits with remaining maturities:
Three months or less	197,189	162,354
Over three months to six months	18,311	41,961
Over six months to twelve months	29,687	20,167
Over twelve months	5,794	15,132
	250,981	239,614

Total uninsured deposits	$419,444	$452,598

As of December 31, 2023, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $250,000 was $280.1 million. As of December 31, 2023, certificates of deposit owned by state and local governments in amounts greater than or equal to $250,000 was $169.4 million, and was collateralized by mortgage-backed securities. The following table sets forth the maturity of certificates of deposit in amounts greater than or equal to $250,000 as of December 31, 2023.

At December 31, 2023
(In thousands)
Three months or less	$208,861
Over three months through six months	23,223
Over six months through one year	41,843
Over one year to three years	4,728
Over three years	1,430

Total	$280,085

Borrowings. At December 31, 2023, our total borrowings were $302.0 million. We primarily funded our operations with borrowings and principal repayments on loans and mortgage-backed securities. Our borrowings consist of advances from the FHLB and FRB, and funds borrowed under securities sold under agreements to repurchase. At December 31, 2023, our FHLB advances totaled $242.0 million, or 12.2% of total liabilities, our FRB advances totaled $50.0 million, or 2.5% of total liabilities, and our securities sold under agreements to repurchase totaled $10.0 million, or 0.5% of total liabilities. At December 31, 2023, we had the capability to borrow up to $612.6 million and $207.2 million in the form of additional advances from the FHLB and FRB, respectively.

Stockholders’ Equity. At December 31, 2023, our stockholders’ equity was $251.1 million, a decrease of $5.5 million, or 2.1%, from $256.6 million at December 31, 2022. The decrease in stockholders’ equity occurred primarily due to dividends declared, shares repurchased, and the reduction of retained earnings from the adoption of the CECL accounting standard exceeding net income.

Average Balances and Yields

The following table sets forth average balances, yields and rates, and certain other information for the years indicated. No tax-equivalent yield adjustments were made, as we did not hold any tax-free investments. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances and are included with accrual loans in the table. However, no interest income was attributed to nonaccrual loans. The yields set forth below include the effect of net deferred costs, discounts, and premiums that are amortized or accreted to interest income of $190,000 and $103,000 for 2023 and 2022, respectively.

	For the Year Ended December 31,
	2023			2022
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate

	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (1)	$1,263,674	$45,149	3.57%	$1,252,960	$43,448	3.47%
Multi-family residential	5,720	274	4.79	5,700	244	4.28
Construction, commercial, and other	18,906	779	4.12	22,309	919	4.12
Home equity loans and lines of credit	6,976	475	6.81	6,572	365	5.55
Other loans	8,373	366	4.37	8,640	342	3.96
Total loans	1,303,649	47,043	3.61	1,296,181	45,318	3.50
Investment securities:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises (1)	726,166	17,918	2.47	709,817	16,211	2.28
Total securities	726,166	17,918	2.47	709,817	16,211	2.28
Other investments	83,038	4,127	4.97	59,828	1,173	1.96
Total interest-earning assets	2,112,853	69,088	3.27	2,065,826	62,702	3.04
Non-interest-earning assets	87,414			88,875
Total assets	$2,200,267			$2,154,701

Interest-bearing liabilities:
Savings accounts	$802,833	2,469	0.31%	$1,028,244	950	0.09%
Certificates of deposit	479,566	16,951	3.53	292,809	3,908	1.33
Money market accounts	4,627	5	0.11	5,481	5	0.09
Checking and Super NOW accounts	290,636	59	0.02	303,802	62	0.02
Total interest-bearing deposits	1,577,662	19,484	1.23	1,630,336	4,925	0.30
Federal Home Loan Bank advances	240,647	6,636	2.76	141,899	2,107	1.48
Federal Reserve Bank advances	3,123	154	4.93	—	—	—
Securities sold under agreements to repurchase	10,000	183	1.83	10,000	183	1.83
Total interest-bearing liabilities	1,831,432	26,457	1.44	1,782,235	7,215	0.40
Non-interest-bearing liabilities	116,224			114,356
Total liabilities	1,947,656			1,896,591
Stockholders’ equity	252,611			258,110
Total liabilities and stockholders’ equity	$2,200,267			$2,154,701

Net interest income		$42,631			$55,487
Net interest rate spread (2)			1.83%			2.64%
Net interest-earning assets (3)	$281,421			$283,591
Net interest margin (4)			2.02%			2.69%
Interest-earning assets to interest-bearing liabilities	115.37%			115.91%
(1)	Average balance includes loans or investments held to maturity and available for sale, as applicable.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments for 2023 or 2022.

	Year Ended December 31,
	2023 vs. 2022
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential	$374	$1,327	$1,701
Multi-family residential	1	29	30
Construction, commercial and other	(140)	—	(140)
Home equity loans and lines of credit	24	86	110
Other loans	(11)	35	24
Total loans	248	1,477	1,725
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	380	1,327	1,707
Other investments	596	2,358	2,954

Total interest-earning assets	1,224	5,162	6,386

Interest-bearing liabilities:
Savings accounts	(158)	1,677	1,519
Certificates of deposit	3,638	9,405	13,043
Money market accounts	(1)	1	—
Checking and Super NOW accounts	(3)	—	(3)
Total interest-bearing deposits	3,476	11,083	14,559
Federal Home Loan Bank advances	2,029	2,500	4,529
Federal Reserve Bank advances	154	—	154

Total interest-bearing liabilities	5,659	13,583	19,242

Change in net interest income	$(4,435)	$(8,421)	$(12,856)

Comparison of Operating Results for the Years Ended December 31, 2023 and 2022

General. Net income decreased by $11.1 million, or 68.9%, to $5.0 million for the year ended December 31, 2023 from $16.2 million for the year ended December 31, 2022. The decrease in net income was primarily due to a $12.9 million decrease in net interest income, a $1.7 million decrease in noninterest income, and a $573,000 decrease in reversals of credit/loan loss provisions. These decreases in net income were partially offset by a $3.5 million decrease in income taxes and a $530,000 decrease in noninterest expense.

Net Interest Income. Net interest income decreased by $12.9 million, or 23.2%, to $42.6 million for the year ended December 31, 2023 from $55.5 million for the year ended December 31, 2022. Interest expense increased by $19.2 million, or 266.7%, to $26.5 million for the year ended December 31, 2023 from $7.2 million for the year ended

December 31, 2022. The increase in interest expense was primarily due to a 104 basis point increase in the cost of interest-bearing liabilities and, to a lesser extent, a $49.2 million increase in the average balance of interest-bearing liabilities. Interest income increased by $6.4 million, or 10.2%, to $69.1 million for the year ended December 31, 2023 from $62.7 million for the year ended December 31, 2022. The increase in interest income was primarily due to a 23 basis point increase in the yield on average interest-earning assets and, to a lesser extent, a $47.0 million increase in the average balance of interest-earning assets. Since the significant majority of our loan and securities portfolios have fixed interest rates, the average rates on these assets have not risen as quickly as the average rate on our interest-bearing liabilities during this period of rising market interest rates. The net interest rate spread and net interest margin were 1.83% and 2.02%, respectively, for the year ended December 31, 2023, compared to 2.64% and 2.69%, respectively, for the year ended December 31, 2022. The decrease in the net interest rate spread and the net interest margin are attributable to the 104 basis point increase in the cost of average interest-bearing liabilities, which was partially offset by the 23 basis point increase in the yield of average interest-earning assets.

Interest Income. Interest income increased by $6.4 million, or 10.2%, to $69.1 million for the year ended December 31, 2023 from $62.7 million for the year ended December 31, 2022. Interest income on other investments increased by $3.0 million, or 251.8%, to $4.1 million for the year ended December 31, 2023 from $1.2 million for the year ended December 31, 2022. The increase in interest income on other investments was primarily due to an increase in the yield on our average cash balance at the FRB from 1.12% for the year ended December 31, 2022 to 4.68% for the year ended December 31, 2023. The increase in the yield on our cash balance at the FRB occurred because of an increase in the fed funds rate. The increase in the yield on our cash balance at the FRB was augmented by a $19.7 million increase in the average cash balance. Interest income on loans increased by $1.7 million, or 3.8%, from $45.3 million for the year ended December 31, 2022 to $47.0 million for the year ended December 31, 2023. The increase in interest income on loans occurred because of an 11 basis point increase in the yield and a $7.5 million increase in the average balance of loans which occurred as new loan originations exceeded loan repayments and loan sales. Interest income on investment securities increased by $1.7 million, or 10.5%, to $17.9 million for the year ended December 31, 2023 from $16.2 million for the year ended December 31, 2022. The increase in interest income on securities occurred primarily because of a 19 basis point increase in the average yield on securities and a $16.3 million increase in the average securities balance. The increase in the average securities yield occurred because the yield on the securities purchased, primarily in 2022, was higher than the average portfolio yield. The securities purchased in 2022 caused an increase in the average securities balance in 2023.

Interest Expense. Interest expense increased by $19.2 million, or 266.7%, to $26.5 million for the year ended December 31, 2023 from $7.2 million for the year ended December 31, 2022. Interest expense on interest-bearing deposits increased by $14.6 million, or 295.6%, to $19.5 million for the year ended December 31, 2023 from $4.9 million for the year ended December 31, 2022. The increase in interest expense on interest-bearing deposits was primarily due to a 220 basis point increase in the rate paid on certificates of deposit, which was augmented by a $186.8 million, or 63.8%, increase in the average balance of certificates of deposit. The rate paid on certificates of deposit increased to 3.53% for the year ended December 31, 2023 from 1.33% for the year ended December 31, 2022 primarily due to increases in market interest rates. Interest expense on savings accounts increased by $1.5 million, or 159.9%, to $2.5 million for year ended December 31, 2023 from $950,000 for the year ended December 31, 2022. The increase in interest expense on savings accounts occurred primarily because of a 22 basis point increase in the rate which was partially offset by a $225.4 million, or 21.9% decrease in the average balance of savings accounts. The changes in the average balance of savings accounts and certificates of deposit occurred primarily as customers transferred funds from savings accounts with relatively low interest rates to our certificates of deposit with higher interest rates or withdrew their deposits and sought higher interest rates elsewhere. Interest expense on FHLB advances rose by $4.5 million, or 215.0%, to $6.6 million for year ended December 31, 2023 from $2.1 million for the year ended December 31, 2022.  The increase in interest expense on FHLB advances occurred because of a 128 basis point increase in the cost of advances. This increase to interest expense was augmented by a $98.7 million, or 69.6% increase in the average FHLB advance balance. The increase in the cost and the average balance of FHLB advances was primarily due to $125.0 million of additional FHLB advances obtained in 2023 to enhance our liquidity and to fund the decrease in deposits. Interest expense on advances from the FRB was $154,000 for the year ended December 31, 2023. In 2023, the Company obtained a $50.0 million advance from the FRB Bank Term Funding Program.

Provision for Loan Losses. Based on our analysis of the factors described in “– Allowance for Credit Losses,” we recorded a reversal of credit loss provision of $3,000 under ASC 326 and a reversal of loan loss provision of $576,000 under ASC 310 for the years ended December 31, 2023 and 2022, respectively. The reversal of credit loss provisions in 2023 was primarily due to a decrease in our real estate portfolio’s forecasted charge-offs that was partially offset by a decrease in its forecasted prepayments. The reversal of the loan loss provision in 2022 occurred primarily due to a decrease in the amount of loans in our loan payment deferral program, Hawaii’s unemployment rate and the size of our loan portfolio. The loan payment deferral program was created to assist borrowers who were experiencing financial hardship due to the COVID-19 pandemic. The provisions recorded resulted in ratios of the allowance for credit/loan losses to total loans of 0.39% and 0.16% at December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022, we had net charge-offs of $117,000 and $61,000, respectively. Nonaccrual loans totaled $2.3 million at December 31, 2023 and 2022. We have provided for all losses that can be reasonably estimated at December 31, 2023 and 2022.

Noninterest Income. The following table summarizes changes in noninterest income for the years ended December 31, 2023 and 2022.

	Year Ended December 31,		Change 2023/2022
	2023	2022	$ Change	% Change

	(Dollars in thousands)
Service and other fees	$1,327	$1,416	$(89)	(6.3)%
Income on bank-owned life insurance	855	792	63	8.0%
Net gain (loss) on sale of loans	10	(3)	13	(433.3)%
Other	279	2,004	(1,725)	(86.1)%
Total	$2,471	$4,209	$(1,738)	(41.3)%

Noninterest income decreased by $1.7 million, or 41.3%, to $2.5 million for the year ended December 31, 2023 from $4.2 million for the year ended December 31, 2022. Other income decreased primarily due to $1.1 million of proceeds on bank-owned life insurance received during the year ended December 31, 2022. In addition, $713,000 of pension income was recognized in the year ended December 31, 2022 primarily due to an increase in the return on assets in the defined benefit pension plan and a reduction in the interest costs on the benefit obligation.

Noninterest Expense. The following table summarizes changes in noninterest expense for the years ended December 31, 2023.

	Year Ended December 31,		Change 2023/2022
	2023	2022	$ Change	% Change

	(Dollars in thousands)
Salaries and employee benefits	$20,832	$22,259	$(1,427)	(6.4)%
Occupancy	6,910	6,708	202	3.0%
Equipment	5,156	5,006	150	3.0%
Federal deposit insurance premiums	982	573	409	71.4%
Other general and administrative expenses	4,388	4,252	136	3.2%
Total	$38,268	$38,798	$(530)	(1.4)%

Noninterest expense decreased by $530,000, or 1.4%, to $38.3 million for the year ended December 31, 2023 from $38.8 million for the year ended December 31, 2022. The decrease in salaries and employee benefits was primarily due to a decrease in bonus accruals, stock benefit plan expenses, and employee stock option program expenses which was partially offset by a decrease in deferred salary expenses for originating new loans. The increase in federal deposit insurance premiums was primarily due to an increase in the Federal Deposit Insurance Corporation (FDIC) premium rate beginning January 1, 2023. The increase in occupancy expense was primarily due to increases in repairs and maintenance expense. The increase in equipment expenses was primarily due to an increase in data processing expense, furniture and fixture expense, and service bureau expense, which was partially offset by a decrease in depreciation on furniture and fixtures. Other general and administrative expenses increased primarily due to an increase in legal fees.

Income Tax Expense. Income tax expense for 2023 was $1.8 million with an effective tax rate of 26.5% compared to $5.3 million with an effective tax rate of 24.8%. The decrease in income tax expense was due to a $14.6 million decrease in income before income taxes. The increase in the effective tax rate during 2023 was primarily due to the receipt of $1.1 million of proceeds on bank-owned life insurance in 2022 that was not taxable.

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

Commercial business loans, commercial real estate loans, and consumer loans are generally handled in the same manner as residential mortgage loans or home equity lines of credit. All commercial business loans that are 15 days past due are immediately referred to our senior lending officer. In addition, we generate past due notices and attempt direct contact with a borrower when a consumer loan is 10 days past due. Because consumer loans are generally unsecured, we may commence collection procedures earlier for consumer loans than for residential mortgage loans or home equity lines of credit.

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

	At December 31,
	2023	2022

	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
First mortgage:
One- to four-family residential	$2,079	$2,279
Home equity loans and lines of credit	11	16
Other loans	170	6
Total nonaccrual loans	2,260	2,301

Real estate owned:
Real estate loans:
First mortgage:
One- to four-family residential	—	—
Total real estate owned	—	—

Total nonperforming assets	2,260	2,301

Loans delinquent 90 days or greater and still accruing interest	—	—

Modified loans still accruing interest:
Real estate loans:
First mortgage:
One- to four-family residential	697	414
Total modified loans still accruing interest	697	414

Total nonperforming assets, accruing loans delinquent for 90 days or more and modified loans still accruing interest	$2,957	$2,715

Ratios:
Nonperforming loans to total loans	0.17%	0.18%
Nonperforming assets to total assets	0.10%	0.11%

We had five one- to four family residential mortgage loans totaling $860,000 that were modified as of December 31, 2023. Four of the loans, totaling $758,000, were performing in accordance with their modified terms and accruing interest at December 31, 2023. One of the loans, for $102,000, was 59 days past due and not accruing interest at December 31, 2023. Our loan modifications include extending loan terms, adjustment to the loan’s interest rate and loan payment deferrals. We had four one- to four family residential loans totaling $824,000 that were modified as of December 31, 2022. Two of the loans, totaling $414,000, were performing in accordance with their modified terms and accruing interest at December 31, 2022. Two of the loans, totaling $410,000, were performing in accordance with its modified terms but not accruing interest at December 31, 2022.

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

	(Dollars in thousands)
At December 31, 2023
Real estate loans:
First mortgage:
One- to four-family residential	—	$—	4	$227	4	$227
Other loans	1	—	1	—	2	—
Total loans	1	$—	5	$227	6	$227

At December 31, 2022
Real estate loans:
First mortgage:
One- to four-family residential	1	$409	4	$559	5	$968
Other loans	1	—	2	6	3	6
Total loans	2	$409	6	$565	8	$974

Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at estimated fair value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair value result in charges to expense after acquisition. At December 31, 2023 and 2022, we had no real estate owned.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets as substandard, doubtful, or loss. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or the fair value of collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.

We maintain an allowance for credit losses using an estimate of future losses over the expected life of our financial instruments at a balance sheet date. Our determination as to the classification of our assets and the amount of our allowance for credit losses is subject to review by bank regulators, who can require that we establish additional allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at December 31, 2023, we had substandard assets of $2.7 million and no loss or doubtful assets. Substandard assets at December 31, 2023 included $2.2 million of nonperforming loans and $577,000 of modified loans. At December 31, 2022, we had substandard assets of $2.5 million, and no loss or doubtful assets. Substandard assets at December 31, 2022 included $1.9 million of nonperforming loans and $597,000 of modified loans. We generally classify any loan that is delinquent 90 days or more as substandard. Loans which have been delinquent for fewer days may also be classified as substandard

In addition to classifying assets as substandard, doubtful or loss, we also categorize assets as special mention. A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. We designate loans that are 30 to 89 days delinquent as special mention. Loans which have been delinquent for fewer days may also be categorized as special mention. At December 31, 2023 and 2022, special mention assets were $327,000 and $409,000, respectively.

Allocation of Allowance for Credit/Loan Losses. The following table sets forth the allowance for credit/loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for credit/loan losses allocated to each category is not necessarily indicative of future losses in any particular category. The allowance for credit/loan losses for each category is affected by the national and Hawaii economies as well as other factors. The allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	At December 31,
	2023		2022
		Percent of		Percent of
		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to
	Credit Losses	Total Loans	Loan Losses	Total Loans

	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$4,448	97.48%	$1,259	96.51%
Multi-family residential	23	0.45	4	0.50
Construction, commercial and other	27	0.89	434	1.84
Home equity loans and lines of credit	101	0.54	1	0.49
Other loans	522	0.64	75	0.66
Total allocated allowance	5,121	100.00%	1,773	100.00%
Unallocated	—		259
Total	$5,121		$2,032

The following table sets forth additional information regarding the allowance for loan losses and net charge-offs by category:

	At or For the Year Ended December 31,
	2023	2022
Allowance for loan losses to total loans at end of year	0.39%	0.16%
Nonaccrual assets to total loans at end of year	0.17%	0.18%
Allowance for loan losses to nonaccrual loans at end of year	226.59%	88.31%

Net charge-offs to average loans outstanding:
Residential Mortgage	—%	—%
Construction, Commercial & Other Mortgage Loans	—%	—%
Home Equity loans and lines of credit	—%	—%
Consumer & Other	0.87%	0.71%

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

We have historically operated as a traditional thrift institution and a significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with checking and savings accounts and borrowings. There is also little demand for adjustable-rate mortgage loans in the

Hawaii market area. This has resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets.

We continue our efforts to reduce interest rate risk. In 2023 and 2022, we sold fixed-rate mortgage loans with principal balances of $827,000 and $5.4 million, respectively. In 2023, FHLB advances increased by $101.0 million. These advances lengthened the maturity of our liabilities and increased our liquidity. In addition, we may utilize the following strategies to further reduce our interest rate risk:

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

Our policies do not permit hedging activities, such as engaging in futures, options, or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests, or stripped mortgage-backed securities. We do not have any current plans to sell loans classified as held-for-investment.

Economic Value of Equity. We use an interest rate sensitivity analysis that computes changes in the economic value of equity (EVE) of our cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. EVE represents the market value of portfolio equity and is equal to the present value of assets minus the present value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market-risk-sensitive instruments in the event of an instantaneous and sustained 100 to 400 basis point increase or decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The following table presents our internal calculations of the estimated changes in our EVE as of December 31, 2023 that would result from the designated instantaneous changes in the interest rate yield curve.

					Increase
					(Decrease) in
		Estimated		EVE Ratio as a	EVE Ratio as a
Change in		Increase		Percent of	Percent of
Interest Rates	Estimated EVE	(Decrease) in	Percentage	Present Value	Present Value of
(bp) (1)	(2)	EVE	Change in EVE	of Assets (3)(4)	Assets (3)(4)
(Dollars in thousands)
+400	$10,510	$(204,587)	(95.11)%	0.68%	(10.43)%
+300	$56,088	$(159,009)	(73.92)%	3.43%	(7.68)%
+200	$106,004	$(109,093)	(50.72)%	6.13%	(4.98)%
+100	$159,582	$(55,515)	(25.81)%	8.72%	(2.39)%
0	$215,097	$—	—%	11.11%	—%
-100	$266,870	$51,773	24.07%	13.03%	1.92%
-200	$312,431	$97,334	45.25%	14.48%	3.37%
-300	$345,455	$130,358	60.60%	15.27%	4.16%
-400	$300,105	$85,008	39.52%	13.08%	1.97%
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary obligations include meeting the borrowing needs of our customers, fulfilling deposit withdrawals, interest payments on deposits, and repayment of borrowings. Territorial Savings Bank’s primary sources of funds consist of deposit inflows, cash balances at the FRB, loan and security repayments, advances from the FHLB, securities sold under agreements to repurchase and proceeds from loan and security sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition. We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Executive Vice President and Chief Financial Officer, our Executive Vice President of Finance, and our Vice President and Senior Treasury Analyst, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2023.

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

Our most liquid asset is cash. The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2023, the Company’s cash and cash equivalents totaled $126.7 million. At December 31, 2023, we had unpledged securities with a market value of $138.0 million and had the ability to borrow up to $129.7 million using these securities as collateral by borrowing from the Federal Reserve Bank or using securities sold under agreements to repurchase. We also had securities with a market value of $221.8 million pledged to the Federal Reserve Bank with the ability to borrow up to $207.2 million using these securities as collateral.

If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB and FRB, which provide an additional source of funds. We also utilize securities sold under agreements to repurchase as another borrowing source. At December 31, 2023, we had the ability to borrow up to an additional $612.6 million and $207.2 million from the FHLB and FRB, respectively. Advances from the FHLB, advances from the FRB and securities sold under agreements to repurchase were $242.0 million, $50.0 million, and $10.0 million, respectively, at December 31, 2023. Advances from the FHLB and securities sold under agreements to repurchase were $141.0 million and $10.0 million, respectively, at December 31, 2022.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2023, we had $1.3 million in loan commitments outstanding for fixed-rate loans and had $14.9 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2023 totaled $498.1 million, or 30.4% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and security sales, brokered deposits, securities sold under agreements to repurchase, and Federal Home Loan Bank and Federal Reserve Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2024. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the years ended December 31, 2023 and 2022, we originated $100.8 million and $150.9 million of loans, respectively. In 2023 and 2022, we purchased securities with a total face value of $6.8 million and $169.4 million, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances, Federal Reserve Bank advances, securities sold under agreements to repurchase, stock repurchases and dividend payments. We experienced a net decrease in deposits of $79.5 million at December 31, 2023 and a net increase in deposits of $34.3 million at December 31, 2022. The decrease in deposits at December 31, 2023 occurred as customers sought higher interest rates than what we offer. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. FHLB borrowings increased $101.0 million to $242.0 million at December 31, 2023 from $141.0 million at December 31, 2022. FRB borrowings were $50.0 million at December 31, 2023. We had no FRB borrowings at December 31, 2022.

As a separate legal entity, the Company is required to have liquidity to fund stock repurchases and dividend payments to shareholders and for other corporate purposes. Shares repurchased reduce the amount of shares issued and outstanding. The repurchased shares may be reissued in connection with share-based compensation plans and for general corporate purposes. During the years ended December 31, 2023 and 2022, the Company repurchased 250,882 and 262,621 shares of common stock, respectively, at an average cost of $16.05 and $22.75 per share, respectively, as part of the repurchase programs authorized by the Board of Directors. At December 31, 2023 and 2022, on a stand-alone basis, the Company had cash in banks of $18.5 million and $28.5 million, respectively.

Territorial Savings Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2023, Territorial Savings Bank and the Company exceeded all regulatory capital requirements and are considered to be “well capitalized” under regulatory guidelines. See Note 23 of the Notes to Consolidated Financial Statements.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Territorial Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Territorial Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Notes 2 and 7 to the consolidated financial statements, the Company changed its method of accounting for credit losses on loans in 2023 due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses.

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

Allowance for Credit Losses - Loans

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s allowance for credit losses on loans was $5,121,000 at December 31, 2023, including the cumulative-effect adjustment from the adoption of Accounting Standards Update No. 2016-13 on January 1, 2023 of $3,209,000. The allowance for credit losses provides for future credit losses, based on management’s estimate using relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of loans (CECL methodology). The allowance for credit losses includes the selection of a prepayment assumption and a historical period used to determine the loss rate, both of which have a higher degree of management subjectivity. The allowance for the real estate segment comprises approximately 88% of the total allowance for credit losses on loans.

We identified the prepayment assumption and the historical period used in determining the loss rate used in the allowance for credit losses calculation for the real estate segment as a critical audit matter. Auditing management’s judgments regarding the selection of these items involved a high degree of subjectivity due to the nature of audit evidence to address this matter.

The primary procedures we performed to address this critical audit matter included:

●Evaluating the appropriateness of the Company’s selection of the prepayment assumption and the historical period used in determining the loss rate in the CECL methodology for the real estate segment.
●Testing the mathematical accuracy and computation of the allowance for credit losses for the real estate segment by re-performing or independently calculating significant elements of the allowance for reasonableness.

/s/ Moss Adams LLP

Portland, Oregon

March 15, 2024

We have served as the Company’s auditor since 2015.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2023 and 2022

(Dollars in thousands, except share data)

	December 31,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$126,659	$40,553
Investment securities available for sale, at fair value	20,171	20,821
Investment securities held to maturity, at amortized cost (fair value of $568,128 and $591,084 at December 31, 2023 and 2022, respectively)	685,728	717,773
Loans receivable	1,308,552	1,296,796
Allowance for credit/loan losses	(5,121)	(2,032)
Loans receivable, net of allowance for credit/loan losses	1,303,431	1,294,764
Federal Home Loan Bank stock, at cost	12,192	8,197
Federal Reserve Bank stock, at cost	3,180	3,170
Accrued interest receivable	6,105	6,115
Premises and equipment, net	7,185	7,599
Right-of-use asset, net	12,371	14,498
Bank-owned life insurance	48,638	47,783
Income taxes receivable	344	—
Deferred income tax assets, net	2,457	1,643
Prepaid expenses and other assets	8,211	6,676
Total assets	$2,236,672	$2,169,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,636,604	$1,716,152
Advances from the Federal Home Loan Bank	242,000	141,000
Advances from the Federal Reserve Bank	50,000	—
Securities sold under agreements to repurchase	10,000	10,000
Accounts payable and accrued expenses	23,334	24,180
Lease liability	17,297	15,295
Income taxes payable	—	838
Advance payments by borrowers for taxes and insurance	6,351	5,577
Total liabilities	1,985,586	1,913,042

Commitments and contingencies: (Note 22 and 24)

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 8,826,613 and 9,071,076 shares at December 31, 2023 and 2022, respectively	88	91
Additional paid-in capital	48,022	51,825
Unearned ESOP shares	(2,447)	(2,936)
Retained earnings	211,644	215,314
Accumulated other comprehensive loss	(6,221)	(7,744)
Total stockholders’ equity	251,086	256,550
Total liabilities and stockholders’ equity	$2,236,672	$2,169,592

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the years ended December 31, 2023 and 2022
(Dollars in thousands, except per share data)

	2023	2022
Interest income:
Loans	$47,043	$45,318
Investment securities	17,918	16,211
Other investments	4,127	1,173
Total interest income	69,088	62,702

Interest expense:
Deposits	19,484	4,925
Advances from the Federal Home Loan Bank	6,636	2,107
Securities sold under agreements to repurchase	183	183
Advances from the Federal Reserve Bank	154	—
Total interest expense	26,457	7,215

Net interest income	42,631	55,487
Reversal of provision for credit/loan losses	(3)	(576)

Net interest income after reversal of provision for credit/loan losses	42,634	56,063

Noninterest income:
Service and other fees	1,327	1,416
Income on bank-owned life insurance	855	792
Net gain (loss) on sale of loans	10	(3)
Other	279	2,004
Total noninterest income	2,471	4,209

Noninterest expense:
Salaries and employee benefits	20,832	22,259
Occupancy	6,910	6,708
Equipment	5,156	5,006
Federal deposit insurance premiums	982	573
Other general and administrative expenses	4,388	4,252
Total noninterest expense	38,268	38,798

Income before income taxes	6,837	21,474
Income taxes	1,810	5,318
Net income	$5,027	$16,156

Basic earnings per share	$0.58	$1.81
Diluted earnings per share	$0.57	$1.80
Cash dividends declared per common share	$0.74	$1.02
Basic weighted-average shares outstanding	8,636,495	8,865,946
Diluted weighted-average shares outstanding	8,684,092	8,920,714

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
For the years ended December 31, 2023 and 2022

(Dollars in thousands)

	2023	2022
Net income	$5,027	$16,156

Other comprehensive income (loss), net of tax:
Unfunded pension liability	1,280	(222)
Unrealized gain (loss) on securities	243	(1,998)
Total other comprehensive income (loss), net of tax	1,523	(2,220)
Comprehensive income	$6,550	$13,936

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2023 and 2022
(Dollars in thousands, except share data)

						Accumulated
	Common		Additional	Unearned		Other	Total
	Shares	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Shares	Earnings	Loss	Equity
Balances at December 31, 2021	9,324,060	$93	$56,951	$(3,425)	$208,227	$(5,524)	$256,322

Net income	—	—	—	—	16,156	—	16,156
Other comprehensive loss	—	—	—	—	—	(2,220)	(2,220)
Cash dividends declared ($1.02 per share)	—	—	—	—	(9,069)	—	(9,069)
Share-based compensation	19,227	—	480	—	—	—	480
Allocation of 48,933 ESOP shares	—	—	602	489	—	—	1,091
Repurchase of shares of common stock	(272,211)	(2)	(6,208)	—	—	—	(6,210)

Balances at December 31, 2022	9,071,076	$91	$51,825	$(2,936)	$215,314	$(7,744)	$256,550

Net income	—	—	—	—	5,027	—	5,027
Other comprehensive income	—	—	—	—	—	1,523	1,523
Cumulative change in accounting principle (1)	—	—	—	—	(2,319)	—	(2,319)
Cash dividends declared ($.74 per share)	—	—	—	—	(6,378)	—	(6,378)
Share-based compensation	12,729	—	177	—	—	—	177
Allocation of 48,933 ESOP shares	—	—	203	489	—	—	692
Repurchase of shares of common stock	(257,192)	(3)	(4,183)	—	—	—	(4,186)

Balances at December 31, 2023	8,826,613	$88	$48,022	$(2,447)	$211,644	$(6,221)	$251,086

(1)	Represents the impact of the adoption of Accounting Standard Update 2016-13. See Note 7 to the consolidated financial statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2023 and 2022
(Dollars in thousands)

	Year Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net income	$5,027	$16,156
Adjustments to reconcile net income to net cash from operating activities:
Reversal of provision for credit/loan losses	(3)	(576)
Depreciation and amortization	1,093	1,181
Deferred income tax (benefit) expense	(525)	1,090
Accretion of fees, discounts, and premiums, net	(367)	(171)
Amortization of right-of-use asset	2,820	2,946
Origination of loans held for sale	(813)	(5,302)
Proceeds from sales of loans held for sale	823	5,299
(Gain) loss on sale of loans, net	(10)	3
Net loss on disposal of premises and equipment	5	—
Proceeds from bank-owned life insurance	—	(1,138)
ESOP expense	692	1,091
Share-based compensation expense	177	480
Net increase in accrued interest receivable	(34)	(329)
Net increase in bank-owned life insurance	(855)	(792)
Net (increase) decrease in prepaid expenses and other assets	(1,537)	289
Net increase in accounts payable and accrued expenses	863	1,006
Net increase (decrease) in lease liability	1,309	(2,911)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	774	(630)
Net decrease in income taxes payable	(1,182)	(1,026)

Net cash from operating activities	8,257	16,666

Cash flows from investing activities:
Purchases of investment securities held to maturity	(6,693)	(142,336)
Purchases of investment securities available for sale	—	(24,760)
Principal repayments on investment securities held to maturity	38,859	61,009
Principal repayments on investment securities available for sale	1,038	1,279
Principal repayments on loans receivable, net of loan originations	(11,640)	8,739
Purchases of Federal Home Loan Bank stock	(5,887)	(1,304)
Proceeds from redemption of Federal Home Loan Bank stock	1,892	1,280
Purchases of Federal Reserve Bank stock	(11)	(13)
Proceeds from redemption of Federal Reserve Bank stock	1	—
Proceeds from bank-owned life insurance	—	5,569
Purchases of premises and equipment	(685)	(4,715)

Net cash from (used in) investing activities	16,874	(95,252)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2023 and 2022
(Dollars in thousands)

	2023	2022
Cash flows from financing activities:
Net (decrease) increase in deposits	$(79,548)	$34,324
Proceeds from advances from the Federal Home Loan Bank	146,000	22,000
Repayments of advances from the Federal Home Loan Bank	(45,000)	(22,000)
Procceds from advances from the Federal Reserve Bank	90,020	—
Repyaments of advances from the Federal Reserve Bank	(40,020)	—
Repurchases of common stock	(4,065)	(5,973)
Cash dividends paid	(6,412)	(9,071)

Net cash from financing activities	60,975	19,280

Net change in cash and cash equivalents	86,106	(59,306)

Cash and cash equivalents at beginning of the year	40,553	99,859

Cash and cash equivalents at end of the year	$126,659	$40,553

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$25,975	$6,549
Income taxes	3,516	5,254

Supplemental disclosure of noncash investing and financing activities:
Company stock repurchased through stock swap and net settlement transactions	$121	$236
Establishment of right-of-use asset, net of incentives and modifications	693	7,462
Establishment of lease liability, net of modifications	693	7,462

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

(2)Summary of Significant Accounting Policies

(a) Description of Business

Territorial Bancorp Inc. (the Company), through its wholly-owned subsidiary, Territorial Savings Bank (the Bank), provides loan and deposit products and services primarily to individual customers through 28 branches located throughout Hawaii. We deal primarily in residential mortgage loans in the State of Hawaii. The Company’s earnings depend primarily on its net interest income, which is the difference between the interest income earned on interest-earning assets (loans receivable and investments) and the interest expense incurred on interest-bearing liabilities (deposit liabilities and borrowings). Deposits traditionally have been the principal source of the Bank’s funds for use in lending, meeting liquidity requirements, and making investments. The Company also derives funds from receipt of interest and principal repayments on outstanding loans receivable and investments, borrowings from the Federal Home Loan Bank (FHLB), Federal Reserve Bank (FRB), securities sold under agreements to repurchase, and proceeds from issuance of common stock.

(b) Principles of Consolidation

The Consolidated Financial Statements include the accounts and results of operations of Territorial Bancorp Inc. and Territorial Savings Bank and its wholly-owned subsidiary. Significant intercompany balances and transactions have been eliminated in consolidation.

(c) Cash and Cash Equivalents

Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, federal funds sold, and short-term, highly liquid investments with original maturities of three months or less.

(d) Investment Securities

The Company classifies and accounts for its investment securities as follows: (1) held-to-maturity debt securities in which the Company has the positive intent and ability to hold to maturity are reported at amortized cost; (2) trading securities that are purchased for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in current earnings; and (3) available-for-sale securities not classified as either held-to-maturity or trading securities are reported at fair value, with unrealized gains and losses excluded from current earnings and reported as a separate component of equity. At December 31, 2023 and 2022, the Company had $20.2 million and $20.8 million, respectively, of securities classified as available-for-sale and the remaining securites were classified as held-to-maturity.

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

(e) Loans Receivable

This policy applies to all loan classes. Loans receivable are stated at the principal amount outstanding, less the allowance for credit losses, loan origination fees and costs, and commitment fees. Interest on loans receivable is accrued as earned. The Company has a policy of placing loans on a nonaccrual basis when 90 days or more contractually delinquent or when, in the opinion of management, collection of all or part of the principal balance appears doubtful. For nonaccrual loans, the Company records payments received as a reduction in principal. The Company, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, if the loan is considered to be collateral dependent, based on the fair value of the collateral less estimated costs to sell. Impairment losses are written off against the allowance for loan losses. For nonaccrual impaired loans, the Company records payments received as a reduction in principal. A nonaccrual loan may be restored to an accrual basis when principal and interest payments are current and full payment of principal and interest is expected.

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

(i) Allowance for Credit Losses (ACL) on Loans and Securities

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

Our loan portfolio is segmented into three pools for estimating our allowance for credit losses on loans: real estate, commercial, and consumer loans. They were established upon the adoption of ASU 2016-13. Only three pools are used to segment our loan portfolio because loans within the pools share similar risk characteristics and were originated using similar underwriting standards. Loans that do not share similar risk characteristics would be evaluated on an individual basis and excluded from the collective evaluation. Historically, we have disclosed information about our loans and allowance based on class of financing receivable. The portfolio segments align with the class of financing receivables as follows:

●	Real estate: One- to four-family residential, multi-family residential, and commercial mortgage
●	Commercial: Commercial loans other than mortgage loans
●	Consumer: Home equity loans, loans on deposit accounts, and all other consumer loans

Collateral dependent loans are not considered to share the same risk characteristics with the three pools discussed above. A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For loans which are considered to be collateral dependent, the Company has elected to estimate the expected credit loss based on the fair value of the collateral less selling costs. If the fair value of the collateral less selling costs is less than the loan’s amortized cost basis, the Company records a partial charge-off to reduce the loan’s amortized cost basis for the difference between the collateral fair value less selling costs and the amortized cost basis.

The ACL on loans and accrued interest is calculated on a loan by loan basis. If the loan’s amortized cost basis is less than the total present value of cash flows calculated using a discounted cash flow approach, the ACL is equal to the amortized cost basis minus the total present value of cash flows on the loan discounted by the loan’s effective interest rate. The expected cash flows include estimates of loan charge-offs, recoveries, and prepayments. Economic variables which have a strong correlation with our historical loan charge-offs, recoveries, and prepayments are utilized in forecasting loan charge-offs, recoveries, and prepayments during the one year reasonable and supportable forecast period. After the reasonable and supportable forecast period, the historical reversion rate is used to calculate loan charge-offs, recoveries, and prepayments for the remaining expected life of the loan. The reversion rate is based on historical averages and applied on a straight-line basis. Qualitative adjustments may be made to account for current conditions and forward looking events not captured in the quantitative calculation. The forecast and reversion rate utilize historical behavior during select periods of time. Our Real Estate and Consumer loan pools utilize a vintage approach where historical losses, recoveries, and prepayment experience is determined using loans that have originated in the same period. Our Commercial loans utilize a reporting period approach where historical losses, recoveries, and prepayment experience is considered during a selected historical period of time. Off-balance sheet forecasts utilize a reporting period approach.

Loans receivable are stated at amortized cost which includes the principal amount outstanding, less the allowance for credit/loan losses, deferred loan origination fees and costs, commitment fees, and cumulative net charge-offs. Interest income on loans receivable is accrued as earned. Accrued interest receivable on loans was $4.6 million as of December 31, 2023, and is included in accrued interest receivable on the Consolidated Balance Sheet.

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

The Company’s off-balance sheet credit exposures are comprised of unfunded portions of existing loans, such as lines of credit and construction loans, and commitments to originate loans that are not conditionally cancellable by the Company.  Under the CECL accounting standard, expected credit losses on these amounts are calculated using a forecasted estimate of the likelihood that funding of the unfunded amount/commitment will occur and the historical reversion rate.  Changes to the reserve for off-balance sheet credit exposures are recorded through increases or decreases to the provision for credit losses on the Consolidated Statements of Income.  There were no reserves for off-balance sheet credit exposures at December 31, 2023.  Prior to the adoption of the CECL accounting standard, the Company had a reserve for off-balance sheet credit exposures of $49,000 at December 31, 2022.

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

Available for sale (AFS) investment securities in an unrealized loss position are evaluated for impairment. The Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the investment securities amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the investment security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income. The Company has not recorded an ACL related to our AFS investment securities.

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

As of December 31, 2023 and 2022, the Company had not recognized a liability for income tax uncertainties in the accompanying Consolidated Balance Sheets because management concluded that the Company does not have material uncertain tax positions.

The Company recognizes interest and penalties related to tax liabilities in other interest expense and other general and administrative expenses, respectively, in the Consolidated Statements of Income.

Tax years 2020 and after currently remain subject to examination by the Internal Revenue Service and by the Department of Taxation of the State of Hawaii.

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

(o) Share-Based Compensation

The Company grants share-based compensation awards, including restricted stock and restricted stock units, which are either performance-based or time-based. The fair value of the restricted stock and restricted stock unit awards were based on the closing price of the Company’s stock on the date of grant. The cost of these awards are amortized in the Consolidated Statements of Income on a straight-line basis over the vesting period. The amount of performance-based restricted stock units that vest on a performance condition is remeasured quarterly based on how the Company’s return on average equity compares to the SNL Bank Index. The number of performance-based restricted stock units that are expected to vest based on the Company’s return on average equity is determined quarterly and the amortization of these stock awards is adjusted for any changes in the restricted stock units that are expected to vest. The fair value of performance-based restricted stock units that are based on how the Company’s total stock return compares to the SNL Bank Index was measured using a Monte-Carlo valuation. The number of performance-based restricted stock units that are based on the Company’s total stock return is amortized over the vesting period and is not adjusted for performance.

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

(s) Common Stock Repurchase Program

The Company adopted common stock repurchase programs in which shares repurchased reduce the amount of shares issued and outstanding. The repurchased shares may be reissued in connection with share-based compensation plans and for general corporate purposes. During 2023 and 2022, the Company repurchased 250,882 and 262,621 shares of common stock, respectively, at an average cost of $16.05 and $22.75 per share, respectively, as part of the repurchase programs authorized by the Board of Directors.

(t) Bank-Owned Life Insurance

The Company’s investment in bank-owned life insurance is based on cash surrender value. The Company invests in bank-owned life insurance to provide a funding source for benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Federal regulations generally limit the investment in bank-owned life insurance to 25% of the Bank’s Tier 1 capital plus the allowance for loan losses. At December 31, 2023, this limit was $61.0 million and the Company had invested $48.6 million in bank-owned life insurance at that date.

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

(v) Use of Estimates

The preparation of the Consolidated Financial Statements requires management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amount of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the allowance for credit losses; valuation of certain investment securities; valuation allowances for deferred income tax assets; and assets and obligations related to employee benefit plans. Accordingly, actual results could differ from those estimates.

(w) Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU changed the threshold for recognizing losses from a “probable” to an “expected” model. The new model is referred to as the current expected credit loss model and applies to loans, leases, held-to-maturity investments, loan commitments, and financial guarantees. The standard requires the measurement of all expected credit losses for financial assets as of the reporting date (including historical experience, current conditions, and reasonable and supportable forecasts) and enhanced disclosures that will help financial statement users understand the estimates and judgments used in estimating credit losses and evaluating the credit quality of an organization’s portfolio. The amendment was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued an update that delayed the effective date of the amendment for smaller reporting companies, as defined by the Securities and Exchange Commission, to fiscal years beginning after December 15, 2022. The Company is a smaller reporting company. The Company adopted the standard on January 1, 2023, and applied the standard’s provisions as a cumulative-effect adjustment to retained earnings as of January 1, 2023. Upon adoption of the standard, the Company recorded a $3.2 million increase to the reserve for credit losses, which included a decrease of $49,000 in the reserves for off-balance sheet credit exposures.  This resulted in a $2.3 million after-tax decrease to retained earnings as of January 1, 2023.  The tax effect resulted in an increase in deferred tax assets.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU is intended to clarify or improve disclosure and presentation requirements of a variety of topics. Many of the amendment will allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements and align the requirements in the FASB accounting standard codification with the SEC’s regulations. The Company is currently evaluating the effects that ASU 2023-06 will have on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU is intended to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis to enable investors to develop more decision-useful financial analyses. This ASU will be effective for fiscal years beginning after December 31, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the effects that ASU 2023-09 will have on its consolidated financial statements.

(3)Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	December 31,
(Dollars in thousands)	2023	2022
Cash and due from banks	$10,471	$9,722
Interest-earning deposits in other banks	116,188	30,831
Cash and cash equivalents	$126,659	$40,553

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank of San Francisco.

(4)Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	ACL
December 31, 2023:
Available-for-sale:
Mortgage-backed securities issued by U.S. government-sponsored enterprises	$22,563	$—	$(2,392)	$20,171	$—
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	685,728	68	(117,668)	568,128	—

Total	$708,291	$68	$(120,060)	$588,299	$—

December 31, 2022:
Available-for-sale:
Mortgage-backed securities issued by U.S. government-sponsored enterprises	$23,544	$—	$(2,723)	$20,821
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	717,773	62	(126,751)	591,084

Total	$741,317	$62	$(129,474)	$611,905

The amortized cost and estimated fair value of investment securities by maturity date at December 31, 2023 are shown below. Incorporated in the maturity schedule are mortgage-backed securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Available-for-sale:
Due after 10 years	$22,563	$20,171
Total	$22,563	$20,171

Held-to-maturity:
Due within 5 years	$14	$14
Due after 5 years through 10 years	7	6
Due after 10 years	685,707	568,108
Total	$685,728	$568,128

The Company did not sell any held-to-maturity or available-for-sale securities during 2023 and 2022.

Investment securities with amortized cost of $555.8 million and $272.8 million at December 31, 2023 and 2022, respectively, were pledged to secure deposits made by state and local governments, securities sold under agreements to repurchase, transaction clearing accounts, and Federal Reserve Bank borrowings. Included in these amounts were $74.0 million and $5.4 million pledged to the Federal Reserve Bank’s discount window at December 31, 2023 and 2022, respectively, and $202.1 million pledged to the Federal Reserve Bank’s Term Funding Program at December 31, 2023.

Provided below is a summary of investment securities which were in an unrealized loss position at December 31, 2023 and 2022. The Company does not intend to sell securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
December 31, 2023:
Available-for-sale:
Mortgage-backed securities issued by U.S. government-sponsored enterprises	$—	$—	$20,171	$(2,392)	4	$20,171	$(2,392)
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	10,326	(107)	554,514	(117,561)	152	564,840	(117,668)

Total	$10,326	$(107)	$574,685	$(119,953)	156	$585,011	$(120,060)

December 31, 2022:
Available-for-sale:	—	—	—	—	—	—	—
Mortgage-backed securities issued by U.S. government sponsored enterprises	$20,821	$(2,723)	$—	$—	4	$20,821	$(2,723)
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	210,128	(22,209)	377,418	(104,542)	148	587,546	(126,751)

Total	$230,949	$(24,932)	$377,418	$(104,542)	152	$608,367	$(129,474)

Mortgage-Backed Securities. The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates subsequent to purchase. All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell these investments until maturity, and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, no allowance for credit losses was recorded for these securities as of December 31, 2023. Prior to the adoption of ASU 2016-13, the company did not consider any of its investments to be other-than-temporarily impaired as of December 31, 2022.

(5)Federal Home Loan Bank Stock

The Bank, as a member of the FHLB system, is required to obtain and hold shares of capital stock in the FHLB. At December 31, 2023 and 2022, the Bank met such requirement. At December 31, 2023 and 2022, the Bank owned $12.2 million and $8.2 million, respectively, of capital stock of the FHLB Des Moines.

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

(6)Federal Reserve Bank Stock

The Bank, as a member of the Federal Reserve System, is required to hold shares of capital stock of the FRB of San Francisco equal to 6% of capital and surplus of the Bank. At December 31, 2023 and 2022 the Bank met

such requirement. At December 31, 2023 and 2022, the Bank owned $3.2 million of capital stock of the FRB of San Francisco.

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

(7)Loans Receivable and Allowance for Credit Losses

The components of loans receivable, net of allowance for credit losses (ACL) under ASC 326 as of December 31, 2023 and net of allowance for loan losses under ASC 310 as of December 31, 2022 are as follows:

	December 31,
(Dollars in thousands)	2023	2022
Real estate loans:
First mortgages:
One- to four-family residential	$1,277,544	$1,253,558
Multi-family residential	5,855	6,448
Construction, commercial, and other	11,631	23,903
Home equity loans and lines of credit	7,058	6,426
Total real estate loans	1,302,088	1,290,335
Other loans:
Loans on deposit accounts	196	216
Consumer and other loans	8,257	8,381
Total other loans	8,453	8,597

Total loans	1,310,541	1,298,932

Net unearned fees and discounts	(1,989)	(2,136)
Total loans, net of unearned fees and discounts	1,308,552	1,296,796

Allowance for credit/loan losses	(5,121)	(2,032)
Loans receivable, net of allowance for credit/loan losses	$1,303,431	$1,294,764

The table below presents the activity in the allowance for credit/loan losses by portfolio segment:

		Construction,	Home
		Commercial,	Equity
		and Other	Loans and
	Residential	Mortgage	Lines of	Consumer
(Dollars in thousands)	Mortgage	Loans	Credit	and Other	Unallocated	Totals
Year ended December 31, 2023:
Balance, beginning of year	$1,263	$434	$1	$75	$259	$2,032
Adoption of ASU No. 2016-13	3,393	71	(1)	5	(259)	3,209
(Reversal of provision) provision for credit losses	(110)	9	—	98	—	(3)
	4,546	514	—	178	—	5,238
Charge-offs	(75)	—	—	(82)	—	(157)
Recoveries	31	—	—	9	—	40
Net charge-offs	(44)	—	—	(73)	—	(117)
Balance, end of year	$4,502	$514	$—	$105	$—	$5,121

Year ended December 31, 2022:
Balance, beginning of year	$1,814	$435	$1	$89	$330	$2,669
(Reversal of provision) provision for loan losses	(551)	(1)	—	47	(71)	(576)
	1,263	434	1	136	259	2,093
Charge-offs	—	—	—	(62)	—	(62)
Recoveries	—	—	—	1	—	1
Net charge-offs	—	—	—	(61)	—	(61)
Balance, end of year	$1,263	$434	$1	$75	$259	$2,032

We recorded a reversal of credit loss provision of $3,000 under ASC 326 for the year ended December 31, 2023 that was primarily due to a decrease in provisions for the mortgage loan portfolio, which was partially offset by an increase in provisions for the consumer loan portfolio.  The decrease in provisions in the mortgage loan portfolio was primarily due to a decrease in forecasted charge-offs, which was partially offset by an increase in the loan portfolio and a decrease in forecasted prepayments. The increase in provisions for the consumer loan portfolio was primarily due to an increase in the consumer loan portfolio and forecasted charge-offs and a decrease in forecasted prepayments. There were no reserves for off-balance sheet credit exposures at December 31, 2023.  Prior to the adoption of the CECL accounting standard, the Company had a reserve for off-balance sheet credit exposures of $49,000 at December 31, 2022.

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

The table below presents the average recorded investment and interest income recognized on impaired loans by class of loans as of December 31, 2022, in accordance with ASC 310 prior to the adoption of ASU 2016-13:

	Average
	Recorded	Interest Income
(Dollars in thousands)	Investment	Recognized
2022:
With no related allowance recorded:
One- to four-family residential mortgages	$2,776	$24
Home equity loans and lines of credit	17	—
Consumer loans	6	—
Total	$2,799	$24

There were no loans individually evaluated for impairment with a related allowance for loan loss as of December 31, 2022. At December 31, 2022, loans individually evaluated for impairment did not have an allocated allowance for loan loss because they were written down to fair value at the time of impairment. At December 31, 2022, an impaired loan would also not have an allocated allowance if the value of the property securing the loan, less the cost to sell the property, was greater than the loan balance.

The Company primarily uses the aging of loans to monitor the credit quality of its loan portfolio. The table below presents by credit quality indicator, loan class and year of origination, the amortized cost basis of the Company’s loans as of December 31, 2023:

							Revolving Loans
	Amortized Cost of Term Loans by Origination Year						Amortized
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
December 31, 2023:
Commercial
30 - 59 days past due	$—	$—	$—	$—	$—	$—	$—	$—
60 - 89 days past due	—	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—	—
Loans not past due	387	353	4,836	—	203	856	1,230	7,865
Total Commercial	387	353	4,836	—	203	856	1,230	7,865

Consumer
30 - 59 days past due	4	—	—	—	—	—	—	4
60 - 89 days past due	—	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—	—
Loans not past due	271	80	20	4	14	42	6,137	6,568
Total Consumer	275	80	20	4	14	42	6,137	6,572

Real Estate
30 - 59 days past due	—	—	—	—	—	428	—	428
60 - 89 days past due	—	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	140	87	—	227
Loans not past due	91,195	129,148	283,571	183,887	91,113	514,546	—	1,293,460
Total Real Estate	91,195	129,148	283,571	183,887	91,253	515,061	—	1,294,115

Total	$91,857	$129,581	$288,427	$183,891	$91,470	$515,959	$7,367	$1,308,552

The Company did not have any revolving loans that converted to term loans during the year ended December 31, 2023.

The following table presents by loan class and year of origination, the gross charge-offs recorded during the year ended December 31, 2023.

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Year ended December 31, 2023:
One- to four-family residential mortgages	$—	$—	$—	$—	$13	$62	$75
Loans on deposit accounts	78	—	—	—	—	—	78
Consumer and other	1	—	—	—	3	—	4
Total	$79	$—	$—	$—	$16	$62	$157

The table below presents the aging of loans and accrual status by class of loans, net of unearned fees and discounts. Loans with a formal loan payment deferral plan in place are not considered contractually past due or delinquent if the borrower is in compliance with the loan payment deferral plan.

								Loans
								90 Days
								or More
	30 - 59	60 - 89	90 Days or					Past Due
	Days Past	Days Past	More	Total Past	Loans Not	Total	Nonaccrual	and Still
(Dollars in thousands)	Due	Due	Past Due	Due	Past Due	Loans	Loans	Accruing
December 31, 2023:
One- to four-family residential mortgages	$428	$—	$227	$655	$1,274,960	$1,275,615	$2,079	$—
Multi-family residential mortgages	—	—	—	—	5,848	5,848	—	—
Construction, commercial, and other mortgages	—	—	—	—	11,570	11,570	—	—
Home equity loans and lines of credit	—	—	—	—	7,060	7,060	11	—
Loans on deposit accounts	—	—	—	—	196	196	—	—
Consumer and other	4	—	—	4	8,259	8,263	170	—

Total	$432	$—	$227	$659	$1,307,893	$1,308,552	$2,260	$—

December 31, 2022:
One- to four-family residential mortgages	$—	$409	$559	$968	$1,250,586	$1,251,554	$2,279	$—
Multi-family residential mortgages	—	—	—	—	6,439	6,439	—	—
Construction, commercial, and other mortgages	—	—	—	—	23,775	23,775	—	—
Home equity loans and lines of credit	—	—	—	—	6,427	6,427	16	—
Loans on deposit accounts	—	—	—	—	217	217	—	—
Consumer and other	6	—	6	12	8,372	8,384	6	—

Total	$6	$409	$565	$980	$1,295,816	$1,296,796	$2,301	$—

The table below presents the amortized cost basis of loans on nonaccrual status as of December 31, 2023 and 2022.

	December 31, 2023			December 31, 2022
(Dollars in thousands)	Nonaccrual Loans With a Related ACL	Nonaccrual Loans Without a Related ACL	Total Nonaccrual Loans	Total Nonaccrual Loans

One- to four-family residential mortgages	$1,030	$1,049	$2,079	$2,279
Home equity loans and lines of credit	11	—	11	16
Consumer and other	170	—	170	6
Total Nonaccrual Loans and Leases	$1,211	$1,049	$2,260	$2,301

All payment received while on nonaccrual status are applied against the principal balance of the loan.

When a mortgage loan becomes seriously delinquent (90 days or more contractually past due), it displays weaknesses that may result in a loss. As a loan becomes more delinquent, the likelihood of the borrower repaying the loan decreases and the loan becomes more collateral-dependent. A mortgage loan becomes collateral-dependent when the proceeds for repayment can be expected to come only from the sale or operation of the collateral and not from borrower repayments. Generally, appraisals are obtained after a loan becomes collateral-dependent or is four months delinquent. The carrying value of collateral-dependent loans is adjusted to the fair value of the collateral less selling costs. Any commercial real estate, commercial, construction or equity loan that has a loan balance in excess of a specified amount is also periodically reviewed to determine whether the loan exhibits any weaknesses and is performing in accordance with its contractual terms. The amortized cost basis of collateral-dependent loans, excluding accrued interest receivable, was $227,000 and $559,000 at December 31, 2023 and 2022, respectively. These loans were collateralized by residential real estate in Hawaii. As of December 31, 2023 and 2022, the fair value of the collateral less selling costs of these collateral-dependent loans exceeded the amortized cost basis. There was no ACL on collateral-dependent loans.

In August 2023, wildfires on Maui partially or completely destroyed 12 homes which were collateral for $3.2 million of mortage loans held by the Company. Since the wildfire occurred, $300,000 of these loans have been paid off using insurance proceeds. At December 31, 2023, the Company had $2.8 million of mortgage loans which were collateralized by homes partially or completely destroyed in the Maui wildfires and all of these loans were current. A $61,000 mortgage loan, which was collateralized by a home destroyed in the Maui wildfire, is in the Bank’s forbearance program which was designed to assit borrowers experiencing financial dificulties. The forbearance program allows the borrower to defer his interest payments for six months. All of the homes which were destroyed are insured and the Company does not expect to incur a loss on these loans. The Company also has $18.7 million of mortgage loans on Maui at December 31, 2023 which were not affected by the wildfires. As of December 31, 2023, all of these loans were current. The $61,000 loan in the forbearance program was the only loan modifed in the year ended December 31, 2023. There were no loans modified during the year ended December 31, 2022.

The Company had no real estate owned as of December 31, 2023 or 2022. There were two one- to four-family residential mortgage loans totaling $227,000 in the process of foreclosure at December 31, 2023 and 2022.

Nearly all the Company’s real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the years ended December 31, 2023 and 2022, the Company sold mortgage loans held for sale with principal balances of $827,000 and $5.4 million, respectively, and recognized a gain of $10,000 and a loss of $3,000, respectively. The Company had no loans held for sale at December 31, 2023 or 2022.

The Company serviced loans for others with principal balances of $33.2 million and $36.0 million at December 31, 2023 and 2022, respectively. Of these amounts, $19.3 million and $20.7 million of loan balances relate to securitizations for which the Company continues to hold the related mortgage-backed securities at December 31, 2023 and 2022, respectively. The amount of contractually specified servicing fees earned was $91,000 and $101,000 for 2023 and 2022, respectively. The fees are reported in service and other fees in the Consolidated Statements of Income.

In the normal course of business, the Company has made loans to certain directors and executive officers under terms which management believes are consistent with the Company’s general lending policies. Loans to directors and executive officers amounted to $392,000 and $414,000 at December 31, 2023 and 2022, respectively.

(8)Accrued Interest Receivable

The components of accrued interest receivable are as follows:

	December 31,
(Dollars in thousands)	2023	2022
Loans receivable	$4,585	$4,595
Investment securities	1,441	1,497
Interest-bearing deposits	79	23
Total	$6,105	$6,115

(9)Interest Rate Lock and Forward Loan Sale Commitments

The Company may enter into interest rate lock commitments with borrowers on loans intended to be sold. To manage interest rate risk on the lock commitments, the Company may also enter into forward loan sale commitments. The interest rate lock commitments and forward loan sale commitments are treated as derivatives and are recorded at their fair values in prepaid expenses and other assets or in accounts payable and accrued expenses. Changes in fair value are recorded in current earnings. The Company did not have any loans available for sale at December 31, 2023 or 2022.

There were no interest rate contracts at December 31, 2023 or 2022. There were no gains and losses on derivatives for the year ended December 31, 2023. Gains and losses on derivatives net to zero for the year ended December 31, 2022.

(10)Premises and Equipment

Premises and equipment are as follows:

	December 31,
(Dollars in thousands)	2023	2022
Land	$585	$585
Buildings and improvements	1,400	1,400
Leasehold improvements	18,053	17,949
Furniture, fixtures and equipment	6,613	6,766
Automobiles	96	130
	26,747	26,830
Less accumulated depreciation and amortization	(19,783)	(19,494)
	6,964	7,336
Construction in progress	221	263
Total	$7,185	$7,599

Depreciation expense was $1.1 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively.

(11) Deposits

Deposit accounts by type are summarized with their respective weighted-average interest rates as follows:

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$66,757	—%	$68,095	—%
Savings accounts	739,036	0.59	910,652	0.13
Certificates of deposit	532,433	4.11	429,687	2.67
Money market	3,595	0.10	5,372	0.10
Checking and Super NOW	294,783	0.02	302,346	0.02
Total	$1,636,604	1.61%	$1,716,152	0.74%

The maturity of certificate of deposit accounts at December 31, 2023 is as follows (dollars in thousands):

Maturing in:
Due within 1 year	$498,140
Due after 1year through 2 years	20,142
Due after 2 years through 3 years	5,746
Due after 3 years through 4 years	3,743
Due after 4 years through 5 years	4,662
Total	$532,433

Certificates of deposit with balances greater than or equal to $250,000 totaled $280.1 million and $257.9 million at December 31, 2023 and 2022, respectively. Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per account owner.

Interest expense by type of deposit is as follows:

	Year ended December 31,
(Dollars in thousands)	2023	2022
Savings	$2,469	$949
Certificates of deposit and money market	16,956	3,914
Checking and Super NOW	59	62
Total	$19,484	$4,925

At December 31, 2023 and 2022, overdrawn deposit accounts totaled $169,000 and $35,000, respectively, and have been reclassified as loans in the Consolidated Balance Sheets.

In the normal course of business, certain directors and executive officers (and their associated and affiliated parties) maintain deposit accounts with the Company totaling $4.5 million and $3.9 million at December 31, 2023 and 2022, respectively.

(12)Advances from the Federal Home Loan Bank

Federal Home Loan Bank advances are secured by a blanket pledge on the Bank’s assets not otherwise pledged. At December 31, 2023 and 2022, our credit line with the FHLB Des Moines was equal to 45% of the Bank’s total assets and we had the capacity to borrow an additional $612.6 million and $769.1 million, respectively.

Advances outstanding consisted of the following:

	December 31,
	2023		2022
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Due within one year	$82,000	1.40%	$24,000	1.27%
Due over 1 year to 2 years	45,000	2.87	82,000	1.40
Due over 2 years to 3 years	20,000	3.20	25,000	1.58
Due over 3 years to 4 years	30,000	4.24	10,000	1.97
Due over 4 years to 5 years	60,000	4.32	—	—
Due over 5 years to 6 years	5,000	4.38	—	—
Total	$242,000	2.96%	$141,000	1.45%

(13) Advances from the Federal Reserve Bank

In March 2023, the FRB created a new Bank Term Funding Program (BTFP) to make additional funding available to eligible depository institutions. This program offers loans up to one year term that can be prepaid without penalty.

The amount that can be borrowed is based upon the par value of the securities pledged as collateral to the FRB.

Advances can be requested under the BTFP until at least March 11, 2024.

Advances outstanding consisted of the following:

	December 31, 2023
		Weighted
		Average
(Dollars in thousands)	Amount	Rate
Due within one year	$50,000	4.89%
Total	$50,000	4.89%

(14) Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset. Securities sold under agreements to repurchase are summarized as follows:

	December 31, 2023		December 31, 2022
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
1 year or less	$5,000	1.88%	$—	—%
Over 1 year to 2 years	5,000	1.73	5,000	1.81
Over 2 years to 3 years	—	—	5,000	1.73
Total	$10,000	1.81%	$10,000	1.81%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at December 31, 2023. The amount at risk is the greater of the carrying value or fair value over the repurchase liability and refers to the potential loss to the Company if the secured lender fails to return the security at the maturity date of the agreement. All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government agencies or U.S. government-sponsored enterprises. The fair value of the securities pledged must exceed the repurchase liability by 5.00%. In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$14,230	$12,239	$10,000	$4,230	12

(15)Offsetting of Financial Liabilities

Securities sold under agreements to repurchase are subject to a right of offset in the event of default. See Note 14, Securities Sold Under Agreements to Repurchase, for additional information.

			Net Amount of	Gross Amount Not Offset in the
	Gross Amount	Gross Amount	Liabilities	Balance Sheet
	of Recognized	Offset in the	Presented in the	Financial	Cash Collateral
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
December 31, 2023:
Securities sold under agreements to repurchase	$10,000	$—	$10,000	$10,000	$—	$—

December 31, 2022:
Securities sold under agreements to repurchase	$10,000	$—	$10,000	$10,000	$—	$—

(16)Income Taxes

Allocation of federal and state income taxes between current and deferred provisions is as follows:

(Dollars in thousands)	2023	2022
Current
Federal	$1,767	$2,911
State	568	1,317
	2,335	4,228
Deferred
Federal	(396)	990
State	(129)	100
	(525)	1,090
Total	$1,810	$5,318

The federal statutory corporate tax rate for the years ended December 31, 2023 and 2022 was 21%. A reconciliation of the tax provision based on the statutory corporate rate on pretax income and the provision for taxes as shown in the accompanying Consolidated Statements of Income is as follows:

(Dollars in thousands)	2023	2022
Income tax expense at statutory rate	$1,436	$4,510
Income tax effect of:
State income taxes, net of federal income tax benefits	628	1,079
Other tax-exempt income	(179)	(166)
Share-based compensation	12	9
Meal and entertainment expenses	53	49
Non-deductible executive compensation	70	119
Recovery on bank-owned life insurance	—	(216)
Other	(210)	(66)
Total income tax expense	$1,810	$5,318
Effective income tax rate	26.47%	24.76%

The components of income taxes payable (receivable) are as follows:

	December 31,
(Dollars in thousands)	2023	2022
Current taxes (receivable) payable:
Federal	$(932)	$(519)
State	588	1,357
	$(344)	$838
Deferred taxes receivable:
Federal	$(1,313)	$(707)
State	(1,144)	(936)
	$(2,457)	$(1,643)

The current tax receivable at December 31, 2023, is primarily due to an overpayment of federal estimated taxes.  The estimated tax payment for the fourth quarter of 2023 was calculated by annualizing the year-to-date federal tax liability through September 30, 2023.  The actual federal tax liability through December 31, 2023, was lower than the projections made through September 30, 2023.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(Dollars in thousands)	2023	2022
Deferred tax assets:
Hawaii franchise tax	$117	$377
Allowance for credit/loan losses	1,364	541
Employee benefit plans	2,672	2,714
Equity incentive plan	107	141
Deferred compensation	22	199
Net lease liability	1,312	212
Unrealized loss on securities available for sale	637	725
Other	11	16
	6,242	4,925
Deferred tax liabilities:
Deferred loan costs	2,665	2,601
Premises and equipment	273	254
FHLB stock dividends	126	125
Prepaid expense	653	226
Premiums on loans sold	68	76
	3,785	3,282
Net deferred tax assets	$2,457	$1,643

Deferred tax assets and liabilities at December 31, 2023 and 2022 were calculated using federal corporate tax rates of 21%.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. There was no valuation allowance for deferred tax assets as of December 31, 2023 and 2022.

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

The following table sets forth the status of the Pension Plan and SERP at the dates indicated:

	Pension Plan		SERP

	December 31,
(Dollars in thousands)	2023	2022	2023	2022
Accumulated benefit obligation at end of year	$15,953	$15,865	$9,927	$9,947
Change in projected benefit obligation:
Benefit obligation at beginning of year	$15,866	$20,943	$9,948	$9,915
Service cost (income)	191	118	(200)	(135)
Interest cost	822	597	179	179
Actuarial loss (gain)	94	(4,802)	—	—
Benefits paid	(1,020)	(990)	—	(11)
Benefit obligation at end of year	15,953	15,866	9,927	9,948
Change in plan assets:
Fair value of plan assets at beginning of year	18,336	23,125	—	—
Actual return on plan assets	2,789	(3,799)	—	—
Employer contributions	—	—	—	11
Benefits paid	(1,020)	(990)	—	(11)
Fair value of plan assets at end of year	20,105	18,336	—	—
Funded status at end of year	$4,152	$2,470	$(9,927)	$(9,948)
Amounts recognized in the Consolidated Balance Sheets:
Prepaid expenses and other assets (Accounts payable and accrued expenses)	$4,152	$2,470	$(9,927)	$(9,948)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$5,968	$7,708	$—	$—
Prior service cost	119	124	—	—
Accumulated other comprehensive loss, before tax	$6,087	$7,832	$—	$—

The accumulated benefit obligation experienced an actuarial loss of $95,000 in 2023 and an actuarial gain of $4.8 million in 2022. The actuarial loss in 2023 was attributed to a decline in the discount rate used to calculate the benefit obligation. The actuarial gain in 2022 was attributed to an increase in the discount rate used to calculate the benefit obligation.

The following table sets forth the changes recognized in accumulated other comprehensive loss for the years indicated:

	Pension Plan
	Year Ended December 31,
(Dollars in thousands)	2023	2022
Accumulated other comprehensive loss at beginning of year, before tax	$7,832	$7,530
Actuarial net (gain) loss arising during the period	(1,503)	517
Amortizations (recognized in net periodic benefit cost):
Actuarial loss	(237)	(210)
Prior service cost	(5)	(5)
Total recognized in other comprehensive loss	(1,745)	302
Accumulated other comprehensive loss at end of year, before tax	$6,087	$7,832

For the years ended December 31, 2023 and 2022, the following weighted average assumptions were used to determine benefit obligations at the end of the year:

	Pension Plan		SERP

	Year Ended December 31,
	2023	2022	2023	2022
Assumptions used to determine the year-end benefit obligations:
Discount rate	5.10%	5.40%	5.00%	5.00%
Rate of compensation increase	N/A	N/A	5.00%	5.00%

The dates used to determine retirement measurements for the Pension Plan were December 31, 2023 and 2022.

The Company’s investment strategy for the Pension Plan is to maintain a consistent rate of return with primary emphasis on capital appreciation and secondary emphasis on income to enhance the purchasing power of the plan’s assets over the long-term and to preserve capital. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate. Normal target allocations at December 31, 2023 were 55% domestic equity securities, 10% international equity securities and 35% bonds. Equity securities primarily include stocks, investment in exchange traded funds and large-cap, mid-cap and small-cap mutual funds. Bonds include U.S. Treasuries, mortgage-backed securities and corporate bonds of companies in diversified industries. Other types of investments include money market funds and savings accounts opened with the Company.

As of December 31, 2023 and 2022, the Pension Plan’s assets measured at fair value were classified as follows:

		Fair Value of Measurements at Report Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2023:
Cash	$622	$622	$—	$—
Equities	13,742	13,742	—	—
Mutual funds (1)	5,741	5,741	—	—
Total	$20,105	$20,105	$—	$—

December 31, 2022:
Cash	$1,452	$1,452	$—	$—
Equities	11,659	11,659	—	—
Mutual funds (1)	5,225	5,225	—	—
Total	$18,336	$18,336	$—	$—
(1)	This category includes mutual funds that invest in equities and bonds. The mutual fund managers have the ability to change the amounts invested in equities and bonds depending on their investment outlook.

Estimated future benefit payments reflecting expected future service at December 31, 2023 are as follows:

	Pension
(Dollars in thousands)	Plan	SERP
2024	$1,001	$319
2025	1,122	8,696
2026	1,195	95
2027	1,216	95
2028	1,224	95
2029 - 2033	6,017	473
Total	$11,775	$9,773

For the years ended December 31, 2023 and 2022, the following weighted average assumptions were used to determine net periodic benefit cost for the fiscal years shown:

	Pension Plan		SERP

	Year Ended December 31,
	2023	2022	2023	2022
Assumptions used to determine the net periodic benefit cost:
Discount rate	5.40%	2.90%	5.00%	5.00%
Expected return on plan assets	6.75	6.75	—	—
Rate of compensation increase	N/A	N/A	5.00	5.00

The components of net periodic benefit cost were as follows:

	Pension Plan		SERP

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2023	2022
Net periodic benefit (income) cost for the year:
Service cost (income)	$191	$118	$(200)	$(135)
Interest cost	822	597	179	179
Expected return on plan assets	(1,192)	(1,520)	—	—
Amortization of prior service cost	5	5	—	—
Recognized actuarial loss	237	210	—	—
Recognized curtailment loss	—	—	—	—
Net periodic benefit (income) cost for the year:	$63	$(590)	$(21)	$44

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

The Company does not expect to make any contributions to the Pension Plan or the SERP in 2024.

The Company also has a 401(k) defined contribution plan and profit sharing plan covering all employees after one year of service. The 401(k) plan provides for employer matching contributions, as determined by the Company, based on a percentage of employees’ contributions subject to a maximum amount defined in the plan agreement. The Company’s 401(k) matching contributions are based on 5% of employees’ contributions. The Company’s contributions amounted to $64,000 each for the years 2023 and 2022. Matching contributions. The Company contributes to the profit sharing plan an amount determined by the Board of Directors. No contributions were made to the profit sharing plan for years ended December 31, 2023 and 2022.

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity. The shares committed to be released are considered outstanding for earnings per share computations. Compensation expense recognized for the years ended December 31, 2023 and 2022 amounted to $692,000 and $1.1 million, respectively.

Shares held by the ESOP trust were as follows:

	December 31,	December 31,
	2023	2022
Allocated shares	619,938	583,474
Unearned shares	244,665	293,598
Total ESOP shares	864,603	877,072
Fair value of unearned shares, in thousands	$2,728	$7,049

The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits. For the years ended December 31, 2023 and 2022, we accrued $13,000 and $144,000, respectively, for the ESOP restoration plan.

(19)Share-Based Compensation

The shareholders of Territorial Bancorp Inc. adopted the 2010 Equity Incentive Plan and the 2019 Equity Incentive Plan. These plans provide for the award of stock options and restricted stock to key officers and directors. In accordance with the Compensation — Stock Compensation topic of the FASB ASC, the cost of the equity incentive plans is based on the fair value of the awards on the grant date. The fair value of time-based restricted stock is based on the closing price of the Company’s stock on the grant date. The fair value of performance-based stock that will vest based on a performance condition is based on the closing price of the Company’s stock on the date of grant. The fair value of performance-based restricted stock that will vest on a market condition is based on a Monte Carlo valuation of the Company’s stock on the date of grant. The cost of the awards will be recognized on a straight-line basis over the three-year vesting period during which participants are required to provide services in exchange for the awards. There are 42,680 shares remaining available for new awards under the 2019 Equity Plan.

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

(In thousands)	2023	2022
Compensation expense	$177	$480
Income tax benefit	48	131

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

The table below presents the time-based restricted stock activity:

		Weighted
		Average Grant
	Restricted	Date Fair
	Stock	Value
Unvested at December 31, 2021	23,208	$24.61
Granted	12,013	23.77
Vested	11,557	24.68
Forfeited	—	—
Unvested at December 31, 2022	23,664	$24.15
Granted	14,803	19.29
Vested	12,729	23.64
Forfeited	—	—
Unvested at December 31, 2023	25,738	$21.61

During the year ended December 31, 2023, the Company issued 14,803 shares of time-vested restricted stock to certain members of executive management under the 2019 Equity Incentive Plan. The fair value of the restricted stock is based on the value of the Company’s stock on the date of grant. Time-vested restricted stock will vest over three years from the date of the grant.

As of December 31, 2023, the Company had $359,000 of unrecognized compensation costs related to time-vested restricted stock. The unrecognized compensation costs are expected to be recognized over a weighted average period of 1.8 years.

The table below presents the performance-based restricted stock units (PRSUs) that will vest on a performance condition:

	Performance-
	Based Restricted
	Stock Units	Weighted
	Based on a	Average Grant
	Performance	Date Fair
	Condition	Value
Unvested at December 31, 2021	41,583	$24.68
Granted	14,412	23.77
Vested	7,670	27.30
Forfeited	4,768	27.30
Unvested at December 31, 2022	43,557	$23.63
Granted	17,758	19.29
Vested	—	—
Forfeited	16,348	21.05
Unvested at December 31, 2023	44,967	$22.85

During the year ended December 31, 2023, the Company issued 17,758 PRSUs to certain members of executive management under the 2019 Equity Incentive Plan. These PRSUs will vest three years after they are granted after our Compensation Committee determines whether a performance condition that compares the Company’s return on average equity to the SNL Bank Index is achieved. Depending on the Company’s performance, the actual number of these PRSUs that are issued at the end of the vesting period can vary between 0% to 150% of the target award. For the PRSUs, an estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized. This estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period.

The fair value of these PRSUs is based on the fair value of the Company’s stock on the date of grant. As of December 31, 2023, the Company had no unrecognized compensation costs related to these PRSUs since meeting the performance condition is not probable. Compensation expense up to $685,000 may be recognized in the future if achievement of the performance condition becomes probable. The unrecognized compensation costs would be expected to be recognized over a weighted average period of 1.6 years. Performance will be measured over a three-year period and will be cliff vested. The performance condition is measured quarterly by comparing the company’s three-year return on average equity to a peer group of banks. The Company’s percentile ranking in the peer group is used to adjust the number of PRSU’s that are expected to vest.

The table below presents the PRSUs that will vest on a market condition:

	Performance-
	Based Restricted	Monte Carlo
	Stock Units	Valuation of
	Based on a	the Company's
	Market Condition	Stock
Unvested at December 31, 2021	10,396	$24.03
Granted	3,603	24.42
Vested		—
Forfeited	3,110	24.45
Unvested at December 31, 2022	10,889	$24.04
Granted	4,443	17.95
Vested	—	—
Forfeited	4,087	22.16
Unvested at December 31, 2023	11,245	$22.31

During the year ended December 31, 2023, the Company issued 4,443 of PRSUs to certain members of executive management under the 2019 Equity Incentive Plan. These PRSUs will vest three years after they are granted after our Compensation Committee determines whether a market condition that compares the Company’s total stock return to the SNL Bank Index is achieved. The number of shares that will be expensed will not be adjusted for performance and will be cliff vested. The market condition is measured quarterly by comparing the Company’s three-year average total stock return to a peer group of other banks. The Company’s percentile ranking in the peer group determines how many PRSUs will vest. The fair value of these PRSUs is based on a Monte Carlo valuation of the Company’s stock on the date of grant. The assumptions which were used in the Monte Carlo valuation of the PRSUs are:

Grant date: April 3, 2023

Performance period: January 1, 2023 to December 31, 2025

2.75 year risk-free rate on grant date: 3.79%

December 31, 2022 closing price: $24.01

Closing stock price on date of grant: $19.29

Annualized volatility (based on 2.75 year historical volatility as of the grant date): 26.1%

As of December 31, 2023, the Company had $60,000 of unrecognized compensation costs related to the PRSUs that are based on a market condition. The unrecognized compensation costs are expected to be recognized over a weighted average period of 1.6 years.

(20)Earnings Per Share

The table below presents the information used to compute basic and diluted earnings per share:

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2023	2022
Net income	$5,027	$16,156
Income allocated to participating securities	(48)	(98)
Net income available to common shareholders	$4,979	$16,058

Weighted-average number of shares used in:
Basic earnings per share	8,636,495	8,865,946
Dilutive common stock equivalents:
Stock options and restricted stock units	47,597	54,768
Diluted earnings per share	8,684,092	8,920,714

Net income per common share, basic	$0.58	$1.81
Net income per common share, diluted	$0.57	$1.80

(21)Other Comprehensive Income (Loss)

The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes:

	Unfunded	Unrealized
	Pension	Loss on
(Dollars in thousands)	Liability	Securities	Total
December 31, 2023:
Balances at beginning of year	$5,746	$1,998	$7,744
Other comprehensive income, net of taxes	(1,280)	(243)	(1,523)
Net current period other comprehensive income	(1,280)	(243)	(1,523)
Balances at end of year	$4,466	$1,755	$6,221

December 31, 2022:
Balances at beginning of year	$5,524	$—	$5,524
Other comprehensive loss, net of taxes	222	1,998	2,220
Net current period other comprehensive loss	222	1,998	2,220
Balances at end of year	$5,746	$1,998	$7,744

The table below presents the tax effect on each component of other comprehensive income and loss:

	Year Ended December 31,
	2023			2022
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unfunded pension liability	$(1,745)	$465	$(1,280)	$302	$(80)	$222
Unrealized loss on securities	(331)	88	(243)	2,723	(725)	1,998
Total	$(2,076)	$553	$(1,523)	$3,025	$(805)	$2,220

(22)Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on an individual basis. The Company’s policy is to require suitable collateral, primarily real estate, to be provided by customers prior to disbursement of approved loans. At December 31, 2023 and 2022, the Company had loan commitments aggregating to $1.3 million (interest rates from 6.750% to 7.125%) and $1.2 million (interest rates from 5.250% to 5.500%), respectively, primarily consisting of fixed-rate residential first mortgage loans. In addition to commitments to originate loans, at December 31, 2023 and 2022, the Company had $14.9 million and $14.4 million, respectively, in unused lines of credit to borrowers.

The Company is required by the Federal Reserve Bank to maintain reserves based on the amount of deposits held. Effective March 25, 2020 the Federal Reserve Bank lowered the reserve requirement to zero percent, therefore, there were no required reserve balances as of December 31, 2023 and 2022.

(23)Regulatory Capital and Supervision

Territorial Savings Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. The Company is not subject to regulatory capital requirements because its total assets are less than $3.0 billion. At December 31, 2023 and 2022, Territorial Savings Bank exceeded all of the fully-phased in regulatory captial requirments and is considered to be “well capitalized” under regulatory guidelines. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

The tables below presents the fully-phased in capital required to be considered “well-capitalized” and meet the regulatory capital conservation buffer requirement as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for Territorial Savings Bank and the Company at December 31, 2023 and 2022:

(Dollars in thousands)	Required Ratio	Actual Amount	Actual Ratio
December 31, 2023:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$238,972	10.86%
Territorial Bancorp Inc.		$257,307	11.69%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$238,972	26.31%
Territorial Bancorp Inc.		$257,307	28.33%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$238,972	26.31%
Territorial Bancorp Inc.		$257,307	28.33%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$244,093	26.87%
Territorial Bancorp Inc.		$262,428	28.89%

December 31, 2022:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$235,408	10.87%
Territorial Bancorp Inc.		$264,295	12.21%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$235,408	25.98%
Territorial Bancorp Inc.		$264,295	29.16%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$235,408	25.98%
Territorial Bancorp Inc.		$264,295	29.16%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$237,488	26.20%
Territorial Bancorp Inc.		$266,375	29.39%
(1)	The required Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital ratios are based on the fully-phased in capital ratios in the Basel III capital regulations plus the 2.50% capital conservation buffer.

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

At December 31, 2023 and 2022, the Bank’s capital ratios exceeded the minimum capital thresholds for a “well-capitalized” institution. There are no conditions or events that have changed the institution’s category under the capital guidelines.

Depending on the amount of dividends to be paid, the Bank is required to either notify or make application to the Federal Reserve Bank before dividends are paid to the Company.

Legislation enacted in 2018 requires the federal banking agencies, including the Federal Reserve Board, to establish a “community bank leverage ratio” between 8% to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion. Institutions with capital meeting the specified requirements and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk based requirements. The federal regulators have adopted 9% as the applicable ratio. We have not elected to follow the alternative framework.

(24)Contingencies

The Company is involved in various claims and legal actions arising out of the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s Consolidated Balance Sheets or Consolidated Statements of Income.

(25)Revenue Recognition

The Company’s contracts with customers are generally short-term in nature, with cycles of one year or less. These can range from an immediate term for services such as wire transfers, foreign currency exchanges, and cashier’s check purchases, to several days for services such as processing annuity and mutual fund sales. Some contracts may be of an ongoing nature, such as providing deposit account services, including ATM access, check processing, account analysis and check ordering. However, provision of an assessable service and payment for such service is usually concurrent or closely timed. Contracts related to financial instruments, such as loans, investments, and debt, are excluded from the scope of this accounting requirement.

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

Revenue from contracts with customers is reported in service and other fees and in other noninterest income in the Consolidated Statements of Income. The table below reconciles the revenue from contracts with customers and other revenue reported in those line items:

	Service and
(Dollars in thousands)	Other Fees	Other	Total
Year ended December 31, 2023
Revenue from contracts with customers	$1,186	$122	$1,308
Other revenue	141	157	298
Total	$1,327	$279	$1,606

Year ended December 31, 2022
Revenue from contracts with customers	$1,276	$221	$1,497
Other revenue	140	1,783	1,923
Total	$1,416	$2,004	$3,420

(26)Leases

The table below presents lease costs and other information for the years indicated:

	Year Ended
	December 31,
(Dollars in thousands)	2023	2022
Lease costs:
Operating lease costs	$2,757	$2,991
Short-term lease costs	511	296
Variable lease costs	163	165
Total lease costs	$3,431	$3,452

Cash paid for amounts included in measurement of lease liabilities	$(991)	$3,193
ROU assets obtained in exchange for new operating lease liabilities	$693	$7,462

At December 31, 2023, future minimum rental commitments under noncancellable operating leases are as follows:

December 31,
(Dollars in thousands)	2023
2024	$2,818
2025	2,199
2026	2,038
2027	1,961
2028	1,729
Thereafter	9,299
Total	20,044

Less lease incentives to be received in 2024	(729)
Less present value discount	(2,018)
Present value of leases	$17,297

The table below presents other lease related information:

	December 31,	December 31,
	2023	2022
Weighted-average remaining lease term (years)	9.77	8.88
Weighted-average discount rate	2.15%	2.03%

The Company leased to a tenant certain property that it owns under a non-cancelable lease that expires on December 31, 2031. Rental income comprised of minimum rentals for 2023 and 2022 was $155,000 and $110,000, respectively.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Assets
Cash and cash equivalents	$126,659	$126,659	$126,659	$—	$—
Investment securities available for sale	20,171	20,171	—	20,171	—
Investment securities held to maturity	685,728	568,128	—	568,128	—
Loans receivable, net	1,303,431	1,120,704	—	—	1,120,704
FHLB stock	12,192	12,192	—	12,192	—
FRB stock	3,180	3,180	—	3,180	—
Accrued interest receivable	6,105	6,105	79	1,441	4,585

Liabilities
Deposits	1,636,604	1,633,164	—	1,104,171	528,993
Advances from the Federal Home Loan Bank	242,000	238,380	—	238,380	—
Advances from the Federal Reserve Bank	50,000	50,049		50,049	—
Securities sold under agreements to repurchase	10,000	9,700	—	9,700	—
Accrued interest payable	1,183	1,183	—	157	1,026

December 31, 2022
Assets
Cash and cash equivalents	$40,553	$40,553	$40,553	$—	$—
Investment securities available for sale	20,821	20,821	—	20,821	—
Investment securities held to maturity	717,773	591,084	—	591,084	—
Loans receivable, net	1,294,764	1,180,840	—	—	1,180,840
FHLB stock	8,197	8,197	—	8,197	—
FRB stock	3,170	3,170	—	3,170	—
Accrued interest receivable	6,115	6,115	23	1,497	4,595

Liabilities
Deposits	1,716,152	1,708,612	—	1,286,465	422,147
Advances from the Federal Home Loan Bank	141,000	133,145	—	133,145	—
Securities sold under agreements to repurchase	10,000	9,440	—	9,440	—
Accrued interest payable	701	701	—	33	668

At December 31, 2023 and 2022, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the Consolidated Financial Statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2023
Investment securities available for sale	$—	$20,171	$—	$20,171

December 31, 2022
Investment securities available for sale	$—	$20,821	$—	$20,821

There were no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2023 or 2022.

(28)Parent Company Only

Presented below are the condensed balance sheets, statements of income, and statements of cash flows for Territorial Bancorp Inc.

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2023	2022
Assets
Cash	$18,453	$28,515
Investment in Territorial Savings Bank	232,751	227,663
Receivable from Territorial Savings Bank	—	408
Prepaid expenses and other assets	272	105
Total assets	$251,476	$256,691
Liabilities and Equity
Other liabilities	$390	$141
Equity	251,086	256,550
Total liabilities and equity	$251,476	$256,691

Condensed Statements of Income

	For the Year Ended December 31,
(Dollars in thousands)	2023	2022
Interest and dividend income:
Dividends from Territorial Savings Bank	$—	$17,500
Interest-earning deposit with Territorial Savings Bank	4	4
Total interest and dividend income	4	17,504

Noninterest expense:
Salaries	42	42
Other general and administrative expenses	958	656
Total noninterest expense	1,000	698

(Loss) Income before income taxes and equity in undistributed earnings in subsidiaries	(996)	16,806
Income taxes	(315)	(209)
(Loss) Income before equity in undistributed earnings in subsidiaries	(681)	17,015
Equity in undistributed earnings of Territorial Savings Bank, net of dividends	5,708	(859)
Net income	$5,027	$16,156

Condensed Statements of Cash Flows

	For the Year Ended December 31,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$5,027	$16,156
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Territorial Savings Bank, net of dividends	(5,708)	859
Net decrease in prepaid expenses and other assets	933	1,275
Net increase (decrease) in other liabilities	163	(263)
Net cash provided by operating activities	415	18,027

Cash flows from investing activities:
Investment in Territorial Savings Bank	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:
Repurchases of common stock	(4,065)	(5,973)
Cash dividends paid	(6,412)	(9,071)
Net cash used in financing activities	(10,477)	(15,044)
Net (decrease) increase in cash	(10,062)	2,983
Cash at beginning of the period	28,515	25,532
Cash at end of the period	$18,453	$28,515

(29)Subsequent Events

On January 26, 2024, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.05 per share of common stock. The dividend was paid on February 23, 2024 to stockholders of record as of February 9, 2024.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2023. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2023, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria.

ITEM 9B.	Other Information

None.

ITEM 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the captions “Proposal 1—Election of Directors,” “Information About Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance—Code of Ethics and Business Conduct,” “Nominating and Corporate Governance Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance— Committees of the Board of Directors” and “Audit Committee Report” is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the caption “Executive Compensation” is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the caption “Stock Ownership” is incorporated herein by reference. Information with respect to the security ownership of our directors and executive officers is included above in “Item 10. Directors, Executive Officers and Corporate Governance,” and is incorporated herein by reference.

Equity Compensation Plan Information

Set forth below is information as of December 31, 2023 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-average	Share-based
	Be Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(excluding securities
	Warrants and Rights	Warrants and Rights	reflected in first column)
Equity compensation plans approved by security holders	—	$—	42,680

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the captions “Transactions with Certain Related Persons” and “Proposal 1 — Election of Directors” is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information in Territorial Bancorp Inc.’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the captions “Proposal 2—Ratification of Independent Registered Public Accounting Firm—Audit Fees” and “—Pre-Approval of Services by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)Financial Statements

The following documents are filed as part of this annual report:

(i)	Report of Independent Registered Public Accounting Firm (Moss Adams LLP, Portland, Oregon, PCAOB ID:659)
(ii)	Consolidated Balance Sheets at December 31, 2023 and 2022
(iii)	Consolidated Statements of Income for the years ended December 31, 2023 and 2022
(iv)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022
(v)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023 and 2022
(vi)	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022
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

10.51	Form of Amendment, dated October 8, 2021, to Amended and Restated Supplemental Executive Retirement Agreement for Allan S. Kitagawa, Vernon Hirata and Ralph Nakatsuka
23	Consent of Moss Adams LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Policy relating to recovery of erroneously awarded compensation
101

The following financial statements from Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 15, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

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

TERRITORIAL BANCORP INC.

Date: March 15, 2024	By:	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Allan S. Kitagawa	Chairman of the Board,	March 15, 2024
Allan S. Kitagawa	President and Chief
Executive Officer (Principal
Executive Officer)

/s/ Melvin M. Miyamoto	Executive Vice President and	March 15, 2024
Melvin M. Miyamoto	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Kirk W. Caldwell	Director	March 15, 2024
Kirk W. Caldwell

/s/ Howard Y. Ikeda	Director	March 15, 2024
Howard Y. Ikeda

/s/ Jennifer A. Isobe	Director	March 15, 2024
Jennifer A. Isobe

/s/ John M. Ohama	Director	March 15, 2024
David S. Murakami

/s/ Jan M. Sam	Director	March 15, 2024
Jan M. Sam