Form 10-Q
period 2024-03-31
Territorial Bancorp Inc.
filed 2024-05-10
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 8,832,235 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of April 30, 2024.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	March 31,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$90,059	$126,659
Investment securities available for sale, at fair value	19,483	20,171
Investment securities held to maturity, at amortized cost (fair value of $547,290 and $568,128 at March 31, 2024 and December 31, 2023, respectively)	677,578	685,728
Loans receivable	1,309,712	1,308,552
Allowance for credit losses	(5,142)	(5,121)
Loans receivable, net of allowance for credit losses	1,304,570	1,303,431
Federal Home Loan Bank stock, at cost	12,232	12,192
Federal Reserve Bank stock, at cost	3,182	3,180
Accrued interest receivable	6,281	6,105
Premises and equipment, net	7,144	7,185
Right-of-use asset, net	12,080	12,371
Bank-owned life insurance	48,884	48,638
Income taxes receivable	604	344
Deferred income tax assets, net	2,820	2,457
Prepaid expenses and other assets	8,112	8,211
Total assets	$2,193,029	$2,236,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,600,148	$1,636,604
Advances from the Federal Home Loan Bank	242,000	242,000
Advances from the Federal Reserve Bank	50,000	50,000
Securities sold under agreements to repurchase	10,000	10,000
Accounts payable and accrued expenses	20,113	23,334
Lease liability	17,597	17,297
Advance payments by borrowers for taxes and insurance	3,155	6,351
Total liabilities	1,943,013	1,985,586

Commitments and contingencies: (Note 16)

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 8,826,613 shares at March 31, 2024 and December 31, 2023	88	88
Additional paid-in capital	48,098	48,022
Unearned ESOP shares	(2,324)	(2,447)
Retained earnings	210,771	211,644
Accumulated other comprehensive loss	(6,617)	(6,221)
Total stockholders’ equity	250,016	251,086
Total liabilities and stockholders’ equity	$2,193,029	$2,236,672

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Interest income:
Loans	$12,065	$11,454
Investment securities	4,313	4,540
Other investments	1,613	727
Total interest income	17,991	16,721

Interest expense:
Deposits	6,779	3,530
Advances from the Federal Home Loan Bank	1,810	1,054
Advances from the Federal Reserve Bank	595	—
Securities sold under agreements to repurchase	46	46
Total interest expense	9,230	4,630

Net interest income	8,761	12,091
Provision (reversal of provision) for credit losses	19	(100)

Net interest income after provision (reversal of provision) for credit losses	8,742	12,191

Noninterest income:
Service and other fees	273	310
Income on bank-owned life insurance	246	203
Net gain on sale of loans	—	1
Other	74	75
Total noninterest income	593	589

Noninterest expense:
Salaries and employee benefits	4,962	5,404
Occupancy	1,738	1,623
Equipment	1,323	1,312
Federal deposit insurance premiums	496	245
Other general and administrative expenses	1,541	1,029
Total noninterest expense	10,060	9,613

(Loss) income before income taxes	(725)	3,167
Income tax (benefit) expense	(243)	851
Net (loss) income	$(482)	$2,316

Basic (loss) earnings per share	$(0.06)	$0.26
Diluted (loss) earnings per share	$(0.06)	$0.26
Cash dividends declared per common share	$0.05	$0.23
Basic weighted-average shares outstanding	8,588,137	8,774,634
Diluted weighted-average shares outstanding	8,630,719	8,806,744

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net (loss) income	$(482)	$2,316

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities	(396)	337
Total other comprehensive (loss) income, net of tax	(396)	337
Comprehensive (loss) income	$(878)	$2,653

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

						Accumulated
	Common		Additional	Unearned		Other	Total
	Shares	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Shares	Earnings	Loss	Equity
Balances at December 31, 2023	8,826,613	$88	$48,022	$(2,447)	$211,644	$(6,221)	$251,086

Net loss	—	—	—	—	(482)	—	(482)
Other comprehensive loss	—	—	—	—	—	(396)	(396)
Cash dividends declared ($0.05 per share)	—	—	—	—	(391)	—	(391)
Share-based compensation	—	—	81	—	—	—	81
Allocation of 12,234 ESOP shares	—	—	(5)	123	—	—	118

Balances at March 31, 2024	8,826,613	$88	$48,098	$(2,324)	$210,771	$(6,617)	$250,016

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

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(482)	$2,316
Adjustments to reconcile net (loss) income to net cash from operating activities:
Provision (reversal of provision) for credit losses	19	(100)
Depreciation and amortization	242	292
Deferred income tax (benefit) expense	(220)	266
Accretion of fees, discounts, and premiums, net	(60)	(90)
Amortization of right-of-use asset	695	716
Origination of loans held for sale	—	(355)
Proceeds from sales of loans held for sale	—	356
Gain on sale of loans, net	—	(1)
ESOP expense	118	281
Share-based compensation expense	81	(42)
Net increase in accrued interest receivable	(169)	(13)
Income on bank-owned life insurance	(246)	(203)
Net decrease (increase) in prepaid expenses and other assets	99	(154)
Net decrease in accounts payable and accrued expenses	(3,183)	(1,661)
Net decrease in lease liability	(104)	(694)
Net decrease in advance payments by borrowers for taxes and insurance	(3,196)	(2,691)
Net (decrease) increase in income taxes payable	(260)	196

Net cash used in operating activities	(6,666)	(1,581)

Cash flows from investing activities:
Purchases of investment securities held to maturity	—	(6,693)
Principal repayments on investment securities held to maturity	8,162	8,879
Principal repayments on investment securities available for sale	159	220
Principal repayments on loans receivable, net of loan originations	(1,126)	409
Purchases of Federal Home Loan Bank stock	(40)	(5,087)
Proceeds from redemption of Federal Home Loan Bank stock	—	840
Purchases of Federal Reserve Bank stock	(3)	(7)
Purchases of premises and equipment	(202)	(116)

Net cash from (used in) investing activities	6,950	(1,555)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from financing activities:
Net decrease in deposits	$(36,456)	$(54,179)
Proceeds from advances from the Federal Home Loan Bank	—	126,000
Repayments of advances from the Federal Home Loan Bank	—	(21,000)
Proceeds from advances from the Federal Reserve Bank	100,000	—
Repayments of advances from the Federal Reserve Bank	(100,000)	—
Repurchases of common stock	—	(1,345)
Cash dividends paid	(428)	(2,033)

Net cash (used in) from financing activities	(36,884)	47,443

Net change in cash and cash equivalents	(36,600)	44,307

Cash and cash equivalents at beginning of the period	126,659	40,553

Cash and cash equivalents at end of the period	$90,059	$84,860

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$9,128	$4,318
Income taxes	237	390

Supplemental disclosure of noncash investing and financing activities:
Company stock repurchased through stock swap and net settlement transactions	$—	$43
Establishment of right-of-use asset, net of incentives and modifications	404	118
Establishment of lease liability, net of modifications	404	118

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

The accompanying unaudited interim condensed consolidated financial statements of Territorial Bancorp Inc. have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim condensed consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed as part of the Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments necessary for a fair presentation have been made and consist only of normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

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

Our loan portfolio is segmented into three pools for estimating our allowance for credit losses on loans: real estate, commercial, and consumer loans. They were established upon the adoption of Accounting Standards Update (ASU) 2016-13. Only three pools are used to segment our loan portfolio because loans within the pools share similar risk characteristics and were originated using similar underwriting standards. Loans that do not share similar risk characteristics would be evaluated on an individual basis and excluded from the collective evaluation. Historically, we have disclosed information about our loans and allowance based on class of financing receivable. The portfolio segments align with the class of financing receivables as follows:

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

The ACL on loans and accrued interest is calculated on a loan by loan basis. If the loan’s amortized cost basis is less than the total present value of cash flows calculated using a discounted cash flow approach, the ACL is equal to the amortized cost basis minus the total present value of cash flows on the loan discounted by the loan’s effective interest rate. The expected cash flows include estimates of loan charge-offs, recoveries, and prepayments. Economic variables which have a strong correlation with our historical loan charge-offs, recoveries, and prepayments are utilized in forecasting loan charge-offs, recoveries, and prepayments during the one year reasonable and supportable forecast period. After the reasonable and supportable forecast period, the historical reversion rate is used to calculate loan charge-offs, recoveries, and prepayments for the remaining expected life of the loan. The reversion rate is based on historical averages and applied on a straight-line basis. Qualitative adjustments may be made to account for current conditions and forward looking events not captured in the quantitative calculation. The forecast and reversion rate utilize historical behavior during select periods of time. Our Real Estate and Consumer loan pools utilize a vintage approach where historical losses, recoveries, and prepayment experience is determined using loans that have originated within a specified period. Our Commercial loans utilize a reporting period approach where historical losses, recoveries, and prepayment experience is considered during a selected historical period of time. Off-balance sheet forecasts utilize a reporting period approach.

Loans receivable are stated at amortized cost which includes the principal amount outstanding, less the allowance for credit losses, deferred loan origination fees and costs, commitment fees, and cumulative net charge-offs. Interest income on loans receivable is accrued as earned. Accrued interest receivable on loans was $4.7 million and $4.6 million as of March 31, 2024 and December 31, 2023, respectively, and is included in accrued interest receivable on the Consolidated Balance Sheet.

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

The Company’s off-balance sheet credit exposures are comprised of unfunded portions of existing loans, such as lines of credit and construction loans, and commitments to originate loans that are not conditionally cancellable by the Company.  Under the CECL accounting standard, expected credit losses on these amounts are calculated using a forecasted estimate of the likelihood that funding of the unfunded amount/commitment will occur and the historical reversion rate.  Changes to the reserve for off-balance sheet credit exposures are recorded through increases or decreases to the provision for credit losses on the Consolidated Statements of Income.  There were no reserves for off-balance sheet credit exposures at March 31, 2024 or December 31, 2023.

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

(3)      Recently Issued and Adopted Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (FASB) issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions to clarify that contractual sale restrictions should not be considered in the measurement of the fair value of an equity security. The Company owns stock in the Federal Reserve Bank (FRB) and in the Federal Home Loan Bank (FHLB) which is valued at historical cost which approximates fair value. Ownership of stock is a condition for services the Company receives from the FRB and FHLB. The stock is not publicly traded and can only be issued, exchanged, redeemed or repurchased by the FRB and the FHLB. ASU 2022-03 was effective for fiscal years beginning after December 15, 2023. The Company adopted the standard on January 1, 2024, and it did not have a material effect on its consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the U.S. Securities and Exchange Commission’s (SEC) Disclosure Update and Simplification Initiative. The ASU is intended to clarify or improve disclosure and presentation requirements of a variety of topics. Many of the amendment will allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements and align the requirements in the FASB accounting standard codification with the SEC’s regulations. The Company is currently evaluating the effects that ASU 2023-06 will have on its consolidated financial statements.

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

(4)      Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Cash and due from banks	$10,714	$10,471
Interest-earning deposits in other banks	79,345	116,188
Cash and cash equivalents	$90,059	$126,659

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank of San Francisco.

(5)      Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and related ACL of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	ACL
March 31, 2024:
Available-for-sale:
Mortgage-backed securities issued by U.S. government-sponsored enterprises	$22,415	$—	$(2,932)	$19,483	$—
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	677,578	36	(130,324)	547,290	—

Total	$699,993	$36	$(133,256)	$566,773	$—

December 31, 2023:
Available-for-sale:
Mortgage-backed securities issued by U.S. government-sponsored enterprises	$22,563	$—	$(2,392)	$20,171	$—
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	685,728	68	(117,668)	568,128	—

Total	$708,291	$68	$(120,060)	$588,299	$—

The amortized cost and estimated fair value of investment securities by maturity date at March 31, 2024 are shown below. Incorporated in the maturity schedule are mortgage-backed securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Available-for-sale:
Due after 10 years	$22,415	$19,483
Total	$22,415	$19,483

Held-to-maturity:
Due within 5 years	$12	$12
Due after 5 years through 10 years	6	6
Due after 10 years	677,560	547,272
Total	$677,578	$547,290

The Company did not sell any held-to-maturity or available-for-sale securities during the three months ended March 31, 2024 and 2023.

Investment securities with amortized costs of $549.7 million and $555.8 million at March 31, 2024 and December 31, 2023, respectively, were pledged to secure deposits made by state and local governments, securities sold under agreements to repurchase, transaction clearing accounts, and Federal Reserve Bank borrowings. Included in these amounts were $220.9 million and $74.0 million pledged to the Federal Reserve Bank’s discount window at March 31, 2024 and December 31, 2023, respectively, and $52.6 million and $202.1 million pledged to the Federal Reserve Bank’s Bank Term Funding Program at March 31, 2024 and December 31, 2023, respectively.

Provided below is a summary of investment securities which were in an unrealized loss position at March 31, 2024 and December 31, 2023. The Company does not intend to sell securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
March 31, 2024:
Available-for-sale:
Mortgage-backed securities issued by U.S. government-sponsored enterprises	$—	$—	$19,483	$(2,932)	4	$19,483	$(2,932)
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	—	—	544,088	(130,324)	152	544,088	(130,324)

Total	$—	$—	$563,571	$(133,256)	156	$563,571	$(133,256)

December 31, 2023:
Available-for-sale:
Mortgage-backed securities issued by U.S. government sponsored enterprises	$—	$—	$20,171	$(2,392)	4	$20,171	$(2,392)
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	10,326	(107)	554,514	(117,561)	152	564,840	(117,668)

Total	$10,326	$(107)	$574,685	$(119,953)	156	$585,011	$(120,060)

Mortgage-Backed Securities. The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates subsequent to purchase. All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. Since the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not intend to sell these investments until maturity, and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, no allowance for credit losses was recorded for these securities as of March 31, 2024 or December 31, 2023.

(6)      Loans Receivable and Allowance for Credit Losses

The components of loans receivable, net of allowance for credit losses (ACL) as of March 31, 2024 and December 31, 2023 are as follows:

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Real estate loans:
First mortgages:
One- to four-family residential	$1,275,897	$1,277,544
Multi-family residential	5,604	5,855
Construction, commercial, and other	12,554	11,631
Home equity loans and lines of credit	9,219	7,058
Total real estate loans	1,303,274	1,302,088
Other loans:
Loans on deposit accounts	180	196
Consumer and other loans	8,305	8,257
Total other loans	8,485	8,453

Total loans	1,311,759	1,310,541

Net unearned fees and discounts	(2,047)	(1,989)
Total loans, net of unearned fees and discounts	1,309,712	1,308,552

Allowance for credit losses	(5,142)	(5,121)
Loans receivable, net of allowance for credit losses	$1,304,570	$1,303,431

The table below presents the activity in the allowance for credit losses by portfolio segment:

	Real	Commercial	Consumer
(Dollars in thousands)	Estate	Loans	Loans	Unallocated	Totals
Three months ended March 31, 2024:
Balance, beginning of period	$4,502	$514	$105	$—	$5,121
(Reversal of provision) provision for credit losses	(26)	12	33	—	19
	4,476	526	138	—	5,140
Charge-offs	(2)	—	(6)	—	(8)
Recoveries	9	—	1	—	10
Net recoveries (charge-offs)	7	—	(5)	—	2
Balance, end of period	$4,483	$526	$133	$—	$5,142

Three months ended March 31, 2023:
Balance, beginning of period	$1,263	$434	$76	$259	$2,032
Adoption of ASU No. 2016-13	3,393	71	4	(259)	3,209
(Reversal of provision) provision for credit losses	(27)	(88)	15	—	(100)
	4,629	417	95	—	5,141
Charge-offs	—	—	(15)	—	(15)
Recoveries	—	—	1	—	1
Net charge-offs	—	—	(14)	—	(14)
Balance, end of period	$4,629	$417	$81	$—	$5,127

The credit loss provisions in the three months ended March 31, 2024 was primarily due to an increase in our consumer and commercial loan portfolios, an increase in forecasted charge-offs in the consumer loan portfolio, and a decrease in forecasted prepayments in the commercial loan portfolio. The reversal of credit loss provisions in the three months ended March 31, 2023 was primarily due to an improvement in economic conditions.

The Company primarily uses the aging of loans to monitor the credit quality of its loan portfolio. The table below presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans as of March 31, 2024.

							Revolving Loans
	Amortized Cost of Term Loans by Origination Year						Amortized
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
March 31, 2024:
Commercial
30 - 59 days past due	$—	$—	$—	$—	$—	$—	$—	$—
60 - 89 days past due	—	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—	—
Loans not past due	55	613	336	4,797	—	1,013	1,236	8,050
Total Commercial	55	613	336	4,797	—	1,013	1,236	8,050

Consumer
30 - 59 days past due	9	—	—	—	—	—	—	9
60 - 89 days past due	—	—	—	—	—	—	170	170
90 days or more past due	—	—	—	—	—	—	1	1
Loans not past due	97	46	73	13	3	52	8,194	8,478
Total Consumer	106	46	73	13	3	52	8,365	8,658

Real Estate
30 - 59 days past due	—	—	—	—	—	98	—	98
60 - 89 days past due	—	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	87	—	87
Loans not past due	15,987	90,595	128,031	281,382	182,584	594,240	—	1,292,819
Total Real Estate	15,987	90,595	128,031	281,382	182,584	594,425	—	1,293,004

Total	$16,148	$91,254	$128,440	$286,192	$182,587	$595,490	$9,601	$1,309,712

The Company did not have any revolving loans that converted to term loans during the three months ended March 31, 2024.

The table below presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans as of December 31, 2023.

							Revolving Loans
	Amortized Cost of Term Loans by Origination Year						Amortized
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
December 31, 2023
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

The following table presents by loan class and year of origination, the gross charge-offs recorded during the three months ended March 31, 2024 and 2023.

(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Three months ended March 31, 2024:
One- to four-family residential mortgages	$—	$—	$—	$—	$—	$2	$2
Loans on deposit accounts	—	3	—	—	—	—	3
Consumer and other	—	3	—	—	—	—	3
Total	$—	$6	$—	$—	$—	$2	$8

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Three months ended March 31, 2023:
Loans on deposit accounts	$15	$—	$—	$—	$—	$—	$—
Total	$15	$—	$—	$—	$—	$—	$—

The table below presents the aging of loans and accrual status by class of loans, net of unearned fees and discounts. Loans with a formal loan payment deferral plan in place are not considered contractually past due or delinquent if the borrower is in compliance with the loan payment deferral plan.

								Loans
								90 Days
								or More
	30 - 59	60 - 89	90 Days or					Past Due
	Days Past	Days Past	More	Total Past	Loans Not	Total	Nonaccrual	and Still
(Dollars in thousands)	Due	Due	Past Due	Due	Past Due	Loans	Loans	Accruing
March 31, 2024:
One- to four-family residential mortgages	$98	$—	$87	$185	$1,273,726	$1,273,911	$2,026	$—
Multi-family residential mortgages	—	—	—	—	5,597	5,597	—	—
Construction, commercial, and other mortgages	—	—	—	—	12,493	12,493	—	—
Home equity loans and lines of credit	—	—	—	—	9,221	9,221	9	—
Loans on deposit accounts	—	—	—	—	180	180	—	—
Consumer and other	9	170	1	180	8,130	8,310	170	—

Total	$107	$170	$88	$365	$1,309,347	$1,309,712	$2,205	$—

December 31, 2023:
One- to four-family residential mortgages	$428	$—	$227	$655	$1,274,960	$1,275,615	$2,079	$—
Multi-family residential mortgages	—	—	—	—	5,848	5,848	—	—
Construction, commercial, and other mortgages	—	—	—	—	11,570	11,570	—	—
Home equity loans and lines of credit	—	—	—	—	7,060	7,060	11	—
Loans on deposit accounts	—	—	—	—	196	196	—	—
Consumer and other	4	—	—	4	8,259	8,263	170	—

Total	$432	$—	$227	$659	$1,307,893	$1,308,552	$2,260	$—

The table below presents the amortized cost basis of loans on nonaccrual status as of March 31, 2024 and December 31, 2023.

(Dollars in thousands)	Nonaccrual Loans With a Related ACL	Nonaccrual Loans Without a Related ACL	Total Nonaccrual Loans
March 31, 2024
One- to four-family residential mortgages	$1,535	$491	$2,026
Home equity loans and lines of credit	9	—	9
Consumer and other	170	—	170
Total Nonaccrual Loans and Leases	$1,714	$491	$2,205

December 31, 2023:
One- to four-family residential mortgages	$1,030	$1,049	$2,079
Home equity loans and lines of credit	11	—	11
Consumer and other	170	—	170
Total Nonaccrual Loans and Leases	$1,211	$1,049	$2,260

All payments received while on nonaccrual status are applied against the principal balance of the loan.

When a mortgage loan becomes seriously delinquent (90 days or more contractually past due), it displays weaknesses that may result in a loss. As a loan becomes more delinquent, the likelihood of the borrower repaying the loan decreases and the loan becomes more collateral dependent. A mortgage loan becomes collateral dependent when the proceeds for repayment can be expected to come only from the sale or operation of the collateral and not from borrower repayments. Generally, appraisals are obtained after a loan becomes collateral dependent or is four months delinquent. The carrying value of collateral-dependent loans is adjusted to the fair value of the collateral less selling costs. Any commercial real estate, commercial, construction or equity loan that has a loan balance in excess of a specified amount is also periodically reviewed to determine whether the loan exhibits any weaknesses and is performing in accordance with its contractual terms. The amortized cost basis of collateral-dependent loans, excluding accrued interest receivable, was $87,000 and $227,000 at March 31, 2024 and December 31, 2023, respectively. These loans were collateralized by residential real estate in Hawaii. As of March 31, 2024 and December 31, 2023, the fair value of the collateral less selling costs of these collateral-dependent loans exceeded the amortized cost basis. There was no ACL on collateral-dependent loans.

The Company had no real estate owned as of March 31, 2024 or December 31, 2023. There was one one- to four-family residential mortgage loan for $87,000 in the process of foreclosure at March 31, 2024. There were two one- to four-family residential mortgage loans totaling $227,000 in the process of foreclosure at December 31, 2023.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the three months ended March 31, 2023, the Company sold mortgage loans held for sale with principal balances of $360,000 and recognized a gain of $1,000. The Company did not sell any mortgage loans in the three months ended March 31, 2024. The Company had no loans held for sale at March 31, 2024 or 2023.

The Company serviced loans for others with principal balances of $32.6 million at March 31, 2024 and $33.2 million at December 31, 2023. Of these amounts, $19.1 million and $19.3 million of loan balances relate to securitizations for which the Company continues to hold the related mortgage-backed securities at March 31, 2024 and December 31, 2023, respectively. The amount of contractually specified servicing fees earned for the three months ended March 31, 2024 and 2023 was $22,000 and $23,000, respectively. The fees are reported in service and other fees in the Consolidated Statements of Income.

(7)Advances from the Federal Home Loan Bank

Federal Home Loan Bank advances are secured by a blanket pledge on the Bank’s assets not otherwise pledged. At March 31, 2024 and December 31, 2023, our credit limit with the FHLB of Des Moines was equal to 45% of Territorial Savings Bank’s total assets and we had the capacity to borrow an additional $613.1 million and $612.6 million, respectively.

Advances outstanding consisted of the following:

	March 31, 2024		December 31, 2023
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Due within one year	$82,000	1.40%	$82,000	1.40%
Due over 1 year to 2 years	45,000	2.87	45,000	2.87
Due over 2 years to 3 years	40,000	3.70	20,000	3.20
Due over 3 years to 4 years	35,000	4.22	30,000	4.24
Due over 4 years to 5 years	40,000	4.41	60,000	4.32
Due over 5 years to 6 years	—	—	5,000	4.38
Total	$242,000	2.96%	$242,000	2.96%

(8)       Advances from the Federal Reserve Bank

In March 2023, the FRB created a new Bank Term Funding Program (BTFP) to make additional funding available to eligible depository institutions. The BTFP ceased making new loans on March 11, 2024. This program offered loans up to a one year term that can be prepaid without penalty. The amount that could be borrowed was based upon the par value of the securities pledged as collateral to the FRB.

Advances outstanding consisted of the following:

	March 31, 2024		December 31, 2023
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Due within one year	$50,000	4.76%	$50,000	4.89%
Total	$50,000	4.76%	$50,000	4.89%

(9)      Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset. Securities sold under agreements to repurchase are summarized as follows:

	March 31, 2024		December 31, 2023
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
1 year or less	$10,000	1.81%	$5,000	1.88%
Over 1 year to 2 years	—	—	5,000	1.73
Total	$10,000	1.81%	$10,000	1.81%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at March 31, 2024. The amount at risk is the greater of the carrying value or fair value over the repurchase liability and refers to the potential loss to the Company if the secured lender fails to return the security at the maturity date of the agreement. All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government agencies or U.S. government-sponsored enterprises. The fair value of the securities pledged must exceed the repurchase liability by 5.00%. In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$14,046	$11,758	$10,000	$4,046	9

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
March 31, 2024:
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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity. The shares committed to be released are considered outstanding for earnings per share computations. Compensation expense recognized for the three months ended March 31, 2024 and 2023 amounted to $118,000 and $281,000, respectively.

Shares held by the ESOP trust were as follows:

	March 31,	December 31,
	2024	2023
Allocated shares	632,172	619,938
Unearned shares	232,431	244,665
Total ESOP shares	864,603	864,603
Fair value of unearned shares, in thousands	$1,873	$2,728

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits. For the three months ended March 31, 2024 and 2023, we accrued $11,000 and $7,000, respectively, for the ESOP restoration plan.

(12)    Share-Based Compensation

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

The Company recognized compensation expense, measured as the fair value of the share-based award on the date of grant, on a straight-line basis over the vesting period. Share-based compensation is recorded in the Consolidated Statements of Operations as a component of salaries and employee benefits with a corresponding increase in stockholders’ equity. The table below presents information on compensation expense and the related tax benefit for all share-based awards:

	Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023
Compensation expense	$81	$(42)
Income tax benefit	22	(11)

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

The table below presents the time-based restricted stock activity:

		Weighted
	Time-Based	Average Grant
	Restricted	Date Fair
	Stock	Value
Unvested at December 31, 2023	25,738	$21.61
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2024	25,738	$21.61

Unvested at December 31, 2022	23,664	$24.15
Granted	—	—
Vested	4,540	21.05
Forfeited	—	—
Unvested at March 31, 2023	19,124	$24.89

As of March 31, 2024, the Company had $288,000 of unrecognized compensation costs related to time-based restricted stock.

The table below presents the PRSUs that will vest on a performance condition:

	Performance-
	Based Restricted
	Stock Units	Weighted
	Based on a	Average Grant
	Performance	Date Fair
	Condition	Value
Unvested at December 31, 2023	44,967	$22.85
Granted	—	—
Vested	—	—
Forfeited	12,797	26.77
Unvested at March 31, 2024	32,170	$21.30

Unvested at December 31, 2022	43,557	$23.63
Granted	—	—
Vested	—	—
Forfeited	16,348	21.05
Unvested at March 31, 2023	27,209	$25.18

The fair value of these PRSUs is based on the fair value of the Company’s stock on the date of grant. As of March 31, 2024, the Company had no unrecognized compensation costs related to these PRSUs since meeting the performance condition is not probable. Compensation expense up to $457,000 may be recognized in the future if achievement of the performance condition becomes probable. Performance will be measured over a three-year performance period and will be cliff vested. The performance condition is measured quarterly by comparing the Company’s three-year return on average equity to a peer group of banks. The Company’s percentile ranking in the peer group is used to adjust the number of PRSUs that are expected to vest.

The table below presents the PRSUs that will vest on a market condition:

	Performance-
	Based Restricted	Monte Carlo
	Stock Units	Valuation of
	Based on a	the Company's
	Market Condition	Stock
Unvested at December 31, 2023	11,245	$22.31
Granted	—	—
Vested	—	—
Forfeited	3,199	26.00
Unvested at March 31, 2024	8,046	$20.85

Unvested at December 31, 2022	10,889	$24.04
Granted	—	—
Vested	—	—
Forfeited	4,087	22.16
Unvested at March 31, 2023	6,802	$25.16

As of March 31, 2024, the Company had $50,000 of unrecognized compensation costs related to the PRSUs that are based on a market condition. The market value of PRSUs that will vest on a market condition is determined by a Monte Carlo valuation of the Company’s stock as of the grant date. Performance will be measured over a three-year performance period and will be cliff vested. The market condition is measured quarterly by comparing the Company’s three-year average total stock return to a peer group of other banks. The Company’s percentile ranking in the peer group determines how many PRSUs will vest.

(13)    Earnings Per Share

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

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2024	2023
Net (loss) income	$(482)	$2,316
Income allocated to participating securities	(1)	(19)
Net (loss) income available to common shareholders	$(483)	$2,297

Weighted-average number of shares used in:
Basic earnings per share	8,588,137	8,774,634
Dilutive common stock equivalents:
Stock options and restricted stock units	42,582	32,110
Diluted earnings per share	8,630,719	8,806,744

Net (loss) income per common share, basic	$(0.06)	$0.26
Net (loss) income per common share, diluted	$(0.06)	$0.26

(14)    Accumulated Other Comprehensive Loss

The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes:

	Unfunded	Unrealized
	Pension	Loss/(Gain) on
(Dollars in thousands)	Liability	Securities	Total
Three months ended March 31, 2024
Balances at beginning of period	$4,466	$1,755	$6,221
Other comprehensive loss, net of taxes	—	396	396
Net current period other comprehensive loss	—	396	396
Balances at end of period	$4,466	$2,151	$6,617

Three months ended March 31, 2023
Balances at beginning of period	$5,746	$1,998	$7,744
Other comprehensive income, net of taxes	—	(337)	(337)
Net current period other comprehensive income	—	(337)	(337)
Balances at end of period	$5,746	$1,661	$7,407

The table below presents the tax effect on each component of accumulated other comprehensive loss:

	Three Months Ended March 31,
	2024			2023
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unrealized loss (gain) on securities	$540	$(144)	$396	$(459)	$122	$(337)
Total	$540	$(144)	$396	$(459)	$122	$(337)

(15)    Revenue Recognition

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

Revenue from contracts with customers is reported in service and other fees in other noninterest income in the Consolidated Statements of Operations. The table below reconciles the revenue from contracts with customers and other revenue reported in those line items:

	Service and
(Dollars in thousands)	Other Fees	Other	Total
Three months ended March 31, 2024
Revenue from contracts with customers	$240	$40	$280
Other revenue	33	34	67
Total	$273	$74	$347

Three months ended March 31, 2023
Revenue from contracts with customers	$275	$42	$317
Other revenue	35	33	68
Total	$310	$75	$385

(16)    Leases

The table below presents lease costs and other information for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023
Lease costs:
Operating lease costs	$666	$705
Short-term lease costs	163	104
Variable lease costs	43	43
Total lease costs	$872	$852

Cash paid for amounts included in measurement of lease liabilities	$195	$769
ROU assets obtained in exchange for new operating lease liabilities	$404	$118

Future minimum rental commitments under noncancellable operating leases are as follows:

March 31,
(Dollars in thousands)	2024
2024	$2,625
2025	2,228
2026	2,086
2027	2,001
2028	1,709
Thereafter	8,910
Total	19,559

Less present value discount	(1,962)
Present value of leases	$17,597

The table below presents additional lease-related information:

	March 31,	March 31,
	2024	2023
Weighted-average remaining lease term (years)	9.76	8.80
Weighted-average discount rate	2.14%	2.09%

(17)    Fair Value

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Assets
Cash and cash equivalents	$90,059	$90,059	$90,059	$—	$—
Investment securities available for sale	19,483	19,483	—	19,483	—
Investment securities held to maturity	677,578	547,290	—	547,290	—
Loans receivable, net	1,309,712	1,095,737	—	—	1,095,737
FHLB stock	12,232	12,232	—	12,232	—
FRB stock	3,182	3,182	—	3,182	—
Accrued interest receivable	6,281	6,281	158	1,472	4,651

Liabilities
Deposits	1,600,148	1,596,514	—	1,072,875	523,639
Advances from the Federal Home Loan Bank	242,000	238,033	—	238,033	—
Advances from the Federal Reserve Bank	50,000	49,815	—	49,815	—
Securities sold under agreements to repurchase	10,000	9,755	—	9,755	—
Accrued interest payable	1,285	1,285	—	537	748

December 31, 2023
Assets
Cash and cash equivalents	$126,659	$126,659	$126,659	$—	$—
Investment securities available for sale	20,171	20,171	—	20,171	—
Investment securities held to maturity	685,728	568,128	—	568,128	—
Loans receivable, net	1,303,431	1,120,704	—	—	1,120,704
FHLB stock	12,192	12,192	—	12,192	—
FRB stock	3,180	3,180	—	3,180	—
Accrued interest receivable	6,105	6,105	79	1,441	4,585

Liabilities
Deposits	1,636,604	1,633,164	—	1,104,171	528,993
Advances from the Federal Home Loan Bank	242,000	238,380	—	238,380	—
Advances from the Federal Reserve Bank	50,000	50,049	—	50,049	—
Securities sold under agreements to repurchase	10,000	9,700	—	9,700	—
Accrued interest payable	1,183	1,183	—	157	1,026

At March 31, 2024 and December 31, 2023, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the Consolidated Financial Statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2024
Investment securities available for sale	$—	$19,483	$—	$19,483

December 31, 2023
Investment securities available for sale	$—	$20,171	$—	$20,171

There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2024 or December 31, 2023.

(18)    Subsequent Events

Hope Bancorp Merger Agreement

On April 26, 2024, Hope Bancorp, Inc., a Delaware corporation (“Hope Bancorp”), and Territorial Bancorp Inc., a Maryland corporation (“Territorial Bancorp”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the merger agreement, Territorial Bancorp shareholders will receive a fixed exchange ratio of 0.8048 share of Hope Bancorp common stock in exchange for each share of Territorial Bancorp common stock they own, in a 100% stock-for-stock transaction valued at approximately $78.6 million, based on the closing price of Hope Bancorp’s common stock on April 26, 2024. The transaction is intended to qualify as a tax-free reorganization for Territorial Bancorp shareholders.

The transaction is subject to regulatory approvals, the approval of Territorial Bancorp shareholders, and the satisfaction of other customary closing conditions.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	factors related to the proposed transaction with Hope Bancorp, including the receipt of regulatory and shareholder approvals, and other customary closing conditions;

●	general economic conditions, internationally, nationally or in our market areas, that are worse than expected;

●	competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

●	adverse changes in the securities or credit markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	a failure to maintain adequate levels of capital and liquidity to support our operations;

●	our ability to successfully integrate acquired entities, if any;

●	changes in consumer demand, spending, borrowing, and savings habits;

●	changes in accounting and auditing policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

●	changes in our organization, compensation, and benefit plans;

●	the timing and amount of revenues that we may recognize;

●	the value and marketability of collateral underlying our loan portfolios;

●	our ability to retain key employees;

●	cyber attacks, computer viruses, and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data or disable our systems;

●	technological changes that may be more difficult or expensive than expected;

●	the ability of third-party providers to perform their obligations to us;

●	the ability of the U.S. Government to manage federal debt limits;

●	the effects of any federal government shutdown;

●	risks, uncertainties and other factors relating to a pandemic, including the length of time that the pandemic continues, the imposition of any restrictions on individual or business activities; the severity and duration

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

Overview

We have historically operated as a traditional thrift institution. The significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit inflows, cash balances at the Federal Reserve Bank, loan and security repayments, advances from the Federal Home Loan Bank and the Federal Reserve Bank, proceeds from securities sold under agreements to repurchase, and proceeds from loan and security sales. As a result, we may be vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets, as occurred in 2023.

We have continued our focus on originating one- to four-family residential real estate loans. Our emphasis on conservative loan underwriting has resulted in continued low levels of nonperforming assets. Our nonperforming assets, which include nonaccrual loans, totaled $2.2 million, or 0.10% of total assets at March 31, 2024 compared to $2.3 million, or 0.10% of total assets at December 31, 2023. We recorded credit loss provisions of $19,000 and a reversal of credit loss provisions of $100,000 during the three months ended March 31, 2024 and 2023, respectively. The credit loss provisions in the three months ended March 31, 2024 was primarily due to an increase in our consumer and commercial loan portfolios, an increase in forecasted charge-offs in the consumer loan portfolio, and a decrease in forecasted prepayments in the commercial loan portfolio. The reversal of credit loss provisions in the three months ended March 31, 2023 was primarily due to an improvement in economic conditions.

Federal Home Loan Bank and Federal Reserve Bank advances remained constant at $242.0 million and $50.0 million, respectively, for the three months ended March 31, 2024. Federal Home Loan Bank advances increased by $105.0 million to $246.0 million during the three months ended March 31, 2023. The increase in FHLB advances was used to enhance our liquidity and to fund deposit withdrawals. We had no Federal Reserve Bank advances at March 31, 2023. Securities sold under agreements to repurchase remained constant at $10.0 million during the three months ended March 31, 2024 and 2023.

Our investments in mortgage-backed securities have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. These entities guarantee the payment of principal and interest on our mortgage-backed securities. As of March 31, 2024 and December 31, 2023, we owned $697.1 million and $705.9 million, respectively, of mortgage-backed securities issued by Freddie Mac, Fannie Mae, and Ginnie Mae. We did not record a provision for credit losses on investment securities during the three months ended March 31, 2024 or 2023 as all our securities were issued either by U.S. government agencies or U.S. government-sponsored enterprises.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023.

Comparison of Financial Condition at March 31, 2024 and December 31, 2023

Assets. At March 31, 2024, our total assets were $2.2 billion, a decrease of $43.6 million, or 2.0%, from December 31, 2023. The decrease in assets was primarily due to a $36.6 million decrease in cash and cash equivalents and an $8.8 million decrease in total investment securities which were partially offset by a $1.1 million increase in total loans.

Cash and Cash Equivalents. Cash and cash equivalents were $90.1 million at March 31, 2024, a decrease of $36.6 million, or 28.9%, since December 31, 2023. The decrease in cash and cash equivalents was primarily caused by a $36.5 million decrease in deposits, as described below.

Loans. Total loans were $1.3 billion at March 31, 2024, or 59.5% of total assets. During the three months ended March 31, 2024, the loan portfolio increased by $1.1 million, or 0.1%. The increase in the loan portfolio primarily occurred as the origination of new loans exceeded principal repayments.

Securities. Total investment securities, including $19.5 million of investment securities available for sale, were $697.1 million at March 31, 2024, or 31.8% of total assets. During the three months ended March 31, 2024, the investment securities portfolio decreased by $8.8 million, or 1.3%. The decrease in the investment securities balance was primarily due to principal repayments. At March 31, 2024, none of the underlying collateral for the securities consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans.

Deposits. Deposits were $1.6 billion at March 31, 2024, a decrease of $36.5 million, or 2.2%, since December 31, 2023. The decrease in deposits was primarily due to decreases of $22.0 million in passbook savings accounts, $8.7 million in checking accounts, $5.2 million in certificates of deposit, and $1.1 million in money market accounts. The decrease in deposits occurred primarily as customers sought higher interest rates than what we offer.

Borrowings. Total borrowings were $302.0 million, at March 31, 2024 and December 31, 2023. Our borrowings consist of advances from the Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) and funds borrowed under securities sold under agreements to repurchase.

Stockholders’ Equity. Total stockholders’ equity was $250.0 million at March 31, 2024, a decrease of $1.1 million, or 0.4%, from $251.1 million at December 31, 2023. The decrease in stockholders’ equity was primarily due to the net loss, an increase in the unrealized loss on available-for-sale securities, and dividends declared.

Average Balance and Yields

The following table sets forth the average balance sheet, yields and rates, and certain other information for the period indicated. No tax-equivalent yield adjustments were made, as we did not hold any tax-free investments. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances and are included with accrual loans in the tables. However, no interest income was attributed to nonaccrual loans. The yields set forth below include the effect of net deferred costs, discounts, and premiums that are amortized or accreted to interest income of $37,000 and $64,000 for the three months ended March 31, 2024 and 2023, respectively.

	For the Three Months Ended March 31,
	2024			2023
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,271,731	$11,635	3.66%	$1,250,060	$10,948	3.50%
Multi-family residential	5,690	67	4.71	4,766	61	5.12
Construction, commercial, and other	12,040	139	4.62	24,041	251	4.18
Home equity loans and lines of credit	8,135	132	6.49	6,279	104	6.63
Other loans	8,222	92	4.48	8,439	90	4.27
Total loans	1,305,818	12,065	3.70	1,293,585	11,454	3.54
Investment securities:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises (2)	702,434	4,313	2.46	740,350	4,540	2.45
Total securities	702,434	4,313	2.46	740,350	4,540	2.45
Other investments	120,104	1,613	5.37	67,217	727	4.33
Total interest-earning assets	2,128,356	17,991	3.38	2,101,152	16,721	3.18
Non-interest-earning assets	88,794			88,719
Total assets	$2,217,150			$2,189,871

Interest-bearing liabilities:
Savings accounts	$732,471	1,315	0.72%	$875,870	346	0.16%
Certificates of deposit	525,835	5,449	4.15	438,593	3,168	2.89
Money market accounts	2,873	1	0.14	5,273	1	0.08
Checking and Super NOW accounts	284,517	14	0.02	296,024	15	0.02
Total interest-bearing deposits	1,545,696	6,779	1.75	1,615,760	3,530	0.87
Federal Home Loan Bank advances	242,000	1,810	2.99	192,333	1,054	2.19
Federal Reserve Bank advances	50,000	595	4.76	—	—	—
Securities sold under agreements to repurchase	10,000	46	1.84	10,000	46	1.84
Total interest-bearing liabilities	1,847,696	9,230	2.00	1,818,093	4,630	1.02
Non-interest-bearing liabilities	116,895			116,103
Total liabilities	1,964,591			1,934,196
Stockholders’ equity	252,559			255,675
Total liabilities and stockholders’ equity	$2,217,150			$2,189,871

Net interest income		$8,761			$12,091
Net interest rate spread (3)			1.38%			2.16%
Net interest-earning assets (4)	$280,660			$283,059
Net interest margin (5)			1.65%			2.30%
Interest-earning assets to interest-bearing liabilities	115.19%			115.57%
(1)	Annualized by using the ratio of the number of months in a year over the number of months in the period.
(2)	Average balance includes loans or investments held to maturity and available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2024 and 2023

General. We had a net loss of $482,000 for the three months ended March 31, 2024, a $2.8 million, or 120.8%, decrease in earnings compared to net income of $2.3 million for the three months ended March 31, 2023. The decrease in earnings was primarily due to a $3.3 million decrease in net interest income, a $447,000 increase in non-interest expense, and a $119,000 increase in credit loss provisions. These decreases in earnings were partially offset by a $1.1 million decrease in income taxes.

Net Interest Income. Net interest income decreased by $3.3 million, or 27.5%, to $8.8 million for the three months ended March 31, 2024 from $12.1 million for the three months ended March 31, 2023. Interest expense increased by $4.6 million or 99.4%, due to a 98 basis point increase in the cost of average interest-bearing liabilities and a $29.6 million increase in the average balance of interest-bearing liabilities. Interest income increased by $1.3 million, or 7.6%, due to a 20 basis point increase in the yield on average interest-earning assets and a $27.2 million increase in the average balance of interest-earning assets. Since the significant majority of our loan and securities portfolios have fixed interest rates, the average rates on these assets have not repriced as quickly as our interest-bearing liabilities during this period of rising market interest rates. The net interest rate spread and net interest margin were 1.38% and 1.65%, respectively, for the three months ended March 31, 2024, compared to 2.16% and 2.30% respectively, for the three months ended March 31, 2023. The decreases in the net interest rate spread and in the net interest margin are attributable to the 98 basis point increase in the cost of average interest-bearing liabilities, which was partially offset by the 20 basis point increase in the yield on average interest-earning assets.

Interest Income. Interest income increased by $1.3 million, or 7.6%, to $18.0 million for the three months ended March 31, 2024 from $16.7 million for the three months ended March 31, 2023. Interest income on other investments increased by $886,000, or 121.9%, to $1.6 million for the three months ended March 31, 2024 from $727,000 for the three months ended March 31, 2023. The increase in interest income on other investments was primarily due to an increase in the interest earned on our cash balances at the FRB. Our average cash balance at the FRB increased by $51.0 million from $53.5 million during the three months ended March 31, 2023, to $104.5 million during the three months ended March 31, 2024. In addition, the yield earned increased from 4.07% for the three months ended March 31, 2023 to 5.02% for the three months ended March 31, 2024. Interest income on loans increased by $611,000, or 5.3%, to $12.1 million for the three months ended March 31, 2024 from $11.5 million for the three months ended March 31, 2023. The increase in interest income on loans occurred because of a 16 basis points, or 4.5%, increase in the yield primarily due to an increase in market rates and a $12.2 million, or 0.9% increase in the average balance of loans which occurred as new loan originations exceeded loan repayments. These increases were partially offset by a decrease in interest income on securities of $227,000, or 5.0%, to $4.3 million for the three months ended March 31, 2024 from $4.5 million for the three months ended March 31, 2023. The decrease in interest income on securities occurred primarily because of a $37.9 million, or 5.1%, decrease in the average balance of securities due to security repayments.

Interest Expense. Interest expense increased by $4.6 million, or 99.4%, to $9.2 million for the three months ended March 31, 2024 from $4.6 million for the three months ended March 31, 2023. Interest expense on interest-bearing deposits increased by $3.2 million, or 92.0%, to $6.8 million for the three months ended March 31, 2024 from $3.5 million for the three months ended March 31, 2023. The increase in interest expense on interest-bearing deposits was primarily due to a 126 basis point increase in the rate paid on certificates of deposit and a $87.2 million increase in the average balance of certificates of deposit. The average rate paid on certificates of deposit increased to 4.15% for the three months ended March 31, 2024, from 2.89% for the three months ended March 31, 2023. Interest expense on savings accounts increased by $969,000, or 280.1%, to $1.3 million for the three months ended March 31, 2024 from $346,000 for the three months ended March 31, 2023. The increase in interest expense on savings accounts occurred primarily because of a 56 basis point increase in the rate which was partially offset by a $143.4 million, or 16.4%, decrease in the average balance of savings accounts. The increase in the rates on certificates of deposit and savings accounts were primarily due to increases in market interest rates. The changes in the average balance of savings accounts and certificates of deposit occurred primarily as customers transferred funds from savings accounts with relatively low interest rates to our certificates of deposit with higher interest rates or withdrew their deposits and sought higher interest rates elsewhere. Interest expense on FHLB advances rose by $756,000, or 71.7%, from $1.1 million for the three months ended March 31, 2023 to $1.8 million for the three months ended March 31, 2024. The increase in interest expense occurred because of an 80 basis point increase in the cost of FHLB advances and a $49.7 million, or

25.8%, increase in the average FHLB advance balance. The increase in the cost and the average balance of FHLB advances was due to additional FHLB advances obtained in 2023 to enhance our liquidity and to fund the decrease in deposits. Interest expense on advances from the FRB was $595,000 for the three months ended March 31, 2024 due to a $50.0 million advance from the FRB Bank Term Funding Program that was obtained to enhance our liquidity and to fund the decrease in deposits. There were no advances from the FRB during the three months ended March 31, 2023.

Provision for Credit Losses. We recorded credit loss provisions of $19,000 and a reversal of credit loss provisions of $100,000 during the three months ended March 31, 2024 and 2023, respectively. The credit loss provisions in the three months ended March 31, 2024 was primarily due to an increase in our consumer and commercial loan portfolios, an increase in forecasted charge-offs in the consumer loan portfolio, and a decrease in forecasted prepayments in the commercial loan portfolio. The reversal of the credit loss provisions in the three months ended March 31, 2023 was primarily due to an improvement in economic conditions. The provisions recorded resulted in ratios of the allowance for credit losses to total loans of 0.39% and 0.40% at March 31, 2024 and 2023, respectively. Nonaccrual loans totaled $2.2 million at March 31, 2024, or 0.17% of total loans at that date, compared to $2.4 million of nonaccrual loans at March 31, 2023, or 0.18% of total loans at that date. Nonaccrual loans as of March 31, 2024 and 2023 consisted primarily of one- to four-family residential real estate loans. The allowance at March 31, 2024 and 2023 reflects management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach. For additional information see Note (6), “Loans Receivable and Allowance for Credit Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income. The following table summarizes changes in noninterest income between the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,		Change
	2024	2023	$ Change	% Change

		(Dollars in thousands)
Service and other fees	$273	$310	$(37)	(11.9)%
Income on bank-owned life insurance	246	203	43	21.2%
Net gain on sale of loans	—	1	(1)	(100.0)%
Other	74	75	(1)	(1.3)%
Total	$593	$589	$4	0.7%

Noninterest Expense. The following table summarizes changes in noninterest expense between the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,		Change
	2024	2023	$ Change	% Change

		(Dollars in thousands)
Salaries and employee benefits	$4,962	$5,404	$(442)	(8.2)%
Occupancy	1,738	1,623	115	7.1%
Equipment	1,323	1,312	11	0.8%
Federal deposit insurance premiums	496	245	251	102.4%
Other general and administrative expenses	1,541	1,029	512	49.8%
Total	$10,060	$9,613	$447	4.6%

Noninterest expense increased by $447,000 for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in other general and administrative expenses was primarily due to increases in legal expenses and other professional fees. The increase in federal deposit insurance premiums was primarily due to an increase in the Federal Deposit Insurance Corporation (FDIC) premium rate retroactive to October 1, 2023. The increase in occupancy expense was primarily due to increases in office building repairs and maintenance expenses. The decrease in salaries and employee benefits was primarily due to a decrease in compensation expense and employee stock ownership plan expenses which was partially offset by an increase in equity incentive plan expenses.

Income Tax (Benefit) Expense. The income tax benefit was $243,000 for the three months ended March 31, 2024, reflecting an effective tax benefit rate of 33.5%, compared to income tax expense of $851,000 for the three months ended March 31, 2023, reflecting an effective tax rate of 26.9%.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary obligations include meeting the borrowing needs of our customers, fulfilling deposit withdrawals, interest payment on deposits, and repayment of borrowings. Our primary sources of funds consist of deposit inflows, cash balances at the FRB, loan and security repayments, advances from the FHLB and FRB, securities sold under agreements to repurchase, and proceeds from loan and security sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions, and competition. We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Executive Vice President and Chief Financial Officer, our Executive Vice President of Finance, and our Vice President and Senior Treasury Analyst, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2024.

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

Our most liquid asset is cash. The amount of this asset is dependent on our operating, financing, lending, and investing activities during any given period. At March 31, 2024, our cash and cash equivalents totaled $90.1 million. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB and FRB, which provide an additional source of funds. We also utilize securities sold under agreements to repurchase as another borrowing source. At March 31, 2024, we had the ability to borrow an additional $613.1 million and $163.5 million from the FHLB and FRB, respectively. In addition, we had the ability to borrow up to $125.1 million, using our unpledged securities as collateral, from the FRB or using securities sold under agreements to repurchase.

Our cash flows are derived from operating activities, investing activities, and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

We had estimated uninsured deposits (in excess of the federal deposit insurance limit of $250,000) of $404.2 million, or 25.3% of total deposits as of March 31, 2024, compared to an estimated $419.4 million, or 25.6% of total deposits as of December 31, 2023.  Our estimate is calculated on the same basis used for regulatory reporting.   We have no deposits that are uninsured for any other reason.

At March 31, 2024, we had $1.7 million in loan commitments outstanding for fixed-rate loans and had $14.8 million in unused lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2024 totaled $504.2 million, or 31.5% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and security sales, brokered deposits, securities sold under agreements to repurchase, and FHLB and FRB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2025. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the three months ended March 31, 2024 and 2023, we originated $19.2 million and $21.2 million of loans, respectively. During the three months ended March 31, 2023, we purchased securities with a face value of $6.8 million. We did not purchase any securities in the three months ended March 31, 2024.

Financing activities consist primarily of activity in deposit accounts, FHLB advances, FRB advances, securities sold under agreements to repurchase, stock repurchases, and dividend payments. We experienced a net decrease in deposits of $36.5 million for the three months ended March 31, 2024. The decrease in deposits occurred primarily as customers sought higher interest rates than what we offer. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. At March 31, 2024 and December 31, 2023, FHLB and FRB advances were $242.0 million and $50.0 million, respectively.

Territorial Bancorp Inc. is a separate legal entity from Territorial Savings Bank and must provide for its own liquidity to pay dividends, repurchase shares of its common stock, and for other corporate purposes. Territorial Bancorp Inc.’s primary source of liquidity is dividend payments from Territorial Savings Bank. The ability of Territorial Savings Bank to pay dividends to Territorial Bancorp Inc. is subject to regulatory requirements. At March 31, 2024, Territorial Bancorp Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $17.5 million.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Territorial Bancorp Inc. is not subject to regulatory capital requirements because its total assets are less than $3.0 billion. At March 31, 2024, Territorial Savings Bank exceeded all of the fully phased in regulatory capital requirements and is considered to be “well capitalized” under regulatory guidelines.

The tables below present the fully-phased in capital required to be considered “well-capitalized” and meet the regulatory capital conservation buffer requirement as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for Territorial Savings Bank and the Company at March 31, 2024 and December 31, 2023:

(Dollars in thousands)	Required Ratio	Actual Amount	Actual Ratio
March 31, 2024:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$239,001	10.79%
Territorial Bancorp Inc.		$256,634	11.58%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$239,001	26.34%
Territorial Bancorp Inc.		$256,634	28.28%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$239,001	26.34%
Territorial Bancorp Inc.		$256,634	28.28%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$244,143	26.91%
Territorial Bancorp Inc.		$261,776	28.84%

December 31, 2023:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$238,972	10.86%
Territorial Bancorp Inc.		$257,307	11.69%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$238,972	26.31%
Territorial Bancorp Inc.		$257,307	28.33%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$238,972	26.31%
Territorial Bancorp Inc.		$257,307	28.33%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$244,093	26.87%
Territorial Bancorp Inc.		$262,428	28.89%
(1)	The required Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios are based on the fully-phased in capital ratios in the Basel III capital regulations plus the 2.50% capital conservation buffer.

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

At March 31, 2024 and December 31, 2023, the Bank’s capital ratios exceeded the minimum capital thresholds for a “well-capitalized” institution. There are no conditions or events that have changed the institution’s category under the capital guidelines.

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

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities, and agreements with respect to investments. Between December 31, 2023 and March 31, 2024, there have not been any material changes in our contractual obligations or funding needs.

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

Because we have historically operated as a traditional thrift institution, the significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit inflows, cash balances at the FRB, loan and security repayments, advances from the FHLB and FRB, our capital, proceeds from securities sold under agreements to repurchase, and proceeds from loan and security sales. In addition, there is little demand for adjustable-rate mortgage loans in the Hawaii market area. This has resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets. During the three months ended March 31, 2023, we obtained $105.0 million of three- to six-year FHLB advances and sold $360,000 of fixed-rate mortgage loans to reduce our interest rate risk. During the three months ended March 31, 2024, we did not obtain any additional advances or sell any fixed-rate mortgage loans.

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

The following table presents our internal calculations of the estimated changes in our EVE as of December 31, 2023 (the latest date for which we have available information) that would result from the designated instantaneous changes in the interest rate yield curve.

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

Interest rates on Freddie Mac mortgage-backed securities increased by 21 basis points between December 31, 2023 and March 31, 2024. The increase in mortgage interest rates has decreased the value of our interest-earning assets.

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

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2024. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2024, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the period ended December 31, 2023 filed with the Securities and Exchange Commission.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)             Not applicable.

(b)             Not applicable.

(c)             Stock Repurchases. There were no repurchases of our shares of common stock during the three months ended March 31, 2024.

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

101

The following materials from Territorial Bancorp Inc.’s Form 10-Q report for the quarter ended March 31, 2024, formatted in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

TERRITORIAL BANCORP INC.
(Registrant)

Date: May 10, 2024	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and
Chief Executive Officer

Date: May 10, 2024	/s/ Melvin M. Miyamoto
Melvin M. Miyamoto
Executive Vice President and Chief Financial Officer