Form 10-Q
period 2024-06-30
Territorial Bancorp Inc.
filed 2024-08-12
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 8,832,210 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of July 31, 2024.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	June 30,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$82,782	$126,659
Investment securities available for sale, at fair value	19,095	20,171
Investment securities held to maturity, at amortized cost (fair value of $535,799 and $568,128 at June 30, 2024 and December 31, 2023, respectively)	666,103	685,728
Loans held for sale	312	—
Loans receivable	1,301,057	1,308,552
Allowance for credit losses	(5,118)	(5,121)
Loans receivable, net of allowance for credit losses	1,295,939	1,303,431
Federal Home Loan Bank stock, at cost	12,007	12,192
Federal Reserve Bank stock, at cost	3,185	3,180
Accrued interest receivable	6,039	6,105
Premises and equipment, net	7,133	7,185
Right-of-use asset, net	12,063	12,371
Bank-owned life insurance	49,133	48,638
Income taxes receivable	1,063	344
Deferred income tax assets, net	2,799	2,457
Prepaid expenses and other assets	7,760	8,211
Total assets	$2,165,413	$2,236,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,572,751	$1,636,604
Advances from the Federal Home Loan Bank	237,000	242,000
Advances from the Federal Reserve Bank	50,000	50,000
Securities sold under agreements to repurchase	10,000	10,000
Accounts payable and accrued expenses	22,699	23,334
Lease liability	17,613	17,297
Advance payments by borrowers for taxes and insurance	6,183	6,351
Total liabilities	1,916,246	1,985,586

Commitments and contingencies: (Note 16)

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 8,832,210 and 8,826,613 shares at June 30, 2024 and December 31, 2023	88	88
Additional paid-in capital	48,105	48,022
Unearned ESOP shares	(2,203)	(2,447)
Retained earnings	209,909	211,644
Accumulated other comprehensive loss	(6,732)	(6,221)
Total stockholders’ equity	249,167	251,086
Total liabilities and stockholders’ equity	$2,165,413	$2,236,672

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest income:
Loans	$12,246	$11,697	$24,311	$23,151
Investment securities	4,257	4,525	8,570	9,065
Other investments	1,590	1,070	3,203	1,797
Total interest income	18,093	17,292	36,084	34,013

Interest expense:
Deposits	7,410	4,323	14,189	7,853
Advances from the Federal Home Loan Bank	1,806	1,832	3,616	2,886
Advances from the Federal Reserve Bank	594	—	1,189	—
Securities sold under agreements to repurchase	45	45	91	91
Total interest expense	9,855	6,200	19,085	10,830

Net interest income	8,238	11,092	16,999	23,183
(Reversal of provision) provision for credit losses	(26)	212	(7)	112

Net interest income after (reversal of provision) provision for credit losses	8,264	10,880	17,006	23,071

Noninterest income:
Service and other fees	339	414	612	724
Income on bank-owned life insurance	249	207	495	410
Net gain on sale of loans	—	9	—	10
Other	72	60	146	135
Total noninterest income	660	690	1,253	1,279

Noninterest expense:
Salaries and employee benefits	4,745	5,143	9,707	10,547
Occupancy	1,768	1,759	3,506	3,382
Equipment	1,329	1,303	2,652	2,615
Federal deposit insurance premiums	393	246	889	491
Other general and administrative expenses	1,749	1,059	3,290	2,088
Total noninterest expense	9,984	9,510	20,044	19,123

(Loss) income before income taxes	(1,060)	2,060	(1,785)	5,227
Income tax (benefit) expense	(285)	563	(528)	1,414
Net (loss) income	$(775)	$1,497	$(1,257)	$3,813

Basic (loss) earnings per share	$(0.09)	$0.17	$(0.15)	$0.44
Diluted (loss) earnings per share	$(0.09)	$0.17	$(0.15)	$0.43
Cash dividends declared per common share	$0.01	$0.23	$0.06	$0.46
Basic weighted-average shares outstanding	8,605,801	8,620,643	8,596,969	8,697,213
Diluted weighted-average shares outstanding	8,605,801	8,658,927	8,596,969	8,740,699

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net (loss) income	$(775)	$1,497	$(1,257)	$3,813

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities	(115)	(314)	(511)	23
Total other comprehensive (loss) income, net of tax	(115)	(314)	(511)	23
Comprehensive (loss) income	$(890)	$1,183	$(1,768)	$3,836

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

						Accumulated
	Common		Additional	Unearned		Other	Total
	Shares	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Shares	Earnings	Loss	Equity
Balance at March 31, 2024	8,826,613	$88	$48,098	$(2,324)	$210,771	$(6,617)	$250,016

Net loss	—	—	—	—	(775)	—	(775)
Other comprehensive loss	—	—	—	—	—	(115)	(115)
Cash dividends declared ($0.01 per share)	—	—	—	—	(87)	—	(87)
Share-based compensation	12,178	—	85	—	—	—	85
Allocation of 12,233 ESOP shares	—	—	(27)	121	—	—	94
Repurchase of shares of common stock	(6,556)	—	(51)	—	—	—	(51)
Cancelled shares	(25)	—	—	—	—	—	—

Balances at June 30, 2024	8,832,210	$88	$48,105	$(2,203)	$209,909	$(6,732)	$249,167

Balances at December 31, 2023	8,826,613	$88	$48,022	$(2,447)	$211,644	$(6,221)	$251,086

Net loss	—	—	—	—	(1,257)	—	(1,257)
Other comprehensive loss	—	—	—	—	—	(511)	(511)
Cash dividends declared ($0.06 per share)	—	—	—	—	(478)	—	(478)
Share-based compensation	12,178	—	166	—	—	—	166
Allocation of 24,467 ESOP shares	—	—	(32)	244	—	—	212
Repurchase of shares of common stock	(6,556)	—	(51)	—	—	—	(51)
Cancelled shares	(25)	—	—	—	—	—	—

Balances at June 30, 2024	8,832,210	$88	$48,105	$(2,203)	$209,909	$(6,732)	$249,167

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

						Accumulated
	Common		Additional	Unearned		Other	Total
	Shares	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Shares	Earnings	Loss	Equity
Balance at March 31, 2023	9,006,551	$90	$50,556	$(2,814)	$213,336	$(7,407)	$253,761

Net income	—	—	—	—	1,497	—	1,497
Other comprehensive loss	—	—	—	—	—	(314)	(314)
Cash dividends declared ($0.23 per share)	—	—	—	—	(1,985)	—	(1,985)
Share-based compensation	8,189	—	44	—	—	—	44
Allocation of 12,233 ESOP shares	—	—	48	123	—	—	171
Repurchase of shares of common stock	(166,229)	(2)	(2,538)	—	—	—	(2,540)

Balances at June 30, 2023	8,848,511	$88	$48,110	$(2,691)	$212,848	$(7,721)	$250,634

Balances at December 31, 2022	9,071,076	$91	$51,825	$(2,936)	$215,314	$(7,744)	$256,550

Net income	—	—	—	—	3,813	—	3,813
Other comprehensive income	—	—	—	—	—	23	23
Cumulative change in accounting principle (1)					(2,319)		(2,319)
Cash dividends declared ($0.46 per share)	—	—	—	—	(3,960)	—	(3,960)
Share-based compensation	12,729	—	2	—	—	—	2
Allocation of 24,467 ESOP shares	—	—	207	245	—	—	452
Repurchase of shares of common stock	(235,294)	(3)	(3,924)	—	—	—	(3,927)

Balances at June 30, 2023	8,848,511	$88	$48,110	$(2,691)	$212,848	$(7,721)	$250,634

(1)	Represents the impact of the adoption of Accounting Standard Update 2016-13.

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(1,257)	$3,813
Adjustments to reconcile net (loss) income to net cash (used in) from operating activities:
(Reversal of provision) provision for credit losses	(7)	112
Depreciation and amortization	482	574
Deferred income tax (benefit) expense	(157)	48
Accretion of fees, discounts, and premiums, net	(191)	(177)
Amortization of right-of-use asset	1,407	1,428
Origination of loans held for sale	(313)	(813)
Proceeds from sales of loans held for sale	—	823
Gain on sale of loans, net	—	(10)
ESOP expense	212	452
Share-based compensation expense	166	2
Net decrease in accrued interest receivable	83	81
Income on bank-owned life insurance	(495)	(410)
Net decrease in prepaid expenses and other assets	454	207
Net decrease in accounts payable and accrued expenses	(632)	(31)
Net decrease in lease liability	(783)	(480)
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(168)	295
Net (decrease) increase in income taxes payable	(719)	662

Net cash (used in) from operating activities	(1,918)	6,576

Cash flows from investing activities:
Purchases of investment securities held to maturity	—	(6,693)
Principal repayments on investment securities held to maturity	19,665	18,931
Principal repayments on investment securities available for sale	403	423
Principal repayments on loans receivable, net of loan originations	7,608	(13,575)
Purchases of Federal Home Loan Bank stock	(40)	(5,887)
Proceeds from redemption of Federal Home Loan Bank stock	225	840
Purchases of Federal Reserve Bank stock	(5)	(7)
Proceeds from redemption of Federal Reserve Bank stock	—	1
Purchases of premises and equipment	(431)	(236)

Net cash from (used in) investing activities	27,425	(6,203)

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from financing activities:
Net decrease in deposits	$(63,853)	$(70,441)
Proceeds from advances from the Federal Home Loan Bank	—	146,000
Repayments of advances from the Federal Home Loan Bank	(5,000)	(21,000)
Proceeds from advances from the Federal Reserve Bank	100,000	—
Repayments of advances from the Federal Reserve Bank	(100,000)	—
Repurchases of common stock	—	(3,805)
Cash dividends paid	(531)	(4,020)

Net cash (used in) from financing activities	(69,384)	46,734

Net change in cash and cash equivalents	(43,877)	47,107

Cash and cash equivalents at beginning of the period	126,659	40,553

Cash and cash equivalents at end of the period	$82,782	$87,660

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$18,610	$10,664
Income taxes	348	705

Supplemental disclosure of noncash investing and financing activities:
Company stock repurchased through stock swap and net settlement transactions	$51	$121
Establishment of right-of-use asset, net of incentives and modifications	1,099	506
Establishment of lease liability, net of modifications	1,099	506

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)      Organization

Territorial Bancorp Inc. (the Company) is a Maryland corporation and is the holding company for Territorial Savings Bank (the Bank). Territorial Savings Bank is a Hawaii state-chartered bank headquartered in Honolulu, Hawaii and is a member of the Federal Reserve System. Territorial Savings Bank had one subsidiary, Territorial Financial Services, Inc., that was dissolved during the six months ended June 30, 2024.

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

Loans receivable are stated at amortized cost which includes the principal amount outstanding, less the allowance for credit losses, deferred loan origination fees and costs, commitment fees, and cumulative net charge-offs. Interest income on loans receivable is accrued as earned. Accrued interest receivable on loans was $4.6 million as of June 30, 2024 and December 31, 2023, and is included in accrued interest receivable on the Consolidated Balance Sheet.

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

The Company’s off-balance sheet credit exposures are comprised of unfunded portions of existing loans, such as lines of credit and construction loans, and commitments to originate loans that are not conditionally cancellable by the Company.  Under the CECL accounting standard, expected credit losses on these amounts are calculated using a forecasted estimate of the likelihood that funding of the unfunded amount/commitment will occur and the historical reversion rate.  Changes to the reserve for off-balance sheet credit exposures are recorded through increases or decreases to the provision for credit losses on the Consolidated Statements of Operations.  There were no reserves for off-balance sheet credit exposures at June 30, 2024 or December 31, 2023.

While management utilizes its best judgment and information available, the adequacy of the ACL and the reserve for off-balance sheet credit exposures is determined by certain factors outside of the Company's control, such as the performance of our portfolios, changes in the economic environment including economic uncertainty, changes in interest rates and loan prepayments, and the view of the regulatory authorities toward classification of assets, the level of ACL, and the reserve for off-balance sheet credit exposures. Additionally, the level of ACL and the reserve for off-balance sheet credit exposures may fluctuate based on the balance and mix of the loan portfolio, changes in loan prepayments and off-balance sheet credit exposures, changes in charge-off rates, and changes in forecasted economic conditions. If actual results differ significantly from our assumptions, our ACL and the reserve for off-balance sheet credit exposures may not be sufficient to cover inherent losses in our loan portfolio, resulting in additions to our ACL and an increase in the provision for credit losses.

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

(3)      Recently Issued and Adopted Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (FASB) issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions to clarify that contractual sale restrictions should not be considered in the measurement of the fair value of an equity security. The Company owns stock in the Federal Reserve Bank (FRB) and in the Federal Home Loan Bank (FHLB), which is valued at historical cost, which also approximates fair value. Ownership of stock is a condition for services the Company receives from the FRB and FHLB. The stock is not publicly traded and can only be issued, exchanged, redeemed or repurchased by the FRB and the FHLB. ASU 2022-03 was effective for fiscal years beginning after December 15, 2023. The Company adopted the standard on January 1, 2024, and it did not have a material effect on its consolidated financial statements.

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

(4)      Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Cash and due from banks	$8,021	$10,471
Interest-earning deposits in other banks	74,761	116,188
Cash and cash equivalents	$82,782	$126,659

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank of San Francisco.

(5)      Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and related ACL of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	ACL
June 30, 2024:
Available-for-sale:
Mortgage-backed securities issued by U.S. government-sponsored enterprises	$22,184	$—	$(3,089)	$19,095	$—
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	666,103	7	(130,311)	535,799	—

Total	$688,287	$7	$(133,400)	$554,894	$—

December 31, 2023:
Available-for-sale:
Mortgage-backed securities issued by U.S. government-sponsored enterprises	$22,563	$—	$(2,392)	$20,171	$—
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	685,728	68	(117,668)	568,128	—

Total	$708,291	$68	$(120,060)	$588,299	$—

The amortized cost and estimated fair value of investment securities by maturity date at June 30, 2024 are shown below. Incorporated in the maturity schedule are mortgage-backed securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Available-for-sale:
Due after 10 years	$22,184	$19,095
Total	$22,184	$19,095

Held-to-maturity:
Due within 5 years	$12	$12
Due after 5 years through 10 years	4	4
Due after 10 years	666,087	535,783
Total	$666,103	$535,799

The Company did not sell any held-to-maturity or available-for-sale securities during the six months ended June 30, 2024 and 2023.

Investment securities with amortized costs of $610.6 million and $555.8 million at June 30, 2024 and December 31, 2023, respectively, were pledged to secure deposits made by state and local governments, securities sold under agreements to repurchase, transaction clearing accounts, and Federal Reserve Bank borrowings. Included in these amounts were $288.1 million and $74.0 million pledged to the Federal Reserve Bank’s discount window at June 30, 2024 and December 31, 2023, respectively, and $51.9 million and $202.1 million pledged to the Federal Reserve Bank’s Bank Term Funding Program at June 30, 2024 and December 31, 2023, respectively.

Provided below is a summary of investment securities which were in an unrealized loss position at June 30, 2024 and December 31, 2023. The Company does not intend to sell securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
June 30, 2024:
Available-for-sale:
Mortgage-backed securities issued by U.S. government-sponsored enterprises	$—	$—	$19,095	$(3,089)	4	$19,095	$(3,089)
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	476	(6)	532,700	(130,305)	154	533,176	(130,311)

Total	$476	$(6)	$551,795	$(133,394)	158	$552,271	$(133,400)

December 31, 2023:
Available-for-sale:
Mortgage-backed securities issued by U.S. government sponsored enterprises	$—	$—	$20,171	$(2,392)	4	$20,171	$(2,392)
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	10,326	(107)	554,514	(117,561)	152	564,840	(117,668)

Total	$10,326	$(107)	$574,685	$(119,953)	156	$585,011	$(120,060)

Mortgage-Backed Securities. The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates subsequent to purchase. All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. Since the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not intend to sell these investments until maturity, and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, no allowance for credit losses was recorded for these securities as of June 30, 2024 or December 31, 2023.

(6)      Loans Receivable and Allowance for Credit Losses

The components of loans receivable, net of allowance for credit losses (ACL) as of June 30, 2024 and December 31, 2023 are as follows:

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Real estate loans:
First mortgages:
One- to four-family residential	$1,265,288	$1,277,544
Multi-family residential	5,488	5,855
Construction, commercial, and other	12,518	11,631
Home equity loans and lines of credit	11,109	7,058
Total real estate loans	1,294,403	1,302,088
Other loans:
Loans on deposit accounts	185	196
Consumer and other loans	8,452	8,257
Total other loans	8,637	8,453

Total loans	1,303,040	1,310,541

Net unearned fees and discounts	(1,983)	(1,989)
Total loans, net of unearned fees and discounts	1,301,057	1,308,552

Allowance for credit losses	(5,118)	(5,121)
Loans receivable, net of allowance for credit losses	$1,295,939	$1,303,431

The table below presents the activity in the allowance for credit losses by portfolio segment:

	Real Estate	Commercial	Consumer
(Dollars in thousands)	Loans	Loans	Loans	Totals
Three months ended June 30, 2024:
Balance, beginning of period	$4,483	$526	$133	$5,142
(Reversal of provision) provision for credit losses	(63)	3	34	(26)
	4,420	529	167	5,116
Charge-offs	(3)	—	(14)	(17)
Recoveries	13	—	6	19
Net recoveries (charge-offs)	10	—	(8)	2
Balance, end of period	$4,430	$529	$159	$5,118

Six months ended June 30, 2024:
Balance, beginning of period	$4,502	$514	$105	$5,121
(Reversal of provision) provision for credit losses	(89)	15	67	(7)
	4,413	529	172	5,114
Charge-offs	(5)	—	(20)	(25)
Recoveries	22	—	7	29
Net recoveries (charge-offs)	17	—	(13)	4
Balance, end of period	$4,430	$529	$159	$5,118

	Real Estate	Commercial	Consumer
(Dollars in thousands)	Loans	Loans	Loans	Unallocated	Totals
Three months ended June 30, 2023:
Balance, beginning of period	$4,629	$417	$81	$—	$5,127
Provision for credit losses	172	19	21	—	212
	4,801	436	102	—	5,339
Charge-offs	(67)	(15)	—	—	(82)
Recoveries	—	5	—	—	5
Net charge-offs	(67)	(10)	—	—	(77)
Balance, end of period	$4,734	$426	$102	$—	$5,262

Six months ended June 30, 2023:
Balance, beginning of period	$1,263	$434	$76	$259	$2,032
Adoption of ASU No. 2016-13	3,393	71	4	(259)	3,209
Provision (reversal of provision) for credit losses	145	(69)	36	—	112
	4,801	436	116	—	5,353
Charge-offs	(67)	(15)	(15)	—	(97)
Recoveries	—	5	1	—	6
Net charge-offs	(67)	(10)	(14)	—	(91)
Balance, end of period	$4,734	$426	$102	$—	$5,262

The reversal of provision for credit losses in the three and six months ended June 30, 2024 was primarily due to a decrease in the loans in the real estate portfolio which was partially offset by an increase in loans in the consumer loan portfolio. The provision for credit losses in the three and six months ended June 30, 2023 was primarily due to a decrease in forecasted prepayments and recoveries in the real estate portfolio which increased estimated future losses on real estate loans.

The Company primarily uses the aging of loans to monitor the credit quality of its loan portfolio. The table below presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans as of June 30, 2024.

							Revolving Loans
	Amortized Cost of Term Loans by Origination Year						Amortized
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
June 30, 2024:
Commercial
30 - 59 days past due	$—	$—	$—	$—	$—	$—	$—	$—
60 - 89 days past due	—	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—	—
Loans not past due	325	592	319	4,757	—	966	1,187	8,146
Total Commercial	325	592	319	4,757	—	966	1,187	8,146

Consumer
30 - 59 days past due	1	—	—	—	—	—	1	2
60 - 89 days past due	—	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—	—
Loans not past due	177	46	62	12	2	48	10,258	10,605
Total Consumer	178	46	62	12	2	48	10,259	10,607

Real Estate
30 - 59 days past due	—	—	152	—	—	255	—	407
60 - 89 days past due	—	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	87	—	87
Loans not past due	26,546	90,431	126,721	277,511	179,258	581,343	—	1,281,810
Total Real Estate	26,546	90,431	126,873	277,511	179,258	581,685	—	1,282,304

Total	$27,049	$91,069	$127,254	$282,280	$179,260	$582,699	$11,446	$1,301,057

The Company did not have any revolving loans that converted to term loans during the six months ended June 30, 2024.

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

The following table presents by loan class and year of origination, the gross charge-offs recorded during the three and six months ended June 30, 2024 and 2023.

(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Three months ended June 30, 2024:
One- to four-family residential mortgages	$—	$—	$—	$—	$—	$3	$3
Loans on deposit accounts	14	—	—	—	—	—	14
Total	$14	$—	$—	$—	$—	$3	$17

Six months ended June 30, 2024:
One- to four-family residential mortgages	$—	$—	$—	$—	$—	$5	$5
Loans on deposit accounts	14	3	—	—	—	—	17
Consumer and other	—	2	—	—	—	1	3
Total	$14	$5	$—	$—	$—	$6	$25

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Three months ended June 30, 2023:
One- to four-family residential mortgages	$—	$—	$—	$—	$10	$57	$67
Consumer and other	12	—	—	—	3	—	15
Total	$12	$—	$—	$—	$13	$57	$82

Six months ended June 30, 2023:
One- to four-family residential mortgages	$—	$—	$—	$—	$10	$57	$67
Consumer and other	27	—	—	—	3	—	30
Total	$27	$—	$—	$—	$13	$57	$97

The table below presents the aging of loans and accrual status by class of loans, net of unearned fees and discounts. Loans with a formal loan payment deferral plan in place are not considered contractually past due or delinquent if the borrower is in compliance with the loan payment deferral plan.

								Loans
								90 Days
								or More
	30 - 59	60 - 89	90 Days or					Past Due
	Days Past	Days Past	More	Total Past	Loans Not	Total	Nonaccrual	and Still
(Dollars in thousands)	Due	Due	Past Due	Due	Past Due	Loans	Loans	Accruing
June 30, 2024:
One- to four-family residential mortgages	$407	$—	$87	$494	$1,262,864	$1,263,358	$1,063	$—
Multi-family residential mortgages	—	—	—	—	5,482	5,482	—	—
Construction, commercial, and other mortgages	—	—	—	—	12,465	12,465	—	—
Home equity loans and lines of credit	—	—	—	—	11,111	11,111	6	—
Loans on deposit accounts	—	—	—	—	185	185	—	—
Consumer and other	2	—	—	2	8,454	8,456	166	—

Total	$409	$—	$87	$496	$1,300,561	$1,301,057	$1,235	$—

December 31, 2023:
One- to four-family residential mortgages	$428	$—	$227	$655	$1,274,960	$1,275,615	$2,079	$—
Multi-family residential mortgages	—	—	—	—	5,848	5,848	—	—
Construction, commercial, and other mortgages	—	—	—	—	11,570	11,570	—	—
Home equity loans and lines of credit	—	—	—	—	7,060	7,060	11	—
Loans on deposit accounts	—	—	—	—	196	196	—	—
Consumer and other	4	—	—	4	8,259	8,263	170	—

Total	$432	$—	$227	$659	$1,307,893	$1,308,552	$2,260	$—

The table below presents the amortized cost basis of loans on nonaccrual status as of June 30, 2024 and December 31, 2023.

(Dollars in thousands)	Nonaccrual Loans With a Related ACL	Nonaccrual Loans Without a Related ACL	Total Nonaccrual Loans
June 30, 2024
One- to four-family residential mortgages	$948	$115	$1,063
Home equity loans and lines of credit	6	—	6
Consumer and other	166	—	166
Total Nonaccrual Loans and Leases	$1,120	$115	$1,235

December 31, 2023:
One- to four-family residential mortgages	$1,030	$1,049	$2,079
Home equity loans and lines of credit	11	—	11
Consumer and other	170	—	170
Total Nonaccrual Loans and Leases	$1,211	$1,049	$2,260

All payments received while on nonaccrual status are applied against the principal balance of the loan.

When a mortgage loan becomes seriously delinquent (90 days or more contractually past due), it displays weaknesses that may result in a loss. As a loan becomes more delinquent, the likelihood of the borrower repaying the loan decreases and the loan becomes more collateral dependent. A mortgage loan becomes collateral dependent when the proceeds for repayment can be expected to come only from the sale or operation of the collateral and not from borrower repayments. Generally, appraisals are obtained after a loan becomes collateral dependent or is four months delinquent. The carrying value of collateral-dependent loans is adjusted to the fair value of the collateral less selling costs. Any commercial real estate, commercial, construction or equity loan that has a loan balance in excess of a specified amount is also periodically reviewed to determine whether the loan exhibits any weaknesses and is performing in accordance with its contractual terms. The amortized cost basis of collateral-dependent loans, excluding accrued interest receivable, was $87,000 and $227,000 at June 30, 2024 and December 31, 2023, respectively. These loans were collateralized by residential real estate in Hawaii. As of June 30, 2024 and December 31, 2023, the fair value of the collateral less selling costs of these collateral-dependent loans exceeded the amortized cost basis. There was no ACL on collateral-dependent loans.

The Company had no real estate owned as of June 30, 2024 or December 31, 2023. There was one one- to four-family residential mortgage loan for $87,000 in the process of foreclosure at June 30, 2024. There were two one- to four-family residential mortgage loans totaling $227,000 in the process of foreclosure at December 31, 2023.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the six months ended June 30, 2023, the Company sold mortgage loans held for sale with principal balances of $827,000 and recognized a gain of $10,000. The Company did not sell any mortgage loans in the six months ended June 30, 2024. The Company had one loan held for sale with a book value of $312,000 at June 30, 2024 and no loans held for sale at June 30, 2023.

The Company serviced loans for others with principal balances of $32.1 million at June 30, 2024 and $33.2 million at December 31, 2023. Of these amounts, $18.8 million and $19.3 million of loan balances relate to securitizations for which the Company continues to hold the related mortgage-backed securities at June 30, 2024 and December 31, 2023, respectively. The amount of contractually specified servicing fees earned for the three months ended June 30, 2024 and 2023 was $21,000 and $23,000, respectively. The amount of contractually specified servicing fees earned for the six months ended June 30, 2024 and 2023 was $43,000 and $46,000, respectively. The fees are reported in service and other fees in the Consolidated Statements of Operations.

(7)Advances from the Federal Home Loan Bank

Federal Home Loan Bank advances are secured by a blanket pledge on the Bank’s assets not otherwise pledged. At June 30, 2024 and December 31, 2023, our credit limit with the FHLB of Des Moines was equal to 45% of Territorial Savings Bank’s total assets and we had the capacity to borrow an additional $593.5 million and $612.6 million, respectively.

Advances outstanding consisted of the following:

	June 30, 2024		December 31, 2023
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Due within one year	$92,000	1.74%	$82,000	1.40%
Due over 1 year to 2 years	40,000	2.41	45,000	2.87
Due over 2 years to 3 years	30,000	4.28	20,000	3.20
Due over 3 years to 4 years	70,000	4.32	30,000	4.24
Due over 4 years to 5 years	5,000	4.38	60,000	4.32
Due over 5 years to 6 years	—	—	5,000	4.38
Total	$237,000	2.99%	$242,000	2.96%

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

Advances outstanding consisted of the following:

	June 30, 2024		December 31, 2023
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Due within one year	$50,000	4.76%	$50,000	4.89%
Total	$50,000	4.76%	$50,000	4.89%

(9)      Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset. Securities sold under agreements to repurchase are summarized as follows:

	June 30, 2024		December 31, 2023
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
1 year or less	$10,000	1.81%	$5,000	1.88%
Over 1 year to 2 years	—	—	5,000	1.73
Total	$10,000	1.81%	$10,000	1.81%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at June 30, 2024. The amount at risk is the greater of the carrying value or fair value over the repurchase liability and refers to the potential loss to the Company if the secured lender fails to return the security at the maturity date of the agreement. All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government agencies or U.S. government-sponsored enterprises. The fair value of the securities pledged must exceed the repurchase liability by 5.00%. In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$13,764	$11,475	$10,000	$3,764	6

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
June 30, 2024:
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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity. The shares committed to be released are considered outstanding for earnings per share computations. Compensation expense recognized for the three months ended June 30, 2024 and 2023 amounted to $94,000 and $171,000, respectively. Compensation expense recognized for the six months ended June 30, 2024 and 2023 amounted to $212,000 and $452,000, respectively.

Shares held by the ESOP trust were as follows:

	June 30,	December 31,
	2024	2023
Allocated shares	644,405	619,938
Unearned shares	220,198	244,665
Total ESOP shares	864,603	864,603
Fair value of unearned shares, in thousands	$1,784	$2,728

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits. For the three months ended June 30, 2024 and 2023, we reversed $39,000 and $28,000, respectively, and for the six months ended June 30, 2024 and 2023, we reversed $28,000 and $21,000, respectively, for the ESOP restoration plan.

(12)    Share-Based Compensation

The shareholders of Territorial Bancorp Inc. adopted the 2010 Equity Incentive Plan and the 2019 Equity Incentive Plan. These plans provide for the award of stock options and restricted stock to key officers and directors. In accordance with the Compensation – Stock Compensation topic of the FASB ASC, the cost of the equity incentive plans is based on the fair value of the awards on the grant date. The fair value of time-based restricted stock is based on the closing price of the Company’s stock on the grant date. The fair value of performance-based stock that will vest based on a performance condition is based on the closing price of the Company’s stock on the date of grant. The fair value of performance-based restricted stock that will vest on a market condition is based on a Monte Carlo valuation of the Company’s stock on the date of grant. The cost of the awards will be recognized on a straight-line basis over the three-year vesting period during which participants are required to provide services in exchange for the awards. There are 4,949 remaining shares available for new awards under the 2019 Equity Plan.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Compensation expense	$85	$44	$166	$2
Income tax benefit	23	12	45	1

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

The table below presents the time-based restricted stock activity:

		Weighted
	Time-Based	Average Grant
	Restricted	Date Fair
	Stock	Value
Unvested at December 31, 2023	25,738	$21.61
Granted	26,664	7.03
Vested	12,178	22.83
Forfeited	—	—
Unvested at June 30, 2024	40,224	$11.57

Unvested at December 31, 2022	23,664	$24.15
Granted	14,803	19.29
Vested	12,729	23.64
Forfeited	—	—
Unvested at June 30, 2023	25,738	$21.61

As of June 30, 2024, the Company had $414,000 of unrecognized compensation costs related to time-based restricted stock.

The table below presents the PRSUs that will vest on a performance condition:

	Performance-
	Based Restricted
	Stock Units	Weighted
	Based on a	Average Grant
	Performance	Date Fair
	Condition	Value
Unvested at December 31, 2023	44,967	$22.85
Granted	31,995	7.03
Vested	—	—
Forfeited	12,797	26.77
Unvested at June 30, 2024	64,165	$14.18

Unvested at December 31, 2022	43,557	$23.63
Granted	17,758	19.29
Vested	—	—
Forfeited	16,348	21.05
Unvested at June 30, 2023	44,967	$22.85

The fair value of these PRSUs is based on the fair value of the Company’s stock on the date of grant. As of June 30, 2024, the Company had $139,000 of unrecognized compensation costs related to the newly granted PRSUs. Additional compensation expense up to $457,000 may be recognized in the future if achievement of the performance condition becomes probable for previously issued grants. Performance will be measured over a three-year performance period and will be cliff vested. The performance condition is measured quarterly by comparing the Company’s three-year return on average equity to a peer group of banks. The Company’s percentile ranking in the peer group is used to adjust the number of PRSUs that are expected to vest.

The table below presents the PRSUs that will vest on a market condition:

	Performance-
	Based Restricted	Monte Carlo
	Stock Units	Valuation of
	Based on a	the Company's
	Market Condition	Stock
Unvested at December 31, 2023	11,245	$22.31
Granted	8,000	5.55
Vested	—	—
Forfeited	3,199	26.00
Unvested at June 30, 2024	16,046	$13.22

Unvested at December 31, 2022	10,889	$24.04
Granted	4,443	17.95
Vested	—	—
Forfeited	4,087	22.16
Unvested at June 30, 2023	11,245	$22.31

As of June 30, 2024, the Company had $67,000 of unrecognized compensation costs related to the PRSUs that are based on a market condition. The market value of PRSUs that will vest on a market condition is determined by a Monte Carlo valuation of the Company’s stock as of the grant date. Performance will be measured over a three-year performance period and will be cliff vested. The market condition is measured quarterly by comparing the Company’s three-year average total stock return to a peer group of other banks. The Company’s percentile ranking in the peer group determines how many PRSUs will vest.

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

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Net (loss) income	$(775)	$1,497	$(1,257)	$3,813
Income allocated to participating securities	—	(9)	—	(28)
Net (loss) income available to common shareholders	$(775)	$1,488	$(1,257)	$3,785

Weighted-average number of shares used in:
Basic earnings per share	8,605,801	8,620,643	8,596,969	8,697,213
Dilutive common stock equivalents:
Stock options and restricted stock units	—	38,284	—	43,486
Diluted earnings per share	8,605,801	8,658,927	8,596,969	8,740,699

Net (loss) income per common share, basic	$(0.09)	$0.17	$(0.15)	$0.44
Net (loss) income per common share, diluted	$(0.09)	$0.17	$(0.15)	$0.43

Dilutive common stock equivalents were not included in calculating the net loss per share for the three months and six months ended June 30, 2024 because these equivalents are anti-dilutive.

(14)    Accumulated Other Comprehensive Loss

The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes:

	Unfunded	Unrealized
	Pension	Loss/(Gain) on
(Dollars in thousands)	Liability	Securities	Total
Three months ended June 30, 2024
Balances at beginning of period	$4,466	$2,151	$6,617
Other comprehensive loss, net of taxes	—	115	115
Net current period other comprehensive loss	—	115	115
Balances at end of period	$4,466	$2,266	$6,732

Three months ended June 30, 2023
Balances at beginning of period	$5,746	$1,661	$7,407
Other comprehensive loss, net of taxes	—	314	314
Net current period other comprehensive loss	—	314	314
Balances at end of period	$5,746	$1,975	$7,721

Six months ended June 30, 2024
Balances at beginning of period	$4,466	$1,755	$6,221
Other comprehensive loss, net of taxes	—	511	511
Net current period other comprehensive loss	—	511	511
Balances at end of period	$4,466	$2,266	$6,732

Six months ended June 30, 2023
Balances at beginning of period	$5,746	$1,998	$7,744
Other comprehensive income, net of taxes	—	(23)	(23)
Net current period other comprehensive income	—	(23)	(23)
Balances at end of period	$5,746	$1,975	$7,721

The table below presents the tax effect on each component of accumulated other comprehensive loss:

	Three Months Ended June 30,
	2024			2023
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unrealized loss on securities	$157	$(42)	$115	$428	$(114)	$314
Total	$157	$(42)	$115	$428	$(114)	$314

	Six Months Ended June 30,
	2024			2023
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unrealized loss (gain) on securities	$697	$(186)	$511	$(31)	$8	$(23)
Total	$697	$(186)	$511	$(31)	$8	$(23)

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

Revenue from contracts with customers is reported in service and other fees in other noninterest income in the Consolidated Statements of Operations. The table below reconciles the revenue from contracts with customers and other revenue reported in those line items:

	Service and
(Dollars in thousands)	Other Fees	Other	Total
Three months ended June 30, 2024
Revenue from contracts with customers	$306	$37	$343
Other revenue	33	35	68
Total	$339	$72	$411

Three months ended June 30, 2023
Revenue from contracts with customers	$377	$27	$404
Other revenue	37	33	70
Total	$414	$60	$474

Six months ended June 30, 2024
Revenue from contracts with customers	$546	$77	$623
Other revenue	66	69	135
Total	$612	$146	$758

Six months ended June 30, 2023
Revenue from contracts with customers	$652	$69	$721
Other revenue	72	66	138
Total	$724	$135	$859

(16)    Leases

The table below presents lease costs and other information for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Lease costs:
Operating lease costs	$723	$690	$1,389	$1,395
Short-term lease costs	131	111	294	215
Variable lease costs	36	34	79	77
Total lease costs	$890	$835	$1,762	$1,687

Cash paid for amounts included in measurement of lease liabilities	$779	$(139)	$974	$630
ROU assets obtained in exchange for new operating lease liabilities	$695	$388	$1,099	$506

Future minimum rental commitments under noncancellable operating leases are as follows:

June 30,
(Dollars in thousands)	2024
2024	$1,477
2025	2,378
2026	2,224
2027	2,155
2028	1,902
Thereafter	9,422
Total	19,558

Less present value discount	(1,945)
Present value of leases	$17,613

The table below presents additional lease-related information:

	June 30,	June 30,
	2024	2023
Weighted-average remaining lease term (years)	9.57	8.99
Weighted-average discount rate	2.22%	2.14%

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2024
Assets
Cash and cash equivalents	$82,782	$82,782	$82,782	$—	$—
Investment securities available for sale	19,095	19,095	—	19,095	—
Investment securities held to maturity	666,103	535,799	—	535,799	—
Loans held for sale	312	319	—	319	—
Loans receivable, net	1,301,057	1,082,564	—	—	1,082,564
FHLB stock	12,007	12,007	—	12,007	—
FRB stock	3,185	3,185	—	3,185	—
Accrued interest receivable	6,039	6,039	61	1,396	4,582

Liabilities
Deposits	1,572,751	1,569,681	—	1,040,743	528,938
Advances from the Federal Home Loan Bank	237,000	233,922	—	233,922	—
Advances from the Federal Reserve Bank	50,000	49,850	—	49,850	—
Securities sold under agreements to repurchase	10,000	9,837	—	9,837	—
Accrued interest payable	1,625	1,625	—	1,105	520

December 31, 2023
Assets
Cash and cash equivalents	$126,659	$126,659	$126,659	$—	$—
Investment securities available for sale	20,171	20,171	—	20,171	—
Investment securities held to maturity	685,728	568,128	—	568,128	—
Loans receivable, net	1,303,431	1,120,704	—	—	1,120,704
FHLB stock	12,192	12,192	—	12,192	—
FRB stock	3,180	3,180	—	3,180	—
Accrued interest receivable	6,105	6,105	79	1,441	4,585

Liabilities
Deposits	1,636,604	1,633,164	—	1,104,171	528,993
Advances from the Federal Home Loan Bank	242,000	238,380	—	238,380	—
Advances from the Federal Reserve Bank	50,000	50,049	—	50,049	—
Securities sold under agreements to repurchase	10,000	9,700	—	9,700	—
Accrued interest payable	1,183	1,183	—	157	1,026

At June 30, 2024 and December 31, 2023, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the Consolidated Financial Statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2024
Investment securities available for sale	$—	$19,095	$—	$19,095

December 31, 2023
Investment securities available for sale	$—	$20,171	$—	$20,171

There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2024 or December 31, 2023.

(18)    Subsequent Events

On July 26, 2024, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.01 per share of common stock. The dividend is expected to be paid on August 23, 2024 to stockholders of record as of August 9, 2024.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Hope Bancorp Merger Agreement

On April 26, 2024, Hope Bancorp, Inc., a Delaware corporation (“Hope Bancorp”), and the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the merger agreement, the Company’s shareholders will receive a fixed exchange ratio of 0.8048 share of Hope Bancorp common stock in exchange for each share of the Company’s common stock they own, in a 100% stock-for-stock transaction valued at approximately $78.6 million, based on the closing price of Hope Bancorp’s common stock on April 26, 2024. The transaction is intended to qualify as a tax-free reorganization for the Company’s shareholders.

The transaction is subject to regulatory approvals, the approval of the Company’s shareholders, and the satisfaction of other customary closing conditions.

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

We have continued our focus on originating one- to four-family residential real estate loans. Our emphasis on conservative loan underwriting has resulted in continued low levels of nonperforming assets. Our nonperforming assets, which include nonaccrual loans, totaled $1.2 million, or 0.06% of total assets at June 30, 2024 compared to $2.3 million, or 0.10% of total assets at December 31, 2023. We recorded a reversal of provision for credit losses of $7,000 and a provision for credit losses of $112,000 during the six months ended June 30, 2024 and 2023, respectively. The reversal of provision for credit losses in the six months ended June 30, 2024 was primarily due to a decrease in the loans in the real estate portfolio which was partially offset by an increase in loans in the consumer loan portfolio. The provision for credit losses in the six months ended June 30, 2023 was primarily due to decreases in forecasted prepayments and recoveries in the real estate portfolio which increased estimated future losses on real estate loans.

Federal Home Loan Bank advances decreased by $5.0 million to $237.0 million and Federal Reserve Bank advances remained constant at $50.0 million for the six months ended June 30, 2024. Federal Home Loan Bank advances had a net increase of $125.0 million to $266.0 million during the six months ended June 30, 2023. The increase in FHLB advances was used to enhance our liquidity and to fund deposit withdrawals. We had no Federal Reserve Bank advances at June 30, 2023. Securities sold under agreements to repurchase remained constant at $10.0 million during the six months ended June 30, 2024 and 2023.

Our investments in mortgage-backed securities have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. These entities guarantee the payment of principal and interest on our mortgage-backed securities. As of June 30, 2024 and December 31, 2023, we owned $685.2 million and $705.9 million, respectively, of mortgage-backed securities issued by Freddie Mac, Fannie Mae, and Ginnie Mae. We did not record a provision for credit losses on investment securities during the six months ended June 30, 2024 or 2023 as all our securities were issued either by U.S. government agencies or U.S. government-sponsored enterprises.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023.

Comparison of Financial Condition at June 30, 2024 and December 31, 2023

Assets. At June 30, 2024, our total assets were $2.2 billion, a decrease of $71.3 million, or 3.2%, from December 31, 2023. The decrease in assets was primarily due to a $43.9 million decrease in cash and cash equivalents, a $20.7 million decrease in total investment securities, and a $7.2 million decrease in total loans.

Cash and Cash Equivalents. Cash and cash equivalents were $82.8 million at June 30, 2024, a decrease of $43.9 million, or 34.6%, since December 31, 2023. The decrease in cash and cash equivalents was primarily caused by a $63.9 million decrease in deposits which was partially offset by a $20.7 million decrease in total investment securities, which is described below.

Loans. Total loans were $1.3 billion at June 30, 2024, or 59.9% of total assets. During the six months ended June 30, 2024, the loan portfolio decreased by $7.2 million, or 0.6%. The decrease in the loan portfolio primarily occurred as principal repayments exceeded the origination of new loans.

Securities. Total investment securities, including $19.1 million of investment securities available for sale, were $685.2 million at June 30, 2024, or 31.6% of total assets. During the six months ended June 30, 2024, the investment securities portfolio decreased by $20.7 million, or 2.9%. The decrease in the investment securities balance was primarily due to principal repayments. At June 30, 2024, none of the underlying collateral for the securities consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans.

Deposits. Deposits were $1.6 billion at June 30, 2024, a decrease of $63.9 million, or 3.9%, since December 31, 2023. The decrease in deposits was primarily due to decreases of $37.5 million in passbook savings accounts, $25.7 million in checking accounts, and $1.3 million in money market accounts. The decrease in deposits occurred primarily as customers sought higher interest rates than what we offer.

Borrowings. Total borrowings were $297.0 million at June 30, 2024, a decrease of $5.0 million, or 1.7%, since December 31, 2023. Our borrowings consist of advances from the Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) and funds borrowed under securities sold under agreements to repurchase.

Stockholders’ Equity. Total stockholders’ equity was $249.2 million at June 30, 2024, a decrease of $1.9 million, or 0.8%, from $251.1 million at December 31, 2023. The decrease in stockholders’ equity was primarily due to the net loss, an increase in the unrealized loss on available-for-sale securities, and dividends declared.

Average Balance and Yields

The following table sets forth the average balance sheet, yields and rates, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as we did not hold any tax-free investments. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances and are included with accrual loans in the tables. However, no interest income was attributed to nonaccrual loans. The yields set forth below include the effect of net deferred costs, discounts, and premiums that are amortized or accreted to interest income of $88,000 and $126,000 for the three and six months ended June 30, 2024, respectively, and $38,000 and $102,000 for the three and six months ended June 30, 2023, respectively.

	For the Three Months Ended June 30,
	2024			2023
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,269,469	$11,784	3.71%	$1,258,199	$11,188	3.56%
Multi-family residential	5,536	64	4.62	6,158	72	4.68
Construction, commercial, and other	12,292	141	4.59	21,913	223	4.07
Home equity loans and lines of credit	9,981	159	6.37	7,194	125	6.95
Other loans	8,592	98	4.56	8,294	89	4.29
Total loans	1,305,870	12,246	3.75	1,301,758	11,697	3.59
Investment securities:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises (2)	691,876	4,257	2.46	732,722	4,525	2.47
Total securities	691,876	4,257	2.46	732,722	4,525	2.47
Other investments	115,202	1,590	5.52	89,683	1,070	4.77
Total interest-earning assets	2,112,948	18,093	3.43	2,124,163	17,292	3.26
Non-interest-earning assets	89,162			88,649
Total assets	$2,202,110			$2,212,812

Interest-bearing liabilities:
Savings accounts	$707,269	1,529	0.86%	$811,118	480	0.24%
Certificates of deposit	546,093	5,866	4.30	464,015	3,827	3.30
Money market accounts	2,421	—	—	5,148	1	0.08
Checking and Super NOW accounts	276,131	15	0.02	291,879	15	0.02
Total interest-bearing deposits	1,531,914	7,410	1.93	1,572,160	4,323	1.10
Federal Home Loan Bank advances	240,902	1,806	3.00	261,385	1,832	2.80
Federal Reserve Bank advances	50,000	594	4.75	—	—
Securities sold under agreements to repurchase	10,000	45	1.80	10,000	45	1.80
Total interest-bearing liabilities	1,832,816	9,855	2.15	1,843,545	6,200	1.35
Non-interest-bearing liabilities	117,691			116,238
Total liabilities	1,950,507			1,959,783
Stockholders’ equity	251,603			253,029
Total liabilities and stockholders’ equity	$2,202,110			$2,212,812

Net interest income		$8,238			$11,092
Net interest rate spread (3)			1.28%			1.91%
Net interest-earning assets (4)	$280,132			$280,618
Net interest margin (5)			1.56%			2.09%
Interest-earning assets to interest-bearing liabilities	115.28%			115.22%
(1)	Annualized by using the ratio of the number of months in a year over the number of months in the period.
(2)	Average balance includes loans or investments held to maturity and available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2024			2023
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,270,600	$23,419	3.69%	$1,254,152	$22,136	3.53%
Multi-family residential	5,613	131	4.67	5,466	133	4.87
Construction, commercial, and other	12,166	280	4.60	22,971	474	4.13
Home equity loans and lines of credit	9,058	291	6.43	6,739	229	6.80
Other loans	8,407	190	4.52	8,366	179	4.28
Total loans	1,305,844	24,311	3.72	1,297,694	23,151	3.57
Investment securities:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises (2)	697,155	8,570	2.46	736,515	9,065	2.46
Total securities	697,155	8,570	2.46	736,515	9,065	2.46
Other investments	117,653	3,203	5.44	78,512	1,797	4.58
Total interest-earning assets	2,120,652	36,084	3.40	2,112,721	34,013	3.22
Non-interest-earning assets	88,978			88,684
Total assets	$2,209,630			$2,201,405

Interest-bearing liabilities:
Savings accounts	$719,870	2,844	0.79%	$843,315	826	0.20%
Certificates of deposit	535,964	11,315	4.22	451,374	6,995	3.10
Money market accounts	2,647	1	0.08	5,210	2	0.08
Checking and Super NOW accounts	280,324	29	0.02	293,940	30	0.02
Total interest-bearing deposits	1,538,805	14,189	1.84	1,593,839	7,853	0.99
Federal Home Loan Bank advances	241,451	3,616	3.00	227,050	2,886	2.54
Federal Reserve Bank advances	50,000	1,189	4.76	—	—	—
Securities sold under agreements to repurchase	10,000	91	1.82	10,000	91	1.82
Total interest-bearing liabilities	1,840,256	19,085	2.07	1,830,889	10,830	1.18
Non-interest-bearing liabilities	117,293			116,171
Total liabilities	1,957,549			1,947,060
Stockholders’ equity	252,081			254,345
Total liabilities and stockholders’ equity	$2,209,630			$2,201,405

Net interest income		$16,999			$23,183
Net interest rate spread (3)			1.33%			2.04%
Net interest-earning assets (4)	$280,396			$281,832
Net interest margin (5)			1.60%			2.19%
Interest-earning assets to interest-bearing liabilities	115.24%			115.39%
(1)	Annualized by using the ratio of the number of months in a year over the number of months in the period.
(2)	Average balance includes loans or investments held to maturity and available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2024 and 2023

General. We had a net loss of $775,000 for the three months ended June 30, 2024, a $2.3 million, or 151.8%, decrease in earnings compared to net income of $1.5 million for the three months ended June 30, 2023. The decrease in net income was primarily due to a $2.9 million decrease in net interest income and a $474,000 increase in noninterest expense. Theses decreases to net income were partially offset by an $848,000 decrease in income tax expense and a $238,000 decrease in the provision for credit losses.

Net Interest Income. Net interest income decreased by $2.9 million, or 25.7%, to $8.2 million for the three months ended June 30, 2024 from $11.1 million for the three months ended June 30, 2023. Interest expense increased by $3.7 million, or 59.0%, due to an 80 basis point increase in the cost of average interest-bearing liabilities which was partially offset by a $10.7 million decrease in the average balance of interest-bearing liabilities. Interest income increased by $801,000, or 4.6%, due to a 17 basis point increase in the yield on average interest-earning assets which was partially offset by an $11.2 million decrease in the average balance of interest-earning assets. Since the significant majority of our loan and securities portfolios have fixed interest rates, the average rates on these assets have not repriced as quickly as our interest-bearing liabilities during this period of rising market interest rates. The net interest rate spread and net interest margin were 1.28% and 1.56%, respectively, for the three months ended June 30, 2024, compared to 1.91% and 2.09%, respectively, for the three months ended June 30, 2023. The decrease in the net interest rate spread and in the net interest margin are attributable to the 80 basis point increase in the cost of average interest-bearing liabilities, which was partially offset by the 17 basis point increase in the yield of average interest-earning assets.

Interest Income. Interest income increased by $801,000, or 4.6%, to $18.1 million for the three months ended June 30, 2024 from $17.3 million for the three months ended June 30, 2023. Interest income on loans increased by $549,000, or 4.7%, from $11.7 million for the three months ended June 30, 2023 to $12.2 million for the three months ended June 30, 2024. The increase in interest income on loans occurred because of a 16 basis point increase in the yield and a $4.1 million, or 0.3%, increase in the average balance of loans which occurred as new loan originations exceeded loan repayments. Interest income on other investments increased by $520,000, or 48.6%, to $1.6 million for the three months ended June 30, 2024 from $1.1 million for the three months ended June 30, 2023. The increase in interest income on other investments was primarily due to an increase in the interest earned on our cash balances at the FRB. Our average cash balance at the FRB increased by $26.1 million from $73.3 million for the three months ended June 30, 2023, to $99.5 million for the three months ended June 30, 2024. In addition, the yield earned increased from 4.65% for the three months ended June 30, 2023 to 5.10% for the three months ended June 30, 2024. These increases to interest income was partially offset by a decrease in interest income on investment securities of $268,000, or 5.9%, from $4.5 million for the three months ended June 30, 2023 to $4.3 million for the three months ended June 30, 2024. The decrease in interest income on investment securities was primarily due to a $40.8 million decrease in the average balance that was primarily due to principal repayments.

Interest Expense. Interest expense increased by $3.7 million, or 59.0%, to $9.9 million for the three months ended June 30, 2024 from $6.2 million for the three months ended June 30, 2023. Interest expense on interest-bearing deposits increased by $3.1 million, or 71.4%, to $7.4 million for the three months ended June 30, 2024 from $4.3 million for the three months ended June 30, 2023. The increase in interest expense on interest-bearing deposits was primarily due to a 100 basis point increase in the rate paid on certificates of deposit and a $82.1 million, or 17.7%, increase in the average balance of certificates of deposit. The rate paid on certificates of deposit increased to 4.30% for the three months ended June 30, 2024 from 3.30% for the three months ended June 30, 2023, primarily due to increases in market interest rates. Interest expense on savings accounts increased by $1.0 million, or 218.5%, to $1.5 million for the three months ended June 30, 2024 from $480,000 for the three months ended June 30, 2023. The increase in interest expense on savings accounts occurred primarily because of a 62 basis point increase in the rate which was partially offset by a $103.8 million, or 12.8%, decrease in the average balance of savings accounts. The increase in the rates on certificates of deposit and savings accounts were primarily due to increases in market interest rates. The changes in the average balance of savings accounts and certificates of deposit occurred primarily as customers transferred funds from savings accounts with relatively low interest rates to our certificates of deposit with higher interest rates or withdrew their deposits and sought higher interest rates elsewhere. Interest expense on FRB advances was $594,000 for the three months ended June 30, 2024 due to a $50.0 million advance from the FRB Bank Term Funding Program that was obtained to enhance our liquidity and to fund the decrease in deposits. There were no advances from the FRB during the three months ended June 30, 2023.

Provision for Credit Losses. We recorded a reversal of provision for credit losses of $26,000 and a provision for credit losses of $212,000 for the three months ended June 30, 2024 and 2023, respectively. The reversal of provision for credit losses in the three months ended June 30, 2024 was primarily due to a decrease in the loans in the real estate portfolio which was partially offset by an increase in loans in the consumer loan portfolio. The provision for credit losses in the three months ended June 30, 2023 was primarily due to decreases in forecasted prepayments and recoveries in the real estate portfolio which increased estimated future losses on real estate loans. The provisions recorded resulted in the ratios of the allowance for credit losses to total loans of 0.39% and 0.40% at June 30, 2024 and 2023, respectively. Nonaccrual loans totaled $1.2 million at June 30, 2024, or 0.09% of total loans at that date, compared to $2.3 million of nonaccrual loans at June 30, 2023, or 0.18% of total loans at that date. Nonaccrual loans as of June 30, 2024 and 2023 consisted primarily of one- to four-family residential real estate loans. The allowance at June 30, 2024 and 2023 reflects management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach. For additional information, see Note (6), “Loans Receivable and Allowance for Credit Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income. The following table summarizes changes in noninterest income between the three months ended June 30, 2024 and 2023.

	Three Months Ended
	June 30,		Change
	2024	2023	$ Change	% Change

		(Dollars in thousands)
Service and other fees	$339	$414	$(75)	(18.1)%
Income on bank-owned life insurance	249	207	42	20.3%
Net gain on sale of loans	—	9	(9)	100.0%
Other	72	60	12	20.0%
Total	$660	$690	$(30)	(4.3)%

Noninterest income decreased by $30,000 for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Service and other fees decreased primarily due to a decrease in broker fee income, appraisal fee income, and NOW return item fees. The increase in bank-owned life insurance income was primarily due to higher market interest rates.

Noninterest Expense. The following table summarizes changes in noninterest expense between the three months ended June 30, 2024 and 2023.

	Three Months Ended
	June 30,		Change
	2024	2023	$ Change	% Change

		(Dollars in thousands)
Salaries and employee benefits	$4,745	$5,143	$(398)	(7.7)%
Occupancy	1,768	1,759	9	0.5%
Equipment	1,329	1,303	26	2.0%
Federal deposit insurance premiums	393	246	147	59.8%
Other general and administrative expenses	1,749	1,059	690	65.2%
Total	$9,984	$9,510	$474	5.0%

Noninterest expense increased by $474,000 for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Other general and administrative expenses increased primarily due to increases in merger related legal and consulting expenses. The increase in federal deposit insurance premiums was primarily due to an increase in the Federal Deposit Insurance Corporation (FDIC) premium rate. The decrease in salaries and employee benefits was primarily due to a decrease in compensation expense and benefit expenses which was partially offset by a decrease in deferred salary expense for originating new loans.

Income Tax (Benefit) Expense. The income tax benefit was $285,000 for the three months ended June 30, 2024, reflecting an effective tax benefit rate of 26.9%, compared to income tax expense of $563,000 for the three months ended June 30, 2023, reflecting an effective tax rate of 27.3%.

Comparison of Operating Results for the Six Months Ended June 30, 2024 and 2023

General. We had a net loss of $1.3 million for the six months ended June 30, 2024, a $5.1 million, or 133.0%, decrease in earnings compared to net income of $3.8 million for the six months ended June 30, 2023. The decrease in earnings was primarily due to a $6.2 million decrease in net interest income and a $921,000 increase in non-interest expense. These decreases in earnings were partially offset by a $1.9 million decrease in income taxes and a $119,000 decrease in the provision for credit losses.

Net Interest Income. Net interest income decreased by $6.2 million, or 26.7%, to $17.0 million for the six months ended June 30, 2024 from $23.2 million for the six months ended June 30, 2023. Interest expense increased by $8.3 million or 76.2%, due to an 89 basis point increase in the cost of average interest-bearing liabilities and a $9.4 million increase in the average balance of interest-bearing liabilities. Interest income increased by $2.1 million, or 6.1%, due to an 18 basis point increase in the yield on average interest-earning assets and a $7.9 million increase in the average balance of interest-earning assets. Since the significant majority of our loan and securities portfolios have fixed interest rates, the average rates on these assets have not repriced as quickly as our interest-bearing liabilities during this period of rising market interest rates. The net interest rate spread and net interest margin were 1.33% and 1.60%, respectively, for the six months ended June 30, 2024, compared to 2.04% and 2.19% respectively, for the six months ended June 30, 2023. The decreases in the net interest rate spread and in the net interest margin are attributable to the 89 basis point increase in the cost of average interest-bearing liabilities, which was partially offset by the 18 basis point increase in the yield on average interest-earning assets.

Interest Income. Interest income increased by $2.1 million, or 6.1%, to $36.1 million for the six months ended June 30, 2024 from $34.0 million for the six months ended June 30, 2023. Interest income on other investments increased by $1.4 million, or 78.2%, to $3.2 million for the six months ended June 30, 2024 from $1.8 million for the six months ended June 30, 2023. The increase in interest income on other investments was primarily due to an increase in the interest earned on our cash balances at the FRB. Our average cash balance at the FRB increased by $38.6 million from $63.4 million during the six months ended June 30, 2023, to $102.0 million during the six months ended June 30, 2024. In addition, the yield earned increased from 4.40% for the six months ended June 30, 2023 to 5.06% for the six months ended June 30, 2024. Interest income on loans increased by $1.2 million, or 5.0%, to $24.3 million for the six months ended June 30, 2024 from $23.2 million for the six months ended June 30, 2023. The increase in interest income on loans occurred because of a 15 basis point increase in the yield and an $8.2 million, or 0.6%, increase in the average balance of loans which occurred as new loan originations exceeded loan repayments. These increases to interest income was partially offset by a decrease in interest income on investment securities by $495,000, or 5.5% from $9.1 million for the six months ended June 30, 2023 to $8.6 million for the six months ended June 30, 2024. The decrease in interest income on investment securities was primarily due to a $39.4 million decrease in the average balance that was primarily due to principal repayments.

Interest Expense. Interest expense increased by $8.3 million, or 76.2%, to $19.1 million for the six months ended June 30, 2024 from $10.8 million for the six months ended June 30, 2023. Interest expense on interest-bearing deposits increased by $6.3 million, or 80.7%, to $14.2 million for the six months ended June 30, 2024 from $7.9 million for the six months ended June 30, 2023. The increase in interest expense on interest-bearing deposits was primarily due to a 112 basis point increase in the rate paid on certificates of deposit and an $84.6 million increase in the average balance of certificates of deposit. The average rate paid on certificates of deposit increased to 4.22% for the six months ended June 30, 2024, from 3.10% for the six months ended June 30, 2023. Interest expense on savings accounts increased by $2.0 million, or 244.3%, to $2.8 million for the six months ended June 30, 2024 from $826,000 for the six months ended June 30, 2023. The increase in interest expense on savings accounts occurred primarily because of a 59 basis point increase in the rate which was partially offset by a $123.4 million, or 14.6%, decrease in the average balance of savings accounts. The increase in the rates on certificates of deposit and savings accounts were primarily due to increases in market interest rates. The changes in the average balance of savings accounts and certificates of deposit occurred primarily as customers transferred funds from savings accounts with relatively low interest rates to our certificates of deposit with higher interest rates or withdrew their deposits and sought higher interest rates elsewhere. Interest expense on advances from the FRB was $1.2 million for the six months ended June 30, 2024 due to a $50.0 million advance from the FRB Bank Term Funding Program that was obtained to enhance our liquidity and to fund the decrease in deposits. There were no advances from the FRB during the six months ended June 30, 2023. Interest expense on FHLB advances rose by $730,000, or 25.3%, from $2.9 million for the six months ended June 30, 2023 to $3.6 million for the six months ended June 30, 2024. The increase in interest expense occurred because of a 46 basis point increase in the cost of FHLB advances and a $14.4 million, or 6.3%, increase in the average FHLB advance balance.

Provision for Credit Losses. We recorded a reversal of provision for credit losses of $7,000 and a provision for credit losses of $112,000 during the six months ended June 30, 2024 and 2023, respectively. The reversal of provision for credit losses in the six months ended June 30, 2024 was primarily due to a decrease in the loans in the real estate portfolio which was partially offset by an increase in loans in the consumer loan portfolio. The provision for credit losses in the six months ended June 30, 2023 was primarily due to decreases in forecasted prepayments and recoveries in the real estate portfolio which increased estimated future losses on real estate loans. The provisions recorded resulted in ratios of the allowance for credit losses to total loans of 0.39% and 0.40% at June 30, 2024 and 2023, respectively. Nonaccrual loans totaled $1.2 million at June 30, 2024, or 0.09% of total loans at that date, compared to $2.3 million of nonaccrual loans at June 30, 2023, or 0.18% of total loans at that date. Nonaccrual loans as of June 30, 2024 and 2023 consisted primarily of one- to four-family residential real estate loans. The allowance at June 30, 2024 and 2023 reflects management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach. For additional information see Note (6), “Loans Receivable and Allowance for Credit Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income. The following table summarizes changes in noninterest income between the six months ended June 30, 2024 and 2023.

	Six Months Ended
	June 30,		Change
	2024	2023	$ Change	% Change

		(Dollars in thousands)
Service and other fees	$612	$724	$(112)	(15.5)%
Income on bank-owned life insurance	495	410	85	20.7%
Net gain on sale of loans	—	10	(10)	(100.0)%
Other	146	135	11	8.1%
Total	$1,253	$1,279	$(26)	(2.0)%

Noninterest income decreased by $26,000 for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Service and other fees decreased primarily due to a decrease in broker fee income, appraisal fee income, and NOW return item fees. The increase in bank-owned life insurance income was primarily due to higher market interest rates.

Noninterest Expense. The following table summarizes changes in noninterest expense between the six months ended June 30, 2024 and 2023.

	Six Months Ended
	June 30,		Change
	2024	2023	$ Change	% Change

		(Dollars in thousands)
Salaries and employee benefits	$9,707	$10,547	$(840)	(8.0)%
Occupancy	3,506	3,382	124	3.7%
Equipment	2,652	2,615	37	1.4%
Federal deposit insurance premiums	889	491	398	81.1%
Other general and administrative expenses	3,290	2,088	1,202	57.6%
Total	$20,044	$19,123	$921	4.8%

Noninterest expense increased by $921,000 for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Other general and administrative expenses increased primarily due to increases in merger related legal and consulting expenses. The increase in federal deposit insurance premiums was primarily due to an increase in the FDIC premium rate retroactive to October 1, 2023. The increase in occupancy expense was primarily due to an increase in office repairs and maintenance expense. The decrease in salaries and employee benefits was primarily due to a decrease in compensation expense and benefit expenses which was partially offset by a decrease in deferred salary expense for originating new loans.

Income Tax (Benefit) Expense. The income tax benefit was $528,000 for the six months ended June 30, 2024, reflecting an effective tax benefit rate of 29.6%, compared to income tax expense of $1.4 million for the six months ended June 30, 2023, reflecting an effective tax rate of 27.1%.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary obligations include meeting the borrowing needs of our customers, fulfilling deposit withdrawals, interest payment on deposits, and repayment of borrowings. Our primary sources of funds consist of deposit inflows, cash balances at the FRB, loan and security repayments, advances from the FHLB and FRB, securities sold under agreements to repurchase, and proceeds from loan and security sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions, and competition. We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Executive Vice President and Chief Financial Officer, our Executive Vice President of Finance, and our Vice President and Senior Treasury Analyst, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2024.

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

Our most liquid asset is cash. The amount of this asset is dependent on our operating, financing, lending, and investing activities during any given period. At June 30, 2024, our cash and cash equivalents totaled $82.8 million. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB and FRB, which provide an additional source of funds. We also utilize securities sold under agreements to repurchase as another borrowing source. At June 30, 2024, we had the ability to borrow an additional $593.5 million and $224.4 million from the FHLB and FRB, respectively. In addition, we had the ability to borrow up to $58.5 million, using our unpledged securities as collateral, from the FRB or using securities sold under agreements to repurchase.

Our cash flows are derived from operating activities, investing activities, and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

We had estimated uninsured deposits (in excess of the federal deposit insurance limit of $250,000) of $394.1 million, or 25.1% of total deposits as of June 30, 2024, compared to an estimated $419.4 million, or 25.6% of total

deposits as of December 31, 2023.  Our estimate is calculated on the same basis used for regulatory reporting.   We have no deposits that are uninsured for any other reason.

At June 30, 2024, we had $925,000 in loan commitments outstanding for fixed-rate loans and had $15.2 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2024 totaled $511.3 million, or 32.5% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and security sales, brokered deposits, securities sold under agreements to repurchase, and FHLB and FRB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2025. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the six months ended June 30, 2024 and 2023, we originated $34.9 million and $55.5 million of loans, respectively. During the six months ended June 30, 2023, we purchased securities with a face value of $6.8 million. We did not purchase any securities in the six months ended June 30, 2024.

Financing activities consist primarily of activity in deposit accounts, FHLB advances, FRB advances, securities sold under agreements to repurchase, stock repurchases, and dividend payments. We experienced a net decrease in deposits of $63.9 million for the six months ended June 30, 2024. The decrease in deposits occurred primarily as customers sought higher interest rates than what we offer. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. At June 30, 2024, FHLB and FRB advances were $237.0 million and $50.0 million, respectively. At December 31, 2023, FHLB and FRB advances were $242.0 million and $50.0 million, respectively.

Territorial Bancorp Inc. is a separate legal entity from Territorial Savings Bank and must provide for its own liquidity to pay dividends, repurchase shares of its common stock, and for other corporate purposes. Territorial Bancorp Inc.’s primary source of liquidity is dividend payments from Territorial Savings Bank. The ability of Territorial Savings Bank to pay dividends to Territorial Bancorp Inc. is subject to regulatory requirements. At June 30, 2024, Territorial Bancorp Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $16.4 million.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Territorial Bancorp Inc. is not subject to regulatory capital requirements because its total assets are less than $3.0 billion. At June 30, 2024, Territorial Savings Bank exceeded all of the fully phased in regulatory capital requirements and is considered to be “well capitalized” under regulatory guidelines.

The tables below present the fully-phased in capital required to be considered “well-capitalized” and meet the regulatory capital conservation buffer requirement as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for Territorial Savings Bank and the Company at June 30, 2024 and December 31, 2023:

(Dollars in thousands)	Required Ratio	Actual Amount	Actual Ratio
June 30, 2024:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$238,931	10.85%
Territorial Bancorp Inc.		$255,901	11.62%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$238,931	26.54%
Territorial Bancorp Inc.		$255,901	28.42%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$238,931	26.54%
Territorial Bancorp Inc.		$255,901	28.42%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$244,049	27.11%
Territorial Bancorp Inc.		$261,019	28.98%

December 31, 2023:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$238,972	10.86%
Territorial Bancorp Inc.		$257,307	11.69%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$238,972	26.31%
Territorial Bancorp Inc.		$257,307	28.33%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$238,972	26.31%
Territorial Bancorp Inc.		$257,307	28.33%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$244,093	26.87%
Territorial Bancorp Inc.		$262,428	28.89%
(1)	The required Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios are based on the fully-phased in capital ratios in the Basel III capital regulations plus the 2.50% capital conservation buffer.

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

At June 30, 2024 and December 31, 2023, the Bank’s capital ratios exceeded the minimum capital thresholds for a “well-capitalized” institution. There are no conditions or events that have changed the institution’s category under the capital guidelines.

Depending on the amount of dividends to be paid, the Bank is required to either notify or make application to the Federal Reserve Bank before dividends are paid to the Company.

The federal banking agencies, including the Federal Reserve Board, are required to establish a “community bank leverage ratio” between 8% to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion. Institutions with capital meeting the specified requirements and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk based requirements. The federal regulators have currently adopted 9% as the applicable ratio. We have not elected to follow the alternative framework.

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

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities, and agreements with respect to investments. Between December 31, 2023 and June 30, 2024, there have not been any material changes in our contractual obligations or funding needs.

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

The following table presents our internal calculations of the estimated changes in our EVE as of March 31, 2024 (the latest date for which we have available information) that would result from the designated instantaneous changes in the interest rate yield curve.

					Increase
					(Decrease) in
		Estimated		EVE Ratio as a	EVE Ratio as a
Change in		Increase		Percent of	Percent of
Interest Rates	Estimated EVE	(Decrease) in	Percentage	Present Value	Present Value of
(bp) (1)	(2)	EVE	Change in EVE	of Assets (3)(4)	Assets (3)(4)
(Dollars in thousands)
+400	$(31,821)	$(204,616)	(118.42)%	(2.15)%	(11.47)%
+300	$13,197	$(159,598)	(92.36)%	0.85%	(8.47)%
+200	$62,787	$(110,008)	(63.66)%	3.80%	(5.52)%
+100	$116,510	$(56,285)	(32.57)%	6.66%	(2.66)%
0	$172,795	$—	—%	9.32%	—%
-100	$226,616	$53,821	31.15%	11.54%	2.22%
-200	$276,798	$104,003	60.19%	13.34%	4.02%
-300	$317,456	$144,661	83.72%	14.54%	5.22%
-400	$314,354	$141,559	81.92%	13.95%	4.63%
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Interest rates on Freddie Mac mortgage-backed securities increased by 23 basis points between March 31, 2024 and June 30, 2024. The increase in mortgage interest rates has decreased the value of our interest-earning assets.

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

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2024. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2024, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)             Not applicable.

(b)             Not applicable.

(c)             Stock Repurchases. The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended June 30, 2024.

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average Price	Part of Publicly	That May Yet be
	of Shares	Paid per	Announced Plans or	Purchased Under the
Period	Purchased (1)	Share	Programs	Plans or Programs
April 1, 2024 through April 30, 2024	6,556	$7.82	—	$—
May 1, 2024 through May 31, 2024	—	—	—	—
June 1, 2024 through June 30, 2024	—	—	—	—

Total	6,556	$7.82	—	$—

(1)	Represents shares acquired by the Company to settle the payment of taxes in connection with restricted stock vesting.

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

101

The following materials from Territorial Bancorp Inc.’s Form 10-Q report for the quarter ended June 30, 2024, formatted in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

TERRITORIAL BANCORP INC.
(Registrant)

Date: August 12, 2024	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and
Chief Executive Officer

Date: August 12, 2024	/s/ Melvin M. Miyamoto
Melvin M. Miyamoto
Executive Vice President and Chief Financial Officer