Form 10-Q
period 2024-09-30
Territorial Bancorp Inc.
filed 2024-11-13
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 8,832,210 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of October 31, 2024.

TERRITORIAL BANCORP INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	September 30,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$143,128	$126,659
Investment securities available for sale, at fair value	19,920	20,171
Investment securities held to maturity, at amortized cost (fair value of $552,222 and $568,128 at September 30, 2024 and December 31, 2023, respectively)	654,349	685,728
Loans receivable	1,287,688	1,308,552
Allowance for credit losses	(5,055)	(5,121)
Loans receivable, net of allowance for credit losses	1,282,633	1,303,431
Federal Home Loan Bank stock, at cost	9,307	12,192
Federal Reserve Bank stock, at cost	3,187	3,180
Accrued interest receivable	6,056	6,105
Premises and equipment, net	7,257	7,185
Right-of-use asset, net	11,613	12,371
Bank-owned life insurance	49,388	48,638
Income taxes receivable	1,832	344
Deferred income tax assets, net	2,465	2,457
Prepaid expenses and other assets	7,297	8,211
Total assets	$2,198,432	$2,236,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,670,281	$1,636,604
Advances from the Federal Home Loan Bank	177,000	242,000
Advances from the Federal Reserve Bank	50,000	50,000
Securities sold under agreements to repurchase	10,000	10,000
Accounts payable and accrued expenses	22,176	23,334
Lease liability	17,090	17,297
Advance payments by borrowers for taxes and insurance	3,148	6,351
Total liabilities	1,949,695	1,985,586

Commitments and contingencies: (Note 16)

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 8,832,210 and 8,826,613 shares at September 30, 2024 and December 31, 2023	88	88
Additional paid-in capital	48,163	48,022
Unearned ESOP shares	(2,079)	(2,447)
Retained earnings	208,504	211,644
Accumulated other comprehensive loss	(5,939)	(6,221)
Total stockholders’ equity	248,737	251,086
Total liabilities and stockholders’ equity	$2,198,432	$2,236,672

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest income:
Loans	$12,229	$11,886	$36,540	$35,037
Investment securities	4,183	4,447	12,753	13,512
Other investments	1,901	1,051	5,104	2,848
Total interest income	18,313	17,384	54,397	51,397

Interest expense:
Deposits	8,469	5,408	22,658	13,261
Advances from the Federal Home Loan Bank	1,714	1,896	5,330	4,782
Advances from the Federal Reserve Bank	600	—	1,789	—
Securities sold under agreements to repurchase	46	46	137	137
Total interest expense	10,829	7,350	29,914	18,180

Net interest income	7,484	10,034	24,483	33,217
Provision (reversal of provision) for credit losses	29	(259)	22	(147)

Net interest income after provision (reversal of provision) for credit losses	7,455	10,293	24,461	33,364

Noninterest income:
Service and other fees	273	298	885	1,022
Income on bank-owned life insurance	255	218	750	628
Net gain on sale of loans	19	—	19	10
Other	69	73	215	208
Total noninterest income	616	589	1,869	1,868

Noninterest expense:
Salaries and employee benefits	4,899	5,176	14,606	15,723
Occupancy	1,813	1,819	5,319	5,201
Equipment	1,335	1,263	3,987	3,878
Federal deposit insurance premiums	392	246	1,281	737
Other general and administrative expenses	1,561	1,163	4,851	3,251
Total noninterest expense	10,000	9,667	30,044	28,790

(Loss) income before income taxes	(1,929)	1,215	(3,714)	6,442
Income tax (benefit) expense	(611)	335	(1,139)	1,749
Net (loss) income	$(1,318)	$880	$(2,575)	$4,693

Basic (loss) earnings per share	$(0.15)	$0.10	$(0.30)	$0.54
Diluted (loss) earnings per share	$(0.15)	$0.10	$(0.30)	$0.53
Cash dividends declared per common share	$0.01	$0.23	$0.07	$0.69
Basic weighted-average shares outstanding	8,618,155	8,577,632	8,604,082	8,656,915
Diluted weighted-average shares outstanding	8,618,155	8,610,289	8,604,082	8,705,784

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net (loss) income	$(1,318)	$880	$(2,575)	$4,693

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	793	(780)	282	(757)
Total other comprehensive income (loss), net of tax	793	(780)	282	(757)
Comprehensive (loss) income	$(525)	$100	$(2,293)	$3,936

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

						Accumulated
	Common		Additional	Unearned		Other	Total
	Shares	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Shares	Earnings	Loss	Equity
Balance at June 30, 2024	8,832,210	$88	$48,105	$(2,203)	$209,909	$(6,732)	$249,167

Net loss	—	—	—	—	(1,318)	—	(1,318)
Other comprehensive income	—	—	—	—	—	793	793
Cash dividends declared ($0.01 per share)	—	—	—	—	(87)	—	(87)
Share-based compensation	—	—	65	—	—	—	65
Allocation of 12,233 ESOP shares	—	—	(7)	124	—	—	117

Balances at September 30, 2024	8,832,210	$88	$48,163	$(2,079)	$208,504	$(5,939)	$248,737

Balances at December 31, 2023	8,826,613	$88	$48,022	$(2,447)	$211,644	$(6,221)	$251,086

Net loss	—	—	—	—	(2,575)	—	(2,575)
Other comprehensive income	—	—	—	—	—	282	282
Cash dividends declared ($0.07 per share)	—	—	—	—	(565)	—	(565)
Share-based compensation	12,178	—	231	—	—	—	231
Allocation of 36,700 ESOP shares	—	—	(39)	368	—	—	329
Repurchase of shares of common stock	(6,556)	—	(51)	—	—	—	(51)
Cancelled shares	(25)	—	—	—	—	—	—

Balances at September 30, 2024	8,832,210	$88	$48,163	$(2,079)	$208,504	$(5,939)	$248,737

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

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(2,575)	$4,693
Adjustments to reconcile net (loss) income to net cash (used in) from operating activities:
Provision (reversal of provision) for credit losses	22	(147)
Depreciation and amortization	711	839
Deferred income tax benefit	(111)	(492)
Accretion of fees, discounts, and premiums, net	(312)	(267)
Amortization of right-of-use asset	2,120	2,124
Origination of loans held for sale	(861)	(813)
Proceeds from sales of loans held for sale	880	823
Gain on sale of loans, net	(19)	(10)
Net loss on disposal of premises and equipment	—	5
ESOP expense	329	588
Share-based compensation expense	231	90
Net increase in accrued interest receivable	(21)	(62)
Income on bank-owned life insurance	(750)	(629)
Net decrease (increase) in prepaid expenses and other assets	914	(103)
Net (decrease) increase in accounts payable and accrued expenses	(1,157)	137
Net (decrease) increase in lease liability	(1,569)	1,500
Net decrease in advance payments by borrowers for taxes and insurance	(3,203)	(2,326)
Net decrease in income taxes payable	(1,488)	(359)

Net cash (used in) from operating activities	(6,859)	5,591

Cash flows from investing activities:
Purchases of investment securities held to maturity	—	(6,693)
Principal repayments on investment securities held to maturity	31,456	28,900
Principal repayments on investment securities available for sale	674	686
Principal repayments on loans receivable, net of loan originations	21,043	(14,516)
Purchases of Federal Home Loan Bank stock	(40)	(5,887)
Proceeds from redemption of Federal Home Loan Bank stock	2,925	1,240
Purchases of Federal Reserve Bank stock	(7)	(8)
Proceeds from redemption of Federal Reserve Bank stock	—	1
Purchases of premises and equipment	(783)	(592)

Net cash from investing activities	55,268	3,131

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from financing activities:
Net increase (decrease) in deposits	$33,677	$(65,139)
Proceeds from advances from the Federal Home Loan Bank	—	146,000
Repayments of advances from the Federal Home Loan Bank	(65,000)	(31,000)
Proceeds from advances from the Federal Reserve Bank	100,000	—
Repayments of advances from the Federal Reserve Bank	(100,000)	—
Purchase of Fed Funds	—	20
Sale of Fed Funds	—	(20)
Repurchases of common stock	—	(4,026)
Cash dividends paid	(617)	(5,988)

Net cash (used in) from financing activities	(31,940)	39,847

Net change in cash and cash equivalents	16,469	48,569

Cash and cash equivalents at beginning of the period	126,659	40,553

Cash and cash equivalents at end of the period	$143,128	$89,122

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$28,654	$17,405
Income taxes	459	2,600

Supplemental disclosure of noncash investing and financing activities:
Company stock repurchased through stock swap and net settlement transactions	$51	$122
Establishment of right-of-use asset, net of incentives and modifications	1,362	590
Establishment of lease liability, net of modifications	1,362	590

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)      Organization

Territorial Bancorp Inc. (the Company) is a Maryland corporation and is the holding company for Territorial Savings Bank (the Bank). Territorial Savings Bank is a Hawaii state-chartered bank headquartered in Honolulu, Hawaii and is a member of the Federal Reserve System. Territorial Savings Bank had one subsidiary, Territorial Financial Services, Inc., that was dissolved during the nine months ended September 30, 2024.

(2)    Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Territorial Bancorp Inc. have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim condensed consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed as part of the Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments necessary for a fair presentation have been made and consist only of normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the full year or for any other period.

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

Loans receivable are stated at amortized cost which includes the principal amount outstanding, less the allowance for credit losses, deferred loan origination fees and costs, commitment fees, and cumulative net charge-offs. Interest income on loans receivable is accrued as earned. Accrued interest receivable on loans was $4.4 million and $4.6 million as of September 30, 2024 and December 31, 2023, respectively, and is included in accrued interest receivable on the Consolidated Balance Sheet.

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

The Company’s off-balance sheet credit exposures are comprised of unfunded portions of existing loans, such as lines of credit and construction loans, and commitments to originate loans that are not conditionally cancellable by the Company.  Under the CECL accounting standard, expected credit losses on these amounts are calculated using a forecasted estimate of the likelihood that funding of the unfunded amount/commitment will occur and the historical reversion rate.  Changes to the reserve for off-balance sheet credit exposures are recorded through increases or decreases to the provision for credit losses on the Consolidated Statements of Operations.  The Company had $900 in reserves for off-balance sheet credit exposures at September 30, 2024 and no reserves for off-balance sheet credit exposures at December 31, 2023.

While management utilizes its best judgment and information available, the adequacy of the ACL and the reserve for off-balance sheet credit exposures is determined by certain factors outside of the Company's control, such as the performance of our portfolios, changes in the economic environment including economic uncertainty, changes in interest rates and loan prepayments, and the view of the regulatory authorities toward classification of assets, the level of ACL, and the reserve for off-balance sheet credit exposures. Additionally, the level of ACL and the reserve for off-balance sheet credit exposures may fluctuate based on the balance and mix of the loan portfolio, changes in loan prepayments and off-balance sheet credit exposures, changes in charge-off rates, and changes in forecasted economic conditions. If actual results differ significantly from our assumptions, our ACL and the reserve for off-balance sheet credit exposures may not be sufficient to cover losses in our loan portfolio, resulting in additions to our ACL and an increase in the provision for credit losses.

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

(3)      Recently Issued and Adopted Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (FASB) issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, to clarify that contractual sale restrictions should not be considered in the measurement of the fair value of an equity security. The Company owns stock in the Federal Reserve Bank (FRB) and in the Federal Home Loan Bank (FHLB), which is valued at historical cost, which also approximates fair value. Ownership of stock is a condition for services the Company receives from the FRB and FHLB. The stock is not publicly traded and can only be issued, exchanged, redeemed or repurchased by the FRB and the FHLB. ASU 2022-03 was effective for fiscal years beginning after December 15, 2023. The Company adopted the standard on January 1, 2024, and it did not have a material effect on its consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the U.S. Securities and Exchange Commission’s (SEC) Disclosure Update and Simplification Initiative. The ASU is intended to clarify or improve disclosure and presentation requirements of a variety of topics. Many of the amendments will allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements and align the requirements in the FASB Accounting Standard Codification with the SEC’s regulations. The Company is currently evaluating the effects that ASU 2023-06 will have on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU is intended to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis to enable investors to develop more decision-useful financial analyses. This ASU will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements, though certain incremental disclosures will be required.

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

(4)      Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Cash and due from banks	$7,635	$10,471
Interest-earning deposits in other banks	135,493	116,188
Cash and cash equivalents	$143,128	$126,659

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank of San Francisco.

(5)      Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and related ACL of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	ACL
September 30, 2024:
Available-for-sale:
Mortgage-backed securities issued by U.S. government-sponsored enterprises	$21,927	$—	$(2,007)	$19,920	$—
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	654,349	102	(102,229)	552,222	—

Total	$676,276	$102	$(104,236)	$572,142	$—

December 31, 2023:
Available-for-sale:
Mortgage-backed securities issued by U.S. government-sponsored enterprises	$22,563	$—	$(2,392)	$20,171	$—
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	685,728	68	(117,668)	568,128	—

Total	$708,291	$68	$(120,060)	$588,299	$—

The amortized cost and estimated fair value of investment securities by maturity date at September 30, 2024 are shown below. Incorporated in the maturity schedule are mortgage-backed securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Available-for-sale:
Due after 10 years	$21,927	$19,920
Total	$21,927	$19,920

Held-to-maturity:
Due within 5 years	$10	$10
Due after 5 years through 10 years	8	8
Due after 10 years	654,331	552,204
Total	$654,349	$552,222

The Company did not sell any held-to-maturity or available-for-sale securities during the nine months ended September 30, 2024 and 2023.

Investment securities with amortized costs of $597.4 million and $555.8 million at September 30, 2024 and December 31, 2023, respectively, were pledged to secure deposits made by state and local governments, securities sold under agreements to repurchase, transaction clearing accounts, and Federal Reserve Bank borrowings. Included in these amounts were $187.4 million and $74.0 million pledged to the Federal Reserve Bank’s discount window at September 30, 2024 and December 31, 2023, respectively, and $51.1 million and $202.1 million pledged to the Federal Reserve Bank’s Bank Term Funding Program at September 30, 2024 and December 31, 2023, respectively.

Provided below is a summary of investment securities which were in an unrealized loss position at September 30, 2024 and December 31, 2023. The Company does not intend to sell securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
September 30, 2024:
Available-for-sale:
Mortgage-backed securities issued by U.S. government-sponsored enterprises	$—	$—	$19,920	$(2,007)	4	$19,920	$(2,007)
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	368	(2)	541,078	(102,227)	147	541,446	(102,229)

Total	$368	$(2)	$560,998	$(104,234)	151	$561,366	$(104,236)

December 31, 2023:
Available-for-sale:
Mortgage-backed securities issued by U.S. government sponsored enterprises	$—	$—	$20,171	$(2,392)	4	$20,171	$(2,392)
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	10,326	(107)	554,514	(117,561)	152	564,840	(117,668)

Total	$10,326	$(107)	$574,685	$(119,953)	156	$585,011	$(120,060)

Mortgage-Backed Securities. The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates subsequent to purchase. All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. Since the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not intend to sell these investments until maturity, and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, no allowance for credit losses was recorded for these securities as of September 30, 2024 or December 31, 2023.

(6)      Loans Receivable and Allowance for Credit Losses

The components of loans receivable, net of ACL as of September 30, 2024 and December 31, 2023 are as follows:

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Real estate loans:
First mortgages:
One- to four-family residential	$1,250,405	$1,277,544
Multi-family residential	5,375	5,855
Construction, commercial, and other	12,668	11,631
Home equity loans and lines of credit	12,469	7,058
Total real estate loans	1,280,917	1,302,088
Other loans:
Loans on deposit accounts	377	196
Consumer and other loans	8,304	8,257
Total other loans	8,681	8,453

Total loans	1,289,598	1,310,541

Net unearned fees and discounts	(1,910)	(1,989)
Total loans, net of unearned fees and discounts	1,287,688	1,308,552

Allowance for credit losses	(5,055)	(5,121)
Loans receivable, net of allowance for credit losses	$1,282,633	$1,303,431

The table below presents the activity in the ACL by portfolio segment:

	Real Estate	Commercial	Consumer
(Dollars in thousands)	Loans	Loans	Loans	Totals
Three months ended September 30, 2024:
Balance, beginning of period	$4,430	$529	$159	$5,118
Provision (reversal of provision) for credit losses	51	(48)	26	29
	4,481	481	185	5,147
Charge-offs	(98)	—	(5)	(103)
Recoveries	10	—	1	11
Net charge-offs	(88)	—	(4)	(92)
Balance, end of period	$4,393	$481	$181	$5,055

Nine months ended September 30, 2024:
Balance, beginning of period	$4,502	$514	$105	$5,121
(Reversal of provision) provision for credit losses	(38)	(33)	93	22
	4,464	481	198	5,143
Charge-offs	(103)	—	(25)	(128)
Recoveries	32	—	8	40
Net charge-offs	(71)	—	(17)	(88)
Balance, end of period	$4,393	$481	$181	$5,055

	Real Estate	Commercial	Consumer
(Dollars in thousands)	Loans	Loans	Loans	Unallocated	Totals
Three months ended September 30, 2023:
Balance, beginning of period	$4,734	$426	$102	$—	$5,262
(Reversal of provision) provision for credit losses	(291)	14	18	—	(259)
	4,443	440	120	—	5,003
Charge-offs	(5)	—	(22)	—	(27)
Recoveries	25	—	2	—	27
Net recoveries (charge-offs)	20	—	(20)	—	—
Balance, end of period	$4,463	$440	$100	$—	$5,003

Nine months ended September 30, 2023:
Balance, beginning of period	$1,263	$434	$76	$259	$2,032
Adoption of ASU No. 2016-13	3,393	71	4	(259)	3,209
(Reversal of provision) provision for credit losses	(146)	(65)	64	—	(147)
	4,510	440	144	—	5,094
Charge-offs	(72)	—	(52)	—	(124)
Recoveries	25	—	8	—	33
Net charge-offs	(47)	—	(44)	—	(91)
Balance, end of period	$4,463	$440	$100	$—	$5,003

The provision for credit losses in the three and nine months ended September 30, 2024 was primarily due to an increase in loans in the consumer loan portfolio and a decrease in its forecasted prepayments. This increase to the provision was partially offset by a decrease in the forecasted charge-offs in the real estate portfolio and an increase in the forecasted prepayments in the real estate and commercial portfolios. The reversal of provision for credit losses in the three and nine months ended September 30, 2023 was primarily due to a decrease in our real estate portfolio’s forecasted charge-offs that was partially offset by a decrease in its forecasted prepayments.

The Company primarily uses the aging of loans to monitor the credit quality of its loan portfolio. The table below presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans as of September 30, 2024.

							Revolving Loans
	Amortized Cost of Term Loans by Origination Year						Amortized
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
September 30, 2024:
Commercial
30 - 59 days past due	$—	$—	$—	$—	$—	$—	$—	$—
60 - 89 days past due	—	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—	—
Loans not past due	322	564	302	4,718	—	901	1,158	7,965
Total Commercial	322	564	302	4,718	—	901	1,158	7,965

Consumer
30 - 59 days past due	11	—	—	—	—	—	—	11
60 - 89 days past due	—	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—	—
Loans not past due	432	25	58	10	1	41	11,621	12,188
Total Consumer	443	25	58	10	1	41	11,621	12,199

Real Estate
30 - 59 days past due	—	1,064	—	—	—	391	—	1,455
60 - 89 days past due	—	—	—	—	—	1,219	—	1,219
90 days or more past due	—	—	—	—	—	—	—	—
Loans not past due	36,251	88,094	125,988	271,572	176,052	566,893	—	1,264,850
Total Real Estate	36,251	89,158	125,988	271,572	176,052	568,503	—	1,267,524

Total	$37,016	$89,747	$126,348	$276,300	$176,053	$569,445	$12,779	$1,287,688

The Company did not have any revolving loans that converted to term loans during the nine months ended September 30, 2024.

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

The following table presents by loan class and year of origination, the gross charge-offs recorded during the three and nine months ended September 30, 2024 and 2023.

(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Three months ended September 30, 2024:
One- to four-family residential mortgages	$—	$—	$—	$—	$—	$98	$98
Loans on deposit accounts	5	—	—	—	—	—	5
Total	$5	$—	$—	$—	$—	$98	$103

Nine months ended September 30, 2024:
One- to four-family residential mortgages	$—	$—	$—	$—	$—	$103	$103
Loans on deposit accounts	19	3	—	—	—	—	22
Consumer and other	—	2	—	—	—	1	3
Total	$19	$5	$—	$—	$—	$104	$128

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Three months ended September 30, 2023:
One- to four-family residential mortgages	$—	$—	$—	$—	$1	$4	$5
Loans on deposit accounts	21	—	—	—	—	—	21
Consumer and other	1	—	—	—	—	—	1
Total	$22	$—	$—	$—	$1	$4	$27

Nine months ended September 30, 2023:
One- to four-family residential mortgages	$—	$—	$—	$—	$11	$61	$72
Loans on deposit accounts	48	—	—	—	—	—	48
Consumer and other	1	—	—	—	3	—	4
Total	$49	$—	$—	$—	$14	$61	$124

The table below presents the aging of loans and accrual status by class of loans, net of unearned fees and discounts. Loans with a formal loan payment deferral plan in place are not considered contractually past due or delinquent if the borrower is in compliance with the loan payment deferral plan.

								Loans
								90 Days
								or More
	30 - 59	60 - 89	90 Days or					Past Due
	Days Past	Days Past	More	Total Past	Loans Not	Total	Nonaccrual	and Still
(Dollars in thousands)	Due	Due	Past Due	Due	Past Due	Loans	Loans	Accruing
September 30, 2024:
One- to four-family residential mortgages	$1,455	$1,219	$—	$2,674	$1,245,877	$1,248,551	$2,172	$—
Multi-family residential mortgages	—	—	—	—	5,368	5,368	—	—
Construction, commercial, and other mortgages	—	—	—	—	12,614	12,614	—	—
Home equity loans and lines of credit	—	—	—	—	12,471	12,471	4	—
Loans on deposit accounts	—	—	—	—	377	377	—	—
Consumer and other	11	—	—	11	8,296	8,307	163	—

Total	$1,466	$1,219	$—	$2,685	$1,285,003	$1,287,688	$2,339	$—

December 31, 2023:
One- to four-family residential mortgages	$428	$—	$227	$655	$1,274,960	$1,275,615	$2,079	$—
Multi-family residential mortgages	—	—	—	—	5,848	5,848	—	—
Construction, commercial, and other mortgages	—	—	—	—	11,570	11,570	—	—
Home equity loans and lines of credit	—	—	—	—	7,060	7,060	11	—
Loans on deposit accounts	—	—	—	—	196	196	—	—
Consumer and other	4	—	—	4	8,259	8,263	170	—

Total	$432	$—	$227	$659	$1,307,893	$1,308,552	$2,260	$—

The table below presents the amortized cost basis of loans on nonaccrual status as of September 30, 2024 and December 31, 2023.

(Dollars in thousands)	Nonaccrual Loans With a Related ACL	Nonaccrual Loans Without a Related ACL	Total Nonaccrual Loans
September 30, 2024
One- to four-family residential mortgages	$2,172	$—	$2,172
Home equity loans and lines of credit	4	—	4
Consumer and other	163	—	163
Total Nonaccrual Loans and Leases	$2,339	$—	$2,339

December 31, 2023:
One- to four-family residential mortgages	$1,030	$1,049	$2,079
Home equity loans and lines of credit	11	—	11
Consumer and other	170	—	170
Total Nonaccrual Loans and Leases	$1,211	$1,049	$2,260

All payments received while on nonaccrual status are applied against the principal balance of the loan.

When a mortgage loan becomes seriously delinquent (90 days or more contractually past due), it displays weaknesses that may result in a loss. As a loan becomes more delinquent, the likelihood of the borrower repaying the loan decreases and the loan becomes more collateral dependent. A mortgage loan becomes collateral dependent when the proceeds for repayment can be expected to come only from the sale or operation of the collateral and not from borrower repayments. Generally, appraisals are obtained after a loan becomes collateral dependent or is four months delinquent. The carrying value of collateral-dependent loans is adjusted to the fair value of the collateral less selling costs. Any commercial real estate, commercial, construction or equity loan that has a loan balance in excess of a specified amount is also periodically reviewed to determine whether the loan exhibits any weaknesses and is performing in accordance with its contractual terms. The amortized cost basis of collateral-dependent loans, excluding accrued interest receivable, was $227,000 at December 31, 2023. These loans were collateralized by residential real estate in Hawaii. As of December 31, 2023, the fair value of the collateral less selling costs of these collateral-dependent loans exceeded the amortized cost basis and there was no ACL calculated on collateral-dependent loans. There were no collateral-dependent loans at September 30, 2024.

The Company had no real estate owned as of September 30, 2024 or December 31, 2023. There was one one- to four-family residential mortgage loan with a principal balance of $1.2 million in the process of foreclosure at September 30, 2024. There were two one- to four-family residential mortgage loans totaling $227,000 in the process of foreclosure at December 31, 2023.

Nearly all of our real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the nine months ended September 30, 2024 and 2023, the Company sold mortgage loans held for sale with principal balances of $877,000 and $827,000, respectively, and recognized gains of $19,000 and $10,000, respectively. The Company had no loans held for sale at September 30, 2024 and 2023.

The Company serviced loans for others with principal balances of $31.5 million at September 30, 2024 and $33.2 million at December 31, 2023. Of these amounts, $18.5 million and $19.3 million of loan balances relate to securitizations for which the Company continues to hold the related mortgage-backed securities at September 30, 2024 and December 31, 2023, respectively. The amount of contractually specified servicing fees earned for the three months ended September, 2024 and 2023 was $21,000 and $23,000, respectively. The amount of contractually specified servicing fees earned for the nine months ended September 30, 2024 and 2023 was $63,000 and $69,000, respectively. The fees are reported in service and other fees in the Consolidated Statements of Operations.

(7)Advances from the Federal Home Loan Bank

Federal Home Loan Bank advances are secured by a blanket pledge on the Bank’s assets not otherwise pledged. At September 30, 2024 and December 31, 2023, our credit limit with the FHLB of Des Moines was equal to 25% and 45%, respectively, of Territorial Savings Bank’s total assets and we had the capacity to borrow an additional $364.3 million and $612.6 million, respectively.

Advances outstanding consisted of the following:

	September 30, 2024		December 31, 2023
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Due within one year	$52,000	1.99%	$82,000	1.40%
Due over 1 year to 2 years	30,000	3.64	45,000	2.87
Due over 2 years to 3 years	30,000	4.24	20,000	3.20
Due over 3 years to 4 years	60,000	4.32	30,000	4.24
Due over 4 years to 5 years	5,000	4.38	60,000	4.32
Due over 5 years to 6 years	—	—	5,000	4.38
Total	$177,000	3.51%	$242,000	2.96%

(8)       Advances from the Federal Reserve Bank

In March 2023, the FRB created a new Bank Term Funding Program (BTFP) to make additional funding available to eligible depository institutions. The BTFP ceased making new loans on March 11, 2024. This program offered loans up to a one year term that can be prepaid without penalty. The amount that could be borrowed was based upon the par value of the securities pledged as collateral to the FRB. As a member of the FRB system, the Bank may also borrow from the FRB Discount Window. At September 30, 2024, we had the ability to borrow up to $158.7 million using the market value of pledged collateral.

Advances outstanding consisted of the following:

	September 30, 2024		December 31, 2023
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Due within one year	$50,000	4.76%	$50,000	4.89%
Total	$50,000	4.76%	$50,000	4.89%

(9)      Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset. Securities sold under agreements to repurchase are summarized as follows:

	September 30, 2024		December 31, 2023
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
1 year or less	$10,000	1.81%	$5,000	1.88%
Over 1 year to 2 years	—	—	5,000	1.73
Total	$10,000	1.81%	$10,000	1.81%

Below is a summary comparing the carrying value and fair value of securities pledged to secure repurchase agreements, the repurchase liability, and the amount at risk at September 30, 2024. The amount at risk is the greater of the carrying value or fair value over the repurchase liability and refers to the potential loss to the Company if the secured lender fails to return the security at the maturity date of the agreement. All the agreements to repurchase are with JP Morgan Securities and the securities pledged are mortgage-backed securities issued and guaranteed by U.S. government agencies or U.S. government-sponsored enterprises. The fair value of the securities pledged must exceed the repurchase liability by 5.00%. In the event of a decline in the fair value of securities pledged to less than the required amount due to market conditions or principal repayments, the Company is obligated to pledge additional securities or other suitable collateral to cure the deficiency.

Weighted
	Carrying	Fair			Average
	Value of	Value of	Repurchase	Amount	Months to
(Dollars in thousands)	Securities	Securities	Liability	at Risk	Maturity
Maturing:
Over 90 days	$13,512	$11,786	$10,000	$3,512	3

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
September 30, 2024:
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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity. The shares committed to be released are considered outstanding for earnings per share computations. Compensation expense recognized for the three months ended September 30, 2024 and 2023 amounted to $117,000 and $136,000, respectively. Compensation expense recognized for the nine months ended September 30, 2024 and 2023 amounted to $329,000 and $588,000, respectively.

Shares held by the ESOP trust were as follows:

	September 30,	December 31,
	2024	2023
Allocated shares	630,136	619,938
Unearned shares	207,965	244,665
Total ESOP shares	838,101	864,603
Fair value of unearned shares, in thousands	$2,171	$2,728

The ESOP restoration plan is a nonqualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits. For the three months ended September 30, 2024 and 2023, we accrued $13,000 and $9,000, respectively, and for the nine months ended September 30, 2024 and 2023, we reversed $14,000 and $12,000, respectively, for the ESOP restoration plan.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Compensation expense	$65	$88	$231	$90
Income tax benefit	18	24	63	24

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

The table below presents the time-based restricted stock activity:

		Weighted
	Time-Based	Average Grant
	Restricted	Date Fair
	Stock	Value
Unvested at December 31, 2023	25,738	$21.61
Granted	26,664	7.03
Vested	12,178	22.83
Forfeited	—	—
Unvested at September 30, 2024	40,224	$11.57

Unvested at December 31, 2022	23,664	$24.15
Granted	14,803	19.29
Vested	12,729	23.64
Forfeited	—	—
Unvested at September 30, 2023	25,738	$21.61

As of September 30, 2024, the Company had $351,000 of unrecognized compensation costs related to time-based restricted stock.

The table below presents the performance-based restricted stock (PRSUs) that will vest on a performance condition:

	Performance-
	Based Restricted
	Stock Units	Weighted
	Based on a	Average Grant
	Performance	Date Fair
	Condition	Value
Unvested at December 31, 2023	44,967	$22.85
Granted	31,995	7.03
Vested	—	—
Forfeited	12,797	26.77
Unvested at September 30, 2024	64,165	$14.18

Unvested at December 31, 2022	43,557	$23.63
Granted	17,758	19.29
Vested	—	—
Forfeited	16,348	21.05
Unvested at September 30, 2023	44,967	$22.85

The fair value of these PRSUs is based on the fair value of the Company’s stock on the date of grant. As of September 30, 2024, the Company had no unrecognized compensation costs related to the PRSUs. Additional compensation expense up to $607,000 may be recognized in the future if achievement of the performance condition becomes probable for previously issued grants. Performance will be measured over a three-year performance period and will be cliff vested. The performance condition is measured quarterly by comparing the Company’s three-year return on average equity to a peer group of banks. The Company’s percentile ranking in the peer group is used to adjust the number of PRSUs that are expected to vest.

The table below presents the PRSUs that will vest on a market condition:

	Performance-
	Based Restricted	Monte Carlo
	Stock Units	Valuation of
	Based on a	the Company's
	Market Condition	Stock
Unvested at December 31, 2023	11,245	$22.31
Granted	8,000	5.55
Vested	—	—
Forfeited	3,199	26.00
Unvested at September 30, 2024	16,046	$13.22

Unvested at December 31, 2022	10,889	$24.04
Granted	4,443	17.95
Vested	—	—
Forfeited	4,087	22.16
Unvested at September 30, 2023	11,245	$22.31

As of September 30, 2024, the Company had $54,000 of unrecognized compensation costs related to the PRSUs that are based on a market condition. The market value of PRSUs that will vest on a market condition is determined by a Monte Carlo valuation of the Company’s stock as of the grant date. Performance will be measured over a three-year performance period and will be cliff vested. The market condition is measured quarterly by comparing the Company’s three-year average total stock return to a peer group of other banks. The Company’s percentile ranking in the peer group determines how many PRSUs will vest.

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

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Net (loss) income	$(1,318)	$880	$(2,575)	$4,693
Income allocated to participating securities	—	(15)	—	(44)
Net (loss) income available to common shareholders	$(1,318)	$865	$(2,575)	$4,649

Weighted-average number of shares used in:
Basic earnings per share	8,618,155	8,577,632	8,604,082	8,656,915
Dilutive common stock equivalents:
Stock options and restricted stock units	—	32,657	—	48,869
Diluted earnings per share	8,618,155	8,610,289	8,604,082	8,705,784

Net (loss) income per common share, basic	$(0.15)	$0.10	$(0.30)	$0.54
Net (loss) income per common share, diluted	$(0.15)	$0.10	$(0.30)	$0.53

Dilutive common stock equivalents were not included in calculating the net loss per share for the three months and nine months ended September 30, 2024 because these equivalents are anti-dilutive.

(14)    Accumulated Other Comprehensive Loss

The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes:

	Unfunded	Unrealized
	Pension	(Gain)/Loss on
(Dollars in thousands)	Liability	Securities	Total
Three months ended September 30, 2024
Balances at beginning of period	$4,466	$2,266	$6,732
Other comprehensive income, net of taxes	—	(793)	(793)
Net current period other comprehensive income	—	(793)	(793)
Balances at end of period	$4,466	$1,473	$5,939

Three months ended September 30, 2023
Balances at beginning of period	$5,746	$1,975	$7,721
Other comprehensive loss, net of taxes	—	780	780
Net current period other comprehensive loss	—	780	780
Balances at end of period	$5,746	$2,755	$8,501

Nine months ended September 30, 2024
Balances at beginning of period	$4,466	$1,755	$6,221
Other comprehensive income, net of taxes	—	(282)	(282)
Net current period other comprehensive income	—	(282)	(282)
Balances at end of period	$4,466	$1,473	$5,939

Nine months ended September 30, 2023
Balances at beginning of period	$5,746	$1,998	$7,744
Other comprehensive loss, net of taxes	—	757	757
Net current period other comprehensive loss	—	757	757
Balances at end of period	$5,746	$2,755	$8,501

The table below presents the tax effect on each component of accumulated other comprehensive loss:

	Three Months Ended September 30,
	2024			2023
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unrealized (gain) loss on securities	$(1,082)	$289	$(793)	$1,063	$(283)	$780
Total	$(1,082)	$289	$(793)	$1,063	$(283)	$780

	Nine Months Ended September 30,
	2024			2023
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unrealized (gain) loss on securities	$(385)	$103	$(282)	$1,032	$(275)	$757
Total	$(385)	$103	$(282)	$1,032	$(275)	$757

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

Revenue from contracts with customers is reported in service and other fees in other noninterest income in the Consolidated Statements of Operations. The table below reconciles the revenue from contracts with customers and other revenue reported in those line items:

	Service and
(Dollars in thousands)	Other Fees	Other	Total
Three months ended September 30, 2024
Revenue from contracts with customers	$241	$23	$264
Other revenue	32	46	78
Total	$273	$69	$342

Three months ended September 30, 2023
Revenue from contracts with customers	$265	$16	$281
Other revenue	33	57	90
Total	$298	$73	$371

Nine months ended September 30, 2024
Revenue from contracts with customers	$787	$100	$887
Other revenue	98	115	213
Total	$885	$215	$1,100

Nine months ended September 30, 2023
Revenue from contracts with customers	$917	$85	$1,002
Other revenue	105	123	228
Total	$1,022	$208	$1,230

(16)    Leases

The table below presents lease costs and other information for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Lease costs:
Operating lease costs	$707	$689	$2,096	$2,084
Short-term lease costs	143	160	437	375
Variable lease costs	41	45	120	122
Total lease costs	$891	$894	$2,653	$2,581

Cash paid for amounts included in measurement of lease liabilities	$882	$(1,901)	$1,856	$(1,271)
ROU assets obtained in exchange for new operating lease liabilities	$263	$84	$1,362	$590

Future minimum rental commitments under noncancellable operating leases are as follows:

September 30,
(Dollars in thousands)	2024
2024	$2,570
2025	2,320
2026	2,224
2027	1,965
2028	1,661
Thereafter	8,209
Total	18,949

Less present value discount	(1,859)
Present value of leases	$17,090

The table below presents additional lease-related information:

	September 30,	December 31,
	2024	2023
Weighted-average remaining lease term (years)	9.43	9.77
Weighted-average discount rate	2.22%	2.15%

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2024
Assets
Cash and cash equivalents	$143,128	$143,128	$143,128	$—	$—
Investment securities available for sale	19,920	19,920	—	19,920	—
Investment securities held to maturity	654,349	552,222	—	552,222	—
Loans receivable, net	1,282,633	1,113,762	—	—	1,113,762
FHLB stock	9,307	9,307	—	9,307	—
FRB stock	3,187	3,187	—	3,187	—
Accrued interest receivable	6,056	6,056	223	1,416	4,417

Liabilities
Deposits	1,670,281	1,668,752	—	1,023,196	645,556
Advances from the Federal Home Loan Bank	177,000	178,069	—	178,069	—
Advances from the Federal Reserve Bank	50,000	50,016	—	50,016	—
Securities sold under agreements to repurchase	10,000	9,940	—	9,940	—
Accrued interest payable	2,443	2,443	—	1,748	695

December 31, 2023
Assets
Cash and cash equivalents	$126,659	$126,659	$126,659	$—	$—
Investment securities available for sale	20,171	20,171	—	20,171	—
Investment securities held to maturity	685,728	568,128	—	568,128	—
Loans receivable, net	1,303,431	1,120,704	—	—	1,120,704
FHLB stock	12,192	12,192	—	12,192	—
FRB stock	3,180	3,180	—	3,180	—
Accrued interest receivable	6,105	6,105	79	1,441	4,585

Liabilities
Deposits	1,636,604	1,633,164	—	1,104,171	528,993
Advances from the Federal Home Loan Bank	242,000	238,380	—	238,380	—
Advances from the Federal Reserve Bank	50,000	50,049	—	50,049	—
Securities sold under agreements to repurchase	10,000	9,700	—	9,700	—
Accrued interest payable	1,183	1,183	—	157	1,026

At September 30, 2024 and December 31, 2023, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the Consolidated Financial Statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2024
Investment securities available for sale	$—	$19,920	$—	$19,920

December 31, 2023
Investment securities available for sale	$—	$20,171	$—	$20,171

There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2024 or December 31, 2023.

(18)    Subsequent Events

On October 25, 2024, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.01 per share of common stock. The dividend is expected to be paid on November 22, 2024 to stockholders of record as of November 8, 2024.

On November 6, 2024, shareholders of the Company approved the Merger Agreement with Hope Bancorp, Inc. described below.

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

The transaction is subject to regulatory approvals and the satisfaction of other customary closing conditions.

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

We have continued our focus on originating one- to four-family residential real estate loans. Our emphasis on conservative loan underwriting has resulted in continued low levels of nonperforming assets. Our nonperforming assets, which include nonaccrual loans, totaled $2.3 million, or 0.11% of total assets at September 30, 2024 compared to $2.3 million, or 0.10% of total assets at December 31, 2023. We recorded a provision for credit losses of $22,000 and a reversal of provision for credit losses of $147,000 during the nine months ended September 30, 2024 and 2023, respectively. The provision for credit losses in the nine months ended September 30, 2024 was primarily due to an increase in loans in the consumer loan portfolio and a decrease in its forecasted prepayments. This increase to the provision was partially offset by a decrease in the forecasted charge-offs in the real estate portfolio and an increase in the forecasted prepayments in the real estate and commercial portfolio. The reversal of provision for credit losses in the nine months ended September 30, 2023 was primarily due to a decrease in our real estate portfolio’s forecasted charge-offs that was partially offset by a decrease in its forecasted prepayments.

Federal Home Loan Bank advances decreased by $65.0 million to $177.0 million and Federal Reserve Bank advances remained constant at $50.0 million for the nine months ended September 30, 2024. Federal Home Loan Bank advances had a net increase of $115.0 million to $256.0 million during the nine months ended September 30, 2023. We had no Federal Reserve Bank advances at September 30, 2023. Securities sold under agreements to repurchase remained constant at $10.0 million during the nine months ended September 30, 2024 and 2023.

Our investments in mortgage-backed securities have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. These entities guarantee the payment of principal and interest on our mortgage-backed securities. As of September 30, 2024 and December 31, 2023, we owned $674.3 million and $705.9 million, respectively, of mortgage-backed securities issued by Freddie Mac, Fannie Mae, and Ginnie Mae. We did not record a provision for credit losses on investment securities during the nine months ended September 30, 2024 or 2023 as all our securities were issued either by U.S. government agencies or U.S. government-sponsored enterprises.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023.

Comparison of Financial Condition at September 30, 2024 and December 31, 2023

Assets. At September 30, 2024, our total assets were $2.2 billion, a decrease of $38.2 million, or 1.7%, from December 31, 2023. The decrease in assets was primarily due to decreases of $31.6 million in total investment securities and $20.8 million in total loans, that were partially offset by a $16.5 million increase in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents were $143.1 million at September 30, 2024, an increase of $16.5 million, or 13.0%, since December 31, 2023. The increase in cash and cash equivalents was primarily due to a $33.7 million increase in deposits, a $31.6 million decrease in total investment securities, and a $20.8 million decrease in the loan portfolio, that were partially offset by a $65.0 million decrease in Federal Home Loan Bank (FHLB) advances.

Loans. Total loans were $1.3 billion at September 30, 2024, or 58.3% of total assets. During the nine months ended September 30, 2024, the loan portfolio decreased by $20.8 million, or 1.6%. The decrease in the loan portfolio primarily occurred as principal repayments exceeded the origination of new loans.

Securities. Total investment securities, including $19.9 million of investment securities available for sale, were $674.3 million at September 30, 2024, or 30.7% of total assets. During the nine months ended September 30, 2024, the investment securities portfolio decreased by $31.6 million, or 4.5%. The decrease in the investment securities balance was primarily due to principal repayments. At September 30, 2024, none of the underlying collateral for the securities consisted of subprime or Alt-A (traditionally defined as nonconforming loans having less than full documentation) loans.

Deposits. Deposits were $1.7 billion at September 30, 2024, an increase of $33.7 million, or 2.1%, since December 31, 2023. The growth in deposits was primarily due to an increase of $114.7 million in certificates of deposit, which was partially offset by decreases of $51.0 million in passbook savings and $26.7 million in checking accounts. The increase in certificates in deposit was primarily due to a $92.7 million increase in certificates of deposit held by state and local governments. The decrease in passbook savings and checking accounts occurred as customers sought higher interest rates than what we offer.

Borrowings. Total borrowings were $237.0 million at September 30, 2024, a decrease of $65.0 million, or 21.5%, since December 31, 2023. Our borrowings consist of advances from the FHLB and Federal Reserve Bank (FRB) and funds borrowed under securities sold under agreements to repurchase.

Stockholders’ Equity. Total stockholders’ equity was $248.7 million at September 30, 2024, a decrease of $2.3 million, or 0.9%, from $251.1 million at December 31, 2023. The decrease in stockholders’ equity was primarily due to the net loss incurred during the year.

Average Balance and Yields

The following tables set forth the average balance sheet, yields and rates, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as we did not hold any tax-free investments. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances and are included with accrual loans in the tables. However, no interest income was attributed to nonaccrual loans. The yields set forth below include the effect of net deferred costs, discounts, and premiums that are amortized or accreted to interest income of $71,000 and $197,000 for the three and nine months ended September 30, 2024, respectively, and $51,000 and $153,000 for the three and nine months ended September 30, 2023, respectively.

	For the Three Months Ended September 30,
	2024			2023
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,257,046	$11,723	3.73%	$1,271,467	$11,423	3.59%
Multi-family residential	5,425	63	4.65	6,027	72	4.78
Construction, commercial, and other	12,270	142	4.63	17,333	173	3.99
Home equity loans and lines of credit	12,296	202	6.57	7,276	126	6.93
Other loans	8,657	99	4.57	8,327	92	4.42
Total loans	1,295,694	12,229	3.78	1,310,430	11,886	3.63
Investment securities:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises (2)	680,545	4,183	2.46	721,619	4,447	2.47
Total securities	680,545	4,183	2.46	721,619	4,447	2.47
Other investments	136,595	1,901	5.57	80,405	1,051	5.23
Total interest-earning assets	2,112,834	18,313	3.47	2,112,454	17,384	3.29
Non-interest-earning assets	89,058			88,387
Total assets	$2,201,892			$2,200,841

Interest-bearing liabilities:
Savings accounts	$692,637	1,729	1.00%	$775,092	672	0.35%
Certificates of deposit	606,483	6,726	4.44	499,188	4,720	3.78
Money market accounts	2,417	1	0.17	4,486	2	0.18
Checking and Super NOW accounts	265,564	13	0.02	284,272	14	0.02
Total interest-bearing deposits	1,567,101	8,469	2.16	1,563,038	5,408	1.38
Federal Home Loan Bank advances	209,771	1,714	3.27	260,620	1,896	2.91
Federal Reserve Bank advances	50,000	600	4.80	—	—
Securities sold under agreements to repurchase	10,000	46	1.84	10,000	46	1.84
Total interest-bearing liabilities	1,836,872	10,829	2.36	1,833,658	7,350	1.60
Non-interest-bearing liabilities	114,020			115,744
Total liabilities	1,950,892			1,949,402
Stockholders’ equity	251,000			251,439
Total liabilities and stockholders’ equity	$2,201,892			$2,200,841

Net interest income		$7,484			$10,034
Net interest rate spread (3)			1.11%			1.69%
Net interest-earning assets (4)	$275,962			$278,796
Net interest margin (5)			1.42%			1.90%
Interest-earning assets to interest-bearing liabilities	115.02%			115.20%
(1)	Annualized by using the ratio of the number of months in a year over the number of months in the period.
(2)	Average balance includes loans or investments held to maturity and available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2024			2023
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (2)	$1,266,049	$35,142	3.70%	$1,259,987	$33,559	3.55%
Multi-family residential	5,550	194	4.66	5,655	205	4.83
Construction, commercial, and other	12,201	422	4.61	21,071	647	4.09
Home equity loans and lines of credit	10,145	493	6.48	6,920	355	6.84
Other loans	8,491	289	4.54	8,353	271	4.33
Total loans	1,302,436	36,540	3.74	1,301,986	35,037	3.59
Investment securities:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises (2)	691,578	12,753	2.46	731,495	13,512	2.46
Total securities	691,578	12,753	2.46	731,495	13,512	2.46
Other investments	124,013	5,104	5.49	79,150	2,848	4.80
Total interest-earning assets	2,118,027	54,397	3.42	2,112,631	51,397	3.24
Non-interest-earning assets	89,005			88,584
Total assets	$2,207,032			$2,201,215

Interest-bearing liabilities:
Savings accounts	$710,726	4,573	0.86%	$820,324	1,498	0.24%
Certificates of deposit	559,642	18,041	4.30	467,487	11,715	3.34
Money market accounts	2,570	2	0.10	4,966	4	0.11
Checking and Super NOW accounts	275,368	42	0.02	290,682	44	0.02
Total interest-bearing deposits	1,548,306	22,658	1.95	1,583,459	13,261	1.12
Federal Home Loan Bank advances	230,814	5,330	3.08	238,363	4,782	2.67
Federal Reserve Bank advances	50,000	1,789	4.77	—	—	—
Securities sold under agreements to repurchase	10,000	137	1.83	10,000	137	1.83
Total interest-bearing liabilities	1,839,120	29,914	2.17	1,831,822	18,180	1.32
Non-interest-bearing liabilities	116,194			116,027
Total liabilities	1,955,314			1,947,849
Stockholders’ equity	251,718			253,366
Total liabilities and stockholders’ equity	$2,207,032			$2,201,215

Net interest income		$24,483			$33,217
Net interest rate spread (3)			1.25%			1.92%
Net interest-earning assets (4)	$278,907			$280,809
Net interest margin (5)			1.54%			2.10%
Interest-earning assets to interest-bearing liabilities	115.17%			115.33%
(1)	Annualized by using the ratio of the number of months in a year over the number of months in the period.
(2)	Average balance includes loans or investments held to maturity and available for sale, as applicable.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2024 and 2023

General. We had a net loss of $1.3 million for the three months ended September 30, 2024, a $2.2 million decrease in earnings compared to net income of $880,000 for the three months ended September 30, 2023. The decrease in net income was primarily due to a $2.6 million decrease in net interest income which was partially offset by a $946,000 decrease in income taxes.

Net Interest Income. Net interest income decreased by $2.6 million, or 25.4%, to $7.5 million for the three months ended September 30, 2024 from $10.0 million for the three months ended September 30, 2023. Interest expense increased by $3.5 million, or 47.3%, primarily due to a 76 basis point increase in the cost of average interest-bearing liabilities. Interest income increased by $929,000, or 5.3%, primarily due to an 18 basis point increase in the yield on average interest-earning assets. The net interest rate spread and net interest margin were 1.11% and 1.42%, respectively, for the three months ended September 30, 2024, compared to 1.69% and 1.90%, respectively, for the three months ended September 30, 2023. The decrease in the net interest rate spread and in the net interest margin are attributable to the 76 basis point increase in the cost of average interest-bearing liabilities, which was partially offset by the 18 basis point increase in the yield of average interest-earning assets.

Interest Income. Interest income increased by $929,000, or 5.3%, to $18.3 million for the three months ended September 30, 2024 from $17.4 million for the three months ended September 30, 2023. Interest income on other investments increased by $850,000, or 80.9%, to $1.9 million for the three months ended September 30, 2024 from $1.1 million for the three months ended September 30, 2023. The increase in interest income on other investments was primarily due to an increase in the interest earned on our cash balances at the FRB. Our average cash balance at the FRB increased by $57.9 million from $63.7 million for the three months ended September 30, 2023, to $121.6 million for the three months ended September 30, 2024. In addition, the yield earned increased from 4.84% for the three months ended September 30, 2023 to 5.15% for the three months ended September 30, 2024. Interest income on loans increased by $343,000, or 2.9%, from $11.9 million for the three months ended September 30, 2023 to $12.2 million for the three months ended September 30, 2024. The increase in interest income on loans occurred because of a 15 basis point increase in the yield on loans which was partially offset by a $14.7 million, or 1.1%, decrease in the average balance of loans which occurred as loan repayments exceeded new loan originations. These increases in interest income were partially offset by a decrease in interest income on investment securities of $264,000, or 5.9%, from $4.4 million for the three months ended September 30, 2023 to $4.2 million for the three months ended September 30, 2024. The decrease in interest income on investment securities was primarily due to a $41.1 million decrease in the average balance that was primarily due to principal repayments.

Interest Expense. Interest expense increased by $3.5 million, or 47.3%, to $10.8 million for the three months ended September 30, 2024 from $7.4 million for the three months ended September 30, 2023. Interest expense on interest-bearing deposits increased by $3.1 million, or 56.6%, to $8.5 million for the three months ended September 30, 2024 from $5.4 million for the three months ended September 30, 2023. The increase in interest expense on interest-bearing deposits was primarily due to a $107.3 million, or 21.5%, increase in the average balance of certificates of deposit and a 66 basis point increase in the rate paid on certificates of deposit. The increase in the average balance was primarily due to an increase in state and local government certificates of deposit. The rate paid on certificates of deposit increased to 4.44% for the three months ended September 30, 2024 from 3.78% for the three months ended September 30, 2023, primarily due to increases in market interest rates. Interest expense on savings accounts increased by $1.1 million, or 157.3%, to $1.7 million for the three months ended September 30, 2024 from $672,000 for the three months ended September 30, 2023. The increase in interest expense on savings accounts occurred primarily because of a 65 basis point increase in the rate which was partially offset by a $82.5 million, or 10.6%, decrease in the average balance of savings accounts. The increase in the rates on savings accounts was primarily due to increases in market interest rates. The decrease in the average balance of savings accounts occurred primarily as customers transferred their funds to certificates of deposits, which had higher interest rates, or sought higher interest rates elsewhere. Interest expense on FRB advances was $600,000 for the three months ended September 30, 2024 due to a $50.0 million advance from the FRB Bank Term Funding Program (BTFP) that was obtained to enhance our liquidity and to fund the decrease in deposits. There were no advances from the FRB during the three months ended September 30, 2023. Interest expense on FHLB advances decreased by $182,000, or 9.6%, from $1.9 million for the three months ended September 30, 2023 to $1.7 million for the three months ended September 30, 2024.  The decrease in interest expense on FHLB advances was primarily due to a $50.8 million decrease in the average balance of FHLB advances, which was partially offset by a 36 basis point increase in the average cost of advances.  The changes in the average balance and average cost of FHLB advances was primarily due to $60.0 million of maturing FHLB advances that were paid off in the three months ended September 30, 2024 which had a relatively low average interest rate of 1.47%.

Provision for Credit Losses. We recorded a provision for credit losses of $29,000 and a reversal of provision for credit losses of $259,000 for the three months ended September 30, 2024 and 2023, respectively. The provision for credit losses in the three months ended September 30, 2024 was primarily due to an increase in loans in the consumer loan portfolio and a decrease in its forecasted prepayments. This increase to the provision was partially offset by a decrease in the forecasted charge-offs in the real estate portfolio and an increase in the forecasted prepayments in the real estate and commercial portfolio. The reversal of provision for credit losses in the nine months ended September 30, 2023 was primarily due to a decrease in our real estate portfolio’s forecasted charge-offs that was partially offset by a decrease in its forecasted prepayments. The provisions recorded resulted in the ratios of the allowance for credit losses to total loans of 0.39% and 0.38% at September 30, 2024 and 2023, respectively. Nonaccrual loans totaled $2.3 million, or 0.18% of total loans at September 30, 2024 and 2023. Nonaccrual loans as of September 30, 2024 and 2023 consisted primarily of one- to four-family residential real estate loans. The allowance at September 30, 2024 and 2023 reflects management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach. For additional information, see Note (6), “Loans Receivable and Allowance for Credit Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income. The following table summarizes changes in noninterest income between the three months ended September 30, 2024 and 2023.

	Three Months Ended
	September 30,		Change
	2024	2023	$ Change	% Change

		(Dollars in thousands)
Service and other fees	$273	$298	$(25)	(8.4)%
Income on bank-owned life insurance	255	218	37	17.0%
Net gain on sale of loans	19	—	19	—%
Other	69	73	(4)	(5.5)%
Total	$616	$589	$27	4.6%

Noninterest income increased by $27,000 for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in bank-owned life insurance income was primarily due to higher market interest rates.

Noninterest Expense. The following table summarizes changes in noninterest expense between the three months ended September 30, 2024 and 2023.

	Three Months Ended
	September 30,		Change
	2024	2023	$ Change	% Change

		(Dollars in thousands)
Salaries and employee benefits	$4,899	$5,176	$(277)	(5.4)%
Occupancy	1,813	1,819	(6)	(0.3)%
Equipment	1,335	1,263	72	5.7%
Federal deposit insurance premiums	392	246	146	59.3%
Other general and administrative expenses	1,561	1,163	398	34.2%
Total	$10,000	$9,667	$333	3.4%

Noninterest expense increased by $333,000 for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Other general and administrative expenses included $353,000 of merger related legal and consulting expenses and a writeoff of $135,000 of cash destroyed in the Maui wildfire that was deemed unrecoverable. The increase in federal deposit insurance premiums was primarily due to an increase in the Federal

Deposit Insurance Corporation (FDIC) premium rate. The increase in equipment expense was due to an increase in service bureau expense. The decrease in salaries and employee benefits was primarily due to a decrease in compensation expense and various benefit expenses, which was partially offset by a decrease in deferred salary expense for originating new loans.

Income Tax (Benefit) Expense. The income tax benefit was $611,000 for the three months ended September 30, 2024, reflecting an effective tax benefit rate of 31.7%, compared to income tax expense of $335,000 for the three months ended September 30, 2023, reflecting an effective tax rate of 27.6%.

Comparison of Operating Results for the Nine Months Ended September 30, 2024 and 2023

General. We had a net loss of $2.6 million for the nine months ended September 30, 2024, a decrease in earnings of $7.3 million compared to net income of $4.7 million for the nine months ended September 30, 2023. The decrease in earnings was primarily due to an $8.7 million decrease in net interest income, a $1.3 million increase in non-interest expense, and a $169,000 increase in the provision for credit losses. These decreases in earnings were partially offset by a $2.9 million decrease in income taxes.

Net Interest Income. Net interest income decreased by $8.7 million, or 26.3%, to $24.5 million for the nine months ended September 30, 2024 from $33.2 million for the nine months ended September 30, 2023. Interest expense increased by $11.7 million, or 64.5%, due to an 85 basis point increase in the cost of average interest-bearing liabilities and a $7.3 million increase in the average balance of interest-bearing liabilities. Interest income increased by $3.0 million, or 5.8%, due to an 18 basis point increase in the yield on average interest-earning assets and a $5.4 million increase in the average balance of interest-earning assets. The net interest rate spread and net interest margin were 1.25% and 1.54%, respectively, for the nine months ended September 30, 2024, compared to 1.92% and 2.10%, respectively, for the nine months ended September 30, 2023. The decreases in the net interest rate spread and in the net interest margin are attributable to the 85 basis point increase in the cost of average interest-bearing liabilities, which was partially offset by the 18 basis point increase in the yield on average interest-earning assets.

Interest Income. Interest income increased by $3.0 million, or 5.8%, to $54.4 million for the nine months ended September 30, 2024 from $51.4 million for the nine months ended September 30, 2023. Interest income on other investments increased by $2.3 million, or 79.2%, to $5.1 million for the nine months ended September 30, 2024 from $2.8 million for the nine months ended September 30, 2023. The increase in interest income on other investments was primarily due to an increase in the interest earned on our cash balances at the FRB. Our average cash balance at the FRB increased by $45.1 million from $63.5 million during the nine months ended September 30, 2023, to $108.5 million during the nine months ended September 30, 2024. In addition, the yield earned increased from 4.55% for the nine months ended September 30, 2023 to 5.09% for the nine months ended September 30, 2024. Interest income on loans increased by $1.5 million, or 4.3%, to $36.5 million for the nine months ended September 30, 2024 from $35.0 million for the nine months ended September 30, 2023. The increase in interest income on loans occurred because of a 15 basis point increase in the yield. These increases in interest income were partially offset by a $759,000, or 5.6%, decrease in interest income on investment securities from $13.5 million for the nine months ended September 30, 2023 to $12.8 million for the nine months ended September 30, 2024. The decrease in interest income on investment securities was primarily due to a $39.9 million decrease in the average balance that was primarily due to principal repayments.

Interest Expense. Interest expense increased by $11.7 million, or 64.5%, to $29.9 million for the nine months ended September 30, 2024 from $18.2 million for the nine months ended September 30, 2023. Interest expense on interest-bearing deposits increased by $9.4 million, or 70.9%, to $22.7 million for the nine months ended September 30, 2024 from $13.3 million for the nine months ended September 30, 2023. The increase in interest expense on interest-bearing deposits was primarily due to a 96 basis point increase in the rate paid on certificates of deposit and a $92.2 million increase in the average balance of certificates of deposit. The average rate paid on certificates of deposit increased to 4.30% for the nine months ended September 30, 2024, from 3.34% for the nine months ended September 30, 2023. Interest expense on savings accounts increased by $3.1 million, or 205.3%, to $4.6 million for the nine months ended September 30, 2024 from $1.5 million for the nine months ended September 30, 2023. The increase in interest expense on savings accounts occurred primarily because of a 62 basis point increase in the rate which was partially offset by a $109.6 million, or 13.4%, decrease in the average balance of savings accounts. The increase in the rates on certificates of deposit and savings accounts were primarily due to increases in market interest rates. The changes in the average balance of savings accounts and certificates of deposit occurred primarily as customers transferred funds from savings accounts with relatively low interest rates to our certificates of deposit with higher interest rates or withdrew their deposits and sought higher interest rates elsewhere. Interest expense on advances from the FRB was $1.8 million for the nine months ended September 30, 2024 due to a $50.0 million advance from the FRB BTFP that was obtained to enhance our liquidity and to fund the decrease in deposits. There were no advances from the FRB during the nine months ended September 30, 2023. Interest expense on FHLB advances rose by $548,000, or 11.5%, from $4.8 million for the nine months ended September 30, 2023 to $5.3 million for the nine months ended September 30, 2024. The increase in interest expense occurred because of a 41 basis point increase in the cost of FHLB advances and was partially offset by a $7.5 million, or 3.2%, decrease in the average FHLB advance balance.

Provision for Credit Losses. We recorded a provision for credit losses of $22,000 and a reversal of provision for credit losses of $147,000 during the nine months ended September 30, 2024 and 2023, respectively. The provision for credit losses in the nine months ended September 30, 2024 was primarily due to an increase in loans in the consumer loan portfolio and a decrease in its forecasted prepayments. This increase to the provision was partially offset by a decrease in the forecasted charge-offs in the real estate portfolio and an increase in the forecasted prepayments in the real estate and commercial portfolio. The reversal of provision for credit losses in the nine months ended September 30, 2023 was primarily due to a decrease in our real estate portfolio’s forecasted charge-offs that was partially offset by a decrease in its forecasted prepayments. The provisions recorded resulted in ratios of the allowance for credit losses to total loans of 0.39% and 0.38% at September 30, 2024 and 2023, respectively. Nonaccrual loans totaled $2.3 million, or 0.18% of total loans at September 30, 2024 and 2023. Nonaccrual loans as of September 30, 2024 and 2023 consisted primarily of one- to four-family residential real estate loans. The allowance at September 30, 2024 and 2023 reflects management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach. For additional information see Note (6), “Loans Receivable and Allowance for Credit Losses” in our Notes to Consolidated Financial Statements.

Noninterest Income. The following table summarizes changes in noninterest income between the nine months ended September 30, 2024 and 2023.

	Nine Months Ended
	September 30,		Change
	2024	2023	$ Change	% Change

		(Dollars in thousands)
Service and other fees	$885	$1,022	$(137)	(13.4)%
Income on bank-owned life insurance	750	628	122	19.4%
Net gain on sale of loans	19	10	9	90.0%
Other	215	208	7	3.4%
Total	$1,869	$1,868	$1	0.1%

Noninterest income increased by $1,000 for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in bank-owned life insurance income was primarily due to higher market interest rates. Service and other fees decreased primarily due to a decrease in broker fee income, appraisal fee income, and NOW return item fees.

Noninterest Expense. The following table summarizes changes in noninterest expense between the nine months ended September 30, 2024 and 2023.

	Nine Months Ended
	September 30,		Change
	2024	2023	$ Change	% Change

		(Dollars in thousands)
Salaries and employee benefits	$14,606	$15,723	$(1,117)	(7.1)%
Occupancy	5,319	5,201	118	2.3%
Equipment	3,987	3,878	109	2.8%
Federal deposit insurance premiums	1,281	737	544	73.8%
Other general and administrative expenses	4,851	3,251	1,600	49.2%
Total	$30,044	$28,790	$1,254	4.4%

Noninterest expense increased by $1.3 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Other general and administrative expenses included $1.2 million of merger related legal and consulting expenses and a writeoff of $135,000 of cash destroyed in the Maui wildfire that was deemed unrecoverable. The increase in federal deposit insurance premiums was primarily due to an increase in the FDIC premium rate. The decrease in salaries and employee benefits was primarily due to a decrease in compensation expense and various benefit expenses which was partially offset by a decrease in deferred salary expense for originating new loans.

Income Tax (Benefit) Expense. The income tax benefit was $1.1 million for the nine months ended September 30, 2024, reflecting an effective tax benefit rate of 30.7%, compared to income tax expense of $1.7 million for the nine months ended September 30, 2023, reflecting an effective tax rate of 27.1%.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary obligations include meeting the borrowing needs of our customers, fulfilling deposit withdrawals, interest payment on deposits, and repayment of borrowings. Our primary sources of funds consist of deposit inflows, cash balances at the FRB, loan and security repayments, advances from the FHLB and FRB, securities sold under agreements to repurchase, and proceeds from loan and security sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions, and competition. We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Executive Vice President and Chief Financial Officer, our Executive Vice President of Finance, and our Vice President and Senior Treasury Analyst, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2024.

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

Our most liquid asset is cash. The amount of this asset is dependent on our operating, financing, lending, and investing activities during any given period. At September 30, 2024, our cash and cash equivalents totaled $143.1 million. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB and FRB, which provide an additional source of funds. We also utilize securities sold under agreements to repurchase as another borrowing source. At September 30, 2024, we had the ability to borrow an additional $364.3 million and $158.7 million from the FHLB and FRB, respectively. In addition, we had the ability to borrow up to $61.1 million, using our unpledged securities as collateral, from the FRB or using securities sold under agreements to repurchase.

Our cash flows are derived from operating activities, investing activities, and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

We had estimated uninsured deposits (in excess of the federal deposit insurance limit of $250,000) of $507.0 million, or 30.4% of total deposits as of September 30, 2024, compared to an estimated $419.4 million, or 25.6% of total deposits as of December 31, 2023.  The increase in uninsured deposits was primarily due to a $92.7 million increase in certificates of deposit held by state and local governments which was used to payoff $65.0 million of maturing FHLB advances and to increase our liquidity. Our estimate is calculated on the same basis used for regulatory reporting. We have no deposits that are uninsured for any other reason.

At September 30, 2024, we had $3.1 million in loan commitments outstanding for fixed-rate loans and had $17.6 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2024 totaled $628.4 million, or 37.6% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and security sales, brokered deposits, securities sold under agreements to repurchase, and FHLB and FRB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2025. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the nine months ended September 30, 2024 and 2023, we originated $51.3 million and $83.0 million of loans, respectively. During the nine months ended September 30, 2023, we purchased securities with a face value of $6.8 million. We did not purchase any securities in the nine months ended September 30, 2024.

Financing activities consist primarily of activity in deposit accounts, FHLB advances, FRB advances, securities sold under agreements to repurchase, stock repurchases, and dividend payments. We experienced a net increase in deposits of $33.7 million for the nine months ended September 30, 2024. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. At September 30, 2024, FHLB and FRB advances were $177.0 million and $50.0 million, respectively. At December 31, 2023, FHLB and FRB advances were $242.0 million and $50.0 million, respectively.

Territorial Bancorp Inc. is a separate legal entity from Territorial Savings Bank and must provide for its own liquidity to pay dividends, repurchase shares of its common stock, and for other corporate purposes. Territorial Bancorp Inc.’s primary source of liquidity is dividend payments from Territorial Savings Bank. The ability of Territorial Savings Bank to pay dividends to Territorial Bancorp Inc. is subject to regulatory requirements. At September 30, 2024, Territorial Bancorp Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $15.8 million.

Territorial Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Territorial Bancorp Inc. is not subject to regulatory capital requirements because its total assets are less than $3.0 billion. At September 30, 2024, Territorial Savings Bank exceeded all of the fully phased in regulatory capital requirements and is considered to be “well capitalized” under regulatory guidelines.

The tables below present the fully-phased in capital required to be considered “well-capitalized” and meet the regulatory capital conservation buffer requirement as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for Territorial Savings Bank and the Company at September 30, 2024 and December 31, 2023:

(Dollars in thousands)	Required Ratio	Actual Amount	Actual Ratio
September 30, 2024:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$238,079	10.82%
Territorial Bancorp Inc.		$254,676	11.57%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$238,079	26.67%
Territorial Bancorp Inc.		$254,676	28.51%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$238,079	26.67%
Territorial Bancorp Inc.		$254,676	28.51%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$243,134	27.24%
Territorial Bancorp Inc.		$259,731	29.07%

December 31, 2023:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$238,972	10.86%
Territorial Bancorp Inc.		$257,307	11.69%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$238,972	26.31%
Territorial Bancorp Inc.		$257,307	28.33%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$238,972	26.31%
Territorial Bancorp Inc.		$257,307	28.33%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$244,093	26.87%
Territorial Bancorp Inc.		$262,428	28.89%
(1)	The required Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios are based on the fully-phased in capital ratios in the Basel III capital regulations plus the 2.50% capital conservation buffer.

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

At September 30, 2024 and December 31, 2023, the Bank’s capital ratios exceeded the minimum capital thresholds for a “well-capitalized” institution. There are no conditions or events that have changed the institution’s category under the capital guidelines.

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

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities, and agreements with respect to investments. Between December 31, 2023 and September 30, 2024, there have not been any material changes in our contractual obligations or funding needs.

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

The following table presents our internal calculations of the estimated changes in our EVE as of June 30, 2024 (the latest date for which we have available information) that would result from the designated instantaneous changes in the interest rate yield curve.

					Increase
					(Decrease) in
		Estimated		EVE Ratio as a	EVE Ratio as a
Change in		Increase		Percent of	Percent of
Interest Rates	Estimated EVE	(Decrease) in	Percentage	Present Value	Present Value of
(bp) (1)	(2)	EVE	Change in EVE	of Assets (3)(4)	Assets (3)(4)
(Dollars in thousands)
+400	$(53,943)	$(201,647)	(136.52)%	(3.72)%	(11.85)%
+300	$(9,386)	$(157,090)	(106.35)%	(0.61)%	(8.74)%
+200	$39,570	$(108,134)	(73.21)%	2.44%	(5.69)%
+100	$92,421	$(55,283)	(37.43)%	5.39%	(2.74)%
0	$147,704	$—	—%	8.13%	—%
-100	$200,681	$52,977	35.87%	10.44%	2.31%
-200	$249,913	$102,209	69.20%	12.31%	4.18%
-300	$290,475	$142,771	96.66%	13.60%	5.47%
-400	$294,036	$146,332	99.07%	13.30%	5.17%
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Interest rates on Freddie Mac mortgage-backed securities decreased by 57 basis points between June 30, 2024 and Septemer 30, 2024. The decrease in mortgage interest rates has increased the value of our interest-earning assets.

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

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2024. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2024, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)             Not applicable.

(b)             Not applicable.

(c)             Stock Repurchases. There were no repurchases of our shares of common stock during the three months ended September 30, 2024.

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

101

The following materials from Territorial Bancorp Inc.’s Form 10-Q report for the quarter ended September 30, 2024, formatted in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

TERRITORIAL BANCORP INC.
(Registrant)

Date: November 13, 2024	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and
Chief Executive Officer

Date: November 13, 2024	/s/ Melvin M. Miyamoto
Melvin M. Miyamoto
Executive Vice President and Chief Financial Officer