Form 10-K
period 2024-12-31
Territorial Bancorp Inc.
filed 2025-03-31
CIK 1447051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate value of the voting common equity held by nonaffiliates of the registrant, computed by reference to the closing price of the registrant’s shares of common stock as of June 28, 2024 ($8.10) was $66.1 million.

As of February 28, 2025, there were 8,834,453 shares outstanding of the registrant’s common stock.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, internationally, nationally or in our market areas, that are worse than expected;

●	competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

●	adverse changes in the securities or credit markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	a failure to maintain adequate levels of capital and liquidity to support our operations;

●	our ability to successfully integrate acquired entities, if any;

●	changes in consumer demand, spending, borrowing and savings habits;

●	changes in accounting and auditing policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

●	the imposition of tariffs or other domestic or international governmental policies;

●	changes in our organization, compensation and benefit plans;

●	the timing and amount of revenues that we may recognize;

●	the value and marketability of collateral underlying our loan portfolios;

●	our ability to retain key employees;

●	cyber attacks, computer viruses, and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data or disable our systems;

●	technological changes that may be more difficult or expensive than expected;

●	the ability of third-party providers to perform their obligations to us;

●	the ability of the U.S. Government to manage federal debt limits;

●	the effects of any federal government shutdown;

●	risks, uncertainties, and other factors relating to a pandemic, including the length of time that the pandemic continues, the imposition of any restrictions on individual or business activities; the severity and duration of the effect of the pandemic on the general economy and on the businesses of our borrowers and their ability to make payments on their obligations; the remedial actions and stimulus measures adopted by federal, state and local governments, including the effects of any vaccine mandate; and the inability of employees to work due to illness, quarantine, or government mandates;

●	changes in the quality and/or composition of our loan portfolio, including changes in our allowance for credit losses;

●	the quality and composition of our investment portfolio;

●	changes in market and other conditions that would affect our ability to repurchase our common stock;

●	changes in our financial condition or results of operations that reduce capital available to pay dividends;

●	the effects of climate change and societal, investor and governmental responses to climate change;

●	the effects of social and governance change and societal and investor sentiment and governmental responses to social and governance matters;

●	the effects of domestic and international hostilities, including terrorism; and

●	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please also see “Item 1A. Risk Factors.”

PART I

ITEM 1.	Business

Territorial Bancorp Inc.

Territorial Bancorp Inc. (the Company) is a Maryland corporation and owns 100% of the outstanding common stock of Territorial Savings Bank (the Bank). In 2009, we completed our initial public offering of common stock in connection with the mutual-to-stock conversion of Territorial Mutual Holding Company. Since the completion of our initial public offering, we have not engaged in any significant business activity other than owning the common stock of and having savings deposits in Territorial Savings Bank, paying dividends and repurchasing shares of our common stock. At December 31, 2024, we had consolidated assets of $2.2 billion, consolidated deposits of $1.7 billion and consolidated stockholders’ equity of $248.4 million.

Our executive offices are located at 1003 Bishop Street, Pauahi Tower Suite 500, Honolulu, Hawaii 96813. Our telephone number at this address is (808) 946-1400.

Territorial Savings Bank

Territorial Savings Bank is a Hawaii state-chartered savings bank headquartered in Honolulu, Hawaii. Territorial Savings Bank was organized in 1921 and reorganized into the mutual holding company structure in 2002. Territorial Savings Bank is currently the wholly-owned subsidiary of Territorial Bancorp Inc. In 2014, Territorial Savings Bank converted from a federal savings bank to a Hawaii state-chartered savings bank and became a member of the Federal Reserve System. We provide financial services to individuals, families and businesses through our 28 banking offices located throughout the State of Hawaii.

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

Hope Bancorp, Inc. Merger Agreement

As previously announced in a joint news release issued April 29, 2024, Hope Bancorp, Inc. (Hope Bancorp) and the Company signed a definitive merger agreement.  Under the terms of the merger agreement, Company stockholders will receive a fixed exchange ratio of 0.8048 share of Hope Bancorp common stock in exchange for each share of Company common stock they own, in a 100% stock-for-stock transaction valued at approximately $78.60 million, based on the closing price of Hope Bancorp’s common stock on April 26, 2024. The transaction is intended to qualify as a tax-free reorganization for Company stockholders.

The transaction is subject to regulatory approvals and the satisfaction of other customary closing conditions.

Market Area

We conduct business from our corporate offices and from our 28 full-service branch offices located throughout the State of Hawaii.

The largest sector of Hawaii’s economy is the visitor industry. The Hawaii Tourism Authority reported that total visitors were 9.7 million for 2024, a 0.3% decrease compared to 2023. Total visitor spending for 2024 totaled $20.7 billion, a 0.2% decrease compared to 2023. Most of the visitors to the state in 2024 were from the continental United States.

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

The number of single-family homes sold on the island of Oahu, the largest real estate market in Hawaii, totaled 2,793 units in 2024, an increase of 9.1% compared to sales in 2023. The median price paid on Oahu for a single-family home in 2024 was $1.1 million, an increase of 4.8% compared to the median price in 2023. The number of condominium sales, a notable portion of the overall housing market, totaled 4,459 units in 2024, a decrease of 2.5% compared to sales in 2023. The median price paid on Oahu for condominiums in 2024 was $515,000, an increase of 1.3% compared to the median price in 2023. High mortgage rates, rising home prices, and homeownership costs, such as maintenance fees and insurance, have created challenges for home buyers and slowed home sales.

Maui County is the second largest real estate market in Hawaii. Single-family homes sold in Maui county totaled 754 units in 2024, an increase of 3.1% compared to the number of units sold in 2023. The median price paid for a single-family home in Maui County in 2024 was $1.3 million, an increase of 8.5% compared to the median price in 2023. The number of condominium sales totaled 851 units in 2024, a decrease of 12.3% compared to the number of units sold in 2023. The median price paid for a condominium in Maui County in 2024 was $900,000, an increase of 8.3% compared to the median price in 2023. The median price of single-family homes and condominium prices in Maui County continued to rise in 2024 because of the strong demand for housing and the reduction in the existing inventory of homes available for sale due to the wildfires that occurred in Maui in 2023.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in all four counties in the State of Hawaii. As of June 30, 2024 (the latest date for which information is publicly available), we ranked fifth in FDIC-insured deposit market share in the State of Hawaii (out of 13 banks and thrift institutions with offices in Hawaii), with a 2.9% market share. As of that date, our largest market share was in the County of Hawaii, where we ranked fifth in deposit market share (out of eight banks and thrift institutions with offices in the County) with a 4.4% market share.

Lending Activities

Our primary lending activity is the origination of one- to four-family residential mortgage loans. To a much lesser extent, we also originate home equity loans and lines of credit, construction, commercial and other nonresidential real estate loans, consumer loans, multi-family mortgage loans and commercial business loans.

One- to Four-Family Residential Mortgage Loans. At December 31, 2024, $1.2 billion, or 96.9% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities generally up to 30 years. Historically, there has been little demand for adjustable-rate mortgage loans in our market area.

One- to four-family residential mortgage loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which was $1,149,825 for single-family homes located in the State of Hawaii for 2024. We also originate loans above this amount, which are referred to as “jumbo loans.” We generally originate fixed-rate jumbo loans with terms of up to 30 years. We have not originated significant amounts of adjustable-rate jumbo loans in recent years due to customer preference for fixed-rate loans in our market area. We generally underwrite jumbo loans in a manner similar to conforming loans. Jumbo loans are not uncommon in our market area.

We may originate loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 100%. We generally require private mortgage insurance for loans with loan-to-value ratios in excess of 80%. During the year ended December 31, 2024, we originated $560,000 of one- to four-family residential mortgage loans with loan-to-

value ratios in excess of 80%. We offer a variety of credit programs for low- to moderate-income and first-time home purchasers. These include our first time home purchaser program, where the borrower will receive up to a 50 basis point reduction in points charged in connection with the loan. We also originate first mortgage loans to lower-income individuals who reside in rural census tracts where the U.S. Department of Agriculture will issue a second mortgage and complete the underwriting of the loan, subject to our review before origination. We also offer both Federal Housing Administration (FHA) and Veterans Administration (VA) fixed-rate loans.

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

Nonresidential Real Estate Loans. Our nonresidential real estate loans consist primarily of commercial real estate loans and construction loans for residential real estate projects. These loans totaled $11.6 million, or 0.9% of our loan portfolio as of December 31, 2024. The commercial real estate properties primarily include owner-occupied light industrial properties. We generally seek to originate commercial real estate loans with initial principal balances of $1.0 million or less. Loans secured by commercial real estate totaled $8.2 million, or 0.6%, of our total loan portfolio at December 31, 2024, and consisted of ten loans outstanding with an average loan balance of approximately $822,000. All of our nonresidential real estate loans are secured by properties located in our primary market area. At December 31, 2024, our largest commercial real estate loan had a principal balance of $2.6 million and was secured by real property and improvements utilized as an office building. During the COVID-19 pandemic, this loan was modified to allow for the deferral of six months of interest to the maturity date of the loan in 2030. This loan was performing in accordance with its modified loan terms at December 31, 2024.

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

We also originate a limited amount of construction loans to experienced developers, almost exclusively for the construction of residential real estate projects. Construction loans are also made to individuals for the construction of their personal residences. Construction loans to individuals are generally “interest-only” loans during the construction period, and convert to permanent, amortizing loans following the completion of construction. At December 31, 2024 construction loans totaled $2.4 million, or 0.2% of total loans receivable. At December 31, 2024, the additional unadvanced portion of these construction loans totaled $3.5 million.

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

Loan Originations, Purchases, Sales and Servicing. All mortgage loans that we originate are underwritten pursuant to our policies and procedures, which incorporate standard Freddie Mac underwriting guidelines. We originate both adjustable-rate and fixed-rate loans. However, in our market area, customer demand is primarily for fixed-rate loans. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Most of our one- to four-family residential mortgage loan originations are generated by our branch managers and employees located in our banking offices and our additional commissioned loan officers located in our corporate headquarters. We also advertise throughout our market area. We also receive loans from mortgage brokers, mortgage bankers and other financial institutions that work with our staff to process and close these loans. We underwrite and approve all of these loans. We also obtain mortgage loan applications and refer these applications to other financial institutions and mortgage bankers for a fee. Mortgage loan applications are referred to other financial institutions and mortgage bankers because these companies may not require a full-appraisal of the property being mortgaged as we do, may offer better loan terms and may be able to close the loan faster. In addition, we may decide to refer the loan application to another company because we do not want to add a loan with the applicable type of credit quality or collateral to our loan portfolio. In 2024, we referred $1.7 million of mortgage loans to other financial institutions and mortgage bankers and received fees of $11,000.

We sell loans to assist us in managing interest rate risk. We sold residential mortgage loans held for sale (all fixed-rate loans, with terms of 10 years or longer) with principal balances of $877,000 and $827,000 during the years ended December 31, 2024 and 2023, respectively. We had no loans classified as held for sale at December 31, 2024 or 2023.

We sell our loans without recourse, except for normal representations and warranties provided in sales transactions. We primarily sell loans on a servicing released basis where servicing is transferred to a third party at the time the loan is sold. At December 31, 2024, we were servicing loans owned by others with a principal balance of $30.6 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. For the year ended December 31, 2024, we received servicing fees of $83,000. At December 31, 2024, substantially all of the loans serviced for Freddie Mac and Fannie Mae were performing in accordance with their contractual terms and we believe that there are no material repurchase obligations associated with these loans.

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

Territorial Savings Bank also uses automated systems to underwrite one- to four-family residential mortgage loans up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which was $1,149,825 in the State of Hawaii for 2024. We generally require appraisals of all real property securing one- to four-family residential real estate loans, and on property securing home equity loans and lines of credit. All appraisers are licensed appraisers and all third-party appraisers are approved by the Board of Directors annually.

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

Our current policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities. As of December 31, 2024, we held no asset-backed securities other than mortgage-backed securities. As a state savings bank, Territorial Savings Bank is not permitted to invest in equity securities. This general restriction does not apply to Territorial Bancorp Inc.

The Investments — Debt and Equity Securities topic of the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) requires that, at the time of purchase, we designate a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent to hold the security until maturity. Securities in the available-for-sale and trading classifications are reported at fair market value and securities in the held-to-maturity classification are reported at amortized cost. A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair market value of any security has declined below its carrying value and whether an allowance for credit losses, charge to earnings or other comprehensive loss is necessary. We utilize the current expected credit losses (CECL) methodology to estimate expected credit losses with respect to held-to-maturity securities. Available-for-sale securities in an unrealized loss position are evaluated for impairment. If we do not have the intent to sell a security and it is not more likely than not that we will be required to sell a security, impairment occurs when the present value of the remaining cash flows is less than the remaining amortized cost basis. The difference between the present value of remaining cash flows and the remaining amortized cost basis is considered a credit loss. If a credit loss has occurred, impairment is recorded by writing down the value of a security to the present value of remaining cash flows as a charge to earnings. The difference between the book value of the security after the write down and the fair market value is considered an other comprehensive loss, which is a reduction of stockholders’ equity.

Our investment securities at December 31, 2024 consisted of held-to-maturity and available-for-sale mortgage-backed securities with a carrying value of $645.7 million and $18.5 million, respectively. At December 31, 2024, all of our mortgage-backed securities were issued by Fannie Mae, Freddie Mac or Ginnie Mae. At December 31, 2024, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date. The fair values of our securities are usually based on published or securities dealers’ market values.

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

Sources of Funds

General. Deposits traditionally have been our primary source of funds for our investment and lending activities. We also borrow from the FHLB and the FRB to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds. Our additional sources of funds are loan and security repayments, maturing investments, retained earnings, income on other earning assets and the proceeds of loan and security sales.

Deposits. At December 31, 2024, deposits totaled $1.7 billion, or 89.4% of total liabilities. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, certificates of deposit, commercial and regular checking accounts, Super NOW accounts, and money market accounts. Historically, we have not accepted, and do not currently have, brokered deposits. We accept deposits primarily from the areas in which our offices are located. We rely on our competitive pricing and products, convenient locations and quality customer service to attract and retain deposits.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, market interest rates, liquidity requirements and our deposit growth goals.

Borrowings. At December 31, 2024, our borrowings consisted of FHLB advances totaling $160.0 million, or 8.3% of total liabilities. At December 31, 2024, we had access to additional FHLB and FRB advances of up to $389.5 million and $114.4 million, respectively. Advances from the FHLB are secured by our investment in the common stock of the FHLB as well as by a blanket pledge on our assets not otherwise pledged. Advances from the FRB are secured by mortgage-backed securities.

Subsidiary Activities

Territorial Savings Bank had one subsidiary, Territorial Financial Services, Inc., that was dissolved during the year ended December 31, 2024.

Personnel

As of December 31, 2024, we had 233 full-time employees and nine part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

Net Operating Loss Carryovers. For net operating losses generated beginning January 1, 2021, there are no carry backs allowed. Net operating losses can be carried forward for an unlimited period until the loss is fully recovered. Net operating losses can be used to reduce the current year’s taxable income by 80%. At December 31, 2024, the Company had a estimated gross net operating loss carry forward of $6.7 million for federal income tax purposes and $5.5 million for state franchise tax purposes.

Corporate Dividends. We may exclude from our income 100% of dividends received from Territorial Savings Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. Territorial Bancorp Inc.’s federal income tax returns have not been audited in the five-year period ended December 31, 2024. Tax years 2021 to 2023 currently remain subject to examination by the Internal Revenue Service (the IRS).

Stock Repurchases. As a result of the Inflation Reduction Act, which was signed into law in 2022, publicly traded corporations like Territorial Bancorp Inc. are subject to a 1% excise tax on stock repurchases.

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

Territorial Bancorp Inc.’s state franchise tax returns have not been audited in the five-year period ended December 31, 2024. Tax years 2021 and after currently remain subject to examination by the Department of Taxation of the State of Hawaii.

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

At December 31, 2024, Territorial Savings Bank’s regulatory capital exceeded that required by the capital requirements.

Legislation enacted in 2018 required federal banking agencies to establish a “community bank leverage ratio” of between 8 to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion and the ratio has currently been set at 9%. Institutions with capital meeting the specified requirements and electing to follow the alternative framework are deemed to comply with the applicable regulatory capital requirements, including the risk based requirements, and are considered well-capitalized under the prompt corrective action framework discussed below. A qualifying institution may opt in and out of the community bank leverage ratio on its quarterly call report. Territorial Savings Bank did not opt into the community bank leverage ratio framework.

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

At December 31, 2024, Territorial Savings Bank met the criteria for being considered “well-capitalized.”

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

Community Reinvestment Act (CRA) and Fair Lending Laws. All institutions with Federal Deposit Insurance Corporation deposit insurance have a responsibility under the CRA and related federal regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a state member bank, the Federal Reserve Board is required to assess the savings bank’s record of compliance with the CRA. A savings bank’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The CRA requires all Federal Deposit Insurance Corporation-insured institutions to publicly disclose their rating. Territorial Savings Bank received a “satisfactory” CRA rating in its most recent federal examination. On October 24, 2023, the Federal Deposit Insurance Corporation, the Federal Reserve Board, and the Office of the Comptroller of the Currency (“OCC”) issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027. On March 29, 2024, a federal court in the Northern District of Texas issued a preliminary injunction of the new CRA regulations, enjoining the federal banking agencies from enforcing the regulations against the plaintiff bank industry trade groups, and extending the regulations’ implementation dates day-for-day for each day the injunction is in place.

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

The Federal Deposit Insurance Corporation has authority to increase initial base deposit insurance assessment rates and did so by three basis points beginning in the fourth quarterly assessment period of 2023. As a result, effective January 1, 2024, assessment rates for institutions of Territorial Savings Bank’s size range from 2.5 to 32 basis points. Any significant future increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Territorial Savings Bank. Management cannot predict what insurance assessment rates will be in the future.

Federal Home Loan Bank System. Territorial Savings Bank is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of Des Moines, Territorial Savings Bank is required to acquire and hold shares of capital stock in the FHLB. As of December 31, 2024, Territorial Savings Bank held $8.5 million of capital stock in the FHLB of Des Moines and was in compliance with this requirement.

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

Qualified Thrift Lender Test

Territorial Bancorp Inc. maintained its status as a savings and loan holding company in connection with Territorial Savings Bank’s 2014 conversion from a federal to a Hawaii savings bank charter. In order for Territorial Bancorp Inc. to remain regulated as a savings and loan holding company (rather than a bank holding company), Territorial Savings Bank is required to continue to satisfy the same qualified thrift lender (QTL) test that was applicable to it as a federal savings bank. The QTL test requires Territorial Savings Bank to either qualify as a “domestic building and loan association,” as defined by the Internal Revenue Code, or maintain at least 65% of “portfolio assets” in “qualified thrift investments,” primarily residential mortgages and related investments, including mortgage-backed and related securities. Territorial Savings Bank was in compliance with the QTL test at December 31, 2024.

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

Not applicable to a smaller reporting company.

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

The Information Security Department of Territorial Savings Bank is primarily responsible for identifying, assessing and managing material risks from cybersecurity threats. The Information Security Department is managed by the Board-appointed Information Security Officer (the “ISO”) who reports directly to Territorial Savings Bank’s Executive Vice President of Administration. The ISO has five years of experience with Territorial Savings Bank and an additional 23 years of experience in the information technology (“IT”) field. The ISO also oversees Territorial Savings Bank’s Information Security Program, which is governed by various information security and cybersecurity, systems development, change control, disaster recovery/business continuity and physical asset classification and control policies. The Information Security Program identifies data sources, threats and vulnerabilities and ensures awareness, accountability, and oversight for data protection throughout Territorial Savings Bank and with trusted third parties to ensure that data is protected and able to be recovered in the event of a breach or failure (technical or other disaster). The Information Security Department provides on-going technology and IT threat updates to ensure the latest threats are addressed. In addition, the ISO participates in penetration testing, business continuity/ disaster recovery testing, and incident response plan testing. The ISO presents information security and cybersecurity updates at least quarterly to Territorial Savings Bank’s Information Technology Steering Committee, which consists of the Executive Vice President of Administration, the Senior Vice President of Electronic Banking, the Information Technology Manager, the Information Security Officer, information technology staff, and staff from other departments within the organization. The committee minutes are reviewed by the Board of Directors after each meeting.

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

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2024, we were not involved in any legal proceedings, the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)Market, Holder and Dividend Information. Our common stock is traded on the NASDAQ Global Select Market under the symbol “TBNK.” The approximate number of holders of record of Territorial Bancorp Inc.’s common stock as of February 29, 2025 was 984. Certain shares of Territorial Bancorp Inc. are held in “nominee” or “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

(b)Sales of Unregistered Securities. Not applicable.

(c)Use of Proceeds. Not applicable.

(d)Securities Authorized for Issuance Under Equity Compensation Plans. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(e)Stock Repurchases. There were no repurchases of our shares of common stock during the three months ended December 31, 2024.

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

Overview

We have historically operated as a traditional thrift institution. The significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit inflows, cash balances at the Federal Reserve Bank (FRB), loan and securities repayments, advances from the Federal Home Loan Bank of Des Moines (FHLB) and the Federal Reserve Bank, and proceeds from loan and security sales. As a result, we may be vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets, as occurred in 2023.

We have continued our focus on originating one- to four-family residential real estate loans. Our emphasis on conservative loan underwriting has resulted in continued low levels of nonperforming assets. Our nonperforming assets, which include nonaccrual loans, totaled $1.9 million, or 0.09% of total assets at December 31, 2024, compared to $2.3 million, or 0.10% of total assets at December 31, 2023. We recorded a provision for credit losses of $73,000 and a reversal of provision for credit losses of $3,000 for the years ended December 31, 2024 and 2023, respectively. The provision for credit losses in 2024 occurred primarily due to an increase in provisions for the consumer loan portfolio that was partially offset by decreases in provisions for the commercial and real estate portfolio. The increase in provisions for the consumer loan portfolio was primarily due to an increase in home equity loans and lines of credit. The decrease in provisions in the commercial loan portfolio was primarily due to an increase in forecasted prepayments, that was partially offset by an increase in forecasted charge-offs. The decrease in provisions in the real estate portfolio was primarily due to a decrease in the mortgage loan portfolio that was partially offset by a decrease in the forecasted prepayments. The reversal of provision for credit losses in 2023 was primarily due to a decrease in our real estate portfolio’s forecasted charge-offs that was partially offset by a decrease in its forecasted prepayments.

All of Territorial Savings Bank’s investments in mortgage-backed securities and collateralized mortgage obligations have been issued by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. These agencies guarantee the payment of principal and interest on the Bank’s mortgage-backed securities. We do not own any preferred stock issued by Fannie Mae or Freddie Mac. As of December 31, 2024, our additional borrowing capacity at the FHLB and FRB was $389.5 million and $114.4 million, respectively. As of December 31, 2023, our additional borrowing capacity at the FHLB and FRB was $612.6 million and $207.2 million, respectively.

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

The estimate of the allowance for credit losses using the CECL approach is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of loans. The historical loss experience is the starting point for estimating expected credit losses. We consider whether the historical loss experience should be adjusted for asset specific risk characteristics or current conditions at the reporting date that did not exist over the historical reporting period. These qualitative adjustments can include changes in the economy, loan underwriting standards, delinquency trends, or other factors. We then consider future economic conditions as part of the one-year reasonable and supportable forecast period. The one-year reasonable and supportable forecast period includes estimates of economic conditions which affects the performance of the loan portfolios. After the one-year reasonable and supportable forecast period, losses are based on historical loss rates, or reversion rate, for the remaining expected life of the loan. We use a discounted cash flow methodology to calculate our allowance for credit losses.

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

The amortized cost of the real estate pool totaled $1.3 billion at December 31, 2024 and represented 98.3% of our total loans. The amortized cost of the consumer and commercial loan pools totaled $22.5 million at December 31, 2024 and represented 1.8% of our total loans.

The allowance for credit losses is generally sensitive to economic conditions and assumptions built into the model that estimates credit losses. Since the residential real estate pool represents 98.9% of the Bank’s loans, changes in economic factors for the consumer and commercial pools would not have a material impact on the allowance. For the residential real estate portfolio, the 30-year fixed mortgage rate is used to project net charge-offs. A negative change in the forecasted 30-year fixed mortgage rate from 6.8% to 7.5% would lead to a small increase in the rate of delinquencies and consequently charge-offs for these borrowers. For the allowance on December 31, 2024, this change would increase the quantitative forecast component of the allowance for these loans from 0.005% to 0.019% and increase the dollar losses by $25,000 over a 12-month forecast. The net charge-offs on the residential real estate pool was based on the 2007 to 2009 Great Recession period. If the 2007 to 2008 period was used to calculate the net charge-offs on the residential real estate pool, the allowance for credit losses at December 31, 2024 would increase by approximately $312,000. Due to the low historical loss rates, small changes in the economic cycle will have nominal impacts on the overall allowance. This sensitivity analysis is hypothetical and provided only to indicate the potential impact changes in economic conditions and the effect these assumptions may have on the allowance estimate. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others.

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

Available for sale (AFS) investment securities in an unrealized loss position are evaluated for impairment. We first assess whether we intend to sell, or it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the investment securities amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the investment security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income. We have not recorded an ACL related to our AFS investment securities.

See Note 2(i) of the Notes to Consolidated Financial Statements for further information on the ACL.

Deferred Tax Assets. Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. A valuation allowance may be required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. There was no valuation allowance for deferred tax assets as of December 31, 2024 and 2023.

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

At December 31, 2024, we used weighted-average discount rates of 5.46% and 5.10% for calculating annual pension expense and projected plan liabilities, respectively, and an expected long-term rate of return on plan assets of 6.75% for calculating annual pension expense. For both the discount rate and the asset return rate, a range of estimates could reasonably have been used, which would affect the amount of pension expense and pension liability recorded.

A decrease in the discount rate or an increase in the asset return rate would have reduced our pension expense in 2024, while an increase in the discount rate or a decrease in the asset return rate would have the opposite effect. A 25 basis point decrease in the discount rate assumptions would have decreased our 2024 pension expense by $3,000 and would have increased our year-end 2024 pension liability by $343,000, while a 25 basis point decrease in the asset return rate would have increased our 2024 pension expense by $49,000.

Selected Financial Data

	At December 31,
	2024	2023

	(In thousands)
Selected Financial Condition Data:

Total assets	$2,169,715	$2,236,672
Cash and cash equivalents	123,523	126,659
Investment securities available for sale, at fair value	18,492	20,171
Investment securities held to maturity at amortized cost	645,669	685,728
Loans receivable, net of allowance for credit losses	1,281,548	1,303,431
Bank-owned life insurance	49,645	48,638
Deposits	1,717,663	1,636,604
Advances from the Federal Home Loan Bank	160,000	242,000
Advances from the Federal Reserve Bank	—	50,000
Securities sold under agreements to repurchase	—	10,000
Total stockholders’ equity	248,351	251,086

	Year Ended December 31,
	2024	2023

	(In thousands)
Selected Operating Data:

Interest income	$72,305	$69,088
Interest expense	40,613	26,457
Net interest income	31,692	42,631
Provision (reversal of provision) for credit losses	73	(3)
Net interest income after provision (reversal of provision) for credit losses	31,619	42,634
Noninterest income	2,611	2,471
Noninterest expense	40,944	38,268
(Loss) income before income taxes	(6,714)	6,837
Income tax (benefit) expense	(2,415)	1,810
Net (loss) income	$(4,299)	$5,027

	At or for the Year Ended December 31,
	2024	2023
Selected Financial Ratios (expressed as percentages) and Other Data:

Performance Ratios:
Return on average assets (ratio of net (loss) income to average total assets)	(0.20)%	0.23%
Return on average equity (ratio of net (loss) income to average equity)	(1.71)%	1.99%
Interest rate spread (1)	1.21%	1.83%
Net interest margin (2)	1.50%	2.02%
Efficiency ratio (3)	119.36%	84.85%
Noninterest expense to average total assets	1.86%	1.74%
Average interest-earning assets to average interest-bearing liabilities	115.18%	115.37%
Average equity to average total assets	11.43%	11.48%
Basic (loss) earnings per share	$(0.50)	$0.58
Diluted (loss) earnings per share	$(0.50)	$0.57
Dividend payout ratio (4)	(16.00)%	129.82%

Asset Quality Ratios:
Nonperforming assets to total assets	0.09%	0.10%
Nonperforming loans to total loans	0.15%	0.17%
Allowance for credit losses to nonperforming loans	264.56%	226.59%
Allowance for credit losses to total loans	0.40%	0.39%

Capital Ratios (bank-level only):
Total capital (to risk-weighted assets)	27.26%	26.87%
Common equity Tier 1 capital (to risk-weighted assets)	26.69%	26.31%
Tier I capital (to risk-weighted assets)	26.69%	26.31%
Tier I capital (to total assets)	10.98%	10.86%

Other Data:
Number of full-service offices	28	28
Full-time equivalent employees	238	236
(1)	The average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	The dividend payout ratio represents cash dividends declared per share divided by diluted (loss) earnings per share.

Balance Sheet Analysis

Assets. At December 31, 2024, our assets were $2.2 billion, a decrease of $67.0 million, or 3.0%, from December 31, 2023. The decrease was primarily caused by a $41.7 million decrease in total investment securities, a $21.9 million decrease in total loans, and a $3.1 million decrease in cash and cash equivalents.

Cash and Cash Equivalents. At December 31, 2024, our cash and cash equivalents were $123.5 million, a decrease of $3.1 million, or 2.5%, from $126.7 million at December 31, 2023. The decrease was primarily due to a $82.0 million decrease in FHLB advances, a $50.0 million decrease in FRB advances, a $10.0 million decrease in securities sold under agreements to repurchase, and $7.5 million of net cash used in operating activities. These decreases were partially offset by an $81.1 million increase in deposits, a $41.7 million decrease in total investment securities, and a $21.9 million decrease in total loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2024		2023
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$1,248,171	96.87%	$1,277,544	97.48%
Multi-family residential	5,148	0.40	5,855	0.45
Construction, commercial and other	11,620	0.90	11,631	0.89
Home equity loans and lines of credit	14,851	1.15	7,058	0.54
Other loans	8,704	0.68	8,453	0.64

Total loans	1,288,494	100.00%	1,310,541	100.00%

Other items:
Unearned fees and discounts, net	(1,832)		(1,989)
Allowance for credit losses	(5,114)		(5,121)

Loans receivable, net	$1,281,548		$1,303,431

Total loans decreased by $22.0 million as loan repayments and sales exceeded new loan originations.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled maturities of our loan portfolio at December 31, 2024. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to four-family		Multi-family residential		Construction, commercial		Home equity loans and
	residential real estate		real estate		and other real estate		lines of credit		Other loans		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
2025	$4	5.25%	$46	6.50%	$1,044	5.12%	$145	10.02%	$899	6.64%	$2,138	6.12%
2026 to 2029	3,330	3.77	—		2,064	3.98	1,572	10.18	2,569	6.08	9,535	5.49
2030 to 2039	34,402	4.16	4,554	4.56	6,144	4.21	387	6.94	5,075	3.39	50,562	4.15
2040 and beyond	1,210,435	3.72	548	4.25	2,368	6.61	12,747	5.69	161	5.03	1,226,259	3.75

Total	$1,248,171	3.73%	$5,148	4.55%	$11,620	4.74%	$14,851	6.24%	$8,704	4.55%	$1,288,494	3.78%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2024 that are contractually due after December 31, 2025.

	Due After December 31, 2025
	Fixed	Adjustable	Total

	(In thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$1,247,949	$218	$1,248,167
Multi-family residential	5,102	—	5,102
Construction, commercial and other	9,308	1,268	10,576
Home equity loans and lines of credit	1,106	13,600	14,706
Other loans	6,458	1,347	7,805
Total loans	$1,269,923	$16,433	$1,286,356

Securities. At December 31, 2024, our securities portfolio totaled $664.2 million, or 30.6% of assets. The securities portfolio decreased from $705.9 million at December 31, 2023 primarily due to principal repayments. All of the mortgage-backed securities were issued by Fannie Mae, Freddie Mac or Ginnie Mae. At December 31, 2024, none of the underlying collateral consisted of subprime or Alt-A loans (traditionally defined as nonconforming loans having less than full documentation). At December 31, 2024, we held no common or preferred stock of Fannie Mae or Freddie Mac.

Any unrealized loss on individual mortgage-backed securities as of December 31, 2024 and 2023 was caused by increases in market interest rates subsequent to purchase. All of our mortgage-backed securities are guaranteed by U.S. government-sponsored enterprises or a U.S. government agency. Since the decline in market value has been attributable to changes in interest rates and not credit quality, we continue to have the intent not to sell these investments, and it is not more likely than not that we will be required to sell such investments prior to the recovery of the amortized cost basis. No allowance for credit losses was recorded for these securities as of December 31, 2024 and 2023.

Portfolio Maturities and Coupons. The composition and maturities of the investment securities portfolio at December 31, 2024 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent adjustments have been made, as we did not hold any tax-free investment securities at December 31, 2024.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Coupon	Cost	Coupon	Cost	Coupon	Cost	Coupon	Cost	Fair Value	Coupon

	(Dollars in thousands)
Available-for-sale:
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Fannie Mae	$—	—%	$—	—%	$—	—%	$4,123	3.00%	$4,123	$3,558	3.00%
Freddie Mac	—	—	—	—	—	—	17,371	2.99	17,371	14,934	2.99
Total available-for-sale	$—	—%	$—	—%	$—	—%	$21,494	2.99%	$21,494	$18,492	2.99%

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or government-sponsored enterprises:
Fannie Mae	$—	—%	$6	6.93%	$8	5.87%	$351,726	2.26%	$351,740	$274,342	2.26%
Freddie Mac	—	—	—	—	—	—	276,216	2.52	276,216	223,554	2.52
Collateralized mortgage obligations (1)	—	—	—	—	—	—	1,034	1.62	1,034	914	1.62
Ginnie Mae	—	—	2	4.63	—	—	16,677	3.35	16,679	14,689	3.35
Total held-to-maturity	$—	—%	$8	6.36%	$8	5.87%	$645,653	2.40%	$645,669	$513,499	2.40%

Total	$—	—%	$8	6.36%	$8	5.87%	$667,147	2.42%	$667,163	$531,991	2.42%
(1)	All of our collateralized mortgage obligations have been issued by Fannie Mae or Ginnie Mae.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is nontaxable. Interagency federal guidance generally limits our investment in bank-owned life insurance to 25% of the Bank’s Tier 1 capital plus our allowance for credit losses. At December 31, 2024, this limit was $60.7 million, and we had invested $49.6 million in bank-owned life insurance at that date.

Deposits. At December 31, 2024, deposits totaled $1.7 billion, or 89.4% of total liabilities. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, certificates of deposit, commercial and regular checking accounts, Super NOW accounts, and money market accounts. Historically, we have not accepted, and do not currently have, brokered deposits. We accept deposits primarily from the areas in which our offices are located. We rely on our competitive pricing and products, convenient locations and quality customer service to attract and retain deposits.

Interest rates paid, maturity terms, service fees, and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, market interest rates, liquidity requirements, and our deposit growth goals.

During the year ended December 31, 2024, our deposits increased by $81.1 million, or 5.0%. The increase in deposits was primarily due to an increase of $173.7 million in certificates of deposit, which was partially offset by decreases of $63.6 million in passbook savings and $26.4 million in checking accounts during the year ended December 31, 2024. The increase in certificates of deposit included a $161.4 million increase in state and local government deposits. The decrease in savings and checking occurred primarily as customers transferred their funds to certificates of deposit, which had higher interest rates, or sought higher interest rates elsewhere.

At December 31, 2024, we had a total of $706.1 million in certificates of deposit, of which $685.8 million had remaining maturities of one year or less. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table sets forth the distribution of our average total deposit accounts (including interest-bearing and non-interest-bearing deposits), by account type, for the years indicated.

	For the Year Ended December 31,
	2024			2023
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate

	(Dollars in thousands)
Deposit type:
Non-interest-bearing	$72,910	4.5%	—%	$75,331	4.5%	—%
Savings accounts	702,675	43.0	0.92	802,833	48.6	0.31
Certificates of deposit	581,930	35.6	4.28	479,566	29.0	3.53
Money market	2,508	0.2	0.12	4,627	0.3	0.11
Checking and Super NOW	273,581	16.7	0.02	290,636	17.6	0.02

Total deposits	$1,633,604	100.0%	2.01%	$1,652,993	100.0%	1.23%

The following table sets forth our estimate of uninsured deposits (in excess of the federal deposit insurance limit of $250,000) that is calculated on the same basis used for regulatory reporting. We have no deposits that are uninsured for any other reason.

	At December 31,
	2024	2023

	(In thousands)
Uninsured non-maturity deposits:	$158,159	$168,463

Uninsured deposits with remaining maturities:
Three months or less	324,528	197,189
Over three months to six months	72,591	18,311
Over six months to twelve months	9,595	29,687
Over twelve months	8,280	5,794
	414,994	250,981

Total uninsured deposits	$573,153	$419,444

As of December 31, 2024, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $250,000 was $445.0 million. As of December 31, 2024, certificates of deposit owned by state and local governments in amounts greater than or equal to $250,000 was $331.1 million, and was collateralized by investment securities with an amortized cost of $420.2 million. At December 31, 2024, deposits from the County of Hawaii totaled $171.2 million while deposits from the State of Hawaii totaled $161.6 million. The following table sets forth the maturity of certificates of deposit in amounts greater than or equal to $250,000 as of December 31, 2024.

At December 31, 2024
(In thousands)
Three months or less	$338,501
Over three months through six months	87,179
Over six months through one year	12,002
Over one year to three years	7,341
Total	$445,023

Borrowings. At December 31, 2024, our borrowings consisted of FHLB advances totaling $160.0 million, or 8.3% of total liabilities. At December 31, 2024, we had the capability to borrow up to $389.5 million and $114.4 million in the form of additional advances from the FHLB and FRB, respectively.

Stockholders’ Equity. At December 31, 2024, our stockholders’ equity was $248.4 million, a decrease of $2.7 million, or 1.1%, from $251.1 million at December 31, 2023. The decrease in stockholders’ equity occurred primarily due to the net loss incurred during the year.

Average Balances and Yields

The following table sets forth average balances, yields and rates, and certain other information for the years indicated. No tax-equivalent yield adjustments were made, as we did not hold any tax-free investments. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances and are included with accrual loans in the table. However, no interest income was attributed to nonaccrual loans. The yields set forth below include the effect of net deferred costs, discounts, and premiums that are amortized or accreted to interest income of $247,000 and $190,000 for 2024 and 2023, respectively.

	For the Year Ended December 31,
	2024			2023
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate

	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential (1)	$1,261,643	$46,910	3.72%	$1,263,674	$45,149	3.57%
Multi-family residential	5,478	255	4.65	5,720	274	4.79
Construction, commercial, and other	12,208	562	4.60	18,906	779	4.12
Home equity loans and lines of credit	10,950	707	6.46	6,976	475	6.81
Other loans	8,517	386	4.53	8,373	366	4.37
Total loans	1,298,796	48,820	3.76	1,303,649	47,043	3.61
Investment securities:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises (1)	686,189	16,857	2.46	726,166	17,918	2.47
Total securities	686,189	16,857	2.46	726,166	17,918	2.47
Other investments	123,053	6,628	5.39	83,038	4,127	4.97
Total interest-earning assets	2,108,038	72,305	3.43	2,112,853	69,088	3.27
Non-interest-earning assets	89,378			87,414
Total assets	$2,197,416			$2,200,267

Interest-bearing liabilities:
Savings accounts	$702,675	6,436	0.92%	$802,833	2,469	0.31%
Certificates of deposit	581,930	24,894	4.28	479,566	16,951	3.53
Money market accounts	2,508	3	0.12	4,627	5	0.11
Checking and Super NOW accounts	273,581	56	0.02	290,636	59	0.02
Total interest-bearing deposits	1,560,694	31,389	2.01	1,577,662	19,484	1.23
Federal Home Loan Bank advances	215,661	6,899	3.20	240,647	6,636	2.76
Federal Reserve Bank advances	45,492	2,173	4.78	3,123	154	4.93
Securities sold under agreements to repurchase	8,292	152	1.83	10,000	183	1.83
Total interest-bearing liabilities	1,830,139	40,613	2.22	1,831,432	26,457	1.44
Non-interest-bearing liabilities	116,160			116,224
Total liabilities	1,946,299			1,947,656
Stockholders’ equity	251,117			252,611
Total liabilities and stockholders’ equity	$2,197,416			$2,200,267

Net interest income		$31,692			$42,631
Net interest rate spread (2)			1.21%			1.83%
Net interest-earning assets (3)	$277,899			$281,421
Net interest margin (4)			1.50%			2.02%
Interest-earning assets to interest-bearing liabilities	115.18%			115.37%
(1)	Average balance includes loans or investments held to maturity and available for sale, as applicable.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments for 2024 or 2023.

	Year Ended December 31,
	2024 vs. 2023
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans:
Real estate loans:
First mortgage:
One- to four-family residential	$(73)	$1,834	$1,761
Multi-family residential	(11)	(8)	(19)
Construction, commercial and other	(324)	107	(217)
Home equity loans and lines of credit	256	(24)	232
Other loans	7	13	20
Total loans	(145)	1,922	1,777
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	(982)	(79)	(1,061)
Other investments	2,130	371	2,501

Total interest-earning assets	1,003	2,214	3,217

Interest-bearing liabilities:
Savings accounts	(267)	4,234	3,967
Certificates of deposit	4,001	3,942	7,943
Money market accounts	(4)	2	(2)
Checking and Super NOW accounts	(3)	—	(3)
Total interest-bearing deposits	3,727	8,178	11,905
Federal Home Loan Bank advances	(486)	749	263
Federal Reserve Bank advances	2,024	(5)	2,019
Securities sold under agreements to repurchase	(31)	—	(31)

Total interest-bearing liabilities	5,234	8,922	14,156

Change in net interest income	$(4,231)	$(6,708)	$(10,939)

Comparison of Operating Results for the Years Ended December 31, 2024 and 2023

General. Net income decreased by $9.3 million, or 185.5%, to a net loss of $4.3 million for the year ended December 31, 2024 from net income of $5.0 million for the year ended December 31, 2023. The decrease in net income was primarily due to a $10.9 million decrease in net interest income and a $2.7 million increase in noninterest expense. These decreases to net income were partially offset by a $4.2 million decrease in income tax expense.

Net Interest Income. Net interest income decreased by $10.9 million, or 25.7%, to $31.7 million for the year ended December 31, 2024 from $42.6 million for the year ended December 31, 2023. Interest expense increased by $14.2 million, or 53.5%, to $40.6 million for the year ended December 31, 2024 from $26.5 million for the year ended

December 31, 2023. The increase in interest expense was primarily due to a 78 basis point increase in the cost of interest-bearing liabilities which was partially offset by a $1.3 million decrease in the average balance of interest-bearing liabilities. Interest income increased by $3.2 million, or 4.7%, to $72.3 million for the year ended December 31, 2024 from $69.1 million for the year ended December 31, 2023. The increase in interest income was primarily due to a 16 basis point increase in the yield on average interest-earning assets which was partially offset by a $4.8 million decrease in the average balance of interest-earning assets. Since the significant majority of our loan and securities portfolios have fixed interest rates, the average rates on these assets have not risen as quickly as the average rates on our interest-bearing liabilities during this period of rising market interest rates. The net interest rate spread and net interest margin were 1.21% and 1.50%, respectively, for the year ended December 31, 2024, compared to 1.83% and 2.02%, respectively, for the year ended December 31, 2023. The decrease in the net interest rate spread and the net interest margin are attributable to the 78 basis point increase in the cost of average interest-bearing liabilities, which was partially offset by the 16 basis point increase in the yield of average interest-earning assets.

Interest Income. Interest income increased by $3.2 million, or 4.7%, to $72.3 million for the year ended December 31, 2024 from $69.1 million for the year ended December 31, 2023. Interest income on other investments increased by $2.5 million, or 60.6%, to $6.6 million for the year ended December 31, 2024 from $4.1 million for the year ended December 31, 2023. The increase in interest income on other investments was primarily due to a $41.0 million increase in the average cash balance at the FRB. Interest income on loans increased by $1.8 million, or 3.8%, from $47.0 million for the year ended December 31, 2023 to $48.8 million for the year ended December 31, 2024. The increase in interest income on loans occurred because of a 15 basis point increase in the yield, which was partially offset by a $4.9 million decrease in the average balance of loans which occurred as loan repayments and loan sales exceeded new loan originations. These increases to interest income were partially offset by a decrease in interest income on investment securities by $1.1 million, or 5.9%, to $16.9 million for the year ended December 31, 2024 from $17.9 million for the year ended December 31, 2023. The decrease in interest income on securities occurred primarily because of a $40.0 million decrease in the average securities balance due to principal repayments.

Interest Expense. Interest expense increased by $14.2 million, or 53.5%, to $40.6 million for the year ended December 31, 2024 from $26.5 million for the year ended December 31, 2023. Interest expense on interest-bearing deposits increased by $11.9 million, or 61.1%, to $31.4 million for the year ended December 31, 2024 from $19.5 million for the year ended December 31, 2023. The increase in interest expense on interest-bearing deposits was primarily due to a $102.4 million, or 21.3%, increase in the average balance of certificates of deposit and a 75 basis point increase in the rate paid on certificates of deposit. Certificates of deposit included a $91.5 million increase in deposits from state and local governments. The increase in deposits from state and local governments was used primarily to pay off $82.0 million of maturing FHLB advances. The rate paid on certificates of deposit increased to 4.28% for the year ended December 31, 2024 from 3.53% for the year ended December 31, 2023 primarily due to increases in market interest rates. Interest expense on savings accounts increased by $4.0 million, or 160.7%, to $6.4 million for year ended December 31, 2024 from $2.5 million for the year ended December 31, 2023. The increase in interest expense on savings accounts occurred primarily because of a 61 basis point increase in the rate which was partially offset by a $100.2 million, or 12.5% decrease in the average balance of savings accounts. The changes in the average balance of savings accounts and certificates of deposit occurred primarily as customers transferred funds from savings accounts with relatively low interest rates to certificates of deposit with higher interest rates or withdrew their deposits and sought higher interest rates elsewhere. Interest expense on FRB advances rose by $2.0 million to $2.2 million for year ended December 31, 2024 from $154,000 for the year ended December 31, 2023. In December 2023, we obtained a $50.0 million advance from the FRB Bank Term Funding Program, which was paid off during the year ended December 31, 2024.

Provision for Loan Losses. Based on our analysis of the factors described in “– Allowance for Credit Losses,” we recorded a provision for credit losses of $73,000 and a reversal of provision for credit losses of $3,000 for the years ended December 31, 2024 and 2023, respectively. The provisions in 2024 was primarily due to an increase in provisions for the consumer loan portfolio, which was partially offset by decreases in provisions for the commercial and real estate portfolios. The increase in provisions for the consumer loan portfolio was primarily due to an increase in home equity loans and lines of credit. The decrease in provisions in the commercial loan portfolio was primarily due to an increase in forecasted prepayments, that was partially offset by an increase in forecasted charge-offs. The decrease in provisions in the real estate loan portfolio was primarily due to a decrease in the mortgage loan portfolio that was partially offset by a decrease in the forecasted prepayments. The reversal of credit loss provisions in 2023 was primarily due to a decrease in our real estate portfolio’s forecasted charge-offs that was partially offset by a decrease in its forecasted prepayments. The provisions recorded resulted in ratios of the allowance for credit losses to total loans of 0.40% and 0.39% at December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, we had net charge-offs of $80,000 and $117,000, respectively. Nonaccrual loans totaled $1.9 million and $2.3 million at December 31, 2024 and 2023, respectively. We have provided for all losses that can be reasonably estimated at December 31, 2024 and 2023.

Noninterest Income. The following table summarizes changes in noninterest income for the years ended December 31, 2024 and 2023.

	Year Ended December 31,		Change 2024/2023
	2024	2023	$ Change	% Change

	(Dollars in thousands)
Service and other fees	$1,170	$1,327	$(157)	(11.8)%
Income on bank-owned life insurance	1,007	855	152	17.8%
Net gain on sale of loans	19	10	9	90.0%
Other	415	279	136	48.7%
Total	$2,611	$2,471	$140	5.7%

Noninterest income increased by $140,000, or 5.7%, to $2.6 million for the year ended December 31, 2024 from $2.5 million for the year ended December 31, 2023. The increase in bank-owned life insurance income was primarily due to higher market interest rates. The increase in other income in 2024 was primarily due to an increase in the return on assets in our defined benefit pension plan and a reduction in the interest cost on the benefit obligation. The decrease in service and other fees was primarily due to a decrease in broker fee income and appraisal fees.

Noninterest Expense. The following table summarizes changes in noninterest expense for the years ended December 31, 2024 and 2023.

	Year Ended December 31,		Change 2024/2023
	2024	2023	$ Change	% Change

	(Dollars in thousands)
Salaries and employee benefits	$19,787	$20,832	$(1,045)	(5.0)%
Occupancy	6,858	6,910	(52)	(0.8)%
Equipment	5,307	5,156	151	2.9%
Federal deposit insurance premiums	1,667	982	685	69.8%
Other general and administrative expenses	7,325	4,388	2,937	66.9%
Total	$40,944	$38,268	$2,676	7.0%

Noninterest expense increased by $2.7 million, or 7.0%, to $40.9 million for the year ended December 31, 2024 from $38.3 million for the year ended December 31, 2023. Other general and administrative expenses increased primarily due to $2.8 million of merger-related legal and other professional fees. The increase in federal deposit insurance premiums was primarily due to an increase in the Federal Deposit Insurance Corporation (FDIC) premium rate. The decrease in salaries and employee benefits was primarily due to a decrease in compensation, loan agent commissions, employee stock option program expenses, retirement plan expense, health insurance, and payroll taxes which was partially offset by a decrease in deferred salary expenses for originating new loans and stock benefit plan expenses.

Income Tax (Benefit) Expense. The income tax benefit for 2024 was $2.4 million with an effective tax rate of (36.0%) compared to income tax expense of $1.8 million with an effective tax rate of 26.5%. The decrease in income tax expense was due to a $13.6 million decrease in income before income taxes.

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

	At December 31,
	2024	2023

	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
First mortgage:
One- to four-family residential	$1,771	$2,079
Home equity loans and lines of credit	2	11
Other loans	160	170
Total nonaccrual loans	1,933	2,260

Real estate owned:	—	—

Total nonperforming assets	1,933	2,260

Loans delinquent 90 days or greater and still accruing interest	—	—

Modified loans still accruing interest:
Real estate loans:
First mortgage:
One- to four-family residential	505	697
Total modified loans still accruing interest	505	697

Total nonperforming assets, accruing loans delinquent for 90 days or more and modified loans still accruing interest	$2,438	$2,957

Ratios:
Nonperforming loans to total loans	0.15%	0.17%
Nonperforming assets to total assets	0.09%	0.10%

We had three one- to four family residential loans totaling $593,000 that were modified as of December 31, 2024. Two of the loans, totaling $505,000, were performing in accordance with their modified terms and accruing interest at December 31, 2024. One loan for $87,000 was performing in accordance with its modified terms but not accruing interest at December 31, 2024. We had five one- to four family residential mortgage loans totaling $860,000 that were modified as of December 31, 2023. Four of the loans, totaling $758,000, were performing in accordance with their modified terms and accruing interest at December 31, 2023. One of the loans, for $102,000, was 59 days past due and not accruing interest at December 31, 2023. Our loan modifications include extending loan terms, adjustment to the loan’s interest rate, and loan payment deferrals.

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

	(Dollars in thousands)
At December 31, 2024
Real estate loans:
First mortgage:
One- to four-family residential	—	$—	1	$1,219	1	$1,219
Other loans	6	1	—	—	6	1
Total loans	6	$1	1	$1,219	7	$1,220

At December 31, 2023
Real estate loans:
First mortgage:
One- to four-family residential	—	$—	4	$227	4	$227
Other loans	1	—	1	—	2	—
Total loans	1	$—	5	$227	6	$227

Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at estimated fair value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair value result in charges to expense after acquisition. At December 31, 2024 and 2023, we had no real estate owned.

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

We maintain an allowance for credit losses using an estimate of future losses over the expected life of our financial instruments at a balance sheet date. Our determination as to the classification of our assets and the amount of our allowance for credit losses is subject to review by bank regulators, who can require that we establish additional allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at December 31, 2024, we had substandard assets of $2.2 million and no loss or doubtful assets. Substandard assets at December 31, 2024 included $1.8 million of nonperforming loans and $377,000 of modified loans. At December 31, 2023, we had substandard assets of $2.7 million and no loss or doubtful assets. Substandard assets at December 31, 2023 included $2.2 million of nonperforming loans and $577,000 of modified loans. We generally classify any loan that is delinquent 90 days or more as substandard. Loans which have been delinquent for fewer days may also be classified as substandard.

In addition to classifying assets as substandard, doubtful or loss, we also categorize assets as special mention. A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. We designate loans that are 30 to 89 days delinquent as special mention. Loans which have been delinquent for fewer days may also be categorized as special mention. At December 31, 2024 and 2023, special mention assets were $1.0 million and $327,000, respectively.

Allocation of Allowance for Credit Losses. The following table sets forth the allowance for credit losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category. The allowance for credit losses for each category is affected by the national and Hawaii economies as well as other factors. The allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	At December 31,
	2024		2023
		Percent of		Percent of
		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to
	Credit Losses	Total Loans	Credit Losses	Total Loans

	(Dollars in thousands)
Real estate loans:
First mortgage:
One- to four-family residential	$4,369	96.87%	$4,448	97.48%
Multi-family residential	16	0.40	23	0.45
Construction, commercial and other	31	0.90	27	0.89
Home equity loans and lines of credit	203	1.15	101	0.54
Other loans	495	0.68	522	0.64
Total	$5,114	100.00%	$5,121	100.00%

The following table sets forth additional information regarding the allowance for credit losses and net charge-offs by category:

	At or For the Year Ended December 31,
	2024	2023
Allowance for credit losses to total loans at end of year	0.40%	0.39%
Nonaccrual assets to total loans at end of year	0.15%	0.17%
Allowance for credit losses to nonaccrual loans at end of year	264.56%	226.59%

Net charge-offs to average loans outstanding:
Real Estate	—%	—%
Commercial	—%	—%
Consumer	0.22%	0.87%

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

We have historically operated as a traditional thrift institution. The significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit inflows, cash balances at the Federal Reserve Bank, loan and securities repayments, advances from the Federal Home Loan Bank and the Federal Reserve Bank, and proceeds from loan and security sales. As a result, we may be vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets, as occurred in 2023.

We continue our efforts to reduce interest rate risk. In 2024 and 2023, we sold fixed-rate mortgage loans with principal balances of $877,000 and $827,000, respectively. In 2024, FHLB and FRB advances decreased by $82.0 million and $50.0 million, respectively. In 2024 we paid off $10.0 million of our remaining funds borrowed under securities sold under agreements to repurchase. In addition, we may utilize the following strategies to further reduce our interest rate risk:

●	Continuing our efforts to increase our core checking and savings accounts, which are less rate-sensitive than certificates of deposit and which provide us with a stable, low-cost source of funds;

●	Continuing to repay short-term borrowings;

●	Maintaining overnight cash balances at the Federal Reserve Bank or a portfolio of short-term investments;

●	Purchasing mortgage-backed securities with shorter durations;

●	Selling a portion of the fixed-rate mortgage loans we originate to Freddie Mac or Fannie Mae;

●	Extending the maturity of our liabilities by obtaining longer-term fixed-rate public deposits, and FHLB advances;

●	Subject to the maintenance of our credit quality standards, originating commercial loans and home equity lines of credit, which have adjustable interest rates and shorter average lives than first mortgage loans; and

●	Maintaining relatively high regulatory capital ratios.

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

The following table presents our internal calculations of the estimated changes in our EVE as of December 31, 2024 that would result from the designated instantaneous changes in the interest rate yield curve.

					Increase
					(Decrease) in
		Estimated		EVE Ratio as a	EVE Ratio as a
Change in		Increase		Percent of	Percent of
Interest Rates	Estimated EVE	(Decrease) in	Percentage	Present Value	Present Value of
(bp) (1)	(2)	EVE	Change in EVE	of Assets (3)(4)	Assets (3)(4)
(Dollars in thousands)
+400	$(67,397)	$(199,011)	(151.21)%	(4.60)%	(11.83)%
+300	$(23,087)	$(154,701)	(117.54)%	(1.50)%	(8.73)%
+200	$25,796	$(105,818)	(80.40)%	1.58%	(5.65)%
+100	$78,765	$(52,849)	(40.15)%	4.57%	(2.66)%
0	$131,614	$—	—%	7.23%	—%
-100	$187,146	$55,532	42.19%	9.72%	2.49%
-200	$235,706	$104,092	79.09%	11.61%	4.38%
-300	$275,715	$144,101	109.49%	12.93%	5.70%
-400	$283,670	$152,056	115.53%	12.84%	5.61%
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary obligations include meeting the borrowing needs of our customers, fulfilling deposit withdrawals, interest payments on deposits, and repayment of borrowings. Territorial Savings Bank’s primary sources of funds consist of deposit inflows, cash balances at the FRB, loan and security repayments, advances from the FHLB and FRB, and proceeds from loan and security sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition. We have established an Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, our Vice Chairman and Co-Chief Operating Officer, our Executive Vice President and Chief Financial Officer, our Executive Vice President of Finance, and our Vice President and Senior Treasury Analyst, which is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2024.

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

Our most liquid asset is cash. The amount of this asset is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2024, our cash and cash equivalents totaled $123.5 million. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank (FHLB) and the FRB, which provide an additional source of funds. At December 31, 2024, we had the ability to borrow up to an additional $389.5 million and $114.4 million from the FHLB and FRB, respectively. In addition, we had the ability to borrow up to $80.2 million, using our unpledged securities as collateral, from the FRB.

We measure our liquidity by calculating the ratio of cash and cash equivalents plus the market value of unpledged investment securities to total assets. We maintain a minimum liquidity ratio of 10%. Our monitoring of liquidity includes stress testing which is designed to determine that our liquidity is sufficient.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2024, we had $1.2 million in loan commitments outstanding for fixed-rate loans and had $17.1 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2024 totaled $685.9 million, or 39.9% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and security sales, and FHLB and FRB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2024. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing mortgage-backed securities. During the years ended December 31, 2024 and 2023, we originated $74.9 million and $100.8 million of loans, respectively. In 2023, we purchased securities with a total face value of $6.8 million. We did not purchase any securities in 2024.

Financing activities consist primarily of activity in deposit accounts, FHLB advances, FRB advances, stock repurchases and dividend payments. We experienced a net increase in deposits of $81.1 million during 2024 and a net decrease in deposits of $79.5 million during 2023. The $81.1 million increase in deposits during 2024 included a $91.5 million increase in the deposits of state and local governments. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. FHLB borrowings decreased $82.0 million to $160.0 million at December 31, 2024 from $242.0 million at December 31, 2023. The $82.0 million decrease in FHLB advances occurred as we paid off maturing advances. FRB borrowings were $50.0 million at December 31, 2023. We had no FRB borrowings at December 31, 2024. The $50.0 million decrease in FRB advances occurred as we used our excess liquidity to pay off advances which were scheduled to mature in January 2025.

As a separate legal entity, the Company is required to have liquidity to fund stock repurchases and dividend payments to shareholders and for other corporate purposes. Shares repurchased reduce the amount of shares issued and outstanding. The repurchased shares may be reissued in connection with share-based compensation plans and for general corporate purposes. The Company did not repurchase any shares in 2024 as part of a repurchase program authorized by the Board of Directors. In 2023, the Company repurchased 250,882 shares of common stock with an average cost of $16.05 as part of the repurchase programs authorized by the Board of Directors. At December 31, 2024 and 2023, on a stand-alone basis, the Company had cash in banks of $14.8 million and $18.5 million, respectively.

Territorial Savings Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2024, Territorial Savings Bank and the Company exceeded all regulatory capital requirements and are considered to be “well capitalized” under regulatory guidelines. See Note 23 of the Notes to Consolidated Financial Statements.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2(x) of the Notes to Consolidated Financial Statements.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Territorial Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Territorial Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses – Real Estate Segment

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s allowance for credit losses on loans was $5.1 million at December 31, 2024. The allowance for credit losses on loans, which is an estimate of expected credit losses over the life of a loan, is developed using internal and external data based on past events, current conditions, and reasonable and supportable forecasts. The allowance is a valuation account that is deducted from the loans’

amortized cost basis to present the net amount expected to be collected by the Company. The Company employs a discounted cash flow methodology in calculating the allowance, which involves the application of several assumptions in the development of the allowance for credit losses on loans. For the real estate segment, we identified the prepayment rate assumption and the historical period used in determining the loss rate on reversion as a critical audit matter.

Our principal consideration in determining that the assumptions used in the calculation of the allowance for credit losses on loans is a critical audit matter was the subjectivity of the judgements by management in setting the prepayment rate assumption and the historical period used in determining the loss rate on reversion. Auditing management’s judgments regarding the selection of these assumptions involved a high degree of subjectivity due to the nature and extent of audit evidence obtained to address this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the critical audit matter included the following, among others:

●	Evaluating the appropriateness of the prepayment assumption applied in the allowance calculation related to the real estate segment.

●	Evaluating the appropriateness of the historical period used in determining the loss rate on reversion applied in the allowance calculation related to the real estate segment.

●	Testing the mathematical accuracy and computation of the allowance for credit losses for the real estate segment by independently calculating significant elements of the allowance.

/s/ Moss Adams LLP

Portland, Oregon

March 31, 2025

We have served as the Company’s auditor since 2015.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2024 and 2023

(Dollars in thousands, except share data)

	December 31,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$123,523	$126,659
Investment securities available for sale, at fair value (amortized cost of $21,494 and $22,563 at December 31, 2024 and 2023, respectively)	18,492	20,171
Investment securities held to maturity, at amortized cost (fair value of $513,499 and $568,128 at December 31, 2024 and 2023, respectively)	645,669	685,728
Loans receivable	1,286,662	1,308,552
Allowance for credit losses	(5,114)	(5,121)
Loans receivable, net of allowance for credit losses	1,281,548	1,303,431
Federal Home Loan Bank stock, at cost	8,542	12,192
Federal Reserve Bank stock, at cost	3,189	3,180
Accrued interest receivable	5,800	6,105
Premises and equipment, net	7,278	7,185
Right-of-use asset, net	12,523	12,371
Bank-owned life insurance	49,645	48,638
Income taxes receivable	2,082	344
Deferred income tax assets, net	1,877	2,457
Prepaid expenses and other assets	9,547	8,211
Total assets	$2,169,715	$2,236,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,717,663	$1,636,604
Advances from the Federal Home Loan Bank	160,000	242,000
Advances from the Federal Reserve Bank	—	50,000
Securities sold under agreements to repurchase	—	10,000
Accounts payable and accrued expenses	19,403	23,334
Lease liability	17,967	17,297
Advance payments by borrowers for taxes and insurance	6,331	6,351
Total liabilities	1,921,364	1,985,586

Commitments and contingencies: (Note 22 & 24)

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 50,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 8,832,210 and 8,826,613 shares at December 31, 2024 and 2023, respectively	88	88
Additional paid-in capital	48,367	48,022
Unearned ESOP shares	(1,957)	(2,447)
Retained earnings	206,693	211,644
Accumulated other comprehensive loss	(4,840)	(6,221)
Total stockholders’ equity	248,351	251,086
Total liabilities and stockholders’ equity	$2,169,715	$2,236,672

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2024 and 2023
(Dollars in thousands, except per share data)

	2024	2023
Interest income:
Loans	$48,820	$47,043
Investment securities	16,857	17,918
Other investments	6,628	4,127
Total interest income	72,305	69,088

Interest expense:
Deposits	31,389	19,484
Advances from the Federal Home Loan Bank	6,899	6,636
Advances from the Federal Reserve Bank	2,173	183
Securities sold under agreements to repurchase	152	154
Total interest expense	40,613	26,457

Net interest income	31,692	42,631
Provision (reversal of provision) for credit losses	73	(3)

Net interest income after provision (reversal of provision) for credit losses	31,619	42,634

Noninterest income:
Service and other fees	1,170	1,327
Income on bank-owned life insurance	1,007	855
Net gain on sale of loans	19	10
Other	415	279
Total noninterest income	2,611	2,471

Noninterest expense:
Salaries and employee benefits	19,787	20,832
Occupancy	6,858	6,910
Equipment	5,307	5,156
Federal deposit insurance premiums	1,667	982
Other general and administrative expenses	7,325	4,388
Total noninterest expense	40,944	38,268

(Loss) income before income taxes	(6,714)	6,837
Income tax (benefit) expense	(2,415)	1,810
Net (loss) income	$(4,299)	$5,027

Basic (loss) earnings per share	$(0.50)	$0.58
Diluted (loss) earnings per share	$(0.50)	$0.57
Cash dividends declared per common share	$0.08	$0.74
Basic weighted-average shares outstanding	8,610,706	8,636,495
Diluted weighted-average shares outstanding	8,610,706	8,684,092

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income
For the years ended December 31, 2024 and 2023

(Dollars in thousands)

	2024	2023
Net (loss) income	$(4,299)	$5,027

Other comprehensive income (loss), net of tax:
Unfunded pension liability	1,828	1,280
Unrealized (loss) gain on securities	(447)	243
Total other comprehensive income, net of tax	1,381	1,523
Comprehensive (loss) income	$(2,918)	$6,550

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2024 and 2023
(Dollars in thousands, except share data)

						Accumulated
	Common		Additional	Unearned		Other	Total
	Shares	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Shares	Earnings	Loss	Equity
Balances at December 31, 2022	9,071,076	$91	$51,825	$(2,936)	$215,314	$(7,744)	$256,550

Net income	—	—	—	—	5,027	—	5,027
Other comprehensive income	—	—	—	—	—	1,523	1,523
Cumulative change in accounting principle (1)	—	—	—	—	(2,319)	—	(2,319)
Cash dividends declared ($.74 per share)	—	—	—	—	(6,378)	—	(6,378)
Share-based compensation	12,729	—	177	—	—	—	177
Allocation of 48,933 ESOP shares	—	—	203	489	—	—	692
Repurchase of shares of common stock	(257,192)	(3)	(4,183)	—	—	—	(4,186)

Balances at December 31, 2023	8,826,613	$88	$48,022	$(2,447)	$211,644	$(6,221)	$251,086

Net loss	—	—	—	—	(4,299)	—	(4,299)
Other comprehensive income	—	—	—	—	—	1,381	1,381
Cash dividends declared ($.08 per share)	—	—	—	—	(652)	—	(652)
Share-based compensation	12,178	—	428	—	—	—	428
Allocation of 48,933 ESOP shares	—	—	(32)	490	—	—	458
Repurchase of shares of common stock	(6,556)	—	(51)	—	—	—	(51)
Cancelled shares	(25)	—	—	—	—	—	—

Balances at December 31, 2024	8,832,210	$88	$48,367	$(1,957)	$206,693	$(4,840)	$248,351

(1)	Represents the impact of the adoption of Accounting Standard Update 2016-13. See Note 7 to the consolidated financial statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2024 and 2023
(Dollars in thousands)

	Year Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(4,299)	$5,027
Adjustments to reconcile net (loss) income to net cash (used in) from operating activities:
Provision (reversal of provision) for credit losses	73	(3)
Depreciation and amortization	956	1,093
Deferred income tax expense (benefit)	78	(525)
Accretion of fees, discounts, and premiums, net	(399)	(367)
Amortization of right-of-use asset	3,437	2,820
Origination of loans held for sale	(861)	(813)
Proceeds from sales of loans held for sale	880	823
Gain on sale of loans, net	(19)	(10)
Net loss on disposal of premises and equipment	1	5
ESOP expense	458	692
Share-based compensation expense	428	177
Net decrease (increase) in accrued interest receivable	245	(34)
Income on bank-owned life insurance	(1,007)	(855)
Net increase in prepaid expenses and other assets	(1,337)	(1,537)
Net (decrease) increase in accounts payable and accrued expenses	(1,440)	863
Net (decrease) increase in lease liability	(2,919)	1,309
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(20)	774
Net decrease in income taxes payable	(1,738)	(1,182)

Net cash (used in) from operating activities	(7,483)	8,257

Cash flows from investing activities:
Purchases of investment securities held to maturity	—	(6,693)
Principal repayments on investment securities held to maturity	40,153	38,859
Principal repayments on investment securities available for sale	1,127	1,038
Principal repayments on loans receivable, net of loan originations	22,119	(11,640)
Purchases of Federal Home Loan Bank stock	(40)	(5,887)
Proceeds from redemption of Federal Home Loan Bank stock	3,690	1,892
Purchases of Federal Reserve Bank stock	(9)	(11)
Proceeds from redemption of Federal Reserve Bank stock	—	1
Purchases of premises and equipment	(1,049)	(685)

Net cash from investing activities	65,991	16,874

(Continued)

TERRITORIAL BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2024 and 2023
(Dollars in thousands)

	Year Ended
	December 31,
	2024	2023
Cash flows from financing activities:
Net increase (decrease) in deposits	$81,059	$(79,548)
Proceeds from advances from the Federal Home Loan Bank	—	146,000
Repayments of advances from the Federal Home Loan Bank	(82,000)	(45,000)
Proceeds from advances from the Federal Reserve Bank	100,000	90,020
Repayments of advances from the Federal Reserve Bank	(150,000)	(40,020)
Repayments of securities sold under agreements to repurchase	(10,000)	—
Purchase of Fed Funds	—	20
Sale of Fed Funds	—	(20)
Repurchases of common stock	—	(4,065)
Cash dividends paid	(703)	(6,412)

Net cash (used in) from financing activities	(61,644)	60,975

Net change in cash and cash equivalents	(3,136)	86,106

Cash and cash equivalents at beginning of the period	126,659	40,553

Cash and cash equivalents at end of the period	$123,523	$126,659

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$40,817	$25,975
Income taxes	563	3,516

Supplemental disclosure of noncash investing and financing activities:
Company stock repurchased through stock swap and net settlement transactions	$51	$121
Establishment of right-of-use asset, net of incentives and modifications	3,589	693
Establishment of lease liability, net of modifications	3,589	693

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(1)Organization

Territorial Bancorp Inc. is a Maryland corporation and is the holding company for Territorial Savings Bank. Territorial Savings Bank is a Hawaii state-chartered bank headquartered in Honolulu, Hawaii and is a member of the Federal Reserve System. Territorial Savings Bank had one subsidiary, Territorial Financial Services, Inc., that was dissolved during 2024.

(2)Summary of Significant Accounting Policies

(a) Description of Business

Territorial Bancorp Inc. (the Company), through its wholly-owned subsidiary, Territorial Savings Bank (the Bank), provides loan and deposit products and services primarily to individual customers through 28 branches located throughout Hawaii. We deal primarily in residential mortgage loans in the State of Hawaii. The Company’s earnings depend primarily on its net interest income, which is the difference between the interest income earned on interest-earning assets (loans receivable and investments) and the interest expense incurred on interest-bearing liabilities (deposit liabilities and borrowings). Deposits traditionally have been the principal source of the Bank’s funds for use in lending, meeting liquidity requirements, and making investments. The Company also derives funds from receipt of interest and principal repayments on outstanding loans receivable and investments, borrowings from the Federal Home Loan Bank (FHLB), Federal Reserve Bank (FRB), and proceeds from issuance of common stock.

(b) Principles of Consolidation

The Consolidated Financial Statements include the accounts and results of operations of Territorial Bancorp Inc. and Territorial Savings Bank, its wholly-owned subsidiary. Significant intercompany balances and transactions have been eliminated in consolidation.

(c) Cash and Cash Equivalents

Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, federal funds sold, and short-term, highly liquid investments with original maturities of three months or less.

(d) Investment Securities

The Company classifies and accounts for its investment securities as follows: (1) held-to-maturity debt securities in which the Company has the positive intent and ability to hold to maturity are reported at amortized cost; (2) trading securities that are purchased for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in current earnings; and (3) available-for-sale securities not classified as either held-to-maturity or trading securities are reported at fair value, with unrealized gains and losses excluded from current earnings and reported as a separate component of equity. At December 31, 2024 and 2023, the Company had $18.5 million and $20.2 million, respectively, of securities classified as available-for-sale and the remaining securities were classified as held-to-maturity.

Gains or losses on the sale of investment securities are computed using the specific-identification method. The Company amortizes premiums and accretes discounts associated with investment securities using the interest method over the contractual life of the respective investment security. Such amortization and accretion is included in the interest income line item in the Consolidated Statements of Operations. Interest income is recognized when earned.

(e) Loans Receivable

This policy applies to all loan classes. Loans receivable are stated at the principal amount outstanding, less the allowance for credit losses, loan origination fees and costs, and commitment fees. Interest on loans receivable is accrued as earned. The Company has a policy of placing loans on a nonaccrual basis when 90 days or more contractually delinquent or when, in the opinion of management, collection of all or part of the principal balance appears doubtful. For nonaccrual loans, the Company records payments received as a reduction in principal. The Company, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a loan to be individually evaluated when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be individually evaluated, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, if the loan is considered to be collateral dependent, based on the fair value of the collateral less estimated costs to sell. Impairment losses are written off against the allowance for credit losses. For nonaccrual loans, the Company records payments received as a reduction in principal. A nonaccrual loan may be restored to an accrual basis when principal and interest payments are current and full payment of principal and interest is expected.

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

Loans receivable are stated at amortized cost which includes the principal amount outstanding, less the allowance for credit losses, deferred loan origination fees and costs, commitment fees, and cumulative net charge-offs. Interest income on loans receivable is accrued as earned. Accrued interest receivable on loans was $4.4 million as of December 31, 2024, and is included in accrued interest receivable on the Consolidated Balance Sheet.

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

The Company’s off-balance sheet credit exposures are comprised of unfunded portions of existing loans, such as lines of credit and construction loans, and commitments to originate loans that are not conditionally cancellable by the Company. Under the CECL accounting standard, expected credit losses on these amounts are calculated using a forecasted estimate of the likelihood that funding of the unfunded amount/commitment will occur and the historical reversion rate. Changes to the reserve for off-balance sheet credit exposures are recorded through increases or decreases to the provision for credit losses on the Consolidated Statements of Operations. There was $800 in reserves for off-balance sheet credit exposures at December 31, 2024. There were no reserves for off-balance sheet credit exposures at December 31, 2023.

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

As of December 31, 2024 and 2023, the Company had not recognized a liability for income tax uncertainties in the accompanying Consolidated Balance Sheets because management concluded that the Company does not have material uncertain tax positions.

The Company recognizes interest and penalties related to tax liabilities in other interest expense and other general and administrative expenses, respectively, in the Consolidated Statements of Operations.

Tax years 2021 and after currently remain subject to examination by the Internal Revenue Service and by the Department of Taxation of the State of Hawaii.

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

(o) Share-Based Compensation

The Company grants share-based compensation awards, including restricted stock and restricted stock units, which are either performance-based or time-based. The fair value of the restricted stock and restricted stock unit awards were based on the closing price of the Company’s stock on the date of grant. The cost of these awards are amortized in the Consolidated Statements of Operations on a straight-line basis over the vesting period. The amount of performance-based restricted stock units that vest on a performance condition is remeasured quarterly based on how the Company’s return on average equity compares to the SNL Bank Index. The number of performance-based restricted stock units that are expected to vest based on the Company’s return on average equity is determined quarterly and the amortization of these stock awards is adjusted for any changes in the restricted stock units that are expected to vest. The fair value of performance-based restricted stock units that are based on how the Company’s total stock return compares to the SNL Bank Index was measured using a Monte-Carlo valuation. The number of performance-based restricted stock units that are based on the Company’s total stock return is amortized over the vesting period and is not adjusted for performance.

(p) Supplemental Employee Retirement Plan (SERP)

The SERP is a noncontributory supplemental retirement plan covering certain current and former employees of the Company. Benefits in the SERP plan are paid after retirement, in addition to the benefits provided by the Pension Plan. The Company accrues SERP costs over the estimated period until retirement by charging salaries and employee benefits expense in the Consolidated Statements of Operations, with a corresponding credit to accounts payable and accrued expenses in the Consolidated Balance Sheets.

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

(s) Common Stock Repurchase Program

The Company adopted common stock repurchase programs in which shares repurchased reduce the amount of shares issued and outstanding. The repurchased shares may be reissued in connection with share-based compensation plans and for general corporate purposes. During 2023, the Company repurchased 250,882 shares of common stock at an average cost of $16.05 per share, as part of the repurchase programs authorized by the Board of Directors. The Company did not repurchase any share as part of authorized programs in 2024.

(t) Bank-Owned Life Insurance

The Company’s investment in bank-owned life insurance is based on cash surrender value. The Company invests in bank-owned life insurance to provide a funding source for benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Federal regulations generally limit the investment in bank-owned life insurance to 25% of the Bank’s Tier 1 capital plus the allowance for credit losses. At December 31, 2024, this limit was $60.7 million and the Company had invested $49.6 million in bank-owned life insurance at that date.

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

(v) Segment reporting

The Company has one reportable segment. The Company’s chief operating decision makers evaluate the operations of the Company using consolidated information for purposes of allocating resources and assessing performance. See Note 29 of the notes to consolidated financial statement for further information on segment reporting.

(w) Use of Estimates

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

(x) Recently Issued Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (FASB) issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, to clarify that contractual sale restrictions should not be considered in the measurement of the fair value of an equity security. The Company owns stock in the FRB and in the FHLB which is valued at historical cost, which approximates fair value. Ownership of stock is a condition for services the Company receives from the FRB and FHLB. The stock is not publicly traded and can only be issued, exchanged, redeemed, or repurchased by the FRB and the FHLB. ASU 2022-03 was effective for fiscal years beginning after December 15, 2023. The Company adopted the standard on January 1, 2024, and it did not have a material effect on its consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU is intended to clarify or improve disclosure and presentation requirements of a variety of topics currently in SEC Regulations S-X and S-K. This ASU will not have a material effect on the Company since it is currently subject to these SEC requirements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public companies to disclose additional information about certain expenses in the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective bases. The Company is currently evaluating the effects that ASU 2024-03 will have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in update 2020-06. Adoption can be on a prospective or retrospective basis. The Company is currently evaluating the effects that ASU 2024-04 will have on its consolidated financial statements.

(3)Cash and Cash Equivalents

The table below presents the balances of cash and cash equivalents:

	December 31,
(Dollars in thousands)	2024	2023
Cash and due from banks	$8,882	$10,471
Interest-earning deposits in other banks	114,641	116,188
Cash and cash equivalents	$123,523	$126,659

Interest-earning deposits in other banks consist primarily of deposits at the Federal Reserve Bank of San Francisco.

(4)Investment Securities

The amortized cost, gross unrealized gains and losses, fair values, and related ACL of investment securities are as follows:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	ACL
December 31, 2024:
Available-for-sale:
Mortgage-backed securities issued by U.S. government-sponsored enterprises	$21,494	$—	$(3,002)	$18,492	$—
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	645,669	10	(132,180)	513,499	—

Total	$667,163	$10	$(135,182)	$531,991	$—

December 31, 2023:
Available-for-sale:
Mortgage-backed securities issued by U.S. government-sponsored enterprises	$22,563	$—	$(2,392)	$20,171	$—
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	685,728	68	(117,668)	568,128	—

Total	$708,291	$68	$(120,060)	$588,299	$—

The amortized cost and estimated fair value of investment securities by maturity date at December 31, 2024 are shown below. Incorporated in the maturity schedule are mortgage-backed securities, which are allocated using the contractual maturity as a basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Available-for-sale:
Due after 10 years	$21,494	$18,492
Total	$21,494	$18,492

Held-to-maturity:
Due within 5 years	$8	$8
Due after 5 years through 10 years	8	8
Due after 10 years	645,653	513,483
Total	$645,669	$513,499

The Company did not sell any held-to-maturity or available-for-sale securities during 2024 and 2023.

Investment securities with amortized cost of $561.1 million and $555.8 million at December 31, 2024 and 2023, respectively, were pledged to secure deposits made by state and local governments, securities sold under agreements to repurchase, transaction clearing accounts, and Federal Reserve Bank borrowings. Included in these amounts were $140.9 million and $74.0 million pledged to the Federal Reserve Bank’s discount window at December 31, 2024 and 2023, respectively and $202.1 million pledged to the Federal Reserve Bank’s Term Funding Program at December 31, 2023.

Provided below is a summary of investment securities which were in an unrealized loss position at December 31, 2024 and 2023. The Company does not intend to sell securities until such time as the value recovers or the securities mature and it is not more likely than not that the Company will be required to sell the securities prior to recovery of value or the securities mature.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
(Dollars in thousands)
December 31, 2024:
Available-for-sale:
Mortgage-backed securities issued by U.S. government-sponsored enterprises	$—	$—	$18,492	$(3,002)	4	$18,492	$(3,002)
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	8,178	(234)	502,831	(131,946)	154	511,009	(132,180)

Total	$8,178	$(234)	$521,323	$(134,948)	158	$529,501	$(135,182)

December 31, 2023:
Available-for-sale:
Mortgage-backed securities issued by U.S. government sponsored enterprises	$—	$—	$20,171	$(2,392)	4	$20,171	$(2,392)
Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises	10,326	(107)	554,514	(117,561)	152	564,840	(117,668)

Total	$10,326	$(107)	$574,685	$(119,953)	156	$585,011	$(120,060)

Mortgage-Backed Securities. The unrealized losses on the Company’s investment in mortgage-backed securities were caused by increases in market interest rates subsequent to purchase. All of the mortgage-backed securities are guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored enterprises, or Ginnie Mae, which is a U.S. government agency. Since the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not intend to sell these investments until maturity, and it is not more likely than not that the Company will be required to sell such investments prior to recovery of its cost basis, no allowance for credit losses was recorded for these securities as of December 31, 2024 or 2023.

(5)Federal Home Loan Bank Stock

The Bank, as a member of the FHLB system, is required to obtain and hold shares of capital stock in the FHLB. At December 31, 2024 and 2023, the Bank met such requirement. At December 31, 2024 and 2023, the Bank owned $8.5 million and $12.2 million, respectively, of capital stock of the FHLB Des Moines.

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

(6)Federal Reserve Bank Stock

The Bank, as a member of the Federal Reserve System, is required to hold shares of capital stock of the FRB of San Francisco equal to 6% of capital and surplus of the Bank. At December 31, 2024 and 2023 the Bank met such requirement. At December 31, 2024 and 2023, the Bank owned $3.2 million of capital stock of the FRB of San Francisco.

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

(7)Loans Receivable and Allowance for Credit Losses

The components of loans receivable, net of allowance for credit losses (ACL) as of December 31, 2024 and 2023 are as follows:

	December 31,
(Dollars in thousands)	2024	2023
Real estate loans:
First mortgages:
One- to four-family residential	$1,248,171	$1,277,544
Multi-family residential	5,148	5,855
Construction, commercial, and other	11,620	11,631
Home equity loans and lines of credit	14,851	7,058
Total real estate loans	1,279,790	1,302,088
Other loans:
Loans on deposit accounts	411	196
Consumer and other loans	8,293	8,257
Total other loans	8,704	8,453

Total loans	1,288,494	1,310,541

Net unearned fees and discounts	(1,832)	(1,989)
Total loans, net of unearned fees and discounts	1,286,662	1,308,552

Allowance for credit losses	(5,114)	(5,121)
Loans receivable, net of allowance for credit losses	$1,281,548	$1,303,431

The table below presents the activity in the ACL by portfolio segment:

	Real Estate	Commercial	Consumer
(Dollars in thousands)	Loans	Loans	Loans	Unallocated	Totals
Year ended December 31, 2024:
Balance, beginning of year	$4,502	$514	$105	$—	$5,121
(Reversal of provision) provision for credit losses	(19)	(32)	124	—	73
	4,483	482	229	—	5,194
Charge-offs	(122)	—	(29)	—	(151)
Recoveries	61	—	10	—	71
Net charge-offs	(61)	—	(19)	—	(80)
Balance, end of year	$4,422	$482	$210	$—	$5,114

Year ended December 31, 2023:
Balance, beginning of year	$1,263	$434	$76	$259	$2,032
Adoption of ASU No. 2016-13	3,393	71	4	(259)	3,209
(Reversal of provision) provision for credit losses	(110)	9	98	—	(3)
	4,546	514	178	—	5,238
Charge-offs	(75)	—	(82)	—	(157)
Recoveries	31	—	9	—	40
Net charge-offs	(44)	—	(73)	—	(117)
Balance, end of year	$4,502	$514	$105	$—	$5,121

We recorded a $73,000 credit loss provision for the year ended December 31, 2024 that was primarily due to an increase in provisions for the consumer loan portfolio, which was partially offset by decreases in provisions for the commercial and real estate portfolios. The increase in provisions for the consumer loan portfolio was primarily due to an increase in home equity loans and lines of credit. The decrease in provisions in the commercial loan portfolio was primarily due to an increase in forecasted prepayments, that was partially offset by an increase in forecasted charge-offs. The decrease in provisions in the mortgage loan portfolio was primarily due to a decrease in the mortgage loan portfolio that was partially offset by a decrease in the forecasted prepayments.

The Company primarily uses the aging of loans to monitor the credit quality of its loan portfolio. The table below presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans as of December 31, 2024.

							Revolving Loans
	Amortized Cost of Term Loans by Origination Year						Amortized
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
December 31, 2024:
Commercial
30 - 59 days past due	$—	$—	$—	$—	$—	$—	$—	$—
60 - 89 days past due	—	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—	—
Loans not past due	317	536	283	4,677	—	846	1,014	7,673
Total Commercial	317	536	283	4,677	—	846	1,014	7,673

Consumer
30 - 59 days past due	1	—	—	—	—	—	2	3
60 - 89 days past due	—	—	—	—	—	—	1	1
90 days or more past due	—	—	—	—	—	—	—	—
Loans not past due	628	25	46	9	—	39	14,029	14,776
Total Consumer	629	25	46	9	—	39	14,032	14,780

Real Estate
30 - 59 days past due	—	—	—	—	791	540	—	1,331
60 - 89 days past due	—	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	1,219	—	1,219
Loans not past due	51,683	87,150	123,881	268,387	173,751	556,807	—	1,261,659
Total Real Estate	51,683	87,150	123,881	268,387	174,542	558,566	—	1,264,209

Total	$52,629	$87,711	$124,210	$273,073	$174,542	$559,451	$15,046	$1,286,662

The Company did not have any revolving loans that converted to term loans during the year ended December 31, 2024.

The table below presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans as of December 31, 2023.

							Revolving Loans
	Amortized Cost of Term Loans by Origination Year						Amortized
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
December 31, 2023
Commercial
30 - 59 days past due	$—	$—	$—	$—	$—	$—	$—	$—
60 - 89 days past due	—	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—	—
Loans not past due	387	353	4,836	—	203	856	1,230	7,865
Total Commercial	387	353	4,836	—	203	856	1,230	7,865

Consumer
30 - 59 days past due	4	—	—	—	—	—	—	4
60 - 89 days past due	—	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—	—
Loans not past due	271	80	20	4	14	42	6,137	6,568
Total Consumer	275	80	20	4	14	42	6,137	6,572

Real Estate
30 - 59 days past due	—	—	—	—	—	428	—	428
60 - 89 days past due	—	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	140	87	—	227
Loans not past due	91,195	129,148	283,571	183,887	91,113	514,546	—	1,293,460
Total Real Estate	91,195	129,148	283,571	183,887	91,253	515,061	—	1,294,115

Total	$91,857	$129,581	$288,427	$183,891	$91,470	$515,959	$7,367	$1,308,552

The Company did not have any revolving loans that converted to term loans during the year ended December 31, 2023.

The following table presents by loan class and year of origination, the gross charge-offs recorded during the year ended December 31, 2024 and 2023.

(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Year ended December 31, 2024:
One- to four-family residential mortgages	$—	$—	$—	$—	$—	$122	$122
Loans on deposit accounts	23	3	—	—	—	—	26
Consumer and other	—	2	—	—	—	1	3
Total	$23	$5	$—	$—	$—	$123	$151

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Year ended December 31, 2023:
One- to four-family residential mortgages	$—	$—	$—	$—	$13	$62	$75
Loans on deposit accounts	78	—	—	—	—	—	78
Consumer and other	1	—	—	—	3	—	4
Total	$79	$—	$—	$—	$16	$62	$157

The table below presents the aging of loans and accrual status by class of loans, net of unearned fees and discounts. Loans with a formal loan payment deferral plan in place are not considered contractually past due or delinquent if the borrower is in compliance with the loan payment deferral plan.

								Loans
								90 Days
								or More
	30 - 59	60 - 89	90 Days or					Past Due
	Days Past	Days Past	More	Total Past	Loans Not	Total	Nonaccrual	and Still
(Dollars in thousands)	Due	Due	Past Due	Due	Past Due	Loans	Loans	Accruing
December 31, 2024:
One- to four-family residential mortgages	$1,331	$—	$1,219	$2,550	$1,243,831	$1,246,381	$1,771	$—
Multi-family residential mortgages	—	—	—	—	5,142	5,142	—	—
Construction, commercial, and other mortgages	—	—	—	—	11,578	11,578	—	—
Home equity loans and lines of credit	—	—	—	—	14,854	14,854	2	—
Loans on deposit accounts	—	—	—	—	411	411	—	—
Consumer and other	3	1	—	4	8,292	8,296	160	—

Total	$1,334	$1	$1,219	$2,554	$1,284,108	$1,286,662	$1,933	$—

December 31, 2023:
One- to four-family residential mortgages	$428	$—	$227	$655	$1,274,960	$1,275,615	$2,079	$—
Multi-family residential mortgages	—	—	—	—	5,848	5,848	—	—
Construction, commercial, and other mortgages	—	—	—	—	11,570	11,570	—	—
Home equity loans and lines of credit	—	—	—	—	7,060	7,060	11	—
Loans on deposit accounts	—	—	—	—	196	196	—	—
Consumer and other	4	—	—	4	8,259	8,263	170	—

Total	$432	$—	$227	$659	$1,307,893	$1,308,552	$2,260	$—

The table below presents the amortized cost basis of loans on nonaccrual status as of December 31, 2024 and 2023.

(Dollars in thousands)	Nonaccrual Loans With a Related ACL	Nonaccrual Loans Without a Related ACL	Total Nonaccrual Loans
December 31, 2024
One- to four-family residential mortgages	$552	$1,219	$1,771
Home equity loans and lines of credit	2	—	2
Consumer and other	160	—	160
Total Nonaccrual Loans and Leases	$714	$1,219	$1,933

December 31, 2023:
One- to four-family residential mortgages	$1,030	$1,049	$2,079
Home equity loans and lines of credit	11	—	11
Consumer and other	170	—	170
Total Nonaccrual Loans and Leases	$1,211	$1,049	$2,260

All payments received while on nonaccrual status are applied against the principal balance of the loan.

When a mortgage loan becomes seriously delinquent (90 days or more contractually past due), it displays weaknesses that may result in a loss. As a loan becomes more delinquent, the likelihood of the borrower repaying the loan decreases and the loan becomes more collateral-dependent. A mortgage loan becomes collateral-dependent when the proceeds for repayment can be expected to come only from the sale or operation of the collateral and not from borrower repayments. Generally, appraisals are obtained after a loan becomes collateral-dependent or is four months delinquent. The carrying value of collateral-dependent loans is adjusted to the fair value of the collateral less selling costs. Any commercial real estate, commercial, construction or equity loan that has a loan balance in excess of a specified amount is also periodically reviewed to determine whether the loan exhibits any weaknesses and is performing in accordance with its contractual terms. The amortized cost basis of collateral-dependent loans, excluding accrued interest receivable, was $227,000 December 31, 2023. These loans were collateralized by residential real estate in Hawaii. As of December 31, 2023, the fair value of the collateral less selling costs of these collateral-dependent loans exceeded the amortized cost basis. There was no ACL on collateral-dependent loans. There amortized cost basis of collateral-dependent loans was $1.2 million at December 31, 2024.

The Company had no real estate owned as of December 31, 2024 or 2023. There was one one- to four-family residential mortgage loan with a principal balance of $1.2 million in the process of foreclosure at December 31, 2024. There were two one- to four-family residential mortgage loans totaling $227,000 in the process of foreclosure at December 31, 2023.

Nearly all the Company’s real estate loans are collateralized by real estate located in the State of Hawaii. Loan-to-value ratios on these real estate loans generally do not exceed 80% at the time of origination.

During the years ended December 31, 2024 and 2023, the Company sold mortgage loans held for sale with principal balances of $877,000 and $827,000, respectively, and recognized a gain of $19,000 and $10,000, respectively. The Company had no loans held for sale at December 31, 2024 or 2023.

The Company serviced loans for others with principal balances of $30.6 million and $33.2 million at December 31, 2024 and 2023, respectively. Of these amounts, $18.0 million and $19.3 million of loan balances relate to securitizations for which the Company continues to hold the related mortgage-backed securities at December 31, 2024 and 2023, respectively. The amount of contractually specified servicing fees earned was $83,000 and $91,000 for 2024 and 2023, respectively. The fees are reported in service and other fees in the Consolidated Statements of Operations.

In the normal course of business, the Company has made loans to certain directors and executive officers under terms which management believes are consistent with the Company’s general lending policies. Loans to directors and executive officers amounted to $311,000 and $392,000 at December 31, 2024 and 2023, respectively.

(8)Accrued Interest Receivable

The components of accrued interest receivable are as follows:

	December 31,
(Dollars in thousands)	2024	2023
Loans receivable	$4,357	$4,585
Investment securities	1,349	1,441
Interest-bearing deposits	94	79
Total	$5,800	$6,105

(9)Interest Rate Lock and Forward Loan Sale Commitments

The Company may enter into interest rate lock commitments with borrowers on loans intended to be sold. To manage interest rate risk on the lock commitments, the Company may also enter into forward loan sale commitments. The interest rate lock commitments and forward loan sale commitments are treated as derivatives and are recorded at their fair values in prepaid expenses and other assets or in accounts payable and accrued expenses. Changes in fair value are recorded in current earnings. The Company did not have any loans held for sale at December 31, 2024 or 2023.

There were no interest rate contracts at December 31, 2024 or 2023. There were no gains and losses on derivatives for the year ended December 31, 2024 or 2023.

(10)Premises and Equipment

Premises and equipment are as follows:

	December 31,
(Dollars in thousands)	2024	2023
Land	$585	$585
Buildings and improvements	1,400	1,400
Leasehold improvements	18,269	18,053
Furniture, fixtures and equipment	5,799	6,613
Automobiles	96	96
	26,149	26,747
Less accumulated depreciation and amortization	(19,405)	(19,783)
	6,744	6,964
Construction in progress	534	221
Total	$7,278	$7,185

Depreciation expense was $1.0 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively.

(11) Deposits

Deposit accounts by type are summarized with their respective weighted-average interest rates as follows:

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$65,575	—%	$66,757	—%
Savings accounts	675,407	1.12	739,036	0.59
Certificates of deposit	706,112	4.07	532,433	4.11
Money market	2,192	0.10	3,595	0.10
Checking and Super NOW	268,377	0.02	294,783	0.02
Total	$1,717,663	2.11%	$1,636,604	1.61%

The maturity of certificate of deposit accounts at December 31, 2024 is as follows (dollars in thousands):

Maturing in:
Due within 1 year	$685,850
Due after 1 year through 2 years	10,797
Due after 2 years through 3 years	4,146
Due after 3 years through 4 years	3,616
Due after 4 years through 5 years	1,703
Total	$706,112

Certificates of deposit with balances greater than or equal to $250,000 totaled $445.0 million and $280.1 million at December 31, 2024 and 2023, respectively. Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per account owner.

Interest expense by type of deposit is as follows:

	Year ended December 31,
(Dollars in thousands)	2024	2023
Savings	$6,437	$2,469
Certificates of deposit and money market	24,896	16,956
Checking and Super NOW	56	59
Total	$31,389	$19,484

At December 31, 2024 and 2023, overdrawn deposit accounts totaled $108,000 and $169,000, respectively, and have been reclassified as loans in the Consolidated Balance Sheets.

In the normal course of business, certain directors and executive officers (and their associated and affiliated parties) maintain deposit accounts with the Company totaling $3.6 million and $4.5 million at December 31, 2024 and 2023, respectively.

(12)Advances from the Federal Home Loan Bank

Federal Home Loan Bank advances are secured by a blanket pledge on the Bank’s assets not otherwise pledged. At December 31, 2024 and 2023, our credit line with the FHLB of Des Moines was equal to 25% and 45%, respectively, of the Bank’s total assets and we had the capacity to borrow an additional $389.5 million and $612.6 million, respectively.

Advances outstanding consisted of the following:

	December 31,
	2024		2023
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Due within one year	$45,000	2.87%	$82,000	1.40%
Due over 1 year to 2 years	20,000	3.20	45,000	2.87
Due over 2 years to 3 years	30,000	4.24	20,000	3.20
Due over 3 years to 4 years	60,000	4.32	30,000	4.24
Due over 4 years to 5 years	5,000	4.38	60,000	4.32
Due over 5 years to 6 years	—	—	5,000	4.38
Total	$160,000	3.76%	$242,000	2.96%

(13) Advances from the Federal Reserve Bank

In March 2023, the FRB created a new Bank Term Funding Program (BTFP) to make additional funding available to eligible depository institutions. The BTFP ceased making new loans on March 11, 2024. This program offered loans up to a one year term that can be prepaid without penalty. The amount that could be borrowed was based upon the par value of the securities pledged as collateral to the FRB. As a member of the FRB system, the Bank may also borrow from the FRB Discount Window. At December 31, 2024, we had the ability to borrow up to $114.4 million using the market value of pledged collateral.

Advances outstanding consisted of the following:

	December 31,
	2024		2023
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Due within one year	$—	—%	$50,000	4.89%
Total	$—	—%	$50,000	4.89%

(14) Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the securities collateralizing the agreements classified as an asset. Securities sold under agreements to repurchase are summarized as follows:

	December 31, 2024		December 31, 2023
		Weighted		Weighted
	Repurchase	Average	Repurchase	Average
(Dollars in thousands)	Liability	Rate	Liability	Rate
Maturing:
1 year or less	$—	—%	$5,000	1.88%
Over 1 year to 2 years	—	—	5,000	1.73
Total	$—	—%	$10,000	1.81%

(15)Offsetting of Financial Liabilities

Securities sold under agreements to repurchase are subject to a right of offset in the event of default. See Note 14, Securities Sold Under Agreements to Repurchase, for additional information.

			Net Amount of	Gross Amount Not Offset in the
	Gross Amount	Gross Amount	Liabilities	Balance Sheet
	of Recognized	Offset in the	Presented in the	Financial	Cash Collateral
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
December 31, 2024:
Securities sold under agreements to repurchase	$—	$—	$—	$—	$—	$—

December 31, 2023:
Securities sold under agreements to repurchase	$10,000	$—	$10,000	$10,000	$—	$—

(16)Income Taxes

Allocation of federal and state income taxes between current and deferred income tax (benefit) expense is as follows:

(Dollars in thousands)	2024	2023
Current
Federal	$(1,834)	$1,767
State	(659)	568
	(2,493)	2,335
Deferred
Federal	48	(396)
State	30	(129)
	78	(525)
Total	$(2,415)	$1,810

The federal statutory corporate tax rate for the years ended December 31, 2024 and 2023 was 21%. A reconciliation of the tax provision based on the statutory corporate rate on pretax income and the provision for taxes as shown in the accompanying Consolidated Statements of Operations is as follows:

(Dollars in thousands)	2024	2023
Income tax (benefit) expense at statutory rate	$(1,410)	$1,436
Income tax effect of:
State income taxes, net of federal income tax benefits	(526)	628
Other tax-exempt income	(211)	(179)
Share-based compensation	38	12
Meal and entertainment expenses	57	53
Non-deductible executive compensation	1	70
Other	(364)	(210)
Total income tax expense	$(2,415)	$1,810
Effective income tax rate	35.97%	26.47%

The components of income taxes (receivable) payable are as follows:

	December 31,
(Dollars in thousands)	2024	2023
Current taxes (receivable) payable:
Federal	$(1,448)	$(932)
State	(634)	588
	$(2,082)	$(344)
Deferred taxes receivable:
Federal	$(901)	$(1,313)
State	(976)	(1,144)
	$(1,877)	$(2,457)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(Dollars in thousands)	2024	2023
Deferred tax assets:
Hawaii franchise tax	$(167)	$117
Allowance for credit losses	1,362	1,364
Employee benefit plans	2,596	2,672
Equity incentive plan	147	107
Deferred compensation	20	22
Net lease liability	1,450	1,312
Unrealized loss on securities available for sale	799	637
Other	31	11
	6,238	6,242
Deferred tax liabilities:
Deferred loan costs	2,652	2,665
Premises and equipment	263	273
FHLB stock dividends	126	126
Prepaid expense	1,259	653
Premiums on loans sold	61	68
	4,361	3,785
Net deferred tax assets	$1,877	$2,457

Deferred tax assets and liabilities at December 31, 2024 and 2023 were calculated using federal corporate tax rates of 21%.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. There was no valuation allowance for deferred tax assets as of December 31, 2024 and 2023.

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

The following table sets forth the status of the Pension Plan and SERP at the dates indicated:

	Pension Plan		SERP

	December 31,
(Dollars in thousands)	2024	2023	2024	2023
Accumulated benefit obligation at end of year	$15,096	$15,953	$9,705	$9,927
Change in projected benefit obligation:
Benefit obligation at beginning of year	$15,953	$15,866	$9,927	$9,948
Service cost (income)	123	191	(396)	(200)
Interest cost	798	822	174	179
Actuarial (gain) loss	(619)	94	—	—
Benefits paid	(1,159)	(1,020)	—	—
Benefit obligation at end of year	15,096	15,953	9,705	9,927
Change in plan assets:
Fair value of plan assets at beginning of year	20,105	18,336	—	—
Actual return on plan assets	3,002	2,789	—	—
Employer contributions	—	—	—	—
Benefits paid	(1,159)	(1,020)	—	—
Fair value of plan assets at end of year	21,948	20,105	—	—
Funded status at end of year	$6,852	$4,152	$(9,705)	$(9,927)
Amounts recognized in the Consolidated Balance Sheets:
Prepaid expenses and other assets (Accounts payable and accrued expenses)	$6,852	$4,152	$(9,705)	$(9,927)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$3,482	$5,968	$—	$—
Prior service cost	113	119	—	—
Accumulated other comprehensive loss, before tax	$3,595	$6,087	$—	$—

The accumulated benefit obligation experienced an actuarial gain of $619,000 in 2024 and an actuarial loss of $95,000 in 2023. The actuarial gain in 2024 was attributed to an increase in the discount rate used to calculate the benefit obligation. The actuarial loss in 2023 was attributed to a decline in the discount rate used to calculate the benefit obligation.

The following table sets forth the changes recognized in accumulated other comprehensive loss for the years indicated:

	Pension Plan
	Year Ended December 31,
(Dollars in thousands)	2024	2023
Accumulated other comprehensive loss at beginning of year, before tax	$6,087	$7,832
Actuarial net gain arising during the period	(2,307)	(1,503)
Amortizations (recognized in net periodic benefit cost):
Actuarial loss	(180)	(237)
Prior service cost	(5)	(5)
Total recognized in other comprehensive loss	(2,492)	(1,745)
Accumulated other comprehensive loss at end of year, before tax	$3,595	$6,087

For the years ended December 31, 2024 and 2023, the following weighted average assumptions were used to determine benefit obligations at the end of the year:

	Pension Plan		SERP

	Year Ended December 31,
	2024	2023	2024	2023
Assumptions used to determine the year-end benefit obligations:
Discount rate	5.60%	5.10%	5.00%	5.00%
Rate of compensation increase	N/A	N/A	5.00%	5.00%

The dates used to determine retirement measurements for the Pension Plan were December 31, 2024 and 2023.

The Company’s investment strategy for the Pension Plan is to maintain a consistent rate of return with primary emphasis on capital appreciation and secondary emphasis on income to enhance the purchasing power of the plan’s assets over the long-term and to preserve capital. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate. Normal target allocations at December 31, 2024 were 55% domestic equity securities, 10% international equity securities and 35% bonds. Equity securities primarily include stocks, investment in exchange traded funds and large-cap, mid-cap and small-cap mutual funds. Bonds include U.S. Treasuries, mortgage-backed securities and corporate bonds of companies in diversified industries. Other types of investments include money market funds and savings accounts opened with the Company.

As of December 31, 2024 and 2023, the Pension Plan’s assets measured at fair value were classified as follows:

		Fair Value of Measurements at Report Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2024:
Cash	$1,291	$1,291	$—	$—
Equities	14,812	14,812	—	—
Mutual funds (1)	5,845	5,845	—	—
Total	$21,948	$21,948	$—	$—

December 31, 2023:
Cash	$622	$622	$—	$—
Equities	13,742	13,742	—	—
Mutual funds (1)	5,741	5,741	—	—
Total	$20,105	$20,105	$—	$—
(1)	This category includes mutual funds that invest in equities and bonds. The mutual fund managers have the ability to change the amounts invested in equities and bonds depending on their investment outlook.

Estimated future benefit payments reflecting expected future service at December 31, 2024 are as follows:

	Pension
(Dollars in thousands)	Plan	SERP
2025	$1,164	$8,618
2026	1,239	87
2027	1,258	87
2028	1,241	87
2029	1,241	87
2030 - 2034	6,025	433
Total	$12,168	$9,399

For the years ended December 31, 2024 and 2023, the following weighted average assumptions were used to determine net periodic benefit cost for the fiscal years shown:

	Pension Plan		SERP

	Year Ended December 31,
	2024	2023	2024	2023
Assumptions used to determine the net periodic benefit cost:
Discount rate	5.10%	5.40%	5.00%	5.00%
Expected return on plan assets	6.75	6.75	—	—
Rate of compensation increase	N/A	N/A	5.00	5.00

The components of net periodic benefit cost were as follows:

	Pension Plan		SERP

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2024	2023
Net periodic benefit (income) cost for the year:
Service cost (income)	$123	$191	$(396)	$(200)
Interest cost	798	822	174	179
Expected return on plan assets	(1,314)	(1,192)	—	—
Amortization of prior service cost	5	5	—	—
Recognized actuarial loss	180	237	—	—
Net periodic benefit (income) cost for the year:	$(208)	$63	$(222)	$(21)

The service cost component of net periodic benefit cost is included in salaries and employee benefits in the Consolidated Statements of Operations. The other components of net periodic benefit cost including interest cost, the return on plan assets and amortization of net loss are reported in other income.

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

The Company does not expect to make any contributions to the Pension Plan or the SERP in 2025.

The Company also has a 401(k) defined contribution plan and profit sharing plan covering all employees after one year of service. The 401(k) plan provides for employer matching contributions, as determined by the Company, based on a percentage of employees’ contributions subject to a maximum amount defined in the plan agreement. The Company’s 401(k) matching contributions are based on 5% of employees’ contributions. The Company’s contributions amounted to $58,000 and $64,000 for 2024 and 2023, respectively. The Company contributes to the profit sharing plan an amount determined by the Board of Directors. No contributions were made to the profit sharing plan for years ended December 31, 2024 and 2023.

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Territorial Savings Bank reports compensation expense based on the average fair value of shares released with a corresponding credit to stockholders’ equity. The shares committed to be released are considered outstanding for earnings per share computations. Compensation expense recognized for the years ended December 31, 2024 and 2023 amounted to $458,000 and $692,000, respectively.

Shares held by the ESOP trust were as follows:

	December 31,
	2024	2023
Allocated shares	642,369	619,938
Unearned shares	195,732	244,665
Total ESOP shares	838,101	864,603
Fair value of unearned shares, in thousands	$1,904	$2,728

The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to the participants under the ESOP due to IRS limitations imposed on tax-qualified plans. We accrue for these benefits over the period during which employees provide services to earn these benefits. For the years ended December 31, 2024 and 2023, we reversed $3,000 and accrued $13,000, respectively, for the ESOP restoration plan.

(19)Share-Based Compensation

The shareholders of Territorial Bancorp Inc. adopted the 2010 Equity Incentive Plan and the 2019 Equity Incentive Plan. These plans provide for the award of stock options and restricted stock to key officers and directors. In accordance with the Compensation — Stock Compensation topic of the FASB ASC, the cost of the equity incentive plans is based on the fair value of the awards on the grant date. The fair value of time-based performance-based stock that will vest based on a performance condition is based on the closing price of the Company’s stock on the date of grant. The fair value of performance-based restricted stock that will vest on a market condition is based on a Monte Carlo valuation of the Company’s stock on the date of grant. The cost of the awards will be recognized on a straight-line basis over the three-year vesting period during which participants are required to provide services in exchange for the awards. There are 4,949 shares remaining available for new awards under the 2019 Equity Plan.

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

(In thousands)	2024	2023
Compensation expense	$428	$177
Income tax benefit	117	48

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

The table below presents the time-based restricted stock activity:

		Weighted
		Average Grant
	Restricted	Date Fair
	Stock	Value
Unvested at December 31, 2022	23,664	$24.15
Granted	14,803	19.29
Vested	12,729	23.64
Forfeited	—	—
Unvested at December 31, 2023	25,738	$21.61
Granted	26,664	7.03
Vested	12,178	22.83
Forfeited	—	—
Unvested at December 31, 2024	40,224	$11.57

During the year ended December 31, 2024, the Company issued 26,664 shares of time-vested restricted stock to certain members of executive management under the 2019 Equity Incentive Plan. The fair value of the restricted stock is based on the value of the Company’s stock on the date of grant. Time-vested restricted stock will vest over three years from the date of the grant.

As of December 31, 2024, the Company had $287,000 of unrecognized compensation costs related to time-vested restricted stock. The unrecognized compensation costs are expected to be recognized over a weighted average period of 1.7 years.

The table below presents the performance-based restricted stock units (PRSUs) that will vest on a performance condition:

	Performance-
	Based Restricted
	Stock Units	Weighted
	Based on a	Average Grant
	Performance	Date Fair
	Condition	Value
Unvested at December 31, 2022	43,557	$23.63
Granted	17,758	19.29
Vested	—	—
Forfeited	16,348	21.05
Unvested at December 31, 2023	44,967	$22.85
Granted	31,995	7.03
Vested	—	—
Forfeited	12,797	26.77
Unvested at December 31, 2024	64,165	$14.18

During the year ended December 31, 2024, the Company issued 31,995 PRSUs to certain members of executive management under the 2019 Equity Incentive Plan. These PRSUs will vest three years after they are granted after our Compensation Committee determines whether a performance condition that compares the Company’s return on average equity to the SNL Bank Index is achieved. Depending on the Company’s performance, the actual number of these PRSUs that are issued at the end of the vesting period can vary between 0% to 150% of the target award. For the PRSUs, an estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized. This estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period.

The fair value of these PRSUs is based on the fair value of the Company’s stock on the date of grant. As of December 31, 2024, the Company had no unrecognized compensation costs related to these PRSUs since meeting the performance condition is not probable. Compensation expense up to $487,000 may be recognized in the future if achievement of the performance condition becomes probable. The unrecognized compensation costs would be expected to be recognized over a weighted average period of 1.5 years. Performance will be measured over a three-year period and will be cliff vested. The performance condition is measured quarterly by comparing the company’s three-year return on average equity to a peer group of banks. The Company’s percentile ranking in the peer group is used to adjust the number of PRSU’s that are expected to vest.

The table below presents the PRSUs that will vest on a market condition:

	Performance-
	Based Restricted	Monte Carlo
	Stock Units	Valuation of
	Based on a	the Company's
	Market Condition	Stock
Unvested at December 31, 2022	10,889	$24.04
Granted	4,443	17.95
Vested	—	—
Forfeited	4,087	22.16
Unvested at December 31, 2023	11,245	$22.31
Granted	8,000	5.55
Vested	—	—
Forfeited	3,199	26.00
Unvested at December 31, 2024	16,046	$13.22

During the year ended December 31, 2024, the Company issued 8,000 of PRSUs to certain members of executive management under the 2019 Equity Incentive Plan. These PRSUs will vest three years after they are granted after our Compensation Committee determines whether a market condition that compares the Company’s total stock return to the SNL Bank Index is achieved. The number of shares that will be expensed will not be adjusted for performance and will be cliff vested. The market condition is measured quarterly by comparing the Company’s three-year average total stock return to a peer group of other banks. The Company’s percentile ranking in the peer group determines how many PRSUs will vest. The fair value of these PRSUs is based on a Monte Carlo valuation of the Company’s stock on the date of grant. The assumptions which were used in the Monte Carlo valuation of the PRSUs are:

Grant date: April 18, 2024

Performance period: January 1, 2024 to December 31, 2026

2.7 year risk-free rate on grant date: 4.87%

December 31, 2023 closing price: $11.15

Closing stock price on date of grant: $7.03

Annualized volatility (based on 2.7 year historical volatility as of the grant date): 43.5%

As of December 31, 2024, the Company had $41,000 of unrecognized compensation costs related to the PRSUs that are based on a market condition. The unrecognized compensation costs are expected to be recognized over a weighted average period of 1.5 years.

(20)Earnings Per Share

The table below presents the information used to compute basic and diluted earnings per share:

	For the Year Ended December 31,

(Dollars in thousands, except per share data)	2024	2023
Net (loss) income	$(4,299)	$5,027
Income allocated to participating securities	—	(48)
Net (loss) income available to common shareholders	$(4,299)	$4,979

Weighted-average number of shares used in:
Basic earnings per share	8,610,706	8,636,495
Dilutive common stock equivalents:
Stock options and restricted stock units	—	47,597
Diluted earnings per share	8,610,706	8,684,092

Net (loss) income per common share, basic	$(0.50)	$0.58
Net (loss) income per common share, diluted	$(0.50)	$0.57

(21)Accumulated Other Comprehensive Loss

The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes:

	Unfunded	Unrealized
	Pension	Loss on
(Dollars in thousands)	Liability	Securities	Total
December 31, 2024:
Balances at beginning of year	$4,466	$1,755	$6,221
Other comprehensive (income) loss, net of taxes	(1,828)	447	(1,381)
Net current period other comprehensive (income) loss	(1,828)	447	(1,381)
Balances at end of year	$2,638	$2,202	$4,840

December 31, 2023:
Balances at beginning of year	$5,746	$1,998	$7,744
Other comprehensive income, net of taxes	(1,280)	(243)	(1,523)
Net current period other comprehensive income	(1,280)	(243)	(1,523)
Balances at end of year	$4,466	$1,755	$6,221

The table below presents the tax effect on each component of other accumulated other comprehensive loss:

	Year Ended December 31,
	2024			2023
	Pretax		After Tax	Pretax		After Tax
(Dollars in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Unfunded pension liability	$(2,492)	$664	$(1,828)	$(1,745)	$465	$(1,280)
Unrealized loss (gain) on securities	609	(162)	447	(331)	88	(243)
Total	$(1,883)	$502	$(1,381)	$(2,076)	$553	$(1,523)

(22)Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on an individual basis. The Company’s policy is to require suitable collateral, primarily real estate, to be provided by customers prior to disbursement of approved loans. At December 31, 2024 and 2023 the Company had loan commitments aggregating to $1.2 million (interest rates of 6.000%) and $1.3 million (interest rates from 6.750% to 7.125%), respectively, primarily consisting of fixed-rate residential first mortgage loans. In addition to commitments to originate loans, at December 31, 2024 and 2023, the Company had $17.1 million and $14.9 million, respectively, in unused lines of credit to borrowers.

The Company is required by the Federal Reserve Bank to maintain reserves based on the amount of deposits held. Effective March 25, 2020 the Federal Reserve Bank lowered the reserve requirement to zero percent, therefore, there were no required reserve balances as of December 31, 2024 and 2023.

(23)Regulatory Capital and Supervision

Territorial Savings Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. The Company is not subject to regulatory capital requirements because its total assets are less than $3.0 billion. At December 31, 2024 and 2023, Territorial Savings Bank exceeded all of the fully-phased in regulatory captial requirements and is considered to be “well capitalized” under regulatory guidelines. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

The tables below presents the fully-phased in capital required to be considered “well-capitalized” and meet the regulatory capital conservation buffer requirement as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for Territorial Savings Bank and the Company at December 31, 2024 and 2023:

(Dollars in thousands)	Required Ratio	Actual Amount	Actual Ratio
December 31, 2024:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$237,864	10.98%
Territorial Bancorp Inc.		$253,190	11.68%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$237,864	26.69%
Territorial Bancorp Inc.		$253,190	28.39%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$237,864	26.69%
Territorial Bancorp Inc.		$253,190	28.39%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$242,978	27.26%
Territorial Bancorp Inc.		$258,304	28.96%

December 31, 2023:
Tier 1 Leverage Capital
Territorial Savings Bank	5.00%	$238,972	10.86%
Territorial Bancorp Inc.		$257,307	11.69%
Common Equity Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	9.00%	$238,972	26.31%
Territorial Bancorp Inc.		$257,307	28.33%
Tier 1 Risk-Based Capital (1)
Territorial Savings Bank	10.50%	$238,972	26.31%
Territorial Bancorp Inc.		$257,307	28.33%
Total Risk-Based Capital (1)
Territorial Savings Bank	12.50%	$244,093	26.87%
Territorial Bancorp Inc.		$262,428	28.89%
(1)	The required Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital ratios are based on the fully-phased in capital ratios in the Basel III capital regulations plus the 2.50% capital conservation buffer.

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

At December 31, 2024 and 2023, the Bank’s capital ratios exceeded the minimum capital thresholds for a “well-capitalized” institution. There are no conditions or events that have changed the institution’s category under the capital guidelines.

Depending on the amount of dividends to be paid, the Bank is required to either notify or make application to the Federal Reserve Bank before dividends are paid to the Company.

The federal banking agencies, including the Federal Reserve Board are required, to establish a “community bank leverage ratio” between 8% to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion. Institutions with capital meeting the specified requirements and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk based requirements. The federal regulators have adopted 9% as the applicable ratio. We have not elected to follow the alternative framework.

(24)Contingencies

The Company is involved in various claims and legal actions arising out of the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s Consolidated Balance Sheets or Consolidated Statements of Operations.

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

Revenue from contracts with customers is reported in service and other fees and in other noninterest income in the Consolidated Statements of Operations. The table below reconciles the revenue from contracts with customers and other revenue reported in those line items:

	Service and
(Dollars in thousands)	Other Fees	Other	Total
Year ended December 31, 2024
Revenue from contracts with customers	$1,036	$117	$1,153
Other revenue	134	298	432
Total	$1,170	$415	$1,585

Year ended December 31, 2023
Revenue from contracts with customers	$1,186	$122	$1,308
Other revenue	141	157	298
Total	$1,327	$279	$1,606

(26)Leases

The table below presents lease costs and other information for the years indicated:

	Year Ended
	December 31,
(Dollars in thousands)	2024	2023
Lease costs:
Operating lease costs	$2,848	$2,757
Short-term lease costs	314	511
Variable lease costs	159	163
Total lease costs	$3,321	$3,431

Cash paid for amounts included in measurement of lease liabilities	$2,692	$(991)
ROU assets obtained in exchange for new operating lease liabilities	$3,589	$693

At December 31, 2024, future minimum rental commitments under noncancellable operating leases are as follows:

December 31,
(Dollars in thousands)	2024
2025	$2,744
2026	2,592
2027	2,507
2028	2,227
2029	1,876
Thereafter	7,984
Total	19,930

Less present value discount	(1,963)
Present value of leases	$17,967

The table below presents other lease related information:

	December 31,	December 31,
	2024	2023
Weighted-average remaining lease term (years)	9.02	9.77
Weighted-average discount rate	2.33%	2.15%

The Company leased to a tenant certain property that it owns under a non-cancelable lease that expires on December 31, 2031. Rental income comprised of minimum rentals for 2024 and 2023 was $133,000 and $155,000, respectively.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Assets
Cash and cash equivalents	$123,523	$123,523	$123,523	$—	$—
Investment securities available for sale	18,492	18,492	—	18,492	—
Investment securities held to maturity	645,699	513,499	—	513,499	—
Loans receivable, net	1,281,548	1,063,964	—	—	1,063,964
FHLB stock	8,542	8,542	—	8,542	—
FRB stock	3,189	3,189	—	3,189	—
Accrued interest receivable	5,800	5,800	95	1,349	4,356

Liabilities
Deposits	1,717,663	1,715,636	—	1,011,551	704,085
Advances from the Federal Home Loan Bank	160,000	159,139	—	159,139	—
Accrued interest payable	979	979	—	1	978

December 31, 2023
Assets
Cash and cash equivalents	$126,659	$126,659	$126,659	$—	$—
Investment securities available for sale	20,171	20,171	—	20,171	—
Investment securities held to maturity	685,728	568,128	—	568,128	—
Loans receivable, net	1,303,431	1,120,704	—	—	1,120,704
FHLB stock	12,192	12,192	—	12,192	—
FRB stock	3,180	3,180	—	3,180	—
Accrued interest receivable	6,105	6,105	79	1,441	4,585

Liabilities
Deposits	1,636,604	1,633,164	—	1,104,171	528,993
Advances from the Federal Home Loan Bank	242,000	238,380	—	238,380	—
Advances from the Federal Reserve Bank	50,000	50,049	—	50,049	—
Securities sold under agreements to repurchase	10,000	9,700	—	9,700	—
Accrued interest payable	1,183	1,183	—	157	1,026

At December 31, 2024 and 2023, neither the commitment fees received on commitments to extend credit nor the fair value thereof was material to the Consolidated Financial Statements of the Company.

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2024
Investment securities available for sale	$—	$18,492	$—	$18,492

December 31, 2023
Investment securities available for sale	$—	$20,171	$—	$20,171

There were no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2024 or 2023.

(28)Parent Company Only

Presented below are the condensed balance sheets, statements of operations, and statements of cash flows for Territorial Bancorp Inc.

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2024	2023
Assets
Cash	$14,763	$18,453
Investment in Territorial Savings Bank	233,025	232,751
Prepaid expenses and other assets	1,028	272
Total assets	$248,816	$251,476
Liabilities and Equity
Other liabilities	$465	$390
Equity	248,351	251,086
Total liabilities and equity	$248,816	$251,476

Condensed Statements of Operations

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023
Interest and dividend income:
Dividends from Territorial Savings Bank	$—	$—
Interest-earning deposit with Territorial Savings Bank	3	4
Other	2	—
Total interest and dividend income	5	4

Noninterest expense:
Salaries	38	42
Other general and administrative expenses	3,728	958
Total noninterest expense	3,766	1,000

Loss before income taxes and equity in undistributed earnings in subsidiaries	(3,761)	(996)
Income tax benefit	(997)	(315)
Loss before equity in undistributed earnings in subsidiaries	(2,764)	(681)
Equity in undistributed (loss) earnings of Territorial Savings Bank, net of dividends	(1,535)	5,708
Net (loss) income	$(4,299)	$5,027

Condensed Statements of Cash Flows

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net (loss) income	$(4,299)	$5,027
Adjustments to reconcile net (loss) income to net cash (used in) from operating activities:
Equity in undistributed loss (earnings) of Territorial Savings Bank, net of dividends	1,535	(5,708)
Net (increase) decrease in prepaid expenses and other assets	(298)	933
Net increase in other liabilities	75	163
Net cash (used in) from operating activities	(2,987)	415

Cash flows from investing activities:
Investment in Territorial Savings Bank	—	—
Net cash from investing activities	—	—

Cash flows from financing activities:
Repurchases of common stock	—	(4,065)
Cash dividends paid	(703)	(6,412)
Net cash used in financing activities	(703)	(10,477)
Net decrease in cash	(3,690)	(10,062)
Cash at beginning of the year	18,453	28,515
Cash at end of the year	$14,763	$18,453

(29) Segment Information

The Company has one reportable segment: banking operations. Loans, securities, deposits, and non-interest income provide the revenues of the banking operation. Loan products offered to customers generate a majority of the Company’s interest and fee income. Additionally, deposit products offered to customers generate fees and service charge income. Interest income earned on securities and other noninterest income are other sources of revenue. Interest expense, provisions for credit losses, salaries and employee benefits, occupancy, equipment, and other general and administrative expenses provide the significant expenses in banking operations. These significant expenses are the same as those disclosed in the Company’s Consolidated Statements of Operation and Consolidated Statement of Cash Flows. Noncash items such as depreciation and amortization are also disclosed in the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

The Company’s chief operating decision makers are the Chief Executive Officer, Executive Vice President and Co-Chief Operating Officer, the Chief Financial Officer, and Executive Vice President, Finance. The chief operating decision makers are provided with consolidated balance sheets, income statements, and net interest margin analyses in order to evaluate revenues streams, significant expenses, assess the Company’s segment, and determine the allocation of resources. Additionally, the chief operating decision makers review performance of various components of banking operations, such as loan portfolio types, funding sources, and overhead, to assess product pricing and significant expenses to evaluate return on assets. The chief operating decision makers use consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring budget-to-actual results are used in assessing performance.

The accounting policies of the banking operations are the same as those described in Note 2 – Summary of Significant Accounting Policies. All operations are domestic.

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023
Interest and dividend income:	$72,305	$69,088
Reconciliation of revenue:
Other noninterest income	2,611	2,471
Total consolidated revenue	74,916	71,559
Less:
Interest expense	40,613	26,457
Segment net interest income and noninterest income	34,303	45,102
Less:
Provision (reversal of provision) for credit losses	73	(3)
Salaries and employee benefits	19,787	20,832
Occupancy	6,858	6,910
Equipment	5,307	5,156
Federal deposit insurance premiums	1,667	982
Other general and administrative expenses	7,325	4,388
Income tax (benefit) expense	(2,415)	1,810
Segment net (loss) income	(4,299)	5,027
Reconciliation of profit or loss:
Adjustments and reconciling items	-	-
Consolidate net (loss) income	$(4,299)	$5,027

Reconciliation of assets:
Total assets for reportable segment	$2,169,715	$2,236,672
Adjustments and reconciling items	-	-
Total consolidated assets	$2,169,715	$2,236,672

(30)Subsequent Events

On January 31, 2025, the Board of Directors of Territorial Bancorp Inc. declared a quarterly cash dividend of $0.01 per share of common stock. The dividend was paid on February 28, 2025 to stockholders of record as of February 14, 2025.

As previously announced in a joint news release issued April 29, 2024, Hope Bancorp, Inc. (Hope Bancorp) and the Company signed a definitive merger agreement.  On March 3, 2025, Hope Bancorp and the Company issued a joint press release announcing receipt of all required regulatory approvals for the mergers contemplated by the definitive merger agreement. Completion of the mergers contemplated by the definitive merger agreement remain subject to the satisfaction of customary closing conditions set forth in the merger agreement.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2024. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2024, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2024, the Company’s internal control over financial reporting is effective based on those criteria.

ITEM 9B.	Other Information

None.

ITEM 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our Board of Directors is comprised of six members. The following sets forth certain information regarding our Board of Directors and executive officers who are not directors. Age information is as of December 31, 2024, and term as a director includes service with Territorial Savings Bank. With respect to directors, the biographies contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Board of Directors to determine that the person should serve as a director.

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

Kirk W. Caldwell served as the Mayor of the City and County of Honolulu, Hawaii from 2010 until January 2, 2021, when his second elected term ended. The Charter of the City and County of Honolulu limits the term of Mayor to no more than two consecutive full terms. Mr. Caldwell served as Managing Director of the City and County of Honolulu from 2009 to 2010. Mr. Caldwell was Of Counsel to the law firm of Ashford & Wriston from 2011 to 2012, where he had worked from 1984 to 2009, including as partner. Much of his practice consisted of representing financial institutions, including Territorial Savings Bank. Prior to his appointment as Managing Director of the City and County of Honolulu, Mr. Caldwell served as the majority leader for the State of Hawaii House of Representatives and had served as a state representative from 2002 to 2008. Mr. Caldwell remains active in community affairs, has taught classes at the University of Hawaii Law School and at Hawaii Pacific University and is currently in the process of writing a book. Mr. Caldwell provides the Board of Directors with a significant understanding of the communities in which we operate. Moreover, his experience as an attorney that represented financial institutions continues to provide value to the Board. Age 72. Director since 2007.

Howard Y. Ikeda is the President of Ikeda and Wong, CPA, Inc., an independent public accounting firm in the State of Hawaii. Mr. Ikeda is a Certified Public Accountant licensed to practice in the State of Hawaii. He began his career with what is now KPMG LLP. In 1973, he founded Ikeda and Wong, which is one of the larger local accounting firms in Hawaii. Mr. Ikeda’s professional and business experience provide the Board of Directors with valuable insight into the accounting issues Territorial Bancorp Inc. faces and in assessing strategic transactions involving Territorial Bancorp Inc. and Territorial Savings Bank. His employment experience and expertise as a Certified Public Accountant qualifies him to be a member of the Audit Committee as a “financial expert” for purposes of the rules and regulations of the Securities and Exchange Commission. Age 79. Director since 1988.

Jennifer Isobe is a principal with the Hawaii accounting firm, KKDLY LLC, which is one of the larger local accounting firms in Hawaii. Prior to joining KKDLY LLC in 2014, she was a senior audit manager at KPMG LLP.

During the course of her career, she has had many clients that have been registered with or were subsidiaries of companies registered with the Securities and Exchange Commission. She has also been part of the audit team for several large Hawaii nonprofit entities, including the largest multi-billion dollar trust in Hawaii and one of the largest non-profit hospitals in Hawaii. She has served on the board of a number of large non-profit organizations and is very active in the business community in Hawaii. She is a Certified Public Accountant in Hawaii. Her presence adds depth to the financial expertise on the Board and, as an active practitioner, adds to the Board’s knowledge on current accounting developments. In addition, her experience qualifies her to be a member of the Audit Committee as a “financial expert” for purposes of the rules and regulations of the Securities and Exchange Commission. Age 66. Director since 2018.

Allan S. Kitagawa has served as Chairman of the Board and Chief Executive Officer of Territorial Savings Bank since 1986, and was named President in 2007. Mr. Kitagawa worked for American Savings and Loan Association from 1974 to 1986, including service as Executive Vice President and Chief Executive Officer of the Hawaii Division. Mr. Kitagawa was a Certified Public Accountant who began his career with what is now KPMG LLP. Under Mr. Kitagawa’s leadership, Territorial Savings Bank has grown significantly while the Bank’s conservative lending practices have resulted in continued low levels of nonperforming assets. Age 79. Director since 1986.

John M. Ohama is the Principal Broker for Honolulu Land Company, LLC, a firm he founded in 2012. His firm is engaged in the sale of real estate in Hawaii, with some property management services, with such activity primarily in residential real estate sales. Prior to founding his current firm, he was, for almost six years, the co-owner of another real estate firm, where he was the broker-in-charge of the sales side of the firm that also conducted property management. Prior to this co-venture, Mr. Ohama was the owner and principal of a larger real estate sales firm for over two decades that represented buyers and sellers of mostly residential real estate. That firm also conducted commercial real estate transactions and property management. He served for eight years on the Hawaii State Real Estate Commission, the state entity that oversees the real estate brokers and salespeople in Hawaii. He was appointed by two different Governors of the State of Hawaii and served as its chair for five of those years. He also remains an active member of the Honolulu Board of Realtors and has served in various capacities on their ethics and professional responsibility committees. Mr. Ohama’s daily involvement in residential real estate provides the Board of Directors with significant insight into the activity that constitutes the significant majority of Territorial Savings Bank’s lending activities. Age 66. Director since 2019.

Jan M. Sam is currently Of Counsel at the law firm of McCorriston Mukai MacKinnon LLP based in Honolulu, having joined the firm in 2022. Her practice concentrates on real estate law. Prior to joining the law firm, Ms. Sam was employed from 2015 to early 2022 at Pacific Guardian Life Insurance Company, Ltd., which is the largest domestic life and disability insurance company in Hawaii. Their products are sold not only in Hawaii but also on the West Coast and selected locations in the Pacific. Ms. Sam served as their Chief Risk Officer with responsibility for enterprise risk management. She was previously in their investment department, contributing to Pacific Guardian’s investment strategy as well as evaluating non-core asset classes as possible investments. Prior to Pacific Guardian Life, Ms. Sam was an officer in the commercial Real Estate and Corporate Banking Divisions of First Hawaiian Bank, one of Hawaii’s largest regional banks. Before attending law school, Ms. Sam was a management consultant with PricewaterhouseCoopers LLP. Age 47. Director since 2022.

Ms. Sam brings to the Board her insight into a new generation of customers and potential customers of Territorial Savings Bank. In addition, her professional background provides the Board with expertise in commercial real estate activity from a legal, life insurance and bank perspective, insurance agency sales and employee retirement benefits regarding pension plans and 401(k) plans.

The following provides information regarding our executive officers who are not directors of the Company.

Vernon Hirata has served as Territorial Savings Bank’s Vice Chairman, Co-Chief Operating Officer, General Counsel and Corporate Secretary since 2007. Mr. Hirata joined Territorial Savings Bank in 1986 as Senior Vice President/General Counsel, and was named Executive Vice President/General Counsel and Corporate Secretary in 1987. Previously, Mr. Hirata was employed at American Savings and Loan Association from 1978 to 1986, including service as Senior Vice President and Staff Attorney. Age 72.

Ralph Y. Nakatsuka joined Territorial Savings Bank in 2007 as Vice Chairman and Co-Chief Operating Officer, and was employed at American Savings Bank from 1980 to 2007, including service as Executive Vice President of Lending and Chief Lending Officer from 1997 to 2007 and Chief Financial Officer from 1987 to 1997. Mr. Nakatsuka is a Certified Public Accountant. Age 68.

Karen J. Cox has served as Executive Vice President of Territorial Savings Bank since August 1, 2022. Prior to that, she served as Senior Vice President of Administration of Territorial Savings Bank since 1984, and has been employed by Territorial Savings Bank since 1968. Ms. Cox is in charge of various areas, including human resources, information technology, and branch development and maintenance. Ms. Cox previously worked with other financial institutions in the State of Hawaii beginning in 1964. Age 79.

Troy Yoshimasu has served as Senior Vice President and Chief Lending Officer of Territorial Savings Bank since January 1, 2023. Mr. Yoshimasu was a Vice President in charge of loan underwriting for Territorial Savings Bank from 2017 to 2022. Mr. Yoshimasu has been employed at Territorial Savings Bank since 2000. Age 47.

Melvin M. Miyamoto has served as Executive Vice President of Territorial Savings Bank since August 1, 2022. Mr. Miyamoto was named Chief Financial Officer in 2015, having served as Senior Vice President and Treasurer of Territorial Savings Bank since 1986, and has been employed by Territorial Savings Bank since 1984. Mr. Miyamoto is a Certified Public Accountant. Age 71.

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

Based solely on the review of copies of the reports we have received and written representations provided to us from the individuals required to file the reports, we believe that each of Chairman, President and Chief Executive Officer Allan S. Kitagawa, Vice Chairman and Co-Chief Operating Officer Vernon Hirata and Vice Chairman and Co-Chief Operating Officer Ralph Y. Nakatsuka filed a late Form 4 to report the award of restricted stock units, and that each of our executive officers and directors otherwise complied with applicable reporting requirements for transactions in Territorial Bancorp Inc. common stock during the year ended December 31, 2024.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that is designed to promote the highest standards of ethical conduct by our directors, executive officers, and employees. The Code of Ethics and Business Conduct requires that our directors, executive officers, and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity and in our best interest. Under the terms of the Code of Ethics and Business Conduct, directors, executive officers, and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics and Business Conduct. A copy of the Code of Ethics and Business Conduct can be found in the “About Us—Investor Relations—Corporate Governance” section of our website, www.tsbhawaii.bank. Amendments to and waivers from our Code of Ethics and Business Conduct will be disclosed in the “About Us—Investor Relations—Corporate Governance” section of our website.

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

In addition, we have adopted a Code of Ethics for Senior Officers that is applicable to our senior financial officers, including our principal executive officer, principal financial officer, principal accounting officer, and all officers performing similar functions. A copy of the Code of Ethics for Senior Officers can be found in the “About Us—Investor Relations—Corporate Governance” section of our website, www.tsbhawaii.bank. Amendments to and waivers from our Code of Ethics for Senior Officers will be disclosed in the “About Us—Investor Relations—Corporate Governance” section of our website.

Stockholder Recommendations for Director Candidates

It is the policy of the Nominating and Corporate Governance Committee of the Board of Directors of the Company to consider director candidates recommended by stockholders who appear to be qualified to serve on the Company’s Board of Directors. The Nominating and Corporate Governance Committee, which is comprised solely of nonemployee directors, all of whom the Board has determined are independent in accordance with the listing standards of the NASDAQ Stock Market, Inc., may choose not to consider an unsolicited recommendation if no vacancy exists on the Board of Directors and the Nominating and Corporate Governance Committee does not perceive a need to increase the size of the Board of Directors. To avoid the unnecessary use of the Nominating and Corporate Governance Committee’s resources, the Nominating and Corporate Governance Committee will consider only those director candidates recommended in accordance with the procedures set forth below.

Procedures to be Followed by Stockholders

To submit a recommendation of a director candidate to the Nominating and Corporate Governance Committee, a stockholder should submit the following information in writing to the main office of the Company, addressed to the Chairman of the Nominating and Corporate Governance Committee, care of the Corporate Secretary, Territorial Bancorp Inc., P.O. Box 135040, Honolulu, Hawaii 96801:

(1)	a statement that the writer is a stockholder and is proposing a candidate for consideration by the Committee;

(2)	the name and address of the stockholder as they appear on the Company’s books, and number of shares of the Company’s common stock that are owned beneficially by the stockholder (if the stockholder is not a holder of record, appropriate evidence of the stockholder’s ownership will be required);

(3)	the name, address, and contact information for the candidate, and the number of shares of common stock of the Company that are owned by the candidate (if the candidate is not a holder of record, appropriate evidence of the candidate’s share ownership should be provided);

(4)	a statement of the candidate’s business and educational experience;

(5)	such other information regarding the candidate as would be required to be included in the proxy statement pursuant to Securities and Exchange Commission Regulation 14A;

(6)	a statement detailing any relationship between the candidate and any customer, supplier, or competitor of the Company;

(7)	detailed information about any relationship or understanding between the proposing stockholder and the candidate; and

(8)	a statement that the candidate is willing to be considered and willing to serve as a director if nominated and elected.

To be timely, the submission of a candidate for director by a stockholder must be received by the Corporate Secretary at least 180 days prior to the anniversary date of the proxy statement relating to the preceding year’s annual meeting of stockholders.

Audit Committee

The Audit Committee operates under a written charter that is available in the “About Us—Investor Relations—Corporate Governance” section of the Company’s website, www.tsbhawaii.bank. Pursuant to Territorial Bancorp Inc.’s Audit Committee Charter, the Audit Committee assists the Board of Directors in its oversight of the Company’s accounting and reporting practices, the quality and integrity of the Company’s financial reports and the Company’s compliance with applicable laws and regulations. The Audit Committee is also responsible for engaging the Company’s independent registered public accounting firm and monitoring its conduct and independence. The Audit Committee is comprised of Directors Howard Y. Ikeda, John M. Ohama and Jennifer Isobe. All members of each committee are independent in accordance with the listing standards of the NASDAQ Stock Market, Inc. In addition to meeting the independence requirements of the NASDAQ Stock Market, Inc., each member of the Audit Committee meets the audit committee independence requirements of the Securities and Exchange Commission. The Board of Directors has designated Howard Y. Ikeda and Jennifer Isobe as audit committee financial experts under the rules of the Securities and Exchange Commission.

Insider Trading Policies and Procedures

The Board of Directors has adopted an Insider Trading Policy, which governs the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company.

ITEM 11.	Executive Compensation

Executive Officer Compensation

Summary Compensation Table. The table below summarizes the total compensation paid to or earned by our Named Executive Officers for the years ended December 31, 2024 and 2023, as calculated under Securities and Exchange Commission rules. Cash compensation earned for the applicable year is reported in the “Salary,” “Nonequity Incentive Plan Compensation” and the “All Other Compensation” columns. The “Bonus,” “Option Awards” and “Nonqualified Deferred Compensation Earnings” columns have been omitted as no compensation that would be disclosed in that column was earned during the applicable years.

			Stock	Non-Equity
			Awards	Incentive Plan	All Other
Name and Principal Position	Year	Salary ($)	($)(1)	Compensation ($)(2)	Compensation ($)	Total ($)
Allan S. Kitagawa	2024	851,124	182,983	38,301	79,457 (3)	1,151,865
Chairman of the Board, President, and Chief Executive Officer	2023	851,124	309,350	38,301	121,733	1,320,508

Vernon Hirata	2024	354,530	76,222	15,954	49,527 (4)	496,233
Vice Chairman, Co-Chief Operating Officer, General Counsel, and Corporate Secretary	2023	354,530	128,863	15,954	65,335	564,682

Ralph Y. Nakatsuka	2024	354,530	76,222	15,954	29,028 (5)	475,734
Vice Chairman and Co-Chief Operating Officer	2023	354,530	128,863	15,954	48,579	547,926
(1)	Reflects the aggregate grant date fair value of restricted stock units, half of which have performance-based vesting and half of which have time-based vesting, with such awards calculated at the “Target” level. The assumptions used in the valuation of these awards are included in Note 19 to our audited financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2024. At the “Maximum” level, for the year ended December 31, 2024, the aggregate grant date fair value was $249,177, $103,796 and $103,796 for Messrs. Kitagawa, Hirata and Nakatsuka, respectively, and for the year ended December 31, 2023, the aggregate grant date fair value was $386,142, $160,848 and $160,848 for Messrs. Kitagawa, Hirata and Nakatsuka, respectively.
(2)	The amounts in this column represent the dollar value of the cash incentives earned under the Annual Incentive Plan.
(3)	Includes $1,150 for 401(k) plan matching contributions, $3,118 for long-term care premiums, $10,287 for personal use of company automobile, $2,340 for parking, $10,413 for club dues and fees, $8,300 for ESOP allocations, $27,352 for non-qualified supplemental ESOP allocations, $3,424 for life insurance, $8,885 for cash dividends paid when incentive-based equity awards vested and $4,188 for professional estate planning services.
(4)	Includes $1,150 for 401(k) plan matching contributions, $20,594 for personal use of company automobile, $1,740 for parking, $7,882 for club dues and fees, $8,300 for ESOP allocations, $3,386 for non-qualified supplemental ESOP allocations, $2,566 for life insurance and $3,909 for cash dividends paid when incentive-based equity awards vested.
(5)	Includes $1,150 for 401(k) plan matching contributions, $2,498 for long-term care premiums, $1,740 for parking, $7,257 for club dues and fees, $8,300 for ESOP allocations, $2,437 for non-qualified supplemental ESOP allocations, $1,737 for life insurance and $3,909 for cash dividends paid when incentive-based equity awards vested.

For the year ended December 31, 2024, cash payments under our Annual Incentive Plan were paid in March 2025 in the amounts listed in the “Summary Compensation Table.” For a discussion of this plan, see “—2024 Annual Incentive Plan.”

Pay Versus Performance Table. We are providing the following information about the relationship between “compensation actually paid” to our Principal Executive Officer (“PEO”) and to our Non-PEO NEOs and certain financial performance of the Company. Compensation actually paid, as determined under SEC requirements, does not reflect the actual amount of compensation earned by or paid to our executive officers during a covered year. For further information concerning the Company’s pay-for-performance philosophy and how the Company aligns executive compensation with the Company’s performance, refer to the Compensation Discussion and Analysis.

Year	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs	Value of Initial Fixed $100 Investment Based On Total Shareholder Return	Net Income
2024	$1,151,865	$1,122,030	$485,984	$472,950	$43	$(4,299)
2023	$1,320,508	$888,155	$556,304	$374,378	$54	$5,027
2022	$1,599,583	$1,453,892	$681,294	$620,227	$109	$16,156

Allan S. Kitagawa served as Principal Executive Officer for each of the years presented in the table. Compensation actually paid to Mr. Kitagawa for each of the years presented in the table, as calculated in accordance with Securities and Exchange Commission regulations and presented in the Summary Compensation Table (“SCT”), was as follows:

	2024	2023	2022
Total Compensation as reported in SCT	$1,518,658	$1,320,538	$1,599,583
Fair value of equity awards granted during fiscal year	(182,983)	(309,350)	(312,357)
Fair value of equity compensation granted in current year at year end	164,717	96,432	264,368
Dividends paid on unvested shares/share units	5,247	3,744	15,297
Change in fair value from end of prior fiscal year to end of current fiscal year for awards made in prior fiscal years that were unvested at end of current fiscal year	4,840	(191,345)	(106,879)
Change in fair value from end of prior fiscal year to vesting date for awards made in prior fiscal years that vested during current fiscal year	(21,656)	(31,534)	(6,120)
Compensation Actually Paid to PEO	$1,122,030	$888,135	$1,453,892

The named executive officers for each of the years presented in the table are Vernon Hirata and Ralph Y. Nakatsuka. The average compensation actually paid to named executive officers other than the Principal Executive Officer for each of the years presented in the table, as calculated in accordance with SEC regulations, was as follows:

	2024	2023	2022
Total Compensation as reported SCT	$485,984	$556,304	$681,294
Fair value of equity awards granted during fiscal year	(76,222)	(128,863)	(130,115)
Fair value of equity compensation granted in current year at year end	68,614	40,174	110,113
Dividends paid on unvested shares/share units	2,202	1,679	6,359
Change in fair value from end of prior fiscal year to end of current fiscal year for awards made in prior fiscal years that were unvested at end of current fiscal year	1,828	(83,049)	(44,890)
Change in fair value from end of prior fiscal year to vesting date for awards made in prior fiscal years that vested during current fiscal year	(9,456)	(11,867)	(2,534)
Average Compensation Actually Paid to Non-PEO NEOs	$472,950	$374,378	$620,227

Fair value was computed in accordance with the Company’s methodology used for financial reporting purposes.

Total shareholder return value represents the Company's TSR based on an initial $100 investment on December 31, 2021, assuming the reinvestment of dividends.

Net Income is calculated in accordance with GAAP and reflects the amounts reported in the Company’s Annual Report on Form 10-K for the applicable year,

The following chart sets forth the relationship between Compensation Actually Paid to our PEO, the average of Compensation Actually Paid to our other Non-PEO NEOs, and the Company’s cumulative TSR over the three most recently completed fiscal years.

The following chart sets forth the relationship between Compensation Actually Paid to our PEO, the average of Compensation Actually Paid to our other Non-PEO NEOs, and our net income during the three most recently completed fiscal years.

2024 Annual Incentive Plan (AIP)

The AIP is designed to motivate senior executives to attain superior annual performance in key areas that we believe create long-term value to us and our stockholders. Awards under the AIP are determined based upon a combination of absolute and relative performance metrics. Absolute metrics are based on our business plan, adopted by the Board of Directors and selected as important performance goals by the Compensation Committee.

All Named Executive Officers had a threshold, target and stretch opportunity as shown below. Target opportunities are intentionally conservative relative to market median to place more focus on long-term compensation.

Named Executive Officer	Threshold % of Salary	Target % of Salary	Maximum % of Salary
Allan S. Kitagawa	15%	30%	45%
Vernon Hirata	15%	30%	45%
Ralph Y. Nakatsuka	15%	30%	45%

The Compensation Committee continued to use net income, return on average assets (“ROAA”), non-performing assets/assets (“NPA”), and efficiency ratio as metrics for the 2024 AIP. The macro economic environment, including rising interest rates, was forecasted to negatively impact the Company’s financial results. The 2024 net income target was set based on our budget. ROAA and NPAs were established using our budget. ROAA is a profitability measure, and the NPA ratio reinforces our goal of maintaining strong credit quality. A lower NPA ratio mitigates the risk of lowering loan underwriting standards to increase loan production through increased residential mortgage loan volume.

The table below provides the performance required for payouts at the threshold, target and maximum levels, performance level achieved and the resulting payout.

2024 AIP Performance Goals
Measure	Weighting	Threshold	Target	Maximum
Net Income (thousands)	60%	$5,243	$6,554	$7,865
ROAA	20%	0.26%	0.33%	0.40%
Non-performing assets/total assets (1)	10%	35th	55th	75th
Efficiency Ratio	10%	97.01%	80.84%	64.37%
Payout Range (% of target)	100%	50%	100%	150%
(1)	2024 goals calculated as a percentile comparison to a custom industry index (the same index as for the LTIP).

Performance for 2024 resulted in the following payouts:

Measure	Weight	2024 Results	Performance (as % of Target)
Net Income (thousands)	60%	($4,299)	0%
ROAA	20%	0.23%	0%
Non-performing assets/total assets	10%	Above 75th percentile	150%
Efficiency Ratio	10%	111.63%	0%
Total (weighted)	100%		15%

Performance on these measures resulted in a payout of 15% of the target level and resulted in payments to the NEOs of $38,301 for Mr. Kitagawa and $15,954 for each of Messrs. Hirata and Nakatsuka.

LTIP Program

The current LTIP program has been the same since 2017 and consists of performance-vested restricted stock units and time-vested restricted stock units, each weighted at 50%.

Each participant had an annual target award opportunity (defined as a percentage of base salary at the start of the grant cycle) that reflects a competitive total compensation package for their role. Threshold performance earns

18.3% of base salary, target earns 36.7% of base salary and stretch performance earns 55% of base salary. These values were based on a maximum award of 55% of base salary with threshold equivalent to 33% of maximum and target equivalent to 66.7% of maximum.

2024 LTIP awards are granted as follows:

◾	Performance-vested Restricted Stock Units - PRSUs (50% of target award value) reward future performance; awards will vest based on achievement of performance relative to an industry index. Grants are earned and cliff vest after three years based on actual performance. PRSUs will vest within 120 days after the end of each performance period (once performance can be calculated and reviewed and approved by the Committee).
◾	Time-vested Restricted Stock Units - TRSUs (50% of target awards) reinforce retention and share ownership/alignment with stockholders as well as provide reward for contributions/performance. Grants vest ratably over three years.

The table below reflects the performance metrics selected for the PRSUs for the 2024 to 2026 performance cycle and performance goals. We require our performance to exceed the median of the industry index to receive our target award, which we believe is a leading best practice.

Performance will be measured based on our performance relative to financial institutions included in the custom industry index (NASDAQ-traded US Thrifts with Assets between $1 billion and $10 billion as of December 31, 2024).

Measure	Weight	Threshold	Target	Stretch
3-year TSR – Relative to index	20%	35th Percentile	55th Percentile	75th Percentile
3-year Avg. Return on Average Equity – Relative to index	80%	35th Percentile	55th Percentile	75th Percentile
Payout Range (% of Target)	100%	50%	100%	150%

2022 to 2024 LTIP Performance Results

PRSUs are granted at the start of each performance period. For 2022 to 2024 LTIP cycle, the performance period ran from January 1, 2022 to December 31, 2024. The vesting (i.e. earning) of the award was contingent on actual performance of pre-defined measures at the end of the performance period (i.e. third year).

In order for PRSUs to be vested/earned, performance must be at or above the threshold performance set by the Committee. Actual vesting after three years was interpolated on a straight-line basis between threshold, target and stretch to reward incremental performance. Vesting will range from 50% of target for achieving threshold performance and 150% of target for achieving stretch performance.

The table below reflects the performance metrics selected for the PRSUs for the 2022 to 2024 performance cycle and resulting payout/vesting. Performance was measured based on our performance relative to an industry index reflecting financial institutions included in the SNL US Thrift Index with assets between $1 billion and $10 billion.

Measure	Wt.	Threshold	Target	Stretch	Actual Performance (Performance Factor)	Payout as % of target Incentive (Wt. x Perf. Factor)
3-year TSR-Relative to Industry Index	20%	35th Percentile	55th Percentile	75th Percentile	0th Percentile	0.00%
3-year Average Return on Average Equity- Relative to Industry Index	80%	35th Percentile	55th Percentile	75th Percentile	27th Percentile	0.00%
Payout Range (% of Target)	100%	50%	100%	150%		0.00%

Based on the performance above, the Committee vested the performance RSUs below to the Named Executive Officers.

Name	2022-2024 RSUs Granted [a]	Payout as % of Target Award [b]	Earned Shares [c] = [a] x [b]
Kitagawa	6,552	41.99%	2,751
Hirata	2,729	41.99%	1,146
Nakatsuka	2,729	41.99%	1,146

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

Executive Agreements

We maintain employment agreements with Messrs. Kitagawa, Hirata and Nakatsuka, which provide severance payments in the event of involuntary or good reason termination of employment or termination following a change in control. The rationale for providing these payments is to provide security for our key executives and stability among our senior management team. For a discussion of these agreements, see “—Employment Agreements” below.

Deductibility of Compensation

Section 162(m) of the Internal Revenue Code generally provides that no deduction is allowed for compensation in excess of $1 million paid by a public company to its chief executive officer or any of its other three most highly paid executive officers (other than the chief financial officer). The Compensation Committee recognizes that paying certain compensation that is not tax-deductible may sometimes be in our best interest, and to that end we do not have a policy requiring that all compensation must be deductible.

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

Outstanding Equity Awards at Year End

The following table sets forth information with respect to outstanding equity awards as of December 31, 2024 for the Named Executive Officers.

Outstanding Equity Awards At December 31, 2024
	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Allan S. Kitagawa	21,800	$212,114	29,171	$283,834
Vernon Hirata	9,212	$89,633	12,151	$118,229
Ralph Y. Nakatsuka	9,212	$89,633	12,151	$118,229

______________

(1)	Time-vested restricted stock units vest April 3, 2025 as follows: Mr. Kitagawa, 2,692 shares; Messrs. Hirata and Nakatsuka, 1,121 shares. Additional time-vested restricted stock units vest April 3, 2026 as follows: Mr. Kitagawa, 2,692 shares; Messrs. Hirata and Nakatsuka, 1,122 shares. Additional time-vested restricted stock units vest April 4, 2025 as follows: Mr. Kitagawa, 1,870 shares; Messrs. Hirata and Nakatsuka, 910 shares. Additional time-vested restricted stock units vest April 18, 2025 as follows: Mr. Kitagawa; 4,848 shares; Messrs. Hirata and Nakatsuka, 2,019 shares. Additional time-vested restricted stock units vest April 18, 2026 as follows: Mr. Kitagawa; 4,849 shares; Messrs. Hirata and Nakatsuka, 2,020 shares. Additional shares vest April 18, 2027 as follows: Mr. Kitagawa 4,849 shares; Messrs. Hirata and Nakatsuka, 2,020 shares.
(2)	Computed using the fair market value of the shares based on the Company’s closing stock price of $9.73 on December 31, 2024, the last trading day of 2024.
(3)

Performance-based restricted stock units vest within 120 days from the end of the performance period upon the achievement of performance goals, as measured over a three-year period (2022 to 2024, 2023 to 2025 and 2024 to 2026).

Employment Agreements

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

The employment agreements each provide for three-year terms, subject to annual renewal by the Board of Directors for an additional year beyond the then-current expiration date. The current base salaries under the employment agreements are $851,124 for Mr. Kitagawa, $354,530 for Mr. Hirata, and $354,530 for Mr. Nakatsuka. The agreements also provide for participation in employee benefit plans and programs maintained for the benefit of senior management personnel, including discretionary bonuses, participation in stock-based benefit plans, and certain fringe benefits as described in the agreements.

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

Separation Pay Plan

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

The pension plan permits early retirement at age 55. Participants who retire after age 65 will be entitled to the full amount of their benefit, generally calculated through their late retirement date. Eligible participants who elect an early retirement benefit will receive a reduced normal retirement benefit. As of December 31, 2024, each of Messrs. Kitagawa, Hirata and Nakatsuka was eligible for normal retirement.

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

Supplemental Executive Retirement Agreements

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

No benefits are payable in the event of termination for cause.

Supplemental Employee Stock Ownership Plan

Territorial Savings Bank adopted the Supplemental Employee Stock Ownership Plan (“Supplemental ESOP”) effective January 1, 2009, to provide certain executives with benefits that they otherwise would be entitled to under the tax-qualified Employee Stock Ownership Plan (“ESOP”), but for limitations imposed by the Internal Revenue Code. During 2023, three employees participated in the Supplemental ESOP. The Compensation Committee of the Board of Directors of Territorial Savings Bank administers the Supplemental ESOP. Each year, participants in the Supplemental ESOP are credited with a dollar amount equal to the difference between the value of the shares of our common stock that would have been allocated to the participant under the tax-qualified ESOP, but for the limitations imposed by the Internal Revenue Code, and the actual value of shares of our common stock allocated to the participant under the ESOP for the relevant plan year. Participants in the Supplemental ESOP may direct the investment of their Supplemental ESOP accounts among a select group of broadly diversified mutual funds selected by the Compensation Committee. Benefits are generally payable in a cash lump sum within 90 days of the first to occur of: (i) the participant’s separation from service; (ii) the participant’s death; (iii) the participant’s disability; or (iv) a change in control of Territorial Savings Bank or Territorial Bancorp Inc., but, in order to comply with Section 409A of the Internal Revenue Code, payments will be delayed for six months for any “specified employee” (as defined in Section 409A of the Internal Revenue Code).

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

Employee Stock Ownership Plan. Effective January 1, 2009, Territorial Savings Bank adopted an employee stock ownership plan for eligible employees. Eligible employees who have attained age 21 generally begin participation in the ESOP on the later of the effective date of the ESOP or on or after the eligible employee’s completion of 1,000 hours of service during a continuous 12-month period.

The ESOP trustee purchased, on behalf of the ESOP, 978,650 shares of our common stock issued in the offering. The ESOP funded its stock purchase with a loan from us equal to the aggregate purchase price of the common stock. The loan will be repaid principally through Territorial Savings Bank’s contribution to the ESOP and dividends payable on common stock held by the ESOP over the anticipated 20-year term of the loan. The interest rate for the ESOP loan is an adjustable rate equal to the prime rate, as published in The Wall Street Journal, which adjusts annually.

The trustee holds the shares purchased by the ESOP in an unallocated suspense account, and shares are released from the suspense account on a pro-rata basis as we repay the loan. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. Participants become 100% vested upon the completion of three years of service. Participants also will become fully vested automatically upon normal retirement, death, or disability, a change in control, or termination of the ESOP. Generally, participants will receive distributions from the ESOP upon separation from service. The ESOP reallocates any unvested shares forfeited upon termination of employment among the remaining participants.

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

Director Fees

The same individuals serve as the directors of Territorial Savings Bank and Territorial Bancorp, Inc. Each of Territorial Savings Bank’s outside directors receives an annual retainer for board meetings of $32,650 per year and an annual retainer for committee meetings of $2,450 per year. Each of Territorial Bancorp Inc.’s outside directors receives an annual retainer for board meetings of $5,100 per year and an annual retainer for committee meetings of $615 per year. The retainer fees are increased to the following amounts for the following committees: the Chairman of Territorial Savings Bank’s Audit Committee receives a committee retainer of $2,650 and the Chairman of Territorial Bancorp Inc.’s Audit Committee receives a committee retainer of $8,570; the Chairman of Territorial Savings Bank’s Compensation Committee receives a committee retainer of $4,900; and the Chairman of Territorial Bancorp Inc.’s Compensation Committee receives a committee retainer of $1,225. Receipt of full retainer payments is based upon a director attending at least 75% of board or committee meetings, as applicable, with reductions for the failure to attend such number of board or committee meetings.

Component	Holding Company Board	Bank Board
Annual Board Retainer	$5,100	$32,600
Committee Member Retainer	$615	$2,450
Audit Committee Chair Retainer	$8,570	$2,650
Compensation Committee Chair Retainer	$1,225	$4,900

The following table sets forth for the year ended December 31, 2024, certain information as to the total remuneration we paid to our directors. Mr. Kitagawa does not receive separate fees for service as a director.

Director Compensation Table for the Year Ended
December 31, 2024
Name	Fees earned or paid in cash ($)	Total ($)
Howard Y. Ikeda	48,980	48,980
Kirk W. Caldwell	43,892	43,892
Francis E. Tanaka (1)	6,802	6,802
Jennifer Isobe	40,832	40,832
John M. Ohama	40,832	40,832
Jan M. Sam	40,832	40,832

(1) Mr. Tanaka retired from the Board of Directors in February 2024.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2024, with respect to persons known by the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power. Percentages are based on 8,832,210 shares of Company common stock issued and outstanding as of December 31, 2024.

Name and Address	Number of Shares Owned	Percent of Common Stock Outstanding
Wellington Management Co., LLP (1)	874,388	9.90%
280 Congress Street
Boston, Massachusetts 02210

Territorial Savings Bank Employee Stock Ownership Plan	838,101	9.49%
1003 Bishop Street, Suite 500
Honolulu, Hawaii 96813

Bay Pond Partners, L.P. (2)	545,780	6.18%
c/o Wellington Management Company LLP
280 Congress Street
Boston MA 02210

AllianceBernstein L.P. (3)	500,523	5.67%
501 Commerce Street
Nashville, Tennessee 37203

___________________

(1)	As disclosed in Schedule 13G/A filed with the Securities and Exchange Commission on November 8, 2024.
(2)	As disclosed in Schedule 13G filed with the Securities and Exchange Commission on February 14, 2025.
(3)	As disclosed in Schedule 13G/A filed with the Securities and Exchange Commission on February 24, 2024.

The table below sets forth certain information regarding our directors, nominees proposed by the Board of Directors, and executive officers. Shares beneficially owned include shares of common stock over which a person has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, none of the shares listed are pledged as security, and each of the named individuals has sole voting power and sole investment power with respect to the number of shares shown. Percentages of common stock owned are based on 8,832,210 shares of Company common stock issued and outstanding as of December 31, 2024.

	Number of Shares Owned		Percent of Common Stock Outstanding
DIRECTORS

Kirk W. Caldwell	34,227		*
Howard Y. Ikeda	40,300	(1)	*
Jennifer Isobe	—		—
Allan S. Kitagawa	262,230	(2)	2.97%
John M. Ohama	10,000	(3)	*
Jan M. Sam	—		—

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Vernon Hirata	179,043	(4)	2.03%
Ralph Y. Nakatsuka	186,922	(5)	2.12%
Karen J. Cox	48,886	(6)	*
Troy Yoshimasu	7,313	(7)	*
Melvin M. Miyamoto	43,437	(8)	*

All Directors and Executive Officers as a Group (12 persons)	812,358		9.20%

*	Less than 1%.
(1)	Includes 3,200 shares held by an individual retirement account and 10,022 shares owned by Mr. Ikeda’s spouse.
(2)

Includes 42,321 shares held through the Territorial Savings Bank 401(k) Plan, 17,742 shares held through the Territorial Savings Bank Employee Stock Ownership Plan, 14,546 restricted stock units and 10,000 shares owned by Mr. Kitagawa’s spouse.

(3)	All of such shares are held by an estate over which Mr. Ohama is the executor.
(4)

Includes 57,774 shares held through the Territorial Savings Bank 401(k) Plan, 17,742 shares held through the Territorial Savings Bank Employee Stock Ownership Plan, 6,059 restricted stock units, 15,600 shares held in trust and 441 shares owned by Mr. Hirata’s spouse.

(5)	Includes 17,742 shares held through the Territorial Savings Bank Employee Stock Ownership Plan and 6,059 restricted stock units.
(6)

Includes 14,604 shares held through the Territorial Savings Bank 401(k) Plan, 15,156 shares held through the Territorial Savings Bank Employee Stock Ownership Plan and 500 shares held as trustee for two grandchildren.

(7)	Includes 3,374 shares held through the Territorial Savings Bank 401(k) Plan and 5,038 shares held through the Territorial Savings Bank Employee Stock Ownership Plan.
(8)	Includes 16,798 shares held through the Territorial Savings Bank 401(k) Plan and 11,451 shares held through the Territorial Savings Bank Employee Stock Ownership Plan.

Equity Compensation Plan Information

Set forth below is information as of December 31, 2024 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-average	Share-based
	Be Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(excluding securities
	Warrants and Rights	Warrants and Rights	reflected in first column)
Equity compensation plans approved by security holders	—	$—	4,949

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Board of Directors has determined that each of our directors, with the exception of Chairman of the Board, President and Chief Executive Officer Allan S. Kitagawa, is “independent” as defined in the listing standards of the NASDAQ Stock Market. Mr. Kitagawa is not independent because he is one of our executive officers.

In determining the independence of the directors listed above, the Board of Directors reviewed the following transaction, which is not required to be reported under “Transactions with Certain Related Persons” below. Director Kirk W. Caldwell has a mortgage loan and overdraft protection with Territorial Savings Bank.

Transactions with Certain Related Persons

The Sarbanes-Oxley Act of 2002 generally prohibits us from making loans to our executive officers and directors, but it contains a specific exemption from such prohibition for loans made by Territorial Savings Bank to our executive officers and directors in compliance with federal banking regulations.

At December 31, 2024, all of our loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Territorial Savings Bank, and did not involve more than the normal risk of collectability or present other unfavorable features. These loans were performing according to their original terms at December 31, 2024, and were made in compliance with federal banking regulations.

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

ITEM 14.	Principal Accountant Fees and Services

Audit Fees

The following table sets forth the fees to Moss Adams LLP for the years ended December 31, 2024 and 2023.

	2024	2023
Audit fees	$606,700	$560,000
Audit-related fees (1)	$82,500	$79,300
Tax fees (2)	$37,400	$41,700
All other fees	$—	$—

(1)	Audit-related fees pertain to the audit of the financial statements of certain employee benefit plans.
(2)	Tax fees for 2024 and 2023 consist of tax return preparation and other tax matters.

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

During each of the years ended December 31, 2024 and 2023, 100% of the fees paid to Moss Adams LLP were either approved, in advance, by the Audit Committee, or pre-approved under the Audit Committee’s written pre-approval policy.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)Financial Statements

The following documents are filed as part of this annual report:

(i)	Report of Independent Registered Public Accounting Firm (Moss Adams LLP, Portland, Oregon, PCAOB ID:659)
(ii)	Consolidated Balance Sheets at December 31, 2024 and 2023
(iii)	Consolidated Statements of Operations for the years ended December 31, 2024 and 2023
(iv)	Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2024 and 2023
(v)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024 and 2023
(vi)	Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023
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

10.51	Form of Amendment, dated October 8, 2021, to Amended and Restated Supplemental Executive Retirement Agreement for Allan S. Kitagawa, Vernon Hirata and Ralph Nakatsuka
19	Insider trading policies and procedures
23	Consent of Moss Adams LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Policy relating to recovery of erroneously awarded compensation
101

The following financial statements from Territorial Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

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

TERRITORIAL BANCORP INC.

Date: March 31, 2025	By:	/s/ Allan S. Kitagawa
Allan S. Kitagawa
Chairman of the Board, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Allan S. Kitagawa	Chairman of the Board,	March 31, 2025
Allan S. Kitagawa	President and Chief
Executive Officer (Principal
Executive Officer)

/s/ Melvin M. Miyamoto	Executive Vice President and	March 31, 2025
Melvin M. Miyamoto	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Kirk W. Caldwell	Director	March 31, 2025
Kirk W. Caldwell

/s/ Howard Y. Ikeda	Director	March 31, 2025
Howard Y. Ikeda

/s/ Jennifer A. Isobe	Director	March 31, 2025
Jennifer A. Isobe

/s/ John M. Ohama	Director	March 31, 2025
John M. Ohama

Director
Jan M. Sam